Form 10-Q
period 1996-03-31
WILMINGTON TRUST CORP
filed 1996-05-15
CIK 872821


                                                                  UNITED STATES
                                                        SECURITIES AND EXCHANGE COMMISSION
                                                             Washington, D.C.  20549

                                                                    FORM 10-Q


           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1996
                                                                        OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to _________

                   Commission file number:   0-25442



                                                           WILMINGTON TRUST CORPORATION
                                               ----------------------------------------------------
                                              (Exact name of registrant as specified in its charter)



                                             Delaware                                           51-0328154
                   --------------------------------------------------------------      -------------------------------------

                   (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


                                    Rodney Square North, 1100 North Market Street, Wilmington, Delaware  19890
                                  -----------------------------------------------------------------------------
                                                   (Address of principal executive offices)          (Zip Code)



                                                                  (302) 651-1000
                                               ----------------------------------------------------
                                               (Registrant's telephone number, including area code)



                                                                  Not Applicable
                                ----------------------------------------------------------------------------------
                                (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [ X ]    Yes         [   ] No

     Number of Shares of Issuer's Common Stock ($1.00 par value) Outstanding at March 31, 1996 - 34,657,844 shares

     Wilmington Trust Corporation and Subsidiaries
     Form 10-Q
     Index




     Part I.   Financial Information
                                                                            Page
                                                                            ----
               Item 1 - Financial Statements

                        Consolidated Statement of Condition                 3
                        Consolidated Statement of Income                    5
                        Consolidated Statement of Changes in Stockholders'
                        Equity                                              7
                        Consolidated Statement of Cash Flows                8

               Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                11


     Part II.  Other Information

               Item 1 - Legal Proceedings                                  23
               Item 2 - Changes in Securities                              23
               Item 3 - Defaults Upon Senior Securities                    23
               Item 4 - Submission of Matters to a Vote of
                        Security Holders                                   23
               Item 5 - Other Information                                  24
               Item 6 - Exhibits and Reports on Form 8-K                   25


     Index to Exhibits                                                     25
       Exhibit 11
       Exhibit 27

















                                         (2)

     CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
     Wilmington Trust Corporation and Subsidiaries

                                                                 March 31,           December 31,         March 31,
                                                                    1996                 1995                1995
       (In thousands)                                            ----------          ------------         ----------
       ASSETS
          Cash and due from banks                              $   204,362         $   252,831          $   231,437
                                                               -----------         -----------          -----------
          Interest-bearing time deposits in other banks                ---                 ---                  ---
                                                               -----------         -----------          -----------
          Federal funds sold and securities purchased
             under agreements to resell                            107,000              78,866              198,831
                                                               -----------         -----------          -----------
          Investment securities available for sale:
             U.S. Treasury and government agencies                 560,754             536,995                  ---
             Obligations of state and political
             subdivisions                                           17,110              18,627                5,237
             Other securities                                      317,947             354,621              239,228
                                                               -----------         -----------          -----------
                Total investment securities available
                for sale                                           895,811             910,243              244,465
                                                               -----------         -----------          -----------
       Investment securities held to maturity:
          U.S. Treasury and government agencies                    300,832             236,444              533,231
          Obligations of state and political subdivisions           20,788              20,822               39,558
          Other securities                                         217,312             193,269              314,658
                                                               -----------         -----------          -----------
                Total investment securities held to
                maturity (market values were $536,221,
                $453,323, and $873,666, respectively)              538,932             450,535              887,447
                                                               -----------         -----------          -----------
       Loans:
          Commercial, financial and agricultural                 1,146,529           1,159,434            1,021,439
          Real estate-construction                                 110,231             104,871              103,460
          Mortgage-commercial                                      780,032             770,304              750,322
          Mortgage-residential                                     663,341             669,658              614,281
          Consumer                                                 815,587             823,381              814,650
          Unearned income                                           (7,173)             (5,733)              (3,516)
                                                               -----------         -----------          -----------
             Total loans net of unearned income                  3,508,547           3,521,915            3,300,636
          Reserve for loan losses                                  (50,524)            (49,867)             (47,899)
                                                               -----------         -----------          -----------
             Net loans                                           3,458,023           3,472,048            3,252,737
                                                               -----------         -----------          -----------
       Premises and equipment, net                                  81,764              79,734               73,615
       Other assets                                                137,443             127,941              116,022
                                                               -----------         -----------          -----------

             Total assets                                      $ 5,423,335         $ 5,372,198          $ 5,004,554
                                                               ===========         ===========          ===========



                                         (3)



                                                                 March 31,           December 31,         March 31,
                                                                    1996                 1995                1995
       (In thousands)                                            ----------          ------------         ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

          Deposits:
             Noninterest-bearing demand                        $   670,525         $   721,400          $   593,576
             Interest-bearing:
               Savings                                             356,566             340,581              364,170
               Interest-bearing demand                           1,016,445           1,007,009            1,010,533
               Certificates under $100,000                       1,246,457           1,230,045            1,051,842
               Certificates $100,000 and over                      304,878             288,550              159,131
                                                               -----------         -----------          -----------
               Total deposits                                    3,594,871           3,587,585            3,179,252
                                                               -----------         -----------          -----------
       Short-term borrowings:
          Federal funds purchased and securities sold
          under agreements to repurchase                         1,196,146           1,166,163            1,289,036
          U.S. Treasury demand                                      38,856              29,389               27,650
                                                               -----------         -----------          -----------
             Total short-term borrowings                         1,235,002           1,195,552            1,316,686
                                                               -----------         -----------          -----------
       Other liabilities                                           112,157             101,690               87,290
       Long-term debt                                               28,000              28,000                  ---
                                                               -----------         -----------          -----------
                Total liabilities                                4,970,030           4,912,827            4,583,228
                                                               -----------         -----------          -----------

       Stockholders' equity:
          Common stock ($1.00 par value) authorized
             50,000,000 shares; outstanding 39,012,912,
             39,012,912 and 38,920,743 shares,
             respectively                                           39,013              39,013               38,921
          Capital surplus                                           57,865              58,111               58,043
          Retained earnings                                        474,715             462,215              424,849
          Net unrealized gain/(loss) on investment
            securities available for sale, net of taxes                262               4,379                  (93)
                                                               -----------         -----------          -----------
             Total contributed capital and retained
             earnings                                              571,855             563,718              521,720
          Less:  Treasury stock at cost 4,355,068,
                 3,922,753 and 3,831,407 shares,
                 respectively                                     (118,550)           (104,347)            (100,394)
                                                               -----------         -----------          -----------
             Total stockholders' equity                            453,305             459,371              421,326
                                                               -----------         -----------          -----------
             Total liabilities and stockholders' equity        $ 5,423,335         $ 5,372,198          $ 5,004,554
                                                               ===========         ===========          ===========

       See notes to consolidated financial statements.






                                         (4)

     CONSOLIDATED STATEMENTS OF INCOME (unaudited)
     Wilmington Trust Corporation and Subsidiaries


                                                                            For the three months ended
                                                                                     March 31,
                                                                       ------------------------------------
       (In thousands; except per share data)                                1996                 1995
                                                                         ----------           ----------
       INTEREST INCOME
          Interest and fees on loans                                    $   77,958            $   72,707
          Interest and dividends on investment securities:
             Taxable interest                                               17,723                10,896
             Tax-exempt interest                                               499                   597
             Dividends                                                       2,197                 2,463
       Interest on time deposits in other banks                                ---                   ---
       Interest on federal funds sold and securities purchased
         under agreements to resell                                            386                   157
                                                                        ----------            ----------
          Total interest income                                             98,763                86,820
                                                                        ----------            ----------

       Interest on deposits                                                 31,517                24,245
       Interest on short-term borrowings                                    15,618                16,216
       Interest on long-term debt                                              393                   ---
                                                                        ----------            ----------
          Total interest expense                                            47,528                40,461
                                                                        ----------            ----------
       Net interest income                                                  51,235                46,359
       Provision for loan losses                                            (3,500)               (1,760)
                                                                        ----------            ----------
          Net interest income after provision
             for loan losses                                                47,735                44,599
                                                                        ----------            ----------

       OTHER INCOME
          Trust and investment management fees                              23,100                21,442
          Service charges on deposit accounts                                4,710                 4,045
          Other operating income                                             4,623                 4,216
          Securities gains/(losses)                                             (3)                    7
                                                                        ----------            ----------
             Total other income                                             32,430                29,710
                                                                        ----------            ----------
             Net interest and other income                                  80,165                74,309
                                                                        ----------            ----------

       OTHER EXPENSE
          Salaries and employment benefits                                  29,169                27,002
          Net occupancy                                                      2,698                 2,422
          Furniture and equipment                                            3,446                 3,140
          Stationery and supplies                                            1,480                 1,408




                                         (5)



                                                                            For the three months ended
                                                                                     March 31,
                                                                       ------------------------------------
       (In thousands; except per share data)                                1996                 1995
                                                                         ----------           ----------

          FDIC insurance                                                       164                 1,910
          Other operating expense                                            9,152                 8,477
                                                                        ----------            ----------
             Total other expense                                            46,109                44,359
                                                                        ----------            ----------
       NET INCOME
          Income before income taxes                                        34,056                29,950

          Applicable income taxes                                           11,037                 8,980
                                                                        ----------            ----------
          Net income                                                    $   23,019            $   20,970
                                                                        ==========            ==========
          Net income per share                                          $     0.66            $     0.60
                                                                        ==========            ==========

          Weighted average shares outstanding                               35,008                35,184
          Cash dividends per share                                      $     0.30            $     0.27

       See notes to consolidated financial statements.

































                                         (6)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
     Wilmington Trust Corporation and Subsidiaries

                                                          Common Stock
                                                         ---------------      Capital     Retained    Treasury       Valuation
     (in thousands; except per share data)             Shares      Amount    surplus      earnings     stock          reserve
                                                       ------      ------     -------     --------    --------        --------
     Balance, January 1, 1995                          35,449   $ 38,921    $ 58,117    $ 413,375  $  (91,896)       $   (295)
     Net income                                         ----       ----        ----        20,970       ----            ----
     Cash dividends paid - $.27 per share               ----       ----        ----        (9,496)      ----            ----
     Common stock issued under employment
       benefit plans                                        8      ----          (74)       ----          211           ----
     Acquisition of treasury stock                       (368)     ----        ----         ----       (8,709)          ----
     Adjustments to net unrealized loss on
      investment securities available for sale,
      net of income taxes of $114                       ----       ----        ----         ----        ----              202
                                                       -------    -------     -------    ---------   ---------       ---------
     Balance, March 31, 1995                           35,089   $ 38,921    $ 58,043    $ 424,849  $ (100,394)       $    (93)
                                                       =======  =========   =========    ========= ===========       =========


     Balance, January 1, 1996                          35,090   $ 39,013    $ 58,111    $ 462,215  $ (104,347)       $  4,379
     Net income                                         ----       ----        ----        23,019       ----            ----
     Cash dividends paid - $.30 per share               ----       ----        ----       (10,519)      ----            ----
     Common stock issued under employment
       benefit plans                                       53      ----         (246)       ----        1,349           ----
     Acquisition of treasury stock                       (485)     ----        ----         ----      (15,552)          ----
     Adjustments to net unrealized loss on
      investment securities available for sale,
      net of income taxes of $2,316                      ----      ----        ----         ----        ----           (4,117)
                                                       -------  ---------   ---------   ---------- -----------       ---------

     Balance, March 31, 1996                           34,658   $ 39,013    $ 57,865    $ 474,715  $ (118,550)        $   262
                                                       =======  =========   =========   ========== ===========        ========

     See notes to consolidated financial statements.



















                                         (7)

       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                                      For the three months ended
       Wilmington Trust Corporation and Subsidiaries                                                   March 31,
       (in thousands)                                                                     ---------------------------------
                                                                                              1996                   1995
                                                                                             ------                 ------
       OPERATING ACTIVITIES
          Net income                                                                      $  23,019                 $ 20,970
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for loan losses                                                   3,500                    1,760
                  Provision for depreciation                                                  2,597                    2,238
                  Amortization of investment securities available for sale
                    discounts and premiums                                                      976                ---------
                  Amortization of investment securities held to maturity
                    discounts and premiums                                                       13                    1,112
                  Deferred income taxes                                                      14,897                   16,396
                  Losses on sales of loan                                                       133                ---------
                  Securities losses/(gains)                                                       3                       (7)
                  Increase in other assets                                                   (9,502)                  (1,069)
                  Decrease in other liabilities                                              (2,114)                  (9,800)
                                                                                            --------               ----------
                    Net cash provided by operating activities                                33,522                   31,600
                                                                                            --------               ----------

       INVESTING ACTIVITIES
          Proceeds from sales of investment securities available for sale                     5,733                   18,894
          Proceeds from maturities of investment securities available for sale              311,954                  425,988
          Proceeds from maturities of investment securities held to maturity                 24,082                   42,168
          Purchases of investment securities available for sale                            (344,280)                (435,788)
          Purchases of investment securities held to maturity                               (78,879)                (198,782)
          Gross proceeds from sales of loans                                                 13,251                    ----
          Net increase in loans                                                              (2,859)                 (18,933)
          Net increase in premises and equipment                                             (4,627)                  (5,075)
                                                                                            --------               ----------
             Net cash used for investing activities                                         (75,625)                (171,528)
                                                                                            --------               ----------

       FINANCING ACTIVITIES
          Net decrease in demand, savings and interest-bearing demand                       (25,454)                (172,095)
          Net increase in certificates of deposit                                            32,740                   42,597
          Net increase in federal funds purchased and securities sold under
            agreements to repurchase                                                         29,983                  391,537
          Net increase/(decrease) in U.S. Treasury demand                                     9,467                   (9,658)
          Cash dividends                                                                    (10,519)                  (9,496)
          Proceeds from common stock issued under employment benefit plans                    1,103                      137
          Payments for common stock acquired through buybacks                               (15,552)                  (8,709)
                                                                                            --------               ----------
             Net cash provided by financing activities                                       21,768                  234,313
                                                                                            --------               ----------
          (Decrease)/increase in cash and cash equivalents                                  (20,335)                  94,385
          Cash and cash equivalents at beginning of period                                  331,697                  335,883
                                                                                          ----------               ----------
             Cash and cash equivalents at end of period                                   $ 311,362                $ 430,268
                                                                                          ==========               ==========


                                         (8)



       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                                      For the three months ended
       Wilmington Trust Corporation and Subsidiaries                                                   March 31,
       (in thousands)                                                                     ---------------------------------
                                                                                              1996                   1995
                                                                                             ------                 ------
       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid during the period for:
                  Interest                                                                 $ 46,820                 $ 35,747
                  Taxes                                                                         958                      769
          Loans transferred during the year:
                  To other real estate owned                                                $ 7,516                    $ 582
                  From other real estate owned                                                3,894                    3,438


          See notes to consolidated financial statements.











































                                         (9)

     NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Wilmington Trust Corporation and Subsidiaries


     NOTE 1 - ACCOUNTING AND REPORTING POLICIES

           The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company which owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania (formerly Freedom Valley Bank) and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry. The information for the interim periods is unaudited and includes all adjustments which are of a normal recurring nature and which management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated
           Financial Statements included in the Corporation's 1995 Annual Report to Stockholders.

































                                         (10)

     Wilmington Trust Corporation and Subsidiaries


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     SUMMARY
     -------

     Net  income for  the first quarter  of 1996  was $23  million, or  $.66 per
     share.   This was a $2 million,  or 10%, increase over  the $21 million, or
     $.60 per share, reported for the first quarter of 1995.

     Net interest income for the first quarter of 1996 was $51.2 million, an increase of $4.9 million, or 11%, over the $46.4 million reported for the first quarter of 1995.

     The quarterly provision for loan losses was $3.5 million, an increase of $1.7 million, or 99%, over the $1.7 million provision for the first quarter of 1995. The provision increased the reserve for loan losses to $50.5 million, or 1.44% of total period-end loans outstanding. This is an increase of $2.6 million over the $47.9 million, or 1.45% of total loans outstanding, reported for the first quarter of 1995.

     Noninterest income   for the  first quarter of  1996 was $32.4 million,  an
     increase of $2.7 million, or 9%, over the $29.7 million reported for the first quarter of 1995.

     Operating expenses were $46.1 million, an increase of $1.8 million, or 4%, over the $44.4 million reported for the first quarter of 1995.

     Return on assets for the first quarter of 1996, on an annualized basis, was 1.76%, down slightly from 1.82% for the first quarter of 1995. Return on stockholders' equity, also on an annualized basis, was 20.09%, down slightly from the 20.41% reported for the first quarter of 1995.


     STATEMENT OF CONDITION
     ----------------------

     Average total assets for the first quarter of 1996 were $5.25 billion, a $577 million, or 12%, increase over the $4.67 billion reported for the first quarter of 1995. Approximately $572 million of this increase was attributable to earning assets which rose, on average, to $4.91 billion for the first quarter of 1996.

     All  three  components of  earning  assets  contributed to  this  increase.
     Investment securities  rose  $339 million,  or  32%,  on average  to  $1.39 billion as the Corporation increased its holdings of U.S. Treasury and government agency securities in anticipation of projected first quarter 1996 maturities. The average level of loans outstanding rose $216

                                         (11)

     STATEMENT OF CONDITION (continued)
     ----------------------


     million, or 7%, to $3.5 billion as commercial loans grew by $131 million, or 13%, to $1.14 billion. Commercial and residential mortgage loans also contributed to this increase, growing by $36 million, or 5%, to $773 million, and $53 million, or 9%, to $665 million, respectively.

     Average total interest-bearing liabilities for the first quarter of 1996 were $4.07 billion, a $445 million, or 12%, increase over the $3.63 billion reported for the first quarter of 1995. The average level of total deposits for the first quarter of 1996 was $3.5 billion, a $423 million, or 14%, increase over the $3.1 billion reported for the first quarter of 1995. Contributing to this growth was a $360 million, or 14%, increase in the average level of interest-bearing deposits to $2.91 billion for the first quarter of 1996. Virtually all of this increase was attributable to certificates of deposit acquired in a premium-rate deposit promotion campaign conducted during the fourth quarter of 1995. The average level of certificates of deposit under $100,000 rose $203 million, or 20%, to $1.2 billion, while certificates of deposit $100,000 and over rose $182 million, or 121%, to $332 million. The deposits acquired in the Corporation's deposit promotion program have a seven-month term and will mature during the second and third quarters of 1996.

     The growth in the average level of earning assets during the first quarter of 1996 outpaced the growth in total deposits by $148.4 million. Accordingly, the Corporation sought alternative funding sources in the form of short-term borrowings. The average level of federal funds purchased was $1.1 billion during the first quarter of 1996. This was an increase of $58.5 million, or 6%, over the average level of $1.04 billion for the same quarter last year.

     Average stockholders' equity reached $461 million for the first quarter of 1996. This was a $44 million, or 10%, increase over the $417 million level reported for the first quarter of 1995. Continued strong earnings offset, in part, by dividend payments and the Corporation's ongoing stock repurchase program accounted for all of this increase.


     NET INTEREST INCOME
     -------------------

     Net interest  income, on a  fully tax-equivalent basis ("FTE"),   was $53.9
     million for the first quarter of 1996. This was a $4.6 million, or 9%, increase over the $49.3 million reported for the first quarter of 1995.

     Interest  income  (FTE) reached  $101.4  million,  an  increase  of   $11.7
     million, or 13%, over the $89.8 million reported for the first quarter of 1995. Virtually all of this increase was due to the increased level of earning assets, as the rates earned on those assets fell by six basis points, from 8.31% a year ago to 8.25% for the first quarter of 1996.

                                         (12)

     STATEMENT OF CONDITION (continued)
     ----------------------


     Interest expense reached $47.5 million, an increase of $7.1 million, or 17%, over the $40.5 million reported for the first quarter of 1995. The higher level of interest-bearing liabilities ($445 million) resulted in a $5 million increase in interest expense, while the higher average cost of funds, due in part to the deposit promotion program, resulted in a $2.1 million increase in interest expense.

     The net interest margin for the first quarter of 1996 was 4.36%, down 19 basis points from the 4.55% reported for the first quarter of 1995. The tables on the following two pages present comparative net interest income data and a rate/volume analysis of the changes in net interest income for the first quarters of 1996 and 1995.





































                                         (13)

     QUARTERLY AND YEAR-TO-DATE ANALYSIS OF EARNINGS
                                                   1996 First Quarter                                1995 First Quarter
                                           ----------------------------------                -----------------------------------
       (In thousands; rates on             Average           Income/      Average             Average          Income/      Average
       tax-equivalent basis)               balance           expense        rate              balance          expense       rate
                                           -------           -------      -------             -------          -------      -------
       Earning assets
         Time deposits in other          $       ---        $    ---         --- %         $       ---        $   ---         --- %
         banks
         Federal funds sold and
         securities purchased under
         agreements to resell                 26,839             386          5.69              10,716            157          5.86
                                         -----------        --------                       -----------       --------
             Total short-term
             investments                      26,839             386          5.69              10,716            157          5.86
                                         -----------        --------         -----         -----------       --------         -----
         U.S. Treasury and
         government agencies                 791,489          12,174          6.21             481,502          6,877          5.71
         State and municipal                  38,907             771          7.95              46,290            901          7.79

         Preferred stock                     143,520           2,649          7.30             191,023          3,086          6.46
         Asset-backed securities             304,261           4,407          5.79             242,225          3,086          5.10
         Other                               106,877           1,447          5.46              84,576          1,200          5.64
                                         -----------        --------                       -----------       --------
             Total investment
             securities                    1,385,054          21,448          6.22           1,045,616         15,150          5.79
                                         -----------        ========         -----         -----------       --------         -----
         Commercial, financial and
         agricultural                      1,135,374          25,317          8.84           1,007,919         22,354          8.89
         Real estate-construction            106,782           2,480          9.19             104,597          2,627         10.04
         Mortgage-construction               773,437          19,002          9.72             737,307         17,561          9.53
         Mortgage-residential                665,453          13,142          7.90             612,664         12,102          7.90
         Consumer                            813,078          19,667          9.70             815,694         19,812          9.83
                                         -----------        --------         -----         -----------       --------         -----
             Total loans                   3,494,124          79,608          9.07           3,278,181         74,456          9.12
                                         -----------        --------         -----         -----------       --------         -----
             Total earning assets        $ 4,906,017         101,442          8.25         $ 4,334,513         89,763          8.31
                                         ===========        ========         =====         ===========       ========         =====
       Funds supporting earning
       assets

         Savings                         $   364,798           2,077          2.41         $   366,539          2,202          2.44
         Interest-bearing demand             991,793           6,483          2.63             996,481          6,476          2.64
         Certificates under                1,239,179          18,325          5.95           1,036,469         13,670          5.35
         $100,000
         Certificates $100,000 and           332,152           4,632          5.52             150,193          1,897          5.05
         over                            -----------        --------         -----         -----------       --------         -----
             Total interest-bearing
             deposits                      2,909,922          31,517          4.35           2,549,682         24,245          3.85
                                         -----------        --------         -----         -----------       --------         -----



                                         (14)






                                                   1996 First Quarter                                1995 First Quarter
                                           ----------------------------------                -----------------------------------
       (In thousands; rates on             Average           Income/      Average             Average          Income/      Average
       tax-equivalent basis)               balance           expense        rate              balance          expense       rate
                                           -------           -------      -------             -------          -------      -------
         Federal funds purchased
         and securities sold under
         agreements to repurchase          1,098,145          15,153          5.50           1,039,640         15,609          6.01
         U.S. Treasury demand                 36,688             465          5.01              38,205            607          6.36
                                         -----------        --------         -----         -----------       --------         -----
             Total short-term
             borrowings                    1,134,833          15,618          5.49           1,077,845         16,216          6.02
                                         -----------        --------         -----         -----------       --------         -----
         Long-term debt                       28,000             393          5.65                 ---            ---           ---
                                         -----------        --------         -----         -----------       --------         -----
             Total interest-bearing
             liabilities                   4,072,755          47,528          4.67           3,627,527         40,461          4.50
                                         -----------        --------                       -----------       --------

         Other noninterest funds             833,262             ---           ---             707,444            ---           ---
                                         -----------        --------         -----         -----------       --------         -----
             Total funds used to
             support earning assets      $ 4,906,017          47,528          3.89         $ 4,334,971         40,461          3.76
                                         ===========        ========         -----         ===========       ========         -----
       Net interest/income yield                              53,914          4.36                             49,302          4.55
         Tax-equivalent adjustment                            (2,679)                                          (2,943)
                                                            --------                                         --------
       Net interest income                                  $ 51,235                                         $ 46,359
                                                            ========                                         ========


     Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective Janury 1, 1994.



















                                         (15)

       RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
                                                                                  For the three months ended March 31,
                                                                               ---------------------------------------------
                                                                                                                   1996/1995
                                                                                                         Increase (Decrease)
                                                                                                           due to change in
                                                                              ----------------------------------------------
                                                                                     1               2
       (in thousands)                                                           Volume            Rate                Total
                                                                                ------            ----                -----
       Interest income:
          Time deposits in other banks                                        $ ----          $ ----               $  ---
          Federal funds sold and securities purchased
             under agreements to resell                                           239             (10)                 229
                                                                              -------          -------             --------
                    Total short-term investments                                  239             (10)                 229
                                                                              -------          -------             --------
          U.S. Treasury and government agencies                                 4,328             969                5,297
          State and municipal *                                                  (146)             16                 (130)
          Preferred stock *                                                      (775)            338                 (437)
          Asset-backed securities                                                 792             529                1,321
          Other *                                                                 295             (48)                 247
                                                                              -------          -------             --------
                 Total investment securities                                    4,795           1,503                6,298
                                                                              -------          -------             --------
          Commercial, financial and agricultural *                              2,817             146                2,963
          Real estate-construction                                                 55            (202)                (147)
          Mortgage-commercial *                                                   856             585                1,441
          Mortgage-residential                                                  1,037               3                1,040
          Consumer                                                                (64)            (81)                (145)
                                                                              --------         -------             --------
                 Total loans                                                    4,897             255                5,152
                                                                              --------         -------             --------
                 Total interest income                                        $11,640          $   39              $11,679
                                                                              ========         =======             ========
       Interest expense:
          Savings                                                             $  (120)         $   (5)              $ (125)
          Interest-bearing demand                                                 (31)             38                    7
          Certificates under $100,000                                           2,696           1,959                4,655
          Certificates $100,000 and over                                        2,323             412                2,735
                                                                              --------         -------             --------
            Total interest-bearing deposits                                     3,448           3,824                7,272
                                                                              --------         -------             --------
          Federal funds purchased and securities sold under
             agreements to repurchase                                             879          (1,335)                (456)
          U.S. Treasury demand                                                    (24)           (118)                (142)
                                                                              -------          -------             --------
                 Total short-term borrowings                                      867          (1,465)                (598)
                                                                              -------          -------             --------

                                         (16)






       RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
                                                                                  For the three months ended March 31,
                                                                               ---------------------------------------------
                                                                                                                   1996/1995
                                                                                                         Increase (Decrease)
                                                                                                           due to change in
                                                                              ----------------------------------------------
                                                                                     1               2
       (in thousands)                                                           Volume            Rate                Total
                                                                                ------            ----                -----
          Long-term Debt                                                        ----              393                  393
                                                                              -------          -------             --------
                 Total interest expense                                       $ 4,981          $2,086              $ 7,067
                                                                              =======          =======             ========
       Changes in net interest income                                                                              $ 4,612
                                                                                                                   ========

     * Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.
     1 Changes attributable to  volume are defined as  change in average balance multiplied by the prior year's rate.
     2 Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

       The detail in the above table does not sum to the respective totals due to changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.


     NONINTEREST REVENUES AND OPERATING EXPENSES
     -------------------------------------------

     Noninterest revenues for the first quarter of 1996 were $32.4 million, a $2.7 million, or 9%, increase over the $29.7 million reported for the first quarter of 1995.

     Trust and investment management fees were $23.1 million, an increase of $1.7 million, or 8%, over the $21.4 million reported for the same quarter a year ago. Personal trust fees rose $1 million, or 10%, to $11.1 million on the strength of higher principal and income commissions which were offset, in part, by lower distribution commissions and estate settlement fees. Corporate trust fees rose $52,000, or 1%, to $6.6 million as higher levels of fee income were realized from employee benefit administration fees. Investment management fees rose $638,000, or 14%, to $5.4 million on the strength of higher mutual fund service fees and discount brokerage fees.



                                         (17)

     Service charges on deposit accounts were $4.7 million, an increase of $665,000, or 16%, due to higher levels of returned check, overdraft and stop payment charges. Other operating income was $4.6 million, an increase of $407,000, or 10%, as higher levels of credit card fee income, safe deposit box fees and precious metals storage fees were realized.

     Operating expenses for the first quarter of 1996 were $46.1 million, an increase of $1.7 million, or 4%, over the $44.4 million reported for the first quarter of 1995. Salaries and employment benefits were $29.2 million, an increase of $2.2 million, or 8%, as staffing levels were increased over year-ago levels. Occupancy expense for the first quarter of 1996 was $2.7 million, up $276,000, or 11%, over the first quarter of 1995 due primarily to the timing of maintenance expense payments. Furniture and equipment expense was $3.4 million, an increase of $306,000, or 10%, while stationery and supply expenses were $1.5 million, an increase of $72,000, or 5%, over the corresponding levels for the first quarter of 1995. Other operating expense was $9.3 million, a decrease of $1.1 million, or 10%, as higher levels of telephone, advertising and other expense were more than offset by a $1.7 million decrease in deposit insurance premiums paid to the Federal Deposit Insurance Corporation (the "FDIC").

     INTEREST RATE SENSITIVITY
     -------------------------

     The Corporation's interest rate sensitivity, as measured by gap analysis, decreased slightly since the end of the last quarter. At March 31, 1996, the Corporation's one-year cumulative gap, as a percentage of rate-sensitive assets, was a negative 21.8%. At December 31, 1995, the Corporation's one-year cumulative gap was a negative 22.7%.

     Gap analysis, used to measure the difference between volumes of interest rate-sensitive assets and liabilities, examines the Corporation's balance sheet at one point in time, but does not capture any balance sheet dynamics that may be present. Because of these inherent limitations, gap reports cannot predict accurately the change in net interest income that may occur given a particular change in interest rates. The Corporation employs simulation models to measure dynamic changes in interest rate-sensitive assets and liabilities caused by variations in interest rates. The Corporation also enters into interest rate swaps ("swaps") and interest rate floor agreements ("floors") as hedges against fluctuations in the interest rates of identifiable asset categories. The swaps represent an exchange of interest payments computed on notional amounts. The Corporation receives fixed-rate interest payments in return for floating-rate payments on the swaps. At March 31, 1996, the swap portfolio totaled $450 million and had final maturities of between 1 and 49 months, with a weighted average maturity of 24 months. The floors generate interest payments based on notional amounts when the floating-rate index falls below the fixed-rate strike price. When that index is equal to or above the strike price, no payments are received. A single, up-front payment was made to purchase each of the floors. These payments are amortized over each floor's original life.

                                         (18)

     At March 31, 1996, the floor portfolio totaled $200 million and had final maturities of between 40 and 46 months, with a weighted average maturity of 43 months. The net interest differential which the Corporation currently receives on these swaps and floors is reported under the caption "Interest and fees on loans" in the Corporation's consolidated statements of income, and is recognized over the lives of the respective agreements.

     LIQUIDITY
     ---------

     A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through a stable base of core deposits.

     The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 28.93%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

     ASSET QUALITY AND LOAN LOSS PROVISION
     -------------------------------------

     The Corporation's provision for loan losses for the first quarter of 1996 was $3.5 million, an increase of $1.7 million, or 99%, over the $1.7 million provision for the first quarter of 1995. The reserve at March 31, 1996 was $50.5 million, an increase of $2.6 million, or 6%, over the level of $47.9 million reported at March 31, 1995. The reserve as a percentage of total period-end loans outstanding at March 31, 1996 was 1.44%, virtually unchanged from the 1.45% reported at the corresponding date last year. Net chargeoffs for the first quarter of 1996 were $2.8 million, an increase of $313,000 over the $2.5 million reported for the first quarter of 1995.

     The following table presents the risk elements in the Corporation's loan portfolio:









                                         (19)

       RISK ELEMENTS
                                                      March 31,         December 31,          March 31,
                                                          1996                 1995               1995
                                                     ----------         ------------         ----------

       Nonaccruing                                     $ 27,531             $ 33,576           $ 30,844
       Restructured                                          --                   --                 --
       Past due 90 days or more                          19,673               19,346             19,651
                                                       --------             --------           --------

             Total                                     $ 47,204             $ 52,922           $ 50,495
                                                       ========             ========           ========

       Percent of total loans at period-end               1.35%                1.50%              1.53%


       Other real estate owned                         $ 17,910             $ 14,288           $ 14,745



     Nonaccruing loans at March 31, 1996 were $27.5 million, a decrease of $6 million from the $33.6 million reported at December 31, 1995 and a $3.3 million decrease from the $30.8 million reported at the same date last year. Other real estate owned, which is reported as a component of other assets in the consolidated statements of condition, consists of assets that have been acquired in lieu of foreclosure or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosed. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccruing loans) at March 31, 1996 totaled $47.2 million, or 1.35% of period-end loans outstanding. This was a decrease of $5.7 million, or 11%, from the $52.9 million and 1.50% of period-end loans outstanding reported at December 31, 1995 and a $3.3 million decrease from the $50.5 million and 1.53% reported at the end of the same quarter last year. These balances reflect the reclassification of loans previously reported as in-substance foreclosed to the nonaccrual category in accordance with the provisions of Statement of Financial Accounting Standards Number 114. As a result of the Corporation's ongoing monitoring of its loan portfolio, at March 31, 1996, approximately $16.7 million of its loans were identified which are either currently performing in accordance with their terms or which are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.




                                         (20)

     The reserve for loan losses at quarter-end was 1.84 times the level of nonaccruing loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

     CAPITAL RESOURCES
     -----------------
     A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the first quarter of 1996 was 12.84%, and its core (Tier 1) leveraged capital ratio was 8.40%. The corresponding ratios from one year ago were 12.30% and 8.74%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8% and 4%, respectively.

     Reflecting the Corporation's performance and favorable outlook, the Board of Directors, at its April meeting, increased the quarterly dividend by 10%, to 33 cents per share. This raises the per-share annual dividend rate to $1.32 and marks the fifteenth consecutive year in which dividends have been increased. The current quarterly dividend is payable May 15, 1996 to stockholders of record on May 1, 1996.

     At its April meeting, the Board of Directors also authorized the buyback of an additional four million shares of the Corporation's common stock. This program will commence upon the completion of the current stock buyback program of three million shares that was initiated in October of 1993. To date, there have been 2.8 million shares purchased under that program. The Corporation has bought back over seven million of its shares since 1987. The purchased shares will be held as treasury stock and may be reissued in connection with acquisitions, the exercise of stock options and for other corporate purposes. Currently, there are 43.7 million shares of the Corporation's common stock outstanding.

     Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.

     ACCOUNTING PRONOUNCEMENTS
     -------------------------

     In March 1995, the FASB issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. This Statement was adopted on January 1, 1996


                                         (21)
     and, based on current circumstances, will not have a material impact on earnings.

     In May 1995, the FASB issued SFAS No. 122 - "Accounting for Mortgage Servicing Rights an amendment to FASB No. 65," which requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however these servicing rights are acquired. This
     Statement  requires   that  a  mortgage   banking  enterprise  assess  its
     capitalized mortgage servicing rights for impairment based upon the fair value of those rights. Impairment should be recognized through a valuation allowance. This Statement was adopted on January 1, 1996, and based upon current circumstances, will not have a material impact upon earnings.

     In October 1995, the FASB issued SFAS No. 123 - "Accounting for Stock Based Compensation," which provides an alternative to APB Opinion No. 25 - "Accounting for Stock Issued to Employees" in accounting for stock-based compensation issued to employees. The Corporation will continue to utilize the cost measurement principles of APB Opinion No. 25, while adopting only the disclosure provisions of FASB No. 123. This Statement was adopted on January 1, 1996 and will not impact earnings.
































                                         (22)

     PART II.  OTHER INFORMATION

       Item 1 - Legal Proceedings
                Not Applicable

       Item 2 - Changes in Securities
                Not Applicable

       Item 3 - Defaults Upon Senior Securities
                Not Applicable

       Item 4 - Submission of Matters to a Vote of Security Holders

           At the Corporation's Annual Stockholders' Meeting held on April 18, 1996 (the "Annual Meeting"), the nominees for director proposed by the Corporation were elected. The votes cast for those nominees were as set forth below:

                                                 For              Withheld
                                            -------------         --------

       Carolyn S. Burger                     24,886,616           228,413
       Robert C. Forney                      24,889,320           225,709
       Robert V.A. Harra, Jr.                24,890,916           226,113
       Rex L. Mears                          24,905,519           225,710
       Leonard W. Quill                      24,900,801           228,428
       Robert W. Turnell, Jr.                24,903,891           225,338



       In addition, at the Annual Meeting, the Corporation's stockholders approved the following proposals:

       a.  1996 Employee Stock Purchase Plan

           The 1996 Employee Stock Purchase Plan, designed to encourage wider ownership of the Corporation's common stock by its employees, is for a term of four years and authorizes the issuance of up to 500,000 shares of the Corporation's common stock. The vote for that plan was as follows:

                For                    Against                  Abstain
              -------                  -------                  -------

             24,091,464                892,470                  131,403








                                         (23)

       b.  1996 Long-Term Incentive Plan

           The 1996 Long-Term Incentive Plan, designed primarily to assist the Corporation in attracting and retaining highly competent officers and other key employees, is for a term of four years and authorizes the issuance of up to 1,200,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:


                For                    Against                  Abstain
              -------                  -------                  -------

             23,552,885               1,316,785                 240,362


       c.  Approval of Increase in Authorized Common Stock

           The  proposal  to   increase    the    number     of  shares  of  the
           Corporation's authorized common stock from 50,000,000 to 150,000,000 was approved by the Corporation's stockholders as follows:



                For                    Against                  Abstain
              -------                  -------                  -------

             21,310,345               3,524,104                 131,181


       d. Ratification of Selection of Ernst & Young LLP as Independent Public Accountants

           The proposal to ratify the selection of the firm of Ernst & Young LLP as the Corporation's independent public accountants for the year ending December 31, 1996 was approved by the Corporation's stockholders as follows:


                For                    Against                  Abstain
              -------                  -------                  -------

             24,794,238                183,186                  133,515



       Item 5  - Other Information
                 Not Applicable

       Item 6  - Exhibits and Reports on Form 8-K

           The exhibits listed below are being filed as part of this report. These exhibits will be made available to any shareholder upon

                                         (24)
           receipt of a written request therefor, together with payment of $.20 per page for duplicating costs.


       Exhibit Number                          Exhibit
       --------------      ----------------------------------------------

       11                  Statement re computation of per share earnings

       27                  Financial data schedule











































                                         (25)

                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WILMINGTON TRUST CORPORATION


     DATE  May 14, 1996       /s/     Leonard W. Quill
                              -------------------------------
                              Name:   Leonard W. Quill
                              Title:  Chairman of the Board
                                      and Chief Executive
                                      Officer

     DATE  May 14, 1996       /s/     Ted T. Cecala
                              -------------------------------
                              Name:   Ted T. Cecala
                              Title:  Vice Chairman and
                                      Chief Operating Officer





























                                         (26)