Form 10-Q
period 1996-06-30
WILMINGTON TRUST CORP
filed 1996-08-14
CIK 872821

                                    United States
                          Securities and Exchange Commission
                                Washington, D.C. 20549

                                      Form 10-Q

     [ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarter ended June 30, 1996

                                          OR

     [   ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For The Transition Period From ____________ to ___________

           Commission File Number:  0-25442


                             WILMINGTON TRUST CORPORATION
                 ----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                     Delaware                               51-0328154
           ------------------------------             --------------------
           State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization                Identification No.)

     Rodney Square North, 1100 North Market Street, Wilmington, Delaware  19890
     --------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                    (302) 651-1000
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)


                                    Not Applicable
                 ----------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     [ X ]    Yes                [   ]     No

     Number of shares of Issuer's common stock ($1.00 par value) outstanding at June 30, 1996 - 34,195,677 shares

     Wilmington Trust Corporation and Subsidiaries
     Form 10-Q
     Index



     Part I.     Financial Information
                                                                         Page
                                                                         ----
          Item 1 - Financial Statements

              Consolidated Statement of Condition                          3
              Consolidated Statement of Income                             5
              Consolidated Statement of Cash Flows                         7
              Note to Consolidated Financial Statements                    9

          Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       10


     Part II.   Other Information

          Item 1 - Legal Proceedings                                      24
          Item 2 - Changes in Securities                                  24
          Item 3 - Defaults Upon Senior Securities                        24
          Item 4 - Submission of Matters to a Vote of  Security Holders   24
          Item 5 - Other Information                                      24
          Item 6 - Exhibits and Reports on Form 8-K                       24

          Exhibit 11
          Exhibit 27

     Consolidated Statements of Condition (unaudited)
     Wilmington Trust Corporation and Subsidiaries

                                                                              June 30,         December 31,
      (in thousands)                                                            1996               1995
      ---------------------------------------------------------------------------------------------------
      ASSETS
      Cash and due from banks                                              $  204,696        $  252,831
      Interest-bearing time deposits in other banks                               ---               ---
      Federal funds sold and securities purchased under agreements to
      resell                                                                   59,000            78,866
      Investment securities available for sale:
          U.S. Treasury and government agencies                               565,294           536,995
          Obligations of state and political subdivisions                      15,388            18,627
          Other securities                                                    295,874           354,621
      ---------------------------------------------------------------------------------------------------
            Total investment securities available for sale                    876,556           910,243
                                                                             --------          --------
      Investment securities held to maturity:
          U.S.Treasury and government agencies                                272,150           236,444
          Obligations of state and political subdivisions                      19,174            20,822
          Other securities                                                    206,504           193,269

     ---------------------------------------------------------------------------------------------------
            Total investment securities held to maturity
            (market values were $489,457 and $453,323,
            respectively)                                                     497,828           450,535
                                                                             --------          --------
      Loans:
          Commercial, financial and agricultural                            1,179,351         1,159,434
          Real estate - construction                                          109,830           104,871
          Mortgage - commercial                                               795,696           770,304
          Mortgage - residential                                              685,206           669,658
          Consumer                                                            834,561           823,381
          Unearned income                                                      (8,612)           (5,733)
      ----------------------------------------------------------------------------------------------------
            Total loans net of unearned income                              3,596,032         3,521,915
      Reserve for loan losses                                                 (51,423)          (49,867)
      ----------------------------------------------------------------------------------------------------
            Net loans                                                       3,544,609         3,472,048
                                                                           ----------        ----------
      Premises and equipment, net                                              85,478            79,734
      Other assets                                                            118,909           127,941
      ---------------------------------------------------------------------------------------------------
            Total assets                                                   $5,387,076        $5,372,198
                                                                           ==========        ==========










      LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
          Noninterest-bearing demand                                       $  714,865        $  721,400
          Interest-bearing:
              Savings                                                         366,160           340,581
              Interest-bearing demand                                         999,351         1,007,009
              Certificates under $100,000                                   1,244,641         1,230,045
              Certificates $100,000 and over                                  204,671           288,550
      ---------------------------------------------------------------------------------------------------
              Total deposits                                                3,529,688         3,587,585
                                                                           ----------        ----------
      Short-term borrowings:
          Federal funds purchased and securities sold under agreements
          to repurchase                                                     1,214,053         1,166,163
          U.S. Treasury demand                                                 74,421            29,389
      ---------------------------------------------------------------------------------------------------
             Total short-term borrowings                                    1,288,474         1,195,552
                                                                           ----------        ----------
      Other liabilities                                                        93,361           101,690
      Long-term debt                                                           28,000            28,000
      ---------------------------------------------------------------------------------------------------
          Total liabilities                                                 4,939,523         4,912,827
                                                                           ----------        ----------
      Stockholders' equity:
          Common stock ($1.00 par value) authorized 150,000,000
              shares; issued  39,107,462 and 39,012,912 shares,
              respectively                                                     39,107            39,013
          Capital surplus                                                      59,854            58,111
          Retained earnings                                                   487,452           462,215
          Net unrealized gain/(loss) on investment securities
              available for sale, net of taxes                                 (1,985)            4,379
                                                                           ----------       -----------
              Total contributed capital and retained earnings                 584,428           563,718
          Less: Treasury stock at cost 4,911,785 and 3,922,753
              shares, respectively                                           (136,875)         (104,347)
      ----------------------------------------------------------------------------------------------------
      Total stockholders' equity                                              447,553           459,371
                                                                           ----------       -----------
      Total liabilities and stockholders' equity                           $5,387,076        $5,372,198
                                                                           ==========        ==========

      See note to consolidated financial statements

     Consolidated Statements of Income (unaudited)
     Wilmington Trust Corporation and Subsidiaries
                                                   For the three months ended      For the six months ended
                                                            June 30,                       June 30,
                                                   --------------------------      ------------------------
      (in thousands; except per share data)            1996           1995           1996           1995
      -------------------------------------------------------------------------------------------------------

      INTEREST INCOME
          Interest and fees on loans               $78,279        $77,232       $156,237       $149,939
          Interest and dividends on
              investment securities:
              Taxable interest                      18,180         14,190         35,903         25,086
              Tax-exempt interest                      463            509            962          1,106
              Dividends                              1,993          2,160          4,190          4,623
          Interest on time deposits in other
              banks                                    ---            ---            ---            ---
          Interest on federal funds sold and
              securities purchased under
              agreements to resell                     247            203            633            360
                                                  --------       --------       --------       --------
              Total interest income                 99,162         94,294        197,925        181,114
                                                  --------       --------       --------       --------
          Interest on deposits                      29,915         25,835         61,432         50,080
          Interest on short-term borrowings         16,419         19,638         32,037         35,854
          Interest on long-term debt                   364            ---            757            ---
                                                  --------       --------       --------       --------
              Total interest expense                46,698         45,473         94,226         85,934
      -------------------------------------------------------------------------------------------------------
          Net interest income                       52,464         48,821        103,699         95,180
          Provision for loan losses                 (3,500)        (2,520)        (7,000)        (4,280)
      -------------------------------------------------------------------------------------------------------
          Net interest income after provision
              for loan losses                       48,964         46,301         96,699         90,900
                                                  --------       --------       --------       --------
      OTHER INCOME
          Trust and investment management fees      24,370         21,609         47,470         43,051
          Service charges on deposit accounts        4,591          4,315          9,301          8,360
          Other operating income                     5,125          5,722          9,748          9,938
          Securities gains / (losses)                  (10)            38            (13)            45
      -------------------------------------------------------------------------------------------------------
              Total other income                    34,076         31,684         66,506         61,394
                                                  --------       --------       --------       --------
              Net interest and other income         83,040         77,985        163,205        152,294
                                                  --------       --------       --------       --------











      OTHER EXPENSE
          Salaries and employment benefits          29,478         27,270         58,647         54,272
          Net occupancy                              2,520          2,579          5,218          5,001
          Furniture and equipment                    3,844          3,481          7,290          6,621
          Stationery and supplies                    1,678          1,681          3,158          3,089
          FDIC insurance                               169          1,909            333          3,819
          Other operating expense                    9,630          8,424         18,782         16,901
      -------------------------------------------------------------------------------------------------------
              Total other expense                   47,319         45,344         93,428         89,703
                                                  --------       --------       --------       --------
      NET INCOME
          Income before income taxes                35,721         32,641         69,777         62,591
          Applicable income taxes                   11,604         10,143         22,641         19,123
      -------------------------------------------------------------------------------------------------------
              Net income                           $24,117        $22,498        $47,136        $43,468
                                                  ========       ========       ========       ========
              Net income per share                   $0.70          $0.64          $1.36          $1.24
                                                  ========       ========       ========       ========
          Weighted average shares outstanding       34,462         35,172         34,735         35,178
          Cash dividends per share                   $0.33          $0.30          $0.63          $0.57

      See note to consolidated financial statements

     Consolidated  Statements of Cash Flows (unaudited)
     Wilmington Trust Corporation and Subsidiaries
                                                                             ---------------------------------
                                                                             For the six months ended June 30,
      (in thousands)                                                                 1996           1995
      -------------------------------------------------------------------------------------------------------
      OPERATING ACTIVITIES
          Net income                                                          $  47,136      $   43,468
          Adjustments to reconcile net income to cash
              provided by operating activities:
              Provision for loan losses                                           7,000           4,280
              Provision for depreciation                                          5,155           4,742
              Amortization of investment securities available
                  for sale discounts and premiums                                 1,766             ---
              (Accretion)/amortization of investment securities
                  held to maturity discounts and premiums                            (6)          2,155
              Deferred income taxes                                              16,149          16,393
              Losses/(gains) on sales of loans                                      268          (1,000)
              Securities losses/(gains)                                              13             (45)
              Decrease/(increase) in other assets                                 9,032         (34,830)
              Decrease in other liabilities                                     (20,898)         (9,981)
      -------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                      65,615          25,182
                                                                               --------        --------
      INVESTING ACTIVITIES
          Proceeds from sales of investment securities available for sale        17,144          26,550
          Proceeds from maturities of investment securities available for
              sale                                                              555,411         792,500
          Proceeds from maturities of investment securities held
              to maturity                                                        65,194         109,298
          Purchase of investment securities available for sale                 (584,193)       (766,470)
          Purchase of investment securities held to maturity                    (78,879)       (362,984)
          Gross proceeds from sales of loans                                     18,113          30,900
          Net increase in loans                                                 (97,942)       (183,584)
          Net increase in premises and equipment                                (10,899)        (13,973)

      -------------------------------------------------------------------------------------------------------

              Net cash used for investing activities                           (116,051)       (367,763)
                                                                               --------        --------
















      FINANCING ACTIVITIES
          Net increase /(decrease) in demand, savings and
              interest-bearing demand                                            11,386        (153,175)
          Net (decrease)/increase in certificates of deposit                    (69,283)         36,817
          Net increase in federal funds purchased and securities
              sold under agreements to repurchase                                47,890         475,503
          Net increase in U.S. Treasury demand                                   45,032          57,679
          Cash dividends                                                        (21,899)        (20,027)
          Proceeds from common stock issued under employment
              benefit plans                                                       3,575           6,240
          Payments for common stock acquired through buybacks                   (34,266)        (11,017)
      -------------------------------------------------------------------------------------------------------

              Net cash (used for) / provided by financing activities            (17,565)        392,020
                                                                               --------        --------
      (Decrease)/increase in cash and cash equivalents                          (68,001)         49,439
      Cash and cash equivalents at beginning of period                          331,697         335,883
      -------------------------------------------------------------------------------------------------------
              Cash and cash equivalents at end of period                       $263,696        $385,322
                                                                              =========        ========
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid during the period for:
              Interest                                                         $ 97,662        $ 75,106
              Taxes                                                              22,300          19,251
          Loans transferred during the year:
              To other real estate owned                                         $8,055          $3,017
              From other real estate owned                                       14,491           4,270

      See note to consolidated financial statements

     Notes to Consolidated Financial Statements
     Wilmington Trust Corporation and Subsidiaries


     Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company which owns all the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania (formerly Freedom Valley Bank) and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry. The information for the interim periods is unaudited and includes all adjustments which are of a normal recurring nature and which management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's 1995 Annual Report to Stockholders.

     Wilmington Trust Corporation and Subsidiaries

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     SUMMARY
     -------

     Net income for the second quarter and first six months of 1996 was $24.1 million, or $.70 per share, and $47.1 million, or $1.36 per share, respectively. This was a 7% increase over the $22.5 million, or $.64 per share, reported for the second quarter last year and an 8% increase over the $43.5 million, or $1.24 per share, reported for the first six months of 1995.

     Net interest income for the second quarter of 1996 was $52.5 million, a $3.6 million, or 8%, increase over the $48.8 million reported for the second quarter of 1995. On a year-to-date basis, net interest income was $103.7 million, or 9% higher than the $95.2 million reported for the corresponding six-month period last year.

     The quarterly provision for loan losses was $3.5 million, an increase of $1 million, or 39%, over the $2.5 million provided for the second quarter of 1995. The reserve for loan losses at quarter-end was $51.4 million, or 1.43% of period-end loans outstanding, up 7% over the $48 million, or 1.40% of loans outstanding, reported at June 30, 1995.

     Noninterest income for the second quarter and first six months of 1996 was $34.1 million and $66.5 million, respectively. This was a $2.4 million, or 8%, increase and a $5.1 million, or 8%, increase over the $31.7 million and $61.4 million reported for the second quarter and first six months of 1995, respectively.

     Operating expenses for the second quarter of 1996 were $47.3 million, an increase of $2 million, or 4%, over the level for the second quarter of 1995. For the six months year-to-date, operating expenses were $93.4 million, an increase of $3.7 million, or 4%, over the $89.7 million reported for the corresponding period of 1995.

     Return  on assets for the six months ended  June 30, 1996, on an annualized basis, was 1.80%, down slightly from the 1.83% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 20.85%, up from the 20.77% reported for the first half of 1995.

     STATEMENT OF CONDITION
     ----------------------

     Average total assets for the second quarter of 1996 were $5.28 billion. This compares with the level of $4.91 billion for the corresponding period of 1995.

     Average total earning assets for the second quarter of 1996 reached $4.95 billion, an increase of $366 million, or 8%, over the $4.58 billion reported for the second quarter of 1995. Growth in the average level of both loans outstanding and investment securities was responsible for this increase.

     Loans rose $162.3 million, or 5%, to $3.54 billion. Commercial loans rose $84.6 million, or 8%, to $1.15 billion; real estate construction loans rose $7.9 million, or 8%, to $111.9 million; commercial mortgage loans rose $32.8 million, or 4%, to $784.7 million; residential mortgage loans rose $44.1 million, or 7%, to $673.2 million and consumer loans declined $7 million, or 1%, to $820 million.

     The investment portfolio grew $198.1 million, or 17%, to $1.38 billion, as the level of U.S. Treasuries and government agency securities rose $233.1 million, or 39%, to $826.5 million. Offsetting this increase, in part, were decreases in the average levels of municipal bonds, preferred stocks and asset-backed securities.

     The average level of total interest-bearing liabilities for the second quarter of 1996 was $4.11 billion. This was a $280.6 million, or 7%, increase over the $3.83 billion reported for the second quarter of 1995. Contributing to this increase was a $297.7 million, or 12%, increase in the average level of interest-bearing deposits and the addition of $28 million in long-term debt for the construction of a new operations facility, which is scheduled to be completed in late 1997. This was offset, in part, by a $45.1 million decrease in short-term borrowings.

     The average level of interest-bearing deposits rose $297.7 million as certificates of deposit under $100,000 rose $183.4 million, or 17%, to
     $1.25 billion; certificates of deposit $100,000 and over rose $88.6 million, or 61%, to $235.1 million; and interest-bearing demand accounts rose $24.9 million, or 3%, to $1 billion. The increases in the levels of certificates of deposit largely were attributable to a premium-rate deposit promotion program conducted during the fourth quarter of 1995. These deposits have a seven-month term and mature during the second and third quarters of 1996. Short-term borrowings decreased $45.1 million as deposit growth reduced the Corporation's need to seek funding in the form of Federal funds purchased.

     Average stockholders' equity for the second quarter of 1996 was $448.6 million, a $21.2 million, or 5%, increase over the level reported for the second quarter of 1995 of $427.4 million.

     NET INTEREST INCOME
     -------------------

     Net interest income for the second quarter of 1996 on a fully tax-equivalent ("FTE") basis was $55.1 million. This was a $3.4 million, or 7%, increase over the $51.7 million reported for the second quarter of 1995.

     Interest income (FTE) for the second quarter of 1996 rose $4.6 million, or 5%, to $101.8 million from $97.2 million for the corresponding period of 1995. Interest revenues rose by $7.7 million due to increasing levels of earning assets ($366 million), decreased by $3.1 million due to lower interest rates. The average prime lending rate the Bank charged for the second quarter of 1996 was 8.25%, 75 basis points lower than the 9% charged for the second quarter of 1995.

     Interest expense for the second quarter of 1996 rose $1.2 million to $46.7 million from the level of $45.5 million reported for the corresponding period last year. Interest expense rose by $3.3 million due to increased levels of interest-bearing liabilities ($280.6 million), decreased by $2.1 million due to lower interest rates. The average rate the Corporation paid for its funds dropped 18 basis points, to 3.78% from the 3.96% reported for the second quarter of 1995.

     The net interest margin for the second quarter of 1996 was 4.41%, down slightly from the 4.49% reported for the second quarter a year ago. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the second quarters and first six months of 1996 and 1995.

     Quarterly Analysis of Earnings

                                                   1996 Second Quarter                    1995 Second Quarter
                                           ----------------------------------      ---------------------------------
      (in thousands; rates on tax-          Average       Income/     Average       Average      Income/     Average
      equivalent basis)                     balance       expense       rate        balance      expense       rate
                                            -------       -------     -------       -------      -------     -------

      Earning Assets
         Time deposits in other banks        $     --      $   --            -- %    $      --     $   --           -- %
         Federal funds sold and
         securities purchased under
         agreements to resell                    18,616        247          5.25         12,995        203         6.18
                                              ---------    -------                   ----------    -------
      Total short-term investments               18,616        247          5.25         12,995        203         6.18
                                              ---------    -------         -----     ----------    -------        -----
         U.S. Treasury and government
         agencies                               826,453     13,051          6.31        593,306      9,208         6.21
         State and municipal                     35,714        718          8.04         43,664        765         7.01
         Preferred stock                        137,796      2,442          6.95        166,038      2,685         6.40
         Asset-backed securities                281,488      4,085          5.81        287,818      3,943         5.48
         Other                                  102,139      1,362          5.33         94,646      1,348         5.69
                                              ---------    -------                   ----------   --------
      Total investment securities             1,383,590     21,658          6.24      1,185,472     17,949         6.05
                                             ----------    -------          ----     ----------    -------         ----
         Commercial, financial and
         agricultural                         1,153,144     25,596          8.80      1,068,585     24,532         9.10
         Real estate - construction             111,898      2,692          9.52        104,026      2,707        10.29
         Mortgage - commercial                  784,735     18,710          9.43        751,913     18,922         9.96
         Mortgage - residential                 673,201     13,148          7.81        629,108     12,514         7.96
         Consumer                               820,024     19,724          9.65        827,071     20,333         9.84
                                             ----------    -------                   ----------    -------

      Total loans                             3,543,002     79,870          8.97      3,380,703     79,008         9.30
                                             ----------    -------          ----     ----------    -------         ----
      Total earning assets                   $4,945,208    101,775          8.19     $4,579,170     97,160         8.45
                                             ==========    =======          ====     ==========    =======         ====
      Funds supporting earning assets
         Savings                             $  362,324      2,111          2.34    $   361,547      2,190         2.43
         Interest-bearing demand              1,007,085      6,469          2.58        982,144      6,570         2.68
         Certificates under $100,000          1,250,216     18,188          5.85      1,066,825     15,080         5.67
         Certificates $100,000 and over         235,079      3,147          5.30        146,484      1,995         5.39
                                             ----------    -------                   ----------    -------
      Total interest-bearing deposits         2,854,704     29,915          4.21      2,557,000     25,835         4.05
                                             ----------    -------          ----     ----------    -------         ----











         Federal funds purchased and
         securities sold under agreements to
         repurchase                           1,198,311     15,998          5.33      1,237,418     19,089         6.10
         U.S. Treasury demand                    33,097        421          5.03         39,046        549         5.56
                                             ----------    -------                   ----------    -------
      Total short-term borrowings             1,231,408     16,419          5.32      1,276,464     19,638         6.09
                                             ----------    -------          ----     ----------    -------         ----
      Long-term debt                             28,000        364          5.23            ---        ---          ---
                                             ----------    -------          ----     ----------    -------         ----
      Total interest-bearing liabilities      4,114,112     46,698          4.55      3,833,464     45,473         4.73

         Other noninterest funds                831,096        ---           ---        745,706        ---          ---
                                             ----------    -------          ----     ----------    -------         ----
      Total funds used to support earning
      assets                                 $4,945,208     46,698          3.78     $4,579,170     45,473         3.96
                                             ==========    -------          ----     ==========    -------         ----
      Net interest income/yield                             55,077          4.41                    51,687         4.49
         Tax-equivalent adjustment                          (2,613)                                 (2,866)
                                                           -------                                 -------
      Net interest income                                  $52,464                                 $48,821
                                                           =======                                 =======


     Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
     Securities," effective January 1, 1994.

     Year-to-Date Analysis of Earnings

                                                      Year-to-Date 1996                        Year-to-Date 1995
                                            -------------------------------------     ------------------------------------
      (in thousands; rates on tax-           Average        Income/       Average     Average        Income/       Average
      equivalent basis)                      balance        expense         rate      balance        expense         rate
                                             -------        -------       -------     -------        -------       -------
      Earning assets
         Time deposits in other banks       $      --      $   --            -- %    $      --      $   --            -- %
         Federal funds sold and
         securities purchased under
         agreements to resell                   22,727         633           5.86        11,861         360           6.04
                                            ----------    --------                   ----------     -------
      Total short-term investments              22,727         633           5.86        11,861         360           6.04
                                            ----------    --------           ----    ----------     -------           ----
         U.S. Treasury and government
           agencies                            808,972      25,225           6.26       537,712      16,085           5.98
         State and municipal                    37,310       1,489           7.99        44,970       1,666           7.41
         Preferred stock                       140,658       5,091           7.13       178,461       5,771           6.43
         Asset-backed securities               292,874       8,492           5.80       265,148       7,029           5.30
         Other                                 104,508       2,809           5.40        89,639       2,548           5.67
                                            ----------    --------                   ----------     -------
      Total investment securities            1,384,322      43,106           6.23     1,115,930      33,099           5.93
                                            ----------    --------           ----    ----------     -------           ----
         Commercial, financial and
         agricultural                        1,144,260      50,913           8.82     1,038,420      46,886           9.00
         Real estate - construction            109,340       5,172           9.35       104,310       5,334          10.17
         Mortgage - commercial                 779,086      37,712           9.57       744,650      36,483           9.74
         Mortgage - residential                669,327      26,290           7.86       620,932      24,616           7.93
         Consumer                              816,551      39,391           9.67       821,414      40,145           9.84
                                            ----------    --------                   ----------     -------
      Total loans                            3,518,564     159,478           9.02     3,329,726     153,464           9.21
                                            ----------    --------           ----    ----------     -------           ----
      Total earning assets                  $4,925,613     203,217           8.22    $4,457,517     186,923           8.38
                                            ==========    ========           ====    ==========    ========           ====
      Funds supporting earning assets
         Savings                            $  354,561       4,188           2.38    $  364,030       4,392           2.43
         Interest-bearing demand               999,439      12,952           2.61       989,273      13,046           2.66
         Certificates under $100,000         1,244,698      36,513           5.90     1,051,730      28,750           5.51
         Certificates $100,000 and over        283,615       7,779           5.43       148,329       3,892           5.22
                                            ----------    --------                   ----------     -------
      Total interest-bearing deposits        2,882,313      61,432           4.28     2,553,362      50,080           3.95
                                            ----------    --------           ----    ----------     -------           ----













         Federal funds purchased and
         securities sold under
         agreements to repurchase            1,148,229      31,151           5.41     1,139,075      34,698           6.06
         U.S. Treasury demand                   34,892         886           5.02        38,628       1,156           5.95
                                            ----------    --------                   ----------     -------
      Total short-term borrowings            1,183,121      32,037           5.41     1,177,703      35,854           6.05
                                            ----------    --------           ----    ----------     -------           ----
      Long-term debt                            28,000         757           5.44           ---         ---            ---
                                            ----------    --------           ----    ----------     -------           ----
      Total interest-bearing liabilities     4,093,434      94,226           4.61     3,731,065      85,934           4.62

         Other noninterest funds               832,179          --             --       726,452          --             --
                                            ----------    --------           ----    ----------     -------           ----
      Total funds used to support
      earning assets                        $4,925,613      94,226           3.83    $4,457,517      85,934           3.86
                                            ==========    --------           ----    ==========    --------           ----
      Net interest income/yield                            108,991           4.39                   100,989           4.52
         Tax-equivalent adjustment                          (5,292)                                  (5,809)
                                                          --------                                 --------
      Net interest income                                 $103,699                                  $95,180
                                                          ========                                  =======


      Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain
      Investments in Debt and Equity Securities," effective January 1, 1994.

     Rate-Volume Analysis of Net Interest Income

                                            Three months ended June 30,              Six months ended June 30,
                                                            1996 / 1995                            1996 / 1995
                                                    Increase (decrease)                     Increase (decrease)
                                                       due to change in                       due to change in
                                         ------------------------------       --------------------------------
      (in thousands)                     Volume        Rate       Total        Volume        Rate        Total
      --------------                     ------        ----       -----        ------        ----        -----
      Interest income
         Time deposits in other banks   $     0     $     0    $     0        $     0     $     0      $     0
         Federal funds sold and
         securities purchased under
         agreements to resell                88         (44)        44            332         (59)         273
                                          -----       -----      -----          -----       -----        -----
      Total short-term borrowings            88         (44)        44            332         (59)         273
                                          -----       -----      -----          -----       -----        -----
         U.S. Treasury and government
         agency                           3,641         202      3,843          8,029       1,111        9,140
         State  and municipal              (139)         92        (47)          (286)        109         (177)
         Preferred stock                   (438)        195       (243)        (1,209)        529         (680)
         Asset-backed securities            (88)        230        142            735         728        1,463
         Other                              104         (90)        14            400        (139)         261
                                         ------      ------     ------         ------      ------      -------
      Total investment securities         3,032         677      3,709          7,871       2,136       10,007
                                         ------      ------     ------         ------      ------      -------
         Commercial, financial and
         agricultural                     1,913        (849)     1,064          4,737        (710)       4,027
         Real estate - construction         201        (216)       (15)           254        (416)        (162)
         Mortgage - commercial              813      (1,025)      (212)         1,668        (439)       1,229
         Mortgage - residential             873        (239)       634          1,908        (234)       1,674
         Consumer                          (172)       (437)      (609)          (238)       (516)        (754)
                                         ------      ------     ------         ------      ------      -------
      Total loans                         3,753      (2,891)       862          8,648      (2,634)       6,014
                                         ------      ------     ------         ------      ------      -------
           Total interest income         $7,739     $(3,124)    $4,615        $19,385     $(3,091)     $16,294
                                        =======     =======    =======        =======     =======      =======
      Interest expense
         Savings                         $    5     $   (84)    $  (79)       $  (114)    $   (90)     $  (204)
         Interest-bearing demand            166        (267)      (101)           134        (228)         (94)
         Certificates under $100,000      2,585         523      3,108          5,287       2,476        7,763
         Certificates $100,000 and over   1,207         (55)     1,152          3,570         317        3,887
                                         ------       -----     ------         ------      ------       ------
      Total interest-bearing deposits     2,998       1,082      4,080          6,461       4,891       11,352
                                         ------       -----     ------         ------      ------       ------
         Federal funds purchased and
         securities sold under
         agreements to repurchase          (596)     (2,495)    (3,091)           277      (3,824)      (3,547)









          U.S. Treasury demand              (84)        (44)      (128)          (112)       (158)        (270)
                                         ------       -----     ------         ------      ------       ------
      Total short-term borrowings          (694)     (2,525)    (3,219)           166      (3,983)      (3,817)
                                         ------      ------     ------         ------      ------       ------
      Long-term debt                        364           0        364            757           0          757
                                         ------       -----     ------         ------      ------       ------
         Total interest expense          $3,301     $(2,076)    $1,225         $8,325      $  (33)      $8,292
                                         ======     =======     ======         ======      ======       ======
      Changes in net interest income                            $3,390                                  $8,002
                                                                ======                                  ======

     Volume variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

     Changes attributable to volume are defined as change in average balance multiplied by the prior year's rate.

     Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate / volume (change in rate multiplied by a change in volume) has been allocated to the change in rate.

     The detail in the above table does not sum to the respective totals due to changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.

     Noninterest Revenues and Operating Expenses
     -------------------------------------------

     Noninterest revenues for the  second quarter of 1996 were $34.1  million, a
     2.4 million, or 8%, increase over the $31.7 million reported for the second quarter of 1995.

     Trust and investment management fees for the second quarter of 1996 rose $2.8 million, or 13%, to $24.4 million. Higher levels of personal trust and asset management fees contributed to this increase, rising $1.5 million, or 15%, to $11.8 million and $1 million, or 21%, to $5.8 million, respectively. Corporate trust fees were $6.7 million, an increase of $270,000, or 4%.

     Service charges on deposit accounts were $4.6 million, an increase of $276,000, or 6%, over the $4.3 million reported for the corresponding period last year due to increased volumes and new fee schedules. Other operating income for the second quarter of 1996 was $5.1 million, a $597,000, or 10%, decrease from the $5.7 million reported for the second quarter of 1995. The second quarter of 1995 included the recognition of a $1 million gain on the sale of $30 million of residential mortgage loans.


     Operating expenses for the second quarter of 1996 were $47.3 million, an increase of $2 million, or 4%, over the $45.3 million for the second quarter of 1995. Personnel expenses were $29.5 million, an increase of $2.2 million, or 8%, over the $27.2 million reported for the second quarter of 1995. Salaries and wages rose $1.1 million, or 6%, while bonuses and incentives rose $926,000, or 30%. Furniture and equipment expense was $3.8 million, up $363,000, or 10%, due in part to higher software amortization and equipment maintenance expense. Net occupancy, stationery and supplies and other operating expenses were all down from year-ago levels. Other operating expenses were down $534,000, or 5%, due primarily to a $1.7 million decrease in FDIC deposit insurance premiums. The provision for income taxes for the second quarter of 1996 was $11.6 million, an increase of $1.5 million, or 14%, over the $10.1 million for the second quarter of 1995. The effective tax rate for the second quarter of 1996 was 32.48%, compared with 31.07% for the second quarter of 1995.

     Interest Rate Sensitivity
     -------------------------

     The Corporation's interest rate sensitivity, as measured by gap analysis, decreased slightly since the end of the last quarter. At June 30, 1996, the Corporation's one-year cumulative gap, as a percentage of rate-sensitive assets, was a negative 20.0%. At March 31, 1996, the Corporation's one-year cumulative gap was a negative 21.8%.

     Gap analysis, used to measure the difference between volumes of interest rate-sensitive assets and liabilities, examines the Corporation's balance sheet at one point in time, but does not capture any balance sheet dynamics that may be present. Because of these inherent limitations, gap reports cannot predict accurately the change in net interest income that may occur given a particular change in interest rates. The Corporation employs simulation models to measure dynamic changes in interest rate-sensitive assets and liabilities caused by variations in interest rates. The Corporation also enters into interest rate swaps ("swaps") and interest rate floor agreements ("floors") as hedges against fluctuations in the interest rates of identifiable asset categories. The swaps represent an exchange of interest payments computed on notional amounts. The Corporation receives fixed-rate interest payments in return for floating-rate payments on the swaps. At June 30, 1996, the swap portfolio totaled $410 million and had final maturities of between 1 and 46 months, with a weighted average maturity of 24 months. The floors generate interest payments based on notional amounts when the floating-rate index falls below the fixed-rate strike price. When that index is equal to or above the strike price, no payments are received. A single upfront payment was made to purchase each of the floors. These payments are amortized over each floor's original life.

     At June 30, 1996, the floor portfolio totaled $200 million and had final maturities of between 37 and 43 months, with a weighted average maturity of 40 months. Subsequent to June 30, 1996, additional floors were purchased, increasing the floor portfolio to $250 million. The net interest differential which the Corporation currently receives on these swaps and floors is reported under the caption "Interest and fees on loans" in the Corporation's consolidated statements of income, and is recognized over the lives of the respective agreements.

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

     The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 27.23%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

     Asset Quality and Loan Loss Provision
     -------------------------------------

     The Corporation's provision for loan losses for the second quarter of 1996 was $3.5 million, an increase of $1 million, or 39%, over the $2.5 million provided for the second quarter of 1995. The reserve at June 30, 1996 was $51.4 million, an increase of $3.5 million, or 7%, over the level of $48 million reported at June 30, 1995. The reserve as a percentage of total period-end loans outstanding was 1.43%, up slightly over the 1.40% at the corresponding date last year. Net chargeoffs for the second quarter of 1996 were $2.6 million, up slightly over the $2.5 million reported for the second quarter of 1995. For the first six months of 1996, net chargeoffs were $5.4 million, compared to $5 million for the corresponding period of 1995.

     The following table presents the risk elements in the Corporation's loan portfolio:

     Risk Elements
     -------------
                                     June 30,   December 31,       June 30,
                                         1996           1995           1995
                                     --------    -----------       --------
      Nonaccruing                     $26,131        $33,576        $31,237
      Restructured                      1,317            ---            ---
      Past due 90 days or more         22,787         19,346         18,199
                                      -------        -------        -------
      Total                           $50,235        $52,922        $49,436
                                      =======        =======        =======

      Percent of total loans
      at period-end                     1.40%          1.50%          1.44%

      Other real estate owned          $7,852        $14,288        $16,348


     Nonaccruing loans at June 30, 1996 were $27.4 million, a decrease of $6.1 million from the $33.6 million reported at December 31, 1995 and $3.8 million from the $31.2 million reported at June 30, 1995. Nonaccruing loans at June 30, 1996 included three loans aggregating $1.3 million which had been restructured but which are currently in nonaccrual status. Other real estate owned, which is reported as a component of other assets in the consolidated statements of condition, consists of assets that have been acquired through foreclosure and loans classified as in-substance foreclosed. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at June 30, 1996 totaled $35.3 million, or 1% of period-end loans outstanding. This was a decrease of $12.6 million, or 26%, from the $47.9 million, or 1.36% of period-end loans, reported at December 31, 1995 and a decrease of $12.3 million, or

     26%, from the $47.6 million, or 1.39% of period-end loans, reported at June 30, 1995. These balances reflect the reclassification of loans previously reported as in-substance foreclosed to the nonaccrual category in accordance with the provisions of Statement of Financial Accounting Standards Number 114. As a result of the Corporation's ongoing monitoring of its loan portfolio, at June 30, 1996, approximately $15.9 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

     The reserve for loan losses at quarter-end was 1.87 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

     Capital Resources
     -----------------

     A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the second quarter of 1996 was 12.04%, and its core (Tier 1) leveraged capital ratio was 8.30%. The corresponding ratios from one year ago were 12.04% and 8.86%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

     At its April  meeting, the Board of Directors  authorized the buyback of an
     additional 4,000,000 shares  of the Corporation's  common stock.   At  June
     30, 1996,  335,133 shares had been purchased under this program.

     Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


     Other Information
     -----------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are to be disposed of. This statement was adopted on January 1, 1996 and, based on current circumstances, will not have a material impact on earnings.

     In May 1995, the FASB issued Statement No. 122 - "Accounting for Mortgage Servicing Rights an Amendment to FASB No. 65," which requires that an enterprise recognize as separate assets the rights to service mortgage loans for others however those servicing rights are acquired. This statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement was adopted January 1, 1996 and, based upon current circumstances, will not have a material impact upon earnings.

     In October 1995, the FASB issued Statement No. 123 - "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25 - "Accounting for Stock Issued to Employees" in accounting for stock-based compensation issued to employees. The Corporation will continue to utilize the cost measurement principles of APB Opinion No. 25, while adopting only the disclosure provisions of FASB No. 123. This statement was adopted January 1, 1996 and will not impact earnings.

     In June 1996, the FASB issued Statement No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides new accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of this statement are to be applied to transactions occurring after December 31, 1996. The Corporation is currently reviewing the provisions of this statement to determine what, if any, impact it will have on the Corporation.

     Part II.         Other Information

              Item 1 -  Legal Proceedings
                        Not Applicable

              Item 2 -  Change In Securities
                        Not Applicable

              Item 3 -  Defaults Upon Senior Securities
                        Not Applicable

              Item 4 - Submission of Matters to a Vote of Security Holders Not Applicable

              Item 5 -  Other Information
                        Not Applicable

              Item 6 -  Exhibits and Reports on Form 8-K

              The exhibits listed below are being filed as part of this report. These exhibits will be made available to any shareholder upon receipt of a written request therefor, together with payment of $.20 per page for duplicating costs.

     Exhibit Number                      Exhibit
     --------------     -----------------------------------------------
     11                 Statement re computation of per share earnings

     27                 Financial data schedule

                                     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date:    August 14, 1996          /s/  Ted T. Cecala
                                       --------------------
                                       Name:  Ted T. Cecala
                                       Title:  Chairman of the Board and
                                               Chief Executive Officer

     Date:    August 14, 1996          /s/     Robert V.A. Harra, Jr.
                                       ------------------------------
                                       Name:   Robert V.A. Harra, Jr.
                                       Title:  President and Chief Operating
                                               Officer