Form 10-Q
period 1996-09-30
WILMINGTON TRUST CORP
filed 1996-11-14
CIK 872821

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarter ended September 30, 1996

                                       OR

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For The Transition Period From ____________ to ___________

          Commission File Number:  0-25442


                          WILMINGTON TRUST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      51-0328154
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

[  X ]   Yes                [   ]   No

Number of shares of Issuer's common stock ($1.00 par value) outstanding at September 30, 1996 - 34,045,821 shares


Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index



Part I.     Financial Information
                                                                                            Page
                                                                                            ----
          Item 1 - Financial Statements

                   Consolidated Statement of Condition                                         3
                   Consolidated Statement of Income                                            5
                   Consolidated Statement of Cash Flows                                        6
                   Note to Consolidated Financial Statements                                   7

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                   8


Part II.   Other Information

          Item 1 - Legal Proceedings                                                          17
          Item 2 - Changes in Securities                                                      17
          Item 3 - Defaults Upon Senior Securities                                            17
          Item 4 - Submission of Matters to a Vote of  Security Holders                       17
          Item 5 - Other Information                                                          17
          Item 6 - Exhibits and Reports on Form 8-K                                           17
          Exhibit 11
          Exhibit 27


CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                 -------------------------------------------
                                                                                      September 30,       December 31,
(in thousands)                                                                                 1996               1995
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                    $209,779           $252,831
                                                                                 -------------------------------------------
Interest-bearing time deposits in other banks                                                  ----               ----
                                                                                 -------------------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                            52,500             78,866
                                                                                 -------------------------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                                564,345            536,995
       Obligations of state and political subdivisions                                       14,876             18,627
       Other securities                                                                     233,022            354,621
----------------------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                                 812,243            910,243
                                                                                 -------------------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                                272,894            236,444
       Obligations of state and political subdivisions                                       19,120             20,822
       Other securities                                                                     199,391            193,269
----------------------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $487,768 and $453,323, respectively)                                      491,405            450,535
                                                                                 -------------------------------------------
Loans:
       Commercial, financial and agricultural                                             1,197,479          1,159,434
       Real estate-construction                                                             122,935            104,871
       Mortgage-commercial                                                                  840,310            770,304
       Mortgage-residential                                                                 701,100            669,658
       Consumer                                                                             867,950            823,381
       Unearned income                                                                      (10,533)            (5,733)
----------------------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                           3,719,241          3,521,915
       Reserve for loan losses                                                              (52,506)           (49,867)
----------------------------------------------------------------------------------------------------------------------------
             Net loans                                                                    3,666,735          3,472,048
                                                                                 -------------------------------------------
Premises and equipment, net                                                                  88,637             79,734
Other assets                                                                                109,401            127,941
----------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                $5,430,700         $5,372,198
                                                                                 ===========================================





LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                          $698,044           $721,400
       Interest-bearing:
             Savings                                                                        354,570            340,581
             Interest-bearing demand                                                      1,019,058          1,007,009
             Certificates under $100,000                                                  1,239,402          1,230,045
             Certificates $100,000 and over                                                 253,886            288,550
----------------------------------------------------------------------------------------------------------------------------
             Total deposits                                                               3,564,960          3,587,585
                                                                                 -------------------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                               1,184,611          1,166,163
       U.S. Treasury demand                                                                  94,999             29,389
----------------------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                                  1,279,610          1,195,552
                                                                                 -------------------------------------------
Other liabilities                                                                           101,130            101,690
Long-term debt                                                                               28,000             28,000
----------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                            4,973,700          4,912,827
                                                                                 -------------------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,107,462
             and 39,012,912 shares, respectively                                             39,107             39,013
       Capital surplus                                                                       59,625             58,111
       Retained earnings                                                                    501,036            462,215
       Net unrealized (loss)/gain on investment securities
             available for sale, net of taxes                                                  (600)             4,379
----------------------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                                599,168            563,718
       Less:  Treasury stock at cost 5,061,641 and
                   3,922,753 shares, respectively                                          (142,168)          (104,347)
----------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                     457,000            459,371
                                                                                 -------------------------------------------
             Total liabilities and stockholders' equity                                  $5,430,700         $5,372,198
                                                                                 ===========================================

See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                    ----------------------------------------------------------------------
                                                          For the three months ended       For the nine months ended

                                                                       September 30,                    September 30,
                                                    ----------------------------------------------------------------------
(in thousands; except per share data)                          1996             1995            1996             1995
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                  $80,778          $78,688        $237,015         $228,627
Interest and dividends on investment securities:
     Taxable interest                                        17,762           15,708          53,665           40,794
     Tax-exempt interest                                        438              434           1,400            1,540
     Dividends                                                2,056            1,542           6,246            6,165
Interest on time deposits in other banks                       ----             ----            ----             ----
Interest on federal funds sold and securities
     purchased under agreements to resell                       408              248           1,041              608
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                                  101,442           96,620         299,367          277,734
                                                    ----------------------------------------------------------------------
Interest on deposits                                         29,398           26,495          90,830           76,575
Interest on short-term borrowings                            17,417           19,731          49,454           55,585
Interest on long-term debt                                      307             ----           1,064             ----
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                  47,122           46,226         141,348          132,160
                                                    ----------------------------------------------------------------------
Net interest income                                          54,320           50,394         158,019          145,574
Provision for loan losses                                    (4,000)          (3,000)        (11,000)          (7,280)
--------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                    50,320           47,394         147,019          138,294
                                                    ----------------------------------------------------------------------
OTHER INCOME
Trust and asset management fees                              23,796           21,493          71,266           64,544
Service charges on deposit accounts                           4,714            4,457          14,015           12,817
Other operating income                                        4,943            4,900          14,691           14,838
Securities gains                                                519               30             506               75
--------------------------------------------------------------------------------------------------------------------------
     Total other income                                      33,972           30,880         100,478           92,274
                                                    ----------------------------------------------------------------------
     Net interest and other income                           84,292           78,274         247,497          230,568
                                                    ----------------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                             29,745           27,348          88,392           81,620
Net occupancy                                                 3,200            2,985           8,418            7,986
Furniture and equipment                                       3,515            3,656          10,805           10,277
Stationery and supplies                                       1,336            1,369           4,494            4,458
FDIC insurance                                                  170             (203)            503            3,616
Other operating expense                                       9,347            8,447          28,129           25,348

--------------------------------------------------------------------------------------------------------------------------
     Total other expense                                     47,313           43,602         140,741          133,305
                                                    ----------------------------------------------------------------------
NET INCOME
Income before income taxes                                   36,979           34,672         106,756           97,263
Applicable income taxes                                      12,117           11,284          34,758           30,407
--------------------------------------------------------------------------------------------------------------------------
     Net income                                             $24,862          $23,388         $71,998          $66,856
                                                    ======================================================================
     Net income per share                                     $0.73            $0.66           $2.09            $1.90
                                                    ======================================================================
     Weighted average shares outstanding                     34,121           35,292          34,529           35,217
     Cash dividends per share                                 $0.33            $0.30           $0.96            $0.87


See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                                 -------------------------------------------
                                                                                             For the nine months ended
                                                                                                         September 30,
(in thousands)                                                                                 1996               1995
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                             $71,998            $66,856
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                   11,000              7,280
                 Provision for depreciation                                                   7,691              7,284
                 Amortization of investment securities available for sale discounts
                        and premiums                                                          2,388                  2
                 (Accretion)/amortization of investment securities held to
                        maturity discounts and premiums                                         (15)             2,970
                 Deferred income taxes                                                       15,380             16,363
                 Losses/(gains) on sales of loans                                               343               (980)
                 Securities gains                                                              (506)               (75)
                 Decrease in other assets                                                    18,540              1,089
                 Decrease in other liabilities                                              (13,139)            (7,680)
----------------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                            113,680             93,109
                                                                                 -------------------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                         36,018             27,148
     Proceeds from maturities of investment securities available for sale                   799,760          1,048,300
     Proceeds from maturities of investment securities held to maturity                      77,437            187,680
     Purchases of investment securities available for sale                                 (781,039)        (1,033,080)
     Purchases of investment securities held to maturity                                    (84,693)          (503,656)
     Gross proceeds from sales of loans                                                      19,889             29,386
     Net increase in loans                                                                 (225,919)          (194,076)
     Net increase in premises and equipment                                                 (16,594)           (16,599)
----------------------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                             (175,141)          (454,897)
                                                                                 -------------------------------------------
FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and interest-bearing demand                   2,682           (178,500)
     Net (decrease)/increase in certificates of deposit                                     (25,307)            58,660
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                                   18,448            440,835
     Net increase in U.S. Treasury demand                                                    65,610             22,495
     Cash dividends                                                                         (33,177)           (30,620)
     Proceeds from common stock issued under employment benefit plans                         4,899              7,053
     Payments for common stock acquired through buybacks                                    (41,112)           (13,530)
----------------------------------------------------------------------------------------------------------------------------
                        Net cash (used for)/provided by financing activities                 (7,957)           306,393
                                                                                 -------------------------------------------
     Decrease in cash and cash equivalents                                                  (69,418)           (55,395)

     Cash and cash equivalents at beginning of period                                       331,697            335,883
----------------------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                        $262,279           $280,488
                                                                                 ===========================================
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
     Cash paid during the period for:
            Interest                                                                       $140,264           $125,634
            Taxes                                                                            33,802             26,961
     Loans transferred during the year:
            To other real estate owned                                                        9,083              9,607
            From other real estate owned                                                     17,440             11,131

     See Note to Consolidated Financial Statements

Note to Consolidated Financial Statements
Wilmington Trust Corporation and Subsidiaries


Note 1 - Accounting and Reporting Policies

          The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company which owns all the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry. The information for the interim periods is unaudited and includes all adjustments which are of a normal recurring nature and which management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's 1995 Annual Report to Stockholders.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the third quarter and first nine months of 1996 was $24.9 million, or $.73 per share, and $72.0 million, or $2.09 per share, respectively. This was a 6% increase over the $23.4 million, or $.66 per share, reported for the third quarter last year and an 8% increase over the $66.9 million, or $1.90 per share, reported for the first nine months of 1995.

Net interest income for the third quarter of 1996 was $54.3 million, a $3.9 million, or 8%, increase over the $50.4 million reported for the third quarter of 1995. On a year-to-date basis, net interest income was $158.0 million, or 9% higher than the $145.6 million reported for the corresponding nine-month period last year.

The quarterly provision for loan losses was $4.0 million, an increase of $1 million, or 33%, over the $3.0 million provided for the third quarter of 1995. The reserve for loan losses at quarter-end was $52.5 million, or 1.41% of period-end loans outstanding, up 10% over the $47.8 million, or 1.39% of loans outstanding, reported at September 30, 1995.

Noninterest income for the third quarter and first nine months of 1996 was $34.0 million and $100.5 million, respectively. This was a $3.1 million, or 10%, increase and an $8.2 million, or 9%, increase over the $30.9 million and $92.3 million reported for the third quarter and first nine months of 1995, respectively.

Operating expenses for the third quarter of 1996 were $47.3 million, an increase of $3.7 million, or 9%, over the level for the third quarter of 1995. For the nine months year-to-date, operating expenses were $140.7 million, an increase of $7.4 million, or 6%, over the $133.3 million reported for the corresponding period of 1995.

Return on assets for the nine months ended September 30, 1996, on an annualized basis, was 1.82%, down slightly from the 1.84% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 21.25%, up from the 20.84% reported for the first nine months of 1995.

STATEMENT OF CONDITION
----------------------

Total assets, on average, for the third quarter of 1996 were $5.31 billion. This compares with the level of $5.00 billion for the corresponding period of 1995.

Total earning assets, on average, for the third quarter of 1996 reached $4.98 billion, an increase of $338 million, or 7%, over the $4.64 billion reported for the third quarter of 1995. Growth in the average level of both loans outstanding and investment securities was responsible for this increase.

Total loans, on average, rose $214.8 million, or 6%, to $3.63 billion. Commercial loans rose $79.6 million, or 7%, to $1.16 billion; real estate construction loans rose $11.9 million, or 12%, to $114.4 million; commercial mortgage loans rose $58.5 million, or 8%, to $817.6 million; residential mortgage loans rose $59.9 million, or 9%, to $693.5 million and consumer loans rose $5.0 million, or .6%, to $841.6 million.

The investment portfolio, on average, grew $111.4 million, or 9%, to $1.32 billion, as the level of U.S. Treasuries and government agency securities rose $204.1 million, or 32%, to $833.4 million. Offsetting this increase, in part, were decreases in the average levels of municipal bonds, asset-backed and other securities.

The level of total interest-bearing liabilities, on average, for the third quarter of 1996 was $4.12 billion. This was a $245.9 million, or 6%, increase over the $3.87 billion reported for the third quarter of 1995. Contributing to this increase was a $273.6 million, or 11%, increase in the average level of interest-bearing deposits and the addition of $28 million in long-term debt for the construction of a new operations facility, scheduled to be completed in late 1997. This was offset, in part, by a $55.7 million decrease in short-term borrowings.

The level of interest-bearing deposits, on average, rose $273.6 million as certificates of deposit under $100,000 rose $154.8 million, or 14%, to $1.24 billion; certificates of deposit $100,000 and over rose $85.3 million, or 61%, to $226 million; and interest-bearing demand accounts rose $25.0 million, or 3%, to $1.0 billion. The increases in the levels of certificates of deposit largely were attributable to a premium-rate deposit promotion program conducted during the fourth quarter of 1995. These deposits had a seven-month term and matured during the second and third quarters of 1996. Short-term borrowings decreased $55.7 million as deposit growth reduced the Corporation's need to seek funding in the form of Federal funds purchased.

Stockholders' equity, on average, for the third quarter of 1996 was $448.7 million, a $6.1 million, or 1%, increase over the level reported for the third quarter of 1995 of $442.5 million.

NET INTEREST INCOME
-------------------

Net interest income for the third quarter of 1996 on a fully tax-equivalent ("FTE") basis was $56.8 million. This was a $3.8 million, or 7%, increase over the $53.0 million reported for the third quarter of 1995.

Interest income (FTE) for the third quarter of 1996 rose $4.7 million, or 5%, to $103.9 million from $99.2 million for the third quarter of 1995. Interest revenues rose by $7.2 million due to increasing levels of earning assets ($338 million), and decreased by $2.5 million due to lower interest rates. The average prime lending rate for the third quarter of 1996 was 8.25%, 52 basis points lower than the 8.77% for the third quarter of 1995.

Interest expense for the third quarter of 1996 rose $.9 million to $47.1 million from the $46.2 million reported for the third quarter of last year. Interest expense rose by $2.9 million due to increased levels of interest-bearing liabilities ($245.9 million), and decreased by $2.0 million due to lower interest rates. The average rate the Corporation paid for its funds dropped 20 basis points, to 3.75% from the 3.95% reported for the third quarter of 1995.

The Corporation's net interest margin for the third quarter of 1996 was 4.49%, unchanged from the 4.49% reported for the third quarter a year ago. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the third quarters and first nine months of 1996 and 1995.


Quarterly Analysis of Earnings

                                                 1996 Third Quarter                     1995 Third Quarter
                                       -------------------------------------   -----------------------------------
(in thousands; rates on  tax-            Average     Income/     Average       Average     Income/     Average
equivalent basis)                        balance     expense        rate       balance     expense        rate
                                       -----------   ----------- ----------- -----------   ----------- -----------
Earning Assets
   Time deposits in other banks         $       ---  $      ---     ---%       $       ---  $     ---        ---%
   Federal funds sold and
     securities purchased under
     agreements to resell                    28,191         408    5.66             16,431        248       5.91
---------------------------------------------------------------              ------------------------
Total short-term investments                 28,191         408    5.66             16,431        248       5.91
                                       ---------------------------------------------------------------------------
   U.S. Treasury and government
     agencies                               833,369      13,291    6.36            629,291     10,071      6.40
   State and municipal                       34,347         679    7.94             40,867        652      6.38
   Preferred stock                          122,597       2,480    7.84            120,939      1,740      5.63
   Asset-backed securities                  239,180       3,518    5.88            319,437      4,490      5.62
   Other                                     93,250       1,268    5.45            100,804      1,496      5.93
---------------------------------------------------------------              ------------------------
Total investment securities               1,322,743      21,236    6.39          1,211,338     18,449      6.08
                                       ---------------------------------------------------------------------------
   Commercial, financial and
     agricultural                         1,162,249      25,807    8.71          1,082,681     25,223      9.14
   Real estate - construction               114,363       2,766    9.47            102,494      2,570      9.83
   Mortgage - commercial                    817,644      19,744    9.45            759,188     19,294      9.94
   Mortgage - residential                   693,495      13,434    7.77            633,588     12,789      8.08
   Consumer                                 841,607      20,506    9.67            836,624     20,631      9.76
---------------------------------------------------------------              ---------------------------
Total loans                               3,629,358      82,257    8.94          3,414,575     80,507      9.29
                                       ---------------------------------------------------------------------------
Total earning assets                    $ 4,980,292     103,901    8.24        $ 4,642,344     99,204      8.44
                                       ===========================================================================
Funds supporting earning assets
   Savings                              $   364,792       2,150    2.34        $   356,334      2,182      2.43
   Interest-bearing demand                1,002,106       6,498    2.58            977,124      6,611      2.69
   Certificates under $100,000            1,235,809      17,637    5.68          1,080,968     15,737      5.78
   Certificates $100,000 and over           226,018       3,113    5.39            140,724      1,965      5.46
---------------------------------------------------------------               ---------------------------
Total interest-bearing deposits           2,828,725      29,398    4.13          2,555,150     26,495      4.11
                                       ---------------------------------------------------------------------------
   Federal funds purchased and
     securities sold under
     agreements to repurchase             1,218,888      16,860    5.51          1,271,509     19,087      5.98
   U.S. Treasury demand                      42,428         557    5.14             45,468        644      5.54
---------------------------------------------------------------               ---------------------------
Total short-term borrowings               1,261,316      17,417    5.49          1,316,977     19,731      5.96
                                       ---------------------------------------------------------------------------
Long-term debt                               28,000         307    4.36                ---        ---      ---
---------------------------------------------------------------               ---------------------------
Total interest-bearing liabilities        4,118,041      47,122    4.55          3,872,127     46,226      4.74
                                       ---------------------------------------------------------------------------

Other noninterest funds                     862,251         ---     ---            770,217        ---      ---
---------------------------------------------------------------               -------------------------------------
Total funds used to support
   earning assets                       $ 4,980,292      47,122    3.75        $ 4,642,344     46,226      3.95
                                       ===========================================================================
Net interest income / yield                              56,779    4.49                        52,978      4.49
   Tax-equivalent adjustment                             (2,459)                               (2,584)
                                                     -------------------------------------------------------------
Net interest income                                     $54,320                               $50,394
                                                     =============================================================


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.


Year-to-Date Analysis of Earnings
                                                Year-to-Date 1996                     Year-to-Date 1995
                                       ------------------------------------  -------------------------------------
(in thousands; rates on  tax-            Average       Income/     Average       Average      Income/     Average
equivalent basis)                        balance       expense        rate       balance      expense        rate
                                       -----------   ----------- ----------  -----------   -----------  ----------
Earning assets
   Time deposits in other banks        $        ---  $      ---     ---%      $        ---  $      ---      ---%
   Federal funds sold and
     securities purchased under
     agreements to resell                    24,562       1,041    5.57             13,401         608     5.98
---------------------------------------------------------------              ---------------------------
Total short-term investments                              1,041    5.57             13,401         608     5.98
                                             24,562
                                       ---------------------------------------------------------------------------
   U.S. Treasury and government
     agencies                               817,163      38,516    6.29            568,575      26,156     6.13
   State and municipal                       36,316       2,168    7.98             43,586       2,318     7.09
   Preferred stock                          134,594       7,571    7.35            159,078       7,511     6.23
   Asset-backed securities                  274,845      12,010    5.83            283,443      11,519     5.42
   Other                                    100,728       4,077    5.41             93,401       4,044     5.76
---------------------------------------------------------------              ---------------------------
Total investment securities               1,363,646      64,342    6.28          1,148,083      51,548     5.98
                                       ---------------------------------------------------------------------------
   Commercial, financial and
      agricultural                        1,150,299      76,720    8.78          1,053,335      72,109     9.04
   Real estate - construction               111,027       7,938    9.39            103,698       7,904    10.05
   Mortgage - commercial                    792,033      57,456    9.53            749,549      55,777     9.81
   Mortgage - residential                   677,442      39,724    7.83            625,197      37,405     7.98
   Consumer                                 824,964      59,897    9.67            826,540      60,776     9.81
---------------------------------------------------------------              ---------------------------
Total loans                               3,555,765     241,735    8.99          3,358,319     233,971     9.24
                                       ---------------------------------------------------------------------------
Total earning assets                   $  4,943,973     307,118    8.23       $  4,519,803     286,127     8.40
                                       ===========================================================================
Funds supporting earning assets
   Savings                             $    357,996       6,338     2.36      $    361,436       6,574     2.43
   Interest-bearing demand                1,000,335      19,450     2.60           985,178      19,657     2.67
   Certificates under $100,000            1,241,713      54,150     5.83         1,061,584      44,487     5.60
   Certificates $100,000 and over           264,276      10,892     5.42           145,766       5,857     5.30
---------------------------------------------------------------              ---------------------------
Total interest-bearing deposits           2,864,320      90,830     4.23         2,553,964      76,575     4.00
                                       ---------------------------------------------------------------------------
   Federal funds purchased and
     securities sold under
     agreements to repurchase             1,171,953      48,011     5.44         1,183,705      53,785     6.04
   U.S. Treasury demand                      37,423       1,443     5.07            40,933       1,800     5.80
---------------------------------------------------------------              ---------------------------
Total short-term borrowings               1,209,376      49,454     5.43         1,224,638      55,585     6.02
                                       ---------------------------------------------------------------------------
Long-term debt                               28,000       1,064     5.08               ---         ---     ---
---------------------------------------------------------------              ---------------------------
Total interest-bearing liabilities        4,101,696     141,348     4.59         3,778,602     132,160     4.66
                                       ---------------------------------------------------------------------------
   Other noninterest funds                  842,277         ---         ---        741,201         ---     ---
---------------------------------------------------------------              ---------------------------
Total funds used to support
    earning assets                     $  4,943,973     141,348     3.81      $  4,519,803     132,160     3.89
                                       ==========================================================================
Net interest income / yield                             165,770     4.42                       153,967     4.51
   Tax-equivalent adjustment                            (7,751)                                (8,393)
                                                     ------------------------------------------------------------
Net interest income                                    $158,019                               $145,574
                                                     ============================================================

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.


Rate-Volume Analysis of Net Interest Income

                                             Three months ended September 30,         Nine months ended September 30,
                                                                  1996 / 1995                             1996 / 1995
                                                          Increase (decrease)                     Increase (decrease)
                                                             due to change in                        due to change in
                                      -----------------------------------------------------------------------------------
(in thousands)                             Volume(1)      Rate(2)      Total      Volume(1)       Rate(2)       Total
----------------------------------------------------  ----------- -----------    -----------   -----------   ------------
Interest income
   Time deposits in other banks         $         0    $      0    $       0      $      0      $      0       $     0
   Federal funds sold and
     securities purchased under
     agreements to resell                       178         (18)         160           508           (75)          433
-----------------------------------------------------------------------------------------------------------------------
Total short-term borrowings                     178         (18)         160           508           (75)          433
                                      ---------------------------------------------------------------------------------
   U.S. Treasury and
      government agency                       3,307         (87)       3,220        11,386           974        12,360
   State  and municipal *                      (106)        133           27          (391)          241          (150)
   Preferred stock *                             41         699          740        (1,123)        1,183            60
   Asset-backed securities                   (1,128)        156         (972)         (350)          841           491
   Other *                                     (114)       (114)        (228)          293          (260)           33
-----------------------------------------------------------------------------------------------------------------------
Total investment securities                   1,746       1,041        2,787         9,633         3,161        12,794
                                      ---------------------------------------------------------------------------------
   Commercial, financial and
     agricultural *                           1,828      (1,244)         584         6,562        (1,951)        4,611
   Real estate - construction                   293         (97)         196           551          (517)           34
   Mortgage - commercial *                    1,461      (1,011)         450         3,120        (1,441)        1,679
   Mortgage - residential                     1,217        (572)         645         3,121          (802)        2,319
   Consumer                                     122        (247)        (125)         (116)         (763)         (879)
-----------------------------------------------------------------------------------------------------------------------
Total loans                                   5,016      (3,266)       1,750        13,658        (5,894)        7,764
-----------------------------------------------------------------------------------------------------------------------
     Total interest income              $     7,243    $ (2,546)  $    4,697     $  26,625      $ (5,634)    $  20,991
                                      =================================================================================
Interest expense
   Savings                              $        52    $    (84)  $      (32)    $     (63)     $   (173)    $    (236)
   Interest-bearing demand                      169        (282)        (113)          303          (510)         (207)
   Certificates under $100,000                2,250        (350)       1,900         7,552         2,111         9,663
   Certificates $100,000 and over             1,190         (42)       1,148         4,781           254         5,035
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               2,826          77        2,903         9,294         4,961        14,255
                                      ---------------------------------------------------------------------------------
   Federal funds purchased and
     securities sold under
     agreements to repurchase                  (787)     (1,440)      (2,227)         (532)       (5,242)       (5,774)
   U.S. Treasury demand                         (43)        (44)         (87)         (155)         (202)         (357)
-----------------------------------------------------------------------------------------------------------------------

Total short-term borrowings                    (848)     (1,466)      (2,314)         (699)       (5,432)       (6,131)
                                      ---------------------------------------------------------------------------------
Long-term debt                                  307           0          307         1,064             0         1,064
-----------------------------------------------------------------------------------------------------------------------
     Total interest expense             $     2,930    $ (2,034)  $      896     $  11,272      $ (2,084)    $   9,188
                                      =================================================================================
Changes in net interest income                                    $    3,801                                 %  11,803
                                                                       ======                                   =======

* Volume variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

(1)Changes attributable to volume are defined as change in average balance multiplied by the prior year's rate.

(2)Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate / volume (change in rate multiplied by a change in volume) has been allocated to the change in rate.

   The detail in the above  table does not sum to the  respective  totals due to
   changes  in  the  mix  of   interest-earning   assets  and   interest-bearing
   liabilities from year to year.

Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the third quarter of 1996 were $34.0 million, a 3.1 million, or 10%, increase over the $30.9 million reported for the third quarter of 1995.

Trust and asset management fees for the third quarter of 1996 rose $2.3 million, or 11%, to $23.8 million. Higher levels of personal trust, corporate trust and asset management fees contributed to this increase, rising $1.3 million, or 13%, to $11.6 million, $225,000, or 3%, to $6.7 million and $780,000, or 17%, to $5.5 million, respectively.

Service charges on deposit accounts were $4.7 million, an increase of $257,000, or 6%, over the $4.5 million reported for the corresponding period last year due to increased volumes and new fee schedules. Other operating income for the third quarter of 1996 was $4.9 million, a $43,000, or 1%, increase over the $4.9 million reported for the third quarter of 1995 as increased levels of loan and credit card fees were offset in part by lower levels of precious metal fees.

Operating expenses for the third quarter of 1996 were $47.3 million, an increase of $3.7 million, or 8%, over the $43.6 million reported for the third quarter of 1995. Personnel expenses were $29.7 million, an increase of $2.4 million, or 9%, over the $27.3 million reported for the third quarter of 1995. Salaries and wages rose $1.3 million, or 7%, while bonuses and incentives rose $606,000, or 17%. Employee benefit expenses rose $450,000, or 9%, due to increased payroll tax and pension expense. Net occupancy expense rose $215,000, or 7%, while furniture and equipment and stationery and supply expenses declined $141,000, or 4%, and $33,000, or 2%, respectively. Other operating expenses rose $1.3 million, or 15%, to $9.5 million, as increased levels of expense were incurred for legal and audit services, FDIC deposit insurance, consulting and travel. The provision for income taxes for the third quarter of 1996 was $12.1 million, an increase of $833,000, or 7%, over the $11.3 million for the third quarter of 1995. The effective tax rate for the third quarter of 1996 was 32.77%, compared with 32.54% for the third quarter of 1995.

Interest Rate Sensitivity
-------------------------

The Corporation's interest rate sensitivity, as measured by gap analysis, increased slightly since the end of the last quarter. At September 30, 1996, the Corporation's one-year cumulative gap, as a percentage of rate-sensitive assets, was a negative 23.9%. At June 30, 1996, the Corporation's one-year cumulative gap was a negative 20.0%.

Gap analysis, used to measure the difference between volumes of interest rate-sensitive assets and liabilities, examines the Corporation's balance sheet at one point in time, but does not capture any balance sheet dynamics that may be present. Because of these inherent limitations, gap reports cannot predict accurately the change in net interest income that may occur given a particular change in interest rates. The Corporation employs simulation models to measure dynamic changes in interest rate-sensitive assets and liabilities caused by variations in interest rates. The Corporation also enters into interest rate swaps ("swaps") and interest rate floor agreements ("floors") as hedges against fluctuations in the interest rates of identifiable asset categories. The swaps represent an exchange of interest payments computed on notional amounts. The Corporation receives fixed-rate interest payments in return for floating-rate payments on the swaps. At September 30, 1996, the swap portfolio totaled $400 million and had final maturities of between 5 and 43 months, with a weighted average maturity of 21 months. The floors generate interest payments based on notional amounts when the floating-rate index falls below the fixed-rate strike price. When that index is equal to or above the strike price, no payments are received. A single upfront payment was made to purchase each of the floors. These payments are amortized over each floor's original life.

At September 30, 1996, the floor portfolio totaled $250 million and had final maturities of between 34 and 48 months, with a weighted average maturity of 39 months. The net interest differential which the Corporation currently receives on these swaps and floors is reported under the caption "Interest and fees on loans" in the Corporation's Consolidated Statement of Income, and is recognized over the lives of the respective agreements.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 25.23%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the third quarter of 1996 was $4.0 million, an increase of $1 million, or 33%, over the $3.0 million provided for the third quarter of 1995. The reserve at September 30, 1996 was $52.5 million, an increase of $4.7 million, or 10%, over the level of $47.8 million reported at September 30, 1995. The reserve as a percentage of total period-end loans outstanding was 1.41%, up slightly over the 1.39% at the corresponding date last year. Net chargeoffs for the third quarter of 1996 were $2.9 million, down slightly from the $3.1 million reported for the third quarter of 1995. For the first nine months of 1996, net chargeoffs were $8.4 million, compared to $8.1 million for the corresponding period of 1995.

The following table presents the risk elements in the Corporation's loan portfolio:



Risk Elements (in thousands)                   September 30, 1996        December 31, 1995      September 30, 1995
------------------------------------------------------------------------------------------------------------------
Nonaccruing                                               $38,056                  $33,576                 $32,539
Restructured                                                1,305                      ---                     ---
Past due 90 days or more                                   23,585                   19,346                  18,345
------------------------------------------------------------------------------------------------------------------
Total                                                     $62,946                  $52,922                 $50,884
                                          ========================================================================

Percent of total loans at period-end                        1.69%                    1.50%                   1.48%

Other real estate owned                                    $5,931                  $14,288                 $16,077


Nonaccruing loans at September 30, 1996 were $39.4 million, an increase of $5.8 million over the $33.6 million reported at December 31, 1995 and $6.8 million over the $32.5 million reported at September 30, 1995. Nonaccruing loans at September 30, 1996 included three loans aggregating $1.3 million which had been restructured but which are currently in nonaccrual status. Other real estate owned, which is reported as a component of other assets in the Consolidated Statement of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at September 30, 1996 totaled $45.3 million, or 1% of period-end loans outstanding. This was a decrease of $2.6 million, or 5%, from the $47.9 million, or 1.36% of period-end loans outstanding, reported at December 31, 1995 and a decrease of $3.3 million, or 7%, from the $48.6 million, or 1.41% of period-end loans outstanding, reported at September 30, 1995. As a result of the Corporation's ongoing monitoring of its loan portfolio, at September 30, 1996, approximately $12.0 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 1.33 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the third quarter of 1996 was 12.01%, and its core (Tier 1) leveraged capital ratio was 8.44%. The corresponding ratios from one year ago were 12.29% and 8.97%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

At its April meeting, the Board of Directors authorized the buyback of 4,000,000 shares of the Corporation's common stock. At September 30, 1996, 546,412 shares had been purchased under this program.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are to be disposed of. This statement was adopted on January 1, 1996 and, based on current circumstances, will not have a material impact on earnings.

In May 1995, the FASB issued Statement No. 122 - "Accounting for Mortgage Servicing Rights," an amendment to FASB No. 65, which requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. This statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement was adopted January 1, 1996 and, based upon current circumstances, will not have a material impact upon earnings.

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

Exhibit Number                                Exhibit
--------------        ---------------------------------------------------------
11                          Statement re computation of per share earnings

27                          Financial data schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     November  14, 1996           /s/       Ted T. Cecala
                                       ----------------------------------------
                                       Name:    Ted T. Cecala
                                       Title:   Chairman of the Board and
                                                Chief Executive Officer

Date:     November 14, 1996            /s/      Robert V.A. Harra, Jr.
                                       ----------------------------------------
                                       Name:    Robert V.A. Harra, Jr.
                                       Title:   President and Chief Operating
                                                Officer