Form 10-K
period 1996-12-31
WILMINGTON TRUST CORP
filed 1997-03-28
CIK 872821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          Commission file number: 0-25442


                          WILMINGTON TRUST CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   51-0328154
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                 Rodney Square North, Wilmington, Delaware 19890
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (302) 651-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to section 12(b) of the Act:

                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, the aggregate market value of voting stock held by non-affiliates* of the registrant was $1,497,252,182.

Indicate the number of share outstanding of the registrant's class of common stock, as of the latest practical date.




          Class                              Outstanding At February 28, 1997
---------------------------                  --------------------------------
Common Stock, $1 Par Value



Documents Incorporated                       Part of 10-K in which
By Reference                                 Incorporated
--------------------------                   ------------------------


(1)   Proxy Statement for 1997               Part III
      Annual Stockholders' Meeting
      of Wilmington Trust Corporation

(2)   1996 Annual Report to Stockholders     Parts I, II,
                                             III and IV


_________________________

* For purposes of this calculation, directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS
PART I


Item 1         Business.......................................................1

Item 2         Properties....................................................30

Item 3         Legal Proceedings.............................................31

Item 4         Submission of Matters to a Vote of Security Holders...........31


PART II

Item 5         Market for Registrant's Common Stock and Related
               Stockholder Matters...........................................31

Item 6         Selected Financial Data.......................................32

Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operation............................33

Item 8         Financial Statements and Supplementary Data...................33

Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................34


PART III

Item 10        Directors and Executive Officers of the Registrant............34

Item 11        Executive Compensation........................................34

Item 12        Security Ownership of Certain Beneficial Owners and
               Management....................................................34

Item 13        Certain Relationships and Related Transactions................34


PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................34

                                     PART I
ITEM 1 - BUSINESS

     Wilmington Trust Corporation, a Delaware corporation (the "Corporation"), was incorporated under the laws of Delaware in 1985, but remained inactive until 1990. On August 22, 1991, the Corporation became the parent holding company of Wilmington Trust Company, a Delaware-chartered bank and trust company and the Corporation's principal subsidiary (the "Bank"). The Corporation's principal place of business is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is (302) 651-1000.

     The Corporation was organized primarily to become the holding company of the Bank. As such, the Corporation's principal role at present is to supervise and coordinate the Bank's activities and provide it with capital and services. Virtually all of the Corporation's income is from dividends received from the Bank. The Corporation's current staff principally consists of its management, who are executive officers generally serving in similar capacities for the Bank. The Corporation from time to time utilizes the Bank's support staff without payment of any fees. Delaware's favorable business and legal environment have contributed to the Bank's operating results. See "Bank Regulation -- Other Laws and Regulations."

     In October 1993, the Corporation acquired Freedom Valley Bank, a Pennsylvania-chartered commercial bank with four branches in Chester and Delaware Counties, Pennsylvania. In January 1994, Freedom Valley Bank acquired trust powers and, in February 1994, its name was changed to Wilmington Trust of Pennsylvania. The Corporation supervises and coordinates the activities of Wilmington Trust of Pennsylvania.

     In June 1994, the Corporation formed Wilmington Trust FSB, a Federally-chartered savings bank with trust powers headquartered in Salisbury, Maryland. During 1994, Wilmington Trust FSB acquired one branch of the former John Hanson Federal Savings Bank and two branch locations of the former Second National Federal Savings Bank from the Resolution Trust Corporation. In November 1995, Wilmington Trust FSB merged with Wilmington Trust of Florida, National Association, a national association with trust powers headquartered in Florida which previously was a subsidiary of the Bank. As a result of that transaction, Wilmington Trust FSB now also has three branch locations in Florida. It also operates trust agency offices in Easton, Maryland and Las Vegas, Nevada. The Bank, Wilmington Trust of Pennsylvania and Wilmington Trust FSB sometimes are hereinafter collectively referred to as the "Banks."

     As of December 31, 1996, the Corporation had total assets of $5.6 billion and total stockholders' equity of $464.7 million. On that date, 33,893,304 shares of the Corporation's common stock were issued and outstanding, which were held by 10,241 shareholders of record. At December 31, 1996, total loans outstanding were approximately $3.8 billion.

LENDING ACTIVITIES

     The Bank historically has concentrated its banking activities within Delaware. Wilmington Trust of Pennsylvania concentrates its banking activities in Pennsylvania. Wilmington Trust FSB concentrates its banking activities in Maryland and Florida.

     RESIDENTIAL MORTGAGE LOANS

     In general, the Banks directly originate or purchase residential first mortgage loans. These are secured principally by properties located in Delaware, Pennsylvania, Maryland and Florida. The Bank generally services loans which it, Wilmington Trust of Pennsylvania or Wilmington Trust FSB originate or purchase and which are not subsequently resold.

     The Banks maintain excellent relationships with correspondent brokers in their market areas from which they purchase residential mortgage loans. The banks foster public awareness of their residential mortgage loan products through television and newspaper advertising and direct mail.

     The Banks offer both fixed and adjustable rates of interest on residential mortgage loans, with terms ranging up to 30 years. Adjustable rate mortgage ("ARM") loans increase the responsiveness of the Banks' loan portfolios to changes in market interest rates. However, ARM loans generally carry lower initial interest rates than fixed-rate loans with comparable maturities. In light of their sensitivity to changes in interest rates, the terms of ARM loans may increase the possibility of delinquencies in periods of high interest rates.

     COMMERCIAL LOANS

     The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. Such loans generally involve greater risks than one-to-four family residential mortgage loans. Commercial and multi-family real estate loans usually are larger than such residential mortgage loans. Since payment of loans secured by commercial and multi-family residential properties often is dependent on the successful operation and management of those properties, repayment of these loans may be subject to a greater extent to adverse conditions in the real estate market or the economy generally than loans secured by one-to-four family residential properties. In addition, the commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. The Banks seek to minimize these risks in a number of ways, including: (1) limiting the size of their individual commercial and multi-family real estate loans; (2) monitoring the aggregate size of their commercial and multi-family housing loan portfolios; (3) generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price; and (4) requiring in most instances that the financed project generates cash flow adequate to meet required debt service payments.

     The Banks also make other types of commercial loans to businesses located in their market areas. Lines of credit, term loans and demand loans are offered to finance, among other things, working capital, accounts receivable, inventory and equipment purchases. Typically, such commercial loans have terms not exceeding seven years, and bear interest either at fixed rates or at rates fluctuating with a designated interest rate. These types of commercial loans frequently are secured by the borrower's assets and, in many cases, are further collateralized by guarantees of the borrower's owners and/or their principal officers.

     CONSTRUCTION LOANS

     The Banks make loans and participate in financing for the construction of residences and commercial buildings. The Banks also originate loans for the purchase of unimproved property to be used for residential and commercial purposes. In such cases, the Banks frequently provide the construction funds to improve the properties.

     The Banks' residential and commercial construction loans generally have terms of 24 months or less, and interest rates which adjust from time to time in accordance with changes in a designated interest rate. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Banks finance the construction of individual, owner-occupied houses only if qualified professional contractors are involved and only on the basis of the Banks' underwriting and construction loan management guidelines. Construction loans may be underwritten and structured to convert to permanent loans at the end of the construction period.

     Residential and commercial construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolios and to receive yields higher than those obtainable on permanent residential mortgage loans. These higher yields correspond to the higher risks associated with construction lending. Construction lending risks include those associated generally with loans on the type of property securing the loan, as well as other risks. The Banks sometimes agree to fund the interest on a construction loan by including the interest as part of the total construction loan. A high degree of skill is required to evaluate accurately the total funds required to complete a commercial construction project and the post-completion value of the project. As a result, commercial construction lending often involves the disbursement of substantial funds with repayment dependent largely on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. In light of these factors, the analysis of prospective construction loan projects requires greater expertise than that required for residential mortgage lending on completed structures. For these reasons, the Banks engage several individuals experienced in underwriting in connection with their construction lending.

     LOANS TO INDIVIDUALS

     The Banks offer both secured and unsecured personal lines of credit, installment loans, home improvement loans, direct and indirect automobile loans, student loans and credit card facilities. The Banks view such consumer lending as a basic part of their program to provide a wide range of financial services to their customers. The Banks develop public awareness of their consumer loan products primarily through newspaper advertising and direct mail. Consumer loans generally have shorter terms and higher interest rates than residential first mortgage loans. Through their consumer lending, the Banks attempt to enhance the spread between their average loan yields and their cost of funds, as well as their matching of assets and liabilities expected to mature or reprice in the same periods.

     The Banks generally receive fees for originating loans and for taking applications and committing to originate loans. In addition, they receive fees for issuing letters of credit, as well as late charges and other fees in connection with their lending activities.

     UNDERWRITING STANDARDS

     In determining whether or not to originate or purchase a mortgage loan, the Banks assess both the borrower's ability to repay the loan and the adequacy of the proposed security for the loan. The Banks generally obtain an appraisal of real property securing a loan and information concerning the applicant's income, financial condition, employment and credit history. The Banks require title insurance insuring the priority of their liens on most loans secured by first mortgages on real estate and on certain home equity loans, as well as fire and extended coverage casualty insurance protecting the mortgaged properties. Under the Banks' underwriting policies, loans must be approved by various levels of management depending on the amount of the loan.

     The Banks' underwriting standards with respect to commercial real estate and multi-family residential loans are designed to ensure that the property securing the loan will generate sufficient cash flow to cover operating expenses and debt service requirements. The Banks review the property's operating history and projections, comparable properties and the borrower's financial condition and reputation. The Banks' general underwriting standards with respect to these loans include: (1) inspecting each property before issuing a loan commitment and before each disbursement; (2) requiring recourse to the borrower; (3) requiring the personal guaranty of the borrower's principal(s); and (4) requiring an appraisal of the property. The Banks monitor the performance of these loans by inspecting the property securing each such loan.

     The Banks limit real estate secured commercial loans to individuals and organizations who and which demonstrate a capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The borrower's cash flow is a critical component of the underwriting process for these loans. The Banks monitor the performance of these loans by reviewing each such loan at least annually.

     The Banks seek to minimize risks of construction lending in a number of ways, including: (1) generally requiring the borrower, and in most instances their principal(s), to guarantee personally all or a portion of the loan; (2) controlling the aggregate size of their construction loan portfolios; and (3) generally requiring a certain level of equity in the property securing the loan. Construction loans generally are made to borrowers who are experienced in the type of construction for which the loan is made.

     The Banks require first or junior mortgages to secure home equity loans. Although this security influences the Banks' underwriting decisions, the Banks' primary focus in underwriting these loans, as well as their other loans to individuals, is on the applicant's financial ability to repay the loan. In the underwriting process for these loans, the Banks obtain credit bureau reports and verify employment and credit information provided by the borrower. On home equity loans above a certain level, the Banks require an appraisal of the property securing the loan and, in certain instances, title insurance insuring the priority of their liens.

     OTHER ACTIVITIES

     Deposit accounts represent the most important source of the Banks' funds for use in lending and investment activities, and for general business purposes. The Banks also derive funds from, among other sources, borrowings, the amortization and repayment of loans outstanding, earnings and maturities of investment securities.

     The Banks' deposit accounts include demand checking accounts, term certificates of deposit, money market deposit accounts, NOW accounts and regular savings and club accounts. Retirement plan accounts (including individual retirement accounts, Keogh accounts and simplified employee pension plans) for investment in the Banks' various deposit accounts also are offered. Consumer deposits are attracted principally from the Banks' primary market areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

     Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 1996, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.3 billion, or 23% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Investment decisions are made by designated members of the Bank's management. The Banks have established limits on the types and amounts of investments they may make.

     The Corporation, through its subsidiaries, also performs corporate trust and custodial services for both institutional and individual clients. The Bank serves as trustee in equipment leasing transactions and asset securitizations. Each of the Banks acts as trustee, executor, administrator, guardian and custodian. The Bank provides fiduciary services for employee benefit plan trusts. The Corporation also assists corporate clients in establishing and maintaining Delaware-chartered investment holding companies.

     The  Bank  provides   investment   management  services  to  corporate  and
institutional clients. At December 31, 1996, the Bank's Asset Management Department managed $6.1 billion in assets.

     SUBSIDIARIES

     The Bank was originally incorporated by an Act of the General Assembly of the State of Delaware, entitled "An Act to Incorporate the Delaware Guarantee and Trust Company," on March 2, 1901. On March 12, 1903, an amendment was filed with the office of the Secretary of State to change the Bank's name to Wilmington Trust Company.

     The Bank has 19 wholly-owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with those of the Corporation for financial reporting purposes. Those operating subsidiaries provide additional services to the Corporation's customers. Among those subsidiaries are the following:

     1. Brandywine Insurance Agency, Inc., a licensed insurance agent and broker for life, casualty and property insurance;

     2.  Brandywine Finance Corporation, a finance company;

     3. Brandywine Life Insurance Company, Inc., a reinsurer of credit life insurance written in connection with closed-end consumer loans which the Bank makes;

     4. Delaware Corporate Management, Inc., which maintains and provides custodial and other services for Delaware holding companies holding intangible assets in Delaware;

     5.  Rodney Square Distributors, Inc., a registered broker-dealer;

     6. Rodney Square Management Corporation, a registered investment adviser which performs mutual fund investment advisory, administration, accounting and transfer agency services for the mutual funds described below and other, non-proprietary, mutual funds;

     7. WTC Corporate Services, Inc., a sales production office for trust customers in the western United States; and

     8. Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser.

The Bank also is involved with the following mutual funds, for which Rodney Square Distributors, Inc. serves as the distributor:

     1. The Rodney Square Fund, a fund consisting of a money market portfolio and a United States government securities portfolio;

     2. The Rodney Square Tax-Exempt Fund, a fund investing in short-term municipal obligations whose interest income is principally exempt from Federal income tax;

     3. The Strategic Fixed Income Fund, a fund consisting of the Diversified Income Portfolio, which invests primarily in investment grade, fixed-income securities, and the Municipal Income Portfolio, which invests primarily in municipal securities exempt from Federal taxation; and

     4. The Rodney Square Multi-Manager Fund, a fund consisting of a growth portfolio.

     COMPETITION

     The Corporation believes that the banking market in Delaware is different from that in most states, in that the deposit and asset sizes of all of Delaware's banking institutions do not disclose the true nature of competition within the state. In the 1980s, Delaware's legislature enacted several banking laws which invited out-of-state bank holding companies to organize banks located in Delaware, as long as the holding companies did not operate those banks in ways that competed to the substantial detriment of indigenous Delaware institutions such as the Bank. During the nonbank phenomena of the 1980s, five of Delaware's indigenous banks were acquired by entities which were not bank holding companies. The Corporation, with assets of $5.6 billion at December 31, 1996, is the largest indigenous bank holding company in Delaware providing a full range of commercial and personal banking services which is not controlled by out-of-state interests.

     The Banks have substantial competition for both deposits and loans. Many of the Banks' competitors are substantially larger and have substantially greater financial resources than the Corporation and the Banks. The most direct competition for deposits historically has come from savings banks, savings and loan associations and commercial banks located in the Banks' principal market areas. Currently, additional competition for deposits is encountered from dealers in government securities. The Banks compete for deposits by focusing on customer service and offering a variety of deposit accounts at rates generally competitive with those of other financial institutions. In addition, the Banks historically have introduced new accounts when authorized by regulatory authorities.

     Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Banks compete for loans principally by the services they provide to borrowers and through the interest rates and loan fees they charge. See also "Regulation and Supervision of the Corporation and the Banks."

     ASSET QUALITY

     Nonaccruing loans and other real estate owned, or nonperforming assets, can result in credit losses and require the Corporation to establish provisions for loan losses. Slow economic conditions or deterioration in commercial and real estate markets may impair the ability of certain borrowers to repay their loans in full on a timely basis. In that event, the Corporation would expect increased levels of nonperforming assets, credit losses and the need to increase provisions for loan losses.

     To minimize the likelihood and impact of these conditions, the Corporation regularly monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industries. An integral part of this process is a regular analysis of all past due loans and the establishment of provisions for loan losses.

Although the Corporation, like virtually all other financial institutions, has experienced increased levels of past due and nonaccruing loans in recent periods, the Corporation believes that its reserve for loan losses is adequate based upon currently available information. The Corporation's determination of the adequacy of its reserves is based upon an evaluation of classified loans and other assets, past loss experience, current economic and real estate market conditions, diversification of the loan portfolio, detailed loan reviews, the financial and managerial strength of its borrowers, the adequacy of underlying collateral and any regulatory recommendations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality and Loan Loss Provision."

     CURRENT YEAR DEVELOPMENTS

     In February 1996, Wilmington Trust FSB opened a trust agency office in Easton, Maryland.

     STAFF MEMBERS

     On December 31, 1996, the Corporation and its wholly-owned subsidiaries had 2,418 full-time equivalent employees. The Corporation considers its and its subsidiaries' relationships with these employees to be good. The Corporation and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, group life, health and accident plans.


Industry Guide 3 Tables

The following table presents a rate/volume analysis of net interest income:

                                          -------------------------------------------------------------
                                                            1996/1995                         1995/1994
                                                  Increase (Decrease)               Increase (Decrease)
                                                    due to change in                   due to change in
                                          ----------------------------    -----------------------------
                                                  1        2                      1         2
(in thousands)                              Volume      Rate     Total      Volume      Rate     Total
-------------------------------------------------------------------------------------------------------

Interest income:
  Time deposits in other banks            $     --         --  $     --    $    (6)  $    --   $    (6)
  Federal funds sold and securities
    purchased under agreements to resell       528        (89)      439       (385)      265      (120)
---------------------------------------------------------------------------------------------- -------
    Total short-term investments               528        (89)      439       (392)      266      (126)
                                           -----------------------------------------------------------

  U.S. Treasury and government agencies     13,599        730    14,329      8,052     2,867    10,919
  State and municipal*                        (491)       243      (248)      (826)      (18)     (844)
  Preferred stock*                          (1,381)     1,574       193     (3,743)    2,602    (1,141)
  Asset-backed securities                   (1,739)       956      (783)     3,118     1,629     4,747
  Other*                                       (52)      (222)     (274)       558       987     1,545
------------------------------------------------------------------------------------------------------
    Total investment securities              9,550      3,667    13,217      6,625     8,601    15,226
                                          ------------------------------------------------------------

  Commercial, financial and agricultural*    7,941     (4,009)    3,932     10,427    11,207    21,634
  Real estate-construction                   1,222       (811)      411     (1,510)    1,562        52
  Mortgage - commercial*                     5,413     (1,786)    3,627      5,309    13,405    18,714
  Mortgage -residential                      3,910       (703)    3,207      2,191       561     2,752
  Installment loans to individuals             961     (1,161)     (200)     6,673     5,039    11,712
------------------------------------------------------------------------------------------------------
    Total loans                             19,704     (8,727)   10,977     23,135    31,729    54,864
------------------------------------------------------------------------------------------------------
    Total interest income                 $ 32,016   $ (7,383) $ 24,633   $ 29,697  $ 40,267  $ 69,964
                                          ============================================================

Interest expense:
  Savings                                 $    (12)  $   (260) $   (272)  $   (538) $    529  $     (9)
  Interest-bearing demand                      704       (995)     (291)    (2,736)    4,027     1,291
  Certificates under $100,000                9,160      1,395    10,555      1,768     9,864    11,632
  Certificates $100,000 and over             6,547        112     6,659       (543)    2,456     1,913
------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         12,524      4,127    16,651     (4,045)   18,872    14,827
                                          ------------------------------------------------------------

  Federal funds purchased and securities
    sold under agreements to repurchase     (2,511)    (6,238)   (8,749)    20,731    20,293    41,024
  U.S. Treasury demand                        (107)      (274)     (381)      (613)      839       226
------------------------------------------------------------------------------------------------------
    Total short-term borrowings             (2,619)    (6,511)   (9,130)    19,818    21,432    41,250
                                          ------------------------------------------------------------
  Long-term debt                             1,192        (61)    1,131        348        --       348
------------------------------------------------------------------------------------------------------
    Total interest expense                $ 13,500   $ (4,848) $  8,652   $ 12,438  $ 43,987  $ 56,425
                                          ============================================================

Changes in net interest income                                 $ 15,981                       $ 13,539
                                                               ========                       ========
------------------------------------------------------------------------------------------------------

* Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

1 Changes attributable to volume are defined as a change in average balance multiplied by the prior year's rate.

2 Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period for the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

    The detail in the above  table does not sum to the  respective  total due to
    changes  in  the  mix  of  interest-earning   assets  and   interest-bearing
    liabilities from year to year.



The maturity distribution of the Corporation's investment securities held to maturity follows:

                                                --------------------------------------
                                                             Amortized Cost   Weighted
                                                Market     ------------------  average
December 31, 1996 (in thousands)                value       Amount    Percent   yield
--------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
   After 1 but within 5 years                 $ 193,285   $ 194,195    41.53%   6.42%
   After 5 but within 10 years                   64,342      64,323    13.75    7.18
   After 10 years                                 8,895       8,984     1.92    6.10
--------------------------------------------------------------------------------------
     Total (amortized cost of $236,444
       in 1995 and $429,473 in 1994)            266,522   $ 267,502    57.20    6.59
--------------------------------------------------------------------------------------
State and municipals:
   Within 1 year                                  1,660       1,660     0.35    5.62
   After 1 but within 5 years                     3,593       3,510     0.75    5.75
   After 5 but within 10 years                    2,800       2,783     0.60    6.37
   After 10 years                                11,264      11,168     2.39    6.03
--------------------------------------------------------------------------------------
     Total (amortized cost of $20,822
       in 1995 and $41,832 in 1994)              19,317      19,121     4.09    5.99
--------------------------------------------------------------------------------------
Asset-backed securities:
   After 1 but within 5 years                    12,147      12,419     2.66    5.70
   After 5 but within 10 years                   54,885      55,062    11.77    5.61
   After 10 years                               113,892     113,528    24.28    6.26
--------------------------------------------------------------------------------------
     Total (amortized cost of $193,269
       in 1995 and $228,902 in 1994)            180,924     181,009    38.71    6.02
--------------------------------------------------------------------------------------
     Total investment securities held to
       maturity (amortized cost of $450,535
       in 1995 and $731,938 in 1994)*         $ 466,763   $ 467,632   100.00%   6.35%
======================================================================================

Note:  Weighted average yields are NOT on a tax-equivalent basis.

* The amortized cost of other debt securities held to maturity was $31,731 as of December 31, 1994




The maturity distribution of the Corporation's investment securities available for sale follows:

                                                --------------------------------------
                                                             Amortized Cost   Weighted
                                                Market     ------------------  average
December 31, 1996 (in thousands)                value       Amount    Percent   yield
--------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
   Within 1 year                              $ 201,408   $ 201,057    25.23%   6.29%
   After 1 but within 5 years                   308,877     309,153    38.79    6.21
   After 5 but within 10 years                   20,120      20,138     2.53    6.79
   After 10 years                                15,367      14,982     1.88    6.52
--------------------------------------------------------------------------------------
     Total (amortized cost of $530,804
       in 1995)*                                545,772     545,330    68.43    6.27
--------------------------------------------------------------------------------------
State and municipals:
   Within 1 year                                  1,262       1,255     0.16    4.50
   After 1 but within 5 years                     6,131       6,175     0.77    4.20
   After 5 but within 10 years                    3,604       3,560     0.45    3.60
   After 10 years                                 2,380       2,186     0.27    3.92
--------------------------------------------------------------------------------------
     Total (amortized cost of $18,533
       in 1995 and $5,239 in 1994)               13,377      13,176     1.65    4.02
--------------------------------------------------------------------------------------
Preferred stock:
   Within 1 year                                 83,160      83,238    10.44    4.55
   After 1 but within 5 years                    42,746      42,177     5.29    7.51
   After 5 but within 10 years                   13,949      13,771     1.73    7.32
--------------------------------------------------------------------------------------
     Total (amortized cost of $153,894
       in 1995 and $198,800 in 1994)            139,855     139,186    17.46    5.72
--------------------------------------------------------------------------------------
Asset-backed securities:
   After 1 but within 5 years                     5,010       4,975     0.62    7.03
   After 5 but within 10 years                    2,170       2,193     0.28    5.36
   After 10 years                                 8,956       8,928     1.12    7.68
--------------------------------------------------------------------------------------
     Total (amortized cost of $107,852
       in 1995)*                                 16,136      16,096     2.02    7.16
--------------------------------------------------------------------------------------
Other:
   Within 1 year                                 50,880      50,827     6.38    3.47
   After 1 but within 5 years                    32,499      32,334     4.06    3.03
--------------------------------------------------------------------------------------
     Total (amortized cost of $92,317
     in 1995 and $49,665 in 1994)                83,379      83,161    10.44    3.30
--------------------------------------------------------------------------------------
     Total investment securities available
       for sale (amortized cost of $903,400
       in 1995 and $253,704 in 1994)          $ 798,519   $ 796,949   100.00%   5.84%
======================================================================================

Note:  Weighted average yields are NOT on a tax-equivalent basis.

* There were no U.S. Treasury and government agencies or asset-backed securities available for sale as of December 31, 1994.




The following table is a summary of period-end loan balances by loan cateogry:


                            ------------------    -----------------   -----------------   -----------------   ------------------
                                         1996                1995                1994                1993                 1992
                            ------------------    -----------------   -----------------   -----------------   ------------------
                                    % of loans           % of loans          % of loans          % of loans          % of loans
                                       in each              in each             in each             in each             in each
                                      category             category            category            category            category
                                      of gross             of gross            of gross            of gross            of gross
December 31 (in thousands)    Amount     loans     Amount     loans    Amount     loans    Amount     loans     Amount    loans
--------------------------------------------------------------------------------------------------------------------------------

Commercial, financial and
  agricultural              $ 1,237,061   33%   $ 1,159,434   33%   $ 1,006,630   31%   $   924,886   30%   $   870,771    29%
Real estate-construction        123,111    3        104,871    3        110,587    3        122,329    4        117,902     4
Mortgage-commercial             862,974   23        770,304   22        733,154   22        654,241   22        634,595    21
Mortgage-residential            678,800   18        669,658   19        618,211   19        609,108   20        688,179    23
Installment loans to
  individuals                   881,994   23        823,381   23        818,599   25        734,943   24        698,016    23
--------------------------------------------------------------------------------------------------------------------------------
    Total loans, gross        3,783,940  100%     3,527,648  100%     3,287,181  100%     3,045,507  100%     3,009,463   100%
Less: unearned income           (12,456)             (5,733)             (2,948)             (2,214)             (2,516)
--------------------------------------------------------------------------------------------------------------------------------
    Total loans             $ 3,771,484         $ 3,521,915         $ 3,284,233         $ 3,043,293         $ 3,006,947
================================================================================================================================



The following table sets forth the allocation of the Corporation's reserve for loan losses for the past five years:




                            ------------------    -----------------   -----------------   -----------------   ----------------
                                         1996                1995                1994                1993                1992
                            ------------------    -----------------   -----------------   -----------------   ----------------
                                    % of loans           % of loans          % of loans          % of loans         % of loans
                                       in each              in each             in each             in each            in each
                                      category             category            category            category           category
                                        of net               of net              of net              of net             of net
December 31 (in thousands)    Amount     loans      Amount    loans     Amount    loans     Amount    loans     Amount   loans
------------------------------------------------------------------------------------------------------------------------------

Commercial, financial and
  agricultural                $ 22,770    33%     $ 21,209      33%   $ 21,777      31%   $ 20,804      30%   $ 18,484     29%
Real estate-construction         2,000     3         1,697       3       3,696       3       3,979       4       3,129      4
Mortgage-commercial             15,126    23        13,949      22      10,643      22       8,933      22       9,652     21
Mortgage-residential               700    18           668      19         608      19         605      20         694     23
Installment loans to
  individuals                   12,283    23        11,245      23       9,234      25       8,125      24       7,688     23
Unallocated                      1,482    --         1,099      --       2,711      --       8,917      --       7,315     --
-----------------------------------------------------------------------------------------------------------------------------
     Total                    $ 54,361   100%     $ 49,867     100%   $ 48,669     100%   $ 51,363     100%   $ 46,962    100%
=============================================================================================================================

An  analysis  of  loan   maturities   and  interest  rate   sensitivity  of  the
Corporation's commercial and real estate construction loan portfolios follows:



                                         ---------------------------------------------------
                                           Less than   One through     Over        Total
December 31, 1996 (in thousands)            one year   five years   five years  gross loans
--------------------------------------------------------------------------------------------

Commercial, financial and agricultural   $  738,359   $  281,665   $  217,037   $1,237,061

Real estate-construction                     39,258       52,845       31,008      123,111
--------------------------------------------------------------------------------------------
     Total                               $  777,617   $  334,510   $  248,045   $1,360,172
============================================================================================

Loans with predetermined rate            $  187,789   $  117,756   $   88,202   $  393,747
Loans with variable rate                    589,828      216,754      159,843      966,425
--------------------------------------------------------------------------------------------
     Total                               $  777,617   $  334,510   $  248,045   $1,360,172
============================================================================================







The following table presents a comparative analysis of the risk elements contained in the Corporation's loan portfolio at year-end:


                                   ---------------------------------------------------
December 31 (in thousands)            1996      1995      1994      1993      1992
--------------------------------------------------------------------------------------

Nonaccruing                          $40,735   $33,576   $28,851   $21,983    $29,674
Restructured                            --        --        --       3,352       --
Past due 90 days or more              20,440    19,346    21,027    14,153     12,152
---------------------------------------------------------------------------------------
     Total                           $61,175   $52,922   $49,878   $39,488    $41,826
=======================================================================================
Percent of total loans at year-end      1.62%     1.50%     1.52%     1.30%      1.39%
=======================================================================================
Other real estate owned              $ 5,131   $14,288   $17,601   $20,167    $25,883
=======================================================================================



The following table sets forth an analysis of the Corporation's reserve for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in the Corporation's statement of condition:

                                                ---------------------------------------------------------------------
For the year ended December 31 (in thousands)          1996          1995          1994          1993          1992
---------------------------------------------------------------------------------------------------------------------
Total loans:
   Average                                       $3,602,430    $3,390,782    $3,114,384    $2,949,909    $2,979,576
---------------------------------------------------------------------------------------------------------------------
   Year-end                                      $3,771,484    $3,521,915    $3,284,233    $3,043,293    $3,006,947
---------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period   $   49,867    $   48,669    $   51,363    $   46,962    $   44,996
---------------------------------------------------------------------------------------------------------------------
Reserve for loan losses of acquired company            --            --            --           3,054          --
---------------------------------------------------------------------------------------------------------------------

Loans charged off:

  Commercial, financial and agricultural              3,811         4,333         5,878         2,960         5,179

  Real estate-construction                               94           444            46            55           394

  Mortgage-commercial                                 2,475         2,484           934         1,547           701

  Mortgage-residential                                  285            32           182            77            11

  Installment loans to individuals                    7,990         6,989         5,725         5,920         7,906
---------------------------------------------------------------------------------------------------------------------
     Total loans charged off                         14,655        14,282        12,765        10,559        14,191
                                                  -------------------------------------------------------------------

Recoveries on amounts previously charged off:

   Commercial, financial and agricultural             1,160           992         3,126           471           587

   Real estate-construction                               4             1            --            --            --

   Mortgage-commercial                                   17            25           161            16           296

   Mortgage-residential                                   1             1             3             3             1

   Installment loans to individuals                   1,967         2,181         2,231         1,916         2,273
---------------------------------------------------------------------------------------------------------------------
     Total recoveries                                 3,149         3,200         5,521         2,406         3,157
                                                 --------------------------------------------------------------------
Net loans charged off                                11,506        11,082         7,244         8,153        11,034
---------------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses             16,000        12,280         4,550         9,500        13,000
---------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period         $   54,361    $   49,867    $   48,669    $   51,363    $   46,962
=====================================================================================================================

Ratios:

Net loans charged off to:

   Average loans                                       0.32%         0.33%         0.23%         0.28%         0.37%

   Loans at year-end                                   0.31          0.31          0.22          0.27          0.37

   Reserve for loan losses                            21.17         22.22         14.88         15.87         23.50

   Provision for loan losses                          71.91         90.24        159.21         85.82         84.88

Reserve for loan losses to average loans               1.51          1.47          1.56          1.74          1.58
=====================================================================================================================


The following table presents a summary of the Corporation's deposits based on average daily balances over the last three years:


                                    --------------------------------------------------------------------
                                                    1996                    1995                    1994
                                    --------------------   ---------------------   ---------------------
For the year ended December 31,        Average   Average       Average   Average      Average   Average
(in thousands)                          amount      rate        amount      rate       amount      rate
--------------------------------------------------------------------------------------------------------

Noninterest-bearing demand        $    633,066       --    $   580,928        --    $  559,574      --
Interest-bearing deposits:
   Savings                             356,542      2.36%      357,048      2.44%      380,543    2.29%
   Interest-bearing demand           1,007,652      2.58       981,379      2.68     1,101,916    2.27
   Certificates under $100,000       1,245,436      5.79     1,084,165      5.68     1,047,090    4.77
   Certificates $100,000 and over      281,314      5.50       161,403      5.46       175,187    3.94
--------------------------------------------------------------------------------------------------------
   Total                           $ 3,524,010             $ 3,164,923             $ 3,264,310
========================================================================================================





The maturity of all of the Corporation's time deposits of $100,000 or more is as follows:

                                             -----------------------------------
                                              Certificates   All other interest-
December 31, 1996 (in thousands)               of deposit     bearing deposits
--------------------------------------------------------------------------------

Three months or less                           $ 307,747        $ 368,037
Over three through six months                     28,855             --
Over six through twelve months                    18,973             --
Over twelve months                                32,582             --
--------------------------------------------------------------------------------
     Total                                     $ 388,157        $ 368,037
================================================================================


An analysis of the Corporation's rate-sensitive assets and liabilities follows:

                                                                   Repricing or Maturity (1)
                                   -----------------------------------------------------------------------------


December 31, 1996                                           1-30            31-90         91-180        181-366
(in thousands)                              Total           days             days           days           days
----------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
   Loans and leases                   $ 3,771,484    $  1,914,204    $    154,769   $    204,135   $    233,591
   Money market assets                    134,190         134,190              --             --             --
   Investments                          1,266,151          84,380         135,435        120,949         93,119
---------------------------------------------------------------------------------------------------------------
   Total rate-sensitive assets        $ 5,171,825    $  2,132,774    $    290,204   $    325,084   $    326,710
                                      -------------------------------------------------------------------------
Rate-sensitive liabilities:
   Savings and interest-bearing
     demand                           $ 1,415,348    $  1,415,348    $         --   $         --   $         --
  Certificates under $100,000           1,269,206         115,576         192,436        219,300        157,604
  Certificates $100,000 and over          388,157          89,192         218,555         28,855         18,973
  Short-term borrowings                 1,036,543         717,043         318,000             --          1,500
  Other interest-bearing liabilities       43,000              --              --             --             --
---------------------------------------------------------------------------------------------------------------
  Total rate-sensitive liabilities    $ 4,152,254    $  2,337,159    $    728,991   $    248,155   $    178,077
                                      -------------------------------------------------------------------------
Interest-rate swaps (2)               $   400,000    $    275,000    $    125,000   $         --   $         --

Interest-rate floors (2)                  250,000          50,000         200,000             --             --
---------------------------------------------------------------------------------------------------------------
Rate-sensitive gap                                   $   (529,385)   $   (763,787)  $     76,929   $    148,633
                                                     ==========================================================
Cumulative gap                                       $   (529,385)   $ (1,293,172)  $ (1,216,243)  $ (1,067,610)
                                                     ==========================================================
Cumulative gap as a percentage
  of rate-sensitive assets                                  (10.2)%         (25.0)%        (23.5)%        (20.6)%
---------------------------------------------------------------------------------------------------------------

(1)  Certain  assumptions  are  made in  assigning  assets  and  liabilities  to
     specific   periods,    including   use   of   estimated   prepayments   for
     mortgage-backed   securities,  the  exclusion  of  seasonal  balances,  and
     adjustment of selected  deposit accounts in which inflows and outflows have not historically been affected by changes in interest rates.

(2) Interest-rate swaps and floors are used to hedge selected pools of assets and have a weighted average remaining maturity of approximately 1.5 and 3.0 years, respectively.



                                                 Repricing or Maturity (1)
                                   ------------------------------------------------
                                               Total
December 31, 1996                             1 year          1 - 5          Over 5
(in thousands) (Cont'd)                      or less          years           years
-----------------------------------------------------------------------------------
Rate-sensitive assets:
   Loans and leases                     $  2,506,699     $  614,087      $  650,698
   Money market assets                       134,190             --              --
   Investments                               433,883        706,049         126,219
-----------------------------------------------------------------------------------
   Total rate-sensitive assets          $  3,074,772     $1,320,136      $  776,917
                                        -------------------------------------------

Rate-sensitive liabilities:
   Savings and interest-bearing
     demand                             $  1,415,348     $       --      $       --
  Certificates under $100,000                684,916        451,559         132,731
  Certificates $100,000 and over             355,575         28,523           4,059
  Short-term borrowings                    1,036,543             --              --
  Other interest-bearing liabilities              --             --          43,000
-----------------------------------------------------------------------------------
  Total rate-sensitive liabilities      $  3,492,382     $  480,082      $  179,790
                                        -------------------------------------------

Interest-rate swaps (2)                 $    400,000     $       --      $       --

Interest-rate floors (2)                     250,000             --              --
-----------------------------------------------------------------------------------
Rate-sensitive gap                      $ (1,067,610)    $  840,054      $  597,127
                                        ===========================================
Cumulative gap                                           $ (227,556)     $  369,571
                                       ============================================
Cumulative gap as a percentage
  of rate-sensitive assets                                   (4.4)%             7.1
-----------------------------------------------------------------------------------



(1) Certain assumptions are made in assigning assets and liabilities to specific periods, including use of estimated prepayments for mortgage-backed securities, the exclusion of seasonal balances, and adjustment of selected deposit accounts in which inflows and outflows have not historically been affected by changes in interest rates.

(2) Interest-rate swaps and floors are used to hedge selected pools of assets and have a weighted average remaining maturity of approximately 1.5 and 3.0 years, respectively.



A summary of short-term borrowings at December 31 is as follows
(in thousands):

-------------------------------------------------------------------------------------------------
                                                                    Securities
                                                                    sold under
                                                  Federal funds     agreements     U.S. Treasury
                                                      purchased   to repurchase     demand notes
-------------------------------------------------------------------------------------------------
1996

Balance at December 31                               $  781,900      $  201,117       $   53,526
Weighted average interest rate at
   balance sheet date                                       5.5%            5.2%             5.3%
Maximum amount outstanding at any month-end          $1,043,525      $  230,906       $   95,002
Approximate average amount outstanding
   during the period                                 $  977,288      $  184,233       $   34,241
Weighted average interest rate for average
   amounts outstanding during the period                    5.6%            4.9%             5.2%
------------------------------------------------------------------------------------------------
1995

Balance at December 31                               $1,006,012      $  160,151       $   29,389
Weighted average interest rate at
   balance sheet date                                       5.8%            5.1%             4.8%
Maximum amount outstanding at any month-end          $1,201,675      $  230,427       $   94,987
Approximate average amount outstanding
   during the period                                 $1,051,944      $  151,428       $   36,044
Weighted average interest rate for average
   amounts outstanding during the period                    6.1%            5.1%             6.0%

-------------------------------------------------------------------------------------------------
1994

Balance at December 31                               $  770,643      $  126,856       $   37,308
Weighted average interest rate at
   balance sheet date                                       5.6%            4.5%             5.0%
Maximum amount outstanding at any month-end          $  770,643      $  162,405       $   95,000
Approximate average amount outstanding
   during the period                                 $  612,141      $  110,236       $   52,925
Weighted average interest rate for average
   amounts outstanding during the period                    4.4%            3.6%             3.6%
-------------------------------------------------------------------------------------------------


Federal funds purchased and securities sold under agreements to repurchase generally mature within 150 days. U.S. Treasury demand notes mature overnight.


The following table presents changes in the mix of the Corporation's funding sources:


                                        ----------------------------------
(based on daily average balances)         1996         1995           1994
--------------------------------------------------------------------------
Savings                                   7.55%        8.11%          9.42%
Interest-bearing demand                  21.35        22.28          27.28
Certificates of deposits                 32.35        28.28          30.26
Short-term borrowings                    25.34        28.14          19.19
Demand deposits                          13.41        13.19          13.85
--------------------------------------------------------------------------
     Total                              100.00%      100.00%        100.00%
==========================================================================



The following table presents an analysis of the Corporation's return on assets and return on equity over the last three years:


                                       ---------------------------------
                                          1996         1995         1994
------------------------------------------------------------------------
Return on assets                          1.83%        1.83%        1.88%

Return on stockholders' equity           21.38        20.70        20.84

Dividend payout                          45.58        45.70        44.73

Equity to asset                           8.57         8.82         9.04
========================================================================

     REGULATION AND SUPERVISION OF THE CORPORATION AND THE BANKS

     The discussion in this section is a brief summary which does not purport to be complete, and is qualified in its entirety by reference to applicable laws, rules and regulations that impact on the business of the Corporation and the Banks. Those laws, rules and regulations are subject to change from time to time.

     REGULATION OF THE CORPORATION

     The Corporation is a bank holding company and a thrift holding company, and therefore is subject to, among other things, the provisions of the Federal Bank Holding Company Act (the "BHCA"), the regulations of the Federal Reserve Board (the "FRB") and the Office of Thrift Supervision (the "OTS") and Delaware's Banking Code.

     FEDERAL LAW

     Under the BHCA, the FRB's approval is required before a holding company may acquire "control" of a bank. The BHCA defines "control" of a bank to include ownership or the power to vote 25% or more of any class of voting stock of a bank, the ability to otherwise control the election of a majority of a bank's directors or the power to exercise, directly or indirectly, a controlling influence over a bank's management or policies. A bank holding company must register with the FRB as a bank holding company, and must thereafter file with the FRB annual and periodic reports and other information which the FRB requires from time to time. A bank holding company and its subsidiaries also are subject to continuing regulation, supervision and examination by the FRB under the BHCA and regulations promulgated thereunder.

     Under the BHCA, the following transactions generally require the FRB's prior approval: (1) any action which causes a bank or other company to become a bank holding company; (2) any action which causes a bank to become a subsidiary of a bank holding company; (3) the acquisition by a bank holding company of direct or indirect ownership or control of any voting securities of a bank or bank holding company if the acquisition results in the acquiring bank holding company's control of more than five percent of the outstanding shares of any class of voting securities of the target bank or bank holding company (including acquisitions of additional securities through the exercise of preemptive rights, but not including securities received in stock dividends or stock splits); (4) the acquisition by a bank holding company or one of its subsidiaries, other than a bank, of all or substantially all of a bank's assets; and (5) the merger or consolidation of bank holding companies, including a merger through a purchase of assets and assumption of liabilities.

     A bank holding company and its subsidiaries generally may not, with certain exceptions, engage in, acquire or control, directly or indirectly, voting securities or assets of a company engaged in any activity other than (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These include any incidental activities which are necessary to carry on such activities, provided the bank holding company has obtained the FRB's prior approval for the activity. Under the FRB's regulations, bank holding companies and their subsidiaries generally are permitted to engage in such non-banking activities as: (1) making, acquiring and servicing loans and other extensions of credit (including issuing letters of credit and accepting drafts) similar to that which might be done by consumer finance, credit card, mortgage, commercial finance or factoring companies; (2) operating an industrial bank, Morris Plan Bank or industrial loan company; (3) performing certain functions and activities which may be performed by a trust company; (4) acting as an investment or financial advisor; (5) leasing personal and real property and acting as agent, broker or advisor in leasing that property; (6) making equity and debt investments in corporations and projects designed primarily to promote community welfare; (7) providing to others data processing and data transmission services, facilities, data bases and access to those services, facilities and data bases;
(8) performing certain insurance agency and underwriting activities; (9) owning, controlling or operating a savings association which engages only in deposit-taking activities and lending and other permitted non-banking activities; (10) providing certain courier services; (11) providing management consulting advice to certain nonaffiliated bank and nonbank depository institutions; (12) issuing and selling, at retail, money orders and similar consumer-type payment instruments having a face value of not more than $1,000, selling United States savings bonds and issuing and selling travelers' checks;
(13) performing appraisals of real estate and tangible and intangible personal property, including securities; (14) acting as an intermediary for the financing of commercial and industrial income-producing real estate; (15) providing certain securities brokerage services; (16) underwriting and dealing in government obligations and money market instruments; (17) providing foreign exchange advisory and transactional services; (18) acting as a futures commission merchant for unaffiliated persons; (19) providing investment advice as a futures commission merchant or commodity trading advisor with respect to certain commodity futures contracts and options; (20) providing consumer financial counseling services; (21) providing tax planning and preparation services; (22) providing check guaranty services to subscribing merchants: (23) operating a collection agency; and (24) operating a credit bureau. A bank holding company also may file an application for the FRB's approval to engage, directly or through subsidiaries, in other non-bank activities which are so closely related to banking as to be a proper incident thereto. The Corporation has not determined which, if any, of the activities described above it might seek to engage in other than those in which the Banks and the Bank's subsidiaries presently engage. There is no assurance that the Corporation will seek to, or acquire any subsidiaries which, engage in any of such other activities or that, if the Corporation does so, its efforts will be successful.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") was enacted. Under the Interstate Banking Act, adequately capitalized and managed bank holding companies were permitted, subject to obtaining regulatory approval and regardless of certain state law restrictions such as reciprocity requirements and regional compacts, to acquire a bank in any state beginning on September 29, 1996. In general, no such acquisition will be permitted which would result in the acquiring bank holding company owning 10% or more of insured deposits nationwide or 30% or more of insured deposits in any state. Certain state law restrictions, such as minimum age-of-existence requirements for targets of up to five years, will continue to apply. States cannot "opt out" of these interstate acquisition provisions.

     In addition, under the Interstate Banking Act, beginning June 1, 1997, bank holding companies will be permitted, subject to obtaining regulatory approval, to merge banks operating in different states. States may "opt out" of these provisions before June 1, 1997, and may "opt in" earlier. If a state "opts out" of these provisions, out-of-state banks generally will not be permitted to merge with banks in that state, and banks headquartered in that state generally will not be permitted to merge with banks in other states. As with interstate banking, the Interstate Banking Act does not affect certain state laws setting minimum age-of-existence requirements for banks to be merged of up to five years. In addition, in general, no such interstate merger will be permitted which would result in the acquiring bank holding company owning 10% or more of insured deposits nationwide or 30% or more of insured deposits in any state.

     Under the Interstate Banking Act, beginning June 1, 1997, states may, by express legislation, permit DE NOVO branching of or acquisitions of existing branches by out-of-state banks within their borders. In 1995, Delaware opted in to the provisions of the Interstate Banking Act permitting banks operating in different states to be merged, but opted out of DE NOVO branching.

     Except as already pre-empted by Federal law, the Interstate Banking Act generally does not affect state authority over interstate branching, community reinvestment, consumer protection or fair lending, unless the Comptroller of the Currency determines that those laws give state-chartered banks an unfair advantage over national banks.

     As a bank holding company, the Corporation is required to conduct its operations in a safe and sound manner. If the FRB believes that an activity of a bank holding company or control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank of the bank holding company and is inconsistent with sound banking practices or the purposes of the BHCA or certain other Federal banking statutes, the FRB may require the bank holding company to terminate the activity or the holding company's control of the subsidiary.

     As wholly-owned  subsidiaries of the Corporation,  the Banks are subject to
Section 106 of the Bank Holding Company Act Amendments of 1970 ("Section 106") relating to tying arrangements. Under Section 106, the Banks may not extend credit, sell or lease property, furnish any service to a customer or fix or vary the consideration for any of the foregoing, on the condition or requirement that the customer (1) obtains additional property, services or credit from the Corporation, the Banks or any other subsidiary of the Corporation, (2) refrains from obtaining any property, credit or services from any competitor of the Corporation, the Banks or any other subsidiary of the Corporation or (3) furnishes any credit, property or services to the Corporation, the Banks or any other subsidiary of the Corporation. Under the FRB's regulations, a bank holding company and any non-banking subsidiaries conducting activities authorized by those regulations also are prohibited from engaging in transactions involving tie-in arrangements which would be unlawful under Section 106 if imposed by a bank.

     Sections 23A and 23B of the Federal Reserve Act, applicable to the Banks, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to, any loans or extensions of credit to and investments in affiliates by the Banks. The Banks are "affiliates" for purposes of the Federal Reserve Act. In addition, the Federal Reserve Act and the FRB's regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to directors, officers and principal shareholders of the Corporation and its subsidiaries, as well as to related interests of those persons.

     The FRB's "Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies" sets forth guidelines the FRB believes a bank or bank holding company should follow in establishing dividend policy. The FRB's policy generally is that banks and bank holding companies should not pay dividends except from current earnings and provided the institution's prospective rate of earnings retention is consistent with the institution's capital needs, asset quality and overall financial condition at the time of consideration. FRB policy also is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Accordingly, the FRB believes that such subsidiary banks should not be compromised by a level of cash dividends which places undue pressure on their capital or which is funded through borrowings that weaken the holding company system.

     The FRB has adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under its jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets by assigning assets and off-balance-sheet items to broad, risk-weighted categories. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital. Additional, supplementary capital includes, among other things, allowances for loan losses, subject to certain limits, cumulative perpetual and long-term preferred stock, hybrid capital instruments such as mandatory convertible debt and limited amounts of term subordinated debt and intermediate-term preferred stock. The Corporation and Wilmington Trust of Pennsylvania are subject to the FRB's risk-based capital standards. At December 31, 1996, the Corporation's and Wilmington Trust of Pennsylvania's risk-based capital levels were $507.9 million and $16.7 million, respectively, or 12.01% and 11.75%, respectively, of risk-weighted assets, well in excess of the level of 8% required for adequately capitalized institutions.

     The FRB also has adopted a minimum ratio of "Tier 1" leverage capital to total assets to assist in assessing the capital adequacy of bank holding companies and banks under its jurisdiction. These Tier 1 leverage capital guidelines are used in the regulatory inspection and supervisory processes, as well as in the FRB's analysis of applications it receives. The FRB has established a level of Tier 1 leverage capital to total assets of 4% as a minimum requirement for adequately capitalized institutions. Institutions with financial or operational weaknesses are expected to maintain higher ratios. Tier 1 leverage capital includes, among other things, common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries. At December 31, 1996, the Corporation's and Wilmington Trust of Pennsylvania's Tier 1 leverage capital levels were $455.0 million and $14.9 million, respectively, or 8.59% and 8.65%, respectively, of total assets, well in excess of the level of 4.0% required for adequately capitalized institutions on that date.

     The Corporation's status as a registered holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally. These include, without limitation, certain provisions of the Federal securities laws discussed below.

     BANK REGULATION

     The Bank is a bank and trust company chartered under Delaware law, Wilmington Trust of Pennsylvania is a bank and trust company chartered under Pennsylvania law and Wilmington Trust FSB is a Federally-chartered savings bank with its headquarters in Maryland and with additional branches in Florida and trust agency offices in Maryland and Nevada. Their deposits are insured by the FDIC up to applicable limits. The Banks derive lending and investment authorities primarily from their charters, Delaware's and Pennsylvania's Banking Code, Maryland's Banking Code, Florida's Financial Institutions Code, the Federal Home Owners' Loan Act ("HOLA") and applicable laws and regulations promulgated by Delaware's Bank Commission, Pennsylvania's Department of Banking, Maryland's Bank Commission, Florida's Financial Institutions Division and the OTS, as applicable. Each of the Banks has both banking and trust powers. The Banks are subject to regulation, examination and supervision by Delaware's Bank Commission and the FDIC, in the case of the Bank, the FRB and Pennsylvania's Department of Banking, in the case of Wilmington Trust of Pennsylvania, and the OTS, in the case of Wilmington Trust FSB. Each of those agencies promulgates regulations and requires that reports be filed describing the activities and financial condition of banks under its jurisdiction. Each agency also conducts periodic examinations to determine compliance with various regulatory requirements and generally supervises the operations of those banks. The Corporation also is subject to supervision and examination by the OTS and Delaware's Bank Commission.

     FDIC INSURANCE AND REGULATION

     Deposits in the Banks are insured by the FDIC up to applicable limits. Neither the Bank nor Wilmington Trust of Pennsylvania currently pays for FDIC insurance; the annual premium Wilmington Trust FSB pays for FDIC insurance currently is $.23 per $100 of insured deposits.

     The FDIC's regulations require insured state non-member banks, such as the Bank, to maintain a minimum Tier 1 leverage capital ratio of at least 4% of total assets to constitute an adequately capitalized institution. For FDIC-insured institutions, Tier 1 leverage capital includes, among other things, common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries. As of December 31, 1996, the Bank's Tier 1 leverage capital ratio was 8.24%.

     In addition to the FDIC's minimum "core," or Tier 1, leverage capital requirements, the FDIC has adopted a Statement of Policy on Risk-Based Capital (the "Statement of Policy"). Under the Statement of Policy, the Bank generally is required to maintain a minimum risk-based capital ratio of qualifying total capital to risk-weighted assets of at least 8% of risk-weighted assets. At least one-half of that capital must consist of Tier 1 capital. Additional, supplementary capital includes, among other things, allowances for loan losses, subject to certain limits, cumulative perpetual and long-term preferred stock, hybrid capital instruments such as mandatory convertible debt, and limited amounts of term subordinated debt and intermediate-term preferred stock. Similar to the FRB's risk-based capital standards, the Statement of Policy defines risk-based capital and provides a system for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The Statement of Policy applies to, among other institutions, all FDIC-insured, state-chartered banks which are not members of the Federal Reserve System, and to all circumstances in which the FDIC must evaluate the capital of a banking organization. The Statement of Policy is used in the regulatory examination and supervisory process, as well as in the analysis of applications upon which the FDIC must act. In light of these and other considerations, banks generally are required to operate above the minimum risk-based capital levels. Banks contemplating significant expansion plans, as well as institutions with high or inordinate levels of risk, are expected to have capital commensurate with the level and nature of those risks. As of December 31, 1996, the Bank's risk-based capital ratio was 11.65%.

     The FDIC may impose sanctions on any insured bank which does not operate in accordance with the FDIC's regulations, policies or directives. Cease-and-desist proceedings may be instituted against an insured bank or bank holding company which is believed to be engaged in unsafe and unsound practices, including violations of laws and regulations. The FDIC also has the authority to terminate deposit insurance coverage, after notice and hearing, if it determines that the insured institution is or has engaged in an unsafe or unsound practice which has not been corrected, is in an unsafe or unsound condition to continue operation or has violated any law, regulation, rule or order of, or condition imposed by, the FDIC. The Corporation is not aware of any past or current practice, condition or violation which might lead to termination of the deposit insurance coverage of any of the Banks or to any proceeding against any of the Banks or any of their respective directors, officers or staff members.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"), among other things, requires annual on-site examinations of insured depository institutions, and authorizes the Federal examining agency to take prompt corrective action to resolve an institution's problems. The nature and extent of the corrective action depends primarily on the institution's capital level. Such actions could include requiring recapitalization of or a capital restoration plan from the institution, restricting transactions between the institution and its affiliates, restricting interest rates, asset growth, activities and investments in the institution's subsidiaries, ordering a new election of directors, dismissing directors or senior executive officers and requiring the employment of qualified senior executive officers. The holding company of a depository institution may be required to guarantee compliance with an institution's capital restoration plan and provide assurance of performance under such a plan. The Improvement Act also: (1) prohibits insured depository institutions from making capital distributions (including dividends) if, after the distribution, the institution would be undercapitalized; (2) directs the Federal banking agencies to monitor closely the condition, plans, restrictions and requirements of or applicable to undercapitalized institutions and restricts such institutions' asset growth, branching and new lines of business; and (3) expands the grounds for appointment of a conservator or receiver for an insured institution. The Improvement Act generally requires that a receiver be appointed if the institution does not have tangible equity of at least 2% of its total assets.

     FEDERAL RESERVE BOARD REGULATION

     Wilmington Trust of Pennsylvania is a member of the Federal Reserve System. In addition, although neither the Bank nor Wilmington Trust FSB is a member of the Federal Reserve System, as FDIC-insured depository institutions, each of the Banks is subject to Section 19 of the Federal Reserve Act and the FRB's regulations promulgated thereunder. These require that the Banks maintain certain reserves against their transaction accounts (primarily checking and NOW accounts), money market deposit accounts and non-personal time deposits. Since reserves generally must be maintained in cash or in non-interest-bearing accounts, the effect of these reserve requirements is to increase the Banks' cost of funds.

     OFFICE OF THRIFT SUPERVISION REGULATION

     The OTS requires thrifts such as Wilmington Trust FSB to maintain a minimum Tier 1 leverage capital ratio of at least 4% of total assets to constitute an adequately capitalized institution. For OTS-regulated institutions, Tier 1 leverage capital includes, among other things, common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries. As of December 31, 1996, Wilmington Trust FSB's Tier 1 leverage capital ratio was 9.93%.

     In addition to the OTS's minimum "core," or Tier 1, leverage capital requirements, Wilmington Trust FSB generally is required to maintain a minimum risk-based capital ratio of qualifying total capital to risk-weighted assets of at least 8% of risk-weighted assets. At least one half of that capital must consist of Tier 1 capital. Additional, supplementary capital includes, among other things, allowances for loan losses, subject to certain limits, cumulative perpetual and long-term preferred stock, hybrid capital instruments such as mandatory convertible debt, and limited amounts of term subordinated debt and intermediate-term preferred stock. Similar to the FRB's risk-based capital standards, the OTS defines risk-based capital and provides a system for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. Thrifts generally are required to operate above the minimum risk-based capital levels. Thrifts contemplating significant expansion plans, as well as institutions with high or inordinate levels of risk, are expected to have capital commensurate with the level and nature of those risks. As of December 31, 1996, Wilmington Trust FSB's risk-based capital ratio was 17.68%.

     If a thrift fails to meet, in three out of four quarters and in two out of three years, the "qualified thrift lender" ("QTL") test specified in HOLA and the regulations promulgated thereunder, then that thrift would become subject to restrictions regarding activities, branching and other aspects of its operations. An SAIF-insured thrift seeking to comply with the QTL test must maintain at least 65% of its tangible assets generally in investments which relate to domestic residential real estate ("Qualified Assets"). Qualified Assets include: (1) loans and securities which are related to domestic residential real estate or manufactured housing; (2) subject to certain percentage limitations, consumer loans, loans involving churches, schools, nursing homes and hospitals, loans to acquire, develop and construct certain single-family residences and investments in service corporations deriving at least 80% of their annual gross revenues from refinancing, constructing, improving or repairing residential real estate; (3) properties used by the institution in its business; (4) subject to amount limitations, assets which qualify for liquidity purposes; and (5) subject to amount limitations, 50% of residential mortgage loans originated by the institution and sold within 90 days.

     An SAIF-insured thrift failing to meet the QTL test must either convert to a commercial bank or be subject to penalties with respect to its operations. Effective immediately upon failing to qualify as a QTL, a thrift generally may not, among other things, engage in any new activity, branch or pay dividends not permissible for national banks. In addition, beginning three years after failing to so qualify, an SAIF-insured thrift may not retain any investment or engage in any activity not permissible for national banks.

     A thrift's aggregate investment in commercial loans, leases and letters of credit is limited to 10% of its assets, while its aggregate investment in consumer loans is limited to 30% of its assets.

     CHANGE-IN-CONTROL REGULATION

     Before obtaining "control" of the Corporation, a potential acquirer would need to obtain the FRB's prior approval under either Section 3 of the BHCA or the FRB's regulations promulgated under the Federal Bank Control Act. "Control" of the Corporation for purposes of Section 3 of the BHCA means (1) ownership, control or the power to vote, directly or indirectly, 25% or more of any class of the Corporation's voting stock; (2) control in any manner over the power to elect a majority of the Corporation's Board of Directors; (3) the power to exercise, directly or indirectly, a controlling influence over the management or policies of the Corporation; or (4) conditioning the transfer of 25% or more of any class of the Corporation's voting securities upon the transfer of 25% or more of the outstanding shares of any class of voting securities of another company. With holdings or control of less than five percent, there is a presumption that there is no controlling influence over a target's management or policies. As part of an acquisition by a nonbank holding company, the acquiring company would become a bank holding company. Its business activities thereby would be limited to activities which the FRB determines to be so closely related to banking as to be a proper incident thereto. As part of an acquisition of the Corporation by another bank holding company, the FRB's approval would be required for the acquisition of more than five percent of any class of the Corporation's voting securities.

     For acquisitions under the Federal Bank Control Act, the FRB's regulations provide that any person acting directly or indirectly, or through or in concert with one or more persons, would need to provide the FRB at least 60 days' written notice before acquiring control of the Corporation, unless certain exemptions, including acquisitions of the Corporation's voting securities subject to the FRB's approval under Section 3 of the BHCA discussed above, apply. The following transactions would constitute, or would be presumed to constitute, the acquisition of control of the Corporation triggering the 60-day notice requirement discussed in the preceding sentence: the acquisition of any voting securities of the Corporation if, after the acquisition, the acquiring person or persons acting in concert (1) owns, controls or holds the power to vote 25% or more of any class of the Corporation's voting securities or (2) owns, controls or holds the power to vote 10% or more, but less than 25%, of any class of the Corporation's voting securities at a time that the Corporation has securities registered under Section 12 of the Exchange Act or if no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

     SECURITIES LAWS

     The sale of the Corporation's securities is subject to the registration requirements of the Securities Act of 1933 and a number of state securities laws, unless an exemption therefrom is available. In general, those statutes regulate the sale of securities by issuers and by persons deemed to be in control of an issuer. In addition, the Corporation's common stock is registered with the Securities and Exchange Commission, and is subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and the regulations promulgated thereunder regarding periodic reporting to stockholders, proxy solicitation and other matters. Any tender offer to acquire the Corporation's securities would be subject to the Exchange Act's limitations and disclosure requirements.

     OTHER LAWS AND REGULATIONS

     The lending and deposit-taking activities of the Corporation's subsidiaries are subject to a variety of Federal and state consumer protection laws, including the Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting), the Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family or household purposes and imposes substantive restrictions with respect to home equity loans), the Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities), the Fair Credit Reporting Act (which, among other things, requires a lender to disclose the name and address of the credit bureau from whom a lender obtains a report that resulted in a denial of credit), the Real Estate Settlement Procedures Act (which, among other things, requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with real estate settlement services), the Electronic Funds Transfer Act (which, among other things, requires certain disclosures in connection with electronic funds transactions) and the Expedited Funds Availability Act (which, among other things, requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that that schedule be disclosed to customers).

     Under the Community Reinvestment Act (the "CRA") and the Fair Housing Act, depository institutions are prohibited from certain discriminatory practices which limit or withhold services to individuals residing in economically depressed areas. In addition, the CRA imposes certain affirmative obligations to provide lending and other financial services to such individuals. CRA performance is considered by all of the Federal regulatory agencies in connection with reviewing applications to relocate an office, mergers and acquisitions of financial institutions and establishing new branch or deposit facilities.

     Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state which did not override that preemption. Although some states overrode the preemption, Delaware, Florida, Maryland and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate which could be charged on those loans. In addition, those states' usury limitations apply to second mortgage loans and consumer loans such as those the Banks offer. In today's interest rate environment, those usury laws do not materially affect the Banks' lending programs.

     The remedies available to a lender upon a default or delinquency with respect to certain mortgage loans secured by residential real property located in Delaware, Florida, Maryland or Pennsylvania, and the procedures by which those remedies may be exercised, also are subject to limitations imposed by the laws of those states.

     Delaware's business and legal environments historically have contributed to the Bank's operating results. A substantial percentage of large pharmaceutical and chemical companies and other Fortune 500 companies are headquartered in Delaware. Delaware's Court of Chancery is well recognized for its interpretations of corporate law.

     In addition, Delaware law affords several advantages for trust administration which have helped contribute to the Corporation's operating results. In general, a trust governed by Delaware law can be administered more economically, for a longer period of time and with a more flexible investment philosophy than in many other jurisdictions. In addition, Delaware imposes no tax on trusts with nonresident beneficiaries.

                               ITEM 2 - PROPERTIES

     The Corporation, through the Banks and its other subsidiaries, owns and/or leases buildings which are used in the normal course of their businesses. The main office of the Corporation as well as of the Bank is located at Rodney Square North, 1100 Market Street, Wilmington, Delaware 19890. The Corporation and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. This facility is owned by Rodney Square Investors, L.P., in which the Bank, through one of its subsidiaries, has a 50% ownership interest. The mortgage for this facility is carried by the Bank, and had an outstanding balance at December 31, 1996 of $30,733,627.

     A separate, unencumbered, 84,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of the Bank, and is located at 82 Reads Way, New Castle, Delaware 19720. A new, 300,000-square foot operations facility presently under construction in Wilmington, Delaware is expected to be completed in 1997 and replace the Wilmington Trust Plaza.

     As of March 20, 1997, the Banks had 62 full-service branch locations. Twenty-eight are in New Castle County, nine are in Kent County and 15 are in Sussex County, Delaware, three are in Chester County and one is in Delaware County, Pennsylvania, one is in Wicomico County and two are in Worcester County, Maryland, and one is in Martin County, one is in Palm Beach County and one is in Indian River County, Florida.

     Certain of the Corporation's subsidiaries own a total of four additional locations which are utilized for storage. Other subsidiaries lease and occupy an additional eight locations.

                           ITEM 3 - LEGAL PROCEEDINGS

     Neither the Corporation, the Banks nor any of the Bank's subsidiaries is involved in any material legal proceeding other than ordinary routine litigation incidental to its respective business.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1996.


                                     PART II

  ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


     Information required by this item is contained on page 35 of the Management's Discussion and Analysis portion of the Corporation's Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years (in thousands):



                                  1996          1995         1994           1993          1992
                              -----------   -----------   -----------   -----------   -----------

Interest income               $   402,850   $   377,341   $   307,882   $   290,972   $   315,511

Net interest income               214,221       197,364       184,330       174,847       165,214

Provision for loan losses          16,000        12,280         4,550         9,500        13,000

Net income                         97,278        90,031        85,169        82,761        64,013

Per common share data:

Income before cumulative             2.83          2.56          2.37          2.24          2.09
effect of change in
accounting principle

Cumulative effect of change          --            --            --            --           (0.39)
in accounting principle

Net income                           2.83          2.56          2.37          2.24          1.70

Cash dividends declared              1.29          1.17          1.06         0.975          0.88

Balance sheet at year-end:

Assets                        $ 5,564,409   $ 5,372,198   $ 4,742,359   $ 4,637,756   $ 4,284,603

Long-term debt                     43,000        28,000          --            --            --
==================================================================================================

           ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

     The information required by this item is contained on pages 14 through 44 of the Corporation's Annual Report to Stockholders, which are incorporated herein by reference.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  following  information  required  by  this  item is  contained  on the
respective  pages  indicated  of  the   Corporation's   1996  Annual  Report  to
Stockholders, which are incorporated herein by reference.


                                                                 Annual Report
                                                                to Stockholders
                                                                  Page Number

Consolidated Statements of Condition as
         of December 31, 1996 and 1995                                 45

Consolidated Statements of Income
         for the years ended December 31,
         1996, 1995 and 1994                                           46

Consolidated Statements of Changes in Stock-
         holders' Equity for the years ended
         December 31, 1996, 1995 and 1994                              47

Consolidated Statements of Cash Flows
         for the years ended December 31,
         1996, 1995 and 1994                                           48

Notes to Consolidated Financial
         Statements - December 31,
         1996, 1995 and 1994                                        49-76

Report of Independent Auditors                                         77

Unaudited Selected Quarterly Financial Data                            73

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants.


                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained on pages 3 through 10 of the Corporation's proxy statement for its Annual Stockholders' Meeting to be held on April 17, 1997 (the "Proxy Statement"), which are incorporated herein by reference.

     Information regarding delinquent filings under Section 16(a) of the Exchange Act by the Corporation's directors and executive officers is contained on pages 21 and 22 of the Proxy Statement, which are incorporated herein by reference.

                        ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is contained on pages 11 through 21 of the Proxy Statement, which are incorporated herein by reference.

               ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information required by this item is contained on pages 2 through 7 of the Proxy Statement, which are incorporated herein by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained on page 23 of the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

              ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust Corporation are incorporated by reference in Item 8 above:

                                                                  Annual Report
                                                                 to Stockholders
                                                                   Page Number

         Consolidated Statements of Condition as
         of December 31, 1996 and 1995                                  45

         Consolidated Statements of Income for
         each of the years in the three-year period
         ended December 31, 1996                                        46

         Consolidated Statements of Changes in
         Stockholders' Equity for each of the years
         in the three year period ended December 31, 1996               47

         Consolidated Statements of Cash Flows for
         each of the years in the three-year period
         ended December 31, 1996                                        48

         Notes to Consolidated Financial Statements                  49-76

         Report of Independent Auditors                                 75

     2. FINANCIAL STATEMENT SCHEDULES. No financial statement schedules are required to be filed as part of this report.

     3. FINANCIAL STATEMENT EXHIBITS. The exhibits listed below have been filed or are being filed as part of this report. Any exhibit will be made available to any shareholder upon receipt of a written request therefore, together with payment of $.20 per page for duplicating costs.

Exhibit
Number       Exhibit
-------      -------

3.1 Amended and Restated Certificate of Incorporation of the Corporation (9)
3.2       Amended and Restated Bylaws of the Corporation (9)
4.1       1991 Employee Stock Purchase Plan (1)
4.2       1996 Employee Stock Purchase Plan (9)
4.3       1983 Employee Stock Option Plan (1)
4.4       1988 Long-Term Incentive Stock Option Plan (1)
4.5       1991 Long-Term Incentive Stock Option Plan (1)
4.6       1996 Long-Term Incentive Plan (9)
4.7       Thrift Savings Plan (1)
4.8       Employee Stock Ownership Plan (1)
4.9       Senior Executive Incentive Compensation Plan (6)
10.1      Purchase and Assumption Agreement dated June 18,
          1991 by and between Wilmington Savings Fund Society (2)
10.2 Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and The Sussex Trust Company (3)
10.3 Deposit Insurance and Transfer and Asset Purchase Agreement among the Federal Deposit Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal
          Deposit Insurance Corporation and Wilmington Trust Company dated as of February 21, 1992 (4)
10.4 Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank (5)
10.5 Rights Agreement dated as of January 19, 1996 between Wilmington Trust Corporation and Harris Trust and Savings Bank (7)
10.6      Supplemental Executive Retirement Plan (8)
10.7 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and Ted T. Cecala (8)
10.8 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          Robert J. Christian (8)
10.9 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and Howard K. Cohen (8)
10.10 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          William J. Farrell, II (8)
10.11 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          David R. Gibson (8)
10.12 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          Robert V.A. Harra, Jr. (8)

Exhibit
Number       Exhibit
-------      -------

10.13 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          George W. Helme, IV (8)
10.14 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          Joseph M. Jacobs, Jr. (8)
10.15 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and John H. Kipp (8)
10.16 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          Hugh D. Leahy, Jr. (8)
10.17 Severance Agreement dated as of February 29, 1997 between Wilmington Trust Company and
          Robert A. Matarese (8)
10.18 Severance Agreement dated as of July 18, 1996 between Wilmington Trust Company and Rita C. Turner (9)
11        Statement re computation of per share earnings (9)
13        1996 Annual Report to Stockholders of Wilmington Trust
          Corporation (9)
21        Subsidiaries of Wilmington Trust Corporation (9)
23        Consent of independent auditor (9)
27        Financial Data Schedule (9)

_____________________________

1 Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.
2 Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 2, 1992.
3 Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 3, 1992.
4 Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 25, 1992.
5 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 23, 1993.
6 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 31, 1993.
7 Incorporated by reference to the exhibit to the Report on Form 8-A of Wilmington Trust Corporation filed on January 31, 1995.
8 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.
9    Filed herewith.


b. The Corporation did not file any reports on Form 8-K in 1996.

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, this Form has been signed by the following persons in the capacities and on the dates indicated.


                                             /s/ Ted T. Cecala
                                             -------------------------------
                                             Ted T. Cecala
                                             Director, Chairman of the Board
                                             and Chief Executive Officer

                                             March 20, 1997


                                             /s/ Robert V.A. Harra, Jr.
                                             --------------------------------
                                             Robert V.A. Harra, Jr.
                                             Director, President
                                             and Chief Operating Officer

                                             March 20, 1997


                                             /s/ Robert H. Bolling, Jr.
                                             -------------------------------
                                             Robert H. Bolling, Jr.
                                             Director

                                             March 20, 1997


                                             /s/ Carolyn S. Burger
                                             -------------------------------
                                             Carolyn S. Burger
                                             Director

                                             March 20, 1997


                                             /s/ Richard R. Collins
                                             -------------------------------
                                             Richard R. Collins
                                             Director

                                             March 20, 1997


                                             /s/ Charles S. Crompton, Jr.
                                             -------------------------------
                                             Charles S. Crompton, Jr.
                                             Director

                                             March 20, 1997

                                             /s/ H. Stewart Dunn, Jr.
                                             -------------------------------
                                             H. Stewart Dunn, Jr.
                                             Director

                                             March 20, 1997


                                             /s/ Edward B. du Pont
                                             -------------------------------
                                             Edward B. du Pont
                                             Director

                                             March 20, 1997


                                             /s/ R. Keith Elliott
                                             -------------------------------
                                             R. Keith Elliott
                                             Director

                                             March 20, 1997


                                             /s/ Robert C. Forney
                                             -------------------------------
                                             Robert C. Forney
                                             Director

                                             March 20, 1997


                                             /s/ Andrew B. Kirkpatrick, Jr.
                                             -------------------------------
                                             Andrew B. Kirkpatrick, Jr.
                                             Director

                                             March 20, 1997



                                             /s/ Rex L. Mears
                                             -------------------------------
                                             Rex L. Mears
                                             Director

                                             March 20, 1997

                                             /s/ Hugh E. Miller
                                             -------------------------------
                                             Hugh E. Miller
                                             Director

                                             March 20, 1997


                                             /s/ Stacey J. Mobley
                                             -------------------------------
                                             Stacey J. Mobley
                                             Director

                                             March 20, 1997


                                             /s/ Leonard W. Quill
                                             -------------------------------
                                             Leonard W. Quill
                                             Director

                                             March 20, 1997


                                             /s/ David P. Roselle
                                             -------------------------------
                                             David P. Roselle
                                             Director

                                             March 20, 1997


                                             /s/ Thomas P. Sweeney
                                             -------------------------------
                                             Thomas P. Sweeney
                                             Director

                                             March 20, 1997


                                             /s/ Bernard J. Taylor, II
                                             -------------------------------
                                             Bernard J. Taylor, II
                                             Director

                                             March 20, 1997

                                             /s/ Mary Jornlin Theisen
                                             -------------------------------
                                             Mary Jornlin Theisen
                                             Director

                                             March 20, 1997


                                             /s/ Robert W. Tunnell, Jr.
                                             -------------------------------
                                             Robert W. Tunnell, Jr.
                                             Director

                                             March 20, 1997