Form 10-Q
period 1997-03-31
WILMINGTON TRUST CORP
filed 1997-05-15
CIK 872821

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended March 31, 1997

                                       OR

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Transition Period From ____________ to ___________

         Commission File Number:  0-25442


                          WILMINGTON TRUST CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      51-0328154
--------------------------------         --------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization


    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (302) 651-1000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
  ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[  X ]   Yes                [   ]   No

Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 1997 - 33,747,750 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index


                                                                      Page
                                                                     -------
Part I.  Financial Information

         Item 1 - Financial Statements

                  Consolidated Statements of Condition                   3
                  Consolidated Statements of Income                      5
                  Consolidated Statements of Cash Flows                  7
                  Note to Consolidated Financial Statements              9

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10



Part II. Other Information

         Item 1 - Legal Proceedings                                     19
         Item 2 - Changes in Securities                                 19
         Item 3 - Defaults Upon Senior Securities                       19
         Item 4 - Submission of Matters to a Vote of Security Holders   19
         Item 5 - Other Information                                     19
         Item 6 - Exhibits and Reports on Form 8-K                      19
         Exhibit 11
         Exhibit 27

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                           --------------------------
                                                                             March 31,   December 31,
                                                                                  1997           1996
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $   190,294    $   231,233
                                                                           --------------------------
Interest-bearing time deposits in other banks                                     ----           ----
                                                                           --------------------------
Federal funds sold and securities purchased
       under agreements to resell                                               71,900        134,190
                                                                           --------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                   549,160        545,772
       Obligations of state and political subdivisions                          13,317         13,377
       Other securities                                                        249,112        239,370
-----------------------------------------------------------------------------------------------------
             Total investment securities available for sale                    811,589        798,519
                                                                           --------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                   267,273        267,502
       Obligations of state and political subdivisions                          18,141         19,121
       Other securities                                                        162,188        181,009
-----------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $441,993 and $466,763, respectively)                         447,602        467,632
                                                                           --------------------------
Loans:
       Commercial, financial and agricultural                                1,251,984      1,237,061
       Real estate-construction                                                122,542        123,111
       Mortgage-commercial                                                     885,260        862,974
       Mortgage-residential                                                    699,720        678,800
       Consumer                                                                881,083        881,994
       Unearned income                                                         (14,006)       (12,456)
-----------------------------------------------------------------------------------------------------
             Total loans net of unearned income                              3,826,583      3,771,484
       Reserve for loan losses                                                 (55,375)       (54,361)
-----------------------------------------------------------------------------------------------------
             Net loans                                                       3,771,208      3,717,123
                                                                           --------------------------
Premises and equipment, net                                                     99,763         94,387
Other assets                                                                   123,043        121,325
-----------------------------------------------------------------------------------------------------
             Total assets                                                  $ 5,515,399    $ 5,564,409
                                                                           ==========================







LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                             $   770,123    $   840,987
       Interest-bearing:
             Savings                                                              370,673        352,431
             Interest-bearing demand                                            1,077,503      1,062,917
             Certificates under $100,000                                        1,240,421      1,269,206
             Certificates $100,000 and over                                       315,883        388,157
--------------------------------------------------------------------------------------------------------
             Total deposits                                                     3,774,603      3,913,698
                                                                              --------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                     1,065,125        983,017
       U.S. Treasury demand                                                        64,550         53,526
--------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                        1,129,675      1,036,543
                                                                              --------------------------
Other liabilities                                                                 100,834        106,451
Long-term debt                                                                     43,000         43,000
--------------------------------------------------------------------------------------------------------
             Total liabilities                                                  5,048,112      5,099,692
                                                                              --------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,107,462
             and 39,107,462 shares, respectively                                   39,107         39,107
       Capital surplus                                                             59,422         59,463
       Retained earnings                                                          528,809        515,072
       Net unrealized (loss)/gain on investment securities
             available for sale, net of taxes                                      (2,155)         1,004
--------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                      625,183        614,646
       Less:  Treasury stock at cost 5,359,712 and
                   5,214,158 shares, respectively                                (157,896)      (149,929)
--------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                           467,287        464,717
                                                                              --------------------------
             Total liabilities and stockholders' equity                       $ 5,515,399    $ 5,564,409
                                                                              ==========================

See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                   --------------------------
                                                   For the three months ended
                                                                    March 31,
                                                   --------------------------
(in thousands; except per share data)                    1997            1996
-----------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                          $  82,107       $  77,958
Interest and dividends on investment securities:
     Taxable interest                                  16,844          17,723
     Tax-exempt interest                                  413             499
     Dividends                                          1,938           2,197
Interest on time deposits in other banks                 ----            ----
Interest on federal funds sold and securities
     purchased under agreements to resell                 343             386
-----------------------------------------------------------------------------
     Total interest income                            101,645          98,763
                                                   --------------------------
Interest on deposits                                   30,945          31,517
Interest on short-term borrowings                      14,705          15,618
Interest on long-term debt                                337             393
-----------------------------------------------------------------------------
     Total interest expense                            45,987          47,528
                                                   --------------------------
Net interest income                                    55,658          51,235
Provision for loan losses                              (4,500)         (3,500)
-----------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                              51,158          47,735
                                                   --------------------------
OTHER INCOME
Trust and asset management fees                        25,913          23,100
Service charges on deposit accounts                     4,679           4,710
Other operating income                                  4,964           4,623
Securities gains/(losses)                                   1              (3)
-----------------------------------------------------------------------------
     Total other income                                35,557          32,430
                                                   --------------------------
     Net interest and other income                     86,715          80,165
                                                   --------------------------
OTHER EXPENSE
Salaries and employment benefits                       31,507          29,169
Net occupancy                                           2,853           2,698
Furniture and equipment                                 3,630           3,446
Stationery and supplies                                 1,458           1,480
Other operating expense                                10,250           9,316
-----------------------------------------------------------------------------



     Total other expense                               49,698          46,109
                                                   --------------------------
NET INCOME
Income before income taxes                             37,017          34,056
Applicable income taxes                                12,096          11,037
-----------------------------------------------------------------------------
     Net income                                     $  24,921       $  23,019
                                                   ==========================
     Net income per share                           $    0.74       $    0.66
                                                   ==========================
     Weighted average shares outstanding               33,868          35,008
     Cash dividends per share                       $    0.33       $    0.30


See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                                  --------------------------
                                                                                  For the three months ended
                                                                                                   March 31,
(in thousands)                                                                             1997         1996
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                       $  24,921    $  23,019
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                4,500        3,500
                 Provision for depreciation                                               2,524        2,597
                 Amortization of investment securities available for sale discounts
                        and premiums                                                        852          976
                 (Accretion)/amortization of investment securities held to
                        maturity discounts and premiums                                      (8)          13
                 Deferred income taxes                                                    1,776        2,315
                 Losses on sales of loans                                                    90          133
                 Securities (gains)/losses                                                   (1)           3
                 Increase in other assets                                                (1,718)      (9,502)
                 (Decrease)/increase in other liabilities                                (5,616)      10,468
------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                         27,320       33,522
                                                                                      ----------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                       ----        5,733
     Proceeds from maturities of investment securities available for sale               237,738      311,954
     Proceeds from maturities of investment securities held to maturity                  20,035       24,082
     Purchases of investment securities available for sale                             (256,592)    (344,280)
     Purchases of investment securities held to maturity                                   ----      (78,879)
     Gross proceeds from sales of loans                                                   5,446       13,251
     Net increase in loans                                                              (64,121)      (2,859)
     Net increase in premises and equipment                                              (7,900)      (4,627)
------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                          (65,394)     (75,625)
                                                                                      ----------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                             (38,036)     (25,454)
     Net (decrease)/increase in certificates of deposit                                (101,059)      32,740
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                               82,108       29,983
     Net increase in U.S. Treasury demand                                                11,024        9,467
     Cash dividends                                                                     (11,184)     (10,519)
     Proceeds from common stock issued under employment benefit plans                     1,867        1,103
     Payments for common stock acquired through buybacks                                 (9,875)     (15,552)
------------------------------------------------------------------------------------------------------------
                        Net cash (used for)/provided by financing activities            (65,155)      21,768
                                                                                      ----------------------




     Decrease in cash and cash equivalents                                             (103,229)     (20,335)
     Cash and cash equivalents at beginning of period                                   365,423      331,697
------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                   $ 262,194    $ 311,362
                                                                                      ======================
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
     Cash paid during the period for:
            Interest                                                                  $  52,067    $  46,820
            Taxes                                                                         1,027          958
     Loans transferred during the year:
            To other real estate owned                                                $   1,651    $   7,516
            From other real estate owned                                                  1,239        3,894

     See Note to Consolidated Financial Statements

Note to Consolidated Financial Statements
Wilmington Trust Corporation and Subsidiaries


Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company which owns all the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments which are of a normal recurring nature and which management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's 1996 Annual Report to Stockholders.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the first quarter of 1997 was $24.9 million, or $.74 per share, a record for first quarter earnings. This was an 8% increase over the $23.0 million, or $.66 per share, reported for the first quarter of 1996.

Net interest income for the first quarter of 1997 rose $4.4 million, or 9%, to $55.7 million, over the first quarter 1996 level on the strength of an expanded loan portfolio and a higher net interest margin.

The quarterly provision for loan losses of $4.5 million was an increase of $1 million, or 29%, over the first quarter 1996 provision. The provision was offset, in part, by increased levels of net chargeoffs, which were $3.5 million for the quarter. The reserve for loan losses at March 31, 1997 was $55.4 million, or 1.45% of period-end loans outstanding, up 2% over the $54.4 million, or 1.44% of loans outstanding, reported at December 31, 1996.

Noninterest income for the first quarter of 1997 rose $3.1 million, or 10%, to $35.6 million on the strength of higher trust and asset management fees, which increased $2.8 million, or 12%.

Operating expenses for the first quarter of 1997 rose $3.6 million, or 8%, to $49.7 million due primarily to higher personnel expense, which increased $2.3 million, or 8%, to $31.5 million.

Return on assets for the three months ended March 31, 1997, on an annualized basis, was 1.87%, up over the 1.76% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 21.67%, up over the 20.09% reported for the first three months of 1996.

STATEMENT OF CONDITION
----------------------

Total assets for the first quarter of 1997 were $5.51 billion, down $49 million, or 1%, from the year-end level of $5.56 billion. Total earning assets at March 31, 1997 were $5.16 billion, a decrease of $14.2 million, or .3%, from the $5.17 billion reported at year-end 1996.

Total loans at March 31, 1997 were $3.83 billion, an increase of $55.1 million, or 1%, over the December 31, 1996 level of 3.77 billion. Commercial loans rose $14.9 million, or 1%, to $1.25 billion; commercial mortgage loans rose $22.3 million, or 3%, to $885.3 million and residential mortgage loans rose $20.9 million, or 3%, to $699.7 million.

Interest-bearing liabilities at quarter-end were $4.18 billion, up $24.9 million, or .6%, over the year-end level of $4.15 billion, as higher levels of Federal funds purchased offset declines in certificate of deposit balances. Certificates of deposit under $100,000 were $1.24 billion at quarter-end, down $28.8 million, or 2%, from year-end levels, while certificates of deposit $100,000 and over were $315.9 million, down $72.3 million, or 19%, from year-end levels. Noninterest-bearing demand balances were $770.1 million, down $70.9 million, or 8%, from year-end levels. Offsetting these decreases, in part, was an increase in the level of Federal funds purchased, which rose $82.1 million, or 8%, to $1.07 billion.

Stockholders'  equity at March 31, 1997 was $467.3 million,  up $2.6 million, or
 .5%, from the year-end level as first quarter earnings of $24.9 million and $1.9 million in stock issued in connection with the excercise of stock options were offset, in part, by $11.2 million in cash dividends, $9.9 million for the stock buyback program and a $3.2 million valuation reserve adjustment for the investment portfolio.

NET INTEREST INCOME
-------------------

Net interest income for the first quarter of 1997 on a fully tax-equivalent ("FTE") basis was $57.9 million. This was a $4.0 million, or 7%, increase over the $53.9 million reported for the first quarter of 1996.

Interest income (FTE) for the first quarter of 1997 rose $2.5 million, or 2%, to $103.9 million from $101.4 million for the first quarter of 1996. Contributing to this increase was a $160.2 million increase in the average level of earning assets for the first quarter of 1997 versus the corresponding period last year. Interest revenues rose $3.4 million as a result of this increase in earning assets. Partially offsetting this $3.4 million increase was a $.9 million decrease in interest revenues associated with the lower interest rate environment. The average prime lending rate the for the first quarter of 1997 was 8.27%, seven basis points lower than the 8.34% for the first quarter of 1996.

Interest expense for the first quarter of 1997 declined $1.5 million to $46 million from the $47.5 million reported for the first quarter of last year. Contributing to this decrease in interest expense was a 24-basis point drop in the average rate paid on interest-bearing liabilities, which resulted in a $2.9 million decrease in interest expense. Partially offsetting this $2.9 million decrease was a $1.3 million increase in interest expense associated with a $113.9 million rise in the average level of interest-bearing liabilities. The average rate the Corporation paid for its funds during the first quarter of 1997 was 3.66%, versus 3.89% for the first quarter of 1996.

The Corporation's net interest margin for the first quarter of 1997 was 4.57%, up 21 basis points over the 4.36% reported for the first quarter a year ago. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the first quarters of 1997 and 1996.


QUARTERLY ANALYSIS OF EARNINGS



                                                                           1997 First Quarter                    1996 First Quarter

                                                     ----------------------------------------    ----------------------------------
(in thousands; rates on                                 Average        Income/        Average     Average        Income/    Average
 tax-equivalent basis)                                  balance        expense           rate     balance        expense       rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks                    $     ----     $     ----           ----% $     ----     $     ----       ----%
     Federal funds sold and
       securities purchased under
       agreements to resell                              25,066            343           5.47      26,839            386       5.69
------------------------------------------------------------------------------                 -------------------------
         Total short-term investments                    25,066            343           5.47      26,839            386       5.69
                                                     ------------------------------------------------------------------------------
     U.S. Treasury and government
       agencies                                         817,588         13,045           6.38     791,489         12,174       6.21
     State and municipal                                 31,889            641           8.10      38,907            771       7.95
     Preferred stock                                    131,525          2,324           7.11     143,520          2,649       7.30
     Asset-backed securities                            192,636          2,906           6.03     304,261          4,407       5.79
     Other                                               88,307          1,203           5.46     106,877          1,447       5.46
------------------------------------------------------------------------------                 -------------------------
         Total investment securities                  1,261,945         20,119           6.38   1,385,054         21,448       6.22
                                                     ------------------------------------------------------------------------------
     Commercial, financial and
       agricultural                                   1,214,949         26,032           8.58   1,135,374         25,317       8.84
     Real estate-construction                           124,441          2,860           9.20     106,782          2,480       9.19
     Mortgage-commercial                                873,870         20,462           9.37     773,437         19,002       9.72
     Mortgage-residential                               689,854         13,381           7.76     665,453         13,142       7.90
     Consumer                                           876,051         20,731           9.58     813,078         19,667       9.70
------------------------------------------------------------------------------                 -------------------------
         Total loans                                  3,779,165         83,466           8.86   3,494,124         79,608       9.07
                                                     ------------------------------------------------------------------------------
         Total earning assets                        $5,066,176        103,928           8.23  $4,906,017        101,442       8.25
                                                     ==============================================================================
Funds supporting earning assets
     Savings                                         $  357,586          2,068           2.35  $  346,798          2,077       2.41
     Interest-bearing demand                          1,035,728          6,329           2.48     991,793          6,483       2.63
     Certificates under $100,000                      1,259,602         17,494           5.63   1,239,179         18,325       5.95
     Certificates $100,000 and over                     378,299          5,054           5.34     332,152          4,632       5.52
------------------------------------------------------------------------------                 -------------------------
         Total interest-bearing
            deposits                                  3,031,215         30,945           4.13   2,909,922         31,517       4.35
                                                     ------------------------------------------------------------------------------
     Federal funds purchased and
       securities sold under
       agreements to repurchase                       1,066,431         14,117           5.30   1,098,145         15,153       5.50
     U.S. Treasury demand                                45,964            588           5.12      36,688            465       5.01
------------------------------------------------------------------------------                 -------------------------
         Total short-term borrowings                  1,112,395         14,705           5.29   1,134,833         15,618       5.49
                                                     ------------------------------------------------------------------------------
     Long-term debt                                      43,000            337           3.18      28,000            393       5.65
------------------------------------------------------------------------------                 -------------------------
         Total interest-bearing
           liabilities                                4,186,610         45,987           4.43   4,072,755         47,528       4.67
                                                     ------------------------------------------------------------------------------





     Other noninterest funds                            879,566           ----           ----     833,262           ----       ----
------------------------------------------------------------------------------                 -------------------------
         Total funds used to support
            earning assets                           $5,066,176         45,987           3.66  $4,906,017         47,528       3.89
                                                     ==============================================================================
Net interest income/yield                                               57,941           4.57                     53,914       4.36
  Tax-equivalent adjustment                                             (2,283)                                   (2,679)
                                                                    -----------------------------------------------------
Net interest income                                                 $   55,658                                $   51,235
                                                                    =====================================================

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                ------------------------------
                                                    For the three months ended
                                                                     March 31,
                                                ------------------------------
                                                                     1997/1996
                                                           Increase (Decrease)
                                                              due to change in
                                                ------------------------------
                                                       1          2
(in thousands)                                    Volume       Rate      Total
------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks               $   ----   $   ----    $  ----
     Federal funds sold and securities
          purchased under agreements to resell       (25)       (18)       (43)
------------------------------------------------------------------------------
               Total short-term investments          (25)       (18)       (43)
                                                ------------------------------
     U.S. Treasury and government agencies           511        360        871
     State and municipal *                          (142)        12       (130)
     Preferred stock *                              (234)       (91)      (325)
     Asset-backed securities                      (1,617)       116     (1,501)
     Other *                                        (244)      ----       (244)
------------------------------------------------------------------------------
               Total investment securities        (1,814)       485     (1,329)
                                                ------------------------------
     Commercial, financial and agricultural *      1,735     (1,020)       715
     Real estate-construction                        400        (20)       380
     Mortgage-commercial *                         2,407       (947)     1,460
     Mortgage-residential                            475       (236)       239
     Consumer                                      1,506       (442)     1,064
------------------------------------------------------------------------------
               Total loans                         6,375     (2,517)     3,858
------------------------------------------------------------------------------
               Total interest income            $  3,389    $  (903)   $ 2,486
                                                ==============================
Interest expense:
     Savings                                    $     64    $   (73)   $    (9)
     Interest-bearing demand                         285       (439)      (154)
     Certificates under $100,000                     300     (1,131)      (831)
     Certificates $100,000 and over                  637       (215)       422
------------------------------------------------------------------------------
               Total interest-bearing deposits     1,301     (1,873)      (572)
                                                ------------------------------
     Federal funds purchased and securities
          sold under agreements to repurchase       (436)      (600)    (1,036)
     U.S. Treasury demand                            116          7        123
------------------------------------------------------------------------------

               Total short-term borrowings          (308)      (605)      (913)
                                                ------------------------------
     Long-term debt                                  209       (265)       (56)
------------------------------------------------------------------------------
               Total interest expense           $  1,311    $(2,852)   $(1,541)
                                                ==============================
Changes in net interest income                                         $ 4,027
                                                                       =======


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

Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the first quarter of 1997 rose $3.1 million, or 10%, to $35.6 million.

Trust and asset management fees contributed $2.8 million, or 90%, of this increase, rising 12% over first quarter levels a year ago to $25.9 million. Personal trust fees rose $1.5 million, or 14%, to $12.6 million. Corporate trust fees rose $.7 million, or 11%, to $7.4 million and asset management fees rose $.5 million, or 10%, to $5.9 million.

Service charges on deposit accounts of $4.7 million were unchanged from year-ago levels, while other operating income rose $.3 million, or 7%, to $5 million due, in part, to higher levels of loan and credit card fees.

Operating expenses for the first quarter of 1997 were up $3.6 million, or 8%, to $49.7 million. Personnel expenses for the quarter rose $2.3 million, or 8%, to $31.5 million. Contributing to this increase was a $1.6 million, or 8%, increase in salaries and wages, a $.4 million, or 26%, increase in incentive payments, and a $.3 million, or 12%, increase in health insurance costs. Other operating expense rose $.9 million, or 10%, to $10.3 million for the quarter due to higher levels of legal, audit, consulting and travel and entertainment expenses.

Interest Rate Sensitivity
-------------------------

The Corporation's interest rate sensitivity, as measured by gap analysis, increased slightly since the end of the last quarter. At March 31, 1997, the Corporation's one-year cumulative gap, as a percentage of rate-sensitive assets, was a negative 26%. At December 31, 1996, the Corporation's one-year cumulative gap was a negative 20.6%.

Gap analysis, used to measure the difference between volumes of interest rate-sensitive assets and liabilities, examines the Corporation's balance sheet at one point in time, but does not capture any balance sheet dynamics that may be present. Because of these inherent limitations, gap reports cannot predict accurately the change in net interest income that may occur given a particular change in interest rates. The Corporation employs simulation models to measure dynamic changes in interest rate-sensitive assets and liabilities caused by variations in interest rates. The Corporation also enters into interest rate swaps ("swaps") and interest rate floor agreements ("floors") as hedges against fluctuations in the interest rates of identifiable asset categories. The swaps represent an exchange of interest payments computed on notional amounts. The Corporation receives fixed-rate interest payments in return for floating-rate payments on the swaps. At March 31, 1997, the swap portfolio totaled $350 million and had final maturities of between 1 and 37 months, with a weighted average maturity of 18 months. The floors generate interest payments based on notional amounts when the floating-rate index falls below the fixed-rate strike price. When that index is equal to or above the strike price, no payments are received. A single upfront payment was made to purchase each of the floors. These payments are amortized over each floor's original life.

At March 31, 1997, the floor portfolio totaled $300 million and had final maturities of between 28 and 60 months, with a weighted average maturity of 38 months. The net interest differential which the Corporation currently receives on these swaps and floors is reported under the caption "Interest and fees on loans" in the Corporation's Consolidated Statements of Income, and is recognized over the lives of the respective agreements.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 23.49%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the first quarter of 1997 was $4.5 million, an increase of $1 million, or 29%, over the $3.5 million provided for the first quarter of 1996. The reserve at March 31, 1997 was $55.4 million, an increase of $1 million, or 2%, over the $54.4 million reported at December 31, 1996. The reserve as a percentage of total period-end loans outstanding was 1.45%, up slightly over the year-end level of 1.44%. Net chargeoffs for the first quarter of 1997 were $3.5 million, up $.6 million, or 23%, over the first quarter of 1996.

The following table presents the risk elements in the Corporation's loan portfolio:



Risk Elements (in thousands)           March 31, 1997     December 31, 1996    March 31, 1996
---------------------------------------------------------------------------------------------
Nonaccruing                                   $37,811               $40,735           $27,531
Restructured                                     ----                  ----              ----
Past due 90 days or more                       18,720                20,440            19,673
---------------------------------------------------------------------------------------------
Total                                         $56,531               $61,175           $47,204
                                       ======================================================

Percent of total loans at period-end             1.48%                 1.62%             1.35%

Other real estate owned                       $ 5,543               $ 5,131           $17,910


Nonaccruing loans at March 31, 1997 were $37.8 million, a decrease of $2.9 million from the $40.7 million reported at December 31, 1996. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at March 31, 1997 totaled $43.4 million, or 1% of period-end loans outstanding. This was a decrease of $2.5 million, or 5%, from the $45.9 million, or 1.22% of period-end loans outstanding, reported at December 31, 1996. As a result of the Corporation's ongoing monitoring of its loan portfolio, at March 31, 1997, approximately $11.0 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 1.46 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders and enables a financial institution to take advantage of profitable opportunities and provide for future growth. The Corporation's total risk-based capital ratio at the end of the first quarter of 1997 was 12.24%, and its core (Tier 1) leveraged capital ratio was 8.54%. The corresponding ratios at year-end 1996 were 12.01% and 8.59%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Reflecting the Corporation's performance and favorable outlook, the Board of Directors, at its April meeting, increased the quarterly dividend by 9% to 36 cents per share. This raises the per-share annual dividend rate to $1.44 and marks the sixteenth consecutive year in which dividends have been increased.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 - "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.


In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 - "Disclosure of Information about Capital Structure." Statement 129 consolidates existing guidance and requires entities to disclose certain information about the entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities such as the Corporation that were previously subject to the requirements of Opinions 10 - "Omnibus Opinion - 1966" and 15 - "Earnings Per Share" and Statement 47 - "Disclosure of Long-Term Obligations." Accordingly, this statement imposes no new reporting requirements on the Corporation.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
         Not Applicable

Item 2 - Change In Securities
         Not Applicable

Item 3 - Defaults Upon Senior Securities
         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Corporation's Annual Stockholder's Meeting held on April 17, 1997 (the "Annual Meeting"), the nominees for director proposed by the Corporation were elected. The votes for those nominees were as set forth below:

                                                For            Withheld
                                         ----------------    ------------
         Ted T. Cecala                      27,518,207         353,161
         Richard R. Collins                 27,535,606         335,761
         Andrew B. Kirkpatrick, Jr.         27,408,273         463,095
         Hugh E. Miller                     27,512,661         358,706
         David P. Roselle                   27,486,081         385,287
         Thomas P. Sweeney                  27,411,716         459,651
         Mary Jornlin-Theisen               27,529,394         341,973

         In addition, at the Annual Meeting, the Corporation's stockholders ratified the selection of Ernst & Young LLP as the Corporation's independent public accountants for 1997. The vote for that ratification was as set forth below:


                For                     Against                 Abstain
          -----------------        ------------------       -----------------
             27,796,023                  24,028                  51,316


Item 5 - Other Information
         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

The exhibits listed below are being filed as part of this report. These exhibits will be made available to any shareholder upon receipt of a written request therefor, together with payment of $.20 per page for duplicating costs.

Exhibit Number                                 Exhibit
--------------             ----------------------------------------------------
11                         Statement re computation of per share earnings

27                         Financial data schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 14, 1997          /s/   Ted T. Cecala
                                    ------------------------------------
                                    Name:    Ted T. Cecala
                                    Title:   Chairman of the Board and
                                             Chief Executive Officer

Date:    May 14, 1997          /s/  David R. Gibson
                                    ------------------------------------
                                    Name:    David R. Gibson
                                    Title:   Senior Vice President and
                                             Chief Financial Officer