Form 10-Q
period 1997-06-30
WILMINGTON TRUST CORP
filed 1997-08-14
CIK 872821

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q

[ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended June 30, 1997

                                      OR

[   ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

         For The Transition Period From ____________ to ___________

         Commission File Number:  0-25442


                         WILMINGTON TRUST CORPORATION
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        51-0328154
------------------------------                    ------------------------------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)


  Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)


                                (302) 651-1000
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[  X ]   Yes                [   ]   No

Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 1997 - 33,716,310 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index


                                                                      Page
                                                                      ----
Part I.     Financial Information


         Item 1 - Financial Statements

                  Consolidated Statements of Condition                  3
                  Consolidated Statements of Income                     5
                  Consolidated Statements of Cash Flows                 7
                  Note to Consolidated Financial Statements             9

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           10

Part II.   Other Information

         Item 1 - Legal Proceedings                                    22
         Item 2 - Changes in Securities                                22
         Item 3 - Defaults Upon Senior Securities                      22
         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                     22
         Item 5 - Other Information                                    22
         Item 6 - Exhibits and Reports on Form 8-K                     22
         Exhibit 11
         Exhibit 27

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                           --------------------------
                                                                              June 30,   December 31,
(in thousands)                                                                    1997           1996
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $   215,303    $   231,233
                                                                           --------------------------
Interest-bearing time deposits in other banks                                     ----           ----
                                                                           --------------------------
Federal funds sold and securities purchased
       under agreements to resell                                              111,100        134,190
                                                                           --------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                   618,000        545,772
       Obligations of state and political subdivisions                          15,802         13,377
       Other securities                                                        313,741        239,370
-----------------------------------------------------------------------------------------------------
             Total investment securities available for sale                    947,543        798,519
                                                                           --------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                   251,241        267,502
       Obligations of state and political subdivisions                          14,649         19,121
       Other securities                                                        139,290        181,009
-----------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $404,368 and $466,763, respectively)                         405,180        467,632
                                                                           --------------------------
Loans:
       Commercial, financial and agricultural                                1,250,940      1,237,061
       Real estate-construction                                                121,892        123,111
       Mortgage-commercial                                                     929,716        862,974
       Mortgage-residential                                                    780,930        678,800
       Consumer                                                                905,984        881,994
       Unearned income                                                         (13,269)       (12,456)
-----------------------------------------------------------------------------------------------------
             Total loans net of unearned income                              3,976,193      3,771,484
       Reserve for loan losses                                                 (58,107)       (54,361)
-----------------------------------------------------------------------------------------------------
             Net loans                                                       3,918,086      3,717,123
                                                                           --------------------------
Premises and equipment, net                                                    101,057         94,387
Other assets                                                                   111,672        121,325
-----------------------------------------------------------------------------------------------------
             Total assets                                                  $ 5,809,941    $ 5,564,409
                                                                           ==========================





LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                          $   820,158    $   840,987
       Interest-bearing:
             Savings                                                           365,544        352,431
             Interest-bearing demand                                         1,076,933      1,062,917
             Certificates under $100,000                                     1,232,524      1,269,206
             Certificates $100,000 and over                                    476,884        388,157
-----------------------------------------------------------------------------------------------------
             Total deposits                                                  3,972,043      3,913,698
                                                                           --------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                  1,120,249        983,017
       U.S. Treasury demand                                                     95,000         53,526
-----------------------------------------------------------------------------------------------------
             Total short-term borrowings                                     1,215,249      1,036,543
                                                                           --------------------------
Other liabilities                                                               96,876        106,451
Long-term debt                                                                  43,000         43,000
-----------------------------------------------------------------------------------------------------
             Total liabilities                                               5,327,168      5,099,692
                                                                           --------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,191,848
             and 39,107,462 shares, respectively                                39,192         39,107
       Capital surplus                                                          62,031         59,463
       Retained earnings                                                       542,972        515,072
       Net unrealized (loss)/gain on investment securities
             available for sale, net of taxes                                    2,479          1,004
-----------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                   646,674        614,646
       Less:  Treasury stock at cost 5,475,538 and
                   5,214,158 shares, respectively                             (163,901)      (149,929)
-----------------------------------------------------------------------------------------------------
             Total stockholders' equity                                        482,773        464,717
                                                                           --------------------------
             Total liabilities and stockholders' equity                    $ 5,809,941    $ 5,564,409
                                                                           ==========================

See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                   -------------------------------------------------------------------
                                                         For the three months ended          For the six months ended
                                                                           June 30,                          June 30,
                                                   -------------------------------------------------------------------
(in thousands; except per share data)                         1997             1996             1997             1996
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                               $  85,892        $  78,279        $ 167,999        $ 156,237
Interest and dividends on investment securities:
     Taxable interest                                       17,541           18,180           34,385           35,903
     Tax-exempt interest                                       399              463              812              962
     Dividends                                               1,932            1,993            3,870            4,190
Interest on time deposits in other banks                      ----             ----             ----             ----
Interest on federal funds sold and securities
     purchased under agreements to resell                      369              247              712              633
----------------------------------------------------------------------------------------------------------------------
     Total interest income                                 106,133           99,162          207,778          197,925
                                                   -------------------------------------------------------------------
Interest on deposits                                        31,712           29,915           62,657           61,432
Interest on short-term borrowings                           17,103           16,419           31,808           32,037
Interest on long-term debt                                     312              364              649              757
----------------------------------------------------------------------------------------------------------------------
     Total interest expense                                 49,127           46,698           95,114           94,226
                                                   -------------------------------------------------------------------
Net interest income                                         57,006           52,464          112,664          103,699
Provision for loan losses                                   (5,000)          (3,500)          (9,500)          (7,000)
----------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                   52,006           48,964          103,164           96,699
                                                   -------------------------------------------------------------------
OTHER INCOME
Trust and asset management fees                             27,868           24,370           53,781           47,470
Service charges on deposit accounts                          5,281            4,591            9,960            9,301
Other operating income                                       4,661            5,125            9,625            9,748
Securities gains/(losses)                                       11              (10)              12              (13)
----------------------------------------------------------------------------------------------------------------------
     Total other income                                     37,821           34,076           73,378           66,506
                                                   -------------------------------------------------------------------
     Net interest and other income                          89,827           83,040          176,542          163,205
                                                   -------------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                            32,541           29,478           64,048           58,647
Net occupancy                                                2,585            2,520            5,438            5,218
Furniture and equipment                                      3,949            3,844            7,579            7,290
Stationery and supplies                                      1,274            1,678            2,732            3,158
Other operating expense                                     10,453            9,799           20,703           19,115
----------------------------------------------------------------------------------------------------------------------






     Total other expense                                    50,802           47,319          100,500           93,428
                                                   -------------------------------------------------------------------
NET INCOME
Income before income taxes                                  39,025           35,721           76,042           69,777
Applicable income taxes                                     12,741           11,604           24,837           22,641
----------------------------------------------------------------------------------------------------------------------
     Net income                                          $  26,284        $  24,117        $  51,205        $  47,136
                                                   ===================================================================
     Net income per share                                $    0.78        $    0.70        $    1.52        $    1.36
                                                   ===================================================================
     Weighted average shares outstanding                    33,689           34,462           33,778           34,735
     Cash dividends per share                            $    0.36        $    0.33        $    0.69        $    0.63


See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                          -------------------------
                                                                          For the six months ended
                                                                                          June 30,
(in thousands)                                                                   1997         1996
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                             $  51,205    $  47,136
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                      9,500        7,000
                 Provision for depreciation                                     5,030        5,155
                 Amortization of investment securities available for
                        sale discounts and premiums                             1,622        1,766
                 Accretion of investment securities held to maturity
                        discounts and premiums                                    (24)          (6)
                 Deferred income taxes                                           (557)       3,568
                 Losses on sales of loans                                         139          268
                 Securities (gains)/losses                                        (12)          13
                 Increase in other assets                                       9,653        9,032
                 Decrease in other liabilities                                 (9,848)      (8,317)
---------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                     66,708       65,615
                                                                          -------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale            3,648       17,144
     Proceeds from maturities of investment securities available for sale     418,232      555,411
     Proceeds from maturities of investment securities held to maturity        62,480       65,194
     Purchases of investment securities available for sale                   (570,213)    (584,193)
     Purchases of investment securities held to maturity                         ----      (78,879)
     Gross proceeds from sales of loans                                         8,584       18,113
     Purchases of loans                                                       (67,292)        ----
     Net increase in loans                                                   (151,894)     (97,942)
     Net increase in premises and equipment                                   (11,700)     (10,899)
---------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                      (308,155)    (116,051)
                                                                          -------------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                     6,300       11,386
     Net increase/(decrease) in certificates of deposit                        52,045      (69,283)
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                    137,232       47,890
     Net increase in U.S. Treasury demand                                      41,474       45,032
     Cash dividends                                                           (23,305)     (21,899)
     Proceeds from common stock issued under employment benefit plans           5,942        3,575
     Payments for common stock acquired through buybacks                      (17,261)     (34,266)
---------------------------------------------------------------------------------------------------
                 Net cash provided by/(used for) financing activities         202,427      (17,565)
                                                                          -------------------------






     Decrease in cash and cash equivalents                                    (39,020)     (68,001)
     Cash and cash equivalents at beginning of period                         365,423      331,697
---------------------------------------------------------------------------------------------------
                 Cash and cash equivalents at end of period                 $ 326,403    $ 263,696
                                                                          =========================
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash paid during the period for:
            Interest                                                        $ 100,346    $  97,662
            Taxes                                                              25,314       22,300
     Loans transferred during the year:
            To other real estate owned                                      $   2,194    $   8,055
            From other real estate owned                                        4,028       14,491

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

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the second quarter of 1997 was $26.3 million, or $.78 per share, a 9% increase over the $24.1 million, or $.70 per share, recorded for the second quarter of last year.

Net interest income for the second quarter of 1997 reached $57.0 million, a 9% increase over the $52.5 million reported for the second quarter of last year.

The quarterly provision for loan losses of $5.0 million was an increase of $1.5 million, or 43%, over the provision for the second quarter of 1996. The reserve for loan losses at quarter-end was $58.1 million, up $3.7 million, or 7%, over the $54.4 million reported at December 31,1996.

Noninterest income for the second quarter of 1997 was $37.8 million, an 11% increase over the $34.1 million reported for the corresponding period last year.

Operating expenses for the second quarter of 1997 were $50.8 million, a 7% increase over the $47.3 million reported for the second quarter of last year.

Return on assets for the six months ended June 30, 1997, on an annualized basis, was 1.88%, up over the 1.80% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 22.13%, up over the 20.85% reported for the first six months of 1996.

STATEMENT OF CONDITION
----------------------

Total assets at June 30, 1997 were $5.81 billion, up $245.5 million, or 4%, over the $5.56 billion reported at December 31, 1996. Total earning assets increased $268.2 million, or 5%, to $5.44 billion over the same period of time. Contributing to these increases were the loan portfolio, which increased $204.7 million, or 5%, and the investment portfolio, which increased $86.6 million, or 7%.

Total loans at June 30, 1997 were $3.98 billion, an increase of $204.7 million, or 5%, over the December 31, 1996 level of $3.77 billion. Contributing to this increase were: commercial mortgage loans of $929.7 million, which increased $66.7 million, or 8%, over their December 31, 1996 level; residential mortgage loans of $780.9 million, which increased $102.1 million, or 15%, over their prior year-end level, due primarily to the purchase of $67.3 million of such loans during the second quarter; and consumer loans of $906.0 million, which increased $24.0 million, or 3%, over their prior year-end level.

The investment portfolio at June 30, 1997 was $1.35 billion, an increase of $86.6 million, or 7%, over the December 31, 1996 level of $1.27 billion. Contributing to this increase were: U.S. Treasury and government agency securities, which increased $56 million, or 7%, to $869.2 million; and other securities, which increased $32.7 million, or 8%, to $453.0 million, due to the acquisition of additional asset-backed securities and money market preferred stocks.

Interest-bearing liabilities at quarter-end were $4.41 billion, up $257.9 million, or 6%, over the year-end level of $4.15 billion. Total deposits increased $58.3 million, or 1%, while short-term borrowings increased $178.7 million, or 17%. An $88.7 million, or 23%, increase in certificates of deposit of $100,000 and over was primarily responsible for this increase, as the Corporation moved into the national market in an effort to diversify its sources of funds. Offsetting this growth, in part, was a $36.7 million, or 3%, decline in certificates of deposit under $100,000. Approximately $21.4 million, or 58%, of this decrease occurred in the Corporation's Pennsylvania markets, where rates are more competitive. Short-term borrowings rose to $1.22 billion at quarter-end, an increase of $178.7 million, or 17%, over the 1996 year-end level. A $137.2 million, or 14%, increase in Federal funds purchased was primarily responsible for this increase, as asset growth continued to outpace deposit growth for the first six months of 1997.

Stockholders' equity at June 30, 1997 was $482.8 million, up $18.1 million, or 4%, over the year-end level as first half earnings of $51.2 million and $5.9 million in stock issued were offset, in part, by $23.3 million in cash dividends and $17.2 million used for the Corporation's stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the second quarter of 1997 on a fully tax-equivalent ("FTE") basis was $59.4 million. This was a $4.3 million, or 8%, increase over the $55.1 million reported for the second quarter of 1996. For the first six months of 1997, net interest income (FTE) was $117.4 million, up $8.4 million, or 8%, over the $109.0 million reported for the first six months of 1996.

Interest income (FTE) for the second quarter of 1997 increased $6.8 million, or 7%, to $108.5 million from $101.8 million for the second quarter of 1996. Contributing to this increase was a $301.8 million increase in the average level of earning assets compared to the corresponding period last year. Interest revenues increased $6.2 million as a result of this increase in earning assets. Complementing this $6.2 million increase was a $600,000 increase in interest revenues associated with higher interest rates the Corporation earned on its assets. The average prime lending rate the for the second quarter of 1997 was 8.50%, 25 basis points higher than the 8.25% for the second quarter of 1996. For the first six months of 1997, the average level of earning assets was $231.5 million higher than a year ago, contributing $9.6 million in increased interest revenues.

Interest expense for the second quarter of 1997 increased $2.4 million, or 5%, to $49.1 million from the $46.7 million reported for the second quarter of last year. Contributing to this increase in interest expense was a $250.0 million increase in average interest-bearing liabilities, which resulted in a $2.8 million increase in interest expense. Partially offsetting this $2.8 million increase was a $400,000 decrease in interest expense associated with a five basis point decrease in the rate paid for those funds. The average rate the Corporation paid for its funds during the second quarter of 1997 was 3.74%, compared to 3.78% for the second quarter of 1996. For the first six months of 1997, average interest-bearing liabilities were $182.4 million higher than those for the corresponding period of 1996, resulting in increased interest expense of $4.2 million. This increase was partially offset by a $3.3 million decrease in interest expense associated with lower interest rates the Corporation paid on its liabilities. For the first six months of 1997, the average rate the Corporation paid for its funds was 3.70%, compared to 3.83% for the first half of 1996.

The Corporation's net interest margin for the second quarter of 1997 was 4.49%, up eight basis points over the 4.41% reported for the second quarter a year ago. For the first six months of 1997, the margin was 4.53%, up 14 basis points over the 4.39% reported for the first half of 1996. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the second quarters and first six months of 1997 and 1996, respectively.


QUARTERLY ANALYSIS OF EARNINGS


                                                               1997 Second Quarter                       1996 Second Quarter
                                            ---------------------------------------   --------------------------------------
(in thousands; rates on                        Average        Income/      Average      Average        Income/      Average
 tax-equivalent basis)                         balance        expense         rate      balance        expense         rate
-----------------------------------------------------------------------------------   --------------------------------------
Earning assets
     Time deposits in other banks           $     ----       $   ----         ----%   $    ----        $  ----         ----%
     Federal funds sold and
       securities purchased under
       agreements to resell                     24,431            369         5.98       18,616            247         5.25
----------------------------------------------------------------------                -------------------------
          Total short-term
          investments                           24,431            369         5.98       18,616            247         5.25
                                            --------------------------------------------------------------------------------
     U.S. Treasury and government
       agencies                                836,142         13,466         6.40      826,453         13,051         6.31
     State and municipal                        31,480            631         8.05       35,714            718         8.04
     Preferred stock                           135,377          2,315         6.82      137,796          2,442         6.95
     Asset-backed securities                   205,345          3,204         6.23      281,488          4,085         5.81
     Other                                      85,526          1,230         5.76      102,139          1,362         5.33
----------------------------------------------------------------------                -------------------------
          Total investment
          securities                         1,293,870         20,846         6.42    1,383,590         21,658         6.24
                                            --------------------------------------------------------------------------------
     Commercial, financial and
       agricultural                          1,251,298         27,306         8.65    1,153,144         25,596         8.80
     Real estate-construction                  125,249          3,000         9.48      111,898          2,692         9.52
     Mortgage-commercial                       895,206         21,168         9.36      784,735         18,710         9.43
     Mortgage-residential                      761,733         14,653         7.70      673,201         13,148         7.81
     Consumer                                  895,231         21,194         9.48      820,024         19,724         9.65
----------------------------------------------------------------------                -------------------------
          Total loans                        3,928,717         87,321         8.84    3,543,002         79,870         8.97
                                            --------------------------------------------------------------------------------
          Total earning assets              $5,247,018        108,536         8.23   $4,945,208        101,775         8.19
                                            ================================================================================
Funds supporting earning assets
     Savings                                $  367,246          2,141         2.34   $  362,324          2,111         2.34
     Interest-bearing demand                 1,073,601          6,805         2.54    1,007,085          6,469         2.58
     Certificates under $100,000             1,231,885         17,188         5.60    1,250,216         18,188         5.85
     Certificates $100,000 and over            398,781          5,578         5.53      235,079          3,147         5.30
----------------------------------------------------------------------                -------------------------
          Total interest-bearing
             deposits                        3,071,513         31,712         4.13    2,854,704         29,915         4.21
                                            --------------------------------------------------------------------------------
     Federal funds purchased and
       securities sold under
       agreements to repurchase              1,187,549         16,348         5.49    1,198,311         15,998         5.33
     U.S. Treasury demand                       62,012            755         4.82       33,097            421         5.03
----------------------------------------------------------------------                -------------------------
          Total short-term
          borrowings                         1,249,561         17,103         5.46    1,231,408         16,419         5.32
                                            --------------------------------------------------------------------------------
     Long-term debt                             43,000            312         2.91       28,000            364         5.23
----------------------------------------------------------------------                -------------------------
          Total interest-bearing
             liabilities                     4,364,074         49,127         4.50    4,114,112         46,698         4.55
                                            --------------------------------------------------------------------------------







     Other noninterest funds                   882,944           ----         ----      831,096           ----         ----
----------------------------------------------------------------------                -------------------------
          Total funds used to support
             earning assets                 $5,247,018         49,127         3.74   $4,945,208         46,698         3.78
                                            ================================================================================
Net interest income/yield                                      59,409         4.49                      55,077         4.41
     Tax-equivalent adjustment                                 (2,403)                                  (2,613)
                                                            ---------------------------------------------------
Net interest income                                         $  57,006                                $  52,464
                                                            ===================================================

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.


YEAR-TO-DATE ANALYSIS OF EARNINGS



                                                                  Year-to-Date 1997                         Year-to-Date 1996
                                            ----------------------------------------   ---------------------------------------
(in thousands; rates on                        Average         Income/      Average      Average         Income/      Average
 tax-equivalent basis)                         balance         expense         rate      balance         expense         rate
------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Time deposits in other banks              $     ----        $   ----         ----%  $     ----        $   ----         ----%
  Federal funds sold and
    securities purchased under
    agreements to resell                        24,747             712         5.72       22,727             633         5.86
-----------------------------------------------------------------------               ---------------------------
        Total short-term investments            24,747             712         5.72       22,727             633         5.86
                                            ----------------------------------------------------------------------------------
  U.S. Treasury and government
    agencies                                   826,917          26,511         6.39      808,972          25,225         6.26
  State and municipal                           31,683           1,272         8.07       37,310           1,489         7.99
  Preferred stock                              133,461           4,639         6.96      140,658           5,091         7.13
  Asset-backed securities                      199,025           6,110         6.14      292,874           8,492         5.80
  Other                                         86,909           2,433         5.61      104,508           2,809         5.40
-----------------------------------------------------------------------               ---------------------------
        Total investment securities          1,277,995          40,965         6.40    1,384,322          43,106         6.23
                                            ----------------------------------------------------------------------------------
  Commercial, financial and
    agricultural                             1,233,225          53,338         8.62    1,144,260          50,913         8.82
  Real estate-construction                     124,847           5,860         9.34      109,340           5,172         9.35
  Mortgage-commercial                          884,597          41,630         9.36      779,086          37,712         9.57
  Mortgage-residential                         725,992          28,034         7.73      669,327          26,290         7.86
  Consumer                                     885,694          41,925         9.53      816,551          39,391         9.67
-----------------------------------------------------------------------               ---------------------------
        Total loans                          3,854,355         170,787         8.85    3,518,564         159,478         9.02
                                            ----------------------------------------------------------------------------------
        Total earning assets                $5,157,097         212,464         8.23   $4,925,613         203,217         8.22
                                            ==================================================================================
Funds supporting earning assets
  Savings                                   $  362,443           4,209         2.34   $  354,561           4,188         2.38
  Interest-bearing demand                    1,054,769          13,134         2.51      999,439          12,952         2.61
  Certificates under $100,000                1,245,667          34,682         5.61    1,244,698          36,513         5.90
  Certificates $100,000 and over               388,597          10,632         5.44      283,615           7,779         5.43
-----------------------------------------------------------------------               ---------------------------
        Total interest-bearing
           deposits                          3,051,476          62,657         4.13    2,882,313          61,432         4.28
                                            ----------------------------------------------------------------------------------
  Federal funds purchased and
    securities sold under
    agreements to repurchase                 1,127,325          30,465         5.40    1,148,229          31,151         5.41
  U.S. Treasury demand                          54,032           1,343         4.94       34,892             886         5.02
-----------------------------------------------------------------------               ---------------------------
        Total short-term borrowings          1,181,357          31,808         5.38    1,183,121          32,037         5.41
                                            ----------------------------------------------------------------------------------
  Long-term debt                                43,000             649         3.04       28,000             757         5.44
-----------------------------------------------------------------------               ---------------------------
        Total interest-bearing
           liabilities                       4,275,833          95,114         4.46    4,093,434          94,226         4.61
                                            ----------------------------------------------------------------------------------






  Other noninterest funds                      881,264            ----         ----      832,179            ----         ----
-----------------------------------------------------------------------               ---------------------------
        Total funds used to support
           earning assets                   $5,157,097          95,114         3.70   $4,925,613          94,226         3.83
                                            ==================================================================================

Net interest income/yield                                      117,350         4.53                      108,991         4.39
  Tax-equivalent adjustment                                     (4,686)                                   (5,292)
                                                            -----------------------------------------------------
Net interest income                                         $  112,664                                 $ 103,699
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


RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
                                             -----------------------------------         ---------------------------------
                                             For the three months ended June 30,         For the six months ended June 30,
                                             -----------------------------------         ---------------------------------

                                                                       1997/1996                                 1997/1996
                                                             Increase (Decrease)                       Increase (Decrease)
                                                                due to change in                          due to change in
                                             -----------------------------------       ------------------------------------
                                                   1             2                           1             2
(in thousands)                                Volume          Rate         Total        Volume          Rate         Total
---------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks              $----         $----         $----         $----         $----         $----
     Federal funds sold and
          securities purchased under
          agreements to resell                    77            45           122            60            19            79
---------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments                    77            45           122            60            19            79
                                             ------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                    215           200           415           730           556         1,286
     State and municipal*                        (88)            1           (87)         (229)           12          (217)
     Preferred stock*                            (83)          (44)         (127)         (315)         (137)         (452)
     Asset-backed securities                  (1,102)          221          (881)       (2,719)          337        (2,382)
     Other*                                     (223)           91          (132)         (467)           91          (376)
---------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                 (1,374)          562          (812)       (3,186)        1,045        (2,141)
                                             ------------------------------------------------------------------------------
     Commercial, financial and
          agricultural*                        2,153          (443)        1,710         3,891        (1,466)        2,425
     Real estate-construction                    317            (9)          308           719           (31)          688
     Mortgage-commercial*                      2,597          (139)        2,458         5,007        (1,089)        3,918
     Mortgage-residential                      1,724          (219)        1,505         2,209          (465)        1,744
     Consumer                                  1,809          (339)        1,470         3,316          (782)        2,534
---------------------------------------------------------------------------------------------------------------------------
               Total loans                     8,626        (1,175)        7,451        15,020        (3,711)       11,309
---------------------------------------------------------------------------------------------------------------------------
               Total interest income        $  6,196      $    565      $  6,761      $  9,601      $   (354)     $  9,247
                                             ==============================================================================
Interest expense:
     Savings                                $     30      $   ----      $     30      $     93      $    (72)     $     21
     Interest-bearing demand                     428           (92)          336           716          (534)          182
     Certificates under $100,000                (267)         (733)       (1,000)           28        (1,859)       (1,831)
     Certificates $100,000 and over            2,193           238         2,431         2,866           (13)        2,853
                                             ------------------------------------------------------------------------------






               Total interest-bearing
                   deposits                    2,276          (479)        1,797         3,590        (2,365)        1,225
                                             ------------------------------------------------------------------------------
     Federal funds purchased and
          secruities sold under
          agreements to repurchase              (143)          493           350          (565)         (121)         (686)
     U.S. Treasury demand                        368           (34)          334           483           (26)          457
---------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                    244           440           684           (48)         (181)         (229)
                                             ------------------------------------------------------------------------------
     Long-term debt                              196          (248)          (52)          405          (513)         (108)
---------------------------------------------------------------------------------------------------------------------------
               Total interest expense       $  2,836      $   (407)     $  2,429      $  4,170      $ (3,282)     $    888
                                             ==============================================================================
Changes in net interest income                                          $  4,332                                  $  8,359
                                                                        ========                                  ========


* Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

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

Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the second quarter of 1997 increased $3.7 million, or 11%, to $37.8 million. For the first six months of 1997, noninterest revenues increased $6.9 million, or 10%, to $73.4 million.

Increased trust and asset management fees were responsible for the majority of both the quarterly and year-to-date increases. Personal trust fees for the second quarter of 1997 increased $1.8 million, or 15%, to $13.7 million, due primarily to increased principal commissions and estate settlement fees. For the first six months of 1997, personal trust fees increased $3.3 million, or 15%, to $26.3 million. Corporate trust fees for the second quarter of 1997 increased $1.2 million, or 18%, to $7.9 million, due primarily to increased employment benefit administration, equipment leasing and corporate/agency income fees. For the first six months of 1997, corporate trust fees increased $2.0 million, or 15%, to $15.3 million. For the second quarter of 1997, asset management fees increased $400,000, or 8%, to $6.3 million, due primarily to higher mutual fund administration fees. For the first six months of 1997, asset management fees increased $1.0 million, or 9%, to $12.2 million, due primarily to higher equity management, mutual fund administration and discount brokerage fees.

Service charges on deposit accounts for the second quarter of 1997 increased $700,000, or 15%, above those for the second quarter of 1996, to $5.3 million. For the first six months of 1997, service charges increased $700,000, or 7%, above those for the first six months of 1997, to $10.0 million. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase.

Operating expenses for the second quarter of 1997 increased $3.5 million, or 7%, to $50.8 million. For the first six months of 1997, operating expenses were up $7.1 million, or 8%, to $100.5 million. Personnel expenses increased $3.1 million, or 10%, to $32.5 million for the quarter, and $5.4 million, or 9%, to $64 million for the first six months of 1997. Contributing to these increases were higher base compensation, sales incentives and bonuses. Higher health care costs also contributed to these increases, rising $800,000, or 30%, for the quarter and $1.1 million, or 21%, for the first six months of 1997, primarily due to increased insurance premiums. Other operating expenses increased $700,000, or 7%, for the quarter, to $10.5 million, and $1.6 million, or 8%, for the first six months of 1997, to $20.7 million, due, in part, to increased advertising, consulting, credit card and travel expenses.

Interest Rate Sensitivity
-------------------------

The Corporation's interest rate sensitivity, as measured by gap analysis, was relatively unchanged since the end of the last quarter. At June 30, 1997, the Corporation's one-year cumulative gap, as a percentage of rate-sensitive assets, was a negative 26.0%.

Gap analysis, used to measure the difference between volumes of interest rate-sensitive assets and liabilities, examines the Corporation's balance sheet at one point in time, but does not capture any balance sheet dynamics that may be present. Because of these inherent limitations, gap reports cannot predict accurately the change in net interest income that may occur given a particular change in interest rates. The Corporation employs simulation models to measure dynamic changes in interest rate-sensitive assets and liabilities caused by variations in interest rates. The Corporation also enters into interest rate swaps ("swaps") and interest rate floor agreements ("floors") as hedges against fluctuations in the interest rates of identifiable asset categories. The swaps represent an exchange of interest payments computed on notional amounts. The Corporation receives fixed-rate interest payments in return for floating-rate payments on the swaps. At June 30, 1997, the swap portfolio totaled $325 million and had final maturities of between 1 and 34 months, with a weighted average maturity of 16 months. The floors generate interest payments based on notional amounts when the floating-rate index falls below the fixed-rate strike price. When that index is equal to or above the strike price, no payments are received. A single upfront payment was made to purchase each of the floors. These payments are amortized over each floor's original life.

At June 30, 1997, the floor portfolio totaled $325 million and had final maturities of between 25 and 60 months, with a weighted average maturity of 36 months. The net interest differential which the Corporation currently receives on these swaps and floors is reported under the caption "Interest and fees on loans" in the Corporation's Consolidated Statements of Income, and is recognized over the lives of the respective agreements.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 23.73%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the second quarter of 1997 was $5.0 million, an increase of $1.5 million, or 43%, over the $3.5 million provision for the second quarter of 1996. For the first six months of 1997, the provision was $9.5 million, an increase of $2.5 million, or 36%, over the $7.0 million provision for the first half of 1996. The reserve for loan losses at June 30, 1997 was $58.1 million, an increase of $3.7 million, or 7%, over the $54.4 million reported at December 31, 1996. The reserve as a percentage of total period-end loans outstanding at that date was 1.46%, up slightly over the year-end level of 1.44%. Net chargeoffs for the second quarter of 1997 were $2.3 million, down $300,000, or 13%, from those for the second quarter of 1996. Net chargeoffs for the first half of 1997 were $5.8 million, up $300,000, or 6%, over those for the first half of 1996.

The following table presents the risk elements in the Corporation's loan portfolio:


Risk Elements (in thousands)            June 30, 1997   December 31, 1996    June 30, 1996
------------------------------------------------------------------------------------------
Nonaccruing                                   $38,207             $40,735          $27,448
Restructured                                      ---                 ---              ---
Past due 90 days or more                       20,117              20,440           22,787
------------------------------------------------------------------------------------------
Total                                         $58,324             $61,175          $50,235
                                              ============================================

Percent of total loans at period-end             1.47%               1.62%            1.40%

Other real estate owned                       $ 3,297             $ 5,131          $ 7,852

Nonaccruing loans at June 30, 1997 were $38.2 million, a decrease of $2.5 million from the $40.7 million reported at December 31, 1996. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at June 30, 1997 totaled $41.5 million, or 1.04% of period-end loans outstanding. This was a decrease of $4.4 million, or 10%, from the $45.9 million, or 1.22% of period-end loans outstanding, reported at December 31, 1996. As a result of the Corporation's ongoing monitoring of its loan portfolio, at June 30, 1997, approximately $12.4 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 1.52 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the second quarter of 1997 was 12.09%, and its core (Tier 1) leveraged capital ratio was 8.61%. The corresponding ratios at year-end 1996 were 12.01% and 8.59%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

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

Other Information
------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. After that, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Statement will require the Corporation for the first time to report both basic and fully diluted earnings per share. Under the new requirements, basic earnings per share will exclude the dilutive effect of stock options, while fully diluted earnings per share must include the dilutive effect of stock options, even if that effect is immaterial. The impact of Statement 128 on the calculation of earnings per share for the quarters ended June 30, 1997 and June 30, 1996 is not expected to be material.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." Statement 129 consolidates existing guidance and requires entities (public and non-public) to disclose certain information about the entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities such as the Corporation that were previously subject to the requirements of Opinions 10 - "Omnibus Opinion - 1966" and 15 - "Earnings Per Share" and Statement 47 - "Disclosure of Long-Term Obligations." Accordingly, this Statement will impose no new reporting requirements on the Corporation.

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

Exhibit Number                                  Exhibit
--------------------       -----------------------------------------------------
11                         Statement re computation of per share earnings

27                         Financial data schedule

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August  13, 1997                   /s/  Ted T. Cecala
                                            ------------------------------------
                                                 Name: Ted T. Cecala
                                                 Title:Chairman of the Board and
                                                       Chief Executive Officer

Date:    August 13, 1997                    /s/  David R. Gibson
                                            ------------------------------------
                                                 Name:  David R. Gibson
                                                 Title: Senior Vice President
                                                        and Chief Financial
                                                        Officer