Form 10-Q
period 1997-09-30
WILMINGTON TRUST CORP
filed 1997-11-14
CIK 872821

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter ended September 30, 1997

                                       OR

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For The Transition Period From ____________ to ___________

       Commission File Number:  0-25442


                          WILMINGTON TRUST CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          51-0328154
------------------------------                   -------------------------------
State or other jurisdiction of                   (I.R.S. Employer Identification
incorporation or organization                     No.)


    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
 ------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)


                                 (302) 651-1000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 [X]   Yes                [  ]   No

Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 1997 - 33,631,652 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                            Page
                                                                            ----
Part I.    Financial Information


        Item 1 - Financial Statements

                 Consolidated Statements of Condition                          3
                 Consolidated Statements of Income                             5
                 Consolidated Statements of Cash Flows                         7
                 Note to Consolidated Financial Statements                     9

        Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10


Part II.  Other Information

        Item 1 - Legal Proceedings                                            22
        Item 2 - Changes in Securities and Use of Proceeds                    22
        Item 3 - Defaults Upon Senior Securities                              22
        Item 4 - Submission of Matters to a Vote of
                 Security Holders                                             22
        Item 5 - Other Information                                            22
        Item 6 - Exhibits and Reports on Form 8-K                             22
        Exhibit 11
        Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                 ----------------------------
                                                                 September 30,   December 31,
(in thousands)                                                            1997           1996
---------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $  215,567     $  231,233
                                                                 ----------------------------
Interest-bearing time deposits in other banks                             ----           ----
                                                                 ----------------------------
Federal funds sold and securities purchased
       under agreements to resell                                       51,500        134,190
                                                                 ----------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                           652,723        545,772
       Obligations of state and political subdivisions                   9,395         13,377
       Other securities                                                424,325        239,370
---------------------------------------------------------------------------------------------
             Total investment securities available for sale          1,086,443        798,519
                                                                 ----------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                           235,039        267,502
       Obligations of state and political subdivisions                  12,772         19,121
       Other securities                                                118,397        181,009
---------------------------------------------------------------------------------------------
             Total investment securities held to maturity
             (market values were $366,913 and $466,763,
             respectively)                                             366,208        467,632
                                                                 ----------------------------
Loans:
       Commercial, financial and agricultural                        1,215,009      1,237,061
       Real estate-construction                                        144,946        123,111
       Mortgage-commercial                                             933,116        862,974
       Mortgage-residential                                            800,093        678,800
       Consumer                                                        941,643        881,994
       Unearned income                                                (12,218)       (12,456)
---------------------------------------------------------------------------------------------
             Total loans net of unearned income                      4,022,589      3,771,484
       Reserve for loan losses                                        (60,008)       (54,361)
---------------------------------------------------------------------------------------------
             Net loans                                               3,962,581      3,717,123
                                                                 ----------------------------
Premises and equipment, net                                            124,283         94,387
Other assets                                                            99,910        121,325
---------------------------------------------------------------------------------------------
             Total assets                                           $5,906,492     $5,564,409
                                                                 ============================








LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                   $  834,018     $  840,987
       Interest-bearing:
             Savings                                                   353,239        352,431
             Interest-bearing demand                                 1,089,497      1,062,917
             Certificates under $100,000                             1,258,016      1,269,206
             Certificates $100,000 and over                            595,997        388,157
---------------------------------------------------------------------------------------------
             Total deposits                                          4,130,767      3,913,698
                                                                 ----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                          1,050,501        983,017
       U.S. Treasury demand                                             89,507         53,526
---------------------------------------------------------------------------------------------
             Total short-term borrowings                             1,140,008      1,036,543
                                                                 ----------------------------
Other liabilities                                                       95,562        106,451
Long-term debt                                                          43,000         43,000
---------------------------------------------------------------------------------------------
             Total liabilities                                       5,409,337      5,099,692
                                                                 ----------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,191,848
             and 39,107,462 shares, respectively                        39,192         39,107
       Capital surplus                                                  62,221         59,463
       Retained earnings                                               558,113        515,072
       Net unrealized gain on investment securities
             available for sale, net of taxes                            6,249          1,004
---------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings           665,775        614,646
       Less:  Treasury stock, at cost, 5,560,196 and
                   5,214,158 shares, respectively                    (168,620)      (149,929)
---------------------------------------------------------------------------------------------
             Total stockholders' equity                                497,155        464,717
                                                                 ----------------------------
             Total liabilities and stockholders' equity             $5,906,492     $5,564,409
                                                                 ============================

See Note to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                          ---------------------------------------------------------
                                              For the three months ended  For the nine months ended
                                                           September 30,              September 30,
                                          ---------------------------------------------------------
(in thousands; except per share data)                1997         1996          1997          1996
---------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                          $ 87,183    $ 80,778    $255,182      $237,015
Interest and dividends on investment securities:
     Taxable interest                                 20,068      17,762      54,453        53,665
     Tax-exempt interest                                 335         438       1,147         1,400
     Dividends                                         2,191       2,056       6,061         6,246
Interest on time deposits in other banks                ----        ----        ----          ----
Interest on federal funds sold and
     securities purchased under agreements
     to resell                                           249         408         961         1,041
--------------------------------------------------------------------------------------------------
     Total interest income                           110,026     101,442     317,804       299,367
                                          --------------------------------------------------------
Interest on deposits                                  35,024      29,398      97,681        90,830
Interest on short-term borrowings                     17,023      17,417      48,831        49,454
Interest on long-term debt                               189         307         838         1,064
--------------------------------------------------------------------------------------------------
     Total interest expense                           52,236      47,122     147,350       141,348
                                          --------------------------------------------------------
Net interest income                                   57,790      54,320     170,454       158,019
Provision for loan losses                            (5,000)     (4,000)    (14,500)      (11,000)
--------------------------------------------------------------------------------------------------
     Net interest income after provision
       for loan losses                                52,790      50,320     155,954       147,019
                                          --------------------------------------------------------
OTHER INCOME
Trust and asset management fees                       29,071      23,796      82,852        71,266
Service charges on deposit accounts                    5,602       4,714      15,562        14,015
Other operating income                                 5,574       4,943      15,199        14,691
Securities gains                                           1         519          13           506
--------------------------------------------------------------------------------------------------
     Total other income                               40,248      33,972     113,626       100,478
                                          --------------------------------------------------------
     Net interest and other income                    93,038      84,292     269,580       247,497
                                          --------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                      31,605      29,745      95,653        88,392
Net occupancy                                          3,656       3,200       9,094         8,418
Furniture and equipment                                4,516       3,515      12,095        10,805
Stationery and supplies                                1,541       1,336       4,273         4,494
Other operating expense                               11,205       9,517      31,908        28,632
--------------------------------------------------------------------------------------------------
     Total other expense                              52,523      47,313     153,023       140,741
                                          --------------------------------------------------------





NET INCOME
Income before income taxes                            40,515      36,979     116,557       106,756
Applicable income taxes                               13,252      12,117      38,089        34,758
--------------------------------------------------------------------------------------------------
     Net income                                     $ 27,263    $ 24,862    $ 78,468      $ 71,998
                                          ========================================================
     Net income per share                           $   0.81    $   0.73    $   2.33      $   2.09
                                          ========================================================
     Weighted average shares outstanding              33,662      34,121      33,739        34,529
     Cash dividends per share                       $   0.36    $   0.33    $   1.05      $   0.96


See Note to Consolidated Financial Statements




CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                 ----------------------------
                                                                    For the nine months ended
                                                                                September 30,
(in thousands)                                                            1997           1996
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                      $  78,468      $  71,998
     Adjustments to reconcile net income to net cash
           provided by operating activities:
                 Provision for loan losses                              14,500         11,000
                 Provision for depreciation                              7,640          7,691
                 Amortization of investment securities
                     available for sale discounts
                     and premiums                                        2,028          2,388
                 Accretion of investment securities held to
                     maturity discounts and premiums                      (34)           (15)
                 Deferred income taxes                                 (2,684)          2,798
                 Losses on sales of loans                                  171            343
                 Securities gains                                         (13)          (506)
                 Decrease in other assets                               21,415         18,540
                 Decrease in other liabilities                        (11,155)          (557)
---------------------------------------------------------------------------------------------
                       Net cash provided by operating activities       110,336        113,680
                                                                 ----------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available
       for sale                                                          3,956         36,018
     Proceeds from maturities of investment securities
       available for sale                                              555,043        799,760
     Proceeds from maturities of investment securities held to
       maturity                                                        101,463         77,437
     Purchases of investment securities available for sale           (840,748)      (781,039)
     Purchases of investment securities held to maturity                  ----       (84,693)
     Gross proceeds from sales of loans                                 15,043         19,889
     Purchases of loans                                               (67,543)           ----
     Net increase in loans                                           (207,629)      (225,919)
     Net increase in premises and equipment                           (37,536)       (16,594)
---------------------------------------------------------------------------------------------
                        Net cash used for investing activities       (477,951)      (175,141)
                                                                 ----------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings and interest-bearing
            demand deposits                                             20,419          2,682
     Net increase/(decrease) in certificates of deposit                196,650       (25,307)
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                              67,484         18,448
     Net increase in U.S. Treasury demand                               35,981         65,610
     Cash dividends                                                   (35,427)       (33,177)
     Proceeds from common stock issued under employment benefit
       plans                                                             6,833          4,899
     Payments for common stock acquired through buybacks              (22,681)       (41,112)
---------------------------------------------------------------------------------------------
                        Net cash provided by/(used for)
                         financing activities                          269,259        (7,957)
                                                                 ----------------------------












     Decrease in cash and cash equivalents                            (98,356)       (69,418)
     Cash and cash equivalents at beginning of period                  365,423        331,697
---------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of
                              period                                 $ 267,067      $ 262,279
                                                                 ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
            Interest                                                 $ 164,560      $ 140,264
            Taxes                                                       36,674         33,802
     Loans transferred during the year:
            To other real estate owned                               $   3,502      $   9,083
            From other real estate owned                                 5,576         17,440

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

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the third quarter of 1997 was $27.3 million, or $.81 per share, a 10% increase over the $24.9 million, or $.73 per share, reported for the third quarter of last year.

Net interest income for the third quarter of 1997 reached $57.8 million, a 6% increase over the $54.3 million reported for the third quarter of last year.

The quarterly provision for loan losses of $5.0 million was an increase of $1.0 million, or 25%, over the provision for the third quarter of 1996. The reserve for loan losses at quarter-end was $60.0 million, up $5.6 million, or 10%, over the $54.4 million reported at December 31, 1996.

Noninterest income for the third quarter of 1997 was $40.2 million, an 18% increase over the $34.0 million reported for the third quarter of last year.

Operating expenses for the third quarter of 1997 were $52.5 million, an 11% increase over the $47.3 million reported for the third quarter of last year.

Return on assets for the nine months ended September 30, 1997, on an annualized basis, was 1.87%, up over the 1.82% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 22.23%, up over the 21.25% reported for the first nine months of 1996.

STATEMENT OF CONDITION
----------------------

Total assets at September 30, 1997 were $5.91 billion, up $342.1 million, or 6%, over the $5.56 billion reported at December 31, 1996. Total earning assets increased $354.9 million, or 7%, to $5.53 billion over the same period of time. Contributing to this increase were the loan portfolio, which rose $251.1 million, or 7%, and the investment portfolio, which rose $186.5 million, or 15%.

Total loans at September 30, 1997 were $4.02 billion, an increase of $251.1 million, or 7%, over the level of $3.77 billion at December 31, 1996. Contributing to this increase were commercial mortgage loans of $933.1 million, which rose $70.1 million, or 8%, over their prior year-end level; residential mortgage loans of $800.1 million, which rose $121.3 million, or 18%, over their prior year-end level; and consumer loans of $941.6 million, which rose $59.6 million, or 7%, over their prior year-end level.

The investment portfolio at September 30, 1997 was $1.45 billion, an increase of $186.5 million, or 15%, over the level of $1.27 billion at December 31, 1996. Contributing to this increase were U.S. Treasury and government agency securities, which rose $74.5 million, or 9%, to $887.8 million; and other securities, which rose $122.3 million, or 29%, to $542.7 million, due to the acquisition of additional asset-backed securities.

Interest-bearing liabilities at quarter-end were $4.48 billion, up $327.5 million, or 8%, over the prior year-end level of $4.15 billion. Total deposits rose $217.1 million, or 6%. A $207.8 million increase in certificates of deposit $100,000 and over was primarily responsible for this increase, as the Corporation moved into the national market in an effort to diversify its sources of funds. Short-term borrowings at quarter-end rose to $1.14 billion, an increase of $103.5 million, or 10%, over the prior year-end level. A $67.5 million, or 7%, increase in Federal funds purchased and securities sold under agreements to repurchase was primarily responsible for this increase, as asset growth continued to outpace deposit growth for the first nine months of 1997.

Stockholders' equity at September 30, 1997 was $497.2 million, $32.4 million, or 7%, above the prior year-end level, as earnings of $78.5 million, together with $6.8 million in stock issued and $5.2 million in valuation reserve adjustments for the investment portfolio, were offset, in part, by $35.4 million in cash dividends and $22.7 million utilized for the stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the third quarter of 1997 on a fully tax-equivalent ("FTE") basis was $60.2 million. This was a $3.4 million, or 6%, increase over the $56.8 million reported for the third quarter of 1996. For the first nine months of 1997, net interest income was $177.5 million, up $11.8 million, or 7%, over the $165.8 million reported for the first nine months of 1996.

Interest income (FTE) for the third quarter of 1997 rose $8.5 million, or 8%, to $112.4 million from $103.9 million for the third quarter of 1996. Contributing to this increase was a $457.7 million increase in the average level of earning assets for the third quarter of 1997 compared to that for the third quarter of last year. Interest revenues rose $9.3 million as a result of this increase in earning assets, offset, in part, by an $800,000 decrease in interest revenues associated with the lower interest rates earned on those assets. For the first nine months of 1997, the average level of earning assets was $307.8 million higher than that for the corresponding period a year ago, contributing $18.9 million in increased interest revenues. These increases were offset, in part, by a $1.1 million decrease in interest revenues associated with the lower interest rates earned on those assets.

Interest expense for the third quarter of 1997 rose $5.1 million, or 11%, to $52.2 million from the $47.1 million reported for the third quarter of last year. Contributing to this increase was a $397.6 million increase in the average level of interest-bearing liabilities, which resulted in a $4.6 million increase in interest expense. Complementing this $4.6 million increase was a $600,000 increase in interest expense associated with a three-basis point increase in the rate paid for those funds. The average rate the Corporation paid for its funds during the third quarter of 1997 was 3.81%, compared to 3.75% for the third quarter of 1996. For the first nine months of 1997, the average level of interest-bearing liabilities was $255.0 million higher than that for the corresponding period of 1996, resulting in increased interest expense of $8.8 million. This increase was partially offset by a $2.8 million decrease in interest expense associated with the lower interest rates the Corporation paid on its liabilities over that period. For the first nine months of 1997, the average rate the Corporation paid for its funds was 3.74%, compared to 3.81% for the first nine months of 1996.

The Corporation's net interest margin for the third quarter of 1997 was 4.37%, 12 basis points lower than the 4.49% reported for the third quarter a year ago. For the first nine months of 1997, the net interest margin was 4.47%, up five basis points over the 4.42% reported for the first nine months of 1996. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the third quarters and first nine months of 1997 and 1996, respectively.

QUARTERLY ANALYSIS OF EARNINGS



                                                           1997 Third Quarter              1996 Third Quarter

                                               -----------------------------------   ----------------------------------
(in thousands; rates on                           Average        Income/   Average   Average        Income/    Average
 tax-equivalent basis)                            balance        expense      rate   balance        expense       rate
-----------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks              $     ----      $   ----       ----%  $  ----      $    ----       ----%
     Federal funds sold and
          securities purchased
          under agreements to resell               17,252           249       5.65     28,191           408       5.66
-----------------------------------------------------------------------             -----------------------
               Total short-term investments        17,252           249       5.65     28,191           408       5.66
                                               ------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                876,875        13,941       6.38    833,369        13,291       6.36
     State and municipal                           26,977           524       7.78     34,347           679       7.94
     Preferred stock                              128,777         2,630       8.13    122,597         2,480       7.84
     Asset-backed securities                      314,262         5,180       6.61    239,180         3,518       5.88
     Other                                         83,251         1,292       6.24     93,250         1,268       5.45
-----------------------------------------------------------------------             -----------------------
               Total investment securities      1,430,142        23,567       6.60  1,322,743        21,236       6.39
                                               ------------------------------------------------------------------------
     Commercial, financial and
          agricultural                          1,209,106        26,575       8.63  1,162,249        25,807       8.71
     Real estate-construction                     132,816         3,308       9.74    114,363         2,766       9.47
     Mortgage-commercial                          935,487        22,028       9.21    817,644        19,744       9.45
     Mortgage-residential                         792,442        15,133       7.63    693,495        13,434       7.77
     Consumer                                     920,700        21,575       9.28    841,607        20,506       9.67
-----------------------------------------------------------------------             -----------------------
               Total loans                      3,990,551        88,619       8.75  3,629,358        82,257       8.94
                                               ------------------------------------------------------------------------
               Total earning assets            $5,437,945       112,435       8.18 $4,980,292       103,901       8.24
                                               ========================================================================
Funds supporting earning assets
     Savings                                   $  361,885         2,138       2.34 $  364,792         2,150       2.34
     Interest-bearing demand                    1,096,706         7,075       2.56  1,002,106         6,498       2.58
     Certificates under $100,000                1,238,341        17,460       5.59  1,235,809        17,637       5.68
     Certificates $100,000 and over               577,031         8,351       5.66    226,018         3,113       5.39
-----------------------------------------------------------------------             -----------------------
               Total interest-bearing
                  deposits                      3,273,963        35,024       4.23  2,828,725        29,398       4.13
                                               ------------------------------------------------------------------------







     Federal funds purchased and
          securities sold under
          agreements to repurchase              1,156,676        16,381       5.63  1,218,888        16,860       5.51
     U.S. Treasury demand                          42,045           642       5.97     42,428           557       5.14
-----------------------------------------------------------------------             -----------------------
               Total short-term borrowings      1,198,721        17,023       5.64  1,261,316        17,417       5.49
                                               ------------------------------------------------------------------------
     Long-term debt                                43,000           189       1.74     28,000           307       4.36
-----------------------------------------------------------------------             -----------------------
               Total interest-bearing
                  liabilities                   4,515,684        52,236       4.58  4,118,041        47,122       4.55
                                               ------------------------------------------------------------------------
     Other noninterest funds                      922,261          ----       ----    862,251          ----       ----
-----------------------------------------------------------------------             -----------------------
               Total funds used to support
                  earning assets               $5,437,945        52,236       3.81 $4,980,292        47,122       3.75
                                               ========================================================================
Net interest income/yield                                        60,199       4.37                   56,779       4.49
     Tax-equivalent adjustment                                  (2,409)                             (2,459)
                                                              ---------                           ---------
Net interest income                                             $57,790                           $  54,320
                                                              =========                           =========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS



                                                       Year-to-Date 1997                Year-to-Date 1996
                                              ---------------------------------    --------------------------------
(in thousands; rates on                          Average      Income/   Average     Average      Income/   Average
 tax-equivalent basis)                           balance      expense      rate     balance      expense      rate
--------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks             $     ----     $   ----      ----%  $     ----     $   ----      ----%
     Federal funds sold and
          securities purchased under
          agreements to resell                    22,221          961      5.70       24,562        1,041      5.57
---------------------------------------------------------------------              ----------------------
               Total short-term investments       22,221          961      5.70       24,562        1,041      5.57
                                              ----------------------------------------------------------------------
     U.S. Treasury and government
          agencies                               843,752       40,452      6.38      817,163       38,516      6.29
     State and municipal                          30,097        1,796      7.99       36,316        2,168      7.98
     Preferred stock                             131,883        7,269      7.35      134,594        7,571      7.35
     Asset-backed securities                     237,860       11,290      6.33      274,845       12,010      5.83
     Other                                        85,676        3,725      5.81      100,728        4,077      5.41
---------------------------------------------------------------------              ----------------------
               Total investment securities     1,329,268       64,532      6.47    1,363,646       64,342      6.28
                                              ----------------------------------------------------------------------
     Commercial, financial and
          agricultural                         1,225,095       79,913      8.62    1,150,299       76,720      8.78
     Real estate-construction                    127,533        9,168      9.47      111,027        7,938      9.39
     Mortgage-commercial                         901,747       63,658      9.31      792,033       57,456      9.53
     Mortgage-residential                        748,386       43,167      7.70      677,442       39,724      7.83
     Consumer                                    897,491       63,500      9.44      824,964       59,897      9.67
---------------------------------------------------------------------              ----------------------
               Total loans                     3,900,252      259,406      8.82    3,555,765      241,735      8.99
                                              ----------------------------------------------------------------------
               Total earning assets           $5,251,741      324,899      8.21   $4,943,973      307,118      8.23
                                              ======================================================================
Funds supporting earning assets
     Savings                                  $ 362,255         6,347      2.34   $  357,996        6,338      2.36
     Interest-bearing demand                   1,068,902       20,209      2.53    1,000,335       19,450      2.60
     Certificates under $100,000               1,243,198       52,142      5.61    1,241,713       54,150      5.83
     Certificates $100,000 and over              452,098       18,983      5.54      264,276       10,892      5.42
---------------------------------------------------------------------              ----------------------
               Total interest-bearing
                  deposits                     3,126,453       97,681      4.17    2,864,320       90,830      4.23
                                              ----------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase             1,137,216       46,846      5.47    1,171,953       48,011      5.44
     U.S. Treasury demand                         49,993        1,985      5.24       37,423        1,443      5.07
---------------------------------------------------------------------              ----------------------
               Total short-term borrowings     1,187,209       48,831      5.46    1,209,376       49,454      5.43
                                              ----------------------------------------------------------------------
     Long-term debt                               43,000          838      2.61       28,000        1,064      5.08
---------------------------------------------------------------------              ----------------------





               Total interest-bearing
                  liabilities                  4,356,662      147,350      4.50    4,101,696      141,348      4.59
                                              ----------------------------------------------------------------------
     Other noninterest funds                     895,079         ----      ----      842,277         ----      ----
---------------------------------------------------------------------              ----------------------
               Total funds used to support
                  earning assets              $5,251,741      147,350      3.74   $4,943,973      141,348      3.81
                                              ======================================================================
Net interest income/yield                                     177,549      4.47                   165,770      4.42
     Tax-equivalent adjustment                                (7,095)                             (7,751)
                                                            ---------------------------------------------
Net interest income                                          $170,454                            $158,019
                                                            =========                            ========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME


                                                  --------------------------------          -------------------------------
                                                  Three months ended September 30,          Nine months ended September 30,
                                                  --------------------------------          -------------------------------
                                                                         1997/1996                                1997/1996
                                                               Increase (Decrease)                      Increase (Decrease)
                                                                  due to change in                         due to change in
                                                  --------------------------------          -------------------------------
                                                      1             2                           1             2
(in thousands)                                   Volume          Rate         Total        Volume          Rate         Total
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks              $   ----      $   ----      $   ----      $   ----      $   ----     $    ----
     Federal funds sold and
          securities purchased under
          agreements to resell                    (158)           (1)         (159)          (99)            19          (80)
-----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                 investments                      (158)           (1)         (159)          (99)            19          (80)
                                             --------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                       615            35           650         1,347           589         1,936
     State and municipal*                         (144)          (11)         (155)         (375)             3         (372)
     Preferred stock*                                57            93           150         (302)          ----         (302)
     Asset-backed securities                      1,094           568         1,662       (1,624)           904         (720)
     Other*                                       (140)           164            24         (607)           255         (352)
-----------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                     1,572           759         2,331       (1,635)         1,825          190
                                             --------------------------------------------------------------------------------
     Commercial, financial and
          agricultural*                           1,029          (261)          768         4,912       (1,719)        3,193
     Real estate-construction                       440            102          542         1,159            71        1,230
     Mortgage-commercial*                         2,807          (523)        2,284         7,820       (1,618)        6,202
     Mortgage-residential                         1,938          (239)        1,699         4,155         (712)        3,443
     Consumer                                     1,928          (859)        1,069         5,246       (1,643)        3,603
-----------------------------------------------------------------------------------------------------------------------------
               Total loans                        8,139        (1,777)        6,362        23,163       (5,492)       17,671
-----------------------------------------------------------------------------------------------------------------------------
               Total interest income           $  9,318      $   (784)     $  8,534      $ 18,924      $(1,143)     $ 17,781
                                             ================================================================================
Interest expense:
     Savings                                   $   (12)      $    ----     $   (12)      $     75      $   (66)     $      9
     Interest-bearing demand                        615           (38)          577         1,333         (574)          759
     Certificates under $100,000                     36          (213)        (177)            65       (2,073)      (2,008)
     Certificates $100,000 and over               4,835            403        5,238         7,720           371        8,091
-----------------------------------------------------------------------------------------------------------------------------







               Total interest-bearing
                   deposits                       4,635            991        5,626         8,293        (1,442)        6,851
                                             --------------------------------------------------------------------------------
     Federal funds purchased and
          secruities sold under
          agreements to repurchase                (857)            378        (479)       (1,417)            252      (1,165)
     U.S. Treasury demand                           (5)             90           85           483             59          542
-----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                     (878)            484        (394)         (913)            290        (623)
                                             --------------------------------------------------------------------------------
     Long-term debt                                 165          (283)        (118)          570           (796)        (226)
-----------------------------------------------------------------------------------------------------------------------------
               Total interest expense          $  4,560       $    554     $  5,114     $  8,753      $  (2,751)     $  6,002
                                             ================================================================================
Changes in net interest income                                             $  3,420                                  $ 11,779
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

Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the third quarter of 1997 rose $6.3 million, or 18%, to $40.2 million. For the first nine months of 1997, noninterest revenues rose $13.1 million, or 13%, to $113.6 million.

Higher levels of trust and asset management fees were responsible for the majority of both the quarterly and year-to-date increases. Personal trust fees for the third quarter of 1997 rose $2.6 million, or 22%, to $14.2 million, due to increased levels of principal commissions, estate settlement and private banking fees. For the first nine months of 1997, personal trust fees rose $5.9 million, or 17%, to $40.5 million. Corporate trust fees for the third quarter of 1997 rose $1.3 million, or 20%, to $8.0 million, due to increased employment benefit administration fees, equipment leasing fees and corporate/agency income fees. For the first nine months of 1997, corporate trust fees rose $3.3 million, or 17%, to $23.3 million. Asset management fees for the third quarter of 1997 rose $1.4 million, or 25%, to $6.8 million, due primarily to higher mutual fund administration fees. For the first nine months of 1997, asset management fees rose $2.3 million, or 14%, to $19.0 million, due to higher equity management, mutual fund administration and discount brokerage fees.

Service charges on deposit accounts for the third quarter of 1997 rose $900,000, or 19%, to $5.6 million, compared to those for the third quarter of 1996. For the first nine months of 1997, service charges rose $1.5 million, or 11%, to $15.6 million. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase.

Operating expenses for the third quarter of 1997 rose $5.2 million, or 11%, to $52.5 million, over operating expenses for the third quarter of 1996. For the first nine months of 1997, operating expenses were $153.0 million, $12.3 million, or 9%, above those for the third quarter of 1996. Personnel expenses rose $1.9 million, or 6%, to $31.6 million for the quarter, and $7.3 million, or 8%, to $95.7 million for the first nine months of 1997. Contributing to these increases were higher base compensation and bonuses for both the third quarter and year-to-date. Higher health care costs also contributed to the increase, rising $1.1 million, or 14%, for the first nine months of 1997. Other operating expenses rose $1.7 million, or 18%, to $11.2 million for the third quarter of 1997, and $3.3 million, or 11%, to $31.9 million for the first nine months of 1997, due, in part, to increased advertising, consulting, credit card and travel expenses.

Interest Rate Sensitivity
-------------------------

The Corporation's interest rate sensitivity, as measured by gap analysis, increased slightly since the end of the last quarter. At September 30, 1997, the Corporation's one-year cumulative gap, as a percentage of rate-sensitive assets, was a negative 28.1%. At December 31, 1996, the Corporation's one-year cumulative gap was a negative 20.6%.

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

The Corporation enters into interest rate swaps ("swaps") and interest rate floor agreements ("floors") as hedges against fluctuations in the interest rates of identifiable asset categories. The swaps represent an exchange of interest payments computed on notional amounts. The Corporation receives fixed-rate interest payments in return for floating-rate payments on the swaps. At September 30, 1997, the swap portfolio totaled $275 million and had final maturities of between six and 31 months, with a weighted average maturity of 16 months. The floors generate interest payments based on notional amounts when the floating-rate index falls below the fixed-rate strike price. When that index is equal to or above the strike price, no payments are received. A single upfront payment was made to purchase each of the floors. These payments are amortized over each floor's original life.

At September 30, 1997, the floor portfolio totaled $325 million and had final maturities of between 22 and 57 months, with a weighted average maturity of 33 months. The net interest differential which the Corporation currently receives on these swaps and floors is reported under the caption "Interest and fees on loans" in the Corporation's Consolidated Statements of Income, and is recognized over the lives of the respective agreements.




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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 25.00%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the third quarter of 1997 was $5.0 million, an increase of $1.0 million, or 25%, over the $4.0 million provided for the third quarter of 1996. For the first nine months of 1997, the provision was $14.5 million, an increase of $3.5 million, or 32%, over the $11.0 million provided for the first nine months of 1996. The reserve for loan losses at September 30, 1997 was $60.0 million, an increase of $5.6 million, or 10%, over the $54.4 million reported at December 31, 1996. The reserve as a percentage of total period-end loans outstanding was 1.49%, up slightly over the year-end level of 1.44%. Net chargeoffs for the first nine months of 1997 were $8.9 million, up $500,000, or 6%, over net chargeoffs for the first nine months of 1996.

The following table presents the risk elements in the Corporation's loan portfolio:


Risk Elements (in thousands)      September 30, 1997   December 31, 1996    September 30, 1996
----------------------------------------------------------------------------------------------
Nonaccruing                                  $39,483             $40,735               $39,361
Past due 90 days or more                      15,183              20,440                23,585
----------------------------------------------------------------------------------------------
Total                                        $54,666             $61,175               $62,946
                                            ==================================================
Percent of total loans at                      1.36%               1.62%                 1.69%
period-end

Other real estate owned                      $ 3,057             $ 5,131               $ 5,931


Nonaccruing loans at September 30, 1997 were $39.5 million, a decrease of $1.2 million from the $40.7 million reported at December 31, 1996. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at September 30, 1997 totaled $42.5 million, or 1.06% of period-end loans outstanding. This was a decrease of $3.3 million, or 7%, from the $45.9 million, or 1.22% of period-end loans outstanding, reported at December 31, 1996. As a result of the Corporation's ongoing monitoring of its loan portfolio, at September 30, 1997, approximately $7.9 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

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

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the third quarter of 1997 was 12.45%, and its core (Tier 1) leveraged capital ratio was 8.62%. The corresponding ratios at year-end 1996 were 12.01% and 8.59%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

Acquisition of  Interest in Investment Advisor

On October 31, 1997, WT Investments, Inc., a subsidiary of Wilmington Trust Company, entered into an agreement with Cramer, Rosenthal, McGlynn, Inc., an asset management firm headquartered in White Plains, New York ("Cramer"), and its principals. Under this agreement, a new entity, Cramer Rosenthal McGlynn, LLC ("CRM"), will assume the investment management business of Cramer and its affiliates. Cramer performs investment management services on small-capitalization and middle-capitalization companies for institutional and individual clients. The firm has a staff of 52 people and manages over $3.6 billion in assets on a discretionary basis.

Closing is subject to the satisfaction of several customary conditions. At that time, Wilmington Trust will become a 24% owner of CRM, with the balance retained by the current owners of Cramer. Options to acquire additional ownership interests in the company will be distributed to key employees. Wilmington Trust will be able to purchase additional ownership interests in CRM from the other equity owners at fair market value over time upon the occurrence of a number of specified events, including the termination of employment, death, disability or retirement of the individual.

CRM will be managed by a board of five managers. Initially, the board will consist of four people designated by Cramer and one person designated by Wilmington Trust. Wilmington Trust will be entitled to elect a majority of the board when it acquires a majority of the equity interests in the company.

Other Matters

The Corporation has established a company-wide task force to review all computer-based systems and applications and develop a company-wide action plan for the century date change for the year 2000. The Corporation's goal is to have all systems and applications compliant with the century change by December 31, 1998. Preliminary cost estimates have not been finalized, but remediation efforts will be expensed. None of these costs is anticipated to have a material impact on the Corporation's results in any one period. In addition, the Corporation could possibly be affected by the century change to the extent other entities not affiliated with it are unsuccessful in addressing this issue on a timely basis.

Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. After that, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Statement will require the Corporation for the first time to report both basic and fully diluted earnings per share. Under the new requirements, basic earnings per share will exclude the dilutive effect of stock options, while fully diluted earnings per share must include the dilutive effect of stock options, even if that effect is immaterial. The impact of Statement 128 on the calculation of earnings per share for the quarters ended September 30, 1997 and September 30, 1996 is not expected to be material.


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

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which will require reporting of "comprehensive income" and its components in financial statements. "Comprehensive income" will include net income and other items of comprehensive income, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments, which are excluded from net income. This statement is effective for periods beginning after December 15, 1997 and requires the restatement of all prior periods presented. Upon adoption, this statement will result in additional financial statement disclosures.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial disclosures and descriptive information about reportable operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. This statement is effective for periods beginning after December 15, 1997 and requires the restatement of all prior periods presented. Upon adoption, this statement will result in additional financial statement disclosures.

Part II.       Other Information

        Item 1 - Legal Proceedings
                    Not Applicable

        Item 2 - Changes In Securities and Use of Proceeds
                    Not Applicable

        Item 3 - Defaults Upon Senior Securities
                    Not Applicable

        Item 4 - Submission of Matters to a Vote of Security Holders
                    Not Applicable

        Item 5 - Other Information
                    Not Applicable

        Item 6 - Exhibits and Reports on Form 8-K

        The Corporation filed a Report on Form 8-K on October 31, 1997 reporting certain developments under Item 5.

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



Date:   November  14, 1997                  /s/     Ted T. Cecala
                                            ------------------------------------
                                         Name: Ted T. Cecala
                                         Title: Chairman of the Board and
                                                Chief Executive Officer

Date:   November 14, 1997                   /s/    David R. Gibson
                                            ------------------------------------
                                         Name: David R. Gibson
                                         Title: Senior Vice President and
                                                Chief Financial Officer