Form 10-K405
period 1997-12-31
WILMINGTON TRUST CORP
filed 1998-03-30
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         Commission file number: 0-25442

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________


                          WILMINGTON TRUST CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      51-0328154
_______________________________            ____________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 Rodney Square North, Wilmington, Delaware 19890
               ___________________________________________________
               (Address of principal executive offices)(Zip Code)


                                 (302) 651-1000
              _____________________________________________________
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $1.00 Par Value
                          ______________________________
                                (Title of class)


                    Name of Exchange on which Registered: N/A

Securities registered pursuant to Section 12 (g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes    [ ] No


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 28, 1998, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $ 2,021,307,812.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.




         Class                               Outstanding at February 28, 1998
___________________________                  __________________________________
Common Stock, $1 Par Value                              33,525,374



Documents Incorporated                       Part of Form 10-K in which
by Reference                                 Incorporated
___________________________                  __________________________________

(1)  Portions of Proxy Statement for 1998    Part III
     Annual Stockholders' Meeting
     of Wilmington Trust Corporation

(2)  Portions of  Annual Report to           Parts I, II
     Stockholders for fiscal year ended      and IV
     December 31, 1997


* For purposes of this calculation, directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS
PART I

Item 1   Business.............................................................1

Item 2   Properties..........................................................31

Item 3   Legal Proceedings...................................................31

Item 4   Submission of Matters to a Vote of Security Holders.................31


PART II

Item 5   Market for Registrant's Common Stock and Related
         Stockholder Matters.................................................32

Item 6   Selected Financial Data.............................................33

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................................34

Item 7A  Qualitative and Quantitative Disclosure About Market Risk...........34

Item 8   Financial Statements and Supplementary Data.........................34

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................35

PART III

Item 10  Directors and Executive Officers of the Registrant..................35

Item 11  Executive Compensation..............................................35

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..........................................................35

Item 13  Certain Relationships and Related Transactions......................35

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.........................................................35

                                     PART I

ITEM 1 - BUSINESS

         Wilmington Trust Corporation, a Delaware corporation (the "Corporation"), was incorporated under the laws of Delaware in 1985, but remained inactive until 1990. On August 22, 1991, the Corporation became the parent holding company of Wilmington Trust Company, a Delaware-chartered bank and trust company and the Corporation's principal subsidiary (the "Bank"). The Corporation's principal place of business is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890, and its telephone number is (302) 651-1000.

         The Corporation was organized primarily to become the holding company of the Bank. As such, the Corporation's principal role at present is to supervise and coordinate the Bank's activities and provide it with capital and services. Virtually all of the Corporation's income historically has been from dividends received from the Bank. The Corporation's current staff principally consists of its management, who are executive officers generally serving in similar capacities for the Bank. The Corporation from time to time utilizes the Bank's support staff.

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

         In October 1993, the Corporation acquired Freedom Valley Bank, a Pennsylvania-chartered commercial bank with four branches in Chester and Delaware Counties, Pennsylvania. In January 1994, Freedom Valley Bank acquired trust powers and, in February 1994, its name was changed to Wilmington Trust of Pennsylvania. It now has six branch offices. The Corporation supervises and coordinates the activities of Wilmington Trust of Pennsylvania.

         In June 1994, the Corporation formed Wilmington Trust FSB, a Federally-chartered savings bank with trust powers, headquartered in Salisbury, Maryland. During 1994, Wilmington Trust FSB acquired one branch of the former John Hanson Federal Savings Bank and two branch locations of the former Second National Federal Savings Bank from the Resolution Trust Corporation. In November 1995, Wilmington Trust FSB merged with Wilmington Trust of Florida, National Association, a national association with trust powers headquartered in Florida, which previously was a separate subsidiary of the Bank. As a result of that transaction, Wilmington Trust FSB now also has three branch locations in Florida. In addition, it operates trust agency offices in Easton, Maryland and Las Vegas, Nevada. The Bank, Wilmington Trust of Pennsylvania and Wilmington Trust FSB sometimes are hereinafter collectively referred to as the "Banks."

         As of December 31, 1997, the Corporation had total assets of $6.12 billion and total stockholders' equity of $503.0 million. On that date, 33,478,113 shares of the Corporation's common stock were issued and outstanding, which were held by 10,164 shareholders of record. At December 31, 1997, total loans outstanding were approximately $4.0 billion.

Lending Activities

         The Bank historically has concentrated its banking activities within Delaware. Wilmington Trust of Pennsylvania concentrates its banking activities in Pennsylvania. Wilmington Trust FSB concentrates its banking activities in Maryland and Florida. The banking operations and the assets and liabilities of the Bank are significantly more extensive than those of Wilmington Trust of Pennsylvania or Wilmington Trust FSB.

         Residential Mortgage Loans

         The Banks directly originate or purchase residential first mortgage loans. These loans are secured principally by properties located in Delaware, Pennsylvania, Maryland and Florida. A third-party servicer generally services residential mortgage loans which are not subsequently resold on behalf of the Bank.

         Management believes that the Banks maintain excellent relationships with correspondent lenders in their market areas from which they purchase residential mortgage loans. In addition, the Banks foster public awareness of their residential mortgage loan products through television and newspaper advertising and direct mail.

         The Banks offer both fixed and adjustable rates of interest on residential mortgage loans, with terms ranging up to 30 years. Adjustable rate mortgage ("ARM") loans increase the responsiveness of the Banks' loan portfolios to changes in market interest rates. However, ARM loans generally carry lower initial interest rates than fixed-rate loans with comparable maturities. In light of their sensitivity to changes in interest rates, the terms of ARM loans may increase the possibility of delinquencies in periods of high interest rates. The majority of residential mortgage loans the Banks have originated or purchased in recent periods have been fixed-rate loans.

         Commercial Loans

         The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. Such loans generally involve greater risks than one-to-four family residential mortgage loans. Commercial and multi-family real estate loans usually are larger than one-to-four family residential mortgage loans. Since repayment of loans secured by commercial and multi-family residential properties often is dependent on the successful operation and management of those properties, repayment of these loans may be subject to a greater extent to adverse conditions in the real estate market or the economy generally than loans secured by one-to-four family residential properties. In addition, the commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. The Banks seek to minimize these risks in a number of ways, including: (1) limiting the size of their individual commercial and multi-family real estate loans; (2) monitoring the aggregate size of their commercial and multi-family housing loan portfolios;
(3) generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price; (4) requiring in most instances that the financed project generates cash flow adequate to meet required debt service payments; and (5) requiring that the Banks have recourse to the borrower and guarantees from the borrower's principals in most instances.

         The Banks also make other types of commercial loans to businesses located in their market areas. Lines of credit, term loans and demand loans are offered to finance, among other things, working capital, accounts receivable, inventory and equipment purchases. Typically, such commercial loans have terms not exceeding seven years, and bear interest either at fixed rates or at rates fluctuating with a designated interest rate. These loans frequently are secured by the borrower's assets and, in many cases, are further collateralized by guarantees of the borrower's owners and/or their principal officers.

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

         The Banks limit real estate secured commercial loans to individuals and organizations with a demonstrated capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The borrower's cash flow is a critical component of the underwriting process for these loans. The Banks monitor the performance of these loans by reviewing each such loan at least annually.

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

Deposit Activities

         Deposit accounts represent the most important source of the Banks' funds for use in lending and investment activities, and for general business purposes. The Banks also derive funds from, among other sources, borrowings, the amortization and repayment of outstanding loans, earnings and maturities of investment securities.

         The Banks' deposit accounts include demand checking accounts, term certificates of deposit, money market deposit accounts, NOW accounts and regular savings and club accounts. Retirement plan accounts (including individual retirement accounts, Keogh accounts and simplified employee pension plans) for investment in the Banks' various deposit accounts also are offered. Consumer deposits are attracted principally from the Banks' primary market areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Personal Trust Activities

         The Corporation is one of the nation's largest personal trust institutions, serving a client base that is national in scope. The Corporation offers trust administration, investment management, private banking, custody, estate and financial planning and estate settlement services for its personal trust clients. A staff of attorneys is available to review wills, trusts, powers of attorney, living wills and other estate planning documents for the Corporation's trust clients. The Corporation's offices in Delaware, Pennsylvania, Maryland and Florida provide convenient access to customers in these key markets.

Corporate Trust Activities

         The Corporation is a major provider of trust and administrative services for customers who benefit from Delaware's favorable tax and legal environment. These customers include passive investment companies, business trusts, limited liability companies and limited partnerships. The Corporation serves as the owner or indenture trustee for a variety of corporate, municipal and derivative securities, including those secured by mortgage-backed collateral, residential and commercial mortgage loans, leases, credit card receivables, franchises, timeshares and many other assets that have been included in innovative financing structures. The Corporation participates as owner or indenture trustee for equipment leasing trusts involving, among other things, aircraft, power generating facilities, communication lines, satellites and vessels. The Corporation also serves as collateral or liquidating trustee in corporate debt restructurings, reorganizations and merger transactions. These afford the opportunity to cross-sell custody and asset management services. The Corporation's office in Nevada also provides these corporate trust services. In addition, the Corporation provides trust and custody services for a variety of tax-qualified employee benefit plans, including defined benefit plans, 401(k) plans and executive compensation arrangements.

Asset Management

         The Corporation provides institutional investment advisory services for clients across the country, including tax-qualified defined benefit and defined contribution pension plans, endowment and foundation funds and taxable and tax-exempt cash portfolios. The Corporation also offers the proprietary family of Rodney Square Mutual Funds. Through its personal investment centers, the Corporation offers investment services throughout the Banks' branch offices.


         As of December 31, 1997, the Corporation in the aggregate had discretionary trust assets totaling approximately $39 billion and non-discretionary trust assets totaling approximately $76 billion, for a combined total of $115 billion. Approximately $20 billion of these were personal trust assets, of which more than $15.5 billion were discretionary, and more than $28 billion were ERISA assets, of which approximately $19 billion were discretionary.

Other Activities

         Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 1997, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.70 billion, or 27.7% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Investment decisions are made by designated members of the Bank's management. The Banks have established limits on the types and amounts of investments they may make.

         Subsidiaries

         The Bank has 19 wholly-owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with those of the Corporation for financial reporting purposes. These subsidiaries provide additional services to the Corporation's customers. Among those subsidiaries are the following:

         1. Brandywine Insurance Agency, Inc., a licensed insurance agent and broker for life, casualty and property insurance;

         2.   Brandywine Finance Corporation, a finance company;

         3. Brandywine Life Insurance Company, Inc., a reinsurer of credit life insurance written in connection with closed-end consumer loans made by the Bank;

         4. Delaware Corporate Management, Inc., which maintains and provides custodial and other services for Delaware holding companies holding intangible assets in Delaware;

         5.   Rodney Square Distributors, Inc., a registered broker-dealer;

         6. Rodney Square Management Corporation, a registered investment adviser which performs mutual fund investment advisory services for certain of the mutual funds described below;

         7. WTC Corporate Services, Inc., a sales production company for corporate trust customers;

         8. Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser; and

         9. WT Investments, Inc., which holds investments in two asset management firms and warrants in a broker-dealer.

In addition, Rodney Square Distributors, Inc. serves as the distributor for the following mutual funds:

         1. The Rodney Square Fund, a fund consisting of a money market portfolio and a United States government securities portfolio;

         2. The Rodney Square Tax-Exempt Fund, a fund investing in short-term municipal obligations whose interest income is principally exempt from Federal income tax;

         3. The Rodney Square Strategic Fixed-Income Fund, a fund consisting of the Diversified Income Portfolio, which invests primarily in investment grade, fixed-income securities, and the Municipal Income Portfolio, which invests primarily in municipal securities exempt from Federal taxation; and

         4. The Rodney Square Multi-Manager Fund, a fund consisting of a growth portfolio.

         In January 1998, a subsidiary of the Corporation acquired a 24% ownership interest in Cramer Rosenthal McGlynn, LLC, an investment management firm with $3.8 billion of discretionary assets under management at December 31, 1997. Cramer Rosenthal McGlynn, LLC specializes in small- and middle-capitalization companies and has offices in White Plains and New York City.


         Competition

         The Corporation believes that the banking market in Delaware is different from that in most states, in that the deposit and asset sizes of all of Delaware's banking institutions do not disclose the true nature of competition within the state. In the 1980s, Delaware's legislature enacted several banking laws which invited out-of-state bank holding companies to organize banks located in Delaware, as long as the holding companies did not operate those banks in ways that competed to the substantial detriment of indigenous Delaware institutions such as the Bank. During the nonbank phenomena of the 1980s, five of Delaware's indigenous banks were acquired by entities which were not bank holding companies. The Corporation, with assets of $6.1 billion at December 31, 1997, is the largest bank holding company in Delaware providing a full range of commercial and personal banking services.

         The Banks have substantial competition for both deposits and loans. Many of the Banks' competitors are substantially larger and have substantially greater financial resources than the Corporation and the Banks. The most direct competition for deposits historically has come from savings banks, savings and loan associations and commercial banks located in the Banks' principal market areas. Currently, additional competition for deposits is encountered from dealers in government securities and deposit brokers serving out-of-area banks. The Banks compete for deposits by focusing on customer service and offering a variety of deposit accounts at rates generally competitive with those of other financial institutions. In 1997, the Bank commenced selling certificates of deposit in the national deposit markets.

         Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Banks compete for loans principally by the services they provide to borrowers and through the interest rates and loan fees they charge. See also "Regulation and Supervision of the Corporation and the Banks." Competition for trust and asset management business comes principally from banks, trust companies, investment advisors, mutual fund companies and insurance companies.

         Asset Quality

         Nonperforming assets, including nonaccruing loans and other real estate owned, can result in credit losses and require the Corporation to establish provisions for loan losses. Slow economic conditions or deterioration in commercial and real estate markets may impair the ability of certain borrowers to repay their loans in full on a timely basis. In that event, the Corporation would expect increased levels of nonperforming assets, credit losses and the need to increase provisions for loan losses.

         To minimize the likelihood and impact of these conditions, the Corporation regularly monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industries. An integral part of this process is a regular analysis of all past due loans and the establishment of provisions for loan losses. The Corporation's determination of the adequacy of its reserves is based upon an evaluation of classified loans and other assets, past loss experience, current economic and real estate market conditions, diversification of the loan portfolio, detailed loan reviews, the financial and managerial strength of its borrowers, the adequacy of underlying collateral and any regulatory recommendations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality and Loan Loss Provision" in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.


Staff Members

         On December 31, 1997, the Corporation and its wholly-owned subsidiaries had 2,428 full-time equivalent employees. The Corporation considers its and its subsidiaries' relationships with these employees to be good. The Corporation and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, group life, health and accident plans.

Industry Guide 3 Tables

     The following table presents a rate/volume analysis of net interest income:


                                                 ----------------------------------------------------------------------------
                                                                           1997/1996                                1996/1995
                                                                 Increase (Decrease)                      Increase (Decrease)
                                                                    due to change in                         due to change in
                                                 ----------------------------------------------------------------------------
(in thousands)                                     Volume(1)     Rate(2)       Total        Volume(1)     Rate(2)       Total
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
    Time deposits in other banks                 $     --      $    --      $     --      $     --      $    --      $     --
    Federal funds sold and securities
        purchased under agreements to resell         (228)          33          (195)          528          (89)          439
-----------------------------------------------------------------------------------------------------------------------------
         Total short-term investments                (228)          33          (195)          528          (89)          439
                                                 ----------------------------------------------------------------------------

    U.S. Treasury and government agencies           3,165          903         4,068        13,599          730        14,329
    State and municipal *                            (606)          --          (606)         (491)         243          (248)
    Preferred stock *                                (299)         147          (152)       (1,381)       1,574           193
    Asset-backed securities                           762        1,656         2,418        (1,739)         956          (783)
    Other *                                          (590)         347          (243)          (52)        (222)         (274)
-----------------------------------------------------------------------------------------------------------------------------
         Total investment securities                2,432        3,053         5,485         9,936        3,281        13,217
                                                 ----------------------------------------------------------------------------

    Commercial, financial and agricultural *        4,511       (1,884)        2,627         7,941       (4,009)        3,932
    Real estate-construction                        1,643          187         1,830         1,222         (811)          411
    Mortgage - commercial *                         9,388       (1,999)        7,389         5,413       (1,786)        3,627
    Mortgage - residential                          6,362       (1,519)        4,843         3,910         (703)        3,207
    Installment loans to individuals                7,050       (2,038)        5,012           961       (1,161)         (200)
-----------------------------------------------------------------------------------------------------------------------------
         Total loans                               28,954       (7,253)       21,701        19,447       (8,470)       10,977
-----------------------------------------------------------------------------------------------------------------------------
         Total interest income                   $ 31,158      $(4,167)     $ 26,991      $ 29,911      $(5,278)     $ 24,633
                                                 ============================================================================

Interest expense:
    Savings                                      $     98      $   (64)     $     34      $    (12)     $  (260)     $   (272)
    Interest-bearing demand                         1,833         (402)        1,431           704         (995)         (291)
    Certificates under $100,000                        47       (2,425)       (2,378)        9,160        1,395        10,555
    Certificates $100,000 and over                 12,363          771        13,134         6,547          112         6,659
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits           14,341       (2,120)       12,221        16,399          252        16,651
                                                 ----------------------------------------------------------------------------

    Federal funds purchased and securities
        sold under agreements to repurchase        (1,060)         754          (306)       (2,511)      (6,238)       (8,749)
    U.S. Treasury demand                              612           72           684          (107)        (274)         (381)
-----------------------------------------------------------------------------------------------------------------------------
         Total short-term borrowings                 (448)         826           378        (2,618)      (6,512)       (9,130)
                                                 ----------------------------------------------------------------------------
    Long-term debt                                    578       (1,183)         (605)        1,192          (61)        1,131
-----------------------------------------------------------------------------------------------------------------------------
         Total interest expense                  $ 14,471      $(2,477)     $ 11,994      $ 14,973      $(6,321)     $  8,652
                                                 ============================================================================

Changes in net interest income                                              $ 14,997                                 $ 15,981
                                                                            =========                                =========
-----------------------------------------------------------------------------------------------------------------------------



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

The maturity distribution of the Corporation's investment securities held to maturity follows:


                                                                            ---------------------------------------
                                                                              Market    Amortized          Weighted
December 31, 1997  (in thousands)                                              value         Cost     average yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
     After 1 but within 5 years                                             $212,078     $211,924              6.52%
     After 10 years                                                            7,088        7,212              7.01
-------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $267,502 in 1996 and $236,444 in 1995)      219,166      219,136              6.53
-------------------------------------------------------------------------------------------------------------------
State and municipals:
     Within 1 year                                                             1,005        1,000              5.35
     After 1 but within 5 years                                                2,374        2,272              5.86
     After 5 but within 10 years                                               3,932        3,830              6.03
     After 10 years                                                            5,884        5,641              6.07
-------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $19,121 in 1996 and $20,822 in 1995)         13,195       12,743              5.96
-------------------------------------------------------------------------------------------------------------------
Asset-backed securities:
     Within 1 year                                                               124          125              3.34
     After 1 but within 5 years                                                6,663        6,704              5.55
     After 5 but within 10 years                                              25,737       25,637              6.39
     After 10 years                                                           68,927       68,662              6.74
-------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $181,009 in 1996 and $193,269 in 1995)      101,451      101,128              6.59
-------------------------------------------------------------------------------------------------------------------
        Total investment securities held to maturity (amortized cost of
            $467,632 in 1996 and $450,535 in 1995)                          $333,812     $333,007              6.52%
===================================================================================================================

Note:    Weighted average yields are  not on a tax-equivalent basis.

The maturity distribution of the Corporation's investment securities available for sale follows:


                                                                            ------------------------------------------
                                                                                Market      Amortized         Weighted
December 31, 1997  (in thousands)                                                value           Cost    average yield
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
    Within 1 year                                                           $   96,701     $   96,600            5.49%
    After 1 but within 5 years                                                 498,889        494,403            6.33
    After 5 but within 10 years                                                185,574        184,135            6.71
    After 10 years                                                               9,355          9,080            7.18
----------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $545,330 in 1996 and $530,804 in 1995)        790,519        784,218            6.33
----------------------------------------------------------------------------------------------------------------------
State and municipals:
    Within 1 year                                                                  674            668            4.90
    After 1 but within 5 years                                                   5,493          5,471            4.14
    After 5 but within 10 years                                                    540            520            7.68
    After 10 years                                                               1,300          1,299            2.46
----------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $13,176 in 1996 and $18,533 in 1995)            8,007          7,958            4.16
----------------------------------------------------------------------------------------------------------------------
Preferred stock:
    Within 1 year                                                               93,464         93,030            5.57
    After 1 but within 5 years                                                  31,133         31,485            9.04
    After 5 but within 10 years                                                 34,469         30,812            8.75
----------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $139,186 in 1996 and $153,894 in 1995)        159,066        155,327            6.93
----------------------------------------------------------------------------------------------------------------------
Asset-backed securities:
    After 1 but within 5 years                                                   4,898          4,862            6.78
    After 5 but within 10 years                                                 46,876         46,348            6.79
    After 10 years                                                             226,863        226,314            6.77
----------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $16,096 in 1996 and $107,852 in 1995)         278,637        277,524            6.77
----------------------------------------------------------------------------------------------------------------------
Other:
    Within 1 year                                                               64,239         63,889            5.60
    After 1 but within 5 years                                                  15,421         15,263            6.34
    After 5 but within 10 years                                                    514            500            7.49
----------------------------------------------------------------------------------------------------------------------
        Total (amortized cost of $83,161 in 1996 and $92,317 in 1995)           80,174         79,652            5.75
----------------------------------------------------------------------------------------------------------------------
        Total investment securities available for sale (amortized cost
           of $796,949 in 1996 and $903,400 in 1995)                        $1,316,403     $1,304,679            6.43%
======================================================================================================================


Note:    Weighted average yields are not on a tax-equivalent basis.

The following is a summary of period-end loan balances by loan category:







December 31  (in thousands)         1997             1996             1995             1994             1993
---------------------------------------------------------------------------------------------------------------

Commercial, financial and
   agricultural                 $ 1,207,930      $ 1,237,061      $ 1,159,434      $ 1,006,630      $   924,886
Real estate-construction            145,097          123,111          104,871          110,587          122,329
Mortgage-commercial                 884,146          862,974          770,304          733,154          654,241
Mortgage-residential                813,116          678,800          669,658          618,211          609,108
Installment loans to
   individuals                      954,486          881,994          823,381          818,599          734,943
---------------------------------------------------------------------------------------------------------------
  Total loans, gross              4,004,775        3,783,940        3,527,648        3,287,181        3,045,507

Less:  unearned income              (10,840)         (12,456)          (5,733)          (2,948)          (2,214)
---------------------------------------------------------------------------------------------------------------
   Total loans                  $ 3,993,935      $ 3,771,484      $ 3,521,915      $ 3,284,233      $ 3,043,293
===============================================================================================================

The following table sets forth the allocation of the Corporation's reserve for loan losses for the past five years:




                               ---------------------------------------------------------------------------------------------------
                                            1997                 1996                1995                 1994                1993
                               -----------------    -----------------    ----------------     ----------------    ----------------
                                      % of loans           % of loans          % of loans           % of loans          % of loans
                                         in each              in each             in each              in each             in each
                                     category of          category of         category of          category of         category of

December 31  (in thousands)    Amount  net loans    Amount  net loans    Amount net loans     Amount net loans    Amount net loans
----------------------------------------------------------------------------------------------------------------------------------

Commercial, financial and
   agricultural                  $27,023     30%     $22,770      33%     $21,209      33%     $21,777      31%    $20,804      30%
Real estate-construction           1,977      4        2,000       3        1,697       3        3,696       3       3,979       4
Mortgage-commercial               12,645     22       15,126      23       13,949      22       10,643      22       8,933      22
Mortgage-residential                 710     20          700      18          668      19          608      19         605      20
Installment loans to
   individuals                    12,440     24       12,283      23       11,245      23        9,234      25       8,125      24
Unallocated                        9,010     --        1,482      --        1,099      --        2,711      --       8,917      --
----------------------------------------------------------------------------------------------------------------------------------
   Total                         $63,805    100%     $54,361     100%     $49,867     100%     $48,669     100%    $51,363     100%
==================================================================================================================================

An analysis of loan maturities and interest rate sensitivity of the Corporation's commercial and real estate construction loan portfolios follows:

                                          ----------------------------------------------------
                                          Less than    One through         Over          Total
December 31, 1997  (in thousands)          one year     five years   five years    gross loans
----------------------------------------------------------------------------------------------
Commercial, financial and agricultural     $724,587       $285,279     $198,064     $1,207,930
Real estate-construction                     42,338         88,258       14,501        145,097
----------------------------------------------------------------------------------------------
    Total                                  $766,925       $373,537     $212,565     $1,353,027
==============================================================================================
Loans with predetermined rate              $ 86,168       $101,372     $ 72,721     $  260,261
Loans with variable rate                    680,757        272,165      139,844      1,092,766
----------------------------------------------------------------------------------------------
    Total                                  $766,925       $373,537     $212,565     $1,353,027
==============================================================================================


The following table presents a comparative analysis of the risk elements contained in the Corporation's loan portfolio at year-end(1):


                                       -----------------------------------------------------------
December 31  (in thousands)               1997         1996         1995         1994         1993
--------------------------------------------------------------------------------------------------
Nonaccruing                            $28,669      $40,735      $33,576      $28,851      $21,983
Past due 90 days or more                15,523       20,440       19,346       21,027       14,153
--------------------------------------------------------------------------------------------------
    Total                              $44,192      $61,175      $52,922      $49,878      $36,136
==================================================================================================
Percent of total loans at year-end        1.11%        1.62%        1.50%        1.52%        1.30%
--------------------------------------------------------------------------------------------------
Other real estate owned                $ 3,738      $ 5,131      $14,288      $17,601      $20,167
==================================================================================================

-------------------

1 The Corporation's policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Stockholders for the fiscal year ended December 31, 1997, which is incorporated by reference herein.

The following table sets forth an analysis of the Corporation's provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in the Corporation's statement of condition(1):


                                                    -----------------------------------------------------------
For the year ended December 31  (in thousands)         1997         1996         1995         1994         1993
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period      $54,361      $49,867      $48,669      $51,363      $46,962
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses of acquired company              --           --           --           --        3,054
---------------------------------------------------------------------------------------------------------------

Loans charged off:
     Commercial, financial and agricultural           6,105        3,811        4,333        5,878        2,960
     Real estate-construction                           184           94          444           46           55
     Mortgage - commercial                              187        2,475        2,484          934        1,547
     Mortgage - residential                             236          285           32          182           77
     Installment loans to individuals                 9,475        7,990        6,989        5,725        5,920
---------------------------------------------------------------------------------------------------------------
         Total loans charged off                     16,187       14,655       14,282       12,765       10,559
                                                    -----------------------------------------------------------

Recoveries on amounts previously charged off:
     Commercial, financial and agricultural             891        1,160          992        3,126          471
     Real estate-construction                             1            4            1           --           --
     Mortgage-commercial                                948           17           25          161           16
     Mortgage-residential                                 1            1            1            3            3
     Installment loans to individuals                 2,290        1,967        2,181        2,231        1,916
---------------------------------------------------------------------------------------------------------------
         Total recoveries                             4,131        3,149        3,200        5,521        2,406
                                                    -----------------------------------------------------------
Net loans charged off                                12,056       11,506       11,082        7,244        8,153
---------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses             21,500       16,000       12,280        4,550        9,500
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period            $63,805      $54,361      $49,867      $48,669      $51,363
===============================================================================================================
Ratio of net loans charged off to average loans        0.31%        0.32%        0.33%        0.23%        0.28%

-----------------

1 The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed on pages 21 and 22 of its Annual Report to Stockholders for the fiscal year ended December 31, 1997, which are incorporated by reference herein.

The following table presents a summary of the Corporation's deposits based on average daily balances over the last three years:

                                                  ----------------------------------------------------------------------------
                                                                   1997                        1996                       1995
                                                  ---------------------      ----------------------      ---------------------
                                                    Average     Average         Average     Average         Average    Average
For the year ended December 31 (in thousands)        amount        rate          amount        rate          amount       rate
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                       $  678,683          --      $  633,066          --      $  580,928         --
Interest-bearing deposits:
  Savings                                           360,689        2.35%        356,542        2.36%        357,048       2.44%
  Interest-bearing demand                         1,078,685        2.54       1,007,652        2.58         981,379       2.68
  Certificates under $100,000                     1,246,240        5.59       1,245,436        5.79       1,084,165       5.68
  Certificates $100,000 and over                    506,089        5.65         281,314        5.50         161,403       5.46
------------------------------------------------------------------------------------------------------------------------------
  Total                                          $3,870,386                  $3,524,010                  $3,164,923
==============================================================================================================================


The maturity of the Corporation's time deposits of $100,000 or more is as follows:

                                 -----------------------------------
                                  Certificates   All other interest-
December 31, 1997                   of deposit      bearing deposits
--------------------------------------------------------------------
Three months or less              $    378,562          $    364,755

Over three through six months          192,172                    --

Over six through twelve                 44,186                    --
months

Over twelve months                      21,291                    --
--------------------------------------------------------------------
Total                             $    636,211          $    364,755
====================================================================

An analysis of the Corporation's rate-sensitive assets and liabilities follows:

                                                                          Repricing or Maturity(1)
                                         -------------------------------------------------------------------------------------


                                                                  1-30             31-90            91-180           181-365
December 31, 1997  (in thousands)              Total              days              days              days              days
------------------------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
  Loans and leases                       $ 3,993,935       $ 1,679,475       $   151,259       $   212,382       $   224,158
  Money market assets                         50,000            50,000                --                --                --
  Investments                              1,649,410           118,093           122,698           163,095           122,095
------------------------------------------------------------------------------------------------------------------------------
  Total rate-sensitive assets            $ 5,693,345       $ 1,847,568       $   273,957       $   375,477       $   346,253
                                         -------------------------------------------------------------------------------------

Rate-sensitive liabilities:
  Savings and interest-bearing
       demand                            $ 1,493,004       $ 1,493,004       $        --       $        --       $        --
  Certificates under $100,000              1,247,302           168,612           146,895           204,748           358,236
  Certificates $100,000 and over             636,211            96,026           282,536           192,172            44,186
  Short-term borrowings                    1,307,577           771,577           461,000            75,000                --
  Other interest-bearing liabilities          43,000                --                --                --                --
------------------------------------------------------------------------------------------------------------------------------
  Total rate-sensitive liabilities       $ 4,727,094       $ 2,529,219       $   890,431       $   471,920       $   402,422
                                         -------------------------------------------------------------------------------------


Interest-rate swaps (2)                  $   275,000       $   225,000       $    50,000       $        --       $        --

Interest-rate floors (2)                     325,000            50,000           275,000                --                --
------------------------------------------------------------------------------------------------------------------------------

Rate-sensitive gap                                         $  (956,651)      $  (941,474)      $   (96,443)      $   (56,169)
                                                           ===================================================================

Cumulative gap                                             $  (956,651)      $(1,898,125)      $(1,994,568)      $(2,050,737)
                                                           ===================================================================

Cumulative gap as a percentage
  of rate-sensitive assets                                       (16.8)%           (33.3)%           (35.0)%           (36.0)%
------------------------------------------------------------------------------------------------------------------------------


                                                          Repricing or Maturity(1)
                                         -----------------------------------------------

                                                    Total
                                                   1 year           1 - 5         Over 5
December 31, 1997  (in thousands)                 or less           years          years
----------------------------------------------------------------------------------------
Rate-sensitive assets:
  Loans and leases                            $ 2,267,274      $  777,764     $  948,897
  Money market assets                              50,000              --             --
  Investments                                     525,981         974,586        148,843
----------------------------------------------------------------------------------------
  Total rate-sensitive assets                 $ 2,843,255      $1,752,350     $1,097,740
                                         -----------------------------------------------

Rate-sensitive liabilities:
  Savings and interest-bearing
       demand                                 $ 1,493,004      $       --     $       --
  Certificates under $100,000                     878,491         331,845         36,966
  Certificates $100,000 and over                  614,920          20,722            569
  Short-term borrowings                         1,307,577              --             --
  Other interest-bearing liabilities                   --              --         43,000
----------------------------------------------------------------------------------------
  Total rate-sensitive liabilities            $ 4,293,992      $  352,567     $   80,535
                                         -----------------------------------------------


Interest-rate swaps (2)                       $   275,000      $       --     $       --

Interest-rate floors (2)                          325,000              --             --
----------------------------------------------------------------------------------------

Rate-sensitive gap                            $(2,050,737)     $1,399,783     $1,017,205
                                         ===============================================

Cumulative gap                                                 $ (650,954)    $  366,251
                                         ===============================================

Cumulative gap as a percentage
  of rate-sensitive assets                                           (11.4)%        6.4%
----------------------------------------------------------------------------------------


1 Certain assumptions are made in assigning assets and liabilities to specific periods, including use of estimated prepayments for mortgage-backed securities, the exclusion of seasonal balances, and adjustment of selected deposit accounts in which inflows and outflows have not historically been affected by changes in interest rates.

2 Interest rate swaps and floors are used to hedge selected pools of assets and have a weighted average remaining maturity of approximately
     1.1 and 2.5 years, respectively.

A summary of short-term borrowings at December 31, is as follows (in thousands):


-------------------------------------------------------------------------------------------------------------
                                                                              Securities sold   U.S. Treasury
                                                             Federal funds   under agreements          demand
                                                                 purchased      to repurchase           notes
-------------------------------------------------------------------------------------------------------------
1997

Balance at December 31                                          $1,041,511           $204,776         $61,290
Weighted average interest rate at balance sheet date                   5.9%               4.8%            5.2%
Maximum amount outstanding at any month-end                     $1,041,511           $253,111         $95,000
Approximate average amount outstanding during the period        $  946,161           $195,945         $46,108
Weighted average interest rate for average amounts
     outstanding during the period                                     5.7%               4.8%            5.3%
-------------------------------------------------------------------------------------------------------------
1996

Balance at December 31                                          $  781,900           $201,117         $53,526
Weighted average interest rate at balance sheet date                   5.5%               5.2%            5.3%
Maximum amount outstanding at any month-end                     $1,043,525           $230,906         $95,002
Approximate average amount outstanding during the period        $  977,288           $184,233         $34,241
Weighted average interest rate for average amounts
     outstanding during the period                                     5.6%               4.9%            5.2%
-------------------------------------------------------------------------------------------------------------
1995

Balance at December 31                                          $1,006,012           $160,151         $29,389
Weighted average interest rate at balance sheet date                   5.8%               5.1%            4.8%
Maximum amount outstanding at any month-end                     $1,201,675           $230,427         $94,987
Approximate average amount outstanding during the period        $1,051,944           $151,428         $36,044
Weighted average interest rate for average amounts
     outstanding during the period                                     6.1%               5.1%            6.0%
-------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 75 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of the Corporation's funding sources by deposit type:


                                          ---------------------------------
(based on daily average balances)           1997         1996         1995
---------------------------------------------------------------------------
Savings                                     7.13%        7.55%        8.11%
Interest-bearing demand                    21.32        21.35        22.28
Certificates of deposit                    34.64        32.35        28.28
Short-term borrowings                      23.49        25.34        28.14
Demand deposits                            13.42        13.41        13.19
--------------------------------------------------------------------------
      Total                               100.00%      100.00%      100.00%
==========================================================================



The following table presents an analysis of the Corporation's return on assets and return on equity over the last three years:



                                       ---------------------------------
                                         1997         1996         1995
------------------------------------------------------------------------
Return on assets                         1.87%        1.83%        1.83%
Return on stockholders' equity          22.15        21.38        20.70
Dividend payout                         44.76        45.58        45.70
Equity to asset                          8.43         8.57         8.82
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

         Under the BHCA, the following transactions require the FRB's prior approval: (1) any action which causes a bank or other company to become a bank holding company; (2) any action which causes a bank to become a subsidiary of a bank holding company; (3) the acquisition by a bank holding company of direct or indirect ownership or control of any voting securities of a bank or bank holding company if the acquisition results in the acquiring bank holding company's control of more than five percent of the outstanding shares of any class of voting securities of the target bank or bank holding company; (4) the acquisition by a bank holding company or one of its subsidiaries, other than a bank, of all or substantially all of a bank's assets; and (5) the merger or consolidation of bank holding companies, including a merger through a purchase of assets and assumption of liabilities.

         A bank holding company and its subsidiaries generally may not, with certain exceptions, engage in, acquire or control, directly or indirectly, voting securities or assets of a company engaged in any activity other than (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These include any incidental activities which are necessary to carry on such activities, provided the bank holding company has obtained the FRB's prior approval for the activity. Under the FRB's regulations, bank holding companies and their subsidiaries generally are permitted to engage in such non-banking activities as: (1) making, acquiring and servicing loans and other extensions of credit (including factoring, issuing letters of credit and accepting drafts); (2) performing functions which may be performed by a trust company; (3) acting as an investment or financial advisor; (4) leasing personal and real property and acting as agent, broker or advisor in leasing that property; (5) making equity and debt investments in corporations and projects designed primarily to promote community welfare; (6) providing to others certain data processing and data transmission services, facilities, data bases and access to those services, facilities and data bases; (7) performing certain insurance agency and underwriting activities directly related to extensions of credit by the holding company or its subsidiaries and engaging in insurance agency activities in towns of 5,000 or less; (8) owning, controlling or operating a savings association which engages only in deposit-taking activities and lending and other activities permitted for bank holding companies; (9) providing management consulting advice to certain nonaffiliated bank and nonbank depository institutions; (10) issuing and selling, at retail, money orders and similar consumer-type payment instruments, selling United States savings bonds and issuing and selling travelers' checks; (11) performing appraisals of real estate and tangible and intangible personal property, including securities; (12) acting as an intermediary for the financing of commercial and industrial income-producing real estate; (13) providing certain securities brokerage services; (14) underwriting and dealing in government obligations and money market instruments; (15) providing tax planning and preparation services; and (16) providing check guaranty services to subscribing merchants. A bank holding company also may file an application for the FRB's approval to engage, directly or through subsidiaries, in other non-bank activities which are so closely related to banking as to be a proper incident thereto. The Corporation has not determined which, if any, of the activities described above it might seek to engage in other than those in which the Banks and the Bank's subsidiaries presently engage. There is no assurance that the Corporation will seek to, or acquire any subsidiaries which, engage in any of such other activities or that, if the Corporation does so, its efforts will be successful.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), adequately capitalized and managed bank holding companies are permitted, subject to obtaining regulatory approval and regardless of certain state law restrictions such as reciprocity requirements and regional compacts, to acquire a bank in any state. In general, no such acquisition will be permitted which would result in the acquiring bank holding company owning 10% or more of insured deposits nationwide or 30% or more of insured deposits in any state. Certain state law restrictions, such as minimum age-of-existence requirements of up to five years for target institutions, continue to apply. States cannot "opt out" of these interstate acquisition provisions.

         In addition, under the Interstate Banking Act, bank holding companies are permitted, subject to obtaining regulatory approval, to merge banks operating in different states. States could "opt out" of these provisions before June 1, 1997, and could "opt in" earlier. If a state "opted out" of these provisions, out-of-state banks generally cannot merge with banks in that state, and banks headquartered in that state generally cannot merge with banks in other states. The Interstate Banking Act does not affect certain state laws setting minimum age-of-existence requirements for banks to be merged of up to five years. In addition, in general, no such interstate merger will be permitted which would result in the acquiring bank holding company owning 10% or more of insured deposits nationwide or 30% or more of insured deposits in any state.

         Under the Interstate Banking Act, states may, by express legislation, permit de novo branching of or acquisitions of existing branches by out-of-state banks within their borders. In 1995, Delaware opted in to the provisions of the Interstate Banking Act permitting banks operating in different states to be merged, but opted out of de novo branching.

         Except as otherwise pre-empted by Federal law, the Interstate Banking Act provides that the laws of the host state generally apply with respect to interstate branching, community reinvestment, consumer protection or fair lending, unless the Comptroller of the Currency determines that those laws give state-chartered banks an unfair advantage over national banks.

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

         As wholly-owned subsidiaries of the Corporation, the Banks are subject to Section 106 of the Bank Holding Company Act Amendments of 1970 ("Section 106") relating to tying arrangements. Section 106 and the Federal Reserve Board's regulations provide generally that a bank may not extend credit, lease or sell property, furnish any service or fix or vary the consideration for any of the foregoing on the condition or requirement that (1) the customer obtain some additional credit, property or service from the bank or one of its affiliates other than a loan, discount, deposit or trust service; (2) the customer obtain some additional credit, property or service from the bank or one of its affiliates; (3) the customer provide some additional credit, property or service to the bank or one of its affiliates other than those related to and usually provided in connection with a loan, discount, deposit or trust service; or (4) the customer not obtain some other credit, property or service from a competitor of the bank or one of its affiliates other than a condition or requirement the bank reasonably can impose in a credit transaction to assure the soundness of the credit. However, a bank may vary the consideration for any product or package of products based on a customer's maintaining a combined minimum balance in certain eligible products specified by the bank if: (a) the bank offers deposits, and all such deposits are eligible products; and (b) balances in deposits count at least as much as nondeposit products toward the minimum balance. Certain arrangements otherwise permitted by the Federal Reserve Board's regulations will terminate if the Federal Reserve Board determines that the arrangement results in anti-competitive practices.

         Sections 23A and 23B of the Federal Reserve Act, applicable to the Banks, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to, any loans or extensions of credit to and investments in affiliates by the Banks. The Banks are "affiliates" of the Corporation and each other for purposes of the Federal Reserve Act. In addition, the Federal Reserve Act and the FRB's regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to directors, officers and principal shareholders of the Corporation and its subsidiaries, as well as to related interests of those persons.

         The FRB has adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under its jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets by assigning assets and off-balance-sheet items to broad, risk-weighted categories. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital, as defined below. Additional, supplementary capital includes, among other things, allowances for loan losses, subject to certain limits, cumulative perpetual and long-term preferred stock, hybrid capital instruments such as mandatory convertible debt and limited amounts of term subordinated debt and intermediate-term preferred stock. The Corporation and Wilmington Trust of Pennsylvania are subject to the FRB's risk-based capital standards. At December 31, 1997, the Corporation's and Wilmington Trust of Pennsylvania's risk-based capital levels were $541.0 million and $18.1 million, respectively, or 12.38% and 11.13%, respectively, of risk-weighted assets, well in excess of the level of 10% required for well-capitalized institutions, and 89.89% and 88.65% of such risked-based capital, respectively, consisted of Tier 1 capital.

         The FRB also has adopted a minimum ratio of "Tier 1" leverage capital to total assets to assist in assessing the capital adequacy of bank holding companies and banks under its jurisdiction. These Tier 1 leverage capital guidelines are used in the regulatory inspection and supervisory processes, as well as in the FRB's analysis of applications it receives. Tier 1 leverage capital includes, among other things, common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries. At December 31, 1997, the Corporation's and Wilmington Trust of Pennsylvania's Tier 1 leverage capital levels were $486.3 million and $16.1 million, respectively, or 8.58% and 7.92%, respectively, of total assets, well in excess of the level of 5% required for well-capitalized institutions.

         The Corporation's status as a registered holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally. These include, without limitation, certain provisions of the Federal securities laws discussed below.

         BANK REGULATION

         The Bank is a bank and trust company chartered under Delaware law; Wilmington Trust of Pennsylvania is a bank and trust company chartered under Pennsylvania law; and Wilmington Trust FSB is a Federally-chartered savings bank with its headquarters in Maryland and with additional branches in Maryland and Florida and trust agency offices in Maryland and Nevada. The Banks' deposits are insured by the FDIC up to applicable limits. The Banks derive lending and investment authorities primarily from their charters, Delaware's and Pennsylvania's Banking

Code, the Federal Home Owners' Loan Act ("HOLA") and applicable laws and regulations promulgated by Delaware's Bank Commission, Pennsylvania's Department of Banking and the OTS, as applicable. Each of the Banks has both banking and trust powers. The Banks are subject to regulation, examination and supervision by Delaware's Bank Commission and the FDIC, in the case of the Bank, the FRB and Pennsylvania's Department of Banking, in the case of Wilmington Trust of Pennsylvania, and the OTS, in the case of Wilmington Trust FSB. Each of those agencies promulgates regulations and requires that reports be filed describing the activities and financial condition of banks under its jurisdiction. Each agency also conducts periodic examinations to determine compliance with various regulatory requirements and generally supervises the operations of those banks. The Corporation also is subject to supervision and examination by the OTS and Delaware's Bank Commission.

         FDIC INSURANCE AND REGULATION

         Deposits in the Banks are insured by the FDIC up to applicable limits. Neither the Bank nor Wilmington Trust of Pennsylvania currently pays for FDIC insurance. The annual premium Wilmington Trust FSB pays for FDIC insurance currently is $.23 per $100 of insured deposits.

         The FDIC's regulations require insured state non-member banks, such as the Bank, to maintain a minimum Tier 1 leverage capital ratio of at least 4% of total assets to constitute an adequately-capitalized institution, and 5% of total assets to constitute a well-capitalized institution. For FDIC-insured institutions, Tier 1 leverage capital includes, among other things, common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries. As of December 31, 1997, the Bank's Tier 1 leverage capital ratio was 7.78%.

         In addition to the FDIC's minimum "core," or Tier 1, leverage capital requirements, the FDIC has adopted a Statement of Policy on Risk-Based Capital (the "Statement of Policy"). Under the Statement of Policy, the Bank generally is required to maintain a minimum risk-based capital ratio of qualifying total capital to risk-weighted assets of at least 8% of risk-weighted assets to constitute an adequately-capitalized institution and 10% of risk-weighted assets to constitute a well-capitalized institution. At least one-half of that capital must consist of Tier 1 capital. Additional, supplementary capital includes, among other things, allowances for loan losses, subject to certain limits, cumulative perpetual and long-term preferred stock, hybrid capital instruments such as mandatory convertible debt, and limited amounts of term subordinated debt and intermediate-term preferred stock. Similar to the FRB's risk-based capital standards, the Statement of Policy defines risk-based capital and provides a system for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The Statement of Policy applies to, among other institutions, all FDIC-insured, state-chartered banks which are not members of the Federal Reserve System, and to all circumstances in which the FDIC must evaluate the capital of a banking organization. The Statement of Policy is used in the regulatory examination and supervisory process, as well as in the analysis of applications upon which the FDIC must act. In light of these and other considerations, banks generally are required to operate above the minimum risk-based capital levels. Banks contemplating significant expansion plans, as well as institutions with high or inordinate levels of risk, are expected to have capital commensurate with the level and nature of those risks. As of December 31, 1997, the Bank's risk-based capital ratio was 11.76% and its Tier 1 capital was 89.36% of its risk-based capital.

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

         OFFICE OF THRIFT SUPERVISION REGULATION

         The OTS requires thrifts such as Wilmington Trust FSB to maintain a minimum Tier 1 leverage capital ratio of at least 4% of total assets to constitute an adequately-capitalized institution and 5% of total assets to constitute a well-capitalized institution. For OTS-regulated institutions, Tier 1 leverage capital includes, among other things, common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries. As of December 31, 1997, Wilmington Trust FSB's Tier 1 leverage capital ratio was 10.97%.

         In addition to the OTS's minimum "core," or Tier 1, leverage capital requirements, Wilmington Trust FSB generally is required to maintain a minimum risk-based capital ratio of qualifying total capital to risk-weighted assets of at least 8% of risk-weighted assets to constitute an adequately-capitalized institution and 10% of risk-weighted assets to constitute a well-capitalized institution. For adequately-capitalized institutions, at least 4% of such capital must be Tier 1 capital, while for well-capitalized institutions at least 6% of such capital must be Tier 1 capital. Additional, supplementary capital includes, among other things, allowances for loan losses, subject to certain limits, cumulative perpetual and long-term preferred stock, hybrid capital instruments such as mandatory convertible debt, and limited amounts of term subordinated debt and intermediate-term preferred stock. Similar to the FRB's risk-based capital standards, the OTS defines risk-based capital and provides a system for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. Thrifts generally are required to operate above the minimum risk-based capital levels. Thrifts contemplating significant expansion plans, as well as institutions with high or inordinate levels of risk, are expected to have capital commensurate with the level and nature of those risks. As of December 31, 1997, Wilmington Trust FSB's risk-based capital ratio was 20.68%, and 93.94% of its capital was Tier 1 capital.

         The Home Owners' Loan Act ("HOLA") and the OTS's regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (1) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in the institution's premises or (2) satisfy HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of HOLA's QTL test, portfolio assets are total assets less intangibles, property used by the institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments are (a) loans or securities related to domestic residential housing or manufactured housing,
(b) loans to small businesses, student loans and credit card loans and (c) subject to a limitation equal to 20% of portfolio assets, 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, 100% of consumer loans other than those described above and certain other assets, 200% of the institution's investments in loans to finance "starter homes" with purchase prices not exceeding

60% of median value and loans to construct, develop or improve housing and community service facilities or to finance small business in "credit needy" areas.

         A thrift's aggregate investment in commercial loans, leases and letters of credit is limited to 10% of its assets, while its aggregate investment in consumer loans is limited to 30% of its assets.

         CHANGE-IN-CONTROL REGULATION

         Before obtaining "control" of the Corporation, a potential acquirer would need to obtain the FRB's prior approval under either Section 3 of the BHCA or the FRB's regulations promulgated under the Federal Bank Control Act in the case of an individual acquirer. "Control" of the Corporation for purposes of
Section 3 of the BHCA means (1) ownership, control or the power to vote, directly or indirectly, 25% or more of any class of the Corporation's voting stock; (2) control in any manner over the election of a majority of the Corporation's Board of Directors; (3) the power to exercise, directly or indirectly, a controlling influence over the management or policies of the Corporation; or (4) conditioning the transfer of 25% or more of any class of the Corporation's voting securities upon the transfer of 25% or more of the outstanding shares of any class of voting securities of another company. With holdings or control of less than five percent, there is a presumption that there is no controlling influence over a target's management or policies. As part of an acquisition by a nonbank holding company, the acquiring company would become a bank holding company. Its business activities thereby would be limited to activities which the FRB determines to be so closely related to banking as to be a proper incident thereto. As part of an acquisition of the Corporation by another bank holding company, the FRB's approval would be required for the acquisition of more than five percent of any class of the Corporation's voting securities.

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

     DIVIDEND  LIMITATIONS

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

         The FDIC can prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits payment of dividends that would result in a bank failing to meet its applicable capital requirements. Delaware law restricts the Bank from declaring a dividend which would impair its stated capital.

         OTS regulations limit capital distributions by a savings institution. A savings institution must give notice to the OTS at least 30 days before a proposed capital distribution. A savings institution that has capital in excess of all of its regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions may, after such prior notice but without the OTS's approval, make capital distributions during a calendar year equal to the greater of (1) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (2) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval.


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

         OTHER LAWS AND REGULATIONS

         The lending and deposit-taking activities of the Corporation's subsidiaries are subject to a variety of Federal and state consumer protection laws, including the Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting), the Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family or household purposes and imposes substantive restrictions with respect to home equity lines of credit), the Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities), the Fair Credit Reporting Act (which, among other things, requires a lender to disclose the name and address of the credit bureau from whom a lender obtains a report that resulted in a denial of credit), the Real Estate Settlement Procedures Act (which, among other things, requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with real estate settlement services), the Electronic Funds Transfer Act (which, among other things, requires certain disclosures in connection with electronic funds transactions) and the Expedited Funds Availability Act (which, among other things, requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that that schedule be disclosed to customers).

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

         Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state which did not override that preemption. Although some states overrode the preemption, Delaware, Florida, Maryland and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate which the Banks can charge on those loans. In addition, the usury limitations of the Banks' respective home states apply to all other loans the Banks offer. In today's interest rate environment, those usury laws do not materially affect the Banks' lending programs.

         The remedies available to a lender upon a default or delinquency with respect to certain mortgage loans secured by residential real property, and the procedures by which those remedies may be exercised, also are subject to limitations imposed by the laws of the states where the real property is located.

         Delaware's business and legal environments historically have contributed to the Bank's operating results. A substantial percentage of large pharmaceutical and chemical companies and other Fortune 500 companies are headquartered in Delaware. Delaware's Court of Chancery is well recognized for its interpretations of corporate law.

         In addition, Delaware law affords several advantages for trust administration which have helped contribute to the Corporation's operating results. In general, a trust governed by Delaware law can be administered more economically, for a longer period of time and with a more flexible investment philosophy than in many other jurisdictions. In addition, although some jurisdictions have attempted to impose taxes on Delaware trusts with beneficiaries resident in those jurisdictions, Delaware imposes no tax on those trusts.

ITEM 2 - PROPERTIES

         The Corporation, through the Banks and its other subsidiaries, owns and/or leases buildings which are used in the normal course of their businesses. The main office of the Corporation as well as of the Bank is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. The Corporation and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. This facility is owned by Rodney Square Investors, L.P., in which the Bank, through one of its subsidiaries, has a 50% ownership interest. The mortgage for this facility is carried by the Bank, and had an outstanding balance at December 31, 1997 of $30,411,953.

         A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of the Bank, and is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

         As of March 20, 1998, the Banks had 65 full-service branch locations. Twenty-six are in New Castle County, six are in Kent County and 21 are in Sussex County, Delaware, three are in Chester County and one is in each of Delaware, Montgomery and Philadelphia Counties, Pennsylvania, one is in Wicomico County and two are in Worcester County, Maryland, and one is in Martin County, one is in Palm Beach County and one is in Indian River County, Florida.

         Certain of the Corporation's subsidiaries own a total of four additional locations which are utilized for storage. Other subsidiaries lease and occupy an additional ten locations.

ITEM 3 - LEGAL PROCEEDINGS

         The Corporation and its subsidiaries in the ordinary course of business are involved in various legal proceedings. While it is not feasible to predict the outcome of all pending suits and claims, management does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the consolidated financial condition of the Corporation.

         The Bank is a defendant in a class action lawsuit relating to fees charged to certain personal trust customer accounts during the period from August 1983 through May 1987. This suit was brought in Delaware's Court of Chancery, and was certified as a class action during the fourth quarter of 1997. The plaintiff is seeking monetary damages equal to the disputed fees of approximately $8.5 million plus accrued prejudgment interest which approximated $14 million at October 31, 1997. The Bank is contesting all claims set forth in this suit and is defending itself vigorously.

         The Bank had not accrued any expenses associated with the outcome of these various legal proceedings as of December 31, 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1997.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


         Information required by this item is contained on page 23 of the Management's Discussion and Analysis portion of the Corporation's Annual Report to Stockholders, which is incorporated herein by reference. See also "Item 1 - Business."

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in thousands, except per share information)

                                       1997             1996             1995             1994             1993
                                 ----------       ----------       ----------       ----------       ----------
Interest income                  $  430,639       $  402,850       $  377,341       $  307,882       $  290,972

Net interest income                 230,016          214,221          197,364          184,330          174,747

Provision for loan
losses                               21,500           16,000           12,280            4,550            9,500


Net income                          106,044           97,278           90,031           85,169           82,761

Per share data:

Net income-basic                       3.15             2.83             2.56             2.37             2.24

Net income-diluted                     3.08             2.79             2.53             2.35             2.21

Cash dividends
declared                               1.41             1.29             1.17             1.06            0.975

Balance sheet at year end:

Assets                           $6,122,351       $5,564,409       $5,372,198       $4,742,359       $4,637,756

Long-term debt                       43,000           43,000           28,000             --               --

===============================================================================================================

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this item is contained on pages 13 through 29 of the Corporation's Annual Report to Stockholders, which are incorporated herein by reference.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this item is contained on pages 19 through 21 of the Corporation's Annual Report to Stockholders, which are incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information required by this item is contained on the respective pages indicated of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, which are incorporated herein by reference.

                                                                 Annual Report
                                                               to Stockholders
                                                                   Page Number

Consolidated Statements of Condition as
         of December 31, 1997 and 1996                                  30

Consolidated Statements of Income
         for the years ended December 31,
         1997, 1996 and 1995                                            31

Consolidated Statements of Changes in Stock-
         holders' Equity for the years ended
         December 31, 1997, 1996 and 1995                               32

Consolidated Statements of Cash Flows
         for the years ended December 31,
         1997, 1996 and 1995                                            33

Notes to Consolidated Financial
         Statements - December 31,
         1997, 1996 and 1995                                          34-50

Report of Independent Auditors                                          51

Unaudited Selected Quarterly Financial Data                             49

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K is contained on pages 3 through 10 of the Corporation's proxy statement for its Annual Stockholders' Meeting to be held on May 21, 1998 (the "Proxy Statement"), which are incorporated herein by reference.

         Information required by Rule 405 of Regulation S-K is contained on pages 20 and 21 of the Proxy Statement, which are incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is contained on pages 11 through 20 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained on pages 2 through 8 of the Proxy Statement, which are incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained on page 21 of the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a. The following documents are filed as part of this report:

         1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust Corporation are incorporated by reference in Item 8 above:

                                                                   Annual Report
                                                                 to Stockholders
                                                                     Page Number

         Consolidated Statements of Condition as
         of December 31, 1997 and 1996                                  30

         Consolidated Statements of Income for
         each of the years in the three-year period
         ended December 31, 1997                                        31

         Consolidated Statements of Changes in
         Stockholders' Equity for each of the years
         in the three-year period ended December 31, 1997               32

         Consolidated Statements of Cash Flows for
         each of the years in the three-year period
         ended December 31, 1997                                        33

         Notes to Consolidated Financial Statements                   34-50

         Report of Independent Auditors                                 51

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

EXHIBIT
NUMBER       EXHIBIT
3.1          Amended and Restated Certificate
             of the Corporation(8)
3.2          Amended and Restated Bylaws of the Corporation(8)
4.1          1991 Employee Stock Purchase Plan(1)
4.2          1996 Employee Stock Purchase Plan(8)
4.3          1983 Employee Stock Option Plan(1)
4.4          1988 Long-Term Incentive Stock Option Plan(1)
4.5          1991 Long-Term Incentive Stock Option Plan(1)
4.6          1996 Long-Term Incentive Plan(8)
4.7          Thrift Savings Plan(1)
4.8          Employee Stock Ownership Plan(1)
4.9          Senior Executive Incentive Compensation Plan(6)
10.1         Purchase and Assumption Agreement dated June 18, 1991 by and between Wilmington Trust Company and Wilmington Savings Fund
             Society(2)
10.2         Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and The Sussex Trust Company(3)
10.3         Deposit Insurance and Transfer and Asset Purchase Agreement among the Federal Deposit Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal Deposit
             Insurance Corporation and Wilmington Trust Company dated as of
             February 21, 1992(4)
10.4         Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank(5)
10.5         Rights Agreement dated as of January 19, 1996 between Wilmington
             Trust Corporation and Harris Trust and Savings Bank(7)
10.6         Supplemental Executive Retirement Plan(8)
10.7         Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Ted T. Cecala(8)
10.8         Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Robert J. Christian(8)
10.9         Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Howard K. Cohen(8)
10.10        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and William J. Farrell, II(8)
10.11        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and David R. Gibson(8)
10.12        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Robert V.A. Harra, Jr.(8)
10.13        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and George W. Helme, IV(8)

10.14        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Joseph M. Jacobs, Jr.(8)
10.15        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and John H. Kipp(8)
10.16        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Hugh D. Leahy, Jr.(8)
10.17        Severance Agreement dated as of February 29, 1996 between
             Wilmington Trust Company and Robert A. Matarese(8)
10.18        Severance Agreement dated as of July 18, 1996 between Wilmington
             Trust Company and Rita C. Turner(9)
11           Statement re computation of per share earnings(10)
13           1997 Annual Report to Stockholders of Wilmington Trust
             Corporation(10)
21           Subsidiaries of Wilmington Trust Corporation(10)
23           Consent of independent auditor(10)
27           Financial data schedule(10)


----------

(1) Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.
(2) Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 2, 1992.
(3) Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 3, 1992.
(4) Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 25, 1992.
(5) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 23, 1993.
(6) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 31, 1993.
(7) Incorporated by reference to the exhibit to the Report on Form 8-A of Wilmington Trust Corporation filed on January 31, 1995.
(8) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.
(9) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on
         March 28, 1997.
(10)     Filed herewith.

b. The Corporation filed a report on Form 8-K on October 31, 1997 reporting certain developments under Item 5.

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, this Form has been signed by the following persons in the capacities and on the dates indicated.



                                         /s/ Ted T. Cecala
                                         --------------------------------------
                                         Ted T. Cecala
                                         Director, Chairman of the Board
                                         and Chief Executive Officer

                                         (Date)  March 19, 1998


                                         /s/ Robert V.A. Harra, Jr.
                                         --------------------------------------
                                         Robert V.A. Harra, Jr.
                                         Director, President
                                         and Chief Operating Officer

                                         (Date)  March 19, 1998


                                         /s/ David R. Gibson
                                         --------------------------------------
                                         David R. Gibson,
                                         Senior Vice President and
                                         Chief Financial Officer

                                         (Date)  March 19, 1998


                                         /s/ Robert H. Bolling, Jr.
                                         --------------------------------------
                                         Robert H. Bolling, Jr.
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Carolyn S. Burger
                                         --------------------------------------
                                         Carolyn S. Burger
                                         Director

                                         (Date)  March 19, 1998

                                         /s/ Richard R. Collins
                                         --------------------------------------
                                         Richard R. Collins
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Charles S. Crompton, Jr.
                                         --------------------------------------
                                         Charles S. Crompton, Jr.
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ H. Stewart Dunn, Jr.
                                         --------------------------------------
                                         H. Stewart Dunn, Jr.
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Edward B. duPont
                                         --------------------------------------
                                         Edward B. duPont
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ R. Keith Elliott
                                         --------------------------------------
                                         R. Keith Elliott
                                         Director

                                         (Date)  March 19, 1998


                                         --------------------------------------
                                         Robert C. Forney
                                         Director

                                         (Date)  March 19, 1998

                                         /s/ Andrew B. Kirkpatrick, Jr.
                                         --------------------------------------
                                         Andrew B. Kirkpatrick, Jr.
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Rex L. Mears
                                         --------------------------------------
                                         Rex L. Mears
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Hugh E. Miller
                                         --------------------------------------
                                         Hugh E. Miller
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Stacey J. Mobley
                                         --------------------------------------
                                         Stacey J. Mobley
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Leonard W. Quill
                                         --------------------------------------
                                         Leonard W. Quill
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ David P. Roselle
                                         --------------------------------------
                                         David P. Roselle
                                         Director

                                         (Date)  March 19, 1998

                                         /s/ H. Rodney Sharp, III
                                         --------------------------------------
                                         H. Rodney Sharp, III
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Thomas P. Sweeney
                                         --------------------------------------
                                         Thomas P. Sweeney
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Bernard J. Taylor, II
                                         --------------------------------------
                                         Bernard J. Taylor, II
                                         Director

                                         (Date)  March 19,  1998


                                         /s/ Mary Jornlin Theisen
                                         --------------------------------------
                                         Mary Jornlin Theisen
                                         Director

                                         (Date)  March 19, 1998


                                         /s/ Robert W. Tunnell, Jr.
                                         --------------------------------------
                                         Robert W. Tunnell, Jr.
                                         Director

                                         (Date)  March 19, 1998