Form 10-Q
period 1998-03-31
WILMINGTON TRUST CORP
filed 1998-05-15
CIK 872821

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[ X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the quarter ended March 31, 1998

                                      OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For The Transition Period From ____________ to ___________

          Commission File Number:  0-25442


                         WILMINGTON TRUST CORPORATION
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                         51-0328154
------------------------------               -----------------------------------
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

[  X ]   Yes                [   ]   No

Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 1998 - 33,525,837 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1 - Financial Statements

               Consolidated Statements of Condition                            3
               Consolidated Statements of Income                               5
               Consolidated Statements of Cash Flows                           7
               Notes to Consolidated Financial Statements                      9

          Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10

          Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                               20

Part II.  Other Information

          Item 1 - Legal Proceedings                                          21
          Item 2 - Changes in Securities and Use of Proceeds                  21
          Item 3 - Defaults Upon Senior Securities                            21
          Item 4 - Submission of Matters to a Vote of  Security Holders       21
          Item 5 - Other Information                                          21
          Item 6 - Exhibits and Reports on Form 8-K                           21
          Exhibit 11
          Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                      --------------------------
                                                         March 31,  December 31,
(in thousands)                                                1998          1997
--------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                 $  295,229  $  239,392
                                                      --------------------------
Interest-bearing time deposits in other banks                 ----        ----
                                                      --------------------------
Federal funds sold and securities purchased
       under agreements to resell                           45,000      50,000
                                                      --------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies               865,122     790,519
       Obligations of state and political subdivisions       8,006       8,007
       Other securities                                    540,103     517,877
--------------------------------------------------------------------------------
         Total investment securities available for sale  1,413,231   1,316,403

                                                      --------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies               193,014     219,136
       Obligations of state and political subdivisions       9,579      12,743
       Other securities                                     86,157     101,128
--------------------------------------------------------------------------------
         Total investment securities held to maturity
         (market values were $289,730 and $333,812,
          respectively)                                    288,750     333,007
                                                      --------------------------
Loans:
       Commercial, financial and agricultural            1,259,117   1,207,930
       Real estate-construction                            154,820     145,097
       Mortgage-commercial                                 911,091     884,146
       Mortgage-residential                                825,838     813,116
       Consumer                                            953,939     954,486
       Unearned income                                     (9,098)    (10,840)
--------------------------------------------------------------------------------
          Total loans net of unearned income             4,095,707   3,993,935
       Reserve for loan losses                            (66,051)    (63,805)
--------------------------------------------------------------------------------
          Net loans                                      4,029,656   3,930,130
                                                      --------------------------
Premises and equipment, net                                139,428     135,129
Other assets                                               177,051     118,290
--------------------------------------------------------------------------------
          Total assets                                  $6,388,345  $6,122,351
                                                      ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                       $  881,320  $  792,513
       Interest-bearing:
             Savings                                       410,885     358,008
             Interest-bearing demand                     1,190,927   1,134,996
             Certificates under $100,000                 1,211,797   1,247,302
             Certificates $100,000 and over                648,079     636,211
--------------------------------------------------------------------------------
             Total deposits                              4,343,008   4,169,030
                                                      --------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase              1,323,703   1,246,287
       U.S. Treasury demand                                 57,761      61,290
--------------------------------------------------------------------------------
             Total short-term borrowings                 1,381,464   1,307,577
                                                      --------------------------
Other liabilities                                          102,133      99,737
Long-term debt                                              43,000      43,000
--------------------------------------------------------------------------------
             Total liabilities                           5,869,605   5,619,344
                                                      --------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,191,848
             and 39,191,848 shares, respectively            39,192      39,192
       Capital surplus                                      62,828      62,511
       Retained earnings                                   588,820     573,570
       Accumulated other comprehensive income                8,106       7,504
--------------------------------------------------------------------------------
             Total contributed capital and retained
               earnings                                    698,946     682,777
       Less:  Treasury stock, at cost, 5,666,011 and
                   5,713,735 shares, respectively        (180,206)   (179,770)
--------------------------------------------------------------------------------
             Total stockholders' equity                    518,740     503,007
                                                      --------------------------
             Total liabilities and stockholders'
               equity                                   $6,388,345  $6,122,351
                                                      ==========================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                     ---------------------------
                                                     For the three months ended

                                                                       March 31,
                                                     ---------------------------
(in thousands; except per share data)                          1998         1997
--------------------------------------------------------------------------------

NET INTEREST INCOME
Interest and fees on loans                                   $87,742     $82,107
Interest and dividends on investment securities:
     Taxable interest                                         23,226      16,844
     Tax-exempt interest                                         236         413
     Dividends                                                 2,080       1,938
Interest on time deposits in other banks                        ----        ----
Interest on federal funds sold and securities
     purchased under agreements to resell                        235         343
--------------------------------------------------------------------------------
     Total interest income                                   113,519     101,645
                                                      --------------------------
Interest on deposits                                          36,207      30,945
Interest on short-term borrowings                             17,898      14,705
Interest on long-term debt                                      ----         337
--------------------------------------------------------------------------------
     Total interest expense                                   54,105      45,987
                                                      --------------------------
Net interest income                                           59,414      55,658
Provision for loan losses                                    (5,000)     (4,500)
--------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                     54,414      51,158
                                                      --------------------------
OTHER INCOME
Trust and asset management fees                               30,005      25,913
Service charges on deposit accounts                            5,345       4,679
Gain on business disposition                                   5,503        ----
Other operating income                                         4,732       4,964
Securities gains/(losses)                                       (31)           1
--------------------------------------------------------------------------------
     Total other income                                       45,554      35,557
                                                      --------------------------
     Net interest and other income                            99,968      86,715
                                                      --------------------------
OTHER EXPENSE
Salaries and employment benefits                              34,735      31,507
Net occupancy                                                  2,815       2,853
Furniture and equipment                                        4,085       3,630
Stationery and supplies                                        1,400       1,458
Provision for litigation settlement                            5,500        ----
Other operating expense                                       10,935      10,250

--------------------------------------------------------------------------------
     Total other expense                                      59,470      49,698
                                                      --------------------------
NET INCOME
Income before income taxes                                    40,498      37,017
Applicable income taxes                                       13,186      12,096
--------------------------------------------------------------------------------
     Net income                                           $   27,312  $   24,921
                                                      ==========================
     Net income per share:
          basic                                           $     0.82  $     0.74
                                                      ==========================
          diluted                                         $     0.79  $     0.72
                                                      ==========================
     Weighted average shares outstanding:
          basic                                               33,507      33,868
          diluted                                             34,462      34,510
     Cash dividends per share                             $     0.36  $     0.33


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                  ------------------------------
                                                      For the three months ended
                                                                       March 31,
(in thousands)                                                1998         1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                               $  27,312    $  24,921
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                              5,000        4,500
      Provision for depreciation                             2,876        2,524
      Amortization of investment securities
          available for sale discounts and premiums             96          852
      Accretion of investment securities
          held to maturity discounts and premiums              (71)          (8)
      Deferred income taxes                                   (339)       1,776
      Losses on sales of loans                                 128           90
      Securities losses/(gains)                                 31           (1)
      Increase in other assets                              (6,252)      (1,718)
      Increase/(decrease) in other liabilities               2,396       (5,616)

--------------------------------------------------------------------------------
          Net cash provided by
          operating activities                              31,177       27,320
                                                     ---------------------------

INVESTING ACTIVITIES
     Proceeds from sales of investment securities
       available for sale                                   39,812         ----
     Proceeds from maturities of investment
       securities available for sale                        92,355      237,738
     Proceeds from maturities of investment
       securities held to maturity                          44,297       20,035
     Purchases of investment securities available
       for sale                                           (228,150)    (256,592)
     Investment in affiliate                               (52,509)        ----
     Gross proceeds from sales of loans                     22,891        5,446
     Purchases of loans                                     (1,095)        ----
     Net increase in loans                                (126,450)     (64,121)
     Net increase in premises and equipment                 (7,175)      (7,900)
--------------------------------------------------------------------------------
          Net cash used for investing
          activities                                      (216,024)     (65,394)
                                                     ---------------------------
FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and
          interest-bearing demand deposits                  197,615     (38,036)
     Net decrease in certificates of deposit                (23,637)   (101,059)
     Net increase in federal funds purchased and
          securities sold under agreements to repurchase     77,416      82,108
     Net (decrease)/increase in U.S. Treasury demand         (3,529)     11,024
     Cash dividends                                         (12,062)    (11,184)
     Proceeds from common stock issued under
          employment benefit plans                            2,796       1,867
     Payments for common stock acquired through
          buybacks                                           (2,915)     (9,875)
--------------------------------------------------------------------------------

          Net cash provided by/(used for)
          financing activities                              235,684     (65,155)

                                                       -------------------------
     Increase/(decrease) in cash and cash equivalents        50,837    (103,229)
     Cash and cash equivalents at beginning of period       289,392     365,423
--------------------------------------------------------------------------------
          Cash and cash equivalents at end of period   $    340,229 $   262,194
                                                       =========================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash paid during the period for:
            Interest                                   $     57,638 $    52,067
            Taxes                                               813       1,027
     Loans transferred during the year:
            To other real estate owned                 $        105 $     1,651
            From other real estate owned                      2,011       1,239

     See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Wilmington Trust Corporation and Subsidiaries

Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company which owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments which are of a normal recurring nature and which management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for 1997.

Note 2 - Comprehensive Income

         Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The statement requires, among other things, unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholders' equity.

      For the three months ended March 31, 1998 and 1997, total comprehensive income, net of taxes, was $27,914,000 and $21,762,000, respectively.

Note 3 - Contingent Liabilities

         The Corporation recorded a $5.5 million provision in the first quarter of 1998 in connection with the anticipated settlement of litigation described in footnote 9 of the Corporation's Annual Report to Stockholders for 1997.

Note 4 - Sale of Mutual Fund Servicing

         The Corporation's first quarter results reflect the recognition of a gain of $5.5 million as a result of the transfer by Rodney Square Management Corporation, an indirect subsidiary of the Corporation ("RSMC"), to PFPC, Inc., an indirect subsidiary of PNC Bank, N.A., of its interest in certain agreements under which RSMC provided accounting, administrative, custody, distribution and/or transfer agency services to mutual funds.

Note 5 - Subsequent Events

         On April 24, 1998, WT Investments, Inc., an indirect subsidiary of the Corporation ("WTI"), entered into an agreement with Roxbury Capital Management, an asset management firm headquartered in Santa Monica, California ("Roxbury"), and its principals. Under the agreement, a new entity, Roxbury Capital Management, LLC ("RCM"), will assume Roxbury's investment management business. Roxbury performs investment management services relating to large-capitalization stocks for institutional and individual clients. WTI will obtain a preferred profits interest in RCM, with the balance of those profits being retained by Roxbury and its current owners. Options to acquire additional ownership interests in RCM will be distributed to key employees. The Corporation will be able to purchase additional ownership interests from its equity owners upon the occurrence of a number of specified events, including the termination of employment, death, disability or retirement of the individual. Closing is subject to the satisfaction of several customary conditions.

         On May 4, 1998, the Corporation issued $125 million in subordinated debentures due on May 1, 2008, and bearing interest at a rate of 6.625% per annum payable semi-annually on May 1 and November 1.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the first quarter of 1998 was $27.3 million, a record for first quarter earnings, and a 10% increase over the $24.9 million reported for the first quarter of 1997. Earnings per share for the first quarter of 1998 were $.82, up 11% from the $.74 reported for the first quarter of 1997. Earnings per share on a diluted basis were $.79, up 10% from the $.72 for the first quarter of 1997.

Net interest income for the first quarter of 1998 reached $59.4 million, an increase of $3.8 million, or 7%, over the first quarter of 1997, primarily on the strength of increases in the Corporation's loan and investment portfolios.

         The quarterly provision for loan losses of $5.0 million was an increase of $500,000, or 11%, over the first quarter 1997 provision. Net chargeoffs were $2.8 million for the quarter, compared to $3.5 million for the first quarter of 1997. The reserve for loan losses at March 31, 1998 was $66.1 million, or 1.61% of period-end loans outstanding, up 4% over the $63.8 million, or 1.60% of period-end loans outstanding, reported at December 31, 1997.

Noninterest income for the first quarter of 1998 rose $10.0 million, or 28%, to $45.6 million on the strength of higher trust and asset management fees, which increased $4.1 million, or 16%, over those for the first quarter of 1997, together with a $5.5 million gain from the sale of the Corporation's mutual fund servicing business.

Operating expenses for the first quarter of 1998 rose $9.8 million, or 20%, to $59.5 million due primarily to higher personnel expense, which increased $3.2 million, or 10%, and a $5.5 million provision for anticipated settlement costs of pending litigation.

Return on assets for the three months ended March 31, 1998, on an annualized basis, was 1.81%, down from the 1.87% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 21.81%, up over the 21.67% reported for the first three months of 1997.

STATEMENT OF CONDITION
----------------------

Total assets at March 31, 1998 were $6.39 billion, up $266.0 million, or 4%, over the year-end 1997 level of $6.12 billion. Total earning assets at March 31, 1998 were $5.84 billion, an increase of $149.3 million, or 3%, over the $5.69 billion reported at year-end 1997.

Total loans at March 31, 1998 were $4.10 billion, an increase of $101.8 million, or 3%, over the $3.99 billion at December 31, 1997. Commercial loans accounted for half of this increase, rising $51.2 million, or 4%, to $1.26 billion; commercial mortgage loans rose $26.9 million, or 3%, to $911.1 million; and residential mortgage loans rose $12.7 million, or 2%, to $825.8 million. The investment portfolio rose $52.6 million, or 3%, to $1.70 billion as U.S.
Treasury and government agency securities increased $48.5 million, or 5%. Additional securities were added to the Corporation's investment portfolio to leverage the Corporation's expanding capital base.

Interest-bearing liabilities were $4.89 billion at quarter-end, up $159.1 million, or 3%, over the year-end level of $4.73 billion, as higher levels of both interest-bearing deposits and Federal funds purchased provided funding for the Corporation's balance sheet growth. Savings account balances increased $52.9 million, or 15%, to $410.9 million while interest-bearing demand account balances increased $55.9 million, or 5%, to $1.19 billion. Offsetting these increases, in part, was a decrease of $35.5 million, or 3%, in certificates of deposit under $100,000, to $1.21 billion. Noninterest-bearing demand account balances were $881.3 million, an increase of $88.8 million, or 11%, over the year-end levels. Complementing these increases were Federal funds purchased, which rose $80.3 million, or 8%, to $1.12 billion.

Stockholders' equity at March 31, 1998 was $518.7 million, an increase of $15.7 million, or 3%, over the year-end level as first quarter earnings of $27.3 million, $2.8 million in new stock issued in connection with stock option exercises and a $600,000 valuation reserve adjustment for the investment portfolio were offset, in part, by $12.1 million in cash dividends and $2.9 million for the Corporation's stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the first quarter of 1998 on a fully tax-equivalent ("FTE") basis was $61.4 million. This was a $3.5 million, or 6%, increase over the $57.9 million reported for the first quarter of 1997.

Interest income (FTE) for the first quarter of 1998 rose $11.6 million, or 11%, to $115.5 million from $103.9 million for the first quarter of 1997. Contributing to this increase was a $609.7 million increase in the average level of earning assets for the first quarter of 1998 versus the corresponding period last year. Interest revenues rose $10.7 million as a result of this increase in the average level of earning assets. Complementing this $10.7 million increase was an $880,000 increase in interest revenues associated with the higher interest rate environment. The average prime lending rate for the first quarter of 1998 was 8.50%, 25 basis points higher than the 8.25% for the first quarter of 1997.

Interest expense for the first quarter of 1998 increased $8.1 million, or 18%, to $54.1 million. Contributing to this increase in interest expense was a $613.7 million increase in the average level of interest-bearing liabilities. The increase in interest expense associated with this higher level of interest-bearing liabilities was $7.1 million. The higher rate environment contributed another $1.0 million to the increase in interest expense. The average rate the Corporation paid for funding during the first quarter of 1998 was 3.85%, 19 basis points higher than the 3.66% paid for the first quarter of 1997.

The Corporation's net interest margin for the first quarter of 1998 was 4.33%, down 24 basis points from the 4.57% reported for the first quarter a year ago. This decrease was primarily attributable to the increase in the Corporation's investment portfolio, which carries narrower interest rate spreads than the loan portfolio. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the first quarters of 1998 and 1997.

QUARTERLY ANALYSIS OF EARNINGS


                                             1998 First Quarter                           1997 First Quarter

                                     ----------------------------------------   ------------------------------------
(in thousands; rates on                   Average         Income/    Average      Average         Income/    Average
 tax-equivalent basis)                    balance         expense       rate      balance         expense       rate
--------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks    $     ----           $  ----       ----%    $   ----      $     ----      ----%
     Federal funds sold and
          securities purchased under
          agreements to resell             18,027             235       5.21       25,066             343       5.47
-------------------------------------------------------------------             -----------------------------
           Total short-term investments    18,027             235       5.21       25,066             343       5.47
                                        ----------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                      1,014,697          16,051       6.37      817,588          13,045       6.38
     State and municipal                   18,249             283       6.22       31,889             641       8.10
     Preferred stock                      125,514           2,509       8.23      131,525           2,324       7.11
     Asset-backed securities              369,338           6,148       6.69      192,636           2,906       6.03
     Other                                 95,296           1,346       5.68       88,307           1,203       5.46
-------------------------------------------------------------------             -----------------------------
           Total investment securities  1,623,094          26,337       6.54    1,261,945          20,119       6.38
                                        ----------------------------------------------------------------------------
     Commercial, financial and
          agricultural                  1,197,666          25,895       8.66    1,214,949          26,032       8.58
     Real estate-construction             151,703           3,489       9.20      124,441           2,860       9.20
     Mortgage-commercial                  905,995          20,975       9.26      873,870          20,462       9.37
     Mortgage-residential                 820,520          16,926       8.25      689,854          13,381       7.76
     Consumer                             958,861          21,647       9.13      876,051          20,731       9.58
-------------------------------------------------------------------             -----------------------------
           Total loans                  4,034,745          88,932       8.84    3,779,165          83,466       8.86
                                     -------------------------------------------------------------------------------
           Total earning assets        $5,675,866         115,504       8.18   $5,066,176         103,928       8.23
                                     ===============================================================================
Funds supporting earning assets
     Savings                           $  398,517           2,324       2.37   $  395,974           2,355       2.41
     Interest-bearing demand            1,138,486           7,263       2.59    1,035,728           6,329       2.48
     Certificates under $100,000        1,211,081          16,647       5.57    1,221,214          17,207       5.71
     Certificates $100,000 and over       703,718           9,973       5.67      378,299           5,054       5.34
-------------------------------------------------------------------             ----------------------------
           Total interest-bearing
                  deposits              3,451,802          36,207       4.24    3,031,215          30,945       4.13
                                     -------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase      1,263,038          17,336       5.49    1,066,431          14,117       5.30
     U.S. Treasury demand                  42,496             562       5.29       45,964             588       5.12
------------------------------------------------------------------              ----------------------------
           Total short-term borrowings  1,305,534          17,898       5.48    1,112,395          14,705       5.29
                                     -------------------------------------------------------------------------------
     Long-term debt                        43,000            ----       ----       43,000             337       3.18
-------------------------------------------------------------------             ----------------------------







          Total interest-bearing
                 liabilities            4,800,336          54,105       4.54    4,186,610          45,987       4.43
                                     -------------------------------------------------------------------------------
     Other noninterest funds              875,530            ----       ----      879,566            ----       ----
--------------------------------------------------------------------            ----------------------------

           Total funds used to support
                  earning assets       $5,675,866          54,105       3.85   $5,066,176          45,987       3.66
                                     ===============================================================================
Net interest income/yield                                  61,399       4.33                       57,941       4.57
     Tax-equivalent adjustment                            (1,985)                                 (2,283)
                                                     ------------                            ------------
Net interest income                                  $     59,414                            $     55,658
                                                     ============                            ============

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                     -------------------------------------------
                                                            For the three months ended March 31,
                                                     -------------------------------------------
                                                                                       1998/1997
                                                                             Increase/(Decrease)
                                                                                due to change in
                                                     -------------------------------------------
                                                                   1            2
(in thousands)                                                Volume         Rate          Total
------------------------------------------------------------------------------------------------

Interest income:
     Time deposits in other banks                      $        ----   $     ----       $   ----
     Federal funds sold and
          securities purchased under
          agreements to resell                                  (96)         (12)          (108)
------------------------------------------------------------------------------------------------
               Total short-term investments
                                                                (96)         (12)          (108)
                                                    --------------------------------------------
     U.S. Treasury and
          government agencies                                  3,028         (22)          3,006
     State and municipal *                                     (273)         (85)          (358)
     Preferred stock *                                         (156)          341            185
     Asset-backed securities                                   2,641          601          3,242
     Other *                                                      91           52            143
------------------------------------------------------------------------------------------------
               Total investment
                   securities                                  5,331          887          6,218
                                                    --------------------------------------------
     Commercial, financial and
          agricultural *                                       (366)          229          (137)
     Real estate-construction                                    629         ----            629
     Mortgage-commercial *                                       742        (229)            513
     Mortgage-residential                                      2,500        1,045          3,545
     Consumer                                                  1,956      (1,040)            916
------------------------------------------------------------------------------------------------
               Total loans                                     5,461            5          5,466
------------------------------------------------------------------------------------------------
               Total interest income                   $      10,696   $      880       $ 11,576
                                                     ===========================================
Interest expense:
     Savings                                           $         237   $       19       $    256
     Interest-bearing demand                                     628          306            934
     Certificates under $100,000                               (674)        (173)          (847)
     Certificates $100,000 and over                            4,344          575          4,919




------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                                    4,535          727          5,262
                                                     -------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                             2,605          614          3,219
     U.S. Treasury demand                                       (44)           18           (26)
------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                                  2,561          632          3,193
                                                     -------------------------------------------
     Long-term debt                                             ----        (337)          (337)
------------------------------------------------------------------------------------------------
               Total interest expense                   $      7,096   $    1,022        $ 8,118
                                                     ===========================================
Changes in net interest income                                                           $ 3,458
                                                                                       =========


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




 Noninterest Revenues and Operating Expenses
--------------------------------------------

Noninterest revenues for the first quarter of 1998 rose $10.0 million, or 28%, to $45.6 million.

Trust and asset management fees contributed $4.1 million, or 41%, of this increase, rising 16% over the first quarter of last year to $30.0 million. Personal trust fees rose $2.4 million, or 20%, to $14.7 million. Corporate trust fees rose $1.1 million, or 13%, to $9.6 million, and asset management fees rose $500,000, or 10%, to $5.7 million.

Service charges on deposit accounts increased $700,000, or 14%, to $5.3 million, while other operating income rose $5.3 million, or 106%, to $10.2 million due, in part, to a $5.5 million gain from the sale of the Corporation's mutual fund servicing business. Absent this gain, noninterest revenues increased $4.5 million, or 13%, over the $35.6 million reported for the first quarter of 1997.

Operating expenses for the first quarter of 1998 were $59.5 million, $9.8 million, or 20%, above those for the first quarter of 1997. Personnel expenses for the quarter rose $3.2 million, or 10%, over those for the first quarter of 1997, to $34.7 million. Contributing to this increase was a $1.4 million, or 7%, increase in salaries and wages and a $1.0 million, or 20%, increase in bonus and incentive payments. Other operating expense for the quarter rose $6.2 million, or 60%, to $16.4 million. A significant component of this increase was a $5.5 million provision established in connection with the anticipated settlement of litigation described in Footnote 9 of the Corporation's Annual Report to Stockholders for 1997. The balance of the increase was attributable to higher levels of consulting and advertising fees.


Interest Rate Sensitivity
-------------------------

Net interest income is an important determinant of the Corporation's financial performance. Through interest rate sensitivity management, the Corporation seeks to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

The Corporation employs simulation models to measure the effect of variations in interest rates on net interest income. The composition of assets, liabilities and off-balance-sheet instruments and their respective repricing and maturity characteristics are evaluated in assessing the Corporation's exposure to changes in interest rates.

Net interest income is projected over a two-year period using multiple interest rate scenarios. The results are compared to net interest income projected over the same time period based on stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects that, as of March 31, 1998, a 250 basis point increase in market interest rates would reduce net interest income by 3.7% in the first year and 9.6% in the second year. These figures compare to corresponding decreases of 2.6% and 6.6% in the first and second years, respectively, at December 31, 1997. If interest rates were to decrease 250 basis points, the simulation model projects that net interest income would increase 1.1% in the first year but decrease 3.1% in the second year. This compares to an increase of 1.1% in the first year and a decrease of 1.1% in the second year at December 31, 1997. The Corporation's policy limits the permitted reduction in net interest income to 10% in the first one-year period given a decrease in interest rates of 250 basis points.

The preceding paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995 regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates.

The assumptions that the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the balances of residential mortgages, asset-backed securities and collateralized mortgage obligations (CMOs) play a significant role in the results the simulation model projects. The adjustment paths are not assumed to be symmetrical.

The Corporation's model also employs assumptions that reflect the historical adjustment paths of the Corporation's retail deposit rates to changes in the level of market interest rates. In addition, some of the Corporation's retail deposit rates reach historic lows within the 250-basis point decline scenario. The Corporation's model freezes the rates for these deposit products when they equal their historic lows. These model assumptions (asymmetrical adjustments and rate floors based on historic lows) limit the extent to which deposit rates are expected to adjust in a declining rate scenario and contribute to the projected simulation results.

Changes in the balances of residential mortgages, CMOs and asset-backed securities are driven by contractual obligations and prepayments. While contractual obligations are not typically influenced by changes in interest rates, prepayment activity (including refinancing) can shift dramatically with changes in interest rates. The Corporation's prepayment assumptions are based on industry estimates for loans with similar coupons and remaining maturities. A 250-basis point decline in interest rates can lead to a significant increase in prepayments when available reinvestment opportunities of similar risk carry lower returns. Conversely, should interest rates rise 250 basis points, the same balances are not likely to prepay at the same rate, but instead are likely to lengthen in effective maturity as debtors elect not to prepay and to retain these now below-market credit terms as long as possible. Holders of mortgages, asset-backed securities and CMOs are left with returns below those prevailing in the current environment. This prepayment-driven effect also contributes to the projected simulation results.

During the first quarter of 1998, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program was to eliminate the risk that the average lives of these fixed-rate residential mortgage loans would extend beyond their anticipated durations, as frequently occurs during periods of rising interest rates. Total mortgage loans sold during the first quarter of 1998 were $23.0 million.

Management reviews the Corporation's interest rate sensitivity regularly, and uses a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At March 31, 1998, the Corporation was committed to interest rate swaps with a total notional amount of $275 million, unchanged from year-end 1997. The swaps have remaining maturities of between 0 and 25 months, with a weighted average maturity of 10 months. At March 31, 1998, the Corporation was committed to interest rate floors with a total notional amount of $325 million, unchanged from year-end 1996. The floors have remaining maturities of between 16 and 51 months, with a weighted average maturity of 27 months. The net interest differential, and the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

Liquidity
-------------

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through a stable base of core deposits.

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 27.51%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. On May 4, 1998, the Corporation issued $125 million of subordinated debentures bearing interest at the rate of 6.625% per annum and payable on May 1, 2008. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the first quarter of 1998 was $5.0 million, an increase of $500,000, or 11%, over the $4.5 million provided for the first quarter of 1997. The reserve at March 31, 1998 was $66.1 million, an increase of $2.3 million, or 4%, over the $63.8 million reported at December 31, 1997. The reserve as a percentage of total period-end loans outstanding was 1.61%, up slightly over the year-end level of 1.60%. Net chargeoffs for the first quarter of 1998 were $2.8 million, down $700,000, or 21%, from the first quarter of 1997.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in                 March 31,     December 31,      March 31,
thousands)                             1998             1997           1997
--------------------------------------------------------------------------------
Nonaccruing                         $28,819          $28,669        $37,811
Restructured                            ---              ---            ---
Past due 90 days or more             19,253           15,523         20,612
--------------------------------------------------------------------------------
Total                               $48,072          $44,192        $58,423
                            ====================================================

Percent of total loans at
period-end                            1.17%            1.11%          1.53%

Other real estate owned             $1,832           $3,738         $5,543


Nonaccruing loans at March 31, 1998 were $28.8 million, an increase of $150,000 over the $28.7 million reported at December 31, 1997. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at March 31, 1998 totaled $30.7 million, or .7% of period-end loans outstanding. This was a decrease of $1.8 million, or 5%, from the $32.4 million, or .8% of period-end loans outstanding, reported at December 31, 1997. As a result of the Corporation's ongoing monitoring of its loan portfolio, at March 31, 1998, approximately $9.1 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 2.29 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the first quarter of 1998 was 11.06%, and its core (Tier 1) leveraged capital ratio was 7.44%. The corresponding ratios at year-end 1997 were 12.38% and 8.58%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Reflecting the Corporation's performance and favorable outlook, in April the Corporation increased the quarterly dividend by 8% to 39 cents per share. This raises the per-share annual dividend rate to $1.56 and marks the seventeenth consecutive year in which dividends have been increased.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
------------------

Year 2000 Issue

The Corporation has established a company-wide task force which reviewed all computer-based systems and applications and developed a company-wide action plan for the year 2000 date change. This includes modifications to existing software and/or the acquisition of new software. In addition, the Corporation could possibly be affected by the year 2000 issue to the extent other entities not affiliated with it are unsuccessful in addressing this issue. The Corporation has initiated formal communications with its significant vendors and customers to determine the extent to which those entities could impact the Corporation by failing to remediate their own year 2000 issues. There can be no guaranty that the operating systems of other companies will be converted in a timely manner or that remediation costs or difficulties would not have an adverse effect on the Corporation.

The Corporation anticipates primarily utilizing internal resources to reprogram and test its software for required year 2000 modifications. The Corporation anticipates completing these system modifications by December 31, 1998. The total cost for the year 2000 project, including costs and time associated with the impact of third-party year 2000 issues, has not been finalized. These costs, which will be expensed as incurred, are to be funded through operating cash flows.

The preceding two paragraphs contain certain forward-looking and cautionary statements within the meaning of and pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

Accounting Pronouncements
-------------------------

In June 1997, the Financial Standards Accounting Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial disclosure and descriptive information about reportable operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. This statement is effective for periods beginning after December 15, 1997 and requires the restatement of all prior periods presented. However, it is not required to be applied for interim reporting in the initial year of application. Upon adoption, this statement will result in additional financial statement disclosures.


Acquisition of Interest in Investment Advisor
---------------------------------------------

On April 24, 1998, WT Investments, Inc., an indirect subsidiary of the Corporation ("WTI"), entered into an agreement with Roxbury Capital Management, an asset management firm headquartered in Santa Monica, California ("Roxbury"), and its principals. Under this agreement, a new entity, Roxbury Capital Management, LLC ("RCM"), will assume Roxbury's investment management business. Roxbury performs investment management services relating to large-capitalization stocks for institutional and individual clients. The firm has a staff of 52 employees and currently manages over $4 billion in assets on a discretionary basis.

Closing is subject to the satisfaction of several customary conditions. At closing, WTI will obtain a preferred profits interest in RCM, with the balance of those profits being retained by Roxbury for its current owners. Options to acquire additional ownership interest in RCM will be distributed to key employees. The Corporation will be able to purchase additional ownership interests in RCM from its equity owners upon the occurrence of a number of specified events, including the termination of employment, death, disability or retirement of the individual.

RCM will be managed by a board of seven managers. Initially, the board will consist of five people designated by Roxbury and its principals and two people designated by WTI. WTI will be entitled to elect a majority of the board when it acquires a majority of the equity interests in RCM.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         See the discussion under the caption "Interest Rate Sensitivity" above.

Part II.    Other Information

      Item 1 - Legal Proceedings
               Not Applicable

      Item 2 - Change In Securities and Use of Proceeds

      On January 17, 1998, the Corporation issued to a total of 16 individuals not full-time employees of the Corporation non-statutory stock options to acquire a total of 10,000 shares of its stock at an exercise price of $62.375 per share. These options are first exercisable three years after grant and terminate ten years after grant, and were issued under the Corporation's 1996 Long-Term Incentive Plan in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933. The proceeds from the exercise of these options will be used for general corporate purposes. The shares underlying the options are anticipated to be registered on Form S-3 to be filed with the Securities and Exchange Commission.


      Item 3 - Defaults Upon Senior Securities and Use of Proceeds
               Not Applicable

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

Exhibit Number                                    Exhibit
--------------                    ----------------------------------------------
11                                Statement re computation of per share earnings

27                                Financial data schedule


      The Corporation filed a Report on Form 8-K on April 24, 1998 reporting certain developments under Item 5.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May  14, 1998                 /s/    Ted T. Cecala

                                   ---------------------------------------------
                                    Name:    Ted T. Cecala
                                    Title:   Chairman of the Board and
                                             Chief Executive Officer

Date: May 14, 1998                  /s/   David R. Gibson

                                   ---------------------------------------------
                                    Name:    David R. Gibson
                                    Title:   Senior Vice President and
                                             Chief Financial Officer