Form 10-Q
period 1998-06-30
WILMINGTON TRUST CORP
filed 1998-08-14
CIK 872821

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q
(Mark One)
[ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 1998

                                      OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For The Transition Period From ____________ to ___________

      Commission File Number:  0-25442


                         WILMINGTON TRUST CORPORATION
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       51-0328154
--------------------------------------            ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)



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

[ X ]   Yes                [   ]   No

Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 1998 - 33,615,534 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                           Page
                                                                          ------
Part I.     Financial Information


      Item 1 - Financial Statements

                 Consolidated Statements of Condition                       3
                 Consolidated Statements of Income                          5
                 Consolidated Statements of Cash Flows                      6
                 Notes to Consolidated Financial Statements                 7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9

      Item 3 - Quantitative and Qualitative Disclosures About
               Market Risk                                                  20

Part II.   Other Information

      Item 1 - Legal Proceedings                                            22
      Item 2 - Changes in Securities and Use of Proceeds                    22
      Item 3 - Defaults Upon Senior Securities                              22
      Item 4 - Submission of Matters to a Vote of  Security Holders         22
      Item 5 - Other Information                                            22
      Item 6 - Exhibits and Reports on Form 8-K                             22
      Exhibit 11
      Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                ------------------------------------
                                                                                       June 30,         December 31,
(in thousands)                                                                             1998                 1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                              $  248,852         $  239,392
                                                                                ------------------------------------
Interest-bearing time deposits in other banks                                              ----               ----
                                                                                ------------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                       154,000             50,000
                                                                                ------------------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                            956,540            790,519
       Obligations of state and political subdivisions                                    7,902              8,007
       Other securities                                                                 580,021            517,877
--------------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                           1,544,463          1,316,403
                                                                                ------------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                            116,312            219,136
       Obligations of state and political subdivisions                                    8,524             12,743
       Other securities                                                                  71,516            101,128
--------------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $197,217 and $333,812, respectively)                                  196,352            333,007
                                                                                ------------------------------------
Loans:
       Commercial, financial and agricultural                                         1,331,851          1,207,930
       Real estate-construction                                                         189,203            145,097
       Mortgage-commercial                                                              870,168            884,146
       Mortgage-residential                                                             836,423            813,116
       Consumer                                                                         986,612            954,486
       Unearned income                                                                  (7,497)           (10,840)
--------------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                       4,206,760          3,993,935
       Reserve for loan losses                                                         (68,055)           (63,805)
--------------------------------------------------------------------------------------------------------------------
             Net loans                                                                4,138,705          3,930,130
                                                                                ------------------------------------
Premises and equipment, net                                                             141,455            135,129
Other assets                                                                            164,711            118,290
--------------------------------------------------------------------------------------------------------------------
             Total assets                                                            $6,588,538         $6,122,351
                                                                                ====================================






LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                    $  831,271         $  792,513
       Interest-bearing:
             Savings                                                                    413,061            393,539
             Interest-bearing demand                                                  1,248,678          1,134,996
             Certificates under $100,000                                              1,205,933          1,211,771
             Certificates $100,000 and over                                           1,045,190            636,211
--------------------------------------------------------------------------------------------------------------------
             Total deposits                                                           4,744,133          4,169,030
                                                                                ------------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                             958,204          1,246,287
       U.S. Treasury demand                                                              99,350             61,290
--------------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                              1,057,554          1,307,577
                                                                                ------------------------------------
Other liabilities                                                                        84,042             99,737
Long-term debt                                                                          168,000             43,000
--------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                        6,053,729          5,619,344
                                                                                ------------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173
             and 39,191,848 shares, respectively                                         39,264             39,192
       Capital surplus                                                                   65,774             62,511
       Retained earnings                                                                604,022            573,570
       Accumulated other comprehensive income                                             6,625              7,504
--------------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                            715,685            682,777
       Less:  Treasury stock, at cost, 5,648,639 and
                   5,713,735 shares, respectively                                     (180,876)          (179,770)
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                 534,809            503,007
                                                                                ------------------------------------
             Total liabilities and stockholders' equity                              $6,588,538         $6,122,351
                                                                                ====================================

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                         ---------------------------------------------------------------------------
                                                              For the three months ended               For the six months ended
                                                                                June 30,                               June 30,
                                                         ---------------------------------------------------------------------------
(in thousands; except per share data)                          1998                1997               1998                1997
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                               $    89,943         $    85,892        $   177,685         $   167,999
Interest and dividends on investment securities:
     Taxable interest                                         24,266              17,541             47,492              34,385
     Tax-exempt interest                                         214                 399                450                 812
     Dividends                                                 2,287               1,932              4,367               3,870
Interest on time deposits in other banks                        ----                ----               ----                ----
Interest on federal funds sold and securities
     purchased under agreements to resell                        413                 369                648                 712
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                   117,123             106,133            230,642             207,778
                                                       -----------------------------------------------------------------------------
Interest on deposits                                          39,485              31,712             75,692              62,657
Interest on short-term borrowings                             15,394              17,103             33,292              31,808
Interest on long-term debt                                     2,027                 312              2,027                 649
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                   56,906              49,127            111,011              95,114
                                                       -----------------------------------------------------------------------------
Net interest income                                           60,217              57,006            119,631             112,664
Provision for loan losses                                    (5,000)             (5,000)           (10,000)             (9,500)
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                     55,217              52,006            109,631             103,164
                                                       -----------------------------------------------------------------------------
OTHER INCOME
Trust and asset management fees                               32,147              27,868             62,152              53,781
Service charges on deposit accounts                            5,262               5,281             10,607               9,960
Gain on business disposition                                    ----                ----              5,503                ----
Other operating income                                         5,590               4,661             10,322               9,625
Securities gains                                                  33                  11                  2                  12
------------------------------------------------------------------------------------------------------------------------------------
     Total other income                                       43,032              37,821             88,586              73,378
                                                       -----------------------------------------------------------------------------
     Net interest and other income                            98,249              89,827            198,217             176,542
                                                       -----------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                              33,723              32,541             68,458              64,048
Net occupancy                                                  3,199               2,585              6,014               5,438
Furniture and equipment                                        4,858               3,949              8,943               7,579
Stationery and supplies                                        1,299               1,274              2,699               2,732
Provision for litigation settlement                             ----                ----              5,500                ----
Servicing and consulting fees                                  3,091               1,420              5,286               2,569
Other operating expense                                        9,820               9,033             18,560              18,134
------------------------------------------------------------------------------------------------------------------------------------
     Total other expense                                      55,990              50,802            115,460             100,500
                                                       -----------------------------------------------------------------------------
NET INCOME
Income before income taxes                                    42,259              39,025             82,757              76,042
Applicable income taxes                                       13,970              12,741             27,156              24,837
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                          $    28,289         $    26,284        $    55,601         $    51,205
                                                       =============================================================================
     Net income per share:
          basic                                          $      0.84         $      0.78        $      1.66         $      1.52
                                                       =============================================================================
          diluted                                        $      0.82         $      0.77        $      1.61         $      1.49
                                                       =============================================================================
     Weighted average shares outstanding:
          basic                                               33,575              33,689             33,541              33,778
          diluted                                             34,406              34,344             34,434              34,426
     Cash dividends per share                            $      0.39         $      0.36        $      0.75         $      0.69


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                              -------------------------------
                                                                                                     For the six months ended
                                                                                                                     June 30,
(in thousands)                                                                                        1998               1997
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                                $    55,601        $    51,205
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                          10,000              9,500
                 Provision for depreciation                                                          6,275              5,030
                 (Accretion)/amortization of investment securities available for sale
                        discounts and premiums                                                       (538)              1,622
                 Accretion of investment securities held to maturity discounts
                        and premiums                                                                 (134)               (24)
                 Deferred income taxes                                                                 487              (557)
                 Losses on sales of loans                                                              583                139
                 Securities gains                                                                      (2)               (12)
                 Decrease in other assets                                                            6,088              9,653
                 Decrease in other liabilities                                                    (15,688)            (9,848)
-----------------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                                    62,672             66,708
                                                                                              -------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                               322,635              3,648
     Proceeds from maturities of investment securities available for sale                          279,444            418,232
     Proceeds from maturities of investment securities held to maturity                            136,788             62,480
     Purchases of investment securities available for sale                                       (830,971)          (570,213)
     Investment in affiliate                                                                      (52,509)               ----
     Gross proceeds from sales of loans                                                             55,981              8,584
     Purchases of loans                                                                            (1,095)           (67,292)
     Net increase in loans                                                                       (274,044)          (151,894)
     Net increase in premises and equipment                                                       (12,601)           (11,700)
-----------------------------------------------------------------------------------------------------------------------------
                       Net cash used for investing activities                                    (376,372)          (308,155)
                                                                                              -------------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings and interest-bearing
            demand deposits                                                                        171,962              3,550
     Net increase in certificates of deposit                                                       403,141             54,795
     Net (decrease)/increase in federal funds purchased and securities sold
            under agreements to repurchase                                                       (288,083)            137,232
     Net increase in U.S. Treasury demand                                                           38,060             41,474
     Proceeds from issuance of long-term debt                                                      125,000               ----
     Cash dividends                                                                               (25,149)           (23,305)
     Proceeds from common stock issued under employment benefit plans                                7,092              5,942
     Payments for common stock acquired through buybacks                                           (4,863)           (17,261)
-----------------------------------------------------------------------------------------------------------------------------
                       Net cash provided by financing activities                                   427,160            202,427
                                                                                              -------------------------------
     Increase/(decrease) in cash and cash equivalents                                              113,460           (39,020)
     Cash and cash equivalents at beginning of period                                              289,392            365,423
-----------------------------------------------------------------------------------------------------------------------------
                       Cash and cash equivalents at end of period                              $   402,852        $   326,403
                                                                                              ===============================
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
     Cash paid during the period for:
            Interest                                                                           $   112,598        $   100,346
            Taxes                                                                                   28,429             25,314
     Loans transferred during the year:
            To other real estate owned                                                         $     1,226        $     2,194
            From other real estate owned                                                             2,946              4,028

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

      For the three months ended June 30, 1998 and 1997, total comprehensive income, net of taxes, was $26,808,000 and $30,918,000, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income, net of taxes, was $54,722,000 and $52,680,000, respectively.

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

Note 5 - Acquisition of Interest in Investment Advisor

         On January 2, 1998, WT Investments, Inc. an indirect subsidiary of the Corporation ("WTI"), consummated a transaction with Cramer, Rosenthal, McGlynn, Inc., an asset management firm with offices in New York City and White Plains, New York ("Cramer"), and its principals. Under this agreement, a new entity, Cramer Rosenthal McGlynn, LLC ("CRM"), assumed Cramer's investment management business. CRM performs investment management services relating to small- to middle-capitalization stocks for institutional and individual clients.

         As a result of this transaction, WTI acquired a 24% equity interest in CRM, with the balance of the equity interests held by Cramer and CRM's other owners. Options to acquire additional ownership interests in CRM have been distributed to key employees. The Corporation will be able to purchase additional ownership interests in CRM from its other equity owners upon the occurrence of a number of specified events, including the termination of employment, death, disability or retirement of the individual principals.

         CRM has a staff of more than 50 employees and currently manages over $3.6 billion in assets on a discretionary basis. The firm is managed by a board of five managers. The board currently consists of four people designated by Cramer and its principals and one person designated by WTI. WTI will be entitled to elect a majority of the Board when it acquires a majority of the equity interests in CRM.

Note 6 - Issuance of Subordinated Debentures

         On May 4, 1998, the Corporation issued $125 million in subordinated debentures due on May 1, 2008, and bearing interest at a rate of 6.625% per annum payable semi-annually on May 1 and November 1.

Note 7 - Subsequent Events

         On July 31, 1998, WTI consummated a transaction with Roxbury Capital Management, an asset management firm headquartered in Santa Monica, California ("Roxbury"), and its principals. Under this agreement, a new entity, Roxbury Capital Management, LLC ("RCM"), assumed Roxbury's investment management business. RCM performs investment management services relating to large-capitalization stocks for institutional and individual clients.

         As a result of this transaction, WTI has a preferred profits interest in RCM, with the balance of those profits being retained by Roxbury and RCM's other owners. Options to acquire additional ownership interest in RCM will be distributed to key employees. The Corporation will be able to purchase additional ownership interests in RCM from its equity owners upon the occurrence of a number of specified events, including the termination of employment, death, disability or retirement of the individual.

         RCM has a staff of 52 employees and currently manages over $4 billion in assets on a discretionary basis. The firm is managed by a board of seven managers. The board currently consists of five people designated by Roxbury and its principals and two people designated by WTI. WTI will be entitled to elect a majority of the board when it acquires a majority of the equity interests in RCM.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the second quarter of 1998 was $28.3 million, or $.84 per share, an 8% increase over the $26.3 million, or $.78 per share, recorded for the second quarter of last year. Diluted net income per share for the second quarter of 1998 was $.82, compared with $.77 for the second quarter last year.

Total revenues for the second quarter of 1998 reached $103.2 million, a 9% increase over the $94.8 million reported for the second quarter of 1997.

Net interest income for the second quarter of 1998 reached $60.2 million, a 6% increase over the $57.0 million reported for the second quarter last year.

The quarterly provision for loan losses of $5.0 million was unchanged from the provision for the second quarter of 1997. The reserve for loan losses at quarter-end stood at $68.1 million, up $4.3 million, or 7%, over the $63.8 million reported at December 31, 1997.

Noninterest income for the second quarter of 1998 was $43.0 million, a 14% increase over the $37.8 million reported for the second quarter of last year.

Operating expenses for the second quarter of 1998 were $56.0 million, a 10% increase over the $50.8 million reported for the second quarter last year.

Return on assets for the six months ended June 30, 1998, on an annualized basis, was 1.80%, down from the 1.88% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 21.71%, down from the 22.13% reported for the first six months of 1997.

STATEMENT OF CONDITION
----------------------

Total assets at June 30, 1998 were $6.59 billion, up $466.2 million or 8%, over the $6.12 billion reported at December 31, 1997. Total earning assets increased $408.2 million, or 8%, to $6.10 billion over the same period of time. Growth in both the loan and investment portfolios contributed to these increases.

Total loans at June 30, 1998 were $4.21 billion, an increase of $212.8 million, or 5%, over the December 31, 1997 level of $3.99 billion. Contributing to this increase were commercial loans of $1.33 billion, which rose $123.9 million, or 10%, over their December 31, 1997 level; commercial construction loans of $189.2 million, which rose $44.1 million, or 30%, over their December 31, 1997 level; residential mortgage loans of $836.4 million, which rose $23.3 million, or 3%, over their December 31, 1997 level; and consumer loans of $986.6 million, which rose $32.1 million, or 3%, over their prior year-end level.

The investment portfolio at June 30, 1998 was $1.74 billion, an increase of $91.4 million, or 6%, over the December 31, 1997 level of $1.65 billion. Contributing to this increase, in part, were U.S. Treasury and government agency securities, which rose $63.2 million, or 6%, to $1.07 billion and other securities, which rose $29.2 million, or 36%, to $109.3 million.

Interest-bearing liabilities at quarter-end were $5.14 billion, up $411.3 million, or 9%, over the $4.73 billion at year-end. Total deposits during the first six months of 1998 rose $575.1 million. A $409.0 million increase in certificates of deposit of $100,000 and over was primarily responsible for these increases, as the Corporation moved into the national market in an effort to diversify its sources of funds. Interest-bearing demand account balances rose $113.7 million, or 10%, over this same period of time. Offsetting this growth, in part, was a $5.8 million decline in certificates of deposit under $100,000. In response to deposit growth, short-term borrowings decreased $250.0 million from their December 31, 1997 levels to $1.06 billion at quarter-end.

In May 1998, the Corporation issued $125 million of subordinated debentures. The debentures mature May 1, 2008 and carry an interest rate of 6.625% payable semiannually on November 1 and May 1. The net proceeds are to be used for general corporate purposes, which may include contributions to capital and other financings for the Corporation's banking and other subsidiaries, investments at the holding company level and possible future acquisitions.

Stockholders' equity at June 30, 1998 was $534.8 million, up $31.8 million, or 6%, over the year-end level as first half earnings of $55.6 million and $7.1 million in new stock issued were offset, in part, by $25.1 million in cash dividends, $4.9 million for the stock buyback program and a $900,000 valuation reserve adjustment included in other comprehensive income.

NET INTEREST INCOME
-------------------

Net interest income for the second quarter of 1998 on a fully tax-equivalent ("FTE") basis was $62.4 million. This was a $2.9 million, or 5%, increase over the $59.4 million reported for the second quarter of 1997. For the first six months of 1998, net interest income was $123.8 million, up $6.5 million, or 6%, over the $117.4 million reported for the first six months of 1997.

Interest income (FTE) for the second quarter of 1998 rose $10.7 million, or 10%, to $119.3 million from $108.5 million for the second quarter of 1997. Contributing to this increase was a $657.0 million increase in the average level of earning assets for the second quarter of 1998 versus the second quarter last year. Interest revenues rose $11.3 million as a result of this increase in earning assets. Partially offsetting this increase was a $600,000 decrease in interest revenues associated with lower rates earned on the Corporation's earning assets. The average prime lending rate the for the second quarter of 1998 was 8.50%, unchanged from a year ago. For the first six months of 1998, the average level of earning assets was $633.5 million higher than a year ago, contributing $22.0 million in increased interest revenues.

Interest expense for the second quarter of 1998 rose $7.8 million, or 16%, to $56.9 million from the $49.1 million reported for the second quarter of last year. Contributing to this increase in interest expense was a $633.7 million increase in the average level of interest-bearing liabilities, which resulted in a $6.8 million increase in interest expense. Complementing this increase was a $1.0 million increase in interest expense attributable to an 11-basis point increase in the rate paid for those funds. The average rate the Corporation paid for its funds during the second quarter of 1998 was 3.85%, versus 3.74% for the second quarter of 1997. For the first six months of 1998, the average level of interest-bearing liabilities was $623.7 million higher than that for the corresponding period of 1997, resulting in increased interest expense of $13.9 million. Complementing this increase was a $2.0 million increase in interest expense attributable to a 15-basis point increase in the rate paid for those funds. For the first six months of 1998, the average rate the Corporation paid for its funds was 3.85%, versus 3.70% for the first half of 1997.

The Corporation's net interest margin for the second quarter of 1998 was 4.21%, down 28 basis points from the 4.49% reported for the second quarter a year ago. For the first six months of 1998, the margin was 4.27%, down 26 basis points from the 4.53% reported for the first half of 1997. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the second quarters and first six months of 1998 and 1997.

QUARTERLY ANALYSIS OF EARNINGS



                                                               1998 Second Quarter                       1997 Second Quarter
                                                  ----------------------------------------     -----------------------------------
(in thousands; rates on                              Average         Income/       Average     Average       Income/       Average
 tax-equivalent basis)                               balance         expense          rate     balance       expense          rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks                    $     ----      $    ----       ----%     $     ----   $    ----       ----%
     Federal funds sold and
          securities purchased under
          agreements to resell                           29,547            413        5.53         24,431         369        5.98
---------------------------------------------------------------------------------            --------------------------
               Total short-term investments              29,547            413        5.53         24,431         369        5.98
                                                  --------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                    1,073,849         16,689        6.25        836,142      13,466        6.40
     State and municipal                                 16,676            317        7.62         31,480         631        8.05
     Preferred stock                                    146,732          2,781        7.79        135,377       2,315        6.82
     Asset-backed securities                            396,524          6,514        6.60        205,345       3,204        6.23
     Other                                              104,872          1,458        5.59         85,526       1,230        5.76
---------------------------------------------------------------------------------            --------------------------
               Total investment securities            1,738,653         27,759        6.43      1,293,870      20,846        6.42
                                                  --------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                                1,266,682         27,014        8.45      1,251,298      27,306        8.65
     Real estate-construction                           167,293          3,970        9.39        125,249       3,000        9.48
     Mortgage-commercial                                902,684         21,656        9.50        895,206      21,168        9.36
     Mortgage-residential                               827,864         16,298        7.88        761,733      14,653        7.70
     Consumer                                           971,271         22,148        9.12        895,231      21,194        9.48
---------------------------------------------------------------------------------            --------------------------
               Total loans                            4,135,794         91,086        8.76      3,928,717      87,321        8.84
                                                  --------------------------------------------------------------------------------
               Total earning assets                  $5,903,994        119,258        8.06     $5,247,018     108,536        8.23
                                                  ================================================================================
Funds supporting earning assets
     Savings                                         $  413,224          2,399        2.33     $  367,246       2,141        2.34
     Interest-bearing demand                          1,230,692          7,940        2.59      1,073,601       6,805        2.54
     Certificates under $100,000                      1,209,725         16,619        5.51      1,231,885      17,188        5.60
     Certificates $100,000 and over                     887,728         12,527        5.58        398,781       5,578        5.53
---------------------------------------------------------------------------------            --------------------------
               Total interest-bearing
                  deposits                            3,741,369         39,485        4.21      3,071,513      31,712        4.13
                                                  --------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                    1,076,277         14,639        5.42      1,187,549      16,348        5.49
     U.S. Treasury demand                                57,409            755        5.20         62,012         755        4.82
---------------------------------------------------------------------------------            --------------------------






               Total short-term borrowings            1,133,686         15,394        5.41      1,249,561      17,103        5.46
                                                  --------------------------------------------------------------------------------
     Long-term debt                                     122,670          2,027        6.61         43,000         312        2.91
---------------------------------------------------------------------------------            --------------------------
               Total interest-bearing
                  liabilities                         4,997,725         56,906        4.54      4,364,074      49,127        4.50
                                                  --------------------------------------------------------------------------------
     Other noninterest funds                            906,269           ----        ----        882,944        ----        ----
---------------------------------------------------------------------------------            --------------------------
               Total funds used to support
                  earning assets                     $5,903,994         56,906        3.85     $5,247,018      49,127        3.74
                                                  ================================================================================
Net interest income/yield                                               62,352        4.21                     59,409        4.49
     Tax-equivalent adjustment                                         (2,135)                                (2,403)
                                                                ----------------                          -------------
Net interest income                                                  $  60,217                              $  57,006
                                                                ================                          =============


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                            Year-to-Date 1998                       Year-to-Date 1997
                                                  -------------------------------------     --------------------------------
(in thousands; rates on                               Average         Income/   Average      Average      Income/    Average
 tax-equivalent basis)                                balance         expense      rate      balance      expense       rate
----------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks                    $     ----      $    ---     ----%     $     ----   $    ----     ----%
     Federal funds sold and
          securities purchased under
          agreements to resell                           23,818           648      5.41         24,747          712     5.72
--------------------------------------------------------------------------------          ---------------------------
               Total short-term investments              23,818           648      5.41         24,747          712     5.72
                                                  --------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                    1,044,435        32,740      6.31        826,917       26,511     6.39
     State and municipal                                 17,459           675      7.75         31,683        1,272     8.07
     Preferred stock                                    136,181         5,290      7.99        133,461        4,639     6.96
     Asset-backed securities                            383,007        12,662      6.64        199,025        6,110     6.14
     Other                                              100,111         2,804      5.63         86,909        2,433     5.61
--------------------------------------------------------------------------------          ---------------------------
               Total investment securities            1,681,193        54,171      6.49      1,277,995       40,965     6.40
                                                  --------------------------------------------------------------------------
     Commercial, financial and
          agricultural                                1,232,365        52,909      8.56      1,233,225       53,338     8.62
     Real estate-construction                           159,541         7,459      9.29        124,847        5,860     9.34
     Mortgage-commercial                                904,330        42,621      9.38        884,597       41,630     9.36
     Mortgage-residential                               824,212        33,224      8.06        725,992       28,034     7.73
     Consumer                                           965,101        43,795      9.13        885,694       41,925     9.53
--------------------------------------------------------------------------------          ---------------------------
               Total loans                            4,085,549       180,008      8.80      3,854,355      170,787     8.85
                                                  --------------------------------------------------------------------------
               Total earning assets                  $5,790,560       234,827      8.12     $5,157,097      212,464     8.23
                                                  ==========================================================================
Funds supporting earning assets
     Savings                                         $  405,911         4,723      2.35     $  362,443        4,209     2.34
     Interest-bearing demand                          1,184,843        15,203      2.59      1,054,769       13,134     2.51
     Certificates under $100,000                      1,210,399        33,266      5.54      1,245,667       34,682     5.61
     Certificates $100,000 and over                     796,231        22,500      5.62        388,597       10,632     5.44
--------------------------------------------------------------------------------          ---------------------------
               Total interest-bearing
                  deposits                            3,597,384        75,692      4.23      3,051,476       62,657     4.13
                                                  --------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                    1,169,141        31,975      5.46      1,127,325       30,465     5.40
     U.S. Treasury demand                                49,994         1,317      5.24         54,032        1,343     4.94
--------------------------------------------------------------------------------          ---------------------------
               Total short-term borrowings            1,219,135        33,292      5.45      1,181,357       31,808     5.38
                                                  --------------------------------------------------------------------------
     Long-term debt                                      83,055         2,027      4.88         43,000          649     3.04
--------------------------------------------------------------------------------          ---------------------------






               Total interest-bearing
                  liabilities                         4,899,574       111,011      4.54      4,275,833       95,114     4.46
                                                  --------------------------------------------------------------------------
     Other noninterest funds                            890,986          ----      ----        881,264         ----     ----
--------------------------------------------------------------------------------          ---------------------------
               Total funds used to support
                  earning assets                     $5,790,560       111,011      3.85     $5,157,097       95,114     3.70
                                                  ==========================================================================
Net interest income/yield                                             123,816      4.27                     117,350     4.53
     Tax-equivalent adjustment                                        (4,185)                               (4,686)
                                                                ---------------                        --------------
Net interest income                                                  $119,631                             $ 112,664
                                                                ===============                        ==============


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                        --------------------------------------------          --------------------------------------
                                                 For the three months ended June 30,               For the six months ended June 30,
                                        --------------------------------------------          --------------------------------------
                                                                           1998/1997                                       1998/1997
                                                                 Increase (Decrease)                             Increase (Decrease)
                                                                    due to change in                                due to change in
                                        --------------------------------------------          --------------------------------------
                                                    1             2                                    1             2
(in thousands)                                 Volume          Rate            Total              Volume          Rate         Total
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks          $     ----      $   ----        $    ----          $     ----      $   ----     $    ----
     Federal funds sold and
          securities purchased under
          agreements to resell                     77          (33)               44                (27)          (37)          (64)
------------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments                     77          (33)               44                (27)          (37)          (64)
                                        --------------------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                   3,623         (400)            3,223               6,654         (425)         6,229
     State and municipal *                      (296)          (18)            (314)               (569)          (28)         (597)
     Preferred stock *                            147           319              466                 (2)           653           651
     Asset-backed securities                    2,950           360            3,310               5,598           954         6,552
     Other *                                      273          (45)              228                 360            11           371
------------------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                   6,697           216            6,913              12,041         1,165        13,206
                                        --------------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                          332         (624)            (292)                (37)         (392)         (429)
     Real estate-construction                     994          (24)              970               1,607           (8)         1,599
     Mortgage-commercial *                        175           313              488                 916            75           991
     Mortgage-residential                       1,270           375            1,645               3,765         1,425         5,190
     Consumer                                   1,797         (843)              954               3,753       (1,883)         1,870
------------------------------------------------------------------------------------------------------------------------------------
               Total loans                      4,568         (803)            3,765              10,004         (783)         9,221
------------------------------------------------------------------------------------------------------------------------------------
               Total interest income       $   11,342      $  (620)        $  10,722          $   22,018      $    345     $  22,363
                                        ============================================================================================






Interest expense:
     Savings                               $      268      $   (10)        $     258          $      504      $     10     $     514
     Interest-bearing demand                      995           140            1,135               1,619           450         2,069
     Certificates under $100,000                (309)         (260)            (569)               (981)         (435)       (1,416)
     Certificates $100,000 and over             6,835           114            6,949              11,149           719        11,868
------------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                     7,789          (16)            7,773              12,291           744        13,035
                                        --------------------------------------------------------------------------------------------
     Federal funds purchased and
          secruities sold under
          agreements to repurchase            (1,527)         (182)          (1,709)               1,129           381         1,510
     U.S. Treasury demand                        (56)            56             ----               (100)            74          (26)
------------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                 (1,583)         (126)          (1,709)               1,029           455         1,484
                                        --------------------------------------------------------------------------------------------
     Long-term debt                               578         1,137            1,715                 604           774         1,378
------------------------------------------------------------------------------------------------------------------------------------
               Total interest expense      $    6,784      $    995        $   7,779          $   13,924      $  1,973     $  15,897
                                        ============================================================================================
Changes in net interest income                                             $   2,943                                       $   6,466
                                                                           =========                                       =========

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

Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the second quarter of 1998 rose $5.2 million, or 14%, to $43.0 million, compared to those for the second quarter of 1997. For the first six months of 1998, noninterest revenues rose $15.2 million, or 21%, to $88.6 million, compared to those for the first six months of 1997.

Higher corporate trust and asset management fees were responsible for the majority of both the quarterly and year-to-date increases. Corporate trust fees in the second quarter rose $2.1 million, or 23%, to $11.4 million, due primarily to new fees in the administration of employee benefits trusts, corporate custody and trust services and Delaware investment holding company services. For the first six months of 1998, corporate trust fees rose $3.3 million, or 19%, to $21.0 million, above those for the first six months of 1997. Asset management fees in the second quarter of 1998 were $5.6 million, a $200,000, or 5%, increase over the $5.4 million reported for the second quarter of 1997. For the first six months of 1998, asset management fees rose $800,000, or 7%, to $11.3 million. The Corporation sold its mutual fund processing business in the second quarter of 1998, which had contributed $1.5 million and $2.9 million to asset management fees in the second quarter and first six months of 1997, respectively. Disregarding those fees, asset management fees for the second quarter and first six months of 1998 rose $1.5 million, or 40%, and $2.6 million, or 34%, respectively. Personal trust fees in the second quarter of 1998 rose $1.9 million, or 14%, to $15.1 million, due to both new business and the strength of the stock market. For the first six months of 1998, personal trust fees rose $4.3 million, or 17%, to $29.8 million, above those for the first six months of 1997.

Service charges on deposit accounts of $5.3 million for the second quarter of 1998 were unchanged from a year ago. For the first six months of 1998, service charges rose $700,000, or 6%, above those for the second quarter of 1997, to $10.6 million. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase.

Operating expenses for the second quarter of 1998 rose $5.2 million, or 10% to $56.0 million. For the first six months of 1998, operating expenses were $115.5 million, $75 million, or 15%, above those for the second quarter of 1997. Personnel expenses for the quarter rose $1.2 million, or 4%, to $33.7 million, and $4.4 million, or 7%, to $68.5 million for the first six months of 1998. Contributing to this increase were higher levels of base compensation, bonuses and sales incentives. Net occupancy expense during the second quarter rose $614,000, or 24%, as the Corporation's new operations facility was occupied during the first half of 1998. Furniture and equipment expense for the quarter rose $900,000, or 23%, and $1.4 million, or 18%, for the year-to-date. Higher maintainence costs and depreciation expense associated with the Corporation's new trust system and new operations facility contributed to these increases. Other operating expenses for the second quarter of 1998 rose $800,000, or 9%, to $9.8 million, and $400,000, or 2%, to $18.6 million for the first six months of 1998. Service and consulting expense contributed $1.7 million to this quarterly increase, and included $720,000 in year 2000 expenditures, $270,000 in outsourced mortgage servicing costs and $275,000 in systems and information consulting expenses. For the year-to-date, servicing and consulting expenses were $2.7 million above those for the first six months of 1997, including $1.1 million in year 2000 expenditures and $500,000 in outsourced mortgage servicing costs. Other operating expenses for the first six months of 1998 were $10.4 million, an increase of $5.6 million, or 117%, over those for the first six months of 1997 due to the charge taken in the first quarter of 1998 for the settlement of outstanding litigation.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 28.65%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. In May 1998, the Corporation issued $125 million of subordinated debentures due on May 1, 2008 and bearing interest at a rate of 6.625% per annum. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the second quarter of 1998 was $5.0 million, unchanged from the amount provided for the second quarter of 1997. For the first six months of 1998, the provision was $10.0 million, an increase of $500,000, or 5%, over the $9.5 million provided for the first half of 1997. The reserve for loan losses at June 30, 1998 was $68.1 million, an increase of $4.3 million, or 7%, over the $63.8 million reported at December 31, 1997. The reserve as a percentage of total period-end loans outstanding was 1.62%, up slightly over the year-end level of 1.60%. Net chargeoffs for the first half of 1998 were $5.8 million, unchanged from the first half of 1997.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)   June 30, 1998   December 31, 1997   June 30, 1997
--------------------------------------------------------------------------------
Nonaccruing                         $28,564          $28,669        $38,207
Restructured                            ---              ---            ---
Past due 90 days or more             21,730           15,523         20,117
--------------------------------------------------------------------------------
Total                               $50,294          $44,192        $58,324
                            ====================================================

Percent of total loans at             1.20%            1.11%          1.47%
period-end

Other real estate owned              $2,018           $3,738         $3,297


Nonaccruing loans at June 30, 1998 were $28.6 million, a decrease of $105,000 from the $28.7 million reported at December 31, 1997. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Nonperforming assets (other real estate owned plus nonaccrual loans) at June 30, 1998 totaled $30.6 million, or .72% of period-end loans outstanding. This was a decrease of $1.8 million, or 6%, from the $32.4 million, or .81% of period-end loans outstanding, reported at December 31, 1997. As a result of the Corporation's ongoing monitoring of its loan portfolio, at

June 30, 1998, approximately $13.6 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 2.38 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the second quarter of 1998 was 14.01%, and its core (Tier 1) leveraged capital ratio was 7.58%. The corresponding ratios at year-end 1997 were 12.38% and 8.58%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

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


Other Information
-----------------

Year 2000 Issue

The Corporation has a company-wide task force which has reviewed all computer-based systems and applications and developed a company-wide action plan for the year 2000 date change. This includes modifications to existing software and/or the acquisition of new software. In addition, the Corporation could possibly be affected by the year 2000 issue to the extent other entities not affiliated with it are unsucessful in addressing this issue. The Corporation has initiated formal communications with its significant vendors and customers to determine the extent to which those entities could impact the Corporation by failing to remediate their own year 2000 issues. There can be no guaranty that the operating systems of other companies will be converted in a timely manner or that remediation costs or difficulties would not have an adverse effect on the Corporation.

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

Accounting Pronouncements

In June 1997, the Financial Standards Accounting Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." which requires financial disclosure and descriptive information about reportable operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. This statement is effective for periods beginning after December 15, 1997 and requires the restatement of all prior period presented. However, it is not required to be applied for interim reporting in the initial year of application. Upon adoption, this statement will result in additional financial statement disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted in two years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on its balance sheet at their fair value. Derivatives which are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The Corporation has not yet determined what the effect of SFAS No. 133 will be on the Corporation's earnings or financial position.

Acquisition of Interest in Investment Advisor

On July 31, 1998, WTI consummated a transaction with Roxbury and its principals. See Note 7 to the Corporation's Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Net interest income is projected over a two-year period using multiple interest rate scenarios. The results are compared to net interest income projected for the same time period based on stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of June 30, 1998, that a gradual 250-basis point increase in market interest rates would reduce net interest income by 3.7% in the first year and 9.9% in the second year. These figures compare to projected decreases at December 31, 1997 of 2.6% and 6.6% in the first and second years, respectively. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of June 30, 1998, that net interest income would increase 1.1% in the first year but decrease 2.6% in the second year. This compares to a projected increase at December 31, 1997 of 1.1% in the first year and a decrease of 1.1% in the second year. The Corporation's policy limits the permitted reduction in projected net interest income to 10% in the first one-year period given a change in interest rates of 250 basis points.

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

The Corporation's model employs assumptions that reflect the historical adjustment paths of the Corporation's retail deposit rates to changes in the level of market interest rates. In addition, some of the Corporation's retail deposit rates reach historic lows within the 250-basis point decline scenario. The Corporation's model freezes the rates for these deposit products when they equal their historic lows. These model assumptions (asymmetrical adjustments and rate floors based on historic lows) limit the extent to which deposit rates are expected to adjust in a declining rate scenario and contribute to the projected simulation results.

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

During the first six months of 1998, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program was to eliminate the risk that the average lives of these fixed-rate residential mortgage loans would extend beyond their anticipated durations, as frequently occurs during periods of rising interest rates. Total mortgage loans sold during the first six months of 1998 were $56.6 million.

Management reviews the Corporation's rate sensitivity regularly, and uses a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At June 30, 1998, the Corporation was committed to interest rate swaps with a total notional amount of $125 million, down from the $275 million at year-end 1997. The swaps have remaining maturities of between 0 and 8 months, with a weighted average maturity of 3 months. During the second quarter of 1998, the Corporation sold interest rate swaps with a total notional amount of $100 million. These swaps were sold as part of the Corporation's management of its interest rate risk. Shifts in the mix of assets on the Corporation's balance sheet eliminated the need for those interest rate swaps. At June 30, 1998, the Corporation was committed to interest rate floors with a total notional amount of $325 million, unchanged from year-end 1997. The floors have remaining maturities of between 13 and 48 months, with a weighted average maturity of 24 months. The net interest differential, and the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

Part II.    Other Information

      Item 1 - Legal Proceedings
               Not Applicable

      Item 2 - Change In Securities
               Not Applicable

      Item 3 - Defaults Upon Senior Securities
               Not Applicable

      Item 4 - Submission of Matters to a Vote of Security Holders

            At the Corporation's Annual Stockholder Meeting held on May 21, 1998 (the "Annual Meeting"), the nominees for director proposed by the Corporation were elected. The votes for those nominees were as set forth below:

                                              For             Withheld
                                       ------------------  ---------------
            Charles S. Crompton, Jr.      26,727,554          240,757
            H. Stewart Dunn, Jr.          26,727,380          240,931
            Edward B. duPont              26,727,649          240,662
            R. Keith Elliott              26,722,357          245,954
            Stacey J. Mobley              26,695,768          272,543
            H. Rodney Sharp, III          26,727,157          241,154

            In addition, at the Annual Meeting, the Corporation's stockholders approved the ratification of the selection of Ernst & Young LLP as the Corporation's independent public accountants as follows:

                      For               Against             Abstain
                   ----------           -------             -------
                   26,869,191           48,476              50,644

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

Exhibit Number                                    Exhibit
--------------    --------------------------------------------------------------
11                Statement re computation of per share earnings

27                Financial data schedule

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           /s/ David R. Gibson
Date: August  14, 1998                     -------------------------------------
                                    Name:  David R. Gibson
                                    Title: Senior Vice President and
                                           Chief Financial Officer