Form 10-Q
period 1998-09-30
WILMINGTON TRUST CORP
filed 1998-11-16
CIK 872821

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

          For the quarter ended September 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For The Transition Period From ____________ to ___________

          Commission File Number: 0-25442


                          WILMINGTON TRUST CORPORATION
        -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     51-0328154
-------------------------------------------       ------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
 or organization)                                  Identification No.)



    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
   ---------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)


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

[ X]  Yes           [  ]  No

Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 1998 - 33,450,834 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                      Page
                                                                      -----
Part I.   Financial Information


          Item 1 - Financial Statements

               Consolidated Statements of Condition                      3
               Consolidated Statements of Income                         5
               Consolidated Statements of Cash Flows                     7
               Notes to Consolidated Financial Statements                9

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        11

          Item 3 - Quantitative and Qualitative Disclosures About
                   Market Risk                                          25

Part II.  Other Information

          Item 1 - Legal Proceedings                                    27
          Item 2 - Changes in Securities and Use of Proceeds            27
          Item 3 - Defaults Upon Senior Securities                      27
          Item 4 - Submission of Matters to a Vote of Security Holders  27
          Item 5 - Other Information                                    27
          Item 6 - Exhibits and Reports on Form 8-K                     27
          Exhibit 11
          Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                 -------------------------------
                                                    September 30,   December 31,
(in thousands)                                               1998           1997
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                               $ 194,276        $ 239,392
                                                 -------------------------------
Interest-bearing time deposits in other banks              ----             ----
                                                 -------------------------------
Federal funds sold and securities purchased
       under agreements to resell                       107,000           50,000
                                                 -------------------------------
Investment securities available for sale:
     U.S. Treasury and government agencies              736,012          790,519
     Obligations of state and political subdivisions      7,749            8,007
     Other securities                                   534,081          517,877
--------------------------------------------------------------------------------
          Total investment securities available
          for sale                                    1,277,842        1,316,403
                                                 -------------------------------
Investment securities held to maturity:
     U.S. Treasury and government agencies               84,400          219,136
     Obligations of state and political subdivisions      8,148           12,743
     Other securities                                    55,981          101,128
--------------------------------------------------------------------------------
          Total investment securities held to maturity
          (market values were $149,682 and $333,812,
           respectively)                                148,529          333,007
                                                 -------------------------------
Loans:
     Commercial, financial and agricultural           1,293,853        1,207,930
     Real estate-construction                           193,813          145,097
     Mortgage-commercial                                889,647          884,146
     Mortgage-residential                               857,875          813,116
     Consumer                                         1,000,624          954,486
     Unearned income                                    (6,054)         (10,840)
--------------------------------------------------------------------------------
          Total loans net of unearned income          4,229,758        3,993,935
     Reserve for loan losses                           (69,896)         (63,805)
--------------------------------------------------------------------------------
          Net loans                                   4,159,862        3,930,130
                                                 -------------------------------
Premises and equipment, net                             143,707          135,129
Other assets                                            217,578          118,290
--------------------------------------------------------------------------------
          Total assets                               $6,248,794       $6,122,351
                                                 ===============================






LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                      $  802,361       $  792,513
     Interest-bearing:
          Savings                                       399,960          393,539
          Interest-bearing demand                     1,249,888        1,134,996
          Certificates under $100,000                 1,214,849        1,211,771
          Certificates $100,000 and over                860,049          636,211
--------------------------------------------------------------------------------
          Total deposits                              4,527,107        4,169,030
                                                 -------------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
          under agreements to repurchase                839,017        1,246,287
     U.S. Treasury demand                                74,347           61,290
--------------------------------------------------------------------------------
          Total short-term borrowings                   913,364        1,307,577
                                                 -------------------------------
Other liabilities                                        95,584           99,737
Long-term debt                                          168,000           43,000
--------------------------------------------------------------------------------
          Total liabilities                           5,704,055        5,619,344
                                                 -------------------------------
Stockholders' equity:
     Common stock ($1.00 par value) authorized
          150,000,000 shares; issued 39,264,173
          and 39,191,848 shares, respectively            39,264           39,192
     Capital surplus                                     66,734           62,511
     Retained earnings                                  620,204          573,570
     Accumulated other comprehensive income              13,752            7,504
--------------------------------------------------------------------------------
          Total contributed capital and
          retained earnings                             739,954          682,777
     Less:  Treasury stock, at cost, 5,813,339 and
             5,713,735 shares, respectively           (195,215)        (179,770)
--------------------------------------------------------------------------------
          Total stockholders' equity                    544,739          503,007
                                                 -------------------------------
          Total liabilities and stockholders'
          equity                                     $6,248,794       $6,122,351
                                                 ===============================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                   ---------------------------------------------
                                      For the three months   For the nine months
                                       ended September 30,   ended September 30,
                                   ---------------------------------------------
(in thousands; except per share data)    1998         1997       1998       1997
--------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans           $ 90,333     $ 87,183  $ 268,018  $ 255,182
Interest and dividends on
  investment securities:
     Taxable interest                  22,272       20,068     69,764     54,453
     Tax-exempt interest                  204          335        654      1,147
     Dividends                          2,147        2,191      6,514      6,061
Interest on time deposits in other       ----         ----       ----       ----
 banks
Interest on federal funds sold and
 securities purchased under agreements
 to resell                                655          249      1,303        961
--------------------------------------------------------------------------------
     Total interest income            115,611      110,026    346,253    317,804
                                 -----------------------------------------------
Interest on deposits                   41,035       35,024    116,727     97,681
Interest on short-term borrowings      12,887       17,023     46,179     48,831
Interest on long-term debt              2,771          189      4,798        838
--------------------------------------------------------------------------------
     Total interest expense            56,693       52,236    167,704    147,350
                                 -----------------------------------------------
Net interest income                    58,918       57,790    178,549    170,454
Provision for loan losses             (5,000)      (5,000)   (15,000)   (14,500)
--------------------------------------------------------------------------------
     Net interest income after
       provision for loan losses       53,918       52,790    163,549    155,954
                                 -----------------------------------------------
OTHER INCOME
Trust and asset management fees        32,203       29,071     94,355     82,852
Service charges on deposit accounts     5,659        5,602     16,266     15,562
Gain on business disposition             ----         ----      5,503       ----
Other operating income                  4,707        5,574     15,029     15,199
Securities gains                        4,745            1      4,747         13
--------------------------------------------------------------------------------
     Total other income                47,314       40,248    135,900    113,626
                                 -----------------------------------------------
     Net interest and other income    101,232       93,038    299,449    269,580
                                 -----------------------------------------------
OTHER EXPENSE
Salaries and employment benefits       34,855       31,605    103,313     95,653
Net occupancy                           3,391        3,656      9,405      9,094
Furniture and equipment                 4,899        4,516     13,842     12,095
Stationery and supplies                 1,483        1,541      4,182      4,273





Provision for litigation settlement      ----        ----        5,500      ----
Servicing and consulting fees           3,146       1,528        8,432     4,097
Other operating expense                 9,435       9,677       27,995    27,811
--------------------------------------------------------------------------------
     Total other expense               57,209      52,523      172,669   153,023
                                 -----------------------------------------------
NET INCOME
Income before income taxes             44,023      40,515      126,780   116,557
Applicable income taxes                14,792      13,252       41,948    38,089
--------------------------------------------------------------------------------
     Net income                      $ 29,231    $ 27,263  $    84,832 $  78,468
                                 ===============================================
     Net income per share:
          Basic                      $   0.87    $   0.81  $      2.53 $    2.33
                                 ===============================================
          Diluted                    $   0.86    $   0.79  $      2.47 $    2.28
                                 ===============================================
     Weighted average shares
       outstanding:
          Basic                        33,476      33,662       33,519    33,739
          Diluted                      34,140      34,504       34,335    34,453
     Cash dividends per share        $   0.39    $   0.36  $      1.14 $    1.05


See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                --------------------------------
                                                       For the nine months ended
                                                                   September 30,
(in thousands)                                              1998            1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                        $  84,832      $   78,468
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provision for loan losses                       15,000          14,500
          Provision for depreciation                       9,970           7,640
          (Accretion)/amortization of investment
           securities available for sale discounts
           and premiums                                  (1,359)           2,028
          Accretion of investment securities held
           to maturity discounts and premiums              (194)            (34)
          Deferred income taxes                          (3,521)         (2,684)
          Losses on sales of loans                           912             171
          Securities gains                               (4,747)            (13)
          Decrease in other assets                        19,875          21,415
          Decrease in other liabilities                  (4,147)        (11,155)
--------------------------------------------------------------------------------
               Net cash provided by operating
                 activities                              116,621         110,336
                                                --------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities
      available for sale                                 658,114           3,956
     Proceeds from maturities of investment
      securities available for sale                      494,050         555,043
     Proceeds from maturities of investment
      securities held to maturity                        184,741         101,463
     Purchases of investment securities available
      for sale                                       (1,097,803)       (840,748)
     Purchases of investment securities held to
      maturity                                              ----            ----
     Investments in affiliates                         (119,163)            ----
     Gross proceeds from sales of loans                   79,800          15,043
     Purchases of loans                                  (1,095)        (67,543)
     Net increase in loans                             (324,349)       (207,629)
     Net increase in premises and equipment             (18,548)        (37,536)
--------------------------------------------------------------------------------
               Net cash used for investing
                 activities                            (144,253)       (477,951)
                                                --------------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings and
      interest-bearing demand deposits                   131,161          16,104
     Net increase in certificates of deposit             226,916         200,965
     Net (decrease)/increase in federal funds
      purchased and securities sold under
      agreements to repurchase                         (407,270)          67,484
     Net increase in U.S. Treasury demand                 13,057          35,981
     Proceeds from issuance of long-term debt            125,000            ----
     Cash dividends                                     (38,198)        (35,427)



     Proceeds from common stock issued under
      employment benefit plans                            11,892           6,833
     Payments for common stock acquired through
      buybacks                                          (23,042)        (22,681)
--------------------------------------------------------------------------------
               Net cash provided by financing
                activities                                39,516         269,259
                                                --------------------------------
     Increase/(decrease) in cash and cash
      equivalents                                         11,884        (98,356)
     Cash and cash equivalents at beginning
      of period                                          289,392         365,423
--------------------------------------------------------------------------------
               Cash and cash equivalents at
                end of period                          $ 301,276      $  267,067
                                                      ==========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest                                     $ 165,654      $  164,560
          Taxes                                           41,273          36,674
     Loans transferred during the year:
          To other real estate owned                  $    2,066       $   3,502
          From other real estate owned                     3,956           5,576

     See Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements
Wilmington Trust Corporation and Subsidiaries


Note 1 - Accounting and Reporting Policies

     The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company which owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB and WT Investments, Inc., conform to generally accepted accounting principles and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments which are of a normal recurring nature and which management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for 1997.

Note 2 - Accounting Releases

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

     For the three months ended September 30, 1998 and 1997, total comprehensive income, net of taxes, was $36,358,000 and $31,033,000, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income, net of taxes, was $91,080,000 and $83,713,000, respectively.

Note 3 - Contingent Liabilities

     The Corporation recorded a $5.5 million provision in the first quarter of 1998 in connection with the anticipated settlement of litigation described in
Note 9 of the Corporation's Annual Report to Stockholders for 1997.

Note 4 - Sale of Mutual Fund Servicing

     The Corporation's year-to-date results reflect the recognition of a gain of $5.5 million as a result of the transfer by Rodney Square Management Corporation, an indirect subsidiary of the Corporation ("RSMC"), to PFPC, Inc., an indirect subsidiary of PNC Bank, N.A., of its interest in certain agreements under which RSMC provided accounting, administrative, custody, distribution and/or transfer agency services to mutual funds.

Note 5 - Acquisition of Interests in Investment Advisors

      CRAMER ROSENTHAL MCGLYNN, LLC

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

     CRM has a staff of more than 50 employees and currently manages over $3.6 billion in assets on a discretionary basis. The firm is managed by a board of five managers. The board currently consists of four people designated by Cramer and its principals and one person designated by WTI. WTI will be entitled to elect a majority of the Board when it acquires a majority of the voting interests in CRM.

      ROXBURY CAPITAL MANAGEMENT, LLC

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

     RCM has a staff of over 60 employees and currently manages over $4.5 billion in assets on a discretionary basis. The firm is managed by a board of seven managers. The board currently consists of five people designated by Roxbury and its principals and two people designated by WTI. WTI will be entitled to elect a majority of the board when it acquires a majority of the voting interests in RCM.

Note 6 - Issuance of Subordinated Debentures

     On May 4, 1998, the Corporation issued $125 million in subordinated debentures due on May 1, 2008, and bearing interest at a rate of 6.625% per annum payable semi-annually on May 1 and November 1.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the third quarter of 1998 was $29.2 million, or $.87 per share, a 7% increase over the $27.3 million, or $.81 per share, reported for the third quarter of last year. Diluted net income per share for the third quarter of 1998 was $.86, compared with $.79 for the third quarter last year.

Total revenues for the third quarter of 1998 reached $106.2 million, an 8% increase over the $98.0 million reported for the third quarter of 1997.

Net interest income for the third quarter of 1998 reached $58.9 million, a 2% increase over the $57.8 million reported for the third quarter of last year.

The quarterly provision for loan losses of $5.0 million was unchanged from that for the third quarter of 1997. The reserve for loan losses at quarter-end stood at $69.9 million, up $6.1 million, or 10%, over the $63.8 million reported at December 31, 1997.

Noninterest income for the third quarter of 1998 was $47.3 million, an 18% increase over the $40.2 million reported for the corresponding period last year.

Operating expenses for the third quarter of 1998 were $57.2 million, a 9% increase over the $52.5 million reported for the third quarter of last year.

Return on assets for the nine months ended September 30, 1998, on an annualized basis, was 1.81%, slightly below the 1.87% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 21.76%, slightly below the 22.23% reported for the first nine months of 1997.

STATEMENT OF CONDITION
----------------------

Total assets at September 30, 1998 were $6.25 billion, up $126.4 million, or 2%, over the $6.12 billion reported at December 31, 1997. Total earning assets increased $69.8 million, or 1%, to $5.69 billion over the same period of time. Growth in the loan portfolios contributed to these increases.

Total loans at September 30, 1998 were $4.23 billion, an increase of $235.8 million, or 6%, over the December 31, 1997 level of $3.99 billion. Contributing to this increase were commercial loans of $1.29 billion, which rose $85.9 million, or 7%, over their December 31, 1997 levels; commercial construction loans of $193.8 million, which rose $48.7 million, or 34%; residential mortgage loans of $857.9 million, which rose $44.8 million, or 6%, and consumer loans of $1 billion, which rose $46.1 million, or 5%, over their prior year-end levels.

The investment portfolio at September 30, 1998 was $1.43 billion, a decrease of $223 million, or 14%, from the December 31, 1997 level of $1.65 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which fell $189.2 million, or 19%, to $820.4 million, and asset-backed securities, which fell $44.8 million, or 12%, to $335 million. These decreases reflect the sale in the third quarter of $335.3 million of securities from the Corporation's investment portfolio.

Interest-bearing liabilities at quarter-end were $4.81 billion, up $79 million, or 2%, over the year-end level of $4.73 billion. Total deposits during the first nine months of 1998 rose $358.1 million, while short-term borrowings declined

$394.2 million. A $223.8 million increase in certificates of deposit $100,000 and over was primarily responsible for this increase, as the Corporation moved into the national market in an effort to diversify its sources of funds. Interest-bearing demand account balances rose $114.9 million, or 10%, over this same period of time. Offsetting this growth, in part, was a $32.5 million, or 3%, decline in certificates of deposit under $100,000.

In May, the Corporation issued $125 million of subordinated debentures. The debentures mature May 1, 2008 and carry an interest rate of 6.625% payable semiannually on November 1 and May 1. The Corporation used the net proceeds to acquire the interests in CRM and RCM described in Note 5 to the Consolidated Financial Statements.

Stockholders' equity at September 30, 1998 was $544.7 million, up $41.7 million, or 8%, over the year-end level as earnings of $84.8 million, $11.9 million in new stock issued and a $6.2 million valuation reserve adjustment for the investment portfolio, were offset, in part, by $38.2 million in cash dividends and $23 million for the stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the third quarter of 1998 on a fully tax-equivalent ("FTE") basis was $61.0 million. This was an $800,000, or 1%, increase over the $60.2 million reported for the third quarter of 1997. For the first nine months of 1998, net interest income (FTE) was $184.8 million, up $7.3 million, or 4%, over the $177.5 million reported for the first nine months of 1997.

Interest income (FTE) for the third quarter of 1998 rose $5.3 million, or 5%, to $117.7 million from $112.4 million for the third quarter of 1997. Contributing to this increase was a $433.6 million increase in the average level of earning assets for the third quarter of 1998 compared to the same period last year. Interest revenues rose $8.1 million as a result of this increase in earning assets. Partially offsetting this increase was a $2.8 million decrease in interest revenues associated with lower interest rates. The average rate earned on these assets during the third quarter of 1998 declined 23 basis points, from 8.18% to 7.95%. For the first nine months of 1998, the average level of earning assets rose $566.1 million, or 11%, resulting in increased interest revenues of $30.2 million. Partially offsetting this increase was a $2.5 million decrease in interest revenues associated with lower interest rates. The average rate earned on these assets during the first nine months of 1998 declined 15 basis points, from 8.21% to 8.06%.

Interest expense for the third quarter of 1998 rose $4.5 million, or 9%, to $56.7 million from the $52.2 million reported for the third quarter of last year. Contributing to this increase in interest expense was a $444.1 million increase in the average level of interest-bearing liabilities, which resulted in a $3.7 million increase in interest expense. Complementing this increase was an $800,000 increase in interest expense attributable to a two basis point increase in the rate paid for those funds. The average rate the Corporation paid for its funds during the third quarter of 1998 was 3.83%, compared to 3.81% for the third quarter of 1997. For the first nine months of 1998, the average level of interest-bearing liabilities was $563.2 million higher than that for the same period of 1997, resulting in increased interest expense of $17.7 million. Complementing this increase was a $2.7 million increase in interest expense attributable to a 10 basis point increase in the rate paid for those funds. For the first nine months of 1998, the average rate the Corporation paid for its funds was 3.84%, compared to 3.74% for the first nine months of 1997.

The Corporation's net interest margin for the third quarter of 1998 was 4.12%, down 25 basis points from the 4.37% reported for the third quarter a year ago. For the first nine months of 1998, the margin was 4.22%, down 25 basis points from the 4.47% for the first nine months of 1997. The compression of the Corporation's net interest margin is likely to continue and could increase even further over the near term. Contributing to this effect were several one-time events, compounded by several broader trends. In the second quarter of this year the Corporation issued $125 million of subordinated debt, which has raised the

Corporation's cost of funds without a corresponding increase in asset yields. The Corporation used these funds to acquire interests in two asset management firms, resulting in additional fee income but no additional interest income. The current trend of converting adjustable-rate commercial loans to fixed rates has further contributed to a decline in asset yields. The flattening of the Treasury and related yield curves has driven fixed-rate loan pricing lower without a commensurate reduction in the Corporation's cost of funds. Reductions in the National Commercial Rate the Corporation offers on certain loans that have occurred since September 30,1998, coupled with a core deposit base that may be difficult to reprice in light of the proximity of current deposit rates to historic lows, could lead to some additional compression in the Corporation's net interest margin. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the third quarters and first nine months of 1998 and 1997, respectively.

QUARTERLY ANALYSIS OF EARNINGS



                                                     1998 Third Quarter                      1997 Third Quarter
                                       -----------------------------------------     --------------------------------
(in thousands; rates on                      Average        Income/      Average     Average        Income/   Average
 tax-equivalent basis)                       Balance        expense         rate     balance        expense      rate
---------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks         $     ----   $       ----        ----%  $     ----    $      ----     ----%
     Federal funds sold and
       securities purchased under
       agreements to resell                   46,369            655         5.51      17,252            249      5.65
-------------------------------------------------------------------               -------------------------
          Total short-term investments        46,369            655         5.51      17,252            249      5.65

                                       ------------------------------------------------------------------------------
     U.S. Treasury and government
        agencies                             972,268         14,943         6.20     876,875         13,941      6.38
     State and municipal                      16,098            309         7.76      26,977            524      7.78
     Preferred stock                         140,846          2,503         7.24     128,777          2,630      8.13
     Asset-backed securities                 375,452          6,178         6.63     314,262          5,180      6.61
     Other                                   109,118          1,573         5.80      83,251          1,292      6.24
-------------------------------------------------------------------               -------------------------
          Total investment securities      1,613,782         25,506         6.38   1,430,142         23,567      6.60
                                       ------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                     1,285,342         27,355         8.35   1,209,106         26,575      8.63
     Real estate-construction                198,006          4,780         9.45     132,816          3,308      9.74
     Mortgage-commercial                     882,862         20,551         9.11     935,487         22,028      9.21
     Mortgage-residential                    847,030         16,211         7.65     792,442         15,133      7.63
     Consumer                                998,178         22,662         8.98     920,700         21,575      9.28
-------------------------------------------------------------------               -------------------------
          Total loans                      4,211,418         91,559         8.57   3,990,551         88,619      8.75
                                       ------------------------------------------------------------------------------
          Total earning assets            $5,871,569        117,720         7.95  $5,437,945        112,435      8.18
                                       ==============================================================================
Funds supporting earning assets
     Savings                              $  411,756          2,350         2.26  $  361,885          2,138      2.34
     Interest-bearing demand               1,246,393          8,000         2.55   1,096,706          7,075      2.56
     Certificates under $100,000           1,216,805         16,812         5.48   1,238,341         17,460      5.59
     Certificates $100,000 and over          966,967         13,873         5.61     577,031          8,351      5.66
-------------------------------------------------------------------               -------------------------
          Total interest-bearing
            deposits                       3,841,921         41,035         4.22   3,273,963         35,024      4.23
                                       ------------------------------------------------------------------------------
     Federal funds purchased and
       securities sold under
       agreements to repurchase              896,347         12,182         5.39   1,156,676         16,381      5.63
     U.S. Treasury demand                     53,563            705         5.15      42,045            642      5.97
-------------------------------------------------------------------               -------------------------





          Total short-term borrowings        949,910         12,887         5.38   1,198,721         17,023      5.64
                                       ------------------------------------------------------------------------------
     Long-term debt                          168,000          2,771         6.55      43,000            189      1.74
-------------------------------------------------------------------               -------------------------
          Total interest-bearing
           liabilities                     4,959,831         56,693         4.52   4,515,684         52,236      4.58
                                       ------------------------------------------------------------------------------
     Other noninterest funds                 911,738           ----         ----     922,261           ----      ----
-------------------------------------------------------------------               -------------------------
          Total funds used to support
           earning assets                 $5,871,569         56,693         3.83  $5,437,945         52,236      3.81
                                       ==============================================================================
Net interest income/yield                                    61,027         4.12                     60,199      4.37
  Tax-equivalent adjustment                                 (2,109)                                 (2,409)
                                                       ------------                             -----------
Net interest income                                    $     58,918                             $    57,790
                                                       ============                             ===========


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS



                                                              Year-to-Date 1998                     Year-to-Date 1997
                                          -------------------------------------------     -------------------------------------
(in thousands; rates on                        Average        Income/         Average            Average       Income/  Average
tax-equivalent basis)                          balance        expense            rate            balance       expense     rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks           $     ----      $    ----           ----%        $     ----     $    ----     ----%
     Federal funds sold and
          securities purchased under
          agreements to resell                  31,418          1,303            5.44             22,221           961     5.70
---------------------------------------------------------------------                     ----------------------------
            Total short-term
              investments                       31,418          1,303            5.44             22,221           961     5.70
                                          -------------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                           1,020,116         47,683            6.28            843,752        40,452     6.38
     State and municipal                        17,000            984            7.76             30,097         1,796     7.99
     Preferred stock                           137,753          7,793            7.73            131,883         7,269     7.35
     Asset-backed securities                   380,461         18,840            6.64            237,860        11,290     6.33
     Other                                     103,146          4,377            5.69             85,676         3,725     5.81
---------------------------------------------------------------------                     ----------------------------
            Total investment
               securities                    1,658,476         79,677            6.49          1,329,268        64,532     6.47
                                          -------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                       1,250,217         80,264            8.49          1,225,095        79,913     8.62
     Real estate-construction                  172,504         12,239            9.35            127,533         9,168     9.47
     Mortgage-commercial                       897,096         63,172            9.29            901,747        63,658     9.31
     Mortgage-residential                      831,902         49,435            7.93            748,386        43,167     7.70
     Consumer                                  976,247         66,457            9.08            897,491        63,500     9.44
---------------------------------------------------------------------                     ----------------------------
               Total loans                   4,127,966        271,567            8.79          3,900,252       259,406     8.82
                                          -------------------------------------------------------------------------------------
               Total earning assets         $5,817,860        352,547            8.06         $5,251,741       324,899     8.21
                                          =====================================================================================
Funds supporting earning assets
     Savings                                $  407,881          7,073            2.32         $  362,255         6,347     2.34
     Interest-bearing demand                 1,205,585         23,203            2.57          1,068,902        20,209     2.53
     Certificates under $100,000             1,212,559         50,078            5.52          1,243,198        52,142     5.61
     Certificates $100,000 and over            853,768         36,373            5.62            452,098        18,983     5.54
---------------------------------------------------------------------                         ------------------------
               Total interest-bearing
                  deposits                   3,679,793        116,727            4.25          3,126,453        97,681     4.17
                                          -------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase           1,077,210         44,157            5.47          1,137,216        46,846     5.47
     U.S. Treasury demand                       51,197          2,022            5.21             49,993         1,985     5.24
---------------------------------------------------------------------                         ------------------------




               Total short-term
                borrowings                   1,128,407         46,179            5.46          1,187,209        48,831     5.46
                                          -------------------------------------------------------------------------------------
     Long-term debt                            111,681          4,798            5.44             43,000           838     2.61
-------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                liabilities                  4,919,881        167,704            4.53          4,356,662       147,350     4.50
                                          -------------------------------------------------------------------------------------
     Other noninterest funds                   897,979           ----            ----            895,079          ----     ----
---------------------------------------------------------------------                         ------------------------
               Total funds used to
                support earning assets      $5,817,860        167,704            3.84         $5,251,741       147,350     3.74
                                          =====================================================================================
Net interest income/yield                                     184,843            4.22                          177,549     4.47
  Tax-equivalent adjustment                                   (6,294)                                          (7,095)
                                                        -------------                                      -----------
Net interest income                                         $ 178,549                                        $ 170,454
                                                        =============                                      ===========


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                       ----------------------------------------     ---------------------------------------
                                       For the three months ended September 30,     For the nine months ended September 30,
                                       ----------------------------------------     ---------------------------------------
                                                                      1998/1997                                   1997/1996
                                                            Increase (Decrease)                         Increase (Decrease)
                                                               due to change in                            due to change in
                                       ----------------------------------------     ---------------------------------------
                                                  1             2                               1             2
(in thousands)                               Volume          Rate         Total            Volume          Rate       Total
---------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks         $    ----      $   ----       $  ----           $  ----      $   ----    $   ----
     Federal funds sold and
       securities purchased under
       agreements to resell                     420          (14)           406               398          (56)         342
---------------------------------------------------------------------------------------------------------------------------
          Total short-term
           investments                          420          (14)           406               398          (56)         342
                                       ------------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                 1,422         (420)         1,002             8,044         (813)       7,231
     State and municipal *                    (214)           (1)         (215)             (782)          (30)       (812)
     Preferred stock *                          241         (368)         (127)               215           309         524
     Asset-backed securities                    979            19           998             6,687           863       7,550
     Other *                                    401         (120)           281               748          (96)         652
---------------------------------------------------------------------------------------------------------------------------
          Total investment
            securities                        2,829         (890)         1,939            14,912           233      15,145
                                       ------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                      1,658         (878)           780             1,620       (1,269)         351
     Real estate-construction                 1,600         (128)         1,472             3,185         (114)       3,071
     Mortgage-commercial *                  (1,222)         (255)       (1,477)             (324)         (162)       (486)
     Mortgage-residential                     1,050            28         1,078             4,810         1,458       6,268
     Consumer                                 1,812         (725)         1,087             5,561       (2,604)       2,957
---------------------------------------------------------------------------------------------------------------------------
               Total loans                    4,898       (1,958)         2,940            14,852       (2,691)      12,161
---------------------------------------------------------------------------------------------------------------------------
               Total interest income      $   8,147      $(2,862)       $ 5,285           $30,162      $(2,514)    $ 27,648
                                       ====================================================================================
Interest expense:
     Savings                              $     294      $   (82)       $   212           $   799      $   (73)    $    726
     Interest-bearing demand                    966          (41)           925             2,586           408       2,994
     Certificates under $100,000              (303)         (345)         (648)           (1,286)         (778)     (2,064)




     Certificates $100,000 and over           5,640         (118)         5,522            16,875           515      17,390
---------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing
                   deposits                   6,597         (586)         6,011            18,974            72      19,046
                                       ------------------------------------------------------------------------------------
     Federal funds purchased and
        secruities sold under
        agreements to repurchase            (3,664)         (535)       (4,199)           (2,689)          ----     (2,689)
     U.S. Treasury demand                       176         (113)            63                48          (11)          37
---------------------------------------------------------------------------------------------------------------------------
          Total short-term
           borrowings                       (3,488)         (648)       (4,136)           (2,641)          (11)     (2,652)
                                       ------------------------------------------------------------------------------------
     Long-term debt                             548         2,034         2,582             1,341         2,619       3,960
---------------------------------------------------------------------------------------------------------------------------
          Total interest expense          $   3,657      $    800       $ 4,457           $17,674      $  2,680    $ 20,354

                                       ====================================================================================
Changes in net interest income                                           $  828                                    $  7,294
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

Noninterest Revenues and Operating Expenses
--------------------------------------------

Noninterest revenues for the third quarter of 1998 rose $7.1 million, or 18%, to $47.3 million. For the first nine months of 1998, noninterest revenues rose $22.3 million, or 20%, to $135.9 million.

Higher levels of personal trust, corporate trust and asset management fees were responsible for the majority of both the quarterly and year-to-date increases. Personal trust fees for the third quarter rose $700,000, or 5%, to $14.5 million. For the first nine months of 1998, personal trust fees rose $5 million, or 13%, to $44.3 million. Corporate trust fees for the third quarter of 1998 rose $1.3 million, or 14%, to $10.7 million. For the first nine months of 1998, corporate trust fees rose $4.6 million, or 17%, to $31.7 million. Asset management fees for the third quarter of 1998 rose $1.1 million, or 20%, to $7 million. For the first nine months of 1998, asset management fees rose $1.9 million, or 12%, to $18.3 million. The Corporation sold its mutual fund processing business in the second quarter of 1998, which had contributed $1.7 million and $4.6 million, respectively, to 1997 third quarter and year-to-date asset management fees. Disregarding those fees, asset management fees for the third quarter and first nine months of 1998 rose $2.9 million, or 69%, and $5.4 million, or 46%, respectively. These gains reflect increases in assets under management as well as the Corporation's investments in CRM and RCM. A $5.5 million gain from the sale of the Corporation's mutual fund servicing business further contributed to the increase in the Corporation's noninterest revenues in 1998.

Service charges on deposit accounts of $5.7 million for the third quarter of 1998 were unchanged from a year ago. For the first nine months of 1998, service charges rose $700,000, or 5%, to $16.3 million. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase.

Securities gains for the third quarter of 1998 of $4.7 million were realized as the Corporation sold $335.3 million in securities available for sale, primarily U.S. Government agencies, to realign its investment portfolio.

Operating expenses for the third quarter of 1998 rose $4.7 million, or 9%, to $57.2 million. For the first nine months of 1998, operating expenses rose $19.6 million, or 13%, to $172.7 million. Personnel expenses for the third quarter rose $3.3 million, or 10%, to $34.9 million, and $7.7 million, or 8%, to $103.3 million for the first nine months of 1998. Contributing to these increases were higher base compensation, bonuses and sales incentives. Furniture and equipment expenses for the third quarter rose $400,000, or 8%, and $1.7 million, or 14%, for the year. Higher maintainence costs and depreciation expense associated with the Corporation's new trust system and operations facility contributed to these increases. Other operating expense for the third quarter rose $1.4 million, or 12%, to $12.6 million and $10 million, or 31%, to $41.9 million for the first nine months of 1998. Service and consulting expense contributed $1.6 million to this quarterly increase and $4.3 million to the annual increase. These increases include Year 2000 expenditures, outsourced mortgage servicing costs and systems and information consulting expenses. Also contributing to the year-to-date increase was a $5.5 million charge to earnings taken in the first quarter of 1998 to settle outstanding litigation. The Corporation's efforts in readying for the Year 2000 date change are more fully discussed on pages 22 through 24.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 24.62%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings, and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the third quarter of 1998 was $5.0 million, unchanged from the amount provided for the third quarter of 1997. For the first nine months of 1998, the provision was $15.0 million, an increase of $500,000, or 3%, over the $14.5 million provided for the first nine months of 1997. The reserve for loan losses at September 30, 1998 was $69.9 million, an increase of $6.1 million, or 10%, over the $63.8 million reported at December 31, 1997. The reserve as a percentage of total period-end loans outstanding was 1.65%, up slightly over the year-end level of 1.60%. Net chargeoffs for the first nine months of 1998 were $8.9 million, unchanged from the corresponding period of 1997.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in             September 30,     December 31,  September 30,
  thousands)                           1998             1997           1997
---------------------------------------------------------------------------
Nonaccruing                         $30,848          $28,669        $39,483
Restructured                            ---              ---            ---
Past due 90 days or more             14,097           15,523         15,183
---------------------------------------------------------------------------
Total                               $44,945          $44,192        $54,666
                            ===============================================

Percent of total loans at
  period-end                          1.06%            1.11%          1.36%

Other real estate owned              $1,848           $3,738         $3,057


Nonaccruing loans at September 30, 1998 were $30.8 million, an increase of $2.1 million over the $28.7 million reported at December 31, 1997. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at September 30, 1998 was $1.8 million, a decrease of $1.9 million, or 51%, from the December 31, 1997 level of $3.7 million. Nonperforming assets (other real estate owned plus nonaccrual loans) at September 30, 1998 totaled $32.7 million, or .77% of period-end loans outstanding. This was an increase of $300,000, or 1%, over the $32.4 million, or .81% of period-end loans outstanding, reported at December 31, 1997. As a result of the Corporation's ongoing monitoring of its loan portfolio, at September 30, 1998, approximately $13.3 million of its loans were identified which are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 2.26 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the third quarter of 1998 was 12.89%, and its core (Tier 1) leveraged capital ratio was 6.63%. The corresponding ratios at year-end 1997 were 12.38% and 8.58%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

YEAR 2000 ISSUE

      Some computer hardware and software and other equipment include computer code in which calendar year data is abbreviated to only two digits. Some of these systems could fail to operate or produce correct results if "00" is interpreted to mean 1900, rather than 2000. As a result, many calculations that rely on data field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated. These problems are sometimes referred to as the "Year 2000 Issue."

      ASSESSMENT. The Corporation has established a company-wide task force that reviewed all mission-critical computer-based and business systems and applications, and developed a company-wide action plan for the Year 2000 date change. This action plan includes modifying existing software, acquiring new software and/or acquiring new hardware. The task force evaluates the impact of the Year 2000 across the following disciplines:

          .  Information technology
          .  Business risk impact analysis
          .  Credit risk
          .  Investment risk
          .  Vendor management
          .  Communications
          .  Contingency planning

The task force reviews the project plans each of the Corporation's business units have prepared. The task force, together with the Corporation's executive management, monitors each unit's methods and progress against those plans bi-weekly. The task force has previously provided status reports to the Audit Committee of the Board of Directors quarterly, and currently provides quarterly status reports to the entire Board of Directors.

      INFORMATION TECHNOLOGY SYSTEMS. The Corporation believes it has identified the mission-critical software applications and related equipment it uses which must be modified, upgraded or replaced. The Corporation has begun modifying, upgrading and replacing such systems. The Corporation expects to complete those modifications by December 31, 1998 and complete testing of them against other interfacing applications by June 30, 1999.

      The Corporation has begun identifying other, non-mission-critical computer software and equipment which may be affected by the Year 2000 date change, and determining whether remedial action is needed.

      SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computer software and related systems, the Corporation operates office and facilities equipment such as fax machines, photocopiers, automated teller machines, telephone switches, security systems, elevators and other common devices that may be affected by the Year 2000 date change. The Corporation is assessing the potential effect and cost of remediating the Year 2000 Issue on its office and facilities equipment. The Corporation expects to complete remediation and testing of mission-critical office and facilities equipment by December 31, 1998.

     The Corporation engaged a third-party vendor to assist it in establishing its Program Management Office and in developing and implementing certain of its Year 2000 strategies. However, the Corporation has used and anticipates continuing to use primarily internal resources to reprogram and test its software and office and facilities equipment for required Year 2000 modifications. The Corporation estimates that, through September 30, 1998, it has spent 73,000 in internal workhours, $1.8 million in third-party programming costs and $4.8 million for hardware, software and other expenses to address the Year 2000 date change. Experts within each of the Corporation's business areas have provided further assistance in testing and quality assurance in the Corporation's Year 2000 compliance efforts. The substantial majority of internal workhours and external costs have been spent to repair existing software. The Corporation estimates that, at September 30, 1998, it was 84% complete in remediating its mission-critical systems and 31% complete in stand-alone testing of those systems. Stand-alone testing examines and tests the business functionality of an application using future dates with limited application interface testing, but does not include testing the application interfacing with all other applications in a "real-time" environment. Accordingly, the Corporation also intends to devote additional internal resources to test these applications interfacing in a "real time" environment, assist in contingency planning and production support for critical dates and assure that future modifications and vendor releases do not introduce new date-related problems.

      The Corporation estimates that, to complete required modifications, upgrades and replacements of its internal systems and testing, it will expend 98,500 additional internal workhours, including approximately 18,500 hours in the fourth quarter of 1998 and 73,000 hours in 1999, as well as approximately 7,000 hours in 2000 for production support. In addition, the Corporation expects that it will incur an additional $1.7 million in third-party programming costs and $7.8 million for hardware, software and other expenses (including $5.5 million to upgrade and provide a standard platform for the Corporation's personal computers).

      The Corporation has devoted approximately 34% of its available application programming and 16% of its total internal information technology resources to the Year 2000 Issue in 1998. Accordingly, it has deferred some other information technology projects pending resolution of the Year 2000 Issue. However, the Corporation does not believe that such deferrals will have a material adverse impact on its financial performance or results of operations.

     VENDORS AND CUSTOMERS. During 1998, the Corporation initiated formal communications with its significant customers and vendors, including power and utility suppliers, and customers to determine the extent to which those entities could impact the Corporation by failing to remediate the Year 2000 Issue. During the fourth quarter of 1998, the Corporation anticipates conducting face-to-face meetings with critical vendors that have not responded to its information requests previously. The FDIC also has examined the Year 2000 compliance programs of many of the Corporation's larger vendors. The Corporation has limited control over the actions of these third parties, and there can be no assurance that they will resolve all Year 2000 Issues. Any failure of theirs to do so could have an adverse impact on the Corporation.

      MOST LIKELY CONSEQUENCES OF YEAR 2000 ISSUE. The Corporation believes it is addressing all key components necessary to resolve the Year 2000 Issue and, based upon current information, expects to identify and resolve in a timely manner all Year 2000 Issues which could adversely affect its business operations. Nevertheless, it is not possible to determine with complete certainty that all Year 2000 Issues affecting the Corporation or its vendors or customers are identified and corrected, or the duration, severity or financial consequences of any failure. The Corporation anticipates that it is possible that it may experience certain operational inconsistencies and inefficiencies, which may result in, among other things, temporary delays in processing customers' checks and payments and other transactions. This could divert the Corporation's time and attention and financial resources from ordinary business activities. The Corporation also could experience the possible failure of certain systems, which may require significant efforts to prevent or alleviate material business disruptions.

      CONTINGENCY PLANS. The Corporation is developing contingency plans which it may implement if its efforts to identify and correct Year 2000 Issues are not completely effective. Depending on the systems affected, those plans could include accelerated replacement of affected hardware or software, short- to medium-term use of back-up sites, equipment and software, increased workhours for the Corporation's personnel and/or use of contract personnel to remedy any Year 2000 Issues or provide manual workarounds for information systems. If the Corporation implements any of these contingency plans, it could have an adverse effect on the Corporation's financial position and results of operations.

      The Corporation expects to complete contingency plans for its mission-critical business functions by January 31, 1999. The Corporation expects to complete testing of those plans and finalize any necessary revisions to those plans by June 30, 1999.

      DISCLAIMER. The discussion above of the Corporation's efforts and expectations relating to Year 2000 compliance are forward-looking statements. The Corporation's ability to achieve Year 2000 compliance and the level of incremental costs associated with that compliance could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' and customers' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on its balance sheet at their fair value. Derivatives which are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The Corporation has not yet determined what effect SFAS No. 133 will have on the Corporation's earnings or financial position.

ACQUISITION OF INTEREST IN INVESTMENT ADVISOR

On July 31, 1998, WTI acquired an interest in RCM. See Note 5 to the Corporation's Consolidated Financial Statements.

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

Net interest income is projected over a two-year period using multiple interest rate scenarios. The results are compared to net interest income projected for the same time period based on stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of September 30, 1998, that a gradual 250-basis point increase in market interest rates would reduce net interest income by 1.3% in the first year. This figure compares to a projected decrease at December 31, 1997 of 2.6%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of September 30, 1998, that net interest income would decrease 1.3% in the first year. This compares to a projected increase at December 31, 1997 of 1.1% in the first year. The Corporation's policy limits the permitted reduction in projected net interest income to 10% in the first one-year period given a change in interest rates.

The preceding paragraph contains certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions that the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the balances of residential mortgages, asset-backed securities and collateralized mortgage obligations (CMOs) play a significant role in the results the simulation model projects. The adjustment paths are not assumed to be symmetrical.

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

During the first nine months of 1998, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program was to eliminate the risk that the average lives of these fixed-rate residential mortgage loans would extend beyond their anticipated durations, as frequently occurs during periods of rising interest rates. Total mortgage loans sold during the first nine months of 1998 were $80.7 million.

Management reviews the Corporation's rate sensitivity regularly, and uses a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At September 30, 1998, the Corporation was committed to interest rate swaps with a total notional amount of $75 million, down from the $275 million at year-end 1997. The swaps have remaining maturities of between 0 and 5 months, with a weighted average maturity of 3 months. During the second quarter of 1998, the Corporation sold interest rate swaps with a total notional amount of $100 million. These swaps were sold as part of the Corporation's management of its interest rate risk. Shifts in the mix of assets on the Corporation's balance sheet eliminated the need for those interest rate swaps. At September 30, 1998, the Corporation was committed to interest rate floors with a total notional amount of $325 million, unchanged from year-end 1997. The floors have remaining maturities of between 10 and 45 months, with a weighted average maturity of 21 months. The net interest differential, and the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale, are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

Part II.    Other Information

      Item 1 - Legal Proceedings
               Not Applicable

      Item 2 - Change In Securities and Use of Proceeds
               Not Applicable

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

Exhibit Number                        Exhibit
--------------    --------------------------------------------------------

11                Statement re computation of per share earnings

27                Financial data schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 1998        /s/ Ted T. Cecala
                               ----------------------------------------------
                               Name:  Ted T. Cecala
                               Title: Chairman of the Board and
                                      Chief Executive Officer



                              /s/ David R. Gibson
                              ----------------------------------------------
                              Name:  David R. Gibson
                              Title: Senior Vice President and
                                     Chief Financial Officer