Form 10-K
period 1998-12-31
WILMINGTON TRUST CORP
filed 1999-03-31
CIK 872821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO __________

      Commission file number: 0-25442


                          WILMINGTON TRUST CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                        51-0328154
-------------------------------------       -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



           Rodney Square North, 1100 North Market Street, Wilmington,
                                 Delaware 19890
          ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (302) 651-1000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to     Name of each exchange on which registered:
Section 12(b) of the Act:

Title of each class

Common Stock, $1.00 Par Value         New York Stock Exchange
------------------------------        -----------------------
(Title of class)

Securities registered pursuant to Section 12 (g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 12, 1999, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $1,847,426,202.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.



           Class                             Outstanding at February 12, 1999
--------------------------                   --------------------------------
Common Stock, $1 Par Value                          33,073,408



Documents Incorporated                       Part of Form 10-K in which
by Reference                                 Incorporated
----------------------                       ---------------------------


(1)   Portions of Proxy Statement for 1998          Part III
      Annual Shareholders' Meeting
      of Wilmington Trust Corporation

(2)   Portions of  Annual Report to                 Parts I, II, and IV
      Shareholders for fiscal year ended
      December 31, 1998



*For purposes of this calculation, directors and executive officers are deemed to be "affiliates."

                         TABLE OF CONTENTS
                         -----------------
PART I

Item 1     Business......................................................1

Item 2     Properties...................................................23

Item 3     Legal Proceedings............................................24

Item 4     Submission of Matters to a Vote of Security Holders..........24


PART II

Item 5     Market for Registrant's Common Stock and Related
           Stockholder Matters..........................................24

Item 6     Selected Financial Data......................................25

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operation...........................26

Item 7A    Qualitative and Quantitative Disclosure About Market
           Risk.........................................................26

Item 8     Financial Statements and Supplementary Data..................26

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................27

PART III

Item 10    Directors and Executive Officers of the Registrant...........27

Item 11    Executive Compensation.......................................27

Item 12    Security Ownership of Certain Beneficial Owners and
           Management...................................................27

Item 13    Certain Relationships and Related Transactions...............27

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..................................................27

                              PART I
ITEM 1 - BUSINESS

      General
      -------

      Wilmington Trust Corporation, a Delaware corporation ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 52 offices. Wilmington Trust also owns two other financial institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with seven branches ("WTPA"), and Wilmington Trust FSB, a Federally-chartered savings bank with six branches in Maryland and Florida and trust agency offices in New York, California, Maryland, and Nevada ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns WT Investments, Inc., an investment holding company with interests in three asset management firms ("WTI").

      Wilmington Trust's principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is
(302) 651-1000. Its principal role is to supervise and coordinate the Banks' and WTI's activities and provide them with capital and services. Virtually all of Wilmington Trust's income historically has been from dividends from WTC. Wilmington Trust's current staff principally consists of its management, who are executive officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC's support staff.

      As of December 31, 1998, Wilmington Trust had total assets of $6.3 billion and total stockholders' equity of $546.2 million. On that date, 33,329,101 shares of Wilmington Trust's common stock were issued and outstanding, which were held by 9,867 shareholders of record. Wilmington Trust's total loans outstanding were approximately $4.3 billion on that date.

      Personal Trust Activities
      -------------------------

      Wilmington Trust is one of the nation's largest personal trust institutions, serving a client base that is national in scope. It offers trust administration, investment management, private banking, custody, estate and financial planning, and estate settlement services for its personal trust clients. A staff of attorneys is available to work with the advisors of those clients. Wilmington Trust's offices in Delaware, Pennsylvania, Maryland, Florida, New York, California, and Nevada provide convenient access to customers in these key markets.

      Corporate Trust Activities
      --------------------------

      Wilmington Trust is a major provider of trust and administrative services for customers who benefit from Delaware's favorable tax and legal environment. These customers include passive investment companies, business trusts, limited liability companies, and limited partnerships. Wilmington Trust serves as the owner or indenture trustee for a variety of corporate, municipal, and derivative securities, including those secured by mortgage-backed collateral, residential and commercial mortgage loans, leases, credit card receivables, franchises, timeshares, and many other assets that have been included in innovative financing structures. Wilmington Trust participates as owner or indenture trustee for equipment leasing trusts involving aircraft, power generating facilities, communication lines, satellites, and vessels. It also serves as collateral or liquidating trustee in corporate debt restructurings, reorganizations, and mergers. These afford the opportunity to cross-sell Wilmington Trust's custody and asset management services. Wilmington Trust's Nevada office also provides these corporate trust services. In addition, Wilmington Trust provides trust and custody services for a variety of tax-qualified employee benefit plans, including defined benefit plans, 401(k) plans, and executive compensation arrangements.

      Asset Management
      ----------------

      Wilmington Trust provides institutional investment advisory services for clients across the country, including tax-qualified defined benefit and defined contribution plans, endowment and foundation funds, and taxable and tax-exempt cash portfolios. It also offers the proprietary family of the following Rodney Square mutual funds:

            . The Rodney Square Fund, a fund consisting of a money market portfolio and a United States government securities portfolio;

            . The Rodney Square Tax-Exempt Fund, a fund investing in short-term municipal obligations whose interest income is principally exempt from Federal income tax;

            . The Rodney Square Strategic Fixed-Income Fund, a fund consisting of a short/intermediate-term bond portfolio and an intermediate-term bond portfolio, which invests primarily in investment grade, fixed-income securities; and a municipal bond portfolio, which invests primarily in municipal securities exempt from Federal taxation; and

            . The Rodney Square Strategic Equity Fund, a fund consisting of a large cap growth equity portfolio and a large cap value equity portfolio, both of which invest primarily in U.S. equity securities; a small cap equity portfolio, which invests in potentially strong growth and undervalued U.S. equity securities; and an international equity portfolio, which invests primarily in equity securities of issuers located outside the United States.

      In January 1998, WTI acquired a 24% interest in Cramer Rosenthal McGlynn, LLC, an asset management firm with $4.5 billion under management and a value orientation. Cramer's capabilities also include special equity, limited partnerships, and high-yield investments. In July 1998, WTI acquired an interest in California-based Roxbury Capital Management, LLC, an asset management firm with a growth orientation and $6 billion under management.

      Through its personal investment centers, Wilmington Trust offers investment services throughout the Banks' branches.

      As of December 31, 1998, Wilmington Trust in the aggregate had assets of $123 billion under trust, custody, and administration. Of that total, Wilmington Trust manages approximately $24 billion in discretionary assets and $99 billion in non-discretionary assets. Personal trust assets totalled $26 billion.

      Lending Activities
      ------------------

      The Banks historically have concentrated the lending activities described below in Delaware, Pennsylvania, Maryland, and Florida. The Banks generally receive fees for originating loans and for taking applications and committing to originate loans. In addition, they receive fees for issuing letters of credit, as well as late charges and other fees in connection with their lending activities.

          Mortgage Loans
          --------------

              Commercial Loans
              ----------------

          The Banks originate loans secured by mortgages on commercial real estate and multi-family residential real estate. The Banks seek to minimize risks of this lending in a number of ways, including:

              . Limiting the size of their individual commercial and multi-family real estate loans;
              . Monitoring the aggregate size of their commercial and multi-family housing loan portfolios;
              . Generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price;
              . Requiring in most instances that the financed project generates cash flow adequate to meet required debt service payments; and
              . Requiring that the Banks have recourse to the borrower and guarantees from the borrower's principals in most instances.

          The Banks also make other types of commercial loans to businesses located in their market areas. The Banks offer lines of credit, term loans, and demand loans to finance working capital, accounts receivable, inventory, and equipment purchases. Typically, these loans have terms of up to seven years, and bear interest either at fixed rates or at rates fluctuating with a designated interest rate. These loans frequently are secured by the borrower's assets. In many cases, they also are collateralized by guarantees of the borrower's owners.

              Residential Mortgage Loans
              --------------------------

          The Banks directly originate or purchase residential first mortgage loans. A third-party servicer generally services residential mortgage loans which are not resold.

          The Banks maintain excellent relationships with correspondent lenders in their market areas from which they purchase residential mortgage loans. The Banks also foster public awareness of their residential mortgage loan products through television and newspaper advertising and direct mail. The Banks offer both fixed and adjustable interest rates on residential mortgage loans, with terms ranging up to 30 years.

          In determining whether to originate or purchase a residential mortgage loan, the Banks assess both the borrower's ability to repay the loan and the adequacy of the proposed security. The Banks generally obtain an appraisal of real property securing a first mortgage loan and information concerning the applicant's income, financial condition, employment, and credit history. The Banks require title insurance insuring the priority of their liens on most loans secured by first mortgages on real estate, as well as fire and extended coverage casualty insurance protecting the mortgaged properties. Loans are approved by various levels of management depending on the amount of the loan.

              Construction Loans
              ------------------

          The Banks make loans and participate in financing to construct residences and commercial buildings. The Banks also originate loans for the purchase of unimproved property for residential and commercial purposes. In these cases, the Banks frequently provide the construction funds to improve the properties.

          The Banks' residential and commercial construction loans generally have terms of up to 24 months, and interest rates that adjust from time to time in accordance with changes in a designated interest rate. The Banks disburse loan proceeds in increments as construction progresses and inspections warrant. The Banks finance the construction of individual, owner-occupied houses only if qualified professional contractors are involved and only on the basis of the Banks' underwriting and construction loan management guidelines. The Banks may underwrite and structure construction loans to convert to permanent loans at the end of the construction period. Analyzing prospective construction loan projects requires greater expertise than that required for residential mortgage lending on completed structures. Accordingly, the Banks engage several individuals experienced in underwriting in connection with their construction lending. Residential and commercial construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolios and receive yields higher than those obtainable on permanent residential mortgage loans.

          The Banks' underwriting standards relating to commercial real estate and multi-family residential loans are designed to ensure that the property securing the loan will generate sufficient cash flow to cover operating expenses and debt service. The Banks review the property's operating history and projections, comparable properties, and the borrower's financial condition and reputation. The Banks' general underwriting standards with respect to these loans include:

              . Inspecting each property before issuing a loan commitment and before each disbursement;
              .  Requiring recourse to the borrower;

              . Requiring the personal guaranty of the borrower's principal(s); and
              .  Requiring an appraisal of the property.

          The Banks limit real estate secured commercial loans to individuals and organizations with a demonstrated capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The borrower's cash flow is a critical component of the underwriting process for these loans.

          Other Loans to Individuals
          --------------------------

          The Banks offer both secured and unsecured personal lines of credit, installment loans, home improvement loans, direct and indirect automobile loans, student loans, and credit card facilities. The Banks develop public awareness of their consumer loan products primarily through television and newspaper advertising and direct mail. Consumer loans generally have shorter terms and higher interest rates than residential first mortgage loans. Through their consumer lending, the Banks attempt to enhance the spread between their average loan yields and their cost of funds, and their matching of assets and liabilities expected to mature or reprice in the same periods.

          The Banks require first or junior mortgages to secure home equity loans. Although this security influences the Banks' underwriting decisions, their primary focus in underwriting these loans, as well as their other loans to individuals, is on the applicant's financial ability to repay. In the underwriting process, the Banks obtain credit bureau reports and verify the borrower's employment and credit information. On home equity loans above a certain level, the Banks require an appraisal of the property securing the loan.

      Deposit Activities
      ------------------

      Deposit accounts are the primary source of the Banks' funds for use in lending and investment activities and general business purposes. The Banks also obtain funds from borrowings, the amortization and repayment of outstanding loans, earnings, and maturities of investment securities, among other sources.

      The Banks' deposit accounts include demand checking accounts, term certificates of deposit, money market deposit accounts, NOW accounts, and regular savings and club accounts. The Banks also offer retirement plan accounts (including individual retirement accounts, Keogh accounts, and simplified employee pension plans) for investment in the Banks' various deposit accounts. The Banks attract consumer deposits principally from their primary market areas.

      Other Activities
      ----------------

      Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 1998, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.46 billion, or 23% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

      Financial information about Wilmington Trust's reporting segments is contained in Note 18 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 1998.

      Subsidiaries
      ------------

      WTC has 14 active wholly-owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust's customers, and include:

              . Brandywine Insurance Agency, Inc., a licensed insurance agent and broker for life, casualty, and property insurance;

              .  Brandywine Finance Corporation, a finance company;

              . Brandywine Life Insurance Company, Inc., a reinsurer of credit life insurance written in connection with closed-end consumer loans WTC makes;

              . Delaware Corporate Management, Inc., which provides services for special purpose entities using Delaware's and Nevada's favorable tax and legal environment;

              .  Rodney Square Distributors, Inc., a registered broker-dealer;

              . Rodney Square Management Corporation, a registered investment adviser which performs investment advisory services for certain of the mutual funds described below;

              . WTC Corporate Services, Inc., a sales production company for corporate trust customers; and

              . Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser.


      Staff Members
      -------------

      On December 31, 1998, Wilmington Trust and its subsidiaries had 2,442 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, group life, health, and accident plans.

      Risk Factors
      ------------

             .  Principal Lending Risks Associated with Consumer and Commercial
                ---------------------------------------------------------------
                Lending.
                --------

      The Banks offer fixed and adjustable interest rates on residential mortgage loans, with terms of up to 30 years. ARM loans generally carry lower initial interest rates than fixed-rate loans. Accordingly, they may be less profitable than fixed-rate loans during the initial interest rate period. Since they are more responsive to changes in market interest rates than fixed-rate loans, ARM loans can increase the possibility of delinquencies in periods of high interest rates.

      Loans secured by mortgages on commercial real estate and multi-family residential real estate that the Banks originate usually are larger than one-to-four family residential mortgage loans, and generally involve greater risks than those loans. In addition, since customers' ability to repay those loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties. Moreover, the commercial real estate business is subject to downturns, overbuilding, and local economic conditions.

      Construction loans for residences and commercial buildings, as well as on unimproved property, that the Banks make carry greater risks than other types of loans. Those include risks associated generally with loans on the type of property securing the loan. The Banks sometimes fund the interest on a construction loan by including the interest as part of the loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower's or guarantor's ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties.

             .  Increasing Competition for Deposits, Loans, and Assets Under
                ------------------------------------------------------------
                Management.
                -----------

      The Banks compete for deposits, loans, and assets under management. Many of the Banks' competitors are larger and have greater financial resources than Wilmington Trust. These disparities have been accelerated with increasing consolidation in the financial services industry. Savings banks, savings and loan associations, and commercial banks located in the Banks' principal market areas historically have provided the most direct competition for deposits. Dealers in government securities and deposit brokers also provide competition for deposits. Savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders provide the principal competition for loans. This competition can increase the rates their Banks pay to attract deposits and reduce the interest rates they can charge on loans, as well as impact their ability to retain existing customers and attract new customers.

      Banks, trust companies, investment advisers, mutual fund companies, and insurance companies provide the principal competition for trust and asset management business.

             .  Impact of Slow Economic Conditions.
                -----------------------------------

      Slow economic conditions or deterioration in commercial or real estate markets could impair our borrowers' ability to repay their loans. In that event, Wilmington Trust would expect increased nonperforming assets, credit losses, and provisions for loan losses.

             .  Regulatory Restrictions.
                ------------------------

      Wilmington Trust and its subsidiaries are subject to a variety of regulatory restrictions in conducting their business by Federal and state authorities. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners' Loan Act and a variety of Federal and state consumer protection laws. See "Regulatory Matters."


Industry Guide 3 Tables
-----------------------

  The following table presents a rate/volume analysis of net interest income:

                          ---------------------------------------------------------------------------------
                                                                1998/1997                         1997/1996
                                                      Increase (Decrease)               Increase (Decrease)
                                                         due to change in                  due to change in
                          ---------------------------------------------------------------------------------
                                                    1         2                      1         2
(in thousands)                                Volume      Rate      Total      Volume      Rate       Total
-----------------------------------------------------------------------------------------------------------
Interest income:
   Time deposits in other banks             $     --  $     --    $    --   $      --    $   --     $    --

   Federal funds sold and securities
     purchased under agreements to resell        498     (113)        385       (228)        33       (195)
-----------------------------------------------------------------------------------------------------------
      Total short-term investments               498     (113)        385       (228)        33       (195)
                                            ---------------------------------------------------------------

   U.S. Treasury and government agencies       6,874   (1,826)      5,048       3,165       903       4,068
   State and municipal*                        (901)      (44)      (945)       (606)        --       (606)
   Preferred stock*                            1,041     (101)        940       (299)       147       (152)
   Asset-backed securities                     5,470       698      6,168         762     1,656       2,418
   Other*                                      1,067     (271)        796       (590)       347       (243)
-----------------------------------------------------------------------------------------------------------
     Total investment securities              13,551   (1,544)     12,007       2,432     3,053       5,485
                                            ---------------------------------------------------------------

   Commercial,financial, and agricultural*     4,512   (3,231)      1,281       4,511   (1,884)       2,627
   Real estate-construction                    4,835     (862)      3,973       1,643       187       1,830
   Mortgage - commercial*                    (1,291)     (929)    (2,220)       9,388   (1,999)       7,389
   Mortgage - residential                      5,575     1,214      6,789       6,362   (1,519)       4,843
   Installment loans to individuals            7,074   (3,983)      3,091       7,050   (2,038)       5,012
-----------------------------------------------------------------------------------------------------------
     Total loans                              20,705   (7,791)     12,914      28,954   (7,253)      21,701
-----------------------------------------------------------------------------------------------------------
     Total interest income                  $ 34,754  $(9,448)   $ 25,306  $   31,158  $(4,167)    $ 26,991
                                            ===============================================================

Interest expense:
   Savings                                  $    214  $    462   $    676  $       98  $   (64)    $     34
   Interest-bearing demand                     3,662     (255)      3,407       1,833     (402)       1,431
   Certificates under $100,000                  (85)   (3,587)    (3,672)          47   (2,425)     (2,378)
   Certificates $100,000 and over             19,000       149     19,149      12,363       771      13,134
-----------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          22,791   (3,231)     19,560      14,341   (2,120)      12,221
                                            ---------------------------------------------------------------
   Federal funds purchased and securities
     sold under agreements to repurchase     (6,355)   (1,185)    (7,540)     (1,060)       754       (306)

   U.S. Treasury demand                          172     (245)       (73)         612        72         684
-----------------------------------------------------------------------------------------------------------
     Total short-term borrowings             (6,183)   (1,430)    (7,613)       (448)       826         378
                                            ---------------------------------------------------------------
   Long-term debt                            1,682     4,990      6,672         578   (1,183)       (605)
-----------------------------------------------------------------------------------------------------------
     Total interest expense                 $ 18,290  $    329   $ 18,619  $   14,471  $(2,477)    $ 11,994
                                            ===============================================================
Changes in net interest income                                   $  6,687                          $ 14,997
                                                                    =====                          ========
===========================================================================================================

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



The maturity distribution of Wilmington Trust's investment securities held to maturity follows:

                                                                           ----------------------------------------
                                                                             Market     Amortized          Weighted
December 31, 1998 (in thousands)                                              value          Cost     average yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:

   After 1 but within 5 years                                              $ 25,510      $ 25,415              5.94%

   After 10 years                                                             3,684         3,683              4.56
-------------------------------------------------------------------------------------------------------------------
   Total (amortized cost of $219,136 in 1997 and $267,502 in 1996)           29,194        29,098              5.77
-------------------------------------------------------------------------------------------------------------------
State and municipals:

   Within 1 year                                                                563           551              6.21

   After 1 but within 5 years                                                 1,793         1,722              5.76

   After 5 but within 10 years                                                3,258         3,171              6.06

   After 10 years                                                             2,874         2,654              6.23
-------------------------------------------------------------------------------------------------------------------
     Total (amortized cost of $12,743 in 1997 and $19,121 in 1996)            8,488         8,098              6.06
-------------------------------------------------------------------------------------------------------------------
Asset-backed securities:

   Within 1 year                                                              1,596         1,601              8.32

   After 1 but within 5 years                                                   463           450              8.74

   After 5 but within 10 years                                               15,873        15,800              6.33

   After 10 years                                                            18,866        18,864              6.81
-------------------------------------------------------------------------------------------------------------------
     Total (amortized cost of $101,128 in 1997 and $181,009 in 1996)         36,798        36,715              6.69
-------------------------------------------------------------------------------------------------------------------
     Total investment securities held to maturity (amortized cost of
       $333,007 in 1997 and $467,632 in 1996)                              $ 74,480      $ 73,911              6.26%
===================================================================================================================

Note: Weighted average yields are NOT on a tax-equivalent basis.

      Time categories not shown above indicate that there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                                           -----------------------------------------
                                                                             Market        Amortized        Weighted
December 31, 1998 (in thousands)                                              value             Cost   average yield
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:

   Within 1 year                                                         $   62,465      $    62,353            4.28%

   After 1 but within 5 years                                               388,866          382,412            5.86

   After 5 but within 10 years                                               91,855           92,261            6.21

   After 10 years                                                           253,479          254,430            5.60
--------------------------------------------------------------------------------------------------------------------
       Total (amortized cost of $784,218 in 1997 and $545,330 in 1996)      796,665          791,456            5.69
--------------------------------------------------------------------------------------------------------------------
State and municipals:

   Within 1 year                                                              2,145            2,126            4.09

   After 1 but within 5 years                                                 3,352            3,316            4.17

   After 5 but within 10 years                                                  192              190            7.54

   After 10 years                                                             1,497            1,298            2.46
--------------------------------------------------------------------------------------------------------------------
       Total (amortized cost of $7,958 in 1997 and $13,176 in 1996)           7,186            6,930            3.92
--------------------------------------------------------------------------------------------------------------------
Preferred stock:

   Within 1 year                                                             92,294           92,282            4.44

   After 1 but within 5 years                                                34,288           33,275            8.12

   After 5 but within 10 years                                               54,226           52,898            8.39
--------------------------------------------------------------------------------------------------------------------
       Total (amortized cost of $155,327 in 1997 and $139,186 in 1996)      180,808          178,455            6.36
--------------------------------------------------------------------------------------------------------------------
Asset-backed securities:

   Within 1 year                                                              2,509            2,510            5.82

   After 1 but within 5 years                                                 3,367            3,369            6.75

   After 5 but within 10 years                                               34,211           33,757            6.87

   After 10 years                                                           188,616          188,047            6.31
--------------------------------------------------------------------------------------------------------------------
       Total (amortized cost of $277,524 in 1997 and $16,096 in 1996)       228,703          227,683            6.39
--------------------------------------------------------------------------------------------------------------------
Other:

   Within 1 year                                                             84,798           84,455            3.75

   After 5 but within 10 years                                                  581              500            7.49
--------------------------------------------------------------------------------------------------------------------
       Total (amortized cost of $79,652 in 1997 and $83,161 in 1996)         85,379           84,955            3.77
--------------------------------------------------------------------------------------------------------------------
       Total investment securities available for sale (amortized cost
          of $1,304,679 in 1997 and $796,949 in 1996)                    $1,298,741       $1,289,479            5.48%
====================================================================================================================
Note:  Weighted average yields are NOT on a tax-equivalent basis.

       Time categories not shown above indicate that there are no investment securities maturing in that respective timeframe.


The following is a summary of period-end loan balances by loan category:



December 31  (in thousands)                 1998           1997           1996           1995         1994
----------------------------------------------------------------------------------------------------------

Commercial, financial, and
      agricultural                   $ 1,370,566   $  1,207,930   $  1,237,061   $  1,159,434  $ 1,006,630

Real estate-construction                 211,733        145,097        123,111        104,871      110,587

Mortgage-commercial                      869,442        884,146        862,974        770,304      733,154

Mortgage-residential                     857,626        813,116        678,800        669,658      618,211

Installment loans to
      individuals                      1,015,056        954,486        881,994        823,381      818,599
----------------------------------------------------------------------------------------------------------
      Total loans, gross               4,324,423      4,004,775      3,783,940      3,527,648    3,287,181

Less:  unearned income                   (4,790)       (10,840)       (12,456)        (5,733)      (2,948)
----------------------------------------------------------------------------------------------------------

      Total loans                    $ 4,319,633   $  3,993,935   $  3,771,484   $  3,521,915  $ 3,284,233
==========================================================================================================



       The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the past five years:

                               -----------------------------------------------------------------------------------------------
                                           1998              1997               1996                1995                  1994
                               ----------------  ----------------  -----------------  ------------------  --------------------
                                       % of              % of               % of                % of                  % of
                                       loans in          loans in           loans in            loans in              loans in
                                       each              each               each                each                  each
                                       category          category           category            category              category
                                       of net            of net             of net              of net                of net
December 31 (in thousands)     Amount  loans     Amount  loans     Amount   loans      Amount   loans        Amount   loans
------------------------------------------------------------------------------------------------------------------------------
Commercial, financial,
   and agricultural           $27,083     32%   $27,023    30%    $22,770     33%     $21,209     33%       $21,777     31%
Real estate-construction        2,407      5      1,977     4       2,000      3        1,697      3          3,696      3
Mortgage-commercial            13,574     20     12,645    22      15,126     23       13,949     22         10,643     22
Mortgage-residential            1,141     20        710    20         700     18          668     19            608     19
Installment loans to
   individuals                 15,797     23     12,440    24      12,283     23       11,245     23          9,234     25
Unallocated                    11,904     --      9,010    --       1,482     --        1,099     --          2,711     --
------------------------------------------------------------------------------------------------------------------------------
Total                         $71,906    100%   $63,805   100%    $54,361    100%     $49,867    100%       $48,669    100%
==============================================================================================================================



An analysis of loan  maturities  and interest  rate  sensitivity  of  Wilmington Trust's commercial and real estate construction loan portfolios follows:


                                           ---------------------------------------------------------------------
                                                  Less than       One through             Over           Total
December 31, 1998 (in thousands)                   one year        five years       five years     gross loans
----------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural         $   803,028        $  330,250      $  237,288       $ 1,370,566

Real estate-construction                            115,591            66,835          29,307           211,733
----------------------------------------------------------------------------------------------------------------
         Total                                  $   918,619        $  397,085      $  266,595       $ 1,582,299
================================================================================================================
Loans with predetermined rate                   $   152,940        $  190,915      $  157,524       $   501,379

Loans with variable rate                            765,679           206,170         109,071         1,080,920
----------------------------------------------------------------------------------------------------------------
         Total                                  $   918,619        $  397,085      $  266,595       $ 1,582,299
================================================================================================================


The following table presents a comparative analysis of the risk elements contained in Wilmington
Trust's loan portfolio at year-end(1):


                                            -------------------------------------------------------
December 31  (in thousands)                  1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------
Nonaccruing                              $ 30,598    $ 28,669    $ 40,735    $ 33,576     $  28,851

Past due 90 days or more                   18,558      15,523      20,440      19,346     $  21,027
---------------------------------------------------------------------------------------------------
    Total                                $ 49,156    $ 44,192    $ 61,175    $ 52,922     $  49,878
===================================================================================================

Percent of total loans at year-end           1.14%       1.11%       1.62%       1.50%         1.52%
===================================================================================================

Other real estate owned                  $  1,532    $  3,738    $  5,131    $ 14,288      $ 17,601
===================================================================================================

(1) Wilmington Trust's policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in its Annual Report to Shareholders for 1998.
    That footnote is incorporated by reference herein.



The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in its statement of condition(1):

                                                    -----------------------------------------------------------------------
For the year ended December 31 (in thousands)              1998           1997           1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------

Reserve for loan losses at beginning of period           $ 63,805       $ 54,361       $ 49,867      $ 48,669      $ 51,363

Loans charged off:

   Commercial, financial, and agricultural                  2,189          6,105          3,811         4,333         5,878

   Real estate-construction                                    --            184             94           444            46

   Mortgage-commercial                                        148            187          2,475         2,484           934

   Mortgage-residential                                       166            236            285            32           182

   Installment loans to individuals                        13,427          9,475          7,990         6,989         5,725
---------------------------------------------------------------------------------------------------------------------------
     Total loans charged off                               15,930         16,187         14,655        14,282        12,765
                                                     ----------------------------------------------------------------------

Recoveries on amounts previously charged off:

   Commercial, financial, and agricultural                    961            891          1,160           992         3,126

   Real estate-construction                                     3              1              4             1            --

   Mortgage-commercial                                         35            948             17            25           161

   Mortgage-residential                                         3              1              1             1             3

   Installment loans to individuals                         3,029          2,290          1,967         2,181         2,231
---------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                       4,031          4,131          3,149         3,200         5,521
                                                    -----------------------------------------------------------------------
Net loans charged off                                      11,899         12,056         11,506        11,082         7,244
---------------------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses                   20,000         21,500         16,000        12,280         4,550
---------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period                 $ 71,906       $ 63,805       $ 54,361      $ 49,867      $ 48,669
===========================================================================================================================
Ratio of net loans charged off to average loans              0.29%          0.31%          0.32%         0.33%         0.23%

(1)   The factors Wilmington Trust considers in determining the amount of additions to its allowance for loan losses are discussed on page 22 of its Annual Report to Shareholders for 1998.  That discussion is incorporated by reference herein.



The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the last three years:

                                                          -----------------------------------------------------------------
                                                                        1998                    1997                   1996
                                                          ------------------       -----------------     ------------------
                                                          Average    Average       Average   Average      Average   Average
For the year ended December 31 (in thousands)              amount       rate        amount      rate       amount      rate
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                            $   747,791         --    $  678,683        --   $  633,066        --

Interest-bearing deposits:

   Savings                                                406,060       2.25%      397,179      2.41%     396,650      2.44%

   Interest-bearing demand                              1,222,866       2.52     1,078,685      2.54    1,007,652      2.58

   Certificates under $100,000                          1,208,244       5.47     1,209,750      5.67    1,205,328      5.88

   Certificates $100,000 and over                         842,368       5.67       506,089      5.65      281,314      5.50
---------------------------------------------------------------------------------------------------------------------------

   Total                                              $ 4,427,329               $3,870,386             $3,524,010
===========================================================================================================================


The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:


                                                  -----------------------------------------

                                                   Certificates         All other interest-
December 31, 1998  (in thousands)                    of deposit            bearing deposits
-------------------------------------------------------------------------------------------
Three months or less                            $       215,715                $    489,162

Over three through six months                           326,862                          --

Over six through twelve months                           48,902                          --

Over twelve months                                       21,067                          --
-------------------------------------------------------------------------------------------

     Total                                      $       612,546                $    489,162
===========================================================================================


       A summary of short-term borrowings at December 31 is as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                                      Securities sold
                                                             Federal funds           under agreements         U.S. Treasury
                                                                 purchased              to repurchase          demand notes
---------------------------------------------------------------------------------------------------------------------------
1998

Balance at December 31                                       $     668,200            $       264,146         $      18,944

Weighted average interest rate at balance sheet date                   5.2%                       4.1%                  4.0%

Maximum amount outstanding at any month-end                  $   1,121,850            $       264,146         $      99,350

Approximate average amount outstanding during the period     $     821,144            $       206,040         $      49,338

Weighted average interest rate for average amounts
  outstanding during the period                                        5.6%                       4.7%                  4.8%
---------------------------------------------------------------------------------------------------------------------------
1997

Balance at December 31                                       $   1,041,511            $       204,776         $      61,290

Weighted average interest rate at balance sheet date                   5.9%                       4.8%                  5.2%

Maximum amount outstanding at any month-end                  $   1,041,511            $       253,111         $      95,000

Approximate average amount outstanding during the period     $     946,161            $       195,945         $      46,108

Weighted average interest rate for average amounts
  outstanding during the period                                        5.7%                       4.8%                  5.3%
----------------------------------------------------------------------------------------------------------------------------
1996

Balance at December 31                                       $     781,900            $       201,117         $      53,526

Weighted average interest rate at balance sheet date                   5.5%                       5.2%                  5.3%

Maximum amount outstanding at any month-end                  $   1,043,525            $       230,906         $      95,002

Approximate average amount outstanding during the period     $     977,288            $       184,233         $      34,241

Weighted average interest rate for average amounts
  outstanding during the period                                        5.6%                       4.9%                  5.2%
----------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 45 days. U.S. Treasury demand notes mature overnight.



                                      -16-

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:


                                     -----------------------------------------
(based on daily average balances)          1998           1997          1996
------------------------------------------------------------------------------
Savings                                    7.38%          7.85%         8.40%
Interest-bearing demand                   22.22          21.32         21.35
Certificates of deposits                  37.26          33.92         31.50
Short-term borrowings                     19.56          23.49         25.34
Demand deposits                           13.58          13.42         13.41
------------------------------------------------------------------------------
   Total                                 100.00%        100.00%       100.00%
==============================================================================



The following table presents an analysis of Wilmington Trust's return on assets and return on equity over the last three years:



                                     -----------------------------------------
                                           1998           1997          1996
------------------------------------------------------------------------------

Return on assets                           1.83%         1.87%          1.83%
Return on stockholders' equity            21.70         22.15          21.38
Dividend payout                           44.87         44.76          45.58
Equity to asset                            8.42          8.43           8.57
==============================================================================

      Regulatory Matters
      ------------------

      The following is a summary of laws and regulations applicable to Wilmington Trust and the Banks. It does not purport to be complete, and is qualified by reference to those laws and regulations.

           General
           -------

           Wilmington Trust is a bank holding company and a thrift holding company, and the Banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Federal statutes applicable to Wilmington Trust and the Banks include the Federal Reserve Act, the Federal Deposit Insurance Act, and the Bank Holding Company Act (the "BHCA"). Wilmington Trust and the Banks are regulated and supervised at the Federal level by the Federal Reserve Board, the FDIC, and the Office of Thrift Supervision (the "OTS"). In addition, Wilmington Trust, WTC, and WTPA are subject to supervision and regulation by state authorities.

           BHCA
           ----

           Under the BHCA and the Federal Reserve Board's (the "FRB's") regulations, the FRB's approval is required before a holding company may acquire "control" of a bank. The BHCA defines "control" of a bank to include ownership or the power to vote 25% or more of any class of a bank's voting stock, the ability to otherwise control the election of a majority of a bank's directors, or the power to exercise a controlling influence over a bank's management or policies. In addition, the FRB's prior approval is required for:

          . Any action that causes a bank or other company to become a bank holding company;

          . Any action that causes a bank to become a subsidiary of a bank holding company;

          . The acquisition by a bank holding company of ownership or control of any voting securities of a bank or bank holding company, if that acquisition results in the acquiring bank holding company's control of more than five percent of the outstanding shares of any class of voting securities of the target bank or bank holding company;

          . The acquisition by a bank holding company or one of its subsidiaries, other than a bank, of all or substantially all of a bank's assets; or

          . The merger or consolidation of bank holding companies, including a merger through a purchase of assets and assumption of liabilities.

Accordingly, before obtaining "control" of Wilmington Trust, a potential acquirer would need to obtain the FRB's prior approval under the BHCA or the FRB's regulations under the Federal Bank Control Act.

           A bank holding company and its subsidiaries generally may not, with certain exceptions, engage in, acquire, or control voting securities or assets of a company engaged in any activity other than (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the FRB determines to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as long as the bank holding company has obtained the FRB's prior approval. The FRB has approved a lengthy list of activities permissible for bank holding companies and their non-banking subsidiaries. Those include:

           . Making, acquiring, and servicing loans and other extensions of credit;
           .  Performing functions a trust company may perform;
           .  Acting as an investment or financial advisor;
           . Performing certain insurance agency and underwriting activities directly related to extensions of credit by the holding company or its subsidiaries and engaging in insurance agency activities in towns of 5,000 or less;
           . Performing appraisals of real estate and tangible and intangible personal property;
           . Acting as an intermediary for the financing of commercial and industrial income-producing real estate;
           .  Providing certain securities brokerage services;
           . Underwriting and dealing in government obligations and money market instruments; and
           .  Providing tax planning and preparation services.

           Interstate Banking Act
           ----------------------

           Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), adequately capitalized and managed bank holding companies are permitted to acquire a bank in any state, subject to regulatory approval and certain limitations, and regardless of certain state law restrictions such as reciprocity requirements and regional compacts. States cannot "opt out" of these interstate acquisition provisions.

      In addition, under the Interstate Banking Act, bank holding companies are permitted to merge banks operating in different states, subject to regulatory approval and certain limitations, as long as neither bank is headquartered in a state that "opted out" of those provisions before June 1, 1997.

      Under the Interstate Banking Act, states may permit DE NOVO branching or acquisitions of existing branches by out-of-state banks within their borders. In 1995, Delaware opted in to the provisions of the Interstate Banking Act permitting banks operating in different states to be merged, but opted out of DE NOVO branching.

           Safety and Soundness Limitations
           --------------------------------

           As a bank holding company, Wilmington Trust is required to conduct its operations in a safe and sound manner. If the FRB believes that an activity of a bank holding company or control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, presents a serious risk to the financial safety, soundness, or stability of a subsidiary bank of the bank holding company and is inconsistent with sound banking practices or the purposes of the BHCA or certain other Federal banking statutes, the FRB may require the bank holding company to terminate the activity or the holding company's control of the subsidiary.

      Sections 23A and 23B of the Federal Reserve Act establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, loans and other extensions of credit to and investments in affiliates by the Banks. The Banks are "affiliates" of Wilmington Trust and each other for purposes of the Federal Reserve Act. In addition, the Federal Reserve Act and the FRB's regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to directors, officers, and principal shareholders of Wilmington Trust and its subsidiaries, and to related interests of those persons.

           Capital Standards
           -----------------

           The FRB and the other Federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets by assigning assets and off-balance-sheet items to broad, risk-weighted categories. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 1998, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

           FDIC Insurance and Regulation
           -----------------------------

           The FDIC insures deposits in the Banks up to applicable limits. Neither Wilmington Trust nor its subsidiaries are required to pay FDIC insurance premiums.

           `The FDIC may impose sanctions on any insured depository institution that does not operate in accordance with the FDIC's regulations, policies, or directives. The FDIC may institute cease-and-desist proceedings against an insured institution or holding company it believes to be engaged in unsafe and unsound practices, including violations of laws and regulations. The FDIC also has the authority to terminate deposit insurance coverage, after notice and hearing, if it determines that an insured institution is or has engaged in an unsafe or unsound practice that has not been corrected, is in an unsafe or unsound condition to continue operation, or has violated any law, regulation, rule or order of, or condition imposed by, the FDIC. Wilmington Trust is not aware of any past or current practice, condition, or violation that might lead to termination of the deposit insurance coverage of any of the Banks or any proceeding against any of the Banks or any of their respective directors, officers, or staff members.

           The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") requires annual on-site examinations of insured depository institutions, and authorizes the Federal examining agency to take prompt corrective action to resolve an institution's problems. The nature and extent of the corrective action depends primarily on the institution's capital level. Options available include:

        . Requiring recapitalization of or a capital restoration plan from the institution;

        .  Restricting transactions between the institution and its affiliates;

        . Restricting interest rates, asset growth, activities, and investments in the institution's subsidiaries; and

        . Ordering a new election of directors, dismissing directors or senior executive officers, and requiring the employment of qualified senior executive officers.

      The holding company of a depository institution may be required to guarantee compliance with the institution's capital restoration plan and provide assurance of performance under such a plan.

        Dividend Limitations
        --------------------

        The FRB's policy generally is that banks and bank holding companies should not pay dividends except from current earnings and if the institution's prospective earnings retention rate is consistent with the institution's capital needs, asset quality, and overall financial condition. FRB policy also is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Accordingly, the FRB believes that those subsidiary banks should not be compromised by a level of cash dividends that places undue pressure on their capital.

        The FDIC can prohibit a bank from paying dividends if it believes the dividend payment would constitute an unsafe or unsound practice. Federal law also prohibits payment of dividends that would result in a bank failing to meet its applicable capital requirements. Delaware law restricts WTC from declaring dividends that would impair its stated capital.

        OTS regulations limit capital distributions by a savings institution. A savings institution must give notice to the OTS at least 30 days before a proposed capital distribution. A savings institution that has capital in excess of all of its regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions may, after that prior notice but without the OTS's approval, make capital distributions during a calendar year equal to the greater of (1) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (I.E., its excess capital over its capital requirements) at the beginning of the calendar year, or (2) 75% of its net income for the previous four quarters. Any additional capital distributions require prior OTS approval.

        Other Laws and Regulations
        --------------------------

             The lending and deposit-taking activities of the Banks are subject to a variety of Federal and state consumer protection laws, including:

           . The Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family, or household purposes and imposes substantive restrictions with respect to home equity lines of credit);

           . The Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities);

           . The Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting);

           . The Fair Credit Reporting Act (which requires a lender to disclose the name and address of the credit bureau from whom the lender obtained a report that resulted in a denial of credit);

           . The Real Estate Settlement Procedures Act (which requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with real estate settlement services);

           . The Expedited Funds Availability Act (which requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that that schedule be disclosed to customers);

           . The Electronic Funds Transfer Act (which requires certain disclosures in connection with electronic funds transactions);

           . The FTC Credit Practices Rule (which prohibits unfair or deceptive practices in extending credit to consumers); and

           . Federal flood insurance statutes (which principally mandate certain disclosures and insurance requirements when improved real estate or mobile homes located in flood hazard areas are taken as collateral for loans).

           Under the Community Reinvestment Act and the Fair Housing Act, depository institutions are prohibited from certain discriminatory practices that limit or withhold services to individuals residing in economically depressed areas. In addition, the CRA imposes certain affirmative obligations to provide lending and other financial services to those individuals. CRA performance is considered by all of the Federal regulatory agencies in reviewing applications to relocate an office, mergers and acquisitions of financial institutions, and establishing new branch or deposit facilities.

           Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state that did not override that preemption. Although some states overrode that preemption, Delaware, Florida, Maryland, and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate that the Banks can charge on those loans. In addition, the usury limitations of the Banks' respective home states apply to all other loans the Banks offer nationwide. In today's interest rate environment, those usury laws do not materially affect the Banks' lending programs.

           Delaware Law
           ------------

           Delaware's business and legal environments historically have contributed to the Bank's operating results. A substantial percentage of large pharmaceutical and chemical companies and other Fortune 500 companies are headquartered in Delaware. Delaware's Court of Chancery is widely recognized for its interpretations of corporate law.

           In addition, Delaware law affords several advantages for trust administration that have helped contribute to Wilmington Trust's operating results. In general, a trust governed by Delaware law can be administered more economically, for a longer period of time, and with a more flexible investment philosophy than in many other jurisdictions. In addition, although some jurisdictions have attempted to impose taxes on Delaware trusts with beneficiaries resident in those jurisdictions, Delaware does not impose any tax on those trusts.

ITEM 2 - PROPERTIES

      Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., in which WTC has a 50% ownership interest through one of its subsidiaries. WTC carries the mortgage for this facility, which had an outstanding balance of $30,059,888 at December 31, 1998.

      A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

      As of March 18, 1999, the Banks had 61 branches in the following locations:

         . Twenty-six are in New Castle County, eight are in Kent County, and 14 are in Sussex County, Delaware;

         . Three are in Chester County, two are in Montgomery County, and one is in each of Delaware and Philadelphia Counties, Pennsylvania;

         . One is in Wicomico County and two are in Worcester County, Maryland; and

         . One is in each of Martin, Palm Beach, and Indian River Counties, Florida.

      WTFSB also operates trust agency offices in leased facilities in New York City, New York, Easton, Maryland, Las Vegas, Nevada, and Santa Monica, California.

      All of Wilmington Trust's reporting segments operate at Wilmington Trust Center. Wilmington Trust's fee and banking reporting segments primarily operate its branches, and its fee reporting segment operates its trust agency offices.

ITEM 3 - LEGAL PROCEEDINGS

      Wilmington Trust and its subsidiaries are involved in various legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of all pending suits and claims, management does not believe that the ultimate resolution of any of these matters will have a material adverse effect on Wilmington Trust's consolidated financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

      Information required by this item is contained on page 23 of the Management's Discussion and Analysis portion of Wilmington Trust's Annual Report to Shareholders for 1998, which is incorporated by reference herein. See also "Item 1 - Business."

      On January 17, 1998, Wilmington Trust issued to a total of 15 individuals not full-time Wilmington Trust employees non-statutory options to acquire a total of 9,900 shares of its stock at an exercise price of $62.375 per share. These options are first exercisable three years after grant and terminate ten years after grant, and were issued under Wilmington Trust's 1996 Long-term Incentive Plan in reliance on the exemption provided by Section 4(2) under the Securities Act. The proceeds from the exercise of these options will be used for general corporate purposes. The shares underlying the options will be registered with the SEC on Form S-3.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in thousands, except per share information)

                        1998         1997        1996        1995        1994
                        ----         ----        ----        ----        ----

Interest income   $  456,939    $ 430,639   $ 402,850   $ 377,341   $ 307,882

Net interest
income               237,697      230,016     214,221     197,364     184,330

Provision
for loan              20,000       21,500      16,000      12,280       4,550
losses

Net income           114,325      106,044      97,278      90,031      85,169

Per share data:

Net income-
basic                   3.41         3.15        2.83        2.56        2.37

Net income-
diluted                 3.34         3.08        2.79        2.53        2.35

Cash dividends
declared                1.53         1.41        1.29        1.17        1.06

Balance sheet at
year-end:

Assets            $6,300,565   $6,122,351  $5,564,409  $5,372,198  $4,742,359

Long-term debt       168,000       43,000      43,000      28,000          --
-----------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

      The information required by this item is contained on pages 13 to 31 of Wilmington Trust's Annual Report to Shareholders for 1998, which are incorporated by reference herein.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
RISK

      The information required by this item is contained on page 22 of Wilmington Trust's Annual Report to Shareholders for 1998, which is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 1998. Those pages are incorporated by reference herein.

                                                     Annual Report
                                                   to Shareholders
                                                       Page Number

Consolidated Statements of Condition as
       of December 31, 1998 and 1997                        32

Consolidated Statements of Income
       for the years ended December 31,
       1998, 1997, and 1996                                 33

Consolidated Statements of Changes in Stock-
      holders' Equity for the years ended
      December 31, 1998, 1997, and 1996                     34

Consolidated Statements of Cash Flows
      for the years ended December 31,
      1998, 1997, and 1996                                  35

Notes to Consolidated Financial
      Statements - December 31,
      1998, 1997, and 1996                               36-56

Report of Independent Auditors                              57

Unaudited Selected Quarterly Financial Data                 52

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants.



                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 401 of Regulation S-K is contained on pages 4 to 9 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on May 20, 1999 (the "Proxy Statement"), which are incorporated by reference herein.

      Information required by Rule 405 of Regulation S-K is contained on page 20 of the Proxy Statement, which is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this item is contained on pages 12 to 19 of the Proxy Statement, which are incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The information required by this item is contained on pages 10 and 11 of the Proxy Statement, which are incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained on page 20 of the Proxy Statement, which is incorporated by reference herein.


                              PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

      The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust are incorporated by reference in Item 8 above:

                                                           Annual Report
                                                         to Shareholders
                                                             Page Number

      Consolidated Statements of Condition as
      of December 31, 1998 and 1997                               32

      Consolidated Statements of Income for
      each of the years in the three-year period
      ended December 31, 1998                                     33

      Consolidated Statements of Changes
      in Stockholders' Equity for each of the
      years in the three-year period ended December 31, 1998      34

      Consolidated Statements of Cash Flows for
      each of the years in the three-year period
      ended December 31, 1998                                     35

      Notes to Consolidated Financial Statements               36-56

      Report of Independent Auditors                              57

2. FINANCIAL STATEMENT SCHEDULES. No financial statement schedules are required to be filed as part of this report.

3. FINANCIAL STATEMENT EXHIBITS. The exhibits listed below have been filed or are being filed as part of this report. Any exhibit will be made available to any shareholder upon receipt of a written request therefore, together with payment of $.20 per page for duplicating costs.

Exhibit  Exhibit
-------  -------
Number
------
3.1 Amended and Restated Certificate of Incorporation of the Corporation(8)
3.2      Amended and Restated Bylaws of the Corporation(8)
4.1      1991 Employee Stock Purchase Plan(1)
4.2      1996 Employee Stock Purchase Plan(8)
4.3      1983 Employee Stock Option Plan(1)
4.4      1988 Long-Term Incentive Stock Option Plan(1)
4.5      1991 Long-Term Incentive Stock Option Plan(1)
4.6      1996 Long-Term Incentive Plan(8)
4.7      1999 Long-Term Incentive Plan(10)
4.8      Thrift Savings Plan(1)
4.9      Employee Stock Ownership Plan(1)
4.10     Senior Executive Incentive Compensation Plan(6)
4.11     Executive Incentive Plan(11)
10.1 Purchase and Assumption Agreement dated June 18, 1991 by and between Wilmington Trust Company and Wilmington Savings Fund Society(2)
10.2 Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and The Sussex Trust Company(3)
10.3     Deposit Insurance and Transfer and Asset
         Purchase Agreement among the Federal Deposit
         Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal Deposit Insurance Corporation, and Wilmington Trust Company dated as of February
         21, 1992(4)
10.4 Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank(5)
10.5 Rights Agreement dated as of January 19, 1996 between Wilmington Trust Corporation and Harris Trust and Savings Bank(7)
10.6     Supplemental Executive Retirement Plan(8)
10.7     Severance Agreement dated as of February 29,
         1996 between Wilmington Trust Company and Ted T.
         Cecala(8)
10.8     Severance Agreement dated as of February 29,
         1996 between Wilmington Trust Company and Robert
         J. Christian(8)
10.9     Severance Agreement dated as of February 29,
         1996 between Wilmington Trust Company and Howard
         K. Cohen(8)
10.10 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II(8)
10.11 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson(8)

10.12 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra, Jr.(8)
10.14 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Joseph M. Jacobs, Jr.(8)
10.16 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Hugh D. Leahy, Jr.(8)
10.17 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert A. Matarese(8)
10.18 Severance Agreement dated as of July 18, 1996 between Wilmington Trust Company and Rita C. Turner(9)
11       Statement re computation of per share earnings(12)
13       Annual Report to Shareholders of Wilmington
         Trust Corporation for 1998(12)
21       Subsidiaries of Wilmington Trust Corporation(12)
23       Consent of independent auditors(12)
27       Financial data schedule(12)



--------
(1) Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.
(2) Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 2, 1992.
(3) Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 3, 1992.
(4) Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 25, 1992.
(5) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 23, 1993.
(6) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 31, 1993.
(7) Incorporated by reference to the exhibit to the Report on Form 8-A of Wilmington Trust Corporation filed on January 31, 1995.
(8) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.
(9) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 28, 1997.
(10)Incorporated by reference to Exhibit A to the proxy statement of Wilmington Trust Corporation dated March 22, 1999 filed on March 31, 1999.
(11)Incorporated by reference to Exhibit B to the proxy statement of Wilmington Trust dated March 22, 1999 filed on March 31, 1999.
(12)Filed herewith.

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, this Form has been signed by the following persons in the capacities and on the dates indicated.



                                    /s/ Ted T. Cecala
                                    _________________________________
                                    Ted T. Cecala
                                    Director, Chairman of the Board,
                                    and Chief Executive Officer

                                    (Date)  March 18, 1999


                                    /s/ Robert V. A. Harra, Jr.
                                    _________________________________
                                    Robert V. A. Harra, Jr.
                                    Director, President,
                                    and Chief Operating Officer

                                    (Date)  March 18, 1999


                                    /s/ David R. Gibson
                                    _________________________________
                                    David R. Gibson,
                                    Senior Vice President and
                                    Chief Financial Officer

                                    (Date)  March 18, 1999


                                    /s/ Carolyn S. Burger
                                    _________________________________
                                    Carolyn S. Burger
                                    Director

                                    (Date)  March 18, 1999


                                    _________________________________
                                    Richard R. Collins
                                    Director

                                    (Date)  March 18, 1999

                                    /s/ Charles S. Crompton, Jr.
                                    _________________________________
                                    Charles S. Crompton, Jr.
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ H. Stewart Dunn, Jr.
                                    _________________________________
                                    H. Stewart Dunn, Jr.
                                    Director

                                    (Date)  March 18, 1999


                                    _________________________________
                                    Edward B. du Pont
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ R. Keith Elliott
                                    _________________________________
                                    R. Keith Elliott
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Robert C. Forney
                                    _________________________________
                                    Robert C. Forney
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Andrew B. Kirkpatrick, Jr.
                                    _________________________________
                                    Andrew B. Kirkpatrick, Jr.
                                    Director

                                    (Date)  March 18, 1999

                                    /s/ Rex L. Mears
                                    _________________________________
                                    Rex L. Mears
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Hugh E. Miller
                                    _________________________________
                                    Hugh E. Miller
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Stacey J. Mobley
                                    _________________________________
                                    Stacey J. Mobley
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Leonard W. Quill
                                    _________________________________
                                    Leonard W. Quill
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ David P. Roselle
                                    _________________________________
                                    David P. Roselle
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ H. Rodney Sharp, III
                                    _________________________________
                                    H. Rodney Sharp, III
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Thomas P. Sweeney
                                    _________________________________
                                    Thomas P. Sweeney
                                    Director

                                    (Date)  March 18, 1999

                                    /s/ Mary Jornlin Theisen
                                    _________________________________
                                    Mary Jornlin Theisen
                                    Director

                                    (Date)  March 18, 1999


                                    /s/ Robert W. Tunnell, Jr.
                                    _________________________________
                                    Robert W. Tunnell, Jr.
                                    Director

                                    (Date)  March 18, 1999