Form 10-Q
period 1999-03-31
WILMINGTON TRUST CORP
filed 1999-05-14
CIK 872821

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For The Transition Period From ____________ to ___________

          Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      51-0328154
------------------------------              ------------------------------------
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


                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]   Yes         [ ]   No

Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 1999 - 33,086,690 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                            Page
                                                                            ----
Part I.     Financial Information


            Item 1 - Financial Statements

            Consolidated Statements of Condition                              3
            Consolidated Statements of Income                                 5
            Consolidated Statements of Cash Flows                             7
            Notes to Consolidated Financial Statements                        9

            Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results of Operations        12

            Item 3 - Quantitative and Qualitative Disclosures About
                     Market Risk                                             23

Part II.    Other Information

            Item 1 - Legal Proceedings                                       25
            Item 2 - Changes in Securities and Use of Proceeds               25
            Item 3 - Defaults Upon Senior Securities                         25
            Item 4 - Submission of Matters to a Vote of
                     Security Holders                                        25
            Item 5 - Other Information                                       25
            Item 6 - Exhibits and Reports on Form 8-K                        25
            Exhibit 11
            Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                               -----------------------------------
                                                                                       March 31,      December 31,
(in thousands)                                                                              1999              1998
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $  207,494        $  204,579
                                                                               -----------------------------------
Interest-bearing time deposits in other banks                                               ----              ----
                                                                               -----------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                         32,400            83,500
                                                                               -----------------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                             885,924           796,665
       Obligations of state and political subdivisions                                     7,169             7,186
       Other securities                                                                  558,727           494,890
------------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                            1,451,820         1,298,741
                                                                               -----------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                              13,309            29,098
       Obligations of state and political subdivisions                                     8,058             8,098
       Other securities                                                                   23,542            36,715
------------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $45,384 and $333,812, respectively)                                     44,909            73,911
                                                                               -----------------------------------
Loans:
       Commercial, financial and agricultural                                          1,405,667         1,370,566
       Real estate-construction                                                          249,056           211,733
       Mortgage-commercial                                                               879,303           869,442
       Mortgage-residential                                                              859,742           857,626
       Consumer                                                                        1,023,953         1,015,056
       Unearned income                                                                   (3,730)           (4,790)
------------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                        4,413,991         4,319,633
       Reserve for loan losses                                                          (73,690)          (71,906)
------------------------------------------------------------------------------------------------------------------
             Net loans                                                                 4,340,301         4,247,727
                                                                               -----------------------------------
Premises and equipment, net                                                              146,352           145,492
Other assets                                                                             245,642           246,615
------------------------------------------------------------------------------------------------------------------
             Total assets                                                             $6,468,918        $6,300,565
                                                                               ===================================




LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                     $  851,562        $  912,066
       Interest-bearing:
             Savings                                                                     419,354           404,015
             Interest-bearing demand                                                   1,388,629         1,425,953
             Certificates under $100,000                                               1,169,716         1,182,183
             Certificates $100,000 and over                                              634,722           612,546
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                            4,463,983         4,536,763
                                                                               -----------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                            1,173,733           932,346
       U.S. Treasury demand                                                               28,906            18,944
------------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                               1,202,639           951,290
                                                                               -----------------------------------
Other liabilities                                                                         96,003            98,303
Long-term debt                                                                           168,000           168,000
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                         5,930,625         5,754,356
                                                                               -----------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173
             and 39,264,173 shares, respectively                                          39,264            39,264
       Capital surplus                                                                    67,188            67,047
       Retained earnings                                                                 652,931           636,662
       Accumulated other comprehensive income                                              3,031             5,928
------------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                             762,414           748,901
       Less:  Treasury stock, at cost, 6,177,483 and
              5,935,072 shares, respectively                                           (224,121)         (202,692)
------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                  538,293           546,209
                                                                               -----------------------------------
             Total liabilities and stockholders' equity                               $6,468,918        $6,300,565
                                                                               ===================================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                               ------------------------------
                                                                                   For the three months ended
                                                                                                    March 31,
                                                                               ------------------------------
(in thousands; except per share data)                                                    1999            1998
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                                          $  87,201       $  87,742
Interest and dividends on investment securities:
     Taxable interest                                                                  17,356          23,226
     Tax-exempt interest                                                                  190             236
     Dividends                                                                          2,361           2,080
Interest on time deposits in other banks                                                 ----            ----
Interest on federal funds sold and securities
     purchased under agreements to resell                                                 280             235

-------------------------------------------------------------------------------------------------------------
     Total interest income                                                            107,388         113,519
                                                                               ------------------------------
Interest on deposits                                                                   33,833          36,207
Interest on short-term borrowings                                                      12,980          17,898
Interest on long-term debt                                                              2,756            ----
-------------------------------------------------------------------------------------------------------------
     Total interest expense                                                            49,569          54,105
                                                                               ------------------------------
Net interest income                                                                    57,819          59,414
Provision for loan losses                                                             (5,000)         (5,000)
-------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                                              52,819          54,414
                                                                               ------------------------------
OTHER INCOME
Trust and asset management fees                                                        36,079          30,005
Service charges on deposit accounts                                                     5,426           5,345
Gain on business disposition                                                             ----           5,503
Merchant discount fees                                                                  1,550           1,419
Other operating income                                                                  2,524           3,313
Securities gains/(losses)                                                                  20            (31)
-------------------------------------------------------------------------------------------------------------
     Total other income                                                                45,599          45,554
                                                                               ------------------------------
     Net interest and other income                                                     98,418          99,968
                                                                               ------------------------------
OTHER EXPENSE
Salaries and employment benefits                                                       33,792          34,735
Net occupancy                                                                           3,087           2,815
Furniture and equipment                                                                 4,413           4,085




Stationery and supplies                                                                 1,561           1,400
Provision for litigation settlement                                                      ----           5,500
Servicing and consulting fees                                                           2,742           2,195
Advertising and public relations                                                        1,584           1,233
Other operating expense                                                                 7,864           7,507
-------------------------------------------------------------------------------------------------------------
     Total other expense                                                               55,043          59,470
                                                                               ------------------------------
NET INCOME
Income before income taxes                                                             43,375          40,498
Applicable income taxes                                                                14,219          13,186
-------------------------------------------------------------------------------------------------------------
     Net income                                                                     $  29,156       $  27,312
                                                                               ==============================
     Net income per share:
          basic                                                                     $    0.88       $    0.82
                                                                               ==============================
          diluted                                                                   $    0.87       $    0.79
                                                                               ==============================
     Weighted average shares outstanding:
          basic                                                                        33,075          33,507
          diluted                                                                      33,703          34,462
     Cash dividends per share                                                       $    0.39       $    0.36


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                               -----------------------------------
                                                                                        For the three months ended
                                                                                                         March 31,
(in thousands)                                                                              1999              1998
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                        $  29,156         $  27,312
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                 5,000             5,000
                 Provision for depreciation                                                3,985             2,876
                 Amortization of investment securities available for sale
                        discounts and premiums                                               609                96
                 Accretion of investment securities held to maturity discounts
                        and premiums                                                        (28)              (71)
                 Deferred income taxes                                                     1,951             (339)
                 Gains on sales of loans                                                   (301)             (228)
                 Securities (gains)/losses                                                  (20)                31
                 Decrease/(increase) in other assets                                         973           (6,252)
                 (Decrease)/increase in other liabilities                                (2,621)             2,396
------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                          38,704            30,821
                                                                               -----------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                     276,380            39,812
     Proceeds from maturities of investment securities available for sale                113,916            92,355
     Proceeds from maturities of investment securities held to maturity                   29,050            44,297
     Purchases of investment securities available for sale                             (548,511)         (228,150)
     Purchases of investment securities held to maturity                                    ----              ----
     Investments in affiliates                                                              ----          (52,509)
     Gross proceeds from sales of loans                                                   38,084            23,247
     Purchases of loans                                                                  (1,422)           (1,095)
     Net increase in loans                                                             (133,935)         (126,450)
     Net increase in premises and equipment                                              (4,845)           (7,175)
------------------------------------------------------------------------------------------------------------------
                       Net cash used for investing activities                          (231,283)         (215,668)
                                                                               -----------------------------------
FINANCING ACTIVITIES
     Net (decrease)/increase in demand, savings and interest-bearing
            demand deposits                                                             (82,489)            197,61
     Net increase/(decrease) in certificates of deposit                                    9,709          (23,637)
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                               241,387            77,416
     Net increase/(decrease) in U.S. Treasury demand                                       9,962           (3,529)
     Cash dividends                                                                     (12,887)          (12,062)
     Proceeds from common stock issued under employment benefit plans                      5,597             2,796




     Payments for common stock acquired through buybacks                                (26,885)           (2,915)
------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                        144,394           235,684
                                                                               -----------------------------------
     (Decrease)/increase in cash and cash equivalents                                   (48,185)            50,837
     Cash and cash equivalents at beginning of period                                    288,079           289,392
------------------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                    $  239,894        $  340,229
                                                                               ===================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                  $   46,229        $   57,638
            Taxes                                                                          6,407               813
     Loans transferred during the year:
            To other real estate owned                                                $      143        $      105
            From other real estate owned                                                     620             2,011

     See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Wilmington Trust Corporation and Subsidiaries

Note 1 - Accounting and Reporting Policies

      The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for 1998.

Note 2 - Comprehensive Income

      Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. The statement requires, among other things, unrealized gains or losses on the Corporation's available-for-sale securities, that prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholders' equity.

      For the three months ended March 31, 1999 and 1998, total comprehensive income, net of taxes, was $26,259,000 and $27,914,000, respectively.

Note 3 - Segment Reporting


Financial data by segment for March 31, 1999 vs March 31, 1998 is as follows:
-----------------------------------------------------------------------------------------------------------------
                                                           Banking        Fee-Based         Funds
Quarter Ended March 31, 1999 (in thousands)                business        business       management     Totals
-----------------------------------------------------------------------------------------------------------------

Net interest income                                       $  49,396      $   5,102        $  3,846      $  58,344
Provision for loan losses                                   (4,944)           (56)            ----        (5,000)
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision                          44,452          5,046           3,846         53,344
Trust and asset management fees:
     Personal trust                                            ----         16,014            ----         16,014
     Corporate financial services                              ----         11,185            ----         11,185
     Asset management                                          ----          9,137            ----          9,137
Other operating income                                        9,300            510             182          9,992
Securities gains                                               ----           ----              20             20
-----------------------------------------------------------------------------------------------------------------
Net interest and other income                                53,752         41,892           4,048         99,692
Other expense                                              (29,425)       (25,876)           (464)       (55,765)
-----------------------------------------------------------------------------------------------------------------
Segment profit from operations                               24,327         16,016           3,584         43,927
Segment loss from infrequent events                            ----          (190)            ----          (190)
-----------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                        $  24,327      $  15,826        $  3,584      $  43,737
=================================================================================================================




Intersegment revenue                                     $    2,462       $  1,886      $      635     $    4,983
Depreciation & amortization                                   2,532          1,665              69          4,266
Investment in equity method investees                          ----        132,244            ----        132,244
Segment average assets                                    4,083,777        662,882       3,052,629      7,799,288

Quarter Ended March 31, 1998 (in thousands)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                      $   50,302       $  5,827      $    3,816     $   59,945
Provision for loan losses                                   (4,763)          (237)            ----        (5,000)
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision                          45,539          5,590           3,816         54,945
Trust and asset management fees:
     Personal trust                                            ----         14,677            ----         14,677
     Corporate financial services                              ----          9,635            ----          9,635
     Asset management                                          ----          6,279            ----          6,279
Other operating income                                        8,771            985           6,076         15,832
Securities losses                                              ----           ----            (31)           (31)
-----------------------------------------------------------------------------------------------------------------
Net interest and other income                                54,310         37,166           9,861        101,337
Other expense                                              (28,790)       (24,150)         (6,982)       (59,922)
-----------------------------------------------------------------------------------------------------------------
Segment profit from operations                               25,520         13,016           2,879         41,415
Segment profit from infrequent events                          ----            728            ----            728
-----------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $   25,520       $ 13,744      $    2,879     $   42,143
=================================================================================================================

Intersegment revenue                                     $    1,405       $    822      $      314     $    2,541
Depreciation and amortization                                 1,823          1,276              36          3,135
Investment in equity method investees                          ----         52,785            ----         52,785
Segment average assets                                    3,748,944        518,665       3,149,183      7,416,792



A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:




--------------------------------------------------------------------------------
Quarter ended March 31 (in thousands)                    1999           1998
--------------------------------------------------------------------------------

Revenue:
Total revenues for reportable segments                $    58,344    $    59,945
Other revenues                                             46,348         46,392
Elimination of intersegment revenues                      (1,274)        (1,369)
--------------------------------------------------------------------------------
     Total consolidated revenues before provision     $   103,418    $   104,968
                                                    ============================
Profit or loss:
Total profit or loss for reportable segments          $    43,927    $    41,415
Elimination of intersegment profits                         (552)          (917)
--------------------------------------------------------------------------------
                                                      $    43,375    $    40,498
                                                    ============================
Assets:
Total assets for reportable segments                  $ 7,799,288    $ 7,416,792
Other assets                                              228,173        217,045
Elimination of intersegment assets                    (1,741,707)    (1,523,839)
Other assets not allocated to segments                       ----           ----
--------------------------------------------------------------------------------
     Consolidated total average assets                $ 6,285,754    $ 6,109,998
                                                    ============================

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the first quarter of 1999 was $29.2 million, or $.88 per share, a 7% increase over the $27.3 million, or $.82 per share, recorded for the first quarter of last year. Diluted net income per share for the first quarter of 1999 was $.87, compared with $.79 for the first quarter of last year.

Total revenues for the first quarter of 1999 reached $103.4 million, a 2% decrease from the $105.0 million reported for the first quarter of 1998.

Net interest income for the first quarter of 1999 reached $57.8 million, a 3% decrease from the $59.4 million reported for the first quarter last year.

The quarterly provision for loan losses of $5.0 million was unchanged from that for the first quarter of 1998. The reserve for loan losses at quarter-end stood at $73.7 million, up $1.8 million, or 2%, over the $71.9 million reported at December 31, 1998.

Noninterest income for the first quarter of 1999 was $45.6 million, unchanged from the amount reported for the same quarter of last year.

Operating expenses for the first quarter of 1999 were $55.0 million, a 7% decrease from the $59.5 million reported for the first quarter last year.

Return on assets for the three months ended March 31, 1999, on an annualized basis, was 1.88%, above the 1.81% reported for the first quarter of 1998. Return on stockholders' equity, also on an annualized basis, was 22.10%, above the 21.81% reported for the first three months of 1998.

STATEMENT OF CONDITION
----------------------

Total assets at March 31, 1999 were $6.47 billion, up $168.4 million, or 3%, over the $6.30 billion reported at December 31, 1998. Total earning assets increased $167.3 million, or 3%, to $5.94 billion over the same period of time. Growth in both the loan and investment portfolios contributed to these increases.

Total loans at March 31, 1999 were $4.41 billion, an increase of $94.4 million, or 2%, over the December 31, 1998 level of $4.32 billion. Contributing to this increase were commercial loans of $1.40 billion, which rose $35.1 million, or 3%, over their December 31, 1998 level; commercial construction loans of $249.1 million, which rose $37.3 million, or 18%; commercial mortgage loans of $879.3 million, which rose $9.9 million, or 1%; residential mortgage loans of $859.7 million, which rose $2.1 million, or .25%, and consumer loans of $1.02 billion, which rose $8.9 million, or .9%.

The investment portfolio at March 31, 1999 was $1.50 billion, an increase of $124.1 million, or 9%, over the December 31, 1998 level of $1.37 billion. The Corporation continued its efforts to replace securities sold during 1998. Contributing to this increase were U.S. Treasury and government agency securities, which increased $73.5 million, or 9%, to $899.2 million and asset-backed securities, which increased $51.8 million, or 20%, to $317.2 million.

Interest-bearing liabilities at quarter-end were $4.98 billion, up $239.1 million, or 5%, over the year-end level of $4.74 billion. Total deposits during the first three months of 1999 declined $72.8 million, while short-term borrowings increased $251.3 million. A $22.2 million increase in certificates of deposit of $100,000 and over was more than offset by a $60.5 million, or 7%, decrease in noninterest-bearing demand account balances, a $37.3 million, or 3%, decrease in interest-bearing demand account balances and a $12.5 million, or 1%, decrease in certificates of deposit of less than $100,000. Federal funds purchased increased $168.6 million, or 149%, to $281.8 million and U.S. Treasury demand balances rose $160.0 million, or 28.8%, to $715.0 million.

Stockholders' equity at March 31, 1999 was $538.3 million, down $7.9 million, or 1%, from the year-end level as earnings of $29.2 million and $5.6 million in new stock issued were offset by a $2.9 million valuation reserve adjustment for the investment portfolio, $12.9 million in cash dividends and $26.9 million for the stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the first quarter of 1999 on a fully tax-equivalent ("FTE") basis was $59.8 million. This was a $1.7 million, or 3%, decrease from the $61.5 million reported for the first quarter of 1998.

Interest income (FTE) for the first quarter of 1999 declined $6.2 million, or 5%, to $109.4 million from $115.6 million for the first quarter of 1998. The effect of a $105.7 million increase in the average level of earning assets for the first quarter of 1999 compared to the same period last year was more than offset by the declining rate environment. Interest revenues rose $3.7 million as a result of this increase in earning assets. More than offsetting this increase was a $9.9 million decrease in interest revenues associated with the lower interest rates. The average rate earned on these assets during the first quarter of 1999 declined 58 basis points, from 8.18% to 7.60%. The loan portfolio yield decreased 71 basis points, to 8.13%, while the investment portfolio yield declined 56 basis points, to 6.00%.

Interest expense for the first quarter of 1999 declined $4.5 million, or 8%, to $49.6 million from the $54.1 million reported for the first quarter of last year. Contributing to this decrease in interest expense was a $60.6 million decrease in the average level of interest-bearing liabilities, which resulted in a $2.5 million decrease in interest expense. Complementing this decrease was a $2.0 million decrease in interest expense attributable to a 39-basis point decrease in the rate paid for those funds. The average rate the Corporation paid for its funds for the first quarter of 1999 was 3.46%, compared to 3.85% for the first quarter of 1998.

The Corporation's net interest margin for the first quarter of 1999 was 4.14%, 19 basis points below the 4.33% reported for the first quarter of a year ago. This decline was driven, in part, by customers moving from floating-rate to lower cost, fixed-rate financing. In addition, the issuance of $125 million of subordinated debt securities in May 1998 to fund investments in asset management firms, generating fee income, reduced the net interest margin further. The following tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the first quarters of 1999 and 1998.

QUARTERLY ANALYSIS OF EARNINGS


                                                  1999 First Quarter                    1998 First Quarter

                                     -------------------------------------      -------------------------------------
(in thousands; rates on                   Average        Income/   Average        Average        Income/     Average
 tax-equivalent basis)                    balance        expense      rate        balance        expense        rate
---------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks      $     ----       $   ----      ----%    $     ----        $  ----        ----%
     Federal funds sold and
       securities purchased under
       agreements to resell                24,444            280      4.53         18,027            235        5.21
----------------------------------------------------------------                ------------------------
         Total short-term investments      24,444            280      4.53         18,027            235        5.21
                                     --------------------------------------------------------------------------------
     U.S. Treasury and government
       agencies                           834,945         11,959      5.77      1,014,697         16,051        6.37
     State and municipal                   15,244            285      7.61         18,249            358        7.87
     Preferred stock                      168,739          2,813      6.78        125,514          2,509        8.23
     Asset-backed securities              290,646          4,603      6.35        369,338          6,148        6.69
     Other                                 92,521          1,199      5.21         95,296          1,346        5.68
----------------------------------------------------------------                ------------------------
         Total investment securities    1,402,095         20,859      6.00      1,623,094         26,412        6.56
                                     --------------------------------------------------------------------------------
     Commercial, financial and
       agricultural                     1,383,405         26,483      7.68      1,197,666         25,895        8.66
     Real estate-construction             229,912          4,929      8.63        151,703          3,489        9.20
     Mortgage-commercial                  872,813         19,167      8.81        905,995         20,965        9.26
     Mortgage-residential                 854,064         15,916      7.39        820,520         16,926        8.25
     Consumer                           1,014,878         21,734      8.67        958,861         21,647        9.13
----------------------------------------------------------------                ------------------------
         Total loans                    4,355,072         88,229      8.13      4,034,745         88,922        8.84
                                     -------------------------------------------------------------------
         Total earning assets          $5,781,611        109,368      7.60     $5,675,866        115,569        8.18
                                     ================================================================================
Funds supporting earning assets
     Savings                           $  408,230          1,968      1.96     $  398,517          2,324        2.37
     Interest-bearing demand            1,349,693          7,661      2.30      1,138,486          7,263        2.59
     Certificates under $100,000        1,175,661         14,944      5.16      1,211,081         16,647        5.57
     Certificates $100,000 and over       700,084          9,260      5.29        703,718          9,973        5.67
----------------------------------------------------------------                ------------------------
         Total interest-bearing
           deposits                     3,633,668         33,833      3.76      3,451,802         36,207        4.24
                                     --------------------------------------------------------------------------------
     Federal funds purchased and
       securities sold under
       agreements to repurchase         1,030,789         12,510      4.85      1,263,038         17,336        5.49
     U.S. Treasury demand                  28,513            470      6.59         42,496            562        5.29
----------------------------------------------------------------                ------------------------
         Total short-term borrowings    1,059,302         12,980      4.91      1,305,534         17,898        5.48
                                     -------------------------------------------------------------------
     Long-term debt                       168,000          2,756      6.65         43,000           ----        ----
----------------------------------------------------------------                ------------------------




         Total interest-bearing
           liabilities                  4,860,970         49,569      4.11    4,800,336         54,105        4.54
                                     -----------------------------------------------------------------------------
     Other noninterest funds              920,641           ----      ----      875,530           ----        ----
----------------------------------------------------------------              ------------------------
         Total funds used to support
           earning assets              $5,781,611         49,569      3.46   $5,675,866         54,105        3.85
                                     =============================================================================
Net interest income/yield                                 59,799      4.14                      61,464        4.33
  Tax-equivalent adjustment                              (1,980)                               (2,050)
                                                       ---------                             ---------
Net interest income                                     $ 57,819                              $ 59,414
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

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                                                 --------------------------------------------
                                                                                         For the three months ended March 31,
                                                                                 --------------------------------------------
                                                                                                                    1999/1998
                                                                                                          Increase/(Decrease)
                                                                                                             due to change in
                                                                                 --------------------------------------------
                                                                                               1            2
(in thousands)                                                                            Volume         Rate           Total
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks                                                       $   ----      $  ----         $  ----
     Federal funds sold and
          securities purchased under
          agreements to resell                                                                 84         (39)             45
-----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments                                                                 84         (39)             45
                                                                                 --------------------------------------------
     U.S. Treasury and
          government agencies                                                             (2,836)      (1,256)        (4,092)
     State and municipal *                                                                   (63)         (10)           (73)
     Preferred stock *                                                                        905        (601)            304
     Asset-backed securities                                                              (1,301)        (244)        (1,545)
     Other *                                                                                 (38)        (109)          (147)
-----------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                                                             (3,333)      (2,220)        (5,553)
                                                                                 --------------------------------------------
     Commercial, financial and
          agricultural *                                                                    3,966      (3,378)            588
     Real estate-construction                                                               1,774        (334)          1,440
     Mortgage-commercial *                                                                  (758)      (1,040)        (1,798)
     Mortgage-residential                                                                     682      (1,692)        (1,010)
     Consumer                                                                               1,261      (1,174)             87
-----------------------------------------------------------------------------------------------------------------------------
               Total loans                                                                  6,925      (7,618)          (693)
-----------------------------------------------------------------------------------------------------------------------------
               Total interest income                                                    $   3,676     $(9,877)       $(6,201)
                                                                                 ============================================
Interest expense:
     Savings                                                                            $      57     $  (413)       $  (356)
     Interest-bearing demand                                                                1,349        (951)            398
     Certificates under $100,000                                                            (486)      (1,217)        (1,703)




     Certificates $100,000 and over                                                         (52)        (661)           (713)
-----------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                                                                  868      (3,242)         (2,374)
                                                                                 --------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                                                       (3,188)      (1,638)         (4,826)
     U.S. Treasury demand                                                                  (185)           93            (92)
-----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                                                            (3,373)      (1,545)         (4,918)
                                                                                 --------------------------------------------
     Long-term debt                                                                        ----         2,756           2,756
-----------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                                 $  (2,505)   $  (2,031)      $  (4,536)
                                                                                 ============================================
Changes in net interest income                                                                                     $  (1,665)
                                                                                                              ===============


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


Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the first quarter of 1999 were $45.6 million, the same as for the first quarter a year ago, as higher levels of trust and asset management fee income replaced a one-time gain reported last year from the disposition of the mutual fund processing business.

Trust and asset management fees for the first quarter of 1999 increased $6.1 million, or 20%, to $36.1 million. Personal trust fees rose $1.2 million, or 8%, to $15.8 million. Corporate trust fees rose $1.5 million, or 15%, to $11.1 million. Asset management fees rose $3.4 million, or 60%, to $9.1 million, as the Corporation's investment in two asset management firms added $2.7 million to fee income.

Service charges on deposit accounts of $5.4 million for the quarter were 2% above those for the first quarter of a year ago. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase.

Other operating income for the first quarter of 1999 was $4.1 million. This was a decrease of $6.2 million, or 60%, from the $10.2 million reported for the first quarter of 1998. Other operating income for the first quarter of 1998 included a nonrecurring gain of $5.5 million from the sale of the Corporation's mutual fund processing business and $700,000 in revenues associated with its precious metals business that also has been sold. Offsetting these decreases, in part, were modest increases in loan fees and credit card processing fees. Absent these one-time events, other operating income was unchanged from the level of a year ago.

Operating expenses for the first quarter of 1999 decreased $4.4 million, or 7%, to $55.0 million. Total personnel expenses for the first quarter decreased $900,000, or 3%, to $33.8 million. Contributing to this decrease was a $1.3 million, or 5%, decrease in salaries, bonuses and sales incentives. Furniture and equipment expense for the first quarter rose $300,000, or 8%. Higher maintenance costs and depreciation expense associated with the new trust system and the new operations facility contributed to this increase. Net occupancy expense rose $300,000, or 10%, due to costs associated with new personal trust and private banking offices opened last year in New York and California. Other operating expense for the first quarter decreased $4.2 million, or 26%, to $12.2 million, as higher levels of service and consulting expense for the Corporation's year 2000 efforts, up $500,000, or 25%, and advertising expense, up $400,000, or 29%, were more than offset by a $5.0 million decrease in other operating expenses. This decrease was the result of a $5.5 million charge to earnings taken in the first quarter of 1998 in connection with the anticipated settlement of outstanding litigation. The Corporation's efforts in readying itself for the year 2000 are more fully discussed on pages 20 through 22.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 24.48%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the first quarter of 1999 was $5.0 million, unchanged from the amount provided for the first quarter of 1998. The reserve for loan losses at March 31, 1999 was $73.7 million, an increase of $1.8 million, or 2%, above the $71.9 million reported at December 31, 1998. The reserve as a percentage of total period-end loans outstanding was 1.67%, slightly above the year-end level of 1.66%. Net chargeoffs for the first three months of 1999 were $3.2 million, an increase of $500,000, or 17%, above those for the first quarter of 1998.

The following table presents the risk elements in the Corporation's loan portfolio:



Risk Elements (in thousands)                      March 31, 1999        December 31, 1998         March 31, 1998
----------------------------------------------------------------------------------------------------------------
Nonaccruing                                              $33,485                  $30,598                $28,819
Past due 90 days or more                                  40,076                   18,558                 19,253
----------------------------------------------------------------------------------------------------------------
Total                                                    $73,561                  $49,156                $48,072
                                                  ==============================================================

Percent of total loans at period-end                        1.67%                    1.14%                  1.17%

Other real estate owned                                  $ 1,055                  $ 1,532                $ 1,832




Nonaccruing loans at March 31, 1999 were $33.5 million, an increase of $2.9 million above the $30.6 million reported at December 31, 1998. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at March 31, 1999 was $1.0 million, a decrease of $500,000, or 31%, from the December 31, 1998 level of $1.5 million. Nonperforming assets (other real estate owned plus nonaccrual loans) at March 31, 1999 totaled $34.5 million, or .78% of period-end loans outstanding. This was an increase of $2.4 million, or 8%, above the $32.1 million, or .74% of period-end loans outstanding, reported at December 31, 1998. As a result of the Corporation's ongoing monitoring of its loan portfolio, at March 31, 1999, approximately $60.9 million of its loans were identified that are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 2.20 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the first quarter of 1999 was 12.19%, and its core (Tier 1) leveraged capital ratio was 6.49%. The corresponding ratios at year-end

1998 were 12.47% and 6.61%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Reflecting the Corporation's performance and favorable outlook, the Corporation in April increased the quarterly dividend by 8% to 42 cents per share. This raises the per-share annual dividend rate to $1.68 and marks the eighteenth consecutive year in which dividends have been increased.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

Year 2000 Issue

The Corporation is working to help assure that date-sensitive systems and hardware are prepared for orderly transition to the year 2000 without disrupting our customer accounts and operations.

We began renovating business application systems in late 1995. The Corporation established a Year 2000 Program Management Office ("PMO") to manage our Year 2000 project on an enterprise-wide basis. We conduct weekly project reviews of our Year 2000 efforts with a management steering team, and quarterly meetings with senior management and the Board of Directors.

The PMO
-------

The PMO is comprised of project leaders representing information technology and each major business area, such as commercial banking, personal banking, personal trust and private banking and corporate financial services. This team coordinates the major initiatives and strategies in each constituent's respective area. The initiatives include business risk/impact analysis, information technology, credit risk, vendor management, investment risk, communications and contingency planning.

The Corporation worked with an international consulting firm for approximately six months to assist in its Year 2000 efforts. That firm assisted in implementing an enterprise-wide PMO and strategies to help assure business area readiness, vendor readiness, external communication and contingency planning.

The PMO Master Plan
-------------------

The following is a description and status of each strategy in our Year 2000 program:

    Information Technology
    ----------------------

    We are using a project approach the FDIC has endorsed to help assure continuity and efficiency among all our project teams. The approach uses the following five steps: awareness, assessment, renovation, testing and implementation.

    o RENOVATION: We have completed assessment and renovation of all of our core critical hardware and software systems. We are continuing through 1999 to renovate some non-core systems that are low-critical internal systems.

    o TESTING: We have completed testing 95% of the number of our core critical applications. Additionally, we have tested our core applications and infrastructure in a "time machine" environment, in which our mainframe and mid-range computers actually processed in the December 31, 1999 to January 3, 2000 environment. During the second quarter, we also will process in the February 28 and 29 to March 1, 2000 environment. We expect to complete testing of remaining critical hardware and software systems by June 30, 1999. We also expect to plan for critical dates in the year 2000, assure that future modifications to our software applications do not introduce new date-related problems and provide any production support that may be necessary.

    o IMPLEMENTATION: As we have renovated applications we have implemented Year 2000 versions of software. As a result, the Year 2000 versions of all our core systems are running in production today.

        In preparing for the Year 2000, we have made technology investments that will improve our ability to support our infrastructure and deliver improved services to our customers. These include installing a standard NT desktop PC throughout our company, which we anticipate will be completed by the end of the second quarter of 1999, a new wire transfer system, introduction of online banking and improvements in infrastructure to support around-the-clock customer access.

Credit Risk
-----------

Our credit risk strategy includes assessing risks for existing commercial loan relationships over $1 million and assessing all new loan relationships over $1 million. We are evaluating the need to establish additional loan loss reserves, and will continue to monitor existing relationships for Year 2000 readiness into the year 2000.

Investment Risk
---------------

We have evaluated investment risk for trust accounts for which Wilmington Trust has investment responsibility, as well as for the Corporation's own investment portfolio. We have implemented an investment risk strategy based on the different types of holdings, such as equity, fixed-income or mutual funds.

Vendor Management
-----------------

We have corresponded with providers of core services and products through several mailings. We are continuing to assess key critical vendors, such as power and telecommunication companies, with whom we are reviewing their systems renovation, testing, implementation and contingency plans. We are monitoring the status of critical vendors and have developed contingency plans where the potential for vendors to impact the delivery of services to us is high. In addition, the Corporation is monitoring the status of regulatory reviews of our major service providers. Where feasible, we have tested critical vendor-supplied products, such as software and hardware, and environmental systems such as air conditioning and elevator systems.

Costs
-----

The Corporation estimates that it spent $16.95 million through March 31, 1999 in outside and internal costs toward required modifications, upgrades and replacements of its internal systems and testing. We presently anticipate incurring an additional $6.9 million in 1999 in outside and internal costs; a substantial portion of these costs are associated with completion of PC upgrades, to be completed by June 30, 1999. In the year 2000, we estimate we will we will spend $2.0 million in internal costs for production support. We expect these costs to continue to be funded through operating cash flows.

We devoted approximately 30% of our available application programming and 21% of our total internal information technology resources to the Year 2000 issue in 1998 and the first quarter of 1999. We have deferred some other information technology projects pending resolution of the Year 2000 issue, but do not believe those deferrals will have a material adverse impact on our financial performance or results of operations.

Contingency Planning
--------------------

We have assessed the potential impact of Year 2000 failures on our core business functions and have developed contingency plans where that impact presents a high risk. Business experts and management in each area have validated these plans to ensure their appropriateness. We are incorporating enhancements made through this process into finalized contingency plans, due to be completed by June 30, 1999.

As part of our contingency planning, we are monitoring our liquidity needs as the year 2000 approaches to assure that we have sufficient cash on hand to support any changes in customer activity. In addition, we have supplemented our normal contingency plans to insure the temporary availability of power at our processing facilities.

We believe we are addressing all key components necessary to resolve the Year 2000 issue. Nevertheless, it is not possible to determine with complete certainty that all Year 2000 issues affecting us or our vendors or customers are identified and corrected, or the duration, severity or financial consequences of any failure. The Corporation anticipates that it is possible that it may experience certain operational inconsistencies and inefficiencies. This may result in, among other things, temporary delays in processing customers' checks and payments and other transactions, and could divert the Corporation's time and attention and financial resources from ordinary business activities. The Corporation also could experience the possible failure of certain systems, which may require significant efforts to prevent or alleviate material business disruptions.

Disclaimer
----------

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

Additional Information
----------------------

Additional information about the Year 2000 issue is available at our Web site at wilmingtontrust.com, or you can call us at (302) 651-1985. You also can send your questions via fax to (302) 651-1990 or e-mail to year2000@wilmingtontrust.com.
----------------------------

In addition, one of our regulators, the FDIC, has an informative site that addresses the year 2000 and financial institutions for banking customers. You can reach their site at fdic.gov/about/y2k.
                        ------------------

Accounting Pronouncements
-------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on its balance sheet at their fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The Corporation has not yet determined what the effect of SFAS No. 133 will be on its earnings or financial position.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of March 31, 1999, that a gradual 250-basis point increase in market interest rates would reduce net interest income by 0.3% over a one-year period. This figure compares to a projected decrease at December 31, 1998 of 1.5%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of March 31, 1999, that net interest income would decrease 2.0% over a one-year period. This figure compares to a projected increase at December 31, 1998 of 2.5%. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period given a change in interest rates.

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

The Corporation's model has employed assumptions that reflect the historical adjustment paths of the Corporation's retail deposit rates to changes in the level of market interest rates. In prior model runs, some of the Corporation's retail deposit rates reached historic lows within the 250-basis point decline scenario. The Corporation's model would freeze the rates for these deposit products when they equaled their historic lows. During the first quarter of 1999, as actual interest rates on some of the Corporation's retail deposit products reached and, in some cases, fell below their historic low points, new assumptions have been developed. These new assumptions incorporate these recent changes in the structure of retail deposit rates in the Corporation's market area and project new historic low points. As was true in earlier simulations, the model freezes these rates when they reach the new lower level. These model assumptions (asymmetrical adjustments and rate floors based on historic lows) limit the extent to which deposit rates are expected to adjust in a declining rate scenario and contribute to the projected simulation results.

Changes in the balances of residential mortgages, CMOs and asset-backed securities are driven by contractual obligations and prepayments. While contractual obligations are not typically influenced by changes in interest rates, prepayment activity (including refinancing) can shift dramatically with changes in interest rates. The Corporation's prepayment assumptions are based on industry estimates for loans with similar coupons and remaining maturities. A 250-basis point decline in interest rates can lead to a significant increase in prepayments when available reinvestment opportunities of similar risk carry lower returns. Conversely, should interest rates rise 250 basis points, the same balances are not likely to prepay at the same rate, but instead are likely to lengthen in effective maturity as debtors elect not to prepay and to retain these now below-market credit terms for as long as possible. Holders of mortgages, asset-backed securities and CMOs are left with returns below those prevailing in the current environment. This prepayment-driven effect also contributes to the projected simulation results.

During the first quarter of 1999, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the first quarter of 1999 totaled $37.8 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At March 31, 1999, the Corporation was not committed to any interest rate swaps, compared to a total notional amount of $25 million at year-end 1998. At March 31, 1999, the Corporation was committed to interest rate floors with a total notional amount of $325 million, unchanged from year-end 1998. The floors have remaining maturities of between 4 and 39 months, with a weighted average maturity of 15 months. The net interest differential, the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

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

Exhibit Number                            Exhibit
--------------           -------------------------------------------------
11                       Statement re computation of per share earnings

27                       Financial data schedule

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 14, 1999                /s/ David R. Gibson
                                    --------------------------------------------
                                    Name:   David R. Gibson
                                    Title:  Senior Vice President and
                                            Chief Financial Officer

                                            (Authorized Officer and Principal
                                            Accounting Officer)