Form 10-Q
period 1999-06-30
WILMINGTON TRUST CORP
filed 1999-08-13
CIK 872821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Transition Period From ____________ to ___________

        Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         51-0328154
---------------------------------------------       ------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                      Identification No.)


   Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
 ---------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


                                 (302) 651-1000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]   Yes                [ ]   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 1999 - 33,144,714 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                           Page
                                                                           ----
Part I.   Financial Information


          Item 1 - Financial Statements

                   Consolidated Statements of Condition                      4
                   Consolidated Statements of Income                         6
                   Consolidated Statements of Cash Flows                     8
                   Notes to Consolidated Financial Statements               10

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            12

          Item 3 - Quantitative and Qualitative Disclosures About
                   Market Risk                                              25

Part II.  Other Information

          Item 1 - Legal Proceedings                                        27
          Item 2 - Changes in Securities and Use of Proceeds                27
          Item 3 - Defaults Upon Senior Securities                          27
          Item 4 - Submission of Matters to a Vote of Security Holders      27
          Item 5 - Other Information                                        28
          Item 6 - Exhibits and Reports on Form 8-K                         28
          Exhibit 11
          Exhibit 27


CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                               ---------------------------------------
                                                                           June 30,       December 31,
(in thousands)                                                                 1999               1998
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $  216,840       $  204,579
                                                                           ---------------------------
Interest-bearing time deposits in other banks                                    ----             ----
                                                                           ---------------------------
Federal funds sold and securities purchased
       under agreements to resell                                              29,300           83,500
                                                                           ---------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                  986,126          796,665
       Obligations of state and political subdivisions                          7,103            7,186
       Other securities                                                       655,426          494,890
------------------------------------------------------------------------------------------------------
           Total investment securities available for sale                   1,648,655        1,298,741
                                                                           ---------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                   12,485           29,098
       Obligations of state and political subdivisions                          8,008            8,098
       Other securities                                                        17,687           36,715
------------------------------------------------------------------------------------------------------
           Total investment securities held to maturity (market values
           were $38,364 and $74,480, respectively)                             38,180           73,911
                                                                           ---------------------------

Loans:
       Commercial, financial and agricultural                               1,466,203        1,370,566
       Real estate-construction                                               272,204          211,733
       Mortgage-commercial                                                    871,325          869,442
       Mortgage-residential                                                   888,246          857,626
       Consumer                                                             1,079,552        1,015,056
       Unearned income                                                        (2,812)          (4,790)
------------------------------------------------------------------------------------------------------
           Total loans net of unearned income                               4,574,718        4,319,633
       Reserve for loan losses                                               (75,493)         (71,906)
------------------------------------------------------------------------------------------------------
             Net loans                                                      4,499,225        4,247,727
                                                                           ---------------------------
Premises and equipment, net                                                   148,577          145,492
Goodwill and other intangible assets                                          156,298          138,682
Accrued interest receivable                                                    42,257           38,266
Other assets                                                                   59,124           69,667
------------------------------------------------------------------------------------------------------
             Total assets                                                  $6,838,456       $6,300,565
                                                                           ===========================




LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                            $959,737         $912,066
       Interest-bearing:
             Savings                                                          422,144          404,015
             Interest-bearing demand                                        1,388,149        1,425,953
             Certificates under $100,000                                    1,150,870        1,182,183
             Certificates $100,000 and over                                   840,305          612,546
------------------------------------------------------------------------------------------------------
             Total deposits                                                 4,761,205        4,536,763
                                                                          ----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                 1,224,581          932,346
       U.S. Treasury demand                                                    83,802           18,944
------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                    1,308,383          951,290
                                                                          ----------------------------
Accrued interest payable                                                       44,829           44,553
Other liabilities                                                              19,978           53,750
Long-term debt                                                                168,000          168,000
------------------------------------------------------------------------------------------------------
             Total liabilities                                              6,302,395        5,754,356
                                                                          ----------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                             39,264           39,264
       Capital surplus                                                         70,604           67,047
       Retained earnings                                                      668,947          636,662
       Accumulated other comprehensive income                                (16,633)            5,928
------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                  762,182          748,901
       Less:  Treasury stock, at cost, 6,119,459 and
                   5,935,072 shares, respectively                           (226,121)        (202,692)
------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                       536,061          546,209
                                                                          ----------------------------
             Total liabilities and stockholders' equity                    $6,838,456       $6,300,565
                                                                          ============================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                   ----------------------------------------------------------------
                                                          For the three months ended       For the six months ended
                                                                            June 30,                       June 30,
                                                   ----------------------------------------------------------------
(in thousands; except per share data)                            1999           1998            1999           1998
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                  $  89,636      $  89,943      $  176,837     $  177,685
Interest and dividends on investment securities:
     Taxable interest                                          20,237         24,266          37,593         47,492
     Tax-exempt interest                                          190            214             380            450
     Dividends                                                  2,302          2,287           4,663          4,367
Interest on time deposits in other banks                         ----           ----            ----           ----
Interest on federal funds sold and securities
     purchased under agreements to resell                         366            413             646            648
-------------------------------------------------------------------------------------------------------------------
     Total interest income                                    112,731        117,123         220,119        230,642
                                                   ----------------------------------------------------------------
Interest on deposits                                           33,650         39,485          67,483         75,692
Interest on short-term borrowings                              14,597         15,394          27,577         33,292
Interest on long-term debt                                      2,763          2,027           5,519          2,027
-------------------------------------------------------------------------------------------------------------------
     Total interest expense                                    51,010         56,906         100,579        111,011
                                                   ----------------------------------------------------------------
Net interest income                                            61,721         60,217         119,540        119,631
Provision for loan losses                                     (4,500)        (5,000)         (9,500)       (10,000)
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                      57,221         55,217         110,040        109,631
                                                   ----------------------------------------------------------------
OTHER INCOME
Trust and asset management fees                                36,007         32,147          72,086         62,152
Service charges on deposit accounts                             5,948          5,262          11,374         10,607
Gain on business disposition                                     ----           ----            ----          5,503
Merchant discount fees                                          1,838          1,602           3,388          3,021
Other operating income                                          2,290          3,988           4,814          7,301
Securities gains                                                    4             33              24              2
-------------------------------------------------------------------------------------------------------------------
     Total other income                                        46,087         43,032          91,686         88,586
                                                   ----------------------------------------------------------------
     Net interest and other income                            103,308         98,249         201,726        198,217
                                                   ----------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                               34,221         33,723          68,013         68,458
Net occupancy                                                   3,961          3,199           7,048          6,014
Furniture and equipment                                         5,675          4,858          10,088          8,943



Stationery and supplies                                         1,498          1,299           3,059          2,699
Provision for litigation settlement                              ----           ----            ----          5,500
Servicing and consulting fees                                   2,481          3,091           5,223          5,286
Advertising and public relations                                1,705          1,444           3,289          2,677
Other operating expense                                         8,723          8,376          16,587         15,883
-------------------------------------------------------------------------------------------------------------------
     Total other expense                                       58,264         55,990         113,307        115,460
                                                   ----------------------------------------------------------------
NET INCOME
Income before income taxes                                     45,044         42,259          88,419         82,757
Applicable income taxes                                        15,098         13,970          29,317         27,156
-------------------------------------------------------------------------------------------------------------------
     Net income                                             $  29,946      $  28,289       $  59,102      $  55,601
                                                   ================================================================
     Net income per share:
          basic                                             $    0.90      $    0.84       $    1.78      $    1.66
                                                   ================================================================
          diluted                                           $    0.89      $    0.82       $    1.76      $    1.61
                                                   ================================================================
     Weighted average shares outstanding:
          basic                                                33,148         33,575          33,112         33,541
          diluted                                              33,641         34,406          33,672         34,434
     Cash dividends per share                               $    0.42      $    0.39       $    0.81      $    0.75


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                        --------------------------------
                                                                                For the six months ended
                                                                                                June 30,
(in thousands)                                                                       1999           1998
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                 $  59,102      $  55,601
     Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for loan losses                                               9,500         10,000
            Provision for depreciation                                              8,052          6,275
            Amortization/(accretion) of investment securities available
               for sale discounts and premiums                                  `   1,317          (538)
            Accretion of investment securities held to maturity discounts
               and premiums                                                          (37)          (134)
            Deferred income taxes                                                  13,003            487
            Gains on sales of loans                                                 (350)          (387)
            Securities gains                                                         (24)            (2)
            Decrease in other assets                                                7,851          6,088
            Decrease in other liabilities                                        (33,808)       (15,688)
--------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                           64,606         61,702
                                                                        --------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale              521,719        322,635
     Proceeds from maturities of investment securities available for sale         159,726        279,444
     Proceeds from maturities of investment securities held to maturity            36,288        136,788
     Purchases of investment securities available for sale                    (1,067,924)      (830,971)
     Purchases of investment securities held to maturity                            (500)           ----
     Investments in affiliates                                                   (18,915)       (52,509)
     Gross proceeds from sales of loans                                            62,331         56,951
     Purchases of loans                                                           (5,669)        (1,095)
     Net increase in loans                                                      (317,310)      (274,044)
     Net increase in premises and equipment                                      (11,137)       (12,601)
--------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                           (641,391)      (375,402)
                                                                        --------------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings and interest-bearing demand deposits         27,996         171,962
     Net increase in certificates of deposit                                     196,446         403,141
     Net increase/(decrease) in federal funds purchased and securities sold
         under agreements to repurchase                                          292,235       (288,083)
     Net increase in U.S. Treasury demand                                         64,858          38,060
     Proceeds from issuance of long-term debt                                       ----         125,000
     Cash dividends                                                             (26,817)        (25,149)



     Proceeds from common stock issued under employment benefit plans             13,753           7,092
     Payments for common stock acquired through buybacks                        (33,625)         (4,863)
--------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                         534,846         427,160
                                                                        --------------------------------
     Increase/(decrease) in cash and cash equivalents                           (41,939)         113,460
     Cash and cash equivalents at beginning of period                            288,079         289,392
--------------------------------------------------------------------------------------------------------
               Cash and cash equivalents at end of period                     $  246,140      $  402,852
                                                                        ================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                             $  101,521      $  112,598
         Taxes                                                                    22,081          28,429
     Loans transferred during the year:
         To other real estate owned                                           $    1,236      $    1,226
         From other real estate owned                                              1,846           2,946

     See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Wilmington Trust Corporation and Subsidiaries

Note 1 - Accounting and Reporting Policies

        The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania and Wilmington Trust FSB, conform to generally accepted accounting principles and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's Annual Report to Shareholders for 1998.

Note 2 - Comprehensive Income

        Accumulated other comprehensive income, as required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is representative of the Corporation's after-tax, unrealized gains and/or losses included in the investment securities available-for-sale portfolio. The upward movement in interest rates since December 31, 1998 resulted in temporary declines in the market value of the Corporation's U.S. Treasury, government agency and asset-backed securities portfolios.

Note 3 - Segment Reporting


Financial data by segment for June 30, 1999 vs June 30, 1998 is as follows:
-----------------------------------------------------------------------------------------------------------
                                                       Banking        Fee-Based      Funds
Six Months Ended June 30, 1999 (in thousands)          business        business    management       Totals
-----------------------------------------------------------------------------------------------------------

Net interest income                                  $   100,727      $  10,878    $     8,980   $  120,585
Provision for loan losses                                (9,444)           (56)           ----      (9,500)
-----------------------------------------------------------------------------------------------------------
Net interest income after provision                       91,283         10,822          8,980      111,085
Trust and asset management fees:
     Personal trust                                         ----         31,887           ----       31,887
     Corporate financial services                           ----         22,631           ----       22,631
     Asset management                                       ----         17,937           ----       17,937
Other operating income
Securities gains                                          19,201            941            415       20,557
                                                            ----           ----             24           24
-----------------------------------------------------------------------------------------------------------
Net interest and other income                            110,484         84,218          9,419      204,121
Other expense                                           (62,696)       (50,663)        (1,241)    (114,600)
-----------------------------------------------------------------------------------------------------------
Segment profit from operations                            47,788         33,555          8,178       89,521
Segment loss from infrequent events                         ----          (340)           ----        (340)
-----------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    47,788      $  33,215    $     8,178   $   89,181
===========================================================================================================
Intersegment revenue                                 $     5,093      $   3,750    $     1,185   $   10,028
Depreciation & amortization                                5,069          3,353            139        8,561
Investment in equity method investees                       ----        151,299           ----      151,299
Segment average assets                                 4,148,200        681,864      3,144,426    7,974,490

Six Months Ended June 30, 1998 (in thousands)
-----------------------------------------------------------------------------------------------------------
Net interest income                                  $   102,182      $  12,182    $     6,339   $  120,703
Provision for loan losses                                (9,790)          (210)           ----     (10,000)
-----------------------------------------------------------------------------------------------------------
Net interest income after provision                       92,392         11,972          6,339      110,703





Trust and asset management fees:
  Personal trust                                            ----         29,895           ----       29,895
  Corporate financial services                              ----         21,031           ----       21,031
  Asset management                                          ----         12,399           ----       12,399
Other operating income                                    17,896          1,303          7,707       26,906
Securities losses                                           ----           ----              2            2
-----------------------------------------------------------------------------------------------------------
Net interest and other income                            110,288         76,600         14,048      200,936
Other expense                                           (60,408)       (48,449)        (7,807)    (116,664)
-----------------------------------------------------------------------------------------------------------
Segment profit from operations                            49,880         28,151          6,241       84,272
Segment profit from infrequent events                       ----             59           ----           59
-----------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    49,880      $  28,210    $     6,241   $   84,331
===========================================================================================================

Intersegment revenue                                 $     3,034      $   1,615    $      789    $    5,438
Depreciation and amortization                              3,974          2,734            95         6,803
Investment in equity method investees                       ----         52,409          ----        52,409
Segment average assets                                 3,798,196        531,746     3,123,461     7,453,403

A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:

------------------------------------------------------------------------------
Quarter ended June 30 (in thousands)                   1999           1998
------------------------------------------------------------------------------
Revenue:
Total revenues for reportable segments              $    120,585  $    120,703
Other revenues                                            93,036        90,233
Elimination of intersegment revenues                     (2,396)       (2,719)
------------------------------------------------------------------------------
   Total consolidated revenues before provision     $    211,225  $    208,217
                                                    ==========================
Profit or loss:
Total profit or loss for reportable segments        $     89,521  $     84,272
Elimination of intersegment profits                      (1,102)       (1,515)
------------------------------------------------------------------------------
                                                    $     88,419  $     82,757
                                                    ==========================
Assets:
Total assets for reportable segments                $  7,974,490  $  7,453,403
Other assets                                             227,899       217,170
Elimination of intersegment assets                   (1,740,617)   (1,439,911)
Other assets not allocated to segments                      ----          ----
------------------------------------------------------------------------------
     Consolidated total average assets              $  6,461,772  $  6,230,662
                                                    ==========================

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the second quarter of 1999 was $29.9 million, or $.90 per share, a 6% increase over the $28.3 million, or $.84 per share, reported for the second quarter of last year. Diluted net income per share for the second quarter of 1999 was $.89, compared to $.82 for the second quarter of last year.

Total revenues for the second quarter of 1999 reached $107.8 million, a 4% increase over the $103.2 million reported for the second quarter of 1998.

Net interest income for the second quarter of 1999 reached $61.7 million, a 3% increase over the $60.2 million reported for the second quarter of last year.

The quarterly provision for loan losses of $4.5 million was less than the $5.0 million for the second quarter of 1998. The reserve for loan losses at quarter-end was $75.5 million, $3.6 million, or 5%, above the $71.9 million reported at December 31, 1998.

Noninterest income for the second quarter of 1999 was $46.1 million, a 7% increase over the $43.0 million reported for the same quarter of last year.

Operating expenses for the second quarter of 1999 were $58.3 million, a 4% increase above the $56.0 million reported for the second quarter of last year.

Return on assets for the six months ended June 30, 1999, on an annualized basis, was 1.84%, above the 1.80% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 22.12%, above the 21.71% reported for the first six months of 1998.

STATEMENT OF CONDITION
----------------------

Total assets at June 30, 1999 were $6.84 billion, up $537.9 million, or 9%, over the $6.30 billion reported at December 31, 1998. Total earning assets increased $515.1 million, or 9%, over the same period of time, to $6.29 billion. Growth in both the loan and investment portfolios contributed to these increases.

Total loans at June 30, 1999 were $4.57 billion, an increase of $255.1 million, or 6%, over the December 31, 1998 level of $4.32 billion. Contributing to this increase were commercial loans of $1.47 billion, which rose $95.6 million, or 7%, over their December 31, 1998 level; commercial construction loans of $272.2 million, which rose $60.5 million, or 29%; commercial mortgage loans of $871.3 million, which rose $1.9 million, or .2%; residential mortgage loans of $888.2 million, which rose $30.6 million, or 4%; and consumer loans of $1.08 billion, which rose $64.5 million, or 6%.

The investment portfolio at June 30, 1999 was $1.69 billion, an increase of $314.2 million, or 23%, over the December 31, 1998 level of $1.37 billion. The Corporation continued its efforts to replace securities sold during 1998. Contributing to this increase were U.S. Treasury and government agency securities, which increased $172.8 million, or 21%, to $998.6 million, and asset-backed securities, which increased $129.9 million, or 49%, to $395.3 million.

Interest-bearing liabilities at quarter-end were $5.28 billion, $533.9 million, or 11%, above the year-end level of $4.74 billion. Total deposits during the first six months of 1999 increased $224.4 million, while short-term borrowings increased $357.1 million. A $227.8 million increase in certificates of deposit

$100,000 and over was offset, in part, by a $37.8 million, or 3%, decrease in interest-bearing demand account balances, and a $31.3 million, or 3%, decrease in certificates of deposit less than $100,000. Federal funds purchased increased $352.3 million, or 53%, to $1.02 billion, and U.S. Treasury demand balances rose $64.9, million to $83.8 million.

Shareholders' equity at June 30, 1999 was $536.1 million, $10.1 million, or 2%, below the year-end level. Earnings of $59.1 million and $13.8 million in new stock issued during that period were more than offset by a $22.6 million valuation reserve adjustment for the investment portfolio, $26.8 million in cash dividends and $33.6 million for the stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the second quarter of 1999 on a fully tax-equivalent ("FTE") basis was $63.8 million. This was a $1.4 million, or 2%, increase over the $62.4 million reported for the second quarter of 1998.

Interest income (FTE) for the second quarter of 1999 declined $4.5 million, or 4%, to $114.8 million from $119.3 million for the second quarter of 1998. Contributing to this decrease was the declining rate environment, which offset the effects of a $198.7 million increase in the average level of earning assets. Interest revenues rose $5.5 million as a result of this increase in earning assets. Offsetting this increase was a $10.0 million decrease in interest revenues associated with the lower interest rates. The average rate earned on the Corporation's earning assets during the second quarter of 1999 fell 57 basis points, from 8.06% to 7.49%. The loan portfolio yield decreased 72 basis points, to 8.04%, while the investment portfolio yield declined 45 basis points, to 5.98%.

Interest expense for the second quarter of 1999 declined $5.9 million, or 10%, to $51.0 million from the $56.9 million reported for the second quarter of last year. Interest expense declined $6.6 million due to a 59-basis point drop in the average rate paid on interest-bearing liabilities. This decrease was offset, in part, by a $701,000 increase in interest expense attributable to the $154.5 million increase in the average level of interest-bearing liabilities. The average rate the Corporation paid for its funds during the second quarter of 1999 was 3.33%, compared to 3.85% for the second quarter of 1998.

The Corporation's net interest margin for the second quarter of 1999 was 4.16%, down five basis points from the 4.21% reported for the second quarter of a year ago. The decline was driven, in part, by customer movement from floating-rate financing to lower cost, fixed-rate financing. In addition, the issuance of $125 million of subordinated debt securities to fund investments in asset management firms, generating fee income, has also reduced the net interest margin. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the second quarters and first six months of 1999 and 1998, respectively.

QUARTERLY ANALYSIS OF EARNINGS


                                                          1999 Second Quarter                         1998 Second Quarter
                                        -------------------------------------         -----------------------------------
(in thousands; rates on                      Average      Income/     Average             Average     Income/     Average
 tax-equivalent basis)                       balance      expense        rate             balance     expense        rate
-------------------------------------------------------------------------------------------------------------------------
Earning assets
  Time deposits in other banks          $     ----     $   ----          ----%        $      ----     $  ----        ----%

  Federal funds sold and
      securities purchased under
      agreements to resell                  31,153          366          4.65              29,547         413        5.53
-------------------------------------------------------------------                   -------------------------
       Total short-term investments         31,153          366          4.65              29,547         413        5.53
                                        ---------------------------------------------------------------------------------
     U.S. Treasury and government
       agencies                            955,088       13,941          5.83           1,073,849      16,689        6.25
     State and municipal                    15,125          286          7.65              16,676         317        7.62
     Preferred stock                       164,344        2,770          6.81             146,732       2,781        7.79
     Asset-backed securities               358,445        5,558          6.18             396,524       6,514        6.60
     Other                                  91,348        1,139          5.01             104,872       1,458        5.59
-------------------------------------------------------------------                   -------------------------
       Total investment securities       1,584,350       23,694          5.98           1,738,653      27,759        6.43
                                        ---------------------------------------------------------------------------------
     Commercial, financial and
      agricultural                       1,427,631       28,107          7.80           1,266,682      27,014        8.45
     Real estate-construction              261,784        5,611          8.47             167,293       3,970        9.39
     Mortgage-commercial                   870,538       19,012          8.64             902,684      21,656        9.50
     Mortgage-residential                  865,662       15,325          7.08             827,864      16,298        7.88
     Consumer                            1,061,560       22,652          8.53             971,271      22,148        9.12
-------------------------------------------------------------------                   -------------------------
       Total loans                       4,487,175       90,707          8.04           4,135,794      91,086        8.76
                                        ---------------------------------------------------------------------------------
       Total earning assets             $6,102,678      114,767          7.49         $ 5,903,994     119,258        8.06
                                        =================================================================================
Funds supporting earning assets
     Savings                            $  421,928        1,837          1.75         $   413,224       2,399        2.33
     Interest-bearing demand             1,426,040        7,366          2.07           1,230,692       7,940        2.59
     Certificates under $100,000         1,162,260       14,637          5.05           1,209,725      16,619        5.51
     Certificates $100,000 and over        759,609        9,810          5.11             887,728      12,527        5.58
-------------------------------------------------------------------                   -------------------------
       Total interest-bearing
         deposits                        3,769,837       33,650          3.57           3,741,369      39,485        4.21
                                        ---------------------------------------------------------------------------------
     Federal funds purchased and
         securities sold under
         agreements to repurchase        1,177,167       14,268          4.83           1,076,277      14,639        5.42
     U.S. Treasury demand                   37,192          329          3.50              57,409         755        5.20
-------------------------------------------------------------------                   -------------------------
       Total short-term borrowings       1,214,359       14,597          4.79           1,133,686      15,394        5.41
                                        ---------------------------------------------------------------------------------
     Long-term debt                        168,000        2,763          6.58             122,670       2,027        6.61
-------------------------------------------------------------------                   -------------------------



       Total interest-bearing
         liabilities                     5,152,196       51,010          3.95           4,997,725      56,906        4.54
                                        ---------------------------------------------------------------------------------
     Other noninterest funds               950,482         ----          ----             906,269        ----        ----
-------------------------------------------------------------------                   -------------------------
       Total funds used to support
         earning assets                 $6,102,678       51,010          3.33          $5,903,994      56,906        3.85
                                        =================================================================================
Net interest income/yield                                63,757          4.16                          62,352        4.21
  Tax-equivalent adjustment                             (2,036)                                       (2,135)
                                                  ---------------                                --------------
Net interest income                                    $ 61,721                                      $ 60,217
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

YEAR-TO-DATE ANALYSIS OF EARNINGS


                                                            Year-to-Date 1999                           Year-to-Date 1998
                                       --------------------------------------   -----------------------------------------
(in thousands; rates on                      Average      Income/     Average             Average     Income/     Average
 tax-equivalent basis)                       balance      expense        rate             balance     expense        rate
-------------------------------------------------------------------------------------------------------------------------
Earning assets
  Time deposits in other banks         $     ----         $  ----       ----%         $     ----       $   ----     ----%

  Federal funds sold and
    securities purchased under
    agreements to resell                   27,817             646        4.62             23,818            648      5.41
-------------------------------------------------------------------                   -------------------------
       Total short-term investments        27,817             646        4.62             23,818            648      5.41
                                       ----------------------------------------------------------------------------------
    U.S. Treasury and government
      agencies                            895,350          25,900        5.80          1,044,435         32,740      6.31
   State and municipal                     15,184             571        7.63             17,459            675      7.75
   Preferred stock                        166,529           5,583        6.79            136,181          5,290      7.99
   Asset-backed securities                324,732          10,161        6.25            383,007         12,662      6.64
   Other                                   91,931           2,338        5.11            100,111          2,804      5.63
-------------------------------------------------------------------                   -------------------------
       Total investment securities      1,493,726          44,553        5.98          1,681,193         54,171      6.49
                                       ----------------------------------------------------------------------------------
   Commercial, financial and
     agricultural                       1,405,641          54,590        7.74          1,232,365         52,909      8.56
   Real estate-construction               245,936          10,540        8.55            159,541          7,459      9.29
   Mortgage-commercial                    871,669          38,179        8.73            904,330         42,621      9.38
   Mortgage-residential                   859,895          31,241        7.24            824,212         33,224      8.06
   Consumer                             1,038,348          44,386        8.60            965,101         43,795      9.13
-------------------------------------------------------------------                   -------------------------
       Total loans                      4,421,489         178,936        8.08          4,085,549        180,008      8.80
                                       ----------------------------------------------------------------------------------
       Total earning assets            $5,943,032         224,135        7.54         $5,790,560        234,827      8.12
                                       ==================================================================================
Funds supporting earning assets
  Savings                              $  415,117           3,805        1.85         $  405,911          4,723      2.35
  Interest-bearing demand               1,388,077          15,027        2.18          1,184,843         15,203      2.59
  Certificates under $100,000           1,168,924          29,581        5.10          1,210,399         33,266      5.54
  Certificates $100,000 and over          730,011          19,070        5.20            796,231         22,500      5.62
-------------------------------------------------------------------                   -------------------------
       Total interest-bearing
         deposits                       3,702,129          67,483        3.66          3,597,384         75,692      4.23
                                       ----------------------------------------------------------------------------------
  Federal funds purchased and
    securities sold under
    agreements to repurchase            1,104,382          26,778        4.84          1,169,141         31,975      5.46
  U.S. Treasury demand                     32,877             799        4.83             49,994          1,317      5.24
-------------------------------------------------------------------                   -------------------------
       Total short-term borrowings      1,137,259          27,577        4.84          1,219,135         33,292      5.45
                                       ----------------------------------------------------------------------------------
  Long-term debt                          168,000           5,519        6.57             83,055          2,027      4.88
-------------------------------------------------------------------                   -------------------------



       Total interest-bearing
         liabilities                    5,007,388         100,579        4.03          4,899,574        111,011      4.54
                                       ----------------------------------------------------------------------------------
  Other noninterest funds                 935,644            ----        ----            890,986           ----      ----
-------------------------------------------------------------------                   -------------------------
       Total funds used to support
         earning assets                $5,943,032         100,579        3.39         $5,790,560        111,011      3.85
                                       ==================================================================================
Net interest income/yield                                 123,556        4.15                           123,816      4.27
  Tax-equivalent adjustment                               (4,016)                                       (4,185)
                                                   ---------------                                --------------
Net interest income                                     $ 119,540                                     $ 119,631
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


RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                         ---------------------------------------     ----------------------------------
                                             For the three months ended June 30,      For the six months ended June 30,
                                         ---------------------------------------     ----------------------------------
                                                                      1999/1998                              1999/1998
                                                             Increase (Decrease)                    Increase (Decrease)
                                                               due to change in                       due to change in
                                         ---------------------------------------     ----------------------------------
                                                       1          2                              1          2
(in thousands)                                    Volume       Rate       Total             Volume       Rate     Total
-----------------------------------------------------------------------------------------------------------------------
Interest income:
  Time deposits in other banks                 $    ----    $  ----   $    ----         $     ----   $    ---- $    ----
  Federal funds sold and
    securities purchased under
    agreements to resell                              22       (69)        (47)                109       (111)       (2)
------------------------------------------------------------------------------------------------------------------------
      Total short-term investments
                                                      22       (69)        (47)                109       (111)       (2)
                                         -------------------------------------------------------------------------------
   U.S. Treasury and
     government agencies                         (1,748)    (1,000)     (2,748)            (4,568)     (2,272)   (6,840)
   State and municipal *                            (32)          1        (31)               (95)         (9)     (104)
   Preferred stock *                                 394      (405)        (11)              1,283       (990)       293
   Asset-backed securities                         (584)      (372)       (956)            (1,876)       (625)   (2,501)
   Other *                                         (187)      (132)       (319)              (227)       (239)     (466)
------------------------------------------------------------------------------------------------------------------------
      Total investment securities                (2,157)    (1,908)     (4,065)            (5,483)     (4,135)   (9,618)
                                         -------------------------------------------------------------------------------
   Commercial, financial and
     agricultural *                                3,391    (2,298)       1,093              7,355     (5,674)     1,681
   Real estate-construction                        2,212      (571)       1,641              3,980       (899)     3,081
   Mortgage-commercial *                           (761)    (1,883)     (2,644)            (1,519)     (2,923)   (4,442)
   Mortgage-residential                              743    (1,716)       (973)              1,426     (3,409)   (1,983)
   Consumer                                        2,053    (1,549)         504              3,316     (2,725)       591
------------------------------------------------------------------------------------------------------------------------
      Total loans                                  7,638    (8,017)       (379)             14,558    (15,630)   (1,072)
------------------------------------------------------------------------------------------------------------------------
      Total interest income                    $   5,503   $(9,994)   $ (4,491)         $    9,184   $(19,876) $(10,692)
                                         ===============================================================================
Interest expense:
  Savings                                      $      51   $  (613)   $   (562)         $      107   $ (1,025) $   (918)
  Interest-bearing demand                          1,261    (1,835)       (574)              2,610     (2,786)     (176)
  Certificates under $100,000                      (652)    (1,330)     (1,982)            (1,139)     (2,546)   (3,685)








  Certificates $100,000 and over                 (1,807)      (910)     (2,717)            (1,871)     (1,559)   (3,430)
------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        deposits                                 (1,147)    (4,688)     (5,835)              (293)     (7,916)   (8,209)
                                         -------------------------------------------------------------------------------
  Federal funds purchased and
    secruities sold under
    agreements to repurchase                       1,367    (1,738)       (371)            (1,768)     (3,429)   (5,197)
  U.S. Treasury demand                             (266)      (160)       (426)              (451)        (67)     (518)
------------------------------------------------------------------------------------------------------------------------
      Total short-term
        borrowings                                 1,101    (1,898)       (797)            (2,219)     (3,496)   (5,715)
                                         -------------------------------------------------------------------------------
  Long-term debt                                     747       (11)         736              2,056       1,436     3,492
------------------------------------------------------------------------------------------------------------------------
      Total interest expense                      $  701  $ (6,597)   $ (5,896)           $  (456)    $(9,976) $(10,432)
                                         ===============================================================================
Changes in net interest income                                        $   1,405                                $   (260)
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

Noninterest Revenues and Operating Expenses
-------------------------------------------

Noninterest revenues for the second quarter of 1999 were $46.1 million, an increase of $3.1 million, or 7%, over those for the second quarter of a year ago, due primarily to higher trust and asset management fees.

Trust and asset management fees for the second quarter of 1999 increased $3.9 million, or 12%, to $36.0 million. Asset management fees in the second quarter rose $3.2 million, or 56%, to $8.8 million, due to the performance of our recent asset manager affiliations. Personal trust fees in the second quarter rose $671,000, or 4%, to $15.8 million. Corporate trust fees at $11.4 million were unchanged from those for the second quarter of 1998. On a year-to-date basis, trust and asset management fees were up $10.0 million, or 16%, over those of a year ago, with asset management fees contributing two-thirds of that improvement.

Service charges on deposit accounts for the second quarter were $5.9 million, 13% above those of a year ago. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase. For the first six months of 1999, service charges were $767,000, or 7%, above those for the first six months of 1998.

There were no gains on disposition of businesses during the first half of 1999. The first half of 1998 reflected a $5.5 million gain recorded on the disposition of the mutual fund processing business.

Merchant discount fees for the second quarter of 1999 of $1.8 million were 15% above those for the second quarter of 1998, due primarily to increased credit card interchange fees.

Other operating income for the second quarter of 1999 was $2.3 million. This was a decrease of $1.7 million, or 43%, from the $4.0 million reported for the second quarter of 1998. Other operating income for last year included a nonrecurring gain of $800,000 from the sale of fixed assets and a $500,000 gain on disposition of OREO.

Operating expenses for the second quarter of 1999 increased $2.3 million, or 4%, to $58.3 million. Total personnel expenses for the quarter increased $498,000, or 2%, to $34.2 million. Contributing to this increase were higher health care and pension expenses, which were offset, in part, by lower compensation expense. Net occupancy expense rose $762,000, or 24%, due to costs associated with new personal trust and private banking offices opened last year in New York and California, as well as the relocation this year of our North Palm Beach office to PGA Boulevard. Furniture and equipment expense for the quarter rose $817,000, or 17%, as higher data processing maintenance costs and depreciation expense reflected the Corporation's continued investment in new technology. Stationery and supplies expenses increased $199,000, or 15%, to $1.5 million. There was no provision for litigation settlement during the first half of 1999. The first quarter of 1998 reflected a $5.5 million charge to earnings taken in connection with the anticipated settlement of outstanding litigation. Servicing and consulting fees of $2.5 million for the quarter were $610,000, or 20%, below those of a year ago, but were unchanged year-to-date, as the Corporation continues with it Year 2000 readiness efforts. The Corporation's efforts in readying itself for the year 2000 are discussed on pages 22 through 25. Advertising and public relations expenses for the quarter were $1.7 million, an increase of $261,000, or 18%, and for the first six months of 1999 were $612,000, or 23%, higher due to the acceleration of several programs which were scheduled to begin later in the year. Other operating expense for the second quarter was $8.7 million, an increase of $347,000, or 4%, due to higher travel and entertainment expense, credit card fees and bank processing fees.

Income tax expense for the first six months of 1999 increased $2.2 million, or 8%, to $29.3 million. Approximately $1.5 million, or 69%, of this increase was Federal income tax. The Corporation's effective tax rate for the first half of 1999 was 33.16%, compared to 32.81% for the first six months of 1998.

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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 25.18%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the second quarter of 1999 was $4.5 million, $500,000, or 10%, below the amount provided for the second quarter of 1998. The reserve for loan losses at June 30, 1999 was $75.5 million, an increase of $3.6 million, or 5%, above the $71.9 million reported at December 31, 1998. The reserve as a percentage of total period-end loans outstanding was 1.65%, down slightly from the year-end level of 1.66%. Net chargeoffs for the first six months of 1999 were $5.9 million, an increase of $163,000, or 3%, above those for the corresponding period of 1998.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)     June 30, 1999  December 31, 1998  June 30, 1998
--------------------------------------------------------------------------------
Nonaccruing                            $34,764            $30,598        $28,564
Past due 90 days or more                28,369             18,558         21,730
--------------------------------------------------------------------------------
Total                                  $63,133            $49,156        $50,294
                                ================================================

Percent of total loans at                1.38%              1.14%          1.19%
period-end

Other real estate owned                   $922             $1,532         $2,018


Nonaccruing loans at June 30, 1999 were $34.8 million, an increase of $4.2 million over the $30.6 million reported at December 31, 1998. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at June 30, 1999 was $922,000, a decrease of $610,000, or 40%, from the December 31, 1998 level of $1.5 million. Nonperforming assets (other real estate owned plus nonaccrual loans) at June 30, 1999 totaled $35.7 million, or .78% of period-end loans outstanding. This was an increase of $3.6 million, or 11%, over the $32.1 million, or .74% of period-end loans outstanding, reported at December 31, 1998. As a result of the Corporation's ongoing monitoring of its loan portfolio, at June 30, 1999, approximately $55.3 million of its loans were identified that are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 2.17 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the second quarter of 1999 was 11.71%, and its core (Tier 1) leveraged capital ratio was 6.33%. The corresponding ratios at year-end 1998 were 12.47% and 6.61%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

Year 2000 Issue

The Corporation is working to help assure that date-sensitive systems and hardware are prepared for orderly transition to the year 2000 without disrupting our customer accounts and operations. We believe we are prepared for the Year 2000 and that, based on our renovation, testing, contingency planning and contacts with third parties, our systems will be able to process dates and date-related information after December 31, 1999.

We began renovating business application systems in late 1995. Subsequently, the Corporation established a Year 2000 Program Management Office to manage our Year 2000 project on an enterprise-wide basis. We have regular project reviews of our Year 2000 efforts with a management steering team, and quarterly meetings with senior management and the Board of Directors.

The Program Management Office
-----------------------------

The Program Management Office is comprised of project leaders representing information technology and each major business area, such as commercial banking, personal banking, personal trust and private banking and corporate financial services. This team coordinates the major initiatives and strategies in each constituent's respective area. The initiatives include business risk/impact analysis, information technology, credit risk, vendor management, investment risk, communications and contingency planning.

The Corporation worked with an international consulting firm for approximately six months to assist in its Year 2000 efforts. That firm assisted in implementing the enterprise-wide Program Management Office and strategies to help assure business area readiness, vendor readiness, external communication and contingency planning.

The Program Management Office Master Plan
-----------------------------------------

The following is a description and status of each strategy in our Year 2000 program:

     Information Technology
     ----------------------

     We used a project approach the FDIC has endorsed to help assure continuity and efficiency among all our project teams. The approach used the following five steps: awareness, assessment, renovation, testing and implementation.

     o RENOVATION: We have completed assessment and renovation of all of our core critical hardware and software systems. We are continuing through 1999 to renovate some non-core systems that are low-critical internal systems.

     o TESTING: We have completed testing our core critical applications. Additionally, we have tested our core applications and infrastructure in a "time machine" environment, in which our mainframe and mid-range computers actually processed in the December 31, 1999 to January 3, 2000 and February 28 to March 1, 2000 (leap year) environments. We will continue through 1999 to test some non-core systems that are low-critical.

     o IMPLEMENTATION: As we have renovated applications, we have implemented Year 2000 versions of software. As a result, the Year 2000 versions of all our core systems are running in production today.

         In preparing for the Year 2000, we have made technology investments that will improve our ability to support our infrastructure and deliver improved services to our customers. These include installing standard NT desktop personal computers throughout our company, a new wire transfer system, introduction of online banking and improvements in infrastructure to support around-the-clock customer access.

     o CLEAN MANAGEMENT: We also expect to assure that future modifications to our software applications do not introduce new date-related problems and provide any production support that may be necessary.

Credit Risk
-----------

Our credit risk strategy includes assessing risks for existing commercial loan relationships over $1 million and assessing all new loan relationships over $1 million. We have evaluated the need to establish additional loan loss reserves, and do not presently recommend any changes. We will continue to monitor existing relationships for Year 2000 readiness into the Year 2000.

Investment Risk
---------------

We have evaluated investment risk for trust accounts for which Wilmington Trust has investment responsibility, as well as for the Corporation's own investment portfolio. We have developed an investment risk strategy based on the different types of holdings, such as equity, fixed-income or mutual funds.

Vendor Management
-----------------

We have corresponded with providers of core services and products through several mailings. We are continuing to assess key critical vendors, such as power and telecommunication companies, with whom we are reviewing their systems renovation, testing, implementation and contingency plans. We are monitoring the status of critical vendors and have developed contingency plans where the potential for vendors to impact the delivery of services to us is high. In addition, the Corporation is monitoring the status of regulatory reviews of our major service providers. Where feasible, we have tested critical vendor-supplied products, such as software, hardware and environmental systems such as air conditioning and elevator systems.

Costs
-----

The Corporation estimates that it spent $22 million through June 30, 1999 in outside and internal costs toward required modifications, upgrades and replacements of its internal systems and testing. We presently anticipate incurring an additional $3.5 million in 1999 and 2000 in outside and internal costs. We expect these costs to continue to be funded through operating cash flows.

We devoted approximately 30% of our available application programming and 21% of our total internal information technology resources to the Year 2000 issue in 1998 and the first half of 1999. We have deferred some other information technology projects pending resolution of the Year 2000 issue, but do not believe those deferrals will have a material adverse impact on our financial performance or results of operations.

Contingency Planning
--------------------

We have assessed the potential impact of Year 2000 failures on our core business functions and have developed contingency plans where that impact presents a high risk. Business experts and management in each area have validated these plans to ensure their appropriateness. We have incorporated enhancements made through this process into finalized contingency plans.

As part of our contingency planning, we are monitoring our liquidity needs as the Year 2000 approaches to assure that we have on hand sufficient cash to support any changes in customer activity. In addition, we have supplemented our normal contingency plans to insure the temporary availability of power at our processing facilities.

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

Additional Information
----------------------

Additional information about the Year 2000 issue is available at our Web site at wilmingtontrust.com, or you can call us at (302) 651-1985. You can also send your questions via fax to (302) 651-1990 or e-mail to
year2000@wilmingtontrust.com.
----------------------------

In addition, one of our regulators, the FDIC, has an informative site that addresses the year 2000 and financial institutions for banking customers. You can reach its site at fdic.gov/about/y2k.
                      ------------------

Accounting Pronouncements
-------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 required adoption in all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This will delay the required adoption for one year. The Statement will require the Corporation to recognize all derivatives on its balance sheet at their fair value. Derivatives which are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The Corporation has not yet determined what the effect of SFAS No. 133 will be on the Corporation's earnings or financial position.


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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of June 30, 1999, that a gradual 250-basis point increase in market interest rates would reduce net interest income by 3.5 over a one-year period. This figure compares to a projected decrease at December 31, 1998 of 1.6%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of June 30, 1999, that net interest income would increase .3% over a one-year period. This figure compares to a projected decrease at December 31, 1998 of 2.4%. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period, given a change in interest rates.

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

The Corporation's model has employed assumptions that reflect the historical adjustment paths of the Corporation's retail deposit rates to changes in the level of market interest rates. In prior model runs, some of the Corporation's retail deposit rates reached historic lows within the 250-basis point decline scenario. The Corporation's model would freeze the rates for these deposit products when they equaled their historic lows. As actual interest rates on some of the Corporation's retail deposit products reached, and in some cases fell below, their historic low points, new assumptions were developed. These new assumptions incorporate these recent changes in the structure of retail deposit rates in the Corporation's market area and project new historic low points. As was true in earlier simulations, the model freezes these rates when they reach the new, lower level. These model assumptions (asymmetrical adjustments and rate floors based on new historic lows) limit the extent to which deposit rates are expected to adjust in a declining rate scenario and contribute to the projected simulation results.

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

During the second quarter of 1999, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the second quarter of 1999 totaled $24.2 million, bringing the total for the year to $62.0 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At June 30, 1999, the Corporation was not committed to any interest rate swaps, down from a total notional amount of $25 million at year-end 1998. At June 30, 1999, the Corporation was committed to interest rate floors with a total notional amount of $325 million, unchanged from year-end 1998. The floors have remaining maturities of between 1 and 36 months, with a weighted average maturity of 12 months. The net interest differential, the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale, are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

Part II.  Other Information

          Item 1 - Legal Proceedings
                   Not Applicable

          Item 2 - Change In Securities
                   Not Applicable

          Item 3 - Defaults Upon Senior Securities
                   Not Applicable

          Item 4 - Submission of Matters to a Vote of Security Holders

               At the Corporation's Annual Shareholders' Meeting held on May 20, 1999 (the "Annual Meeting"), the nominees for director the Corporation proposed were elected. The votes cast for those nominees were as follows:

                                               For                 Withheld
                                         ------------------    -----------------
               Carolyn S. Burger            27,025,952              171,939
               Robert V. A. Harra, Jr.      27,008,300              189,591
               Rex L . Mears                27,022,561              175,330
               Leonard W. Quill             26,998,445              199,446
               Robert W. Tunnell, Jr.       27,007,621              190,270

               In addition, at the Annual Meeting, the Corporation's shareholders approved the following proposals:

               a.     Approval of 1999 Long-Term Incentive Plan
                      -----------------------------------------

                      The 1999 Long-Term Incentive Plan, designed primarily to assist the Corporation in attracting and retaining highly competent officers and other key employees, is for a term of four years and authorizes the issuance of up to 1,500,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:

                       FOR                   AGAINST             ABSTAIN
                       ---                   -------             -------
                    25,082,170               1,871,142           244,579

               b.     Approval of Executive Incentive Plan
                      ------------------------------------

                      The 1999 Executive Incentive Plan, designed to recognize and reward executives for the achievement of corporate performance goals, authorizes cash awards and the issuance of up to 100,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:

                       FOR                   AGAINST             ABSTAIN
                       ---                   -------             -------
                    25,836,928               1,055,975           304,988

               c. Ratification of Selection of Ernst & Young LLP as Independent Public Accountants
                      ------------------------------

                      The proposal to ratify the selection of the firm of Ernst and Young LLP as the Corporation's independent public accountants for the year ending December 31, 1999 was approved by the Corporation's shareholders as follows:

                       FOR                   AGAINST             ABSTAIN
                       ---                   -------             -------
                    27,050,673               55,308              91,910


        Item 5 - Other Information
                 Not Applicable

        Item 6 - Exhibits and Reports on Form 8-K

        The exhibits listed below are being filed as part of this report. These exhibits will be made available to any shareholder upon receipt of a written request therefor, together with payment of $.20 per page for duplicating costs.

Exhibit Number                                   Exhibit
--------------                -------------------------------------------
11                            Statement re computation of per share earnings

27                            Financial data schedule

                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 13, 1999                 /s/David R. Gibson
                                        -------------------------------------
                                        Name:  David R. Gibson
                                        Title: Senior Vice President and
                                               Chief Financial Officer

                                               (Authorized Officer and
                                               Principal Financial Officer)