Form 10-Q
period 1999-09-30
WILMINGTON TRUST CORP
filed 1999-11-15
CIK 872821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From ____________ to ___________

      Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     51-0328154
-------------------------------------     ------------------------------------
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

      Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 1999 - 32,565,207 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                         Page
                                                                        -------
Part I.    Financial Information


           Item 1 - Financial Statements

               Consolidated Statements of Condition                           4
               Consolidated Statements of Income                              6
               Consolidated Statements of Cash Flows                          8
               Notes to Consolidated Financial Statements                    10

           Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      13

           Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                              26

Part II.   Other Information

           Item 1 - Legal Proceedings                                        28
           Item 2 - Changes in Securities and Use of Proceeds                28
           Item 3 - Defaults Upon Senior Securities                          28
           Item 4 - Submission of Matters to a Vote of  Security Holders     28
           Item 5 - Other Information                                        28
           Item 6 - Exhibits and Reports on Form 8-K                         28
           Exhibit 11
           Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                     ----------------------------------
                                                       September 30,       December 31,
                                                           1999               1998
---------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $202,298               $204,579
                                                     ----------------------------------
Interest-bearing time deposits in other banks               ----                   ----
                                                     ----------------------------------
Federal funds sold and securities purchased
    under agreements to resell                            50,500                 83,500
                                                     ----------------------------------
Investment securities available for sale:
    U.S. Treasury and government agencies                966,336                796,665
    Obligations of state and political subdivisions        5,933                  7,186
    Other securities                                     720,097                494,890
---------------------------------------------------------------------------------------
       Total investment securities available for sale  1,692,366              1,298,741
                                                     ----------------------------------
Investment securities held to maturity:
    U.S. Treasury and government agencies                 12,194                 29,098
    Obligations of state and political subdivisions        7,843                  8,098
    Other securities                                      15,091                 36,715

---------------------------------------------------------------------------------------
       Total investment securities held to
       maturity (market values were
       $35,297 and $74,480, respectively)                 35,128                 73,911
                                                     ----------------------------------
Loans:
    Commercial, financial and agricultural             1,436,421              1,370,566
    Real estate-construction                             284,841                211,733
    Mortgage-commercial                                  897,216                869,442
    Mortgage-residential                                 935,344                857,626
    Consumer                                           1,084,190              1,015,056
    Unearned income                                      (2,053)                (4,790)
---------------------------------------------------------------------------------------
       Total loans net of unearned income              4,635,959              4,319,633
    Reserve for loan losses                             (76,400)               (71,906)
---------------------------------------------------------------------------------------
       Net loans                                       4,559,559              4,247,727
                                                     ----------------------------------
Premises and equipment, net                              146,943                145,492
Goodwill and other intangible assets                     163,084                138,682
Accrued interest receivable                               42,825                 38,266
Other assets                                              94,963                 69,667
---------------------------------------------------------------------------------------
       Total assets                                   $6,987,666             $6,300,565
                                                     ==================================











LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                     $1,043,539             $  912,066
       Interest-bearing:
             Savings                                     403,381                404,015
             Interest-bearing demand                   1,380,441              1,425,953
             Certificates under $100,000               1,109,035              1,182,183
             Certificates $100,000 and over            1,129,050                612,546
---------------------------------------------------------------------------------------
             Total deposits                            5,065,446              4,536,763
                                                     ----------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase            1,082,053                932,346
       U.S. Treasury demand                               69,491                 18,944
---------------------------------------------------------------------------------------
             Total short-term borrowings               1,151,544                951,290
                                                     ----------------------------------
Accrued interest payable                                  43,263                 44,553
Other liabilities                                         35,266                 53,750
Long-term debt                                           168,000                168,000
---------------------------------------------------------------------------------------
             Total liabilities                         6,463,519              5,754,356
                                                     ----------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173        39,264                 39,264
       Capital surplus                                    70,738                 67,047
       Retained earnings                                 685,761                636,662
       Accumulated other comprehensive income           (16,664)                  5,928
---------------------------------------------------------------------------------------
             Total contributed capital and retained
               earnings                                  779,099                748,901
       Less:  Treasury stock, at cost, 6,698,966 and
                   5,935,072 shares, respectively      (254,952)              (202,692)
---------------------------------------------------------------------------------------
             Total stockholders' equity                  524,147                546,209
                                                     ----------------------------------
             Total liabilities and stockholders'
               equity                                 $6,987,666             $6,300,565
                                                     ==================================



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and
Subsidiaries

                                                ----------------------------------------------------------------
                                                For the three months ended             For the nine months ended
                                                             September 30,                         September 30,
                                                ----------------------------------------------------------------
(in thousands; except per share data)               1999               1998               1999              1998
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                     $  93,236          $  90,333         $  270,073        $  268,018
Interest and dividends on investment securities:
     Taxable interest                             22,506             22,272             60,099            69,764
     Tax-exempt interest                             180                204                560               654
     Dividends                                     2,413              2,147              7,076             6,514
Interest on time deposits in other banks            ----               ----               ----              ----
Interest on federal funds sold and
     securities purchased under
     agreements to resell                            229                655                875             1,303
----------------------------------------------------------------------------------------------------------------
     Total interest income                       118,564            115,611            338,683           346,253
                                               -----------------------------------------------------------------
Interest on deposits                              37,179             41,035            104,662           116,727
Interest on short-term borrowings                 15,537             12,887             43,114            46,179
Interest on long-term debt                         2,771              2,771              8,290             4,798
----------------------------------------------------------------------------------------------------------------
     Total interest expense                       55,487             56,693            156,066           167,704
                                               -----------------------------------------------------------------
Net interest income                               63,077             58,918            182,617           178,549
Provision for loan losses                        (4,000)            (5,000)           (13,500)          (15,000)
----------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                         59,077             53,918            169,117           163,549
                                               -----------------------------------------------------------------
OTHER INCOME
Trust and asset management fees                   37,102             32,203            109,188            94,355
Service charges on deposit
     accounts                                      6,553              5,659             17,927            16,266
Gain on business disposition                        ----               ----               ----             5,503
Card fees                                          2,522              2,114              6,805             6,057
Other operating income                             2,854              2,593              6,773             8,972
Securities gains                                     821              4,745                845             4,747
----------------------------------------------------------------------------------------------------------------
     Total other income                           49,852             47,314            141,538           135,900
                                               -----------------------------------------------------------------
     Net interest and other income               108,929            101,232            310,655           299,449
                                               -----------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                  38,654             34,855            106,667           103,313
Net occupancy                                      4,161              3,391             11,209             9,405
Furniture and equipment                            5,631              4,899             15,719            13,842
Stationery and supplies                            1,502              1,483              4,561             4,182









Provision for litigation
     settlement                                     ----               ----               ----             5,500
Servicing and consulting fees                      1,619              1,774              4,915             4,989
Advertising and contributions                      2,105              1,915              6,003             5,141
Other operating expense                            9,289              8,892             27,194            26,297
----------------------------------------------------------------------------------------------------------------
     Total other expense                          62,961             57,209            176,268           172,669
                                               -----------------------------------------------------------------
NET INCOME
Income before income taxes                        45,968             44,023            134,387           126,780
Applicable income taxes                           15,242             14,792             44,559            41,948
----------------------------------------------------------------------------------------------------------------
     Net income                                $  30,726          $  29,231          $  89,828         $  84,832
                                               =================================================================
     Net income per share:
          basic                                $    0.94          $    0.87          $    2.72         $    2.53
                                               =================================================================
          diluted                              $    0.92          $    0.86          $    2.68         $    2.47
                                               =================================================================
     Weighted average shares oustanding:
          basic                                   33,005             33,476             33,076            33,519
          diluted                                 33,400             34,140             33,580            34,335
     Cash dividends per share                  $    0.42           $   0.39          $    1.23          $   1.14


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                                ------------------------------
                                                                                     For the nine months ended
                                                                                                 September 30,
(in thousands)                                                                         1999               1998
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                               $      89,828      $      84,832
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                           13,500             15,000
                 Provision for depreciation                                          12,242              9,970
                 Amortization/(accretion) of investment securities
                        available for sale discounts and premiums                     2,528            (1,359)
                 Accretion of investment securities held to maturity discounts
                        and premiums                                                   (47)              (194)
                 Deferred income taxes                                               16,210            (3,521)
                 Gains on sales of loans                                              (324)              (588)
                 Securities gains                                                     (845)            (4,747)
                 (Increase)/decrease in other assets                               (26,599)             19,875
                 Decrease in other liabilities                                     (23,276)            (4,147)
--------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                     83,217            115,121

                                                                                ------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                891,114            658,114
     Proceeds from maturities of investment securities available for sale           221,925            494,050
     Proceeds from maturities of investment securities held to maturity              39,850            184,741
     Purchases of investment securities available for sale                      (1,543,667)        (1,097,803)
     Purchases of investment securities held to maturity                            (1,000)               ----
     Investments in affiliates                                                     (27,658)          (119,163)
     Gross proceeds from sales of loans                                              70,243             81,300
     Purchases of loans                                                             (7,070)            (1,095)
     Net increase in loans                                                        (388,181)          (324,349)
     Net increase in premises and equipment                                        (13,693)           (18,548)
--------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                              (758,137)          (142,753)

                                                                                ------------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings and interest-bearing
            demand deposits                                                          85,327            131,161
     Net increase in certificates of deposit                                        443,356            226,916
     Net increase/(decrease) in federal funds purchased and securities sold
            under agreements to repurchase                                          149,707          (407,270)
     Net increase in U.S. Treasury demand                                            50,547             13,057
     Proceeds from issuance of long-term debt                                          ----            125,000
     Cash dividends                                                                (40,729)           (38,198)
     Proceeds from common stock issued under employment benefit plans                14,063             11,892









      Payments for common stock acquired through buybacks                          (62,632)           (23,042)

--------------------------------------------------------------------------------------------------------------
                        Net cash provided by  financing activities                  639,639             39,516
                                                                                ------------------------------
     (Decrease)/increase in cash and cash equivalents                              (35,281)             11,884
     Cash and cash equivalents at beginning of period                               288,079            289,392
--------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at the end of period           $ 252,798          $ 301,276
                                                                                ==============================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
            Interest                                                              $ 157,356          $ 165,654
            Taxes                                                                    51,910             41,273
     Loans transferred during the year:
            To other real estate owned                                            $   1,727          $   2,066
            From other real estate owned                                              2,283              3,956

     See Notes to Consolidated Financial Statements

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

Note 3  - Segment Reporting

Financial data by segment for September 30, 1999 vs September 30, 1998 is as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                          Banking               Fee-based              Funds
Year-to-Date September 30, 1999 (in thousands)            business               business            management            Totals
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $  150,208            $  16,104            $   17,876        $  184,188
Provision for loan losses                                   (13,444)                 (56)                   ---          (13,500)
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision                          136,764               16,048                17,876           170,688
Trust and asset management fees:
     Personal trust                                             ----               48,430                  ----            48,430
     Corporate financial services                               ----               34,187                  ----            34,187
     Asset management                                           ----               27,043                  ----            27,043
Other operating income                                        29,856                2,160                   942            32,958
Securities gains                                                ----                 ----                   845               845

---------------------------------------------------------------------------------------------------------------------------------
Net interest and other income                                166,620              127,868                19,663           314,151
Other expense                                               (95,958)             (80,527)               (1,629)         (178,114)

---------------------------------------------------------------------------------------------------------------------------------
Segment profit from operations                                70,662               47,341                18,034           136,037
Segment loss from infrequent events                             ----                  569                  ----               569

---------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                        $   70,662            $  47,910            $   18,034        $  136,606

=================================================================================================================================
Intersegment revenue                                      $    8,498            $   5,681            $    1,745        $   15,924
Depreciation & amortization
                                                               7,699                5,073                   208            12,980
Investment in equity method investees                           ----              159,795                  ----           159,795
Segment average assets                                     4,187,812              704,058             3,250,262         8,142,132










Year-to-Date September 30, 1998 (in
thousands)
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $  154,887             $ 17,761            $    7,501         $  180,149
Provision for loan losses                                   (14,767)                (233)                  ----           (15,000)
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                          140,120               17,528                 7,501            165,149
Trust and asset management fees:
     Personal trust                                             ----               44,435                  ----             44,435
     Corporate financial services                               ----               31,713                  ----             31,713
     Asset management                                           ----               19,825                  ----             19,825
Other operating income                                        27,799                1,641                 8,143             37,583
Securities gains                                                   1                  ---                 4,746              4,747
----------------------------------------------------------------------------------------------------------------------------------
Net interest and other income                                167,920              115,142                20,390            303,452
Other expense                                               (93,367)             (72,305)               (8,292)          (173,964)
----------------------------------------------------------------------------------------------------------------------------------
Segment profit from operations                                74,553               42,837                12,098            129,488
Segment loss from infrequent events                             ----                1,534                  ----              1,534
----------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                        $   74,553             $ 44,371            $   12,098         $  131,022

==================================================================================================================================

Intersegment revenue                                      $    4,847             $  2,999            $    1,127         $    8,973
Depreciation and amortization                                  6,244                4,349                   161             10,754
Investment in equity method investees                           ----              119,921                  ----            119,921
Segment average assets                                     3,833,971              553,336             3,026,410          7,413,717

A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:

-----------------------------------------------------------------------------------------
Year-to-Date September 30 (in thousands)                      1999                 1998
-----------------------------------------------------------------------------------------
Revenue:
Total revenues for reportable segments                    $  184,188             $180,149
Other revenues                                               143,463              138,303
Elimination of intersegment revenues                         (3,496)              (4,003)
-----------------------------------------------------------------------------------------

     Total consolidated revenues before provision         $  324,155             $314,449
                                                          ===============================
Profit or loss:
Total profit or loss for reportable segments              $  136,606             $131,022

Elimination of intersegment profits                          (1,650)              (2,708)
Infrequent events                                              (569)              (1,534)

-----------------------------------------------------------------------------------------
                                                          $  134,387             $126,780
                                                          ===============================

Assets:
Total assets for reportable segments             $  8,142,132      $  7,413,717
Other assets                                          225,328           216,920
Elimination of intersegment assets                (1,784,084)       (1,364,114)
Other assets not allocated to segments                   ----              ----
-------------------------------------------------------------------------------
     Consolidated total average assets           $  6,583,376      $  6,266,523
                                                ===============================

A description of the Corporation's business lines is contained in Note 18 to its consolidated financial statements in the Corporation's 1998 Annual Report to Shareholders.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

SUMMARY
-------

Net income for the third quarter of 1999 was $30.7 million, or $.94 per share, a 5% increase over the $29.2 million, or $.87 per share, reported for the third quarter of last year. Diluted net income per share for the third quarter of 1999 was $.92, compared to $.86 for the third quarter of last year.

Total revenues for the third quarter of 1999 reached $112.9 million, a 6% increase over the $106.2 million reported for the third quarter of 1998.

Net interest income for the third quarter of 1999 reached $63.1 million, a 7% increase over the $58.9 million reported for the third quarter of last year.

The quarterly provision for loan losses of $4.0 million was less than the $5.0 million for the third quarter of 1998. The reserve for loan losses at quarter-end was $76.4 million, $4.5 million, or 6%, above the $71.9 million reported at December 31, 1998.

Non-interest income for the third quarter of 1999 was $49.9 million, a 5% increase over the $47.3 million reported for the same quarter of last year.

Operating expenses for the third quarter of 1999 were $63.0 million, a 10% increase above the $57.2 million reported for the third quarter of last year.

Return on assets for the nine months ended September 30, 1999, on an annualized basis, was 1.82%, above the 1.81% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 22.36%, above the 21.76% reported for the first nine months of 1998.

STATEMENT OF CONDITION
----------------------

Total assets at September 30, 1999 were $6.99 billion, up $687.1 million, or 11%, over the $6.30 billion reported at December 31, 1998. Total earning assets increased $638.2 million, or 11%, over the same period of time, to $6.41 billion. Growth in both the loan and investment portfolios contributed to these increases.

Total loans at September 30, 1999 were $4.64 billion, an increase of $316.3 million, or 7%, over the December 31, 1998 level of $4.32 billion. Contributing to this increase were commercial loans of $1.44 billion, which rose $65.9 million, or 5%, over their December 31, 1998 level; commercial construction loans of $284.8 million, which rose $73.1 million, or 35%; commercial mortgage loans of $897.2 million, which rose $27.8 million, or 3%; residential mortgage loans of $935.3 million, which rose $77.7 million, or 9%; and consumer loans of $1.08 billion, which rose $69.1 million, or 7%.

The investment portfolio at September 30, 1999 was $1.73 billion, an increase of $354.8 million, or 26%, over the December 31, 1998 level of $1.37 billion, as the Corporation continued its efforts to replace securities sold during 1998. Contributing to this increase were U.S. Treasury and government agency securities, which increased $152.8 million, or 19%, to $978.5 million, and asset-backed securities, which increased $117.6 million, or 44%, to $383.0 million.

Interest-bearing liabilities at quarter-end were $5.34 billion, $597.5 million, or 13%, above the year-end level of $4.74 billion. Total deposits during the first nine months of 1999 increased $528.7 million, or 12%, while short-term borrowings increased $200.3 million, or 21%. A $516.5 million increase in certificates of deposit $100,000 and over was offset, in part, by a $45.5 million, or 3%, decrease in interest-bearing demand account balances, and a $73.1 million, or 6%, decrease in certificates of deposit less than $100,000. Federal funds purchased increased $198.2 million, or 30%, to $866.4 million, and U.S. Treasury demand balances rose $50.5 million, to $69.5 million.

Shareholders' equity at September 30, 1999 was $524.1 million, $22.1 million, or 4%, below the year-end level. Earnings of $89.8 million and $14.1 million (381,226 shares) in new stock issued during that nine-month period were more than offset by a $22.6 million valuation reserve adjustment for the investment portfolio, $40.7 million in cash dividends and $62.6 million (1,145,120 shares) for the stock buyback program.

NET INTEREST INCOME
-------------------

Net interest income for the third quarter of 1999 on a fully tax-equivalent ("FTE") basis was $65.1 million. This was a $4.0 million, or 7%, increase over the $61.0 million reported for the third quarter of 1998.

Interest income (FTE) for the third quarter of 1999 increased $2.8 million, or 2%, to $120.5 million from $117.7 million for the third quarter of 1998. Contributing to this increase was the effect of a $411.0 million increase in the average level of earning assets, offset in part by the declining rate environment. Interest revenues rose $9.3 million as a result of this increase in earning assets. Offsetting this increase was a $6.5 million decrease in interest revenues associated with the lower interest rates. The average rate earned on the Corporation's earning assets during the third quarter of 1999 fell 39 basis points from that for the third quarter of 1998, from 7.95% to 7.56%. The loan portfolio yield decreased 45 basis points, to 8.12%, while the investment portfolio yield declined 31 basis points, to 6.07%.

Interest expense for the third quarter of 1999 declined $1.2 million, or 2%, to $55.5 million from the $56.7 million reported for the third quarter of last year. Interest expense declined $5.5 million due to a 40-basis point drop in the average rate paid on interest-bearing liabilities. This decrease was offset, in part, by a $4.3 million increase in interest expense attributable to the $370.6 million increase in the average level of interest-bearing liabilities. The average rate the Corporation paid for its funds during the third quarter of 1999 was 3.48%, compared to 3.83% for the third quarter of 1998.

The Corporation's net interest margin for the third quarter of 1999 was 4.08%, down four basis points from the 4.12% reported for the third quarter of a year ago. The decline was driven, in part, by customer movement to lower cost, fixed-rate financing. In addition, the issuance of $125 million of subordinated debt securities to fund investments in asset management firms, generating fee income, has reduced the net interest margin further. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the third quarters and first nine months, respectively, of 1999 and 1998.

QUARTERLY ANALYSIS OF EARNINGS

                                                           1999 Third Quarter                          1998 Third Quarter

                             --------------------------------------------------------------------------------------------------
(in thousands; rates on                          Average      Income/       Average       Average        Income/        Average
 tax-equivalent basis)                           balance      expense       rate          balance        expense        rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks            $    ------    $    ----          ----%    $    ------      $  ----         ----%
     Federal funds sold and
       securities purchased under
       agreements to resell                        17,428         229          5.14          46,369          655         5.51
------------------------------------------------------------------------               ----------------------------
               Total short-term investments        17,428         229          5.14          46,369          655         5.51
                                             --------------------------------------------------------------------------------
     U.S. Treasury and government
         agencies                                 991,511      14,864          5.89         972,268       14,943         6.20
     State and municipal                           14,412         282          7.93          16,098          309         7.76
     Preferred stock                              158,510       2,854          7.19         140,846        2,503         7.24
     Asset-backed securities                      388,085       6,140          6.22         375,452        6,178         6.63
     Other                                        142,094       1,959          5.51         109,118        1,573         5.80
------------------------------------------------------------------------               ----------------------------
               Total investment securities      1,694,612      26,099          6.07       1,613,782       25,506         6.38
                                             --------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                          1,432,059      28,612          7.84       1,285,342       27,355         8.35
     Real estate-construction                     278,861       6,365          8.93         198,006        4,780         9.45
     Mortgage-commercial                          879,705      19,338          8.60         882,862       20,551         9.11
     Mortgage-residential                         908,216      15,947          7.02         847,030       16,211         7.65
     Consumer                                   1,071,665      23,953          8.84         998,178       22,662         8.98
------------------------------------------------------------------------               ----------------------------
               Total loan                       4,570,506      94,215          8.12       4,211,418       91,559         8.57
                                             --------------------------------------------------------------------------------
               Total earning assets          $  6,282,546     120,543          7.56     $ 5,871,569      117,720         7.95
                                             ================================================================================
Funds supporting earning assets
     Savings                                 $    415,125       1,807          1.73     $   411,756        2,350         2.26
     Interest-bearing demand                    1,351,980       7,373          2.16       1,246,393        8,000         2.55
     Certificates under $100,000                1,133,085      14,159          4.96       1,216,805       16,812         5.48
     Certificates  $100,000 and over            1,048,284      13,840          5.17         966,967       13,873         5.61
------------------------------------------------------------------------               ----------------------------
        Total interest-bearing
         deposits                               3,948,474      37,179          3.72       3,841,921       41,035         4.22
                                             --------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to  repurchase             1,176,419      14,991          5.06         896,347       12,182         5.39
     U.S. Treasury demand                          37,522         546          5.69          53,563          705         5.15
------------------------------------------------------------------------               ----------------------------
               Total short-term borrowings      1,213,941      15,537          5.08         949,910       12,887         5.38
                                             --------------------------------------------------------------------------------
     Long-term debt                               168,000       2,771          6.60         168,000        2,771         6.55
------------------------------------------------------------------------               ----------------------------







               Total interest-bearing
                 liabilities                     5,330,415       55,487        4.12        4,959,831      56,693         4.52
                                               ------------------------------------------------------------------------------
     Other noninterest  funds                      952,131         ----        ----          911,738        ----         ----
--------------------------------------------------------------------------             ----------------------------
               Total funds used to support
                 earning assets                 $6,282,546       55,487        3.48       $5,871,569      56,693         3.83
                                               ==============================================================================
Net interest income/yield                                        65,056        4.08                       61,027         4.12
     Tax-equivalent adjustment                                  (1,979)                                  (2,109)
                                                             ----------                                ---------
Net interest income                                          $   63,077                                $  58,918
                                                             ==========                                =========


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

??

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                                    Year-to-Date 1999                            Year-to-Date 1998
                                           ------------------------------------------        -------------------------------------
(in thousands; rates on                           Average         Income/     Average        Average         Income/       Average
 tax-equivalent basis)                            balance         expense        rate        balance         expense          rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks             $     ----     $     ----        ----%      $     ----        $  -----         ----%
     Federal funds sold and
          securities purchased under
          agreements to resell                     24,315           875        4.75           31,418           1,303          5.44
---------------------------------------------------------------------------             -------------------------------
               Total short-term investments        24,315           875        4.75           31,418           1,303          5.44

                                           ---------------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                927,756        40,764        5.83        1,020,116          47,683          6.28
     State and municipal                           14,924           853        7.73           17,000             984          7.76
     Preferred stock                              163,827         8,437        6.92          137,753           7,793          7.73
     Asset-backed securities                      346,082        16,301        6.24          380,461          18,840          6.64
     Other                                        108,836         4,297        5.27          103,146           4,377          5.69
---------------------------------------------------------------------------             -------------------------------
               Total investment securities      1,561,425        70,652        6.01        1,658,476          79,677          6.49
                                           ---------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                          1,414,544        83,202        7.77        1,250,217          80,264          8.49
     Real estate-construction                     257,032        16,905        8.68          172,504          12,239          9.35
     Mortgage-commercial                          874,377        57,517        8.68          897,096          63,172          9.29
     Mortgage-residential                         876,179        47,188        7.16          831,902          49,435          7.93
     Consumer                                   1,049,575        68,339        8.68          976,247          66,457          9.08
---------------------------------------------------------------------------             -------------------------------
               Total loans                      4,471,707       273,151        8.10        4,127,966         271,567          8.79
                                           ---------------------------------------------------------------------------------------
               Total earning assets            $6,057,447       344,678        7.55       $5,817,860         352,547          8.06
                                           =======================================================================================
Funds supporting earning assets
     Savings                                     $415,119         5,612        1.81       $  407,881           7,073          2.32
     Interest-bearing demand                    1,375,913        22,400        2.18        1,205,585          23,203          2.57
     Certificates under $100,000                1,156,846        43,740        5.06        1,212,559          50,078          5.52
     Certificates $100,000 and over               837,268        32,910        5.18          853,768          36,373          5.62
---------------------------------------------------------------------------             -------------------------------
               Total interest-bearing
                  deposits                      3,785,146       104,662        3.68        3,679,793         116,727          4.25
                                           ---------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase              1,128,659        41,769        4.92        1,077,210          44,157          5.47
     U.S. Treasury demand                          34,442         1,345        5.15           51,197           2,022          5.21
---------------------------------------------------------------------------             -------------------------------
               Total short-term borrowings      1,163,101        43,114        4.92        1,128,407          46,179          5.46
                                           ---------------------------------------------------------------------------------------
     Long-term debt                               168,000         8,290        6.58          111,681           4,798          5.44
---------------------------------------------------------------------------             -------------------------------
               Total interest-bearing
                  liabilities                   5,116,247       156,066        4.06        4,919,881         167,704          4.53
                                           ---------------------------------------------------------------------------------------









     Other noninterest funds                      941,200            ----        ----        897,979            ----          ----
---------------------------------------------------------------------------             ----------------------------------
               Total funds used to support
                  earning assets               $6,057,447         156,066        3.42     $5,817,860         167,704          3.84
                                           =======================================================================================
Net interest income/yield                                         188,612        4.13                        184,843          4.22
     Tax-equivalent adjustment                                    (5,995)                                    (6,294)
                                                          --------------------                       --------------------
Net interest income                                             $ 182,617                                  $ 178,549
                                                          ====================                      ======================



Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.


RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
                                        ----------------------------------------         ---------------------------------------
                                        For the three months ended September 30,         For the nine months ended September 30,
                                        ----------------------------------------         ---------------------------------------
                                                                       1999/1998                                       1999/1998
                                                             Increase (Decrease)                             Increase (Decrease)
                                                                due to change in                                due to change in
                                        ----------------------------------------         ---------------------------------------
                                                 1              2                               1              2
(in thousands)                              Volume           Rate          Total           Volume           Rate           Total
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks         $   ----      $   ----      $   -----       $    -----    $     -----     $     ------
     Federal funds sold and
          securities purchased under
          agreements to resell               (408)          (18)          (426)            (293)          (135)            (428)
--------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments               (408)          (18)          (426)            (293)          (135)            (428)
                                      ------------------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                  715         (794)           (79)          (3,789)        (3,130)          (6,919)
     State and municipal *                    (33)             6           (27)            (128)            (3)            (131)
     Preferred stock *                         381          (30)            351            1,648        (1,004)              644
     Asset-backed securities                   368         (406)           (38)          (1,493)        (1,046)          (2,539)
     Other *                                   490         (104)            386              257          (337)             (80)
--------------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                1,921       (1,328)            593          (3,505)        (5,520)          (9,025)
                                      ------------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                     3,088       (1,831)          1,257           10,435        (7,497)            2,938
     Real estate-construction                1,926         (341)          1,585            5,911        (1,245)            4,666
     Mortgage-commercial *                    (72)       (1,141)        (1,213)          (1,579)        (4,076)          (5,655)
     Mortgage-residential                    1,180       (1,444)          (264)            2,626        (4,873)          (2,247)
     Consumer                                1,663         (372)          1,291            4,980        (3,098)            1,882
--------------------------------------------------------------------------------------------------------------------------------
               Total loans                   7,785       (5,129)          2,656           22,373       (20,789)            1,584
--------------------------------------------------------------------------------------------------------------------------------
               Total interest income      $  9,298      $(6,475)      $   2,823       $   18,575     $ (26,444)     $    (7,869)
                                      ==========================================================================================
Interest expense:
     Savings                              $     19      $  (562)      $   (543)       $      126     $  (1,587)     $    (1,461)
     Interest-bearing demand                   679       (1,306)          (627)            3,274        (4,077)            (803)
     Certificates under $100,000           (1,156)       (1,497)        (2,653)          (2,300)        (4,038)          (6,338)







     Certificates $100,000 and over          1,166       (1,199)           (33)           (703)        (2,760)         (3,463)
------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                    708       (4,564)        (3,856)             397       (12,462)        (12,065)
                                       ---------------------------------------------------------------------------------------
     Federal funds purchased and
          secruities sold under
          agreements to repurchase           3,774         (965)          2,809           2,111        (4,499)         (2,388)
     U.S. Treasury demand                    (211)            52          (159)           (662)           (15)           (677)
------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                3,563         (913)          2,650           1,449        (4,514)         (3,065)
                                       ---------------------------------------------------------------------------------------
     Long-term debt                           ----          ----           ----           2,292          1,200           3,492
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense     $  4,271      $(5,477)      $ (1,206)        $  4,138      $(15,776)       $(11,638)
                                       =======================================================================================
Changes in net interest income                                        $   4,029                                      $   3,769
                                                                      =========                                    ===========


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

Non-interest Revenues and Operating Expenses
--------------------------------------------

Non-interest revenues for the third quarter of 1999 were $49.9 million, an increase of $2.5 million, or 5%, over those for the third quarter of a year ago, due primarily to higher trust and asset management fees. Excluding securities gains, non-interest revenues for the third quarter of 1999 were $49.0 million, compared to $42.6 million for the third quarter of 1998. This would reflect a 15% increase quarter-to-quarter and a 7% increase on a year-to-date basis.

Trust and asset management fees for the third quarter of 1999 increased $4.9 million, or 15%, to $37.1 million. Asset management fees in the third quarter rose $2.1 million, or 30%, to $9.1 million, due to the performance of our recent affiliations with the asset management firms Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Personal trust fees in the third quarter rose $1.9 million, or 13%, to $16.5 million. Corporate trust fees increased $845,000, or 8%, to $11.5 million. On a year-to-date basis, trust and asset management fees were up $14.8 million, or 16%, over those of a year ago, with asset management fees contributing over half of this improvement.

Service charges on deposit accounts for the third quarter of 1999 were $6.6 million, 16% above those for the third quarter a year ago. Increased transaction fees associated with automated teller machine usage, overdrafts and returned items contributed to this increase. For the first nine months of 1999, service charges were $1.7 million, or 10%, above those for the first nine months of 1998.

Other operating income for the third quarter of 1999 was $5.4 million. This was an increase of $669,000, or 14%, over the $4.7 million reported for the third quarter of 1998. For the first nine months of 1999, other operating income was $7.0 million, or 34%, below that for the corresponding period last year. Other operating income for the first nine months of 1998 included non-recurring gains of $5.5 million from the disposition of the mutual fund processing business, $600,000 from the sale of fixed assets and a $593,000 gain on disposition of OREO.

Operating expenses for the third quarter of 1999 increased $5.8 million, or 10%, over those for the third quarter of 1998, to $63.0 million. Total personnel expenses for the quarter increased $3.8 million, or 11%, to $38.7 million. Contributing to this increase were higher levels of salaries and wage expense. Net occupancy expense rose $770,000, or 23%, due to costs associated with the new personal trust and private banking offices opened last year in New York and California, as well as the relocation this year of our North Palm Beach, Florida, office to PGA Boulevard. Furniture and equipment expense for the quarter rose $732,000, or 15%, above that for the third quarter of last year, as higher data processing maintenance costs and depreciation expense reflected the Corporation's continued investment in new technology. Other operating expense for the quarter rose $432,000, or 3%, to $13.0 million. For the first nine months of 1999, other operating expense was $38.1 million, a decrease of $3.8 million, or 9%, below that for the first nine months of last year. There was no provision for litigation settlement during the first nine months of 1999, while the first quarter of 1998 reflected a $5.5 million charge to earnings taken in connection with the anticipated settlement of outstanding litigation. Absent this charge in 1998, other operating expense for the first nine months of 1999 increased $1.7 million, or 5%, above that for the first nine months of 1998. Contributing to this increase for both the third quarter of 1999 and the year-to-date were higher advertising, telephone, travel and entertainment and card fee expenses. The Corporation continues to review aggressively methods of streamlining processes and controlling expenses through internal restructuring and the use of third-party providers.

Income tax expense for the first nine months of 1999 increased $2.6 million, or 6%, above that for the first nine months of 1998, to $44.6 million. Approximately $1.6 million, or 61%, of this increase was Federal income tax. The Corporation's effective tax rate for the first nine months of 1999 was 33.16%, compared to 33.09% for the first nine months of 1998.

Liquidity
---------

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity on the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity on the liability side of the balance sheet is usually provided through a stable base of core deposits.

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 25.35%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the third quarter of 1999 was $4.0 mllion, $1.0 million, or 20%, below the amount provided for the third quarter of 1998. The reserve for loan losses at September 30, 1999 was $76.4 million, an increase of $4.5 million, or 6%, above the $71.9 million reported at December 31, 1998. The reserve as a percentage of total period-end loans outstanding was 1.65%, down slightly from the year-end level of 1.66%. Net chargeoffs for the first nine months of 1999 were $9.0 million, an increase of $97,000, or 1%, above those for the corresponding period of 1998.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)   September 30,     December 31,     September 30,
                                        1999             1998              1998
-------------------------------------------------------------------------------
Nonaccruing                          $31,839          $30,598           $30,848
Past due 90 days or more              21,187           18,558            14,097
-------------------------------------------------------------------------------
Total                                $53,026          $49,156           $44,945
                                ===============================================

Percent of total loans at              1.14%            1.14%             1.06%
period-end

Other real estate owned                 $976           $1,532            $1,848


Nonaccruing loans at September 30, 1999 were $31.8 million, an increase of $1.2 million over the $30.6 million reported at December 31, 1998. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at September 30, 1999 was $976,000, a decrease of $556,000, or 36%, from the December 31,
1998 level of $1.5 million. Nonperforming assets (other real estate owned plus nonaccrual loans) at September 30, 1999 totaled $32.8 million, or .71% of period-end loans outstanding. This was an increase of $685,000, or 2%, over the $32.1 million, or .74% of period-end loans outstanding, reported at December 31, 1998. As a result of the Corporation's ongoing monitoring of its loan portfolio, at September 30, 1999, approximately $53.5 million of its loans were identified that are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 2.40 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the third quarter of 1999 was 11.08%, and its core (Tier 1) leveraged capital ratio was 5.92%. The corresponding ratios at year-end 1998 were 12.47% and 6.61%, respectively. Both of these ratios are well in excess of the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

Year 2000 Issue
---------------

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

Costs
-----

The Corporation estimates that it spent $23.1 million through September 30, 1999 in outside and internal costs toward required modifications, upgrades and replacements of its internal systems and testing. We presently anticipate incurring an additional $2.0 million in 1999 and 2000 in outside and internal costs. We expect these costs to continue to be funded through operating cash flows.

We devoted approximately 30% of our available application programming and 21% of our total internal information technology resources to the Year 2000 issue in 1998 and the first half of 1999. During the third quarter of 1999, our effort required less than 10% of our total internal information technology resources. We have deferred some other information technology projects pending resolution of the Year 2000 issue, but do not believe those deferrals will have a material adverse impact on our financial performance or results of operations.

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

Disclaimer
----------

The discussion above of the Corporation's efforts and expectations relating to Year 2000 compliance include forward-looking statements. The Corporation's ability to achieve Year 2000 compliance and the level of incremental costs associated with that compliance could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' and customers' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of September 30, 1999, that a gradual 250-basis point increase in market interest rates would decrease net interest income by 5.9% over a one-year period. This figure compares to a corresponding projected decrease at December 31, 1998 of 1.6%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of September 30, 1999, that net interest income would increase 2.8% over a one-year period. This figure compares to a corresponding projected decrease at December 31, 1998 of 2.4%. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period, given a change in interest rates.

The preceding paragraph contains certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the balances of residential mortgages, asset-backed securities and collateralized mortgage obligations (CMOs) play a significant role in the results the simulation model projects. The adjustment paths are not assumed to be symmetrical.

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

During the third quarter of 1999, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the third quarter of 1999 totaled $7.9 million, bringing the total sold for the year to $69.9 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At September 30, 1999, the Corporation was not committed to any interest rate swaps, down from a total notional amount of $25 million at year-end 1998. At September 30, 1999, the Corporation was committed to interest rate floors with a total notional amount of $225 million, down from the $325 million at year-end 1998. The floors have remaining maturities of between 4 and 32 months, with a weighted average maturity of 14 months. The net interest differential, the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

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



Date: November 12, 1999       /s/ David R. Gibson
                              ----------------------------------------------
                              Name:     David R. Gibson
                              Title:    Senior Vice President and
                                        Chief Financial Officer

                                        (Authorized Officer and
                                        Principal Financial Officer)