Form 10-K
period 1999-12-31
WILMINGTON TRUST CORP
filed 2000-03-30
CIK 872821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________

        Commission file number: 1-14659


                          WILMINGTON TRUST CORPORATION
             (Exact name of registrant as specified in its charter)



               Delaware                               51-0328154
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
    -------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (302) 651-1000
                 -----------------------------------------------
              (Registrant's telephone number, including area code)


Securities  registered  pursuant to           Name of each  exchange on which
Section 12(b) of the Act:                     registered:

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

        As of February 1, 2000, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $1,239,260,676.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.



          Class                               Outstanding at February 1, 2000
-----------------------------                 -------------------------------
Common Stock, $1 Par Value                              32,226,851



Documents Incorporated                        Part of Form 10-K in which
by Reference                                  Incorporated
-----------------------------                 -------------------------------


(1)  Portions of Proxy Statement for 2000     Part III
     Annual Shareholders' Meeting
     of Wilmington Trust Corporation

(2)  Portions of  Annual Report to            Parts I, II, and IV
     Shareholders for fiscal year ended
     December 31, 1999



*For purposes of this calculation, Wilmington Trust's subsidiaries and its directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS
                                -----------------
PART I

Item 1         Business........................................................1

Item 2         Properties.....................................................23

Item 3         Legal Proceedings..............................................24

Item 4         Submission of Matters to a Vote of Security Holders............24


PART II

Item 5         Market for Registrant's Common Stock and Related
               Stockholder Matters............................................24

Item 6         Selected Financial Data........................................25

Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operation.............................26

Item 7A        Qualitative and Quantitative Disclosure About Market Risk......26

Item 8         Financial Statements and Supplementary Data....................26

Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................27

PART III

Item 10        Directors and Executive Officers of the Registrant.............27

Item 11        Executive Compensation.........................................27

Item 12        Security Ownership of Certain Beneficial Owners and
               Management.....................................................27

Item 13        Certain Relationships and Related Transactions.................27

PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K....................................................27

                                     PART I
ITEM 1 - BUSINESS

        General
        -------

        Wilmington Trust Corporation, a Delaware corporation ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 48 branch offices at January 31, 2000. Wilmington Trust also owns two other financial institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with seven branches ("WTPA"), and Wilmington Trust FSB, a Federally-chartered savings bank with six branches in Maryland and Florida and trust agency offices in New York, California, Maryland, and Nevada ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns WT Investments, Inc., an investment holding company with interests in three asset management firms ("WTI").

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

        As of December 31, 1999, Wilmington Trust had total assets of $7.2 billion and total shareholders' equity of $498.2 million. On that date, 32,352,775 shares of Wilmington Trust's common stock were issued and outstanding, which were held by 9,617 shareholders of record. Wilmington Trust's total loans outstanding were approximately $4.8 billion on that date.

        Private Client Advisory Services
        --------------------------------

        Wilmington Trust is a major provider of trust and administrative services in a wide variety of capital market transactions, many of which utilize the benefits of Delaware's favorable tax and legal environment. Wilmington Trust has long been recognized as a global leader in leveraged leasing transactions for large capital equipment such as aircraft, vessels, and satellites, as well as projects such as power generating facilities, sports arenas, entertainment complexes, and corporate buildings. For decades, Wilmington Trust has provided trust and administrative services in asset securitization and structured financing transactions that permit companies seeking to move cash flow assets (such as mortgages, loans, royalty streams, and movie rights) off their balance sheets into special purpose entities. In addition, Wilmington Trust serves as trustee in high-yield debt/Rule 144A transactions, and provides restructuring services in workout situations. Wilmington Trust also services a variety of special purpose entities such as passive investment companies, business trusts, limited liability companies, and limited partnerships. These afford the opportunity to cross-sell Wilmington Trust's custody and asset management services. Wilmington Trust's Nevada office also provides these corporate trust services. In addition, Wilmington Trust provides trust and custody services for a variety of tax-qualified retirement plans and executive compensation arrangements.

        Asset Management
        ----------------

        Wilmington Trust provides institutional investment advisory services for clients across the country, including tax-qualified defined benefit and defined contribution plans, endowment and foundation funds, and taxable and tax-exempt cash portfolios. It also offers the proprietary family of The Wilmington Funds, which are mutual funds consisting of money market, bond, and small-cap and large-cap equity portfolios.

        In January 1998, WTI acquired a 24% interest in Cramer Rosenthal McGlynn, LLC, an asset management firm with $4.5 billion under management and a value orientation. Cramer's capabilities also include special equity, limited partnerships, and high-yield investments. WTI has since increased its interest in that firm to 34%. In July 1998, WTI acquired an interest in California-based Roxbury Capital Management, LLC, an asset management firm with a growth orientation and $6 billion under management.

        Through its personal investment centers, Wilmington Trust offers investment services throughout the Banks' branches.

        As of December 31, 1999, Wilmington Trust in the aggregate had assets of $135 billion under trust, custody, and administration. Of that total, Wilmington Trust manages approximately $26 billion in discretionary assets and $109 billion in non-discretionary assets. Personal trust assets totaled $29 billion.

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

        Residential Mortgage Loans
        --------------------------

        The Banks directly originate or purchase residential first mortgage loans. A third-party servicer generally services residential mortgage loans that are not resold.

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

        Commercial Loans
        ----------------

        The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. The Banks seek to minimize risks of this lending in a number of ways, including:

           o Limiting the size of their individual commercial and multi-family real estate loans;
           o Monitoring the aggregate size of their commercial and multi-family housing loan portfolios;
           o Generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price;
           o Requiring in most instances that the financed project generates cash flow adequate to meet required debt service payments; and
           o Requiring that the Banks have recourse to the borrower and guarantees from the borrower's principals in most instances.

        The Banks also make other types of commercial loans to businesses located in their market areas. The Banks offer lines of credit, term loans, and demand loans to finance working capital, accounts receivable, inventory and equipment purchases. Typically, these loans have terms of up to seven years, and bear interest either at fixed rates or at rates fluctuating with a designated interest rate. These loans frequently are secured by the borrower's assets. In many cases, they also are collateralized by guarantees of the borrower's owners and their principal officers.

        Construction Loans
        ------------------

        The Banks make loans and participate in financing to construct residences and commercial buildings. The Banks also originate loans for the purchase of unimproved property for residential and commercial purposes. In these cases, the Banks frequently provide the construction funds to improve the properties.

        The Banks' residential and commercial construction loans generally have terms of up to 36 months, and interest rates that adjust from time to time in accordance with changes in a designated interest rate. The Banks disburse loan proceeds in increments as construction progresses and inspections warrant. The Banks finance the construction of individual, owner-occupied houses only if qualified professional contractors are involved and only on the basis of the Banks' underwriting and construction loan management guidelines. The Banks may underwrite and structure construction loans to convert to permanent loans at the end of the construction period. Analyzing prospective construction loan projects requires greater expertise than that required for residential mortgage lending on completed structures. Residential and commercial construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolios and receive yields higher than those obtainable on permanent residential mortgage loans.

        Loans to Individuals
        --------------------

        The Banks offer both secured and unsecured personal lines of credit, installment loans, home improvement loans, direct and indirect automobile loans, and credit card facilities. The Banks develop public awareness of their consumer loan products primarily through television and newspaper advertising and direct mail. Consumer loans generally have shorter terms and higher interest rates than residential first mortgage loans. Through their consumer lending, the Banks attempt to enhance the spread between their average loan yields and their cost of funds, and their matching of assets and liabilities expected to mature or reprice in the same periods.

        Underwriting Standards
        ----------------------

        In determining whether to originate or purchase a residential mortgage loan, the Banks assess both the borrower's ability to repay the loan and the adequacy of the proposed information concerning the applicant's income, financial condition, employment, and credit history. The Banks require title insurance insuring the priority of their liens on most loans secured by first mortgages on real estate, as well as fire and extended coverage casualty insurance protecting the mortgaged properties. Loans are approved by various levels of management depending on the amount of the loan.

        The Banks' underwriting standards relating to commercial real estate and multi-family residential loans are designed to ensure that the property securing the loan will generate sufficient cash flow to cover operating expenses and debt service. The Banks review the property's operating history and projections, comparable properties, and the borrower's financial condition and reputation. The Banks' general underwriting standards with respect to these loans include:

           o Inspecting each property before issuing a loan commitment and before each disbursement;
           o Requiring an appraisal of the property;
           o Requiring recourse to the borrower; and
           o Requiring the personal guaranty of the borrower's principal(s).

The Banks monitor the performance of their construction loans by inspecting the property securing each loan regularly.

        The Banks limit real estate secured commercial loans to individuals and organizations with a demonstrated capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The borrower's cash flow is a critical component of the underwriting process for these loans. The Banks engage several experienced appraisers in connection with these loans.

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

        Other Activities
        ----------------

        Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 1999, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.7 billion, or 24% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

        Financial information about Wilmington Trust's reporting segments is contained in Note 18 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 1999.

        Subsidiaries
        ------------

        WTC has 16 active wholly-owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust's customers, and include:

        o Brandywine Insurance Agency, Inc., a licensed insurance agent and broker for life, casualty, and property insurance;

        o Brandywine Finance Corporation, a finance company;

        o Brandywine Life Insurance Company, Inc., a reinsurer of credit life insurance written in connection with closed-end consumer loans WTC makes;

        o Delaware Corporate Management, Inc., which provides services for special purpose entities using Delaware's favorable tax and legal environment;

        o Nevada Corporate Management, Inc., which provides services for special purpose entities using Nevada's favorable tax and legal environment;

        o Rodney Square Management Corporation, a registered investment adviser that performs investment advisory services for certain of the mutual funds described above;

        o WTC Corporate Services, Inc., a sales production company for corporate trust customers;

        o Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser; and

        o Wilmington Trust Global Services, Ltd., a sales production company for corporate trust customers.

        Staff Members
        -------------

        On December 31, 1999, Wilmington Trust and its subsidiaries had 2,434 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

        Risk Factors
        ------------

        o Principal Interest Rate and Credit Risks Associated with Consumer and
          ----------------------------------------------------------------------
          Commercial Lending.
          -------------------

        The Banks offer fixed and adjustable interest rates on loans, with terms of up to 30 years. Although the majority of residential mortgage loans the Banks originate are fixed-rate, adjustable rate mortgage loans increase the responsiveness of the Banks' loan portfolios to changes in market interest rates. However, ARM loans generally carry lower initial interest rates than fixed-rate loans. Accordingly, they may be less profitable than fixed-rate loans during the initial interest rate period. In addition, since they are more responsive to changes in market interest rates than fixed-rate loans, ARM loans can increase the possibility of delinquencies in periods of high interest rates.

        The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. Since these loans usually are larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans. In addition, since customers' ability to repay those loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties. Moreover, the commercial real estate business is subject to downturns, overbuilding, and local economic conditions.

        The Banks also make construction loans for residences and commercial buildings, as well as on unimproved property. While these loans also enable the Banks to increase the interest rate sensitivity of their loan portfolios and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to the higher risks perceived to be associated with construction lending. Those include risks associated generally with loans on the type of property securing the loan. Consistent with industry practice, the Banks sometimes fund the interest on a construction loan by including the interest as part of the total loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower's or guarantor's ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties.

        In the event of slow economic conditions or deterioration in commercial and real estate markets, we would expect increased nonperforming assets, credit losses, and provisions for loan losses.

        o Increasing Competition for Deposits, Loans, and Assets Under
          ------------------------------------------------------------
          Management.
          -----------

        The Banks compete for deposits, loans, and assets under management. Many of the Banks' competitors are larger and have greater financial resources than Wilmington Trust. These disparities have been accelerated with increasing consolidation in the financial services industry. Savings banks, savings and loan associations, and commercial banks located in the Banks' principal market areas historically have provided the most direct competition for deposits. Dealers in government securities and deposit brokers also provide competition for deposits. Savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders provide the principal competition for loans. This competition can increase the rates the Banks pay to attract deposits and reduce the interest rates they can charge on loans, and impact the Banks' ability to retain existing customers and attract new customers.

        Banks, trust companies, investment advisers, mutual fund companies, and insurance companies provide the Banks' principal competition for trust and asset management business.

        o Regulatory Restrictions.
          ------------------------

        Wilmington Trust and its subsidiaries are subject to a variety of regulatory restrictions in conducting business by Federal and state authorities. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners' Loan Act, and a variety of Federal and state consumer protection laws. See "Regulatory Matters."


Industry Guide 3 Tables
-----------------------
     The following table presents a rate/volume analysis of net interest income:

                                               --------------------------------------------------------------------------------
                                                                        1999/1998                                     1998/1997
                                                              Increase (Decrease)                           Increase (Decrease)
                                                                 due to change in                              due to change in
                                               --------------------------------------------------------------------------------
                                                         1           2                         1             2
(in thousands)                                    Volume         Rate       Total        Volume          Rate             Total
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Time deposits in other banks               $      --   $       --   $      --     $      --     $      --          $     --
    Federal funds sold and securities
       purchased under agreements to resell           24        (123)        (99)           498         (113)               385
-------------------------------------------------------------------------------------------------------------------------------
        Total short-term investments                  24        (123)        (99)           498         (113)               385
                                               --------------------------------------------------------------------------------

    U.S. Treasury and government agencies        (1,713)      (3,502)     (5,215)         6,874       (1,826)             5,048
    State and municipal*                           (180)         (12)       (192)         (901)          (44)             (945)
    Preferred stock*                               1,243        (811)         432         1,041         (101)               940
    Asset-backed securities                            1      (1,529)     (1,528)         5,470           69              6,168
    Other*                                         1,484           81       1,565         1,067         (271)               796
-------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                  835      (5,773)     (4,938)        13,551       (1,544)            12,007
                                               --------------------------------------------------------------------------------

    Commercial, financial, and agricultural*      13,587      (7,409)       6,178         4,512       (3,231)             1,281
    Real estate-construction                       8,239      (1,417)       6,822         4,835         (862)             3,973
    Mortgage - commercial*                         (778)      (5,045)     (5,823)       (1,291)         (929)           (2,220)
    Mortgage - residential                         4,512      (5,830)     (1,318)         5,575         1,214             6,789
    Installment loans to individuals               6,888      (2,922)       3,966         7,074       (3,983)             3,091
-------------------------------------------------------------------------------------------------------------------------------
        Total loans                               32,448     (22,623)       9,825        20,705       (7,791)            12,914
-------------------------------------------------------------------------------------------------------------------------------
        Total interest income                  $  33,307   $ (28,519)   $   4,788     $  34,754     $ (9,448)          $ 25,306
                                               ================================================================================

Interest expense:
    Savings                                    $     119   $  (1,896)   $ (1,777)     $     214     $     462          $    676
    Interest-bearing demand                        3,903      (5,033)     (1,130)         3,662         (255)             3,407
    Certificates under $100,000                  (3,855)      (5,159)     (9,014)          (85)       (3,587)           (3,672)
    Certificates $100,000 and over                 7,993      (2,314)       5,679        19,000           149            19,149
-------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits            8,160     (14,402)     (6,242)        22,791       (3,231)            19,560
                                               --------------------------------------------------------------------------------

    Federal funds purchased and  securities
       sold under agreements to repurchase         4,073      (3,794)         279       (6,355)       (1,185)           (7,540)
    U.S. Treasury demand                           (660)         129        (531)           172         (245)              (73)
-------------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                3,413      (3,665)       (252)       (6,183)       (1,430)           (7,613)
                                               --------------------------------------------------------------------------------
    Long-term debt                                 2,523          992       3,515         1,682         4,990             6,672
-------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                 $  14,096   $ (17,075)   $ (2,979)     $  18,290     $     329          $ 18,619
                                               ================================================================================

Changes in net interest income                                          $   7,767                                      $  6,687
                                                                        =========                                      ========

-------------------------------------------------------------------------------------------------------------------------------

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

The maturity distribution of Wilmington Trust's investment securities held to maturity follows:

CAPTION>
                                                                          ------------------------------------------------
                                                                             Market          Amortized            Weighted
December 31, 1999  (in thousands)                                             Value               Cost       Average Yield
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
     After 1 but within 5 years                                           $   9,791          $  10,000               6.04%
     After 10 years                                                           1,956              1,960                6.30
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                 11,747             11,960                6.08
--------------------------------------------------------------------------------------------------------------------------
State and municipals:
     Within 1 year                                                              402                400                5.48
     After 1 but within 5 years                                               1,346              1,322                5.82
     After 5 but within 10 years                                              2,939              2,907                6.05
     After 10 years                                                           2,718              2,615                6.22
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                  7,405              7,244                6.04
--------------------------------------------------------------------------------------------------------------------------
Asset-backed securities:
     After 1 but within 5 years                                                 264                259                8.69
     After 5 but within 10 years                                              7,765              7,788                6.25
     After 10 years                                                           2,969              2,981                5.53
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                 10,998             11,028                6.11
--------------------------------------------------------------------------------------------------------------------------
Other:
     After 10 years                                                           1,000              1,000                3.70
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                  1,000              1,000                3.70
--------------------------------------------------------------------------------------------------------------------------
       Total investment securities held to maturity                       $  31,150          $  31,232               6.08%
==========================================================================================================================

Note:    Weighted average yields are NOT on a tax-equivalent basis and are calculated using balances based on amortized cost.
         Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                                          ------------------------------------------------
                                                                               Market          Amortized          Weighted
December 31, 1999  (in thousands)                                               Value               Cost     Average Yield
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
    Within 1 year                                                         $   136,517        $   136,746              5.10%
    After 1 but within 5 years                                                364,572            372,644              5.78
    After 5 but within 10 years                                               244,101            258,529              6.16
    After 10 years                                                            252,609            262,906              6.04
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                  997,799          1,030,825              5.85
--------------------------------------------------------------------------------------------------------------------------
State and municipals:
    Within 1 year                                                               3,101              3,097              4.11
    After 5 but within 10 years                                                   171                170              7.54
    After 10 years                                                              1,460              1,298              2.46
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                    4,732              4,565              3.77
--------------------------------------------------------------------------------------------------------------------------
Preferred stock:
    Within 1 year                                                              59,761             52,431              5.65
    After 1 but within 5 years                                                 33,179             34,745              8.09
    After 5 but within 10 years                                                49,537             64,378              8.20
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                  142,477            151,554              7.29
--------------------------------------------------------------------------------------------------------------------------
Asset-backed securities:
    After 1 but within 5 years                                                  5,546              5,552              6.41
    After 5 but within 10 years                                                18,055             18,065              6.86
    After 10 years                                                            327,221            339,169              6.21
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                  350,822            362,786              6.25
--------------------------------------------------------------------------------------------------------------------------
Other:
    Within 1 year                                                              90,283             90,373              3.41
    After 1 but within 5 years                                                 19,279             19,582              6.81
    After 5 but within 10 years                                                   514                500              7.50
    After 10 years                                                             80,361             80,451              7.01
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                  190,437            190,906              5.28
--------------------------------------------------------------------------------------------------------------------------
       Total investment securities available for sale                     $ 1,686,267        $ 1,740,636              5.99%
==========================================================================================================================

Note:    Weighted average yields are not on a tax-equivalent basis.

         Time categories not shown above indicate that there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31  (in thousands)                   1999               1998               1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
        agricultural                  $  1,521,336       $  1,370,566       $  1,207,930      $  1,237,061     $  1,159,434
Real estate-construction                   303,734            211,733            145,097           123,111          104,871
Mortgage-commercial                        919,297            869,442            884,146           862,974          770,304
Mortgage-residential                       968,259            857,626            813,116           678,800          669,658
Installment loans to
        individuals                      1,108,945          1,015,056            954,486           881,994          823,381
---------------------------------------------------------------------------------------------------------------------------
        Total loans, gross               4,821,571          4,324,423          4,004,775         3,783,940        3,527,648
Less:  unearned income                     (1,492)            (4,790)           (10,840)          (12,456)          (5,733)
---------------------------------------------------------------------------------------------------------------------------
        Total loans                   $  4,820,079       $  4,319,633       $  3,993,935      $  3,771,484     $  3,521,915
===========================================================================================================================

The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the past five years:

                               ------------------------------------------------------------------------------------------------
                                           1999               1998               1997                1996                 1995
                               ----------------  -----------------  -----------------  ------------------  --------------------
                                           % of               % of               % of                % of                 % of
                                       loans in           loans in           loans in            loans in             loans in
                                           each               each               each                each                 each
                                       category           category           category            category             category
                                         of net             of net             of net              of net               of net
December 31 (in thousands)     Amount     loans     Amount   loans    Amount    loans      Amount   loans       Amount   loans
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial,
   and agricultural           $27,463       32%    $27,083     32%   $27,023      30%     $22,770     33%      $21,209     33%
Real estate-construction        3,327        6       2,407      5      1,977       4        2,000      3         1,697      3
Mortgage-commercial            15,901       19      13,574     20     12,645      22       15,126     23        13,949     22
Mortgage-residential            1,202       20       1,141     20        710      20          700     18           668     19
Installment loans to
   individuals                 15,559       23      15,797     23     12,440      24       12,283     23        11,245     23
Unallocated                    13,473       --      11,904     --      9,010      --        1,482     --         1,099     --
------------------------------------------------------------------------------------------------------------------------------
Total                         $76,925      100%    $71,906    100%   $63,805     100%     $54,361    100%      $49,867    100%
==============================================================================================================================

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust's commercial and real estate construction loan portfolios follows:

                                        ------------------------------------------------------------------------
                                            Less than          One through                 Over            Total
December 31, 1999  (in thousands)            one year           five years           five years      gross loans
----------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural $     925,202       $      380,547        $     215,587    $   1,521,336

Real estate-construction                      151,480               92,542               59,712          303,734
----------------------------------------------------------------------------------------------------------------
             Total                      $   1,076,682       $      473,089        $     275,299    $   1,825,070
================================================================================================================
Loans with predetermined rate           $     213,771       $      228,338        $     168,125    $     610,234

Loans with variable rate                      862,911              244,751              107,174        1,214,836
----------------------------------------------------------------------------------------------------------------
             Total                      $   1,076,682       $      473,089        $     275,299    $   1,825,070
================================================================================================================


The following table presents a comparative analysis of the risk elements contained in Wilmington Trust's loan portfolio at year-end(1):

                                       -----------------------------------------------------------------------------
December 31  (in thousands)                  1999              1998             1997             1996          1995
--------------------------------------------------------------------------------------------------------------------
Nonaccruing                            $   29,184      $     30,598       $   28,669      $    40,735     $  33,576

Past due 90 days or more                   16,520            18,558           15,523           20,440        19,346
--------------------------------------------------------------------------------------------------------------------

      Total                            $   45,704      $     49,156       $   44,192      $    61,175     $  52,922
====================================================================================================================

Percent of total loans at year-end           0.95%             1.14%            1.11%            1.62%         1.50%
====================================================================================================================

Other real estate owned                $      576      $      1,532       $    3,738      $     5,131     $  14,288
====================================================================================================================

(1)    The Corporation's policy for placing loans in nonaccrual status is discussed in footnote 1 to the
       Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is incorporated by reference herein. Credits to a borrower in the amount of $15.9 million included in the loans about which Wilmington Trust had serious doubt at December 31, 1999 were placed in nonaccrual status in March of 2000.


The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in its statement of condition(1):

                                                  -------------------------------------------------------------------------------
For the year ended December 31  (in thousands)           1999              1998               1997            1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period    $    71,906       $    63,805        $    54,361     $    49,867    $    48,669
---------------------------------------------------------------------------------------------------------------------------------

Loans charged off:
    Commercial, financial, and agricultural             3,737             2,189              6,105           3,811          4,333
    Real estate-construction                              129                --                184              94            444
    Mortgage - commercial                                 335               148                187           2,475          2,484
    Mortgage - residential                                493               166                236             285             32
    Installment loans to individuals                   11,806            13,427              9,475           7,990          6,989
---------------------------------------------------------------------------------------------------------------------------------
       Total loans charged off                         16,500            15,930             16,187          14,655         14,282
                                                  -------------------------------------------------------------------------------

Recoveries on amounts previously charged off:
    Commercial, financial, and agricultural               791               961                891           1,160            992
    Real estate-construction                               23                 3                  1               4              1
    Mortgage-commercial                                    56                35                948              17             25
    Mortgage-residential                                  123                 3                  1               1              1
    Installment loans to individuals                    3,026             3,029              2,290           1,967          2,181
---------------------------------------------------------------------------------------------------------------------------------
       Total recoveries                                 4,019             4,031              4,131           3,149          3,200
                                                  -------------------------------------------------------------------------------
Net loans charged off                                  12,481            11,899             12,056          11,506         11,082
---------------------------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses               17,500            20,000             21,500          16,000         12,280
---------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period          $    76,925       $    71,906       $     63,805     $    54,361    $    49,867
=================================================================================================================================
Ratio of net loans charged off to average loans          0.28%             0.29%              0.31%           0.32%          0.33%


(1) The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed on pages 26 and 27 of its Annual Report to Shareholders for the fiscal year ended December 31, 1999, which are incorporated by reference herein.


The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the last three years:

                                                  --------------------------------------------------------------------------------
                                                                     1999                        1998                        1997
                                                  ------------------------    ------------------------    ------------------------
                                                       Average    Average          Average    Average          Average    Average
For the year ended December 31 (in thousands)           amount       rate           amount       rate           amount       rate
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                        $    856,171         --     $    747,791         --     $    678,683         --
Interest-bearing deposits:
    Savings                                            411,352       1.79%        406,060        2.25%         397,179       2.41%
    Interest-bearing demand                          1,377,749       2.15        1,222,866       2.52        1,078,685       2.54
    Certificates under $100,000                      1,137,764       5.01        1,208,244       5.47        1,209,750       5.67
    Certificates $100,000 and over                     983,340       5.43          842,368       5.67          506,089       5.65
----------------------------------------------------------------------------------------------------------------------------------

    Total                                         $  4,766,376                $  4,427,329                $  3,870,386
==================================================================================================================================



The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:


                                      -----------------------------------------
                                        Certificates        All other interest-
December 31, 1999  (in thousands)         of deposit           bearing deposits
-------------------------------------------------------------------------------
Three months or less                    $    793,999               $    429,671
Over three through six months                665,723                         --
Over six through twelve months                33,706                         --
Over twelve months                            22,360                         --
-------------------------------------------------------------------------------

     Total                              $  1,515,788               $    429,671
================================================================================

A summary of short-term borrowings at December 31 is as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Securities sold
                                                               Federal funds          under agreements         U.S. Treasury
                                                                   purchased             to repurchase          demand notes
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31                                          $    726,720              $    269,138          $     95,000
Weighted average interest rate at balance sheet date                     5.8%                      4.3%                  4.2%
Maximum amount outstanding at any month-end                     $  1,040,095              $    269,138          $     95,000
Approximate average amount outstanding during the period        $    919,074              $    183,396          $     35,643
Weighted average interest rate for average amounts
     outstanding during the period                                       5.2%                      4.2%                  5.2%
-----------------------------------------------------------------------------------------------------------------------------
 1998

Balance at December 31                                          $    668,200              $    264,146          $     18,944
Weighted average interest rate at balance sheet date                     5.2%                      4.1%                  4.0%
Maximum amount outstanding at any month-end                     $  1,121,850              $    264,146          $     99,350
Approximate average amount outstanding during the period        $    821,144              $    206,040          $     49,338
Weighted average interest rate for average amounts
     outstanding during the period                                       5.6%                      4.7%                  4.8%
-----------------------------------------------------------------------------------------------------------------------------
 1997

Balance at December 31                                          $  1,041,511              $    204,776          $     61,290
Weighted average interest rate at balance sheet date                     5.9%                      4.8%                  5.2%
Maximum amount outstanding at any month-end                     $  1,041,511              $    253,111          $     95,000
Approximate average amount outstanding during the period        $    946,161              $    195,945          $     46,108
Weighted average interest rate for average amounts
     outstanding during the period                                       5.7%                      4.8%                  5.3%
-----------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 60 days.
U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:

                                        -------------------------------------
(based on daily average balances)            1999           1998         1997
-----------------------------------------------------------------------------
Savings                                      6.97%          7.38%        7.85%
Interest-bearing demand                     23.33          22.22        21.32
Certificates of deposit                     35.92          37.26        33.92
Short-term borrowings                       19.28          19.56        23.49
Demand deposits                             14.50          13.58        13.42
------------------------------------------------------------------------------
     Total                                 100.00%        100.00%      100.00%
==============================================================================




The following table presents an analysis of Wilmington Trust's return on assets and return on equity over the last three years:

                                        --------------------------------------
                                             1999           1998         1997
------------------------------------------------------------------------------
Return on assets                             1.60%          1.83%        1.87%
Return on stockholders' equity              20.18          21.70        22.15
Dividend payout                             50.61          44.87        44.76
Equity to asset                              7.95           8.42         8.43
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

            BHCA
            ----

            Under the BHCA and the Federal Reserve Board's (the "FRB's") regulations, the FRB's approval is required before a bank holding company may acquire "control" of a bank. The BHCA defines "control" of a bank to include ownership or the power to vote 25% or more of any class of a bank's voting stock, the ability to otherwise control the election of a majority of a bank's directors or the power to exercise a controlling influence over a bank's management or policies. In addition, the FRB's prior approval is required for:

            o Any action that causes a bank or other company to become a bank holding company;

            o Any action that causes a bank to become a subsidiary of a bank holding company;

            o The acquisition by a bank holding company of ownership or control of any voting securities of a bank or bank holding company, if that acquisition results in the acquiring bank holding company's control of more than five percent of the outstanding shares of any class of voting securities of the target bank or bank holding company;

            o The acquisition by a bank holding company or one of its subsidiaries, other than a bank, of all or substantially all of a bank's assets; or

            o The merger or consolidation of bank holding companies, including a merger through a purchase of assets and assumption of liabilities.

Accordingly, before obtaining "control" of Wilmington Trust, a potential bank holding company would need to obtain the FRB's prior approval under the BHCA or the FRB's regulations under the Federal Bank Control Act.

            A bank holding company and its subsidiaries generally may not, with certain exceptions, engage in, acquire, or control voting securities or assets of a company engaged in any activity other than (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the FRB determines to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as long as the bank holding company has obtained the FRB's prior approval. The FRB has approved a lengthy list of activities permissible for bank holding companies and their non-banking subsidiaries. Those include:

            o Making, acquiring, and servicing loans and other extensions of credit;
            o     Performing functions a trust company can perform;
            o     Acting as an investment or financial advisor;
            o Performing certain insurance agency and underwriting activities directly related to extensions of credit by the holding company or its subsidiaries and engaging in insurance agency activities in towns of 5,000 or less;
            o Performing appraisals of real estate and tangible and intangible personal property;
            o Acting as an intermediary for the financing of commercial and industrial income-producing real estate;
            o     Providing certain securities brokerage services;
            o Underwriting and dealing in government obligations and money market instruments; and
            o     Providing tax planning and preparation services.

            Financial Services Modernization Legislation
            --------------------------------------------

            The Gramm-Leach-Bliley Act, which was enacted in November 1999 and most provisions of which became effective in March 2000 (the "Act"), permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies can offer most types of financial services, including banking, securities underwriting, insurance, and merchant banking. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. To become a financial holding company, each of a company's bank or thrift subsidiaries must be well-capitalized and well-managed and have a Community Reinvestment Act rating of at least "satisfactory."

            A financial holding company may engage immediately in several activities previously deemed to be impermissible or subject to significant limitations, including:

            o     Underwriting and dealing in all types of securities;

            o     Selling and underwriting insurance;

            o     Organizing and sponsoring mutual funds; and

            o     Merchant banking.

            A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities the Federal Reserve previously has determined to be permissible. The Act establishes the Federal Reserve as the primary regulator of financial services companies, but provides functional regulation for the constituent parts of financial holding companies.

            Interstate Banking Act
            ----------------------

            Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Act"), adequately capitalized and managed bank holding companies are permitted to acquire a bank in any state, subject to regulatory approval and certain limitations, and regardless of certain state law restrictions such as reciprocity requirements and regional compacts. States cannot "opt out" of these interstate acquisition provisions.

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

            Capital Standards
            -----------------

            The FRB and the other Federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets by assigning assets and off-balance-sheet items to broad, risk-weighted categories. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 1999, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

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

            The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") requires annual on-site examinations of insured depository institutions, and authorizes the Federal examining agency to take prompt corrective action to resolve an institution's problems. The nature and extent of the corrective action depends primarily on the institution's capital level. Options available include:

            o Requiring recapitalization of or a capital restoration plan from the institution;

            o Restricting transactions between the institution and its affiliates;

            o Restricting interest rates, asset growth, activities, and investments in the institution's subsidiaries; and

            o Ordering a new election of directors, dismissing directors or senior executive officers, and requiring the employment of qualified senior executive officers.

            The holding company of a depository institution may be required to guarantee compliance with the institution's capital restoration plan and provide assurance of performance under such a plan.

            Dividend Limitations
            --------------------

            The FRB's policy generally is that banks and bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. FRB policy also is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Accordingly, the FRB believes that those subsidiary banks should not be compromised by a level of cash dividends that places undue pressure on their capital.

            The FDIC can prohibit a bank from paying dividends if it believes the dividend payment would constitute an unsafe or unsound practice. Federal law also prohibits dividend payments that would result in a bank failing to meet its applicable capital requirements. Delaware law restricts WTC from declaring dividends that would impair its stated capital.

            OTS regulations limit capital distributions by a savings institution. A savings institution must give notice to the OTS at least 30 days before a proposed capital distribution. A savings institution that has capital in excess of all of its regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions may, after that prior notice but without the OTS's approval, make capital distributions during a calendar year equal to the greater of (1) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (I.E., its excess capital over its capital requirements) at the beginning of the calendar year or
(2) 75% of its net income for the previous four quarters. Any additional capital distributions require prior OTS approval.

            Other Laws and Regulations
            --------------------------

            The lending and deposit-taking activities of the Banks are subject to a variety of Federal and state consumer protection laws, including:

            o The Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family, or household purposes and imposes substantive restrictions with respect to home equity lines of credit);

            o The Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities);

            o The Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting);

            o The Fair Credit Reporting Act (which requires a lender to disclose the name and address of the credit bureau from whom the lender obtained a report that resulted in a denial of credit);

            o The Real Estate Settlement Procedures Act (which requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with real estate settlement services);

            o The Electronic Funds Transfer Act (which requires certain disclosures in connection with electronic funds transactions);

            o The Expedited Funds Availability Act (which requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that the schedule be disclosed to customers).

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

            Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state that did not override that preemption. Although some states overrode that preemption, Delaware, Florida, Maryland, and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate that the Banks can charge on loans governed by the laws of these states. In addition, the usury limitations of the Banks' respective home states apply to all other loans the

Banks offer nationwide. In today's interest rate environment, those usury laws do not materially affect the Banks' lending programs.

            Delaware Law
            ------------

            Delaware's business and legal environments historically have contributed to the Banks' operating results. A substantial percentage of large pharmaceutical and chemical companies and other Fortune 500 companies are headquartered in Delaware. Delaware's Court of Chancery is widely recognized for its interpretations of corporate law.

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

ITEM 2 - PROPERTIES

            Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., in which WTC has a 50% ownership interest through one of its subsidiaries. WTC carries the mortgage for this facility, which had an outstanding balance of $29,666,371 at December 31, 1999.

            A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

            As of January 31, 2000, the Banks had 60 branches in the following locations:

            o Twenty-six are in New Castle County, seven are in Kent County, and fifteen are in Sussex County, Delaware;

            o Three are in Chester County, two are in Delaware County, and one is in each of Montgomery and Philadelphia Counties, Pennsylvania;

            o One is in Wicomico County and two are in Worcester County, Maryland; and

            o One is in each of Martin, Palm Beach, and Indian River Counties, Florida.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

            Information required by this item is contained on page 28 of the Management's Discussion and Analysis portion of Wilmington Trust's Annual Report to Shareholders, which is incorporated by reference herein. See also "Item 1 - Business."

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in thousands, except per share information)

                        1999        1998        1997        1996        1995
                        ----        ----        ----        ----        ----

Interest income    $ 462,176   $ 456,939   $ 430,639   $ 402,850   $ 377,341

Net interest
income               245,913     237,697     230,016     214,221     197,364

Provision for
loan losses           17,500      20,000      21,500      16,000      12,280

Net income           107,297     114,325     106,044      97,278      90,031

Per share data:

Net income-
basic                   3.26        3.41        3.15        2.83        2.56

Net income-
diluted                 3.21        3.34        3.08        2.79        2.53

Cash dividends
declared                1.65        1.53        1.41        1.29        1.17

Balance sheet
at year-end:

Assets            $7,201,944  $6,300,565  $6,122,351  $5,564,409  $5,372,198

Long-term debt       168,000     168,000      43,000      43,000      28,000
-----------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information required by this item is contained on pages 17 to 31 of Wilmington Trust's Annual Report to Shareholders for 1999, which are incorporated by reference herein.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The information required by this item is contained on pages 24 to 25 of Wilmington Trust's Annual Report to Shareholders for 1999, which is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 1999. Those pages are incorporated by reference herein.

                                                              Annual Report
                                                            to Shareholders
                                                                Page Number

Consolidated Statements of Condition as
      of December 31, 1999 and 1998                                34

Consolidated Statements of Income
      for the years ended December 31,
      1999, 1998, and 1997                                         35

Consolidated Statements of Changes in Stock-
      holders' Equity for the years ended
      December 31, 1999, 1998, and 1997                            36

Consolidated Statements of Cash Flows
      for the years ended December 31,
      1999, 1998, and 1997                                         37

Notes to Consolidated Financial
      Statements - December 31,
      1999, 1998, and 1997                                      38-59

Report of Independent Auditors                                     60

Unaudited Selected Quarterly Financial Data                        55

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 401 of Regulation S-K is contained on pages 4 to 10 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on May 11, 2000 (the "Proxy Statement"), which are incorporated by reference herein.

      Information required by Rule 405 of Regulation S-K is contained on page 20 of the Proxy Statement, which is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this item is contained on pages 13 to 19 of the Proxy Statement, which are incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained on pages 11 and 12 of the Proxy Statement, which are incorporated by reference herein.

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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

            1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust are incorporated by reference in Item 8 above:

                                                              Annual Report
                                                            to Shareholders
                                                                Page Number

      Consolidated Statements of Condition as
      of December 31, 1999 and 1998                                34

      Consolidated Statements of Income for
      each of the years in the three-year period
      ended December 31, 1999                                      35

      Consolidated Statements of Changes in
      Stockholders' Equity for each of the years
      in the three-year period ended December 31, 1999             36

      Consolidated Statements of Cash Flows for
      each of the years in the three-year period
      ended December 31, 1999                                      37

      Notes to Consolidated Financial Statements                38-59

      Report of Independent Auditors                               60

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

                The Corporation filed a Form 8-K with the Securities and Exchange Commission on December 16, 1999 reporting certain developments under Item 5.

Exhibit   Exhibit
Number    -------
------
3.1 Amended and Restated Certificate of Incorporation of the Corporation8
3.2       Amended and Restated Bylaws of the Corporation 11
4.1       1991 Employee Stock Purchase Plan1
4.2       1996 Employee Stock Purchase Plan 8
4.3       2000 Employee Stock Purchase Plan11
4.4       1983 Employee Stock Option Plan1
4.5       1988 Long-Term Incentive Stock Option Plan1
4.6       1991 Long-Term Incentive Stock Option Plan1
4.7       1999 Long-Term Incentive Plan10
4.8       Thrift Savings Plan1
4.9       Employee Stock Ownership Plan1
4.10      Senior Executive Incentive Compensation Plan6
4.11      Executive Incentive Plan10
10.1 Purchase and Assumption Agreement dated June 18, 1991 by and between Wilmington Trust Company and Wilmington
          Savings Fund Society2
10.2 Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and The Sussex Trust Company3
10.3 Deposit Insurance and Transfer and Asset Purchase Agreement among the Federal Deposit Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal Deposit Insurance Corporation, and Wilmington Trust Company dated as of February 21, 19924
10.4 Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank5
10.5 Rights Agreement dated as of January 19, 1996 between Wilmington Trust Corporation and Harris Trust and Savings Bank7
10.6      Supplemental Executive Retirement Plan8
10.7      Amended and Restated Supplemental Executive Retirement
          Plan11
10.8      Severance Agreement dated as of February 29, 1996
          between Wilmington Trust Company and Ted T. Cecala8
10.9      Severance Agreement dated as of February 29, 1996
          between Wilmington Trust Company and Robert J. Christian8
10.10     Severance Agreement dated as of February 29, 1996
          between Wilmington Trust Company and Howard K. Cohen8
10.11 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell
          II8
10.12     Severance Agreement dated as of February 29, 1996
          between Wilmington Trust Company and David R. Gibson8

10.13 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr.8
10.14 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Hugh D. Leahy Jr.8
10.15 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert A. Matarese8
10.16 Severance Agreement dated as of July 18, 1996 between Wilmington Trust Company and Rita C. Turner9
10.17 Severance Agreement dated as of June 28, 1999 between Wilmington Trust Company and Rodney P. Wood11
11        Statement re computation of per share earnings11
13        1999 Annual Report to Shareholders of Wilmington Trust
          Corporation11
21        Subsidiaries of Wilmington Trust Corporation11
23        Consent of independent auditor11
27        Financial data schedule11

-------------
1 Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.
2 Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 2, 1992.
3 Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 3, 1992.
4 Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 25, 1992.
5 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 23, 1993.
6 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 31, 1993.
7 Incorporated by reference to the exhibit to the Report on Form 8-A of Wilmington Trust Corporation filed on January 31, 1995.
8 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.
9 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 28, 1997.
10 Incorporated  by reference to Exhibit A to the proxy  statement of Wilmington
   Trust Corporation dated March 22, 1999 filed on March 31, 1999.
11 Filed herewith.

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, this Form has been signed by the following persons in the capacities and on the dates indicated.


                                          /s/ Ted T. Cecala
                                          ----------------------------------
                                          Ted T. Cecala
                                          Director, Chairman of the Board
                                          and Chief Executive Officer

                                          (Date)  March 16, 2000


                                          /s/ Robert V. A. Harra, Jr.
                                          ----------------------------------
                                          Robert V. A. Harra, Jr.
                                          Director, President,
                                          Chief Operating Officer and Treasurer

                                          (Date)  March 16, 2000


                                          /s/ David R. Gibson
                                          ----------------------------------
                                          David R. Gibson,
                                          Senior Vice President and
                                          Chief Financial Officer

                                          (Date)  March 16, 2000


                                          /s/ Carolyn S. Burger
                                          ----------------------------------
                                          Carolyn S. Burger
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ Richard R. Collins
                                          ----------------------------------
                                          Richard R. Collins
                                          Director

                                          (Date)  March 16, 2000

                                          /s/ Charles S. Crompton, Jr.
                                          ----------------------------------
                                          Charles S. Crompton, Jr.
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ H. Stewart Dunn, Jr.
                                          ----------------------------------
                                          H. Stewart Dunn, Jr.
                                          Director

                                          (Date)  March 16, 2000



                                          ----------------------------------
                                          Edward B. du Pont
                                          Director

                                          (Date)  March 16, 2000



                                          ----------------------------------
                                          R. Keith Elliott
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ Andrew B. Kirkpatrick, Jr.
                                          ----------------------------------
                                          Andrew B. Kirkpatrick, Jr.
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ Rex L. Mears
                                          ----------------------------------
                                          Rex L. Mears
                                          Director

                                          (Date)  March 16, 2000

                                          /s/ Hugh E. Miller
                                          ----------------------------------
                                          Hugh E. Miller
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ Stacey J. Mobley
                                          ----------------------------------
                                          Stacey J. Mobley
                                          Director

                                          (Date)  March 16, 2000



                                          ----------------------------------
                                          Leonard W. Quill
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ David P. Roselle
                                          ----------------------------------
                                          David P. Roselle
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ H. Rodney Sharp, III
                                          ----------------------------------
                                          H. Rodney Sharp, III
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ Thomas P. Sweeney
                                          ----------------------------------
                                          Thomas P. Sweeney
                                          Director

                                          (Date)  March 16, 2000

                                          /s/ Mary Jornlin Theisen
                                          ----------------------------------
                                          Mary Jornlin Theisen
                                          Director

                                          (Date)  March 16, 2000


                                          /s/ Robert W. Tunnell, Jr.
                                          ----------------------------------
                                          Robert W. Tunnell, Jr.
                                          Director

                                          (Date)  March 16, 2000