Form 10-Q
period 2000-03-31
WILMINGTON TRUST CORP
filed 2000-05-15
CIK 872821

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ____________ to ___________

         Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      51-0328154
-------------------------------                       ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
    -------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)


                                 (302) 651-1000
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 2000 - 32,235,847 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                        Page
                                                                                       ------
Part I.  Financial Information


         Item 1 - Financial Statements

                  Consolidated Statements of Condition                                     4
                  Consolidated Statements of Income                                        6
                  Consolidated Statements of Cash Flows                                    8
                  Notes to Consolidated Financial Statements                              10

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               13

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk              21

Part II. Other Information

         Item 1 - Legal Proceedings                                                       23
         Item 2 - Changes in Securities and Use of Proceeds                               23
         Item 3 - Defaults Upon Senior Securities                                         23
         Item 4 - Submission of Matters to a Vote of  Security Holders                    23
         Item 5 - Other Information                                                       23
         Item 6 - Exhibits and Reports on Form 8-K                                        23

         Exhibit 11
         Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries
                                                                             ----------------------------------
                                                                                     March 31,     December 31,
(in thousands)                                                                            2000             1999
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $  228,510       $  225,145
                                                                             ----------------------------------
Interest-bearing time deposits in other banks                                             ----             ----
                                                                             ----------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                       46,800          129,760
                                                                             ----------------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                           931,127          997,799
       Obligations of state and political subdivisions                                   4,721            4,732
       Other securities                                                                658,252          683,736
---------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                          1,594,100        1,686,267
                                                                             ----------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                            11,588           11,960
       Obligations of state and political subdivisions                                   7,244            7,244
       Other securities                                                                  9,407           12,028
---------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $28,074 and $31,150, respectively)                                    28,239           31,232
                                                                             ----------------------------------
Loans:
       Commercial, financial and agricultural                                        1,579,741        1,521,336
       Real estate-construction                                                        342,530          303,734
       Mortgage-commercial                                                             917,503          919,297
       Mortgage-residential                                                            984,723          968,259
       Consumer                                                                      1,143,916        1,108,945
       Unearned income                                                                  (1,062)          (1,492
---------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                      4,967,351        4,820,079
       Reserve for loan losses                                                         (73,628)         (76,925
---------------------------------------------------------------------------------------------------------------
             Net loans                                                               4,893,723        4,743,154
                                                                             ----------------------------------
Premises and equipment, net                                                            130,371          132,160
Goodwill and other intangible assets, net of accumulated amortization
       of $21,066 in 2000 and $20,818 in 1999                                          161,422          163,622
Accrued interest receivable                                                             44,246           43,672
Other assets                                                                            90,537           46,932
---------------------------------------------------------------------------------------------------------------
             Total assets                                                           $7,217,948       $7,201,944
                                                                             ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                   $  944,066       $  994,643
       Interest-bearing:
             Savings                                                                   406,592          393,750
             Interest-bearing demand                                                 1,429,648        1,397,574
             Certificates under $100,000                                               995,103        1,067,729
             Certificates $100,000 and over                                          1,775,736        1,515,788
----------------------------------------------------------------------------------------------------------------
             Total deposits                                                          5,551,145        5,369,484
                                                                             -----------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                            844,171          995,858
       U.S. Treasury demand                                                             52,267           95,000
----------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                               896,438        1,090,858
                                                                             -----------------------------------
Accrued interest payable                                                                50,637           56,012
Other liabilities                                                                       45,475           19,359
Long-term debt                                                                         168,000          168,000
----------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       6,711,695        6,703,713
                                                                             -----------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                                      39,264           39,264
       Capital surplus                                                                  71,012           70,749
       Retained earnings                                                               706,664          689,598
       Accumulated other comprehensive income                                          (37,229)         (34,796)
----------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                           779,711          764,815
       Less:  Treasury stock, at cost, 7,028,326 and
                   6,911,398 shares, respectively                                     (273,458)        (266,584)
----------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                506,253          498,231
                                                                             -----------------------------------
             Total liabilities and stockholders' equity                             $7,217,948       $7,201,944
                                                                             ===================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                             --------------------------------
                                                                                  For the three months ended
                                                                                                    March 31,
                                                                             --------------------------------
(in thousands; except per share data)                                                  2000            1999
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                                        $  99,722       $  87,201
Interest and dividends on investment securities:
     Taxable interest                                                                22,986          17,356
     Tax-exempt interest                                                                152             190
     Dividends                                                                        2,508           2,361
Interest on time deposits in other banks                                               ----            ----
Interest on federal funds sold and securities
     purchased under agreements to resell                                               650             280
-------------------------------------------------------------------------------------------------------------
     Total interest income                                                          126,018         107,388
                                                                             --------------------------------
Interest on deposits                                                                 44,563          33,833
Interest on short-term borrowings                                                    15,004          12,980
Interest on long-term debt                                                            2,761           2,756
-------------------------------------------------------------------------------------------------------------
     Total interest expense                                                          62,328          49,569
                                                                             --------------------------------
Net interest income                                                                  63,690          57,819
Provision for loan losses                                                           (5,500)         (5,000)
-------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                                            58,190          52,819
                                                                             --------------------------------
OTHER INCOME
Trust and asset management fees                                                      40,330          36,079
Service charges on deposit accounts                                                   6,225           5,426
Card fees                                                                             2,235           2,002
Other operating income                                                                1,937           2,072
Securities gains                                                                      1,475              20
-------------------------------------------------------------------------------------------------------------
     Total other income                                                              52,202          45,599
                                                                             --------------------------------
     Net interest and other income                                                  110,392          98,418
                                                                             --------------------------------
OTHER EXPENSE
Salaries and employment benefits                                                     41,690          33,792
Net occupancy                                                                         3,617           3,087
Furniture and equipment                                                               5,595           4,413
Stationery and supplies                                                               1,633           1,561
Servicing and consulting fees                                                         1,762           1,777

Advertising and contributions                                                         1,305           1,945
Other operating expense                                                               8,961           8,468
-----------------------------------------------------------------------------------------------------------
     Total other expense                                                             64,563          55,043
                                                                             ------------------------------
NET INCOME
Income before income taxes                                                           45,829          43,375
Applicable income taxes                                                              15,228          14,219
-----------------------------------------------------------------------------------------------------------
     Net income                                                                    $ 30,601        $ 29,156
                                                                             ==============================
     Net income per share:
          basic                                                                    $   0.95        $   0.88
                                                                             ==============================
          diluted                                                                  $   0.94        $   0.87
                                                                             ==============================
     Weighted average shares outstanding:
          basic                                                                      32,227          33,075
          diluted                                                                    32,544          33,703
     Cash dividends per share                                                      $   0.42        $   0.39


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                             ----------------------------------
                                                                                     For the three months ended
                                                                                                      March 31,
(in thousands)                                                                            2000             1999
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                      $  30,601        $  29,156
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                               5,500            5,000
                 Provision for depreciation                                              4,583            3,985
                 Amortization of investment securities available for sale
                        discounts and premiums                                           1,453              609
                 Accretion of investment securities held to maturity
                        discounts and premiums                                              (3)             (28)
                 Deferred income taxes                                                     122            1,951
                 Securities gains                                                       (1,475)             (20)
                 (Increase)/decrease in other assets                                   (42,101)             973
                 Increase/(decrease) in other liabilities                               22,422           (1,478)
---------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                        21,102           40,148
                                                                             ----------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                   145,736          276,380
     Proceeds from maturities of investment securities available for sale              120,658          113,916
     Proceeds from maturities of investment securities held to maturity                  2,996           29,050
     Purchases of investment securities available for sale                            (178,007)        (548,511)
     Purchases of investment securities held to maturity                                  ----             ----
     Gross proceeds from sales of loans                                                  6,813           37,783
     Purchases of loans                                                                 (2,913)          (1,422)
     Net increase in loans                                                            (159,969)        (133,935)
     Net increase in premises and equipment                                             (2,794)          (4,845)
---------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                         (67,480)        (231,584)
                                                                             ----------------------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                             (5,661)         (82,489)
     Net increase in certificates of deposit                                           187,322            9,709
     Net (decrease)/increase in federal funds purchased and securities sold
            under agreements to repurchase                                            (151,687)         241,387
     Net (decrease)/increase in U.S. Treasury demand                                   (42,733)           9,962
     Cash dividends                                                                    (13,535)         (12,887)

     Proceeds from common stock issued under employment benefit plans                    1,659            4,454
     Payments for common stock acquired through buybacks                                (8,582)         (26,885)
---------------------------------------------------------------------------------------------------------------
                        Net cash (used for)/provided by financing activities           (33,217)         143,251
                                                                                -------------------------------
     Decrease in cash and cash equivalents                                             (79,595)         (48,185)
     Cash and cash equivalents at beginning of period                                  354,905          288,079
---------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                 $  275,310       $  239,894
                                                                                ===============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                $   67,704       $   46,229
            Taxes                                                                        1,014            6,407
     Loans transferred during the year:
            To other real estate owned                                              $    1,024       $      143
            From other real estate owned                                                 1,020              620

     See Notes to Consolidated Financial Statements

Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB and WT Investments, Inc., conform to generally accepted accounting principles and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results of the interim periods are not necessarily indicative of the results that may be expected for the full year. This note is presented and should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's Annual Report to Shareholders for 1999.

Note 2 - Comprehensive Income

         Total comprehensive income for the Corporation included net income and the after-tax, unrealized gains and/or losses on the Corporation's investment securities available-for-sale portfolio. For the three months ended March 31, 2000 and 1999, total comprehensive income, net of taxes, was $28,168,000 and $26,259,000, respectively.


Note 3  - Earnings per share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                                             ------------------------------------
                                                                                     For the three months ended
                                                                                                       March 31,
                                                                             ------------------------------------
(in thousands; except per share data)                                                  2000            1999
-----------------------------------------------------------------------------------------------------------------
Numerator
     Net income                                                                   $  30,601       $  29,156
-----------------------------------------------------------------------------------------------------------------
Denominator
     Denominator for basic earnings per share - weighted-average shares              32,227          33,075
-----------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                                                        317             628
-----------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share - adjusted weighted-average
          shares and assumed conversions                                             32,544          33,703
-----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                           $   0.95        $   0.88
=================================================================================================================
Diluted earnings per share                                                         $   0.94        $   0.87
=================================================================================================================

Note 4  - Segment Reporting

Financial data by segment for March 31, 2000 vs March 31, 1999 is as follows:

---------------------------------------------------------------------------------------------------------------
                                                          Banking       Fee-based        Funds
Year-to-Date March 31, 2000 (in thousands)                business      business       management       Totals
---------------------------------------------------------------------------------------------------------------
Net interest income                                  $    37,577     $   (1,618)     $    28,250     $   64,209
Provision for loan losses                                 (5,467)           (33)            ----         (5,500)
---------------------------------------------------------------------------------------------------------------
Net interest income after provision                       32,110         (1,651)         28,250         58,709
Trust and asset management fees:
     Personal trust                                         ----         17,816            ----         17,816
     Corporate financial services                           ----         13,087            ----         13,087
     Asset management                                       ----          9,463            ----          9,463
Other operating income                                    10,064            436             390         10,890
Securities gains                                           1,470           ----               5          1,475
---------------------------------------------------------------------------------------------------------------
Net interest and other income                             43,644         39,151          28,645        111,440
Other expense                                            (33,820)       (30,801)           (421)       (65,042)
---------------------------------------------------------------------------------------------------------------
Segment profit from operations                             9,824          8,350          28,224         46,398
Segment loss from infrequent events                         ----            (34)           ----            (34)
---------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $     9,824     $    8,316      $   28,224     $   46,364
===============================================================================================================
Intersegment revenue                                 $     5,377     $    1,833      $      710     $    7,920
Depreciation and amortization                              2,814          1,898              74          4,786
Investment in equity method investees                       ----        158,741            ----        158,741
Segment average assets                                4 ,461,114        809,046       3,405,866      8,676,026

Year-to-Date March 31, 1999 (in thousands)
---------------------------------------------------------------------------------------------------------------
Net interest income                                  $    49,396     $    5,102      $    3,846     $   58,344
Provision for loan losses                                 (4,944)           (56)           ----         (5,000)
---------------------------------------------------------------------------------------------------------------
Net interest income after provision                       44,452          5,046           3,846         53,344
Trust and asset management fees:
     Personal trust                                         ----         16,014            ----         16,014
     Corporate financial services                           ----         11,185            ----         11,185
     Asset management                                       ----          9,137            ----          9,137
Other operating income                                     9,300            510             182          9,992
Securities gains                                            ----           ----              20             20
---------------------------------------------------------------------------------------------------------------
Net interest and other income                             53,752         41,892           4,048         99,692
Other expense                                            (29,425)       (25,686)           (464)       (55,575)
---------------------------------------------------------------------------------------------------------------
Segment profit from operations                            24,327         16,206           3,584         44,117
Segment loss from infrequent events                         ----           (190)           ----           (190)
---------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    24,327     $   16,016      $    3,584     $   43,927
===============================================================================================================

Intersegment revenue                                     $    2,462       $  1,886      $      635     $    4,983
Depreciation and amortization                                 2,532          1,665              69          4,266
Investment in equity method investees                          ----        132,244            ----        132,244
Segment average assets                                    4,083,777        662,882       3,052,629      7,799,288


A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:

------------------------------------------------------------------------------------
Year-to-Date March 31 (in thousands)                      2000           1999
------------------------------------------------------------------------------------
Revenue:
Total revenues for reportable segments               $    64,209    $    58,344
Other revenues                                            52,731         46,348
Elimination of intersegment revenues                      (1,048)        (1,274)
---------------------------------------------------------------------------------
     Total consolidated revenues before provision    $   115,892    $   103,418
                                                     ============================
Profit or loss:
Total profit or loss for reportable segments         $    46,364    $    43,927
Elimination of intersegment profits                         (535)          (552)
---------------------------------------------------------------------------------
                                                     $    45,829    $    43,375
                                                     ============================
Assets:
Total assets for reportable segments                 $ 8,676,026    $ 7,799,288
Other assets                                             196,243        228,173
Elimination of intersegment assets                    (1,791,755)    (1,741,707)
Other assets not allocated to segments                      ----           ----
---------------------------------------------------------------------------------
     Consolidated total average assets               $ 7,080,514    $ 6,285,754
                                                     ============================

A description of the Corporation's business lines is contained in Note 18 to its Consolidated Financial Statements in the Corporation's 1999 Annual Report to Shareholders.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the first quarter of 2000 was $30.6 million, or $.95 per share, a 5% increase over the $29.2 million, or $.88 per share, reported for the first quarter of last year. Diluted net income per share for the first quarter of 2000 was $.94, compared to $.87 for the first quarter of last year.

Total revenues for the first quarter of 2000 reached $115.9 million, a 12% increase over the $103.4 million reported for the first quarter of 2000.

Net interest income for the first quarter of 2000 reached $63.7 million, a 10% increase over the $57.8 million reported for the first quarter of last year.

The quarterly provision for loan losses of $5.5 million was 10% higher than the $5.0 million for the first quarter of 1999. The reserve for loan losses at quarter-end was $73.6 million, $3.3 million, or 4%, below the $76.9 million reported at December 31, 1999.

Noninterest income for the first quarter of 2000 was $52.2 million, a 14% increase over the $45.6 million reported for the same quarter of last year.

Operating expenses for the first quarter of 2000 were $64.6 million, a 17% increase above the $55.0 million reported for the first quarter of last year.

Return on assets for the three months ended March 31, 2000, on an annualized basis, was 1.74%, down from the 1.88% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 24.57%, as compared with 22.10% for the first three months of 1999.

STATEMENT OF CONDITION
----------------------

Total assets at March 31, 2000 were $7.22 billion, up $16.0 million over the $7.20 billion reported at December 31, 1999. Total earning assets decreased $25.9 million over the same period of time, to $6.64 billion, as decreases in investment securities offset increases in the loan portfolio.

Total loans at March 31, 2000 were $4.97 billion, an increase of $147.3 million, or 3%, over the December 31, 1999 level of $4.82 billion. Contributing to this increase were commercial loans of $1.58 billion, which rose $63.4 million, or 4%, over their December 31, 1999 level; commercial construction loans of $342.5 million, which rose $38.8 million, or 13%; residential mortgage loans of $984.7 million, which rose $16.5 million, or 2%; and consumer loans of $1.14 billion, which rose $35.0 million, or 3%. Over half of the loan portfolio growth was from activity in the southeastern Pennsylvania market.

The investment portfolio at March 31, 2000 was $1.62 billion, a decrease of $95.2 million, or 6%, from the December 31, 1999 level of $1.72 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which decreased $67.0 million, or 7%, to $942.7 million, preferred stocks, which decreased $16.6 million, or 12%, to $125.9 million, and asset-backed securities, which decreased $13.0 million, or 4%, to $348.9 million.

Interest-bearing liabilities at quarter-end were $5.67 billion, $37.8 million, or 1%, above the year-end level of $5.63 billion. Total deposits during the first three months of 2000 increased $181.7 million, while short-term borrowings decreased $194.4 million. A $259.9 million increase in certificates of deposit $100,000 and over was offset, in part, by a decrease in certificates of deposit under $100,000 and non-interest-bearing demand deposits which decreased $72.6 million and $50.6 million, respectively. The higher overall level of deposits at quarter-end decreased the Corporation's dependence on short-term borrowings, which resulted in lower levels of Federal funds purchased, reverse repurchase agreements and U.S. Treasury demand balances.

Shareholders' equity at March 31, 2000 was $506.3 million, $8.0 million, or 2%, over the 1999 year-end level. Earnings of $30.6 million and $2.0 million in new stock issued during that period were offset, in part, by $13.5 million in cash dividends, the repurchase of $8.6 million of treasury stock and a $2.4 million valuation reserve adjustment for the investment portfolio.

NET INTEREST INCOME
-------------------

Net interest income for the first quarter of 2000 on a fully tax-equivalent ("FTE") basis was $65.6 million. This was a $5.8 million, or 10%, increase over the $59.8 million reported for the first quarter of 1999.

Interest income (FTE) for the first quarter of 2000 increased $18.5 million, or 17%, to $127.9 million from $109.4 million for the first quarter of 1999. Contributing to this improvement was a $774.8 million increase in the average level of earning assets, which added $14.8 million to interest revenues. This was complemented by the higher interest rate environment, which added an additional $3.7 million to interest revenues for the quarter. The average rate earned on the Corporation's earning assets during the first quarter of 2000 increased 10 basis points, from 7.60% to 7.70%.

Interest expense for the first quarter of 2000 also increased, rising $12.8 million, or 26%, to $62.3 million. Interest-bearing liabilities, on average, rose $750.7 million over their level of a year ago. This increase in interest-bearing liabilities contributed an additional $10.2 million to interest expense, while the higher rate environment added another $2.6 million to quarterly interest expense. The average rate the Corporation paid for its funds during the first quarter of 2000 was 3.76%, compared to 3.46% for the first quarter of 1999.

The Corporation's net interest margin for the first quarter of 2000 was 3.94%, 20 basis points below the 4.14% reported for the first quarter of a year ago. This decline was driven, in part, by the Corporation's use of the national certificate of deposit markets to fund its balance sheet growth. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the first quarters of 2000 and 1999, respectively.

QUARTERLY ANALYSIS OF EARNINGS

                                                            2000 First Quarter                              1999 First Quarter
                                            ----------------------------------------     ----------------------------------------
(in thousands; rates on                       Average        Income/        Average       Average        Income/          Average
 tax-equivalent basis)                        balance        expense         rate         balance        expense            rate
---------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks           $       --     $        --          --%     $        --    $        --           --%
     Federal funds sold and
          securities purchased under
          agreements to resell                  47,489             650        5.41           24,444            280          4.53
--------------------------------------------------------------------------            -----------------------------------
               Total short-term
                 investments                    47,489             650        5.41           24,444            280          4.53
                                            -------------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                             956,978          14,711        5.93          834,945         11,959          5.77
     State and municipal                        11,965             229        7.76           15,244            285          7.61
     Preferred stock                           133,518           2,783        7.79          168,739          2,813          6.78
     Asset-backed securities                   353,671           5,680        6.20          290,646          4,603          6.35
     Other                                     194,636           3,179        6.56           92,521          1,199          5.21
--------------------------------------------------------------------------            -----------------------------------
               Total investment
                 securities                  1,650,768          26,582        6.23        1,402,095         20,859          6.00
                                            -------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                       1,513,683          31,062        8.14        1,383,405         26,483          7.68
     Real estate-construction                  327,134           7,528        9.10          229,912          4,929          8.63
     Mortgage-commercial                       917,751          19,695        8.49          872,813         19,167          8.81
     Mortgage-residential                      976,489          17,301        7.09          854,064         15,916          7.39
     Consumer                                1,123,085          25,063        8.94        1,014,878         21,734          8.67
--------------------------------------------------------------------------            ----------------------------------
               Total loans                   4,858,142         100,649        8.24        4,355,072         88,229          8.13
                                            -------------------------------------------------------------------------------------
               Total earning assets         $6,556,399         127,881        7.70      $ 5,781,611        109,368          7.60
                                            =====================================================================================
Funds supporting earning assets
     Savings                                $  397,069           1,552        1.57      $   408,230          1,968          1.96
     Interest-bearing demand                 1,364,286           6,962        2.05        1,349,693          7,661          2.30
     Certificates under $100,000             1,044,662          12,561        4.84        1,175,661         14,944          5.16
     Certificates $100,000 and over          1,587,167          23,488        5.85          700,084          9,260          5.29
--------------------------------------------------------------------------            ----------------------------------
              Total interest-bearing
                deposits                     4,393,184          44,563        4.04        3,633,668         33,833          3.76
                                            -------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase           1,004,990          14,401        5.71        1,030,789         12,510          4.85
     U.S. Treasury demand                       45,469             603        5.25           28,513            470          6.59
--------------------------------------------------------------------------            ----------------------------------
               Total short-term
                 borrowings                  1,050,459          15,004        5.69        1,059,302         12,980          4.91
                                            -------------------------------------------------------------------------------------
     Long-term debt                            168,000           2,761        6.57          168,000          2,756          6.65
--------------------------------------------------------------------------            ----------------------------------
               Total interest-bearing


                 liabilities                 5,611,643          62,328        4.43        4,860,970         49,569          4.11
                                            -------------------------------------------------------------------------------------
     Other noninterest funds                   944,756              --          --          920,641             --            --
----------------------------------------------------------------------------        -------------------------------------
               Total funds used to
                 support earning
                  assets                    $6,556,399          62,328        3.76      $ 5,781,611         49,569          3.46
                                            =====================================================================================

Net interest income/yield                                       65,553        3.94                          59,799          4.14
     Tax-equivalent adjustment                                  (1,863)                                     (1,980)
                                                            ----------                                 -----------
Net interest income                                         $   63,690                                 $    57,819
                                                            ==========                                 ===========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                                                     ------------------------------------
                                                                                     For the three months ended March 31,
                                                                                     ------------------------------------
                                                                                                                2000/1999
                                                                                                       Increase(Decrease)
                                                                                                         due to change in
                                                                                     ------------------------------------
                                                                                           (1)          (2)
(in thousands)                                                                          Volume         Rate         Total
---------------------------------------------------------------------------------------------------------------------------
Interest income
     Time deposits in other banks                                                     $     --      $    --      $     --
     Federal funds sold and
          securities purchased under
          agreements to resell                                                             264          106           370
---------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments                                                             264          106           370
                                                                               --------------------------------------------
     U.S. Treasury and
          government agencies                                                            2,350          402         2,752
     State and municipal *                                                                 (61)           5           (56)
     Preferred stock *                                                                    (394)         364           (30)
     Asset-backed securities                                                             1,217         (140)        1,077
     Other *                                                                             1,327          653         1,980
---------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                                                            4,439        1,284         5,723
                                                                               --------------------------------------------
     Commercial, financial and
          agricultural *                                                                 2,488        2,091         4,579
     Real estate-construction                                                            2,086          513         2,599
     Mortgage-commercial *                                                                 984         (456)          528
     Mortgage-residential                                                                2,249         (864)        1,385
     Consumer                                                                            2,333          996         3,329
---------------------------------------------------------------------------------------------------------------------------
               Total loans                                                              10,140        2,280        12,420
---------------------------------------------------------------------------------------------------------------------------
               Total interest income                                                  $ 14,843      $ 3,670      $ 18,513
                                                                               ============================================
Interest expense:
     Savings                                                                          $    (54)     $  (362)     $   (416)
     Interest-bearing demand                                                                83         (782)         (699)
     Certificates under $100,000                                                        (1,681)        (702)       (2,383)
     Certificates $100,000 and over                                                     11,862        2,366        14,228

---------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                                                             10,210          520        10,730
                                                                               --------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                                                        (313)       2,204         1,891
     U.S. Treasury demand                                                                  282         (149)          133
---------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                                                              (31)       2,055         2,024
                                                                               --------------------------------------------
     Long-term debt                                                                         --            5             5
---------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                                 $ 10,179      $ 2,580      $ 12,759
                                                                               ============================================
Changes in net interest income                                                                                   $  5,754
                                                                                                                 ==========

 * Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

(1) Changes attributable to volume are defined as change in average balance multiplied by the prior year's rate.

(2) Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

NON-INTEREST REVENUES AND OPERATING EXPENSES
--------------------------------------------

Non-interest revenues for the first quarter of 2000 were $52.2 million, an increase of $6.6 million, or 14%, over those for the first quarter of a year ago, due primarily to higher trust and asset management fees.

Trust and asset management fees for the first quarter of 2000 increased 4.3 million, or 12%, to $40.3 million. Private client advisory services fees for the quarter rose $2.0 million, or 12%, to $17.8 million. Corporate financial services fees increased $2.0 million, or 18%, to $13.1 million. Asset management fees for the quarter rose $326,000, or 4%, to $9.5 million.

Service charges on deposit accounts for the first quarter were $6.2 million, 15% above those of a year ago. Increased transaction fees associated with checking accounts and automated teller machine usage contributed to this increase.

Card fees and other operating income for the first quarter were $4.2 million. This was an increase of $98,000, or 2%, over the $4.1 million reported for the first quarter of 1999. Increased loan origination and late charge fees, up $98,000, were responsible for this increase.

Operating expenses for the first quarter of 2000 increased $9.5 million, or 17%, to $64.6 million. Total personnel expenses for the quarter increased $7.9 million, or 23%, to $41.7 million. Contributing to this increase were higher compensation costs and expansion activity in California, New York and Pennsylvania. Salaries and wages increased 23.4%, reflecting higher incentive compensation and an additional $1.9 million in salary expense associated with the Corporation's shift in 1999 from 24 to 26 pay periods per year. Net occupancy expense rose $530,000, or 17%, due to higher costs associated with the leasing of offices in expansion markets as well as higher levels of depreciation on leasehold improvements. Furniture and equipment expense for the quarter rose $1.2 million, or 27%, as higher data processing maintenance costs and depreciation expense reflected the Corporation's continued investment in new technology.


Income tax expense for the first three months of 2000 increased $1.0 million, or 7%, to $15.2 million. Approximately $983,000, or 97%, of this increase was Federal income tax. The Corporation's effective tax rate for the first quarter of 2000 was 33.23%, compared to 32.78% for the first three months of 1999.


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

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 24.66%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

ASSET QUALITY AND LOAN LOSS PROVISION
-------------------------------------

The Corporation's provision for loan losses for the first quarter of 2000 was $5.5 million, $500,000, or 10%, above the amount provided for the first quarter of 1999. The reserve for loan losses at March 31, 2000 was $73.6 million, a decrease of $3.3 million, or 4%, from the $76.9 million reported at December 31, 1999. The reserve as a percentage of total period-end loans outstanding was 1.48%, down from the year-end level of 1.60%. Net chargeoffs for the first three months of 2000 were $8.8 million, an increase of $5.0 million, or 174%, over those for the corresponding period of 1999. These included a chargeoff of $5.0 million taken in connection with $15.9 million in credits to a borrower placed in nonaccrual status in the first quarter described below.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)                      March 31, 2000        December 31, 1999         March 31, 1999
------------------------------------------------------------------------------------------------------------------
Nonaccruing                                              $41,703                  $29,184                $33,485
Past due 90 days or more                                  20,138                   16,520                 40,076
------------------------------------------------------------------------------------------------------------------
Total                                                    $61,841                  $45,704                $73,561
                                                         =========================================================
Percent of total loans at period-end                       1.24%                     .95%                  1.67%

Other real estate owned                                     $537                     $576                 $1,055

Nonaccruing loans at March 31, 2000 were $41.7 million, an increase of $12.5 million, or 43%, over the $29.2 million reported at December 31, 1999. This includes $15.9 million of credits to a borrower about which the Corporation had serious doubt at December 31, 1999 that were placed in nonaccrual status in March of 2000. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at March 31, 2000 was $537,000, a decrease of $40,000, or 7%, from the December 31, 1999 level of $576,000. Nonperforming assets (other real estate owned plus nonaccrual loans) at March 31, 2000 totaled $42.2 million, or
 .85% of period-end loans outstanding. This was an increase of $12.5 million, or 42%, over the $29.8 million, or .62% of period-end loans outstanding, reported at December 31, 1999. As a result of the Corporation's ongoing monitoring of its loan portfolio, at March 31, 2000, approximately $51.2 million of its loans were identified that are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 1.77 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

CAPITAL RESOURCES
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the first quarter of 2000 was 10.67%, and its core (Tier 1) leveraged capital ratio was 5.52%. The corresponding ratios at year-end 1999 were 10.67% and 5.65%, respectively. Both of these ratios are above the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


OTHER INFORMATION
-----------------

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this accounting pronouncement is required for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB's SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," extended the pronouncement's effective date. The Corporation plans to adopt the provisions of this statement, as amended, beginning January 1, 2001, which is the new effective date. The statement will require the Corporation to recognize all derivatives on its balance sheet at their fair value. Derivatives which are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The impact of adoption of SFAS No. 133 on the Corporation's financial position, results of operations and cash flows is not presently determinable and will depend on the financial position and the nature and purpose of the derivative instruments in use at that time.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of March 31, 2000, that a gradual 250-basis point increase in market interest rates would reduce net interest income by 6.9% over a one-year period. This figure compares to a projected decrease at December 31, 1999 of 5.5%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of March 31, 2000, that net interest income would increase 3.0% over a one-year period. This figure compares to a projected decrease at December 31, 1999 of 2.9%. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period, given a change in interest rates.

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

During the first quarter of 2000, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the first quarter of 2000 totaled $24.2 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At March 31, 2000, the Corporation was not committed to any interest rate swaps. At March 31, 2000, the Corporation was committed to interest rate floors with a total notional amount of $125 million, down from the $225 million at year-end 1999. The floors have remaining maturities of between 4 and 27 months, with a weighted average maturity of 16.8 months. The net interest differential, the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

Part II. Other Information

         Item 1 - Legal Proceedings
                  Not Applicable

         Item 2 - Change In Securities and Use of Proceeds

                  On January 19, 2000, the Corporation issued to a total of 31 individuals not full-time employees of the Corporation non-statutory stock options to acquire a total of 30,000 shares of its stock at an exercise price of $52.0625 per share. These options are first exercisable three years after grant and terminate ten years after grant, and were issued under the Corporation's 1999 Long-Term Incentive Plan in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933. The proceeds from the exercise of these options will be used for general corporate purposes. The shares underlying the options are anticipated to be registered on Form S-3 to be filed with the Securities and Exchange Commission.


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

Exhibit Number             Exhibit
---------------             -------
11                         Statement re computation of per share earnings

27                         Financial data schedule

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 12, 2000                 /s/ David R. Gibson
                                  ---------------------------------------------
                                  Name:    David R. Gibson
                                  Title:   Senior Vice President and
                                           Chief Financial Officer

                                           (Authorized Officer and
                                           Principal Financial Officer)