Form 10-Q/A
period 2000-03-31
WILMINGTON TRUST CORP
filed 2000-06-07
CIK 872821

                                    FORM 10-Q/A


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

Wilmington Trust Corporation and Subsidiaries
Form 10-Q/A
Index


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
=================================================================================================================

Note 4  - Segment Reporting

Financial data by segment for March 31, 2000 vs March 31, 1999 is as follows:


---------------------------------------------------------------------------------------------------------------
                                                          Banking       Fee-based        Funds
Year-to-Date March 31, 2000 (in thousands)                business      business       management       Totals
---------------------------------------------------------------------------------------------------------------
Net interest income                                  $    54,973     $    6,673     $     2,563     $   64,209
Provision for loan losses                                 (5,467)           (33)           ----         (5,500)
---------------------------------------------------------------------------------------------------------------
Net interest income after provision                       49,506          6,640           2,563         58,709
Trust and asset management fees:
     Personal trust                                         ----         17,816            ----         17,816
     Corporate financial services                           ----         13,087            ----         13,087
     Asset management                                       ----          9,463            ----          9,463
Other operating income                                    10,064            436             390         10,890
Securities gains                                           1,470           ----               5          1,475
---------------------------------------------------------------------------------------------------------------
Net interest and other income                             61,040         47,442           2,958        111,440
Other expense                                            (33,820)       (30,801)           (421)       (65,042)
---------------------------------------------------------------------------------------------------------------
Segment profit from operations                            27,220         16,641           2,537         46,398
Segment loss from infrequent events                         ----            (34)           ----            (34)
---------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    27,220     $   16,607      $    2,537     $   46,364
===============================================================================================================
Intersegment revenue                                 $     5,377     $    1,833      $      710     $    7,920
Depreciation and amortization                              2,814          1,898              74          4,786
Investment in equity method investees                       ----        158,741            ----        158,741
Segment average assets                                4 ,461,114        809,046       3,405,866      8,676,026

Year-to-Date March 31, 1999 (in thousands)
---------------------------------------------------------------------------------------------------------------
Net interest income                                  $    49,396     $    5,102      $    3,846     $   58,344
Provision for loan losses                                 (4,944)           (56)           ----         (5,000)
---------------------------------------------------------------------------------------------------------------
Net interest income after provision                       44,452          5,046           3,846         53,344
Trust and asset management fees:
     Personal trust                                         ----         16,014            ----         16,014
     Corporate financial services                           ----         11,185            ----         11,185
     Asset management                                       ----          9,137            ----          9,137
Other operating income                                     9,300            510             182          9,992
Securities gains                                            ----           ----              20             20
---------------------------------------------------------------------------------------------------------------
Net interest and other income                             53,752         41,892           4,048         99,692
Other expense                                            (29,425)       (25,686)           (464)       (55,575)
---------------------------------------------------------------------------------------------------------------
Segment profit from operations                            24,327         16,206           3,584         44,117
Segment loss from infrequent events                         ----           (190)           ----           (190)
---------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    24,327     $   16,016      $    3,584     $   43,927
===============================================================================================================

Intersegment revenue                                     $    2,462       $  1,886      $      635     $    4,983
Depreciation and amortization                                 2,532          1,665              69          4,266
Investment in equity method investees                          ----        132,244            ----        132,244
Segment average assets                                    4,083,777        662,882       3,052,629      7,799,288


A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:

------------------------------------------------------------------------------------
Year-to-Date March 31 (in thousands)                      2000           1999
------------------------------------------------------------------------------------
Revenue:
Total revenues for reportable segments               $    64,209    $    58,344
Other revenues                                            52,731         46,348
Elimination of intersegment revenues                      (1,048)        (1,274)
---------------------------------------------------------------------------------
     Total consolidated revenues before provision    $   115,892    $   103,418
                                                     ============================
Profit or loss:
Total profit or loss for reportable segments         $    46,364    $    43,927
Elimination of intersegment profits                         (535)          (552)
---------------------------------------------------------------------------------
                                                     $    45,829    $    43,375
                                                     ============================
Assets:
Total assets for reportable segments                 $ 8,676,026    $ 7,799,288
Other assets                                             196,243        228,173
Elimination of intersegment assets                    (1,791,755)    (1,741,707)
Other assets not allocated to segments                      ----           ----
---------------------------------------------------------------------------------
     Consolidated total average assets               $ 7,080,514    $ 6,285,754
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




Date: June 1, 2000                /s/ David R. Gibson
                                  ---------------------------------------------
                                  Name:    David R. Gibson
                                  Title:   Senior Vice President and
                                           Chief Financial Officer


                                           (Authorized Officer and
                                           Principal Financial Officer)