Form 10-Q
period 2000-06-30
WILMINGTON TRUST CORP
filed 2000-08-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For The Transition Period From ____________ to ___________

      Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    51-0328154
-------------------------------          ------------------------------------
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

      Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 2000 - 32,330,236 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index


                                                                            Page
                                                                            ----
Part I Financial Information


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

         Exhibit 11
         Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                                    ------------------------------
                                                                      June 30,        December 31,
(in thousands)                                                         2000               1999
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $   247,640        $   225,145
                                                                    ------------------------------
Interest-bearing time deposits in other banks                                --                 --
                                                                    ------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                        84,813            129,760
                                                                    ------------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                            931,978            997,799
       Obligations of state and political subdivisions                    4,305              4,732
       Other securities                                                 601,097            683,736
--------------------------------------------------------------------------------------------------
         Total investment securities available for sale               1,537,380          1,686,267
                                                                    ------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                             11,240             11,960
       Obligations of state and political subdivisions                    6,790              7,244
       Other securities                                                   6,842             12,028
--------------------------------------------------------------------------------------------------
         Total investment securities held to maturity (market
             values were $24,724 and $31,150, respectively)              24,872             31,232
                                                                    ------------------------------
Loans:
       Commercial, financial and agricultural                         1,626,247          1,521,336
       Real estate-construction                                         370,317            303,734
       Mortgage-commercial                                              931,316            919,297
       Mortgage-residential                                             979,755            968,259
       Consumer                                                       1,192,391          1,108,945
       Unearned income                                                     (761)            (1,492)
--------------------------------------------------------------------------------------------------
         Total loans net of unearned income                           5,099,265          4,820,079
       Reserve for loan losses                                          (75,483)           (76,925)
--------------------------------------------------------------------------------------------------
           Net loans                                                  5,023,782          4,743,154
                                                                    ------------------------------
Premises and equipment, net                                             129,622            132,160
Goodwill and other intangible assets, net of accumulated
      amortization of $13,205 in 2000 and $9,700 in 1999                163,883            148,005
Accrued interest receivable                                              47,872             43,672
Other assets                                                            104,440             62,549
--------------------------------------------------------------------------------------------------
         Total assets                                               $ 7,364,304        $ 7,201,944
                                                                    ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand                                  $   954,579        $   994,643
       Interest-bearing:
             Savings                                                   391,065            393,750
             Interest-bearing demand                                 1,363,449          1,397,574
             Certificates under $100,000                               972,959          1,067,729
             Certificates $100,000 and over                          1,766,873          1,515,788
-------------------------------------------------------------------------------------------------
             Total deposits                                          5,448,925          5,369,484
                                                                   ------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                          1,104,035            995,858
       U.S. Treasury demand                                             47,188             95,000
-------------------------------------------------------------------------------------------------
             Total short-term borrowings                             1,151,223          1,090,858
                                                                   ------------------------------
Accrued interest payable                                                43,230             56,012
Other liabilities                                                       27,825             19,359
Long-term debt                                                         168,000            168,000
-------------------------------------------------------------------------------------------------
             Total liabilities                                       6,839,203          6,703,713
                                                                   ------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                      39,264             39,264
       Capital surplus                                                  72,149             70,749
       Retained earnings                                               722,594            689,598
       Accumulated other comprehensive income                          (38,031)           (34,796)
-------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings           795,976            764,815
       Less: Treasury stock, at cost, 6,933,937 and
                6,911,398 shares, respectively                        (270,875)          (266,584)
-------------------------------------------------------------------------------------------------
             Total stockholders' equity                                525,101            498,231
                                                                   ------------------------------
             Total liabilities and stockholders' equity            $ 7,364,304        $ 7,201,944
                                                                   ==============================



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                For the three months ended         For the six months ended
                                                                   June 30,                         June 30,
                                                -----------------------------------------------------------
(in thousands; except per share data)              2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                      $ 106,794        $  89,636        $ 206,516        $ 176,837
Interest and dividends on investment
  securities:
     Taxable interest                              22,864           20,237           45,850           37,593
     Tax-exempt interest                              143              190              295              380
     Dividends                                      2,316            2,302            4,824            4,663
Interest on time deposits in other banks               --               --               --               --
Interest on federal funds sold and securities
  purchased under agreements to resell                465              366            1,115              646
------------------------------------------------------------------------------------------------------------
     Total interest income                        132,582          112,731          258,600          220,119
                                                ------------------------------------------------------------
Interest on deposits                               47,899           33,650           92,462           67,483
Interest on short-term borrowings                  17,296           14,597           32,300           27,577
Interest on long-term debt                          2,762            2,763            5,523            5,519
------------------------------------------------------------------------------------------------------------
     Total interest expense                        67,957           51,010          130,285          100,579
                                                ------------------------------------------------------------
Net interest income                                64,625           61,721          128,315          119,540
Provision for loan losses                          (5,000)          (4,500)         (10,500)          (9,500)
------------------------------------------------------------------------------------------------------------
     Net interest income after provision
       for loan losses                             59,625           57,221          117,815          110,040
                                                ------------------------------------------------------------
OTHER INCOME
Trust and asset management fees                    40,187           36,007           80,517           72,086
Service charges on deposit accounts                 6,207            5,948           12,432           11,374
Card fees                                           2,490            2,280            4,725            4,282
Other operating income                              2,153            1,848            4,090            3,920
Securities gains                                      185                4            1,660               24
------------------------------------------------------------------------------------------------------------
     Total other income                            51,222           46,087          103,424           91,686
                                                ------------------------------------------------------------
     Net interest and other income                110,847          103,308          221,239          201,726
                                                ------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                   38,832           34,221           80,522           68,013
Net occupancy                                       4,187            3,961            7,804            7,048
Furniture and equipment                             5,652            5,675           11,247           10,088
Stationery and supplies                             1,539            1,498            3,172            3,059
Servicing and consulting fees                       1,792            1,308            3,554            3,085

Advertising and contributions                       2,402            1,953            3,707            3,898
Other operating expense                            10,623            9,648           19,584           18,116
------------------------------------------------------------------------------------------------------------
     Total other expense                           65,027           58,264          129,590          113,307
                                                ------------------------------------------------------------
NET INCOME
Income before income taxes                         45,820           45,044           91,649           88,419
Applicable income taxes                            15,377           15,098           30,605           29,317
------------------------------------------------------------------------------------------------------------
     Net income                                 $  30,443        $  29,946        $  61,044        $  59,102
                                                ============================================================
     Net income per share:
          basic                                 $    0.94        $    0.90        $    1.89        $    1.78
                                                ============================================================
          diluted                               $    0.94        $    0.89        $    1.88        $    1.76
                                                ============================================================
     Weighted average shares outstanding:
          basic                                    32,275           33,148           32,251           33,112
          diluted                                  32,566           33,641           32,555           33,672
     Cash dividends per share                   $    0.45        $    0.42        $    0.87        $    0.81




See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                            --------------------------------------
                                                                       For the six months ended
                                                                                        June 30,
(in thousands)                                                 2000                        1999
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                $  61,044                 $    59,102
  Adjustments to reconcile net income to net
     cash provided by
        operating activities:
          Provision for loan losses                            10,500                       9,500
          Provision for depreciation                            9,189                       8,052
          Amortization of investment securities available
             for sale discounts and premiums                    3,217                       1,317
          Accretion of investment securities held
             to maturity discounts and premiums                    (6)                        (37)
          Deferred income taxes                                   185                         313
          Securities gains                                     (1,660)                        (24)
          (Increase)/decrease in other assets                 (42,771)                      7,851
          Decrease in other liabilities                        (2,008)                    (17,805)
--------------------------------------------------------------------------------------------------
            Net cash provided by operating activities          37,690                      68,269
                                                            --------------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities
          available for sale                                  211,520                     521,719
     Proceeds from maturities of investment
          securities available for sale                       148,789                     159,726
     Proceeds from maturities of investment
          securities held to maturity                           6,366                      36,288
     Purchases of investment securities available
          for sale                                           (218,034)                 (1,067,924)
     Purchases of investment securities held to maturity           --                        (500)
     Investments in affiliates                                (19,383)                    (18,915)
     Gross proceeds from sales of loans                        27,469                      61,981
     Purchases of loans                                        (4,628)                     (5,669)
     Net increase in loans                                   (313,969)                   (317,310)
     Net increase in premises and equipment                    (6,651)                    (11,137)
--------------------------------------------------------------------------------------------------
            Net cash used for investing activities           (168,521)                   (641,741)
                                                            -------------------------------------
FINANCING ACTIVITIES
     Net (increase)/decrease in demand, savings and
       interest-bearing demand deposits                       (76,874)                     27,996
     Net increase in certificates of deposit                  156,315                     196,446
     Net increase in federal funds purchased and
       securities sold under agreements to repurchase         108,177                     292,235
     Net (decrease)/increase in U.S. Treasury demand          (47,812)                     64,858
     Cash dividends                                           (28,048)                    (26,817)
     Proceeds from common stock issued under
       employment benefit plans                                 5,255                      10,440
     Payments for common stock acquired through buybacks       (8,634)                    (33,625)
--------------------------------------------------------------------------------------------------

            Net cash provided by financing activities         108,379                     531,533
                                                            -------------------------------------
     Decrease in cash and cash equivalents                    (22,452)                    (41,939)
     Cash and cash equivalents at beginning of period         354,905                     288,079
-------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of period       $ 332,453                   $ 246,140
                                                            =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                        $ 143,067                   $ 101,521
            Taxes                                              35,250                      22,081
     Loans transferred during the year:
            To other real estate owned                      $   1,675                   $   1,236
            From other real estate owned                        1,449                       1,846



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

Note 2 - Comprehensive Income

      Total comprehensive income for the Corporation included net income and the after-tax, unrealized gains and/or losses on the Corporation's investment securities available-for-sale portfolio. For the three months ended June 30, 2000 and 1999, total comprehensive income, net of taxes, was $29,641,000 and $10,282,000, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income, net of taxes, was $57,809,000 and $36,541,000, respectively.



Note 3  - Earnings per share

The following table sets forth the computation of basic and diluted net earnings per share:


                                                        For the six months ended
                                                                         June 30,
                                                        ------------------------
(in thousands; except per share data)                       2000          1999
-------------------------------------                   ------------------------
Numerator
     Net income                                            $61,044       $59,102
--------------------------------------------------------------------------------
Denominator
     Denominator for basic earnings per share -
     weighted-average shares                                32,251        33,112
--------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                               304           560
--------------------------------------------------------------------------------
     Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions                               32,555        33,672
--------------------------------------------------------------------------------
Basic earnings per share                                   $  1.89       $  1.78
================================================================================
Diluted earnings per share                                 $  1.88       $  1.76
================================================================================

Note 4  - Segment Reporting

Financial data by segment for June 30, 2000 vs June 30, 1999 is as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Banking             Fee-Based              Funds
Year-to-Date June 30, 2000 (in thousands)                  Business             Business            Management            Totals
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $   112,700          $    12,945          $     3,705          $   129,350
Provision for loan losses                                    (10,318)                (182)                  --              (10,500)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                          102,382               12,763                3,705              118,850
Trust and asset management fees:
     Personal trust                                               --               34,597                   --               34,597
     Corporate financial services                                 --               26,547                   --               26,547
     Asset management                                             --               23,094                   --               23,094
     Amortization of goodwill                                     --               (3,505)                  --               (3,505)
Other operating income                                        20,629                  889                  734               22,252
Securities gains                                               1,644                   --                   16                1,660
-----------------------------------------------------------------------------------------------------------------------------------
Net interest and other income                                124,655               94,385                4,455              223,495
Other expense                                                (66,584)             (63,120)              (1,002)            (130,706)
-----------------------------------------------------------------------------------------------------------------------------------
Segment profit from operations                                58,071               31,265                3,453               92,789
Segment loss from infrequent events                               --                  (63)                  --                  (63)
-----------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    58,071          $    31,202          $     3,453          $    92,726
===================================================================================================================================
Intersegment revenue                                     $    12,017          $     3,886          $     1,868          $    17,771
Depreciation and amortization                                  5,539                3,856                  149                9,544
Investment in equity method investees                             --              178,069                   --              178,069
Segment average assets                                     4,411,961              968,132            3,587,797            8,967,890


Year-to-Date June 30, 1999 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $   100,727          $    10,878          $     8,980          $   120,585
Provision for loan losses                                     (9,441)                 (56)                  --               (9,497)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                           91,286               10,822                8,980              111,088
Trust and asset management fees:
     Personal trust                                               --               31,887                   --               31,887
     Corporate financial services                                 --               22,631                   --               22,631
     Asset management                                             --               20,858                   --               20,858
     Amortization of goodwill                                     --               (2,921)                  --               (2,921)
Other operating income                                        19,198                  942                  415               20,555
Securities gains                                                  --                   --                   24                   24
-----------------------------------------------------------------------------------------------------------------------------------
Net interest and other income                                110,484               84,219                9,419              204,122
Other expense                                                (62,696)             (50,324)              (1,241)            (114,261)
-----------------------------------------------------------------------------------------------------------------------------------
Segment profit from operations                                47,788               33,895                8,178               89,861
Segment loss from infrequent events                               --                 (340)                  --                 (340)
-----------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    47,788          $    33,555          $     8,178          $    89,521
===================================================================================================================================

Intersegment revenue                                     $     5,093          $     3,750          $     1,185          $    10,028
Depreciation and amortization                                  5,069                3,353                  139                8,561
Investment in equity method investees                             --              151,299                   --              151,299
Segment average assets                                     4,148,200              681,864            3,144,426            7,974,490



A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:



--------------------------------------------------------------------------------------
Year-to-Date June 30 (in thousands)                         2000               1999
--------------------------------------------------------------------------------------
Revenue:
Net interest income                                     $   129,350        $   120,585
Other revenues                                              104,645             93,033
Elimination of intersegment revenues                         (2,256)            (2,396)
--------------------------------------------------------------------------------------
     Total consolidated revenues before provision       $   231,739        $   211,222
                                                        ==============================
Profit or loss:
Total profit or loss for reportable segments            $    92,726        $    89,521
Elimination of intersegment profits                          (1,077)            (1,102)
--------------------------------------------------------------------------------------
                                                        $    91,649        $    88,419
                                                        ==============================
Assets:
Total assets for reportable segments                    $ 8,967,890        $ 7,974,490
Other assets                                                215,342            227,899
Elimination of intersegment assets                       (2,015,856)        (1,740,617)
Other assets not allocated to segments                           --                 --
--------------------------------------------------------------------------------------
     Consolidated total average assets                  $ 7,167,376        $ 6,461,772
                                                        ==============================


A description of the Corporation's business lines is contained in Note 18 to its Consolidated Financial Statements in the Corporation's 1999 Annual Report to Shareholders.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------
Net income for the second quarter of 2000 was $30.4 million, or $.94 per share, a 2% increase over the $29.9 million, or $.90 per share, reported for the second quarter of last year. Diluted net income per share for the second quarter of 2000 was also $.94, compared to $.89 for the second quarter of last year.

Total revenues for the second quarter of 2000 reached $115.8 million, a 7% increase over the $107.8 million reported for the second quarter of 1999.

Net interest income for the second quarter of 2000 reached $64.6 million, a 5% increase over the $61.7 million reported for the second quarter of last year.

The quarterly provision for loan losses of $5 million was 11% higher than the $4.5 million for the second quarter of 1999. The reserve for loan losses at quarter-end was $75.5 million, $1.4 million, or 2%, below the $76.9 million reported at December 31, 1999.

Noninterest income for the second quarter of 2000 was $51.2 million, an 11% increase over the $46.1 million reported for the same quarter of last year.

Operating expenses for the second quarter of 2000 were $65.0 million, a 12% increase above the $58.3 million reported for the second quarter of last year.

Return on assets for the six months ended June 30, 2000, on an annualized basis, was 1.71%, down from the 1.84% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 24.21%, as compared with 22.12% for the first six months of 1999.


STATEMENT OF CONDITION
----------------------
Total assets at June 30, 2000 were $7.36 billion, up $162.4 million above the $7.20 billion reported at December 31, 1999. Total earning assets increased $79.0 million over the same period of time, to $6.75 billion, as decreases in investment securities were offset by increases in the loan portfolio.

Total loans at June 30, 2000 were $5.10 billion, an increase of $279.2 million, or 6%, over the December 31, 1999 level of $4.82 billion. Contributing to this increase were: commercial loans of $1.63 billion, which rose $104.9 million, or 7%, over their December 31, 1999 level; commercial construction loans of $370.3 million, which rose $66.6 million, or 22%; residential mortgage loans of $979.8 million, which rose $11.5 million, or 1%; and consumer loans of $1.19 billion, which rose $83.4 million, or 8%. Over half of the loan portfolio growth was from activity in the southeastern Pennsylvania market.

The investment portfolio at June 30, 2000 was $1.56 billion, a decrease of $155.2 million, or 9%, from the December 31, 1999 level of $1.72 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which decreased $66.5 million, or 7%, to $943.2 million; preferred stocks, which decreased $38.2 million, or 27%, to $104.3 million; and asset-backed securities, which decreased $253 million, or 7%, to $336.6 million.

Interest-bearing liabilities at quarter-end were $5.81 billion, $179.9 million, or 3%, above the year-end level of $5.63 billion. Total deposits during the first six months of 2000 increased $79.4 million, while short-term borrowings increased $60.4 million. An increase of $251.1 million in certificates of deposit

$100,000 and over offset decreases in demand, interest-bearing demand and certificates of deposit $100,000 or less. Complementing this higher level of national market certificates of deposit were increased levels of short-term borrowings, primarily Federal funds purchased, which increased $149.5 million over the prior year-end level to $181.2 million.

Shareholders' equity at June 30, 2000 was $525.1 million, $26.9 million, or 5%, over the 1999 year-end level. Earnings of $61.0 million and $5.7 million in new stock issued during that period were offset, in part, by $28.0 million in cash dividends, the repurchase of $8.6 million of treasury stock and a $3.2 million valuation reserve adjustment for the investment portfolio.


NET INTEREST INCOME
-------------------
Net interest income for the second quarter of 2000 on a fully tax-equivalent ("FTE") basis was $66.6 million. This was a $2.8 million, or 4%, increase over the $63.8 million reported for the second quarter of 1999.

Interest income (FTE) for the second quarter of 2000 increased $19.8 million, or 17%, to $134.5 million from $114.8 million for the second quarter of 1999. Contributing to this improvement was a $584.9 million increase in the average level of earning assets, which added $12.0 million to interest revenues. This was complemented by the higher interest rate environment, which added an additional $7.8 million to interest revenues for the quarter. The average rate earned on the Corporation's earning assets during the second quarter of 2000 increased 45 basis points, from 7.49% to 7.94%.

Interest expense for the second quarter of 2000 also increased, rising $16.9 million, or 33%, to $68.0 million. Interest-bearing liabilities, on average, rose $613.3 million over their level of a year ago. This increase in interest-bearing liabilities contributed an additional $8.8 million to interest expense, while the higher rate environment added another $8.1 million to quarterly interest expense. The average rate the Corporation paid for its funds during the second quarter of 2000 was 4.70%, compared to 3.95% for the second quarter of 1999.

The Corporation's net interest margin for the second quarter of 2000 was 3.93%, 23 basis points below the 4.16% reported for the second quarter of a year ago. This decline was driven, in part, by the Corporation's use of the national certificate of deposit markets and Federal funds purchased to fund its balance sheet growth. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the second quarters of 2000 and 1999, respectively.

QUARTERLY ANALYSIS OF EARNINGS


                                                          2000 Second Quarter                        1999 Second Quarter
                                                 ------------------------------------        -------------------------------------
(in thousands; rates on                           Average         Income/     Average        Average         Income/       Average
 tax-equivalent basis)                            balance         expense        rate        balance         expense          rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks                $       --       $       --       -- %       $       --       $       --       -- %
     Federal funds sold and
          securities purchased under
          agreements to resell                       28,903              465       6.36           31,153              366       4.65
----------------------------------------------------------------------------                  ---------------------------
               Total short-term investments          28,903              465       6.36           31,153              366       4.65
                                                 -----------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                  945,912           14,679       5.98          955,088           13,941       5.83
     State and municipal                             11,167              215       7.81           15,125              286       7.65
     Preferred stock                                114,025            2,532       8.15          164,344            2,770       6.81
     Asset-backed securities                        341,938            5,502       6.19          358,445            5,558       6.18
     Other                                          203,704            3,346       6.52           91,348            1,139       5.01
----------------------------------------------------------------------------                  ---------------------------
               Total investment securities        1,616,746           26,274       6.27        1,584,350           23,694       5.98
                                                 -----------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                            1,603,756           34,803       8.60        1,427,631           28,107       7.80
     Real estate-construction                       353,187            8,467       9.48          261,784            5,611       8.47
     Mortgage-commercial                            929,637           20,399       8.68          870,538           19,012       8.64
     Mortgage-residential                           986,132           17,591       7.13          865,662           15,325       7.08
     Consumer                                     1,169,238           26,531       9.09        1,061,560           22,652       8.53
----------------------------------------------------------------------------                  ---------------------------
               Total loans                        5,041,950          107,791       8.50        4,487,175           90,707       8.04
                                                 -----------------------------------------------------------------------------------
               Total earning assets              $6,687,599          134,530       7.94       $6,102,678          114,767       7.49
                                                 ===================================================================================
Funds supporting earning assets
     Savings                                     $  395,967            1,489       1.51       $  421,928            1,837       1.75
     Interest-bearing demand                      1,345,330            7,337       2.19        1,426,040            7,366       2.07
     Certificates under $100,000                    978,312           11,744       4.83        1,162,260           14,637       5.05
     Certificates $100,000 and over               1,754,268           27,329       6.16          759,609            9,810       5.11
----------------------------------------------------------------------------                  ---------------------------
               Total interest-bearing
                  deposits                        4,473,877           47,899       4.27        3,769,837           33,650       3.57
                                                 -----------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                1,059,372           16,321       6.14        1,177,167           14,268       4.83
     U.S. Treasury demand                            64,204              975       6.01           37,192              329       3.50
----------------------------------------------------------------------------                  ---------------------------
               Total short-term borrowings        1,123,576           17,296       6.13        1,214,359           14,597       4.79
                                                 -----------------------------------------------------------------------------------
     Long-term debt                                 168,000            2,762       6.58          168,000            2,763       6.58
----------------------------------------------------------------------------                  ---------------------------

               Total interest-bearing
                  liabilities                   5,765,453          67,957        4.70      5,152,196          51,010          3.95
                                                ----------------------------------------------------------------------------------
     Other noninterest funds                      922,146              --          --        950,482              --            --
-------------------------------------------------------------------------                 --------------------------
               Total funds used to support
                  earning assets               $6,687,599          67,957        4.01     $6,102,678          51,010          3.33
                                                =====================================     ========================================
Net interest income/yield                                          66,573        3.93                         63,757          4.16
     Tax-equivalent adjustment                                    (1,948)                                    (2,036)
                                                                 --------                                   --------
Net interest income                                              $ 64,625                                   $ 61,721
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

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                          Year-to-Date 2000                        Year-to-Date 1999
                                                -------------------------------------     -------------------------------------
(in thousands; rates on                           Average         Income/     Average      Average         Income/      Average
 tax-equivalent basis)                            balance         expense       rate       balance         expense        rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks               $     --        $    --         -- %            --        $    --         -- %
     Federal funds sold and
          securities purchased under
          agreements to resell                      38,196          1,115       5.77          27,817            646       4.62
-------------------------------------------------------------------------                 -------------------------
            Total short-term investments            38,196          1,115       5.77          27,817            646       4.62
                                                ------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                 951,444         29,390       5.96         895,350         25,900       5.80
     State and municipal                            11,566            444       7.79          15,184            571       7.63
     Preferred stock                               123,772          5,315       7.95         166,529          5,583       6.79
     Asset-backed securities                       347,804         11,182       6.19         324,732         10,161       6.25
     Other                                         199,170          6,525       6.54          91,931          2,338       5.11
-------------------------------------------------------------------------                 -------------------------
            Total investment securities          1,633,756         52,856       6.25       1,493,726         44,553       5.98
                                                ------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                           1,558,720         65,865       8.37       1,405,641         54,590       7.74
     Real estate-construction                      340,161         15,995       9.29         245,936         10,540       8.55
     Mortgage-commercial                           923,694         40,094       8.58         871,669         38,179       8.73
     Mortgage-residential                          981,310         34,892       7.11         859,895         31,241       7.24
     Consumer                                    1,146,161         51,594       9.01       1,038,348         44,386       8.60
-------------------------------------------------------------------------                 -------------------------
            Total loans                          4,950,046        208,440       8.37       4,421,489        178,936       8.08
                                                ------------------------------------------------------------------------------
            Total earning assets                $6,621,998        262,411       7.82      $5,943,032        224,135       7.54
                                                ==============================================================================
Funds supporting earning assets
     Savings                                    $  396,518          3,041       1.54      $  415,117          3,805       1.85
     Interest-bearing demand                     1,354,807         14,299       2.12       1,388,077         15,027       2.18
     Certificates under $100,000                 1,011,487         24,305       4.83       1,168,924         29,581       5.10
     Certificates $100,000 and over              1,670,717         50,817       6.02         730,011         19,070       5.20
-------------------------------------------------------------------------                 -------------------------
            Total interest-bearing
              deposits                           4,433,529         92,462       4.16       3,702,129         67,483       3.66
                                                ------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase               1,032,180         30,722       5.93       1,104,382         26,778       4.84
     U.S. Treasury demand                           54,837          1,578       5.69          32,877            799       4.83
-------------------------------------------------------------------------                 -------------------------
            Total short-term borrowings          1,087,017         32,300       5.92       1,137,259         27,577       4.84
                                                ------------------------------------------------------------------------------
     Long-term debt                                168,000          5,523       6.58         168,000          5,519       6.57
-------------------------------------------------------------------------                 -------------------------

             Total interest-bearing
                liabilities                      5,688,546        130,285       4.56       5,007,388        100,579       4.03
                                                ------------------------------------------------------------------------------
     Other noninterest funds                       933,452           --         --           935,644           --         --
     --------------------------------------------------------------------                 -------------------------
               Total funds used to support
                  earning assets                $6,621,998        130,285       3.89      $5,943,032        100,579       3.39
                                                ==============================================================================
Net interest income/yield                                         132,126       3.93                        123,556       4.15
     Tax-equivalent adjustment                                     (3,811)                                   (4,016)
                                                                 --------                                  --------
Net interest income                                              $128,315                                  $119,540
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

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                          -------------------------------------     ---------------------------------------
                                            For the three months ended June 30,           For the six months ended June 30,
                                          -------------------------------------     ---------------------------------------
                                                                     2000/1999                                    1999/1998
                                                            Increase (Decrease)                           Increase (Decrease)
                                                              due to change in                              due to change in
                                          -------------------------------------       --------------------------------------
(in thousands)                            Volume(1)      Rate(2)          Total      Volume(1)       Rate(2)        Total
----------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks         $   --         $  --         $   --         $   --         $   --         $   --
     Federal funds sold and
          securities purchased under
          agreements to resell                 (26)          125             99            242            227            469
----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments                 (26)          125             99            242            227            469
                                          ----------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                  368           370            738          2,717            773          3,490
     State and municipal *                     (76)            5            (71)          (136)             9           (127)
     Preferred stock *                        (661)          423           (238)        (1,054)           786           (268)
     Asset-backed securities                   (59)            3            (56)         1,132           (111)         1,021
     Other *                                 1,431           776          2,207          2,761          1,426          4,187
----------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                1,003         1,577          2,580          5,420          2,883          8,303
                                          ----------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                     3,416         3,280          6,696          5,892          5,383         11,275
     Real estate-construction                1,925           931          2,856          4,006          1,449          5,455
     Mortgage-commercial *                   1,270           117          1,387          2,258           (343)         1,915
     Mortgage-residential                    2,121           145          2,266          4,371           (720)         3,651
     Consumer                                2,284         1,595          3,879          4,611          2,597          7,208
----------------------------------------------------------------------------------------------------------------------------
               Total loans                  11,016         6,068         17,084         21,138          8,366         29,504
----------------------------------------------------------------------------------------------------------------------------
               Total interest income      $ 11,993       $ 7,770       $ 19,763       $ 26,800       $ 11,476       $ 38,276
                                          ==================================================================================
Interest expense:
     Savings                              $   (113)      $  (235)      $   (348)      $   (171)      $   (593)      $   (764)
     Interest-bearing demand                  (415)          386            (29)          (361)          (367)          (728)
     Certificates under $100,000            (2,310)         (583)        (2,893)        (3,993)        (1,283)        (5,276)
     Certificates $100,000 and over         12,848         4,671         17,519         24,730          7,017         31,747
                                          ----------------------------------------------------------------------------------


               Total interest-bearing
                   deposits                 10,010         4,239         14,249         20,205          4,774         24,979
                                          ----------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase          (1,422)        3,475          2,053         (1,747)         5,691          3,944
     U.S. Treasury demand                      239           407            646            536            243            779
----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings               (1,183)        3,882          2,699         (1,211)         5,934          4,723
                                          ----------------------------------------------------------------------------------
     Long-term debt                             (1)         --               (1)          --                4              4
----------------------------------------------------------------------------------------------------------------------------
               Total interest expense     $  8,826       $ 8,121       $ 16,947       $ 18,994       $ 10,712       $ 29,706
                                          ==================================================================================

Changes in net interest income                                         $  2,816                                     $  8,570
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

NON-INTEREST REVENUES AND OPERATING EXPENSES
--------------------------------------------

Non-interest revenues for the second quarter of 2000 were $51.2 million, an increase of $5.1 million, or 11%, over those for the second quarter of a year ago, due primarily to higher trust and asset management fees.

Wealth management and corporate trust fees for the second quarter of 2000 increased $4.2 million, or 12%, to $40.2 million. This represented 35% of the Corporation's operating revenues for the second quarter of 2000, compared to 33% for the second quarter of 1999. Corporate trust fees increased $2.0 million, or 17%, to $13.4 million due in part to double digit fee growth in the Corporation's employee benefit and investment holding company product lines. Asset management fees for the quarter rose $1.3 million, or 15%, to $10.1 million due to strong growth in fees from the Corporation's affiliate managers, whose assets under management have grown 42% over those of the second quarter of 1999 to $16.5 billion. Private client advisory services fees for the quarter rose $867,000, or 5%, to $16.7 million.

Service charges on deposit accounts for the second quarter were $6.2 million, 4% above those of a year ago. Increased transaction fees associated with checking accounts and automated teller machine usage contributed to this increase. Card fees for the second quarter were $2.5 million, an increase of $210,000, or 9%, due primarily to increased interchange fees on ATM transactions.

Other operating income for the second quarter was $4.6 million. This was an increase of $515,000, or 13%, over the $4.1 million reported for the second quarter of 1999. Loan origination and late charge fees rose $117,000, or 9%, and other income rose $998,000, or 164%, as a $1.2 million gain was recorded on the disposition of the Corporation's Maryland retail branches. These increases were offset in part by increased losses from the disposition of automobiles from the leasing portfolio. Those losses increased $886,000, or 79%.

Operating expenses for the second quarter of 2000 increased $6.8 million, or 12%, to $65.0 million. Total personnel expenses for the quarter increased $4.6 million, or 14%, to $38.8 million. Contributing to this increase were higher compensation costs and expansion activity in California, New York, Florida and Pennsylvania. Salaries and wages increased 14%, reflecting higher compensation and bonus expense. Employment benefits expense rose 13% due to higher health insurance costs. Net occupancy expense rose $226,000, or 6%, due to higher costs associated with the leasing of offices in the Corporation's expansion markets as well as higher levels of depreciation on leasehold improvements. Servicing and consulting expenses for the second quarter were $1.8 million, an increase of $484,000, or 37%, over those for the second quarter of last year. For the first six months of 2000, those expenses were $3.6 million, $500,000, or 15%, above the corresponding expenses for the first six months of 1999. Other operating expense for the second quarter rose $975,000, or 10%, due to increased loan origination expenses and processing fees.

Income tax expense for the second quarter of 2000 increased $279,000, or 2%, to $15.4 million. The Corporation's effective tax rate for the second quarter of 2000 was 33.55%, compared to 32.52% for the second three months of 1999.


LIQUIDITY
---------
A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through deposits.

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 22.28%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

ASSET QUALITY AND LOAN LOSS PROVISION
-------------------------------------
The Corporation's provision for loan losses for the second quarter of 2000 was $5.0 million, $500,000, or 11%, higher than the amount provided for the second quarter of 1999. The reserve for loan losses at June 30, 2000 was $75.5 million, a decrease of $1.4 million, or 2%, from the $76.9 million reported at December 31, 1999. The reserve as a percentage of total period-end loans outstanding was 1.48%, down from the year-end level of 1.60%. Net chargeoffs for the second quarter of 2000 were $3.1 million, an increase of $448,000, or 17%, over those for the corresponding period of 1999.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)                    June 30, 2000        December 31, 1999       June 30, 1999
----------------------------------------------------------------------------------------------------------
Nonaccruing                                        $49,476                $29,184                $34,764
Past due 90 days or more                            11,260                 16,520                 28,369
--------------------------------------------------------------------------------------------------------
Total                                              $60,736                $45,704                $63,133
                                                   =====================================================

Percent of total loans at period-end                  1.19%                   .95%                  1.38%

Other real estate owned                            $   802                $   576                $   922


Nonaccruing loans at June 30, 2000 were $49.5 million, an increase of $20.3 million, or 70%, over the $29.2 million reported at December 31, 1999. This includes $13.0 million of credits to a borrower about which the Corporation had serious doubt at March 31, 2000 that were placed in nonaccrual status in May of 2000. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at June 30, 2000 was $802,000, an increase of $226,000, or 39%, from the December 31, 1999 level of $576,000. Nonperforming assets (other real estate owned plus nonaccrual loans) at June 30, 2000 totaled $50.3 million, or .99% of period-end loans outstanding. This was an increase of $20.5 million, or 69%, over the $29.8 million, or .62% of period-end loans outstanding, reported at December 31, 1999. As a result of the Corporation's ongoing monitoring of its loan portfolio, at June 30, 2000, approximately $39.3 million of its loans were identified that are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 1.53 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

CAPITAL RESOURCES
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the second quarter of 2000 was 10.52%, and its core (Tier 1) leveraged capital ratio was 5.50%. The corresponding ratios at year-end 1999 were 10.67% and 5.65%, respectively. Both of these ratios are above the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


OTHER INFORMATION
-----------------

Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires derivative instruments be carried at fair value on the balance sheet. These statements continue to allow the hedging of various risks with derivative instruments and set forth specific criteria to be used to determine when hedge accounting can be used. The statements provide for changes in fair value of cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. For derivative instruments not accounted for as hedges, changes in fair value are also required to be recognized in earnings. The Corporation plans to adopt the provisions of these statements, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adoption of SFAS No. 133 on the Corporation's financial position, results of operations and cash flows is not presently determinable and will depend on the financial position and the nature and purpose of the derivative instruments in use at that time.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of June 30, 2000, that a gradual 250-basis-point increase in market interest rates would reduce net interest income by 4.5% over a one-year period. This figure compares to a projected decrease at

December 31, 1999 of 5.5%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of June 30, 2000, that net interest income would increase 1.8% over a one-year period. This figure compares to a projected decrease at December 31, 1999 of 2.9%. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period, given a change in interest rates.

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

The Corporation's model employs assumptions that reflect the historical adjustment paths of the Corporation's retail deposit rates to changes in the level of market interest rates. In addition, some of the Corporation's retail-deposit rates reach historic lows within the 250-basis-point decline scenario. The Corporation's model freezes the rates for these deposit products when they equal their historic lows. These model assumptions (asymmetrical adjustments and rate floors based on new historic lows) limit the extent to which deposit rates are expected to adjust in a declining rate scenario and contribute to the projected simulation results.

Changes in residential mortgage loan, CMO and asset-backed security balances are driven by their contractual obligations and prepayments. While contractual obligations are not typically influenced by changes in interest rates, prepayment activity (including refinancing) can shift dramatically with changes in interest rates. The Corporation's prepayment assumptions are based on industry estimates for loans with similar coupons and remaining maturities. A 250-basis-point decline in interest rates can lead to a significant increase in prepayments when available reinvestment opportunities of similar risk carry lower returns. Conversely, should interest rates rise 250 basis points, the same balances are not likely to prepay at the same rate, but instead are likely to lengthen in effective maturity as debtors elect not to prepay and to retain these now below-market credit terms for as long as possible. Holders of mortgages, asset-backed securities and CMOs are left with returns below those prevailing in the current environment. This prepayment-driven effect also contributes to the projected simulation results.

During the second quarter of 2000, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the second quarter of 2000 totaled $24.2 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At June 30, 2000, the Corporation was not committed to any interest rate swaps. At June 30, 2000, the Corporation was committed to interest rate floors with a total notional amount of $125 million, down from $225 million at year-end 1999. The floors have remaining maturities of between .5 and 24 months, with a weighted average maturity of 14 months. The net interest differential, the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

Part II. Other Information

         Item 1 - Legal Proceedings
                  Not Applicable

         Item 2 - Change In Securities and Use of Proceeds
                  Not Applicable

         Item 3 - Defaults Upon Senior Securities
                  Not Applicable

         Item 4 - Submission of Matters to a Vote of Security Holders

                  At the Corporation's Annual Shareholders' Meeting held on May 11, 2000 (the "Annual Meeting"), the nominees for directors of the Corporation proposed were elected. The votes cast for those nominees were as follows:


                                                    For               Withheld
                                                    ---               --------
                  Ted T. Cecala                  26,021,579           346,316
                  Richard R. Collins             25,567,647           800,248
                  Hugh E. Miller                 26,098,707           269,188
                  David P. Roselle               26,099,389           268,506
                  Thomas P. Sweeney              26,081,542           286,353

                  In addition, at the Annual Meeting, the Corporation's shareholders approved the Corporation's 2000 Employee Stock Purchase Plan. That plan, designed to encourage wider ownership of the Corporation's common stock by its employees, is for a term of four years and authorizes the issuance of up to 400,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:

            For                     Against                    Abstain
            ---                     -------                    -------
         25,727,266                 463,918                    176,711

         Item 5 - Other Information
                  Not Applicable

         Item 6 - Exhibits and Reports on Form 8-K

         The exhibits listed below are being filed as part of this report. These exhibits will be made available to any shareholder upon receipt of a written request therefor, together with payment of $.20 per page for duplicating costs.

Exhibit Number                         Exhibit
--------------                         -------
11                  Statement re computation of per share earnings

27                  Financial data schedule

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 11, 2000          /s/ Gerald F. Sopp
                                  ----------------------------------------------
                                  Name:    Gerald F. Sopp
                                  Title:   Vice President and
                                           Controller

                                           (Authorized Officer and
                                           Principal Accounting Officer)