Form 10-Q
period 2000-09-30
WILMINGTON TRUST CORP
filed 2000-11-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ____________ to ___________

         Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
        ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                               51-0328154
------------------------------------       -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
   ---------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (302) 651-1000
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 2000 - 32,360,815 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                        Page
                                                                                        ----
Part I.     Financial Information


         Item 1 - Financial Statements

                  Consolidated Statements of Condition                                    4
                  Consolidated Statements of Income                                       6
                  Consolidated Statements of Cash Flows                                   8
                  Notes to Consolidated Financial Statements                             10

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              14

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk             24

Part II.   Other Information

         Item 1 - Legal Proceedings                                                      27
         Item 2 - Changes in Securities and Use of Proceeds                              27
         Item 3 - Defaults Upon Senior Securities                                        27
         Item 4 - Submission of Matters to a Vote of Security Holders                    27
         Item 5 - Other Information                                                      27
         Item 6 - Exhibits and Reports on Form 8-K                                       27

         Exhibit 11
         Exhibit 27

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                               ------------------------------
                                                                               September 30,     December 31,
(in thousands)                                                                         2000             1999
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $   112,458        $   225,145
                                                                               ------------------------------
Interest-bearing time deposits in other banks                                           --                 --
                                                                               ------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                   91,450            129,760
                                                                               ------------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                       863,515            997,799
       Obligations of state and political subdivisions                              14,048              4,732
       Other securities                                                            584,556            683,736
-------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                      1,462,119          1,686,267
                                                                               ------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                        11,157             11,960
       Obligations of state and political subdivisions                               6,695              7,244
       Other securities                                                              4,340             12,028
-------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $22,237 and $31,150, respectively)                                22,192             31,232
                                                                               ------------------------------
Loans:
       Commercial, financial and agricultural                                    1,699,439          1,521,336
       Real estate-construction                                                    398,850            303,734
       Mortgage-commercial                                                         943,379            919,297
       Mortgage-residential                                                        984,092            968,259
       Consumer                                                                  1,262,731          1,108,945
       Unearned income                                                                (583)            (1,492)
-------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                  5,287,908          4,820,079
       Reserve for loan losses                                                     (76,180)           (76,925)
-------------------------------------------------------------------------------------------------------------
             Net loans                                                           5,211,728          4,743,154
                                                                               ------------------------------
Premises and equipment, net                                                        128,085            132,160
Goodwill and other intangible assets, net of accumulated amortization
       of $13,205 in 2000 and $9,700 in 1999                                       175,541            148,005
Accrued interest receivable                                                         49,881             43,672
Other assets                                                                        49,564             62,549
-------------------------------------------------------------------------------------------------------------
             Total assets                                                      $ 7,303,018        $ 7,201,944
                                                                               ==============================

                                                                              -------------------------------
                                                                              September 30,       December 31,
(in thousands)                                                                        2000               1999
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                              $   994,718        $   994,643
       Interest-bearing:
             Savings                                                               356,740            393,750
             Interest-bearing demand                                             1,296,484          1,397,574
             Certificates under $100,000                                           951,255          1,067,729
             Certificates $100,000 and over                                      1,695,344          1,515,788
-------------------------------------------------------------------------------------------------------------
             Total deposits                                                      5,294,541          5,369,484
                                                                               ------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                      1,102,386            970,858
       U.S. Treasury demand                                                         70,227             95,000
       Line of credit                                                               18,000             25,000
-------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                         1,190,613          1,090,858
                                                                               ------------------------------
Accrued interest payable                                                            77,729             56,012
Other liabilities                                                                   13,488             19,359
Long-term debt                                                                     168,000            168,000
-------------------------------------------------------------------------------------------------------------
             Total liabilities                                                   6,744,371          6,703,713
                                                                               ------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                                  39,264             39,264
       Capital surplus                                                              72,344             70,749
       Retained earnings                                                           739,132            689,598
       Accumulated other comprehensive income                                      (22,100)           (34,796)
-------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                       828,640            764,815
       Less:  Treasury stock, at cost, 6,903,358 and
                   6,911,398 shares, respectively                                 (269,993)          (266,584)
-------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                            558,647            498,231
                                                                               ------------------------------
             Total liabilities and stockholders' equity                        $ 7,303,018        $ 7,201,944
                                                                               ==============================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                       ------------------------------------------------------------
                                                       For the three months ended       For the nine months ended
                                                                    September 30,                   September 30,
                                                       ------------------------------------------------------------
(in thousands; except per share data)                    2000             1999             2000             1999
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                             $ 110,604        $  93,236        $ 317,120        $ 270,073
Interest and dividends on investment securities:
     Taxable interest                                     21,839           22,506           67,689           60,099
     Tax-exempt interest                                     175              180              470              560
     Dividends                                             2,234            2,413            7,058            7,076
Interest on time deposits in other banks                      --               --               --               --
Interest on federal funds sold and securities
     purchased under agreements to resell                    351              229            1,466              875
-------------------------------------------------------------------------------------------------------------------
     Total interest income                               135,203          118,564          393,803          338,683
                                                       ------------------------------------------------------------
Interest on deposits                                      47,982           37,179          140,444          104,662
Interest on short-term borrowings                         21,836           15,537           54,136           43,114
Interest on long-term debt                                 2,769            2,771            8,292            8,290
-------------------------------------------------------------------------------------------------------------------
     Total interest expense                               72,587           55,487          202,872          156,066
                                                       ------------------------------------------------------------
Net interest income                                       62,616           63,077          190,931          182,617
Provision for loan losses                                 (6,400)          (4,000)         (16,900)         (13,500)
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                 56,216           59,077          174,031          169,117
                                                       ------------------------------------------------------------
OTHER INCOME
Advisory fees                                             41,301           37,102          121,818          109,188
Service charges on deposit accounts                        6,459            6,553           18,891           17,927
Card fees                                                  2,416            2,523            7,141            6,805
Sale of branch locations                                   6,082               --            7,282               --
Other operating income                                     2,565            2,853            5,455            6,773
Securities gains                                          (3,436)             821           (1,776)             845
-------------------------------------------------------------------------------------------------------------------
     Total other income                                   55,387           49,852          158,811          141,538
                                                       ------------------------------------------------------------
     Net interest and other income                       111,603          108,929          332,842          310,655
                                                       ------------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                          38,861           38,654          119,383          106,667
Net occupancy                                              4,096            4,161           11,900           11,209
Furniture and equipment                                    6,033            5,631           17,280           15,719
Stationery and supplies                                    1,499            1,502            4,671            4,561

Servicing and consulting fees                              2,025            1,830            5,579            4,915
Advertising and contributions                              2,080            2,105            5,787            6,003
Other operating expense                                    9,933            9,078           29,517           27,194
-------------------------------------------------------------------------------------------------------------------
     Total other expense                                  64,527           62,961          194,117          176,268
                                                       ------------------------------------------------------------
NET INCOME
Income before income taxes                                47,076           45,968          138,725          134,387
Applicable income taxes                                   15,986           15,242           46,591           44,559
-------------------------------------------------------------------------------------------------------------------
     Net income                                        $  31,090        $  30,726        $  92,134        $  89,828
                                                       ============================================================
     Net income per share:
          basic                                        $    0.96        $    0.94        $    2.85        $    2.72
                                                       ============================================================
          diluted                                      $    0.95        $    0.92        $    2.83        $    2.68
                                                       ============================================================
     Weighted average shares outstanding:
          basic                                           32,342           33,005           32,282           33,076
          diluted                                         32,712           33,400           32,607           33,580
     Cash dividends per share                          $    0.45        $    0.42        $    1.32        $    1.23


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                   ------------------------------
                                                                                      For the nine months ended
                                                                                                  September 30,
(in thousands)                                                                        2000                 1999
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                    $    92,134        $    89,828
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                              16,900             13,500
                 Provision for depreciation                                             13,904             12,242
                 Amortization of investment securities available for sale
                        discounts and premiums                                           4,692              2,528
                 Accretion of investment securities held to maturity
                        discounts and premiums                                             (11)               (47)
                 Deferred income taxes                                                     284              3,334
                 Securities losses/(gains)                                               1,776               (845)
                 Decrease/(increase) in other assets                                    11,973            (26,599)
                 Increase/(decrease) in other liabilities                                9,292             (7,025)
-----------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                       150,944             86,916
                                                                                   ------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                   331,280            891,114
     Proceeds from maturities of investment securities available for sale              213,852            221,925
     Proceeds from maturities of investment securities held to maturity                  9,051             39,850
     Purchases of investment securities available for sale                            (307,614)        (1,543,667)
     Purchases of investment securities held to maturity                                    --             (1,000)
     Investments in affiliates                                                         (33,017)           (27,658)
     Gross proceeds from sales of loans                                                 41,415             69,919
     Purchases of loans                                                                 (6,851)            (7,070)
     Net increase in loans                                                            (520,038)          (388,181)
     Net increase in premises and equipment                                             (9,829)           (13,693)
-----------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                        (281,751)          (758,461)
                                                                                   ------------------------------
FINANCING ACTIVITIES
     Net (increase)/decrease in demand, savings and interest-bearing
            demand deposits                                                           (138,025)            85,327
     Net increase in certificates of deposit                                            63,082            443,356
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                             124,528            129,707
     Net (decrease)/increase in U.S. Treasury demand                                   (17,773)            50,547
     Net (decrease)/increase in line of credit                                          (7,000)            20,000
     Cash dividends                                                                    (42,600)           (40,729)
     Proceeds from common stock issued under employment benefit plans                    6,267             10,688
     Payments for common stock acquired through buybacks                                (8,669)           (62,632)

-----------------------------------------------------------------------------------------------------------------
                        Net cash (used for)/provided by financing activities           (20,190)           636,264
                                                                                   ------------------------------
     Decrease in cash and cash equivalents                                            (150,997)           (35,281)
     Cash and cash equivalents at beginning of period                                  354,905            288,079
-----------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                $   203,908        $   252,798
                                                                                   ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                               $   205,034        $   157,356
            Taxes                                                                       51,420             51,910
     Loans transferred during the period:
            To other real estate owned                                             $     1,770        $     1,727
            From other real estate owned                                                 1,690              2,283

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

Note 2 - Comprehensive Income

         Total comprehensive income for the Corporation included net income and the after-tax, unrealized gains and/or losses on the Corporation's investment securities available-for-sale portfolio. For the three months ended September 30, 2000 and 1999, total comprehensive income, net of taxes, was $47,021,000 and $30,695,000, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive income, net of taxes, was $104,830,000 and $67,236,000, respectively.



Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                                                -------------------------
                                                                                For the nine months ended
                                                                                            September 30,
                                                                                -------------------------
(in thousands; except per share data)                                                2000          1999
---------------------------------------------------------------------------------------------------------
Numerator
     Net income                                                                   $92,134       $89,828
---------------------------------------------------------------------------------------------------------
Denominator
     Denominator for basic earnings per share - weighted-average shares            32,282        33,076
---------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                                                      325           504
---------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share - adjusted weighted-average
          shares and assumed conversions                                           32,607        33,580
---------------------------------------------------------------------------------------------------------

Basic earnings per share                                                          $  2.85       $  2.72
=========================================================================================================
Diluted earnings per share                                                        $  2.83       $  2.68
=========================================================================================================

Note 4  - Segment Reporting

For the purposes of reporting our results, we divide our business activities into two segments. Our banking and fee-based segments comprise the services we provide to customers. Previously we reported a funds management segment, which included activities not directly customer-related, but which were undertaken primarily for the Corporation's general purposes. Those activities included management of the investment portfolio, funding and interest rate risk management. Those activities now are reflected in the banking and fee-based segments and the 1999 amounts have been restated to reflect this change.

The banking and fee-based segments are managed separately but have overlapping markets, customers and systems. The Corporation's strategy to develop full relationships across a broad product array allow these two segments to market separate products and services to a common base of customers.

The banking segment includes lending, deposit-taking and branch banking in our primary markets of Delaware, Pennsylvania and Maryland, along with institutional deposit-taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts and various savings and money market accounts.

The fee-based segment includes personal trust, asset management, mutual fund, corporate trust and employee benefit plan services to individuals and corporations in the United States and some 50 other countries. Personal trust activities include trust services, private banking, estate settlement and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate trust activities include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before income taxes and without including nonrecurring gains and losses. The Corporation generally records intersegment sales and transfers as if the sales or transfers were to third parties (i.e., at current market prices). Profit or loss from infrequent events such as the sale of a business are reported separately for each segment.

Financial data by segment for September 30, 2000 vs September 30, 1999 is as follows:

------------------------------------------------------------------------------------------------------
                                                      Banking           Fee-Based
Year-to-Date September 30, 2000 (in thousands)        Business           Business            Totals
------------------------------------------------------------------------------------------------------
Net interest income                                  $   167,351        $    23,580        $   190,931
Provision for loan losses                                (16,598)              (302)           (16,900)
------------------------------------------------------------------------------------------------------
Net interest income after provision                      150,753             23,278            174,031
Total advisory fees:
     Private client advisory services                      3,277             70,683             73,960
     Corporate financial services                          1,655             35,903             37,558
     Affiliate managers                                       --             15,780             15,780
     Amortization of goodwill                                 --             (5,480)            (5,480)
Other operating income                                    30,391              1,178             31,569
Securities gains                                          (1,776)                --             (1,776)
------------------------------------------------------------------------------------------------------
Net interest and other income                            184,300            141,342            325,642
Other expense                                           (107,188)           (86,929)          (194,117)
------------------------------------------------------------------------------------------------------
Segment profit from operations                            77,112             54,413            131,525
Segment gain from infrequent events                        7,200                 --              7,200
------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    84,312        $    54,413        $   138,725
======================================================================================================
Intersegment revenue                                 $     1,419        $    (1,419)       $        --
Depreciation and amortization                              8,992              5,706             14,698
Investment in equity method investees                         --            189,186            189,186
Segment average assets                                 5,815,521          1,378,416          7,193,937
Return on assets                                            1.29%              3.50%              1.71%
Return on stockholders' equity                             20.48%             31.37%             23.71%
Pre-tax profit margin                                      39.54%             38.13%             38.97%
Efficiency ratio                                           50.26%             60.91%             54.53%

Year-to-Date September 30, 1999 (in thousands)
------------------------------------------------------------------------------------------------------
Net interest income                                  $   161,710       $     20,906        $   182,616
Provision for loan losses                                (13,323)              (177)           (13,500)
------------------------------------------------------------------------------------------------------
Net interest income after provision                      148,387             20,729            169,116
Total advisory fees:
     Private client advisory services                      3,197             65,030             68,227
     Corporate financial services                          1,566             30,951             32,517
     Affiliate managers                                       --             12,981             12,981
     Amortization of goodwill                                 --             (4,537)            (4,537)
Other operating income                                    29,157              1,548             30,705
Securities gains                                             676                169                845
------------------------------------------------------------------------------------------------------
Net interest and other income                            182,983            126,871            309,854
Other expense                                           (100,015)           (76,254)          (176,269)
------------------------------------------------------------------------------------------------------
Segment profit from operations                            82,968             50,617            133,585
Segment gain from infrequent events                           --                800                800
------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $    82,968        $    51,417        $   134,385
======================================================================================================

Intersegment revenue                                 $      (213)       $       213        $        --
Depreciation and amortization                              8,044              5,037             13,081
Investment in equity method investees                         --            159,795            159,795
Segment average assets                                 5,411,723          1,171,653          6,583,376
Return on assets                                            1.37%              3.92%              1.82%
Return on stockholders' equity                             19.63%             28.86%             22.36%
Pre-tax profit margin                                      41.18%             39.92%             40.69%
Efficiency ratio                                           49.64%             59.20%             53.37%


A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:

-----------------------------------------------------------------------------------
Year-to-Date September 30 (in thousands)                   2000             1999
-----------------------------------------------------------------------------------
Revenue:
Total revenues for reportable segments                  $  342,542       $  323,355
Other revenues                                               7,200              800
Elimination of intersegment revenues                            --               --
-----------------------------------------------------------------------------------
     Total consolidated revenues before provision       $  349,742       $  324,155
                                                        ===========================
Profit or loss:
Total profit or loss for reportable segments            $  138,725       $  134,385
Elimination of intersegment profits                             --               --
-----------------------------------------------------------------------------------
                                                        $  138,725       $  134,385
                                                        ===========================
Assets:
Total assets for reportable segments                    $7,193,937       $6,583,376
Other assets                                                    --               --
Elimination of intersegment assets                              --               --
-----------------------------------------------------------------------------------
     Consolidated total average assets                  $7,193,937       $6,583,376
                                                        ===========================

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
-------

Net income for the third quarter of 2000 was $31.1 million, or $.96 per share, a 1% increase over the $30.7 million, or $.94 per share, reported for the third quarter of 1999. Diluted net income per share for the third quarter of 2000 was $.95, compared to $.92 for the third quarter of last year.

Total revenues for the third quarter of 2000 reached $118.0 million, a 4% increase over the $112.9 million reported for the third quarter of 1999.

Net interest income for the third quarter of 2000 reached $62.6 million, a 1% decrease from the $63.1 million reported for the third quarter of last year.

The quarterly provision for loan losses of $6.4 million was 60% higher than the $4.0 million for the third quarter of 1999. The reserve for loan losses at quarter-end was $76.2 million, $745,000, or 1%, below the $76.9 million reported at December 31, 1999.

Noninterest income for the third quarter of 2000 was $55.4 million, an 11% increase over the $49.9 million reported for the same quarter of last year.

Operating expenses for the third quarter of 2000 were $64.5 million, a 2% increase above the $63.0 million reported for the third quarter of last year.

Return on assets for the nine months ended September 30, 2000, on an annualized basis, was 1.71%, down from the 1.82% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 23.71%, compared with 22.36% for the first nine months of 1999.

STATEMENT OF CONDITION
----------------------

Total assets at September 30, 2000 were $7.30 billion, $101.1 million above the $7.20 billion reported at December 31, 1999. Total earning assets increased $196.3 million over that period of time, to $6.86 billion, as decreases in investment securities were offset by increases in the loan portfolio.

Total loans at September 30, 2000 were $5.29 billion, an increase of $467.8 million, or 10%, over the December 31, 1999 level of $4.82 billion. Contributing to this increase were: commercial loans of $1.70 billion, which rose $178.1 million, or 12%, over their December 31, 1999 level; commercial construction loans of $398.9 million, which rose $95.1 million, or 31%; residential mortgage loans of $984.1 million, which rose $15.8 million, or 2%; and consumer loans of $1.26 billion, which rose $153.8 million, or 14%. Over half of the loan portfolio growth was from activity in the southeastern Pennsylvania market.

The investment portfolio at September 30, 2000 was $1.48 billion, a decrease of $233.2 million, or 14%, from the December 31, 1999 level of $1.72 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which decreased $135.1 million, or 13%, to $874.7 million; preferred stocks, which decreased $43.9 million, or 31%, to $98.6 million; and asset-backed securities, which decreased $68.7 million, or 19%, to $293.1 million.

Interest-bearing liabilities at quarter-end were $5.66 billion, $24.7 million above the year-end level of $5.63 billion. Total deposits during the first nine months of 2000 decreased $74.9 million, while short-term borrowings increased $99.8 million. An increase of $179.6 million in certificates of deposit $100,000 and over offset decreases in savings and interest-bearing demand accounts and certificates of deposit $100,000 or less. Complementing this higher level of national market certificates of deposit were increased levels of short-term borrowings, primarily Federal funds purchased, which increased $153.0 million over the prior year-end level to $184.7 million.

Shareholders' equity at September 30, 2000 was $558.6 million, $60.4 million, or 12%, over the 1999 year-end level. Earnings of $92.1 million, a $12.7 million valuation reserve adjustment for the investment portfolio and $6.9 million in new stock issued during that period were partially offset by $42.6 million in cash dividends and the repurchase of $8.7 million of treasury stock.

NET INTEREST INCOME
-------------------
Net interest income for the third quarter of 2000 on a fully tax-equivalent ("FTE") basis was $64.5 million. This was a $550,000, or 1%, decrease from the $65.1 million reported for the third quarter of 1999.

Interest income (FTE) for the third quarter of 2000 increased $16.6 million, or 14%, to $137.1 million from $120.5 million for the third quarter of 1999. Contributing to this improvement was a $383.8 million increase in the average level of earning assets, which added $9.1 million to interest revenues. This was complemented by the higher interest rate environment, which added $7.5 million to interest revenues for the quarter. The average rate earned on the Corporation's earning assets during the third quarter of 2000 increased 51 basis points, from 7.56% to 8.07%.

Interest expense for the third quarter of 2000 also increased, rising $17.1 million, or 31%, to $72.6 million. Interest-bearing liabilities, on average, rose $401.2 million over their level of a year ago. This increase in interest-bearing liabilities contributed an additional $6.1 million to interest expense, while the higher rate environment added another $11.0 million to quarterly interest expense. The average rate the Corporation paid for its funds during the third quarter of 2000 was 5.01%, compared to 4.12% for the third quarter of 1999.

The Corporation's net interest margin for the third quarter of 2000 was 3.80%, 28 basis points below the 4.08% reported for the third quarter of a year ago. This decline was driven, in part, by the Corporation's increasing use of the national certificate of deposit markets and Federal funds purchased to fund its balance sheet growth. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the third quarters of 2000 and 1999, respectively.

QUARTERLY ANALYSIS OF EARNINGS



                                                            2000 Third Quarter                       1999 Third Quarter
                                                  ---------------------------------------    --------------------------------------
(in thousands; rates on                             Average         Income/       Average     Average          Income/      Average
 tax-equivalent basis)                              balance         expense         rate      balance          expense        rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks                 $       --       $       --         --%    $       --       $       --         --%
     Federal funds sold and
          securities purchased under
          agreements to resell                        20,989              351       6.54         17,428              229       5.14
-----------------------------------------------------------------------------                ---------------------------
               Total short-term investments           20,989              351       6.54         17,428              229       5.14
                                                  ---------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                   905,187           13,992       6.00        991,511           14,864       5.89
     State and municipal                              13,622              243       7.22         14,412              282       7.93
     Preferred stock                                 104,693            2,375       8.33        158,510            2,854       7.19
     Asset-backed securities                         311,663            4,988       6.18        388,085            6,140       6.22
     Other                                           194,594            3,514       7.14        142,094            1,959       5.51
-----------------------------------------------------------------------------                ---------------------------
               Total investment securities         1,529,759           25,112       6.36      1,694,612           26,099       6.07
                                                  ---------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                             1,586,943           35,476       8.77      1,432,059           28,612       7.84
     Real estate-construction                        385,514            9,457       9.60        278,861            6,365       8.93
     Mortgage-commercial                             940,322           20,888       8.69        879,705           19,338       8.60
     Mortgage-residential                            983,218           17,680       7.19        908,216           15,947       7.02
     Consumer                                      1,219,631           28,129       9.14      1,071,665           23,953       8.84
-----------------------------------------------------------------------------                ---------------------------
              Total loans                          5,115,628          111,630       8.60      4,570,506           94,215       8.12
                                                  ---------------------------------------------------------------------------------
              Total earning assets                $6,666,376          137,093       8.07     $6,282,546          120,543       7.56
                                                  =================================================================================

Funds supporting earning assets
     Savings                                      $  374,342            1,430       1.52     $  415,125            1,807       1.73
     Interest-bearing demand                       1,306,118            7,481       2.28      1,351,980            7,373       2.16
     Certificates under $100,000                     964,535           12,164       5.02      1,133,085           14,159       4.96
     Certificates $100,000 and over                1,602,632           26,907       6.57      1,048,284           13,840       5.17
-----------------------------------------------------------------------------                ---------------------------
               Total interest-bearing
                 deposits                          4,247,627           47,982       4.45      3,948,474           37,179       3.72
                                                  ---------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                 1,273,912           21,138       6.59      1,176,419           14,991       5.06
     U.S. Treasury demand                             42,103              698       6.49         37,522              546       5.69
-----------------------------------------------------------------------------                ---------------------------
               Total short-term
                 borrowings                        1,316,015           21,836       6.59      1,213,941           15,537       5.08
                                                  ---------------------------------------------------------------------------------
     Long-term debt                                  168,000            2,769       6.59        168,000            2,771       6.60
-----------------------------------------------------------------------------                ---------------------------

          Total interest-bearing
             liabilities                     5,731,642           72,587       5.01        5,330,415           55,487       4.12
                                             ----------------------------------------------------------------------------------

Other noninterest funds                        934,734               --         --          952,131               --         --
-----------------------------------------------------------------------                  ---------------------------
          Total funds used to support
             earning assets                 $6,666,376           72,587       4.27       $6,282,546           55,487       3.48
                                            ===================================================================================

Net interest income/yield                                        64,506       3.80                            65,056       4.08
     Tax-equivalent adjustment                                   (1,890)                                      (1,979)
                                                             ----------                                   ----------
Net interest income                                          $   62,616                                   $   63,077
                                                             ==========                                   ==========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS



                                                                        Year-to-Date 2000                         Year-to-Date 1999
                                                  ---------------------------------------   ---------------------------------------
(in thousands; rates on                            Average          Income/       Average    Average          Income/       Average
 tax-equivalent basis)                             balance          expense         rate     balance          expense         rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Time deposits in other banks                 $       --       $       --        --%    $       --       $       --        --%
     Federal funds sold and
          securities purchased under
          agreements to resell                        32,419            1,466       5.94        24,315              875       4.75
-----------------------------------------------------------------------------               ---------------------------
               Total short-term investments           32,419            1,466       5.94        24,315              875       4.75
                                                  --------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                                   935,912           43,382       5.97       927,756           40,764       5.83
     State and municipal                              12,256              687       7.57        14,924              853       7.73
     Preferred stock                                 117,366            7,690       8.07       163,827            8,437       6.92
     Asset-backed securities                         335,669           16,170       6.19       346,082           16,301       6.24
     Other                                           197,634           10,039       6.74       108,836            4,297       5.27
-----------------------------------------------------------------------------               ---------------------------
               Total investment securities         1,598,837           77,968       6.28     1,561,425           70,652       6.01
                                                  --------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                             1,568,196          101,341       8.50     1,414,544           83,202       7.77
     Real estate-construction                        355,389           25,452       9.40       257,032           16,905       8.68
     Mortgage-commercial                             929,277           60,982       8.62       874,377           57,517       8.68
     Mortgage-residential                            981,951           52,572       7.14       876,179           47,188       7.16
     Consumer                                      1,170,830           79,723       9.06     1,049,575           68,339       8.68
-----------------------------------------------------------------------------               ---------------------------
               Total loans                         5,005,643          320,070       8.45     4,471,707          273,151       8.10
                                                  --------------------------------------------------------------------------------
               Total earning assets               $6,636,899          399,504       7.90    $6,057,447          344,678       7.55
                                                  ================================================================================
Funds supporting earning assets
     Savings                                      $  389,072            4,471       1.53    $  415,119            5,612       1.81
     Interest-bearing demand                       1,338,460           21,780       2.17     1,375,913           22,400       2.18
     Certificates under $100,000                     995,722           36,469       4.89     1,156,846           43,740       5.06
     Certificates $100,000 and over                1,647,856           77,724       6.20       837,268           32,910       5.18
-----------------------------------------------------------------------------               ---------------------------
               Total  interest-bearing
                  deposits                         4,371,110          140,444       4.25     3,785,146          104,662       3.68
                                                  --------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                 1,113,346           51,860       6.18     1,128,659           41,769       4.92
     U.S. Treasury demand                             50,561            2,276       5.91        34,442            1,345       5.15
-----------------------------------------------------------------------------               ---------------------------
               Total short-term borrowings         1,163,907           54,136       6.17     1,163,101           43,114       4.92
                                                  --------------------------------------------------------------------------------
     Long-term debt                                  168,000            8,292       6.58       168,000            8,290       6.58
-----------------------------------------------------------------------------               ---------------------------

               Total interest-bearing
                  liabilities                     5,703,017          202,872       4.71        5,116,247          156,066       4.06
                                                 -----------------------------------------------------------------------------------
     Other noninterest funds                        933,882               --         --          941,200               --         --
----------------------------------------------------------------------------                  ---------------------------
               Total funds used to support
                  earning assets                 $6,636,899          202,872       4.01       $6,057,447          156,066       3.42
                                                 ===================================================================================
Net interest income/yield                                            196,632       3.89                           188,612       4.13
     Tax-equivalent adjustment                                        (5,701)                                      (5,995)
                                                                  ----------                                   ----------
Net interest income                                               $  190,931                                   $  182,617
                                                                  ==========                                   ==========


Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                            ----------------------------------------     ---------------------------------------
                                            For the three months ended September 30,     For the nine months ended September 30,
                                            ----------------------------------------     ---------------------------------------
                                                                           2000/1999                                   2000/1999
                                                                 Increase (Decrease)                         Increase (Decrease)
                                                                    due to change in                            due to change in
                                            ----------------------------------------     ----------------------------------------
                                                1              2                            1               2
(in thousands)                               Volume           Rate           Total        Volume           Rate           Total
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks           $     --        $     --        $     --     $     --        $     --        $     --
     Federal funds sold and
          securities purchased under
          agreements to resell                    47              75             122          293             298             591
---------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   investments                    47              75             122          293             298             591
                                            -------------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                 (1,147)            275            (872)       1,572           1,046           2,618
     State and municipal *                       (15)            (24)            (39)        (152)            (14)           (166)
     Preferred stock *                          (823)            344            (479)      (1,866)          1,119            (747)
     Asset-backed securities                  (1,122)            (30)         (1,152)         (11)           (120)           (131)
     Other *                                     750             805           1,555        3,558           2,184           5,742
---------------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                 (2,357)          1,370            (987)       3,101           4,215           7,316
                                            -------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                       3,052           3,812           6,864        8,938           9,201          18,139
     Real estate-construction                  2,394             698           3,092        6,391           2,156           8,547
     Mortgage-commercial *                     1,310             240           1,550        3,567            (102)          3,465
     Mortgage-residential                      1,323             410           1,733        5,670            (286)          5,384
     Consumer                                  3,288             888           4,176        7,879           3,505          11,384
---------------------------------------------------------------------------------------------------------------------------------
               Total loans                    11,367           6,048          17,415       32,445          14,474          46,919
---------------------------------------------------------------------------------------------------------------------------------
               Total interest income        $  9,057        $  7,493        $ 16,550     $ 35,839        $ 18,987        $ 54,826
                                            =====================================================================================
Interest expense:
     Savings                                $   (177)       $   (200)       $   (377)    $   (353)       $   (788)       $ (1,141)
     Interest-bearing demand                    (249)            357             108         (611)             (9)           (620)
     Certificates under $100,000              (2,101)            106          (1,995)      (6,104)         (1,167)         (7,271)
     Certificates $100,000 and over            7,324           5,743          13,067       31,958          12,856          44,814

------------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                    4,797           6,006          10,803          24,890          10,892          35,782
                                            ----------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase             1,233           4,914           6,147            (565)         10,656          10,091
     U.S. Treasury demand                         67              85             152             632             299             931
------------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                  1,300           4,999           6,299              67          10,955          11,022
                                            ----------------------------------------------------------------------------------------
     Long-term debt                                0              (2)             (2)              2               0               2
------------------------------------------------------------------------------------------------------------------------------------
               Total interest expense       $  6,097        $ 11,003        $ 17,100        $ 24,959        $ 21,847        $ 46,806
                                            ========================================================================================
Changes in net interest income                                              $   (550)                                       $  8,020
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

Non-interest Revenues and Operating Expenses
--------------------------------------------

Non-interest revenues for the third quarter of 2000 were $55.4 million, an increase of $5.5 million, or 11%, over those for the third quarter of a year ago, due primarily to higher trust and asset management fees.

Total advisory fees for the third quarter of 2000 increased $4.2 million, or 11%, over those for the third quarter of 1999, to $41.3 million. These represented 36% of the Corporation's operating revenues for the third quarter of 2000, compared to 33% for the third quarter of 1999. Private client advisory fees for the third quarter rose $1.5 million, or 6%, to $24.8 million. Fees from corporate financial services for the third quarter increased $1.6 million, or 14%, to $12.5 million. Fees from affiliated asset managers rose $1.5 million, or 35%, to $5.9 million, due primarily to the contribution from growth-style affiliate Roxbury Capital Management, whose assets under management reached $14.2 billion, nearly double those at September 30, 1999.

Other operating income for the third quarter of 2000 was $11.1 million. This was an increase of $5.7 million, or 106%, over the $5.4 million reported for the third quarter of 1999. The Corporation recorded a non-operating gain of $6.1 million for the quarter on the sale of four retail branches in southeastern Pennsylvania. These locations in Media, Lionville, Westtown and West Chester included approximately $54.0 million in retail deposits. The Corporation continues to service this market through its personal client advisory services offices in Philadelphia, West Chester, Doylestown, Villanova and Haverford. In the first quarter of 2000, the Corporation sold three retail branch locations on the eastern shore of Maryland. A gain of $1.2 million was recorded for that transaction. Service charges on deposit accounts for the third quarter were $94,000 below those for the third quarter of 1999, but for the first nine months of 2000 were $964,000, or 5%, above those for the first nine months of 1999. Card fees for the third quarter of 2000 were $107,000 below those for the third quarter of 1999, but for the first nine months of 2000 were $336,000, or 5%, above those for the first nine months of 1999. Other operating income for the quarter declined $288,000, or 10%. In addition, a $4 million loss was incurred during the quarter on the sale of $110 million in fixed-rate investments with average yields of less than 6%. This sale helped reduce exposure to further interest rate changes.

Operating expenses for the quarter increased $1.6 million, or 2%, to $64.5 million. Total personnel expenses for the quarter increased $207,000, or 1%, over those for the third quarter of 1999, to $38.9 million. Contributing to this increase were higher compensation costs and expansion activity in California, New York, Florida and Pennsylvania. Salaries and wages increased 1%, reflecting higher bonus and incentive payments, partially offset by lower compensation expense. Employment benefits expense rose 1% due to higher health insurance costs. Servicing and consulting expenses for the third quarter were $2.0 million, an increase of $195,000, or 11%, over those for the third quarter of last year. For the first nine months of 2000, those expenses were $5.6 million, $664,000, or 14%, above the corresponding expenses for the first nine months of 1999. Other operating expense for the third quarter rose $855,000, or 9%, due to increased loan origination expenses and processing fees.

Income tax expense for the third quarter of 2000 increased $744,000, or 5%, to $16.0 million. The Corporation's effective tax rate for the third quarter of 2000 was 33.96%, compared to 33.16% for the third quarter of 1999.


Liquidity
---------

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through deposits.

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 20.37%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision
-------------------------------------

The Corporation's provision for loan losses for the third quarter of 2000 was $6.4 million, $2.4 million, or 60%, higher than the amount provided for in the third quarter of 1999. The reserve for loan losses at September 30, 2000 was $76.2 million, a decrease of $745,000, or 1%, from the $76.9 million reported at December 31, 1999. The reserve as a percentage of total period-end loans outstanding was 1.44%, down from the year-end level of 1.60%. Net chargeoffs for the third quarter of 2000 were $5.7 million, an increase of $2.6 million, or 84%, over those for the corresponding period of 1999, primarily for one credit to a single borrower.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)                 September 30, 2000       December 31, 1999      September 30, 1999
---------------------------------------------------------------------------------------------------------------
Nonaccruing                                     $43,665                  $29,184                   $31,839
Past due 90 days or more                         19,111                   16,520                    21,187
---------------------------------------------------------------------------------------------------------------

Total                                           $62,776                  $45,704                   $53,026
                                                ===============================================================

Percent of total loans at period-end               1.19%                     .95%                     1.14%

Other real estate owned                         $   656                  $   576                   $   976


Nonaccruing loans at September 30, 2000 were $43.7 million, an increase of $14.5 million, or 50%, over the $29.2 million reported at December 31, 1999. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at September 30, 2000 was $656,000, an increase of $80,000, or 14%, from the December 31, 1999 level of $576,000. Nonperforming assets (other real estate owned plus nonaccrual loans) at September 30, 2000 totaled $44.3 million, or
 .84% of period-end loans outstanding. This was an increase of $14.6 million, or 49%, over the $29.8 million, or .62% of period-end loans outstanding, reported at December 31, 1999. As a result of the Corporation's ongoing monitoring of its loan portfolio, at September 30, 2000, approximately $45.4 million of its loans were identified that are either currently performing in accordance with their terms or are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis.

The reserve for loan losses at quarter-end was 1.74 times the level of nonaccrual loans. Management believes the reserve is adequate, based upon currently available information. The Corporation's determination of the adequacy of its reserve is based upon an evaluation of its classified loans and other assets, past loss experience, current economic and real estate market conditions and any regulatory recommendations.

Capital Resources
-----------------

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the third quarter of 2000 was 10.41%, and its core (Tier 1) leveraged capital ratio was 5.59%. The corresponding ratios at year-end 1999 were 10.67% and 5.65%, respectively. Both of these ratios are above the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information
-----------------

Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires derivative instruments to be carried at fair value on the balance sheet. These statements continue to allow the hedging of various risks with derivative instruments and set forth specific criteria to be used to determine when hedge accounting can be used. The statements provide for changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. For derivative instruments not accounted for as hedges, changes in fair value are also required to be recognized in earnings. The Corporation plans to adopt the provisions of these statements, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statements' effective date. The impact of adoption of SFAS No. 133 on the Corporation's financial position, results of operations and cash flows is not presently determinable and will depend on the financial position and the nature and purpose of the derivative instruments in use at that time.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of September 30, 2000, that a gradual 250-basis-point increase in market interest rates would reduce net interest income by 5.0% over a one-year period. This figure compares to a projected decrease at December 31, 1999 of 5.5%. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of September 30, 2000, that net interest income would increase 3.0% over a one-year period. This figure compares to a projected decrease at December 31, 1999 of 2.9%. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period given a change in interest rates.

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

The Corporation's model employs assumptions that reflect the historical adjustment paths of the Corporation's retail deposit rates to changes in the level of market interest rates. In addition, some of the Corporation's retail deposit rates reach historic lows within the 250-basis-point decline scenario. The Corporation's model freezes the rates for these deposit products when they equal their historic lows. These model assumptions (asymmetrical adjustments and rate floors based on new historic lows) limit the extent to which deposit rates are expected to adjust in a declining rate scenario and contribute to the projected simulation results.

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

During the third quarter of 2000, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the third quarter of 2000 totaled $13.8 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, maximizing the number of funding sources and asset securitizations, as well as utilizing off-balance-sheet measures such as interest rate swaps and interest rate floors.

At September 30, 2000, the Corporation was committed to interest rate swaps with a total notional amount of $8.4 million. The Corporation was not committed to any interest rate swaps at year-end 1999. The swaps have remaining maturities of 57 months. At September 30, 2000, the Corporation was committed to interest rate floors with a total notional amount of $200 million, down from $225 million at year-end 1999. The floors have remaining maturities of between 18 and 58 months with a weighted average maturity of 36 months. The net interest differential, the amortization of the initial fees associated with the purchase of the floors and any gains recorded on sale are reported under the caption "Interest and fees on loans" and are recognized over the lives of the respective instruments. See "Net Interest Income."

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



Date:    November 13, 2000             /s/  David R. Gibson
                                      ------------------------------------------
                                      Name:    David R. Gibson
                                      Title:   Senior Vice President and
                                               Chief Financial Officer

                                               (Authorized Officer and
                                               Principal Financial Officer)