Form 10-K
period 2000-12-31
WILMINGTON TRUST CORP
filed 2001-04-02
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

         Commission file number: 1-14659


                          WILMINGTON TRUST CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                       51-0328154
---------------------------------      ------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)


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

Title of each class

Common Stock, $1.00 Par Value                        New York Stock Exchange
-----------------------------                        -----------------------
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

         As of January 31, 2001, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $ 1,491,882,055.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.



                  Class              Outstanding at January 31, 2001
--------------------------           -------------------------------
Common Stock, $1 Par Value                    32,419,303



Documents Incorporated               Part of Form 10-K in which
by Reference                         Incorporated
--------------------------           -------------------------------

--------------------------
(1)      Portions of Proxy Statement for 2001           Part III
         Annual Shareholders' Meeting
         of Wilmington Trust Corporation

(2)      Portions of  Annual Report to                  Parts I, II, and IV
         Shareholders for fiscal year ended
         December 31, 2000



*For purposes of this calculation, Wilmington Trust's subsidiaries and its directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS
PART I

Item 1            Business...............................................................................1

Item 2            Properties............................................................................24

Item 3            Legal Proceedings.....................................................................24

Item 4            Submission of Matters to a Vote of Security Holders...................................25


PART II

Item 5            Market for Registrant's Common Stock and Related
                  Stockholder Matters...................................................................25

Item 6            Selected Financial Data...............................................................26

Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operation....................................................27

Item 7A           Qualitative and Quantitative Disclosure About Market Risk.............................27

Item 8            Financial Statements and Supplementary Data...........................................27

Item 9            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................................................28

PART III

Item 10           Directors and Executive Officers of the Registrant....................................28

Item 11           Executive Compensation................................................................28

Item 12           Security Ownership of Certain Beneficial Owners and
                  Management............................................................................28

Item 13           Certain Relationships and Related Transactions........................................28

PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K...........................................................................29

                                     PART I
ITEM 1 - BUSINESS

         General
         -------

         Wilmington Trust Corporation, a Delaware corporation ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 45 branch offices at January 31, 2001. Wilmington Trust also owns two other financial institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with five branches ("WTPA"), and Wilmington Trust FSB, a Federally-chartered savings bank with one branch in Maryland, three branches and a sales office in Florida and trust agency offices in New York, California, and Nevada ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser ("RSMC"), and WT Investments, Inc., an investment holding company with interests in three asset management firms ("WTI").

         Wilmington Trust's principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is
(302) 651-1000. Its principal role is to supervise and coordinate the Banks', RSMC's, and WTI's activities and provide them with capital and services. Virtually all of Wilmington Trust's income historically has been from dividends from WTC. Wilmington Trust's current staff principally consists of its management, who are executive officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC's support staff.

         As of December 31, 2000, Wilmington Trust had total assets of $7.3 billion and total shareholders' equity of $591.9 million. On that date, 32,393,318 shares of Wilmington Trust's common stock were issued and outstanding, which were held by 9,189 shareholders of record. Wilmington Trust's total loans outstanding were approximately $5.2 billion on that date.

         Personal Trust Activities
         -------------------------
         Wilmington Trust is one of the nation's largest personal trust institutions, serving a client base that is national in scope. It offers trust administration, investment management, private banking, custody, estate and financial planning, and estate settlement services for its personal trust clients. A staff of attorneys is available to work with the advisors of those clients. Wilmington Trust's offices in Delaware, Pennsylvania, Maryland, Florida, New York, California, Nevada, London, Jersey, and the Cayman Islands provide convenient access to customers in these key markets.

         Corporate Trust Activities
         --------------------------
         Wilmington Trust is a major provider of trust and administrative services for customers who benefit from Delaware's and Nevada's favorable tax and legal environments. These customers include passive investment companies, business trusts, limited liability companies, and limited partnerships. Wilmington Trust serves as the owner or indenture trustee for a variety of corporate, municipal and derivative securities, including those secured by mortgage-backed collateral, residential and commercial mortgage loans, leases, credit card receivables, franchises, timeshares and many other assets included in innovative financing structures. Wilmington Trust participates as owner or indenture trustee for equipment leasing trusts involving aircraft, power generating facilities, communication lines, satellites, and vessels. It also serves as collateral or liquidating trustee in corporate debt restructurings, reorganizations, and mergers. These afford the opportunity to cross-sell Wilmington Trust's custody and asset management services. In addition, Wilmington Trust provides trust and custody services for a variety of tax-qualified employee benefit plans, including defined benefit plans, 401(k) plans, and executive compensation arrangements.

         Asset Management
         ----------------
         Wilmington Trust provides investment advisory services for individual and institutional clients across the country, including tax-qualified defined benefit and defined contribution plans, endowment and foundation funds and taxable and tax-exempt cash portfolios. It also offers the proprietary family of The Wilmington Funds, which are mutual funds consisting of the following portfolios:

         - The Wilmington Prime Money Market Portfolio and the Wilmington U.S. Government Portfolio, which seek high current income while preserving capital and liquidity by investing in money market instruments;

         - The Wilmington Tax-Exempt Portfolio, which seeks high current interest income exempt from Federal income tax;

         - The Wilmington Short/Intermediate Bond Portfolio and the Wilmington Intermediate Bond Portfolio, which seek high total return, consistent with high current income, by investing principally in various types of investment-grade, fixed-income securities;

         - The Wilmington Municipal Bond Portfolio, which seeks a high level of income exempt from Federal income tax, consistent with the preservation of capital;

         - The Wilmington Large Cap Growth Portfolio, which seeks long-term growth of capital by investing in large-cap U.S. equity securities;

         - The Wilmington Large-Cap Core Portfolio, which seeks to achieve long-term capital appreciation by investing in large-cap U.S. equity securities;

         - The Wilmington Large-Cap Value Portfolio, which seeks to achieve long-term capital appreciation by investing in large-cap U.S. equity securities;

         - The Wilmington Small-Cap Core Portfolio, which seeks superior long-term growth of capital by investing in small-cap U.S. equity securities; and

         - The Wilmington International Multi-Manager Portfolio, which seeks superior long-term capital appreciation by investing in equity securities of issuers located outside the United States.

         WTI holds a 56.5% equity interest in Cramer Rosenthal McGlynn, LLC ("CRM"), an asset management firm with $3.4 billion under management at December 31, 2000 and a value orientation. CRM's capabilities also include special equity, limited partnerships, and high-yield investments. WTI also holds a 30% profit interest and an 8.2% equity interest in California-based Roxbury Capital Management, LLC, an asset management firm with a growth orientation and $11.3 billion under management at December 31, 2000.

         Through its personal investment centers, Wilmington Trust offers investment services throughout the Banks' branches.

         As of December 31, 2000, Wilmington Trust in the aggregate had assets of $94.4 billion under trust, custody, and administration. Of that total, Wilmington Trust manages approximately $26.8 billion in discretionary assets. Personal trust assets that Wilmington Trust manages totaled $17.5 billion.

         Lending Activities
         ------------------
         The Banks historically have concentrated the lending activities described below in Delaware, Pennsylvania, Maryland, Florida, and New York. The Banks generally receive fees for originating loans and for taking applications and committing to originate loans. In addition, they receive fees for issuing letters of credit, as well as late charges and other fees in connection with their lending activities.

         Residential Mortgage Loans
         --------------------------
         The Banks directly originate or purchase conventional residential first mortgage loans. A third-party servicer generally services residential mortgage loans that are not resold. The Banks provide financing for jumbo residential first mortgage loans through a third-party lender.

         The Banks maintain excellent relationships with correspondent lenders in their market areas from which they purchase residential mortgage loans. The Banks also foster public awareness of their residential mortgage loan products through newspaper advertising and direct mail. The Banks offer both fixed and adjustable interest rates on residential mortgage loans, with terms ranging up to 30 years.

         Commercial Loans
         ----------------
         The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. The Banks seek to minimize risks of this lending in a number of ways, including:

                  - Limiting the size of their individual commercial and multi-family real estate loans;

                  - Monitoring the aggregate size of their commercial and multi-family housing loan portfolios;
                  - Generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price;
                  - Requiring in most instances that the financed project generates cash flow adequate to meet required debt service payments; and
                  - Requiring that the Banks have recourse to the borrower and guarantees from the borrower's principals in most instances.

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

         Underwriting Standards
         ------------ ---------

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

         The Banks' underwriting standards relating to commercial real estate and multi-family residential loans are designed to ensure that the property securing the loan will generate sufficient cash flow to cover operating expenses and debt service. The Banks review the property's operating history and projections, comparable properties, and the borrower's financial condition and reputation. The Banks' general underwriting standards with respect to these loans include:

                  - Inspecting each property before issuing a loan commitment and before each disbursement;

                  -        Requiring an appraisal of the property;

                  -        Requiring recourse to the borrower; and

                  - Requiring the personal guaranty of the borrower's principal(s).

The Banks monitor the performance of these loans by inspecting the property securing each loan.

         The Banks limit real estate secured commercial loans to individuals and organizations with a demonstrated capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The Banks monitor the performance of these loans and other loans by reviewing each one at least annually.

         The Banks require first or junior mortgages to secure home equity loans. Although this security influences the Banks' underwriting decisions, their primary focus in underwriting these loans, as well as their other loans to individuals, is on the borrower's financial ability to repay. In the underwriting process, the Banks obtain credit bureau reports and verify the borrower's employment and credit information. On home equity loans above a certain level, the Banks require an appraisal of the property securing the loan and, in certain instances, title insurance insuring the priority of their liens.

         Deposit Activities
         ------- ----------

         Deposit accounts are the primary source of the Banks' funds for use in lending and investment activities and general business purposes. The Banks also obtain funds from borrowings, the amortization and repayment of outstanding loans, earnings, and maturities of investment securities.

         The Banks' deposit accounts include demand checking accounts, term certificates of deposit, money market deposit accounts, NOW accounts, and regular savings accounts. The Banks also offer retirement plan accounts (including individual retirement accounts, Keogh accounts, and simplified employee pension plans) for investment in the Banks' various deposit accounts. The Banks attract consumer deposits principally from their primary market areas.

         Other Activities
         ----- ----------

         Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2000, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.5 billion, or 20.6% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

         Financial information about Wilmington Trust's reporting segments is contained in Note 18 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 2000.

         Subsidiaries
         ------------

         WTC has 18 active wholly-owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust's customers, and include:

                  -        Brandywine Finance Corporation, a finance company;

                  - Brandywine Insurance Agency, Inc., a licensed insurance agent and broker for life, casualty, and property insurance;

                  - Brandywine Life Insurance Company, Inc., a reinsurer of credit life insurance written in connection with closed-end consumer loans WTC makes;

                  - Delaware Corporate Management, Inc. and Organization Services, Inc., which provide services for special purpose entities using Delaware's favorable tax and legal environment;

                  - Nevada Corporate Management, Inc., which provides services for special purpose entities using Nevada's favorable tax and legal environment;

                  - WTC Corporate Services, Inc., a sales production company for corporate trust customers;

                  - Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser;

                  - Wilmington Trust Global Services, Ltd., a sales production company for corporate trust customers;

                  -        Wilmington Trust (Cayman), Ltd., a trust company; and

                  - Wilmington Trust (Channel Islands), Ltd., a trust company.

         Staff Members
         ----- -------

         On December 31, 2000, Wilmington Trust and its subsidiaries had 2,299 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

         Risk Factors
         ---- -------

                  - Principal Interest Rate and Credit Risks Associated with Consumer and Commercial Lending.
                           ----------------------------------------------------

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

                  - Increasing Competition for Deposits, Loans, and Assets Under Management.
                           -----------------------------------------------------

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

                  -        Regulatory Restrictions.
                           ---------- -------------

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

Industry Guide 3 Tables
     The following table presents a rate/volume analysis of net interest income:


                                                   --------------------------------------------------------------------------------
                                                                           2000/1999                           1999/1998
                                                                            Increase                            Increase
                                                                          (Decrease)                          (Decrease)
                                                                              due to                              due to
                                                                           change in                           change in
                                                   --------------------------------------------------------------------------------


                                                          1            2                        1           2
(in thousands)                                      Volume         Rate        Total      Volume         Rate        Total
-----------------------------------------------------------------------------------------------------------------------------------

Interest income:
     Time deposits in other banks                 $   --       $   --       $   --       $   --       $   --       $   --
     Federal funds sold and securities
        purchased under agreements to resell           (99)         343          244           24         (123)         (99)
-----------------------------------------------------------------------------------------------------------------------------------
         Total short-term investments                  (99)         343          244           24         (123)         (99)
                                                   --------------------------------------------------------------------------------

     U.S. Treasury and government agencies             110        1,292        1,402       (1,713)      (3,502)      (5,215)
     State and municipal *                              (7)         (51)         (58)        (180)         (12)        (192)
     Preferred stock *                              (2,678)       1,300       (1,378)       1,243         (811)         432
     Asset-backed securities                        (1,315)        (135)      (1,450)           1       (1,529)      (1,528)
     Other *                                         3,739        2,213        5,952        1,484           81        1,565
-----------------------------------------------------------------------------------------------------------------------------------
         Total investment securities                  (151)       4,619        4,468          835       (5,773)      (4,938)
                                                   --------------------------------------------------------------------------------

     Commercial, financial, and agricultural *      12,424       12,141       24,565       13,587       (7,409)       6,178
     Real estate-construction                        8,196        2,902       11,098        8,239       (1,417)       6,822
     Mortgage - commercial *                         5,325          325        5,650         (778)      (5,045)      (5,823)
     Mortgage - residential                          5,858          432        6,290        4,512       (5,830)      (1,318)
     Installment loans to individuals               11,476        3,876       15,352        6,888       (2,922)       3,966
-----------------------------------------------------------------------------------------------------------------------------------
         Total loans                                43,279       19,676       62,955       32,448      (22,623)       9,825
-----------------------------------------------------------------------------------------------------------------------------------
         Total interest income                    $ 43,029     $ 24,638     $ 67,667     $ 33,307     $(28,519)    $  4,788
                                                   ================================================================================

Interest expense:
     Savings                                      $   (564)    $   (976)    $ (1,540)    $    119     $ (1,896)    $ (1,777)
     Interest-bearing demand                        (1,080)         678         (402)       3,903       (5,033)      (1,130)
     Certificates under $100,000                    (7,841)        (525)      (8,366)      (3,855)      (5,159)      (9,014)
     Certificates $100,000 and over                 38,523       16,491       55,014        7,993       (2,314)       5,679
-----------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits            29,038       15,668       44,706        8,160      (14,402)      (6,242)
                                                   --------------------------------------------------------------------------------

     Federal funds purchased and securities
        sold under agreements to repurchase              1       13,561       13,562        4,073       (3,794)         279
     U.S. Treasury demand                              405          379          784         (660)         129         (531)
-----------------------------------------------------------------------------------------------------------------------------------
         Total short-term borrowings                   406       13,940       14,346        3,413       (3,665)        (252)
                                                   --------------------------------------------------------------------------------
     Long-term debt                                   --           --           --          2,523          992        3,515
-----------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                   $ 29,444     $ 29,608     $ 59,052     $ 14,096     $(17,075)    $ (2,979)
                                                   =================================================================================

Changes in net interest income                                             $  8,615                                $  7,767
                                                                            =======                                ========

-----------------------------
* Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

(1) Changes attributable to volume are defined as a change in average balance multiplied by the prior year's rate.

     Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period for the prior year.

     A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

The maturity distribution of Wilmington Trust's investment securities held to maturity follows:



                                                                         ----------------------------------------------------------
                                                                                   Market      Amortized            Weighted
December 31, 2000  (in thousands)                                                   Value           Cost       Average Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
     After 1 but within 5 years                                                    $ 9,984    $10,000                6.03%
     After 10 years                                                                    997      1,003                6.32
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                       10,981     11,003                6.06
----------------------------------------------------------------------------------------------------------------------------------
State and municipals:
     Within 1 year                                                                   1,328      1,324                5.82
     After 1 but within 5 years                                                        586        585                6.70
     After 5 but within 10 years                                                     2,837      2,690                6.02
     After 10 years                                                                  2,162      2,041                6.10
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                        6,913      6,640                6.06
----------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities:
     After 1 but within 5 years                                                        131        130                8.43
     After 5 but within 10 years                                                     2,059      2,065                5.71
     After 10 years                                                                    --         --                   --
---------------------------------------------------------------------------------------------------------------------------------
        Total                                                                        2,190      2,195                5.87
----------------------------------------------------------------------------------------------------------------------------------
Other:
     After 10 years                                                                    900        900                3.53
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                          900        900                3.53
        Total investment securities held to maturity                               $20,984    $20,738                5.93%
===================================================================================================================================

----------------------------
* There were no other securities held to maturity as of December 31, 1999 and 1998.

Note: Weighted average yields are not on a tax-equivalent basis and are calculated using balances based on amortized cost. Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                                                      Market        Amortized           Weighted
December 31, 2000                                                                      Value             Cost      Average Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
     Within 1 year                                                                 $  103,424    $  103,028              6.14 %
     After 1 but within 5 years                                                       365,643       363,948              5.65
     After 5 but within 10 years                                                      226,318       226,856              6.28
     After 10 years                                                                   183,547       184,435              6.02
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                         878,932       878,267              5.96
----------------------------------------------------------------------------------------------------------------------------------
State and municipals:
     Within 1 year                                                                         67            65              7.80
     After 5 but within 10 years                                                           80            80              7.25
     After 10 years                                                                    11,629        11,298              4.98
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                          11,776        11,443              5.01
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock:
     Within 1 year                                                                     17,660        17,650              9.27
     After 1 but within 5 years                                                        26,844        28,614              7.56
     After 5 but within 10 years                                                       55,959        60,463              8.26
-----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                         100,463       106,727              8.25
-----------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities:
     Within 1 year                                                                      --            --                   --
     After 1 but within 5 years                                                         --            --                   --
     After 5 but within 10 years                                                        6,012         5,988              6.40
     After 10 years                                                                   287,137       287,357              6.20
-----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                         293,149       293,345              6.21
-----------------------------------------------------------------------------------------------------------------------------------
Other:
     Within 1 year                                                                     40,966        40,728              5.16
     After 1 but within 5 years                                                        29,996        29,677              6.94
     After 5 but within 10 years                                                          505           500              7.50
     After 10 years                                                                    84,278        86,298              7.52
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                         155,745       157,203              7.17
----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities available for sale                             $1,440,065    $1,446,985              6.30 %
====================================================================================================================================

-----------------------
Note:    Weighted average yields are not on a tax-equivalent basis.
         Time categories not shown above indicate that there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31  (in thousands)                                  2000             1999            1998            1997             1996
-----------------------------------------------------------------------------------------------------------------------------------

Commercial, financial, and
          agricultural                                    1,622,654     $ 1,521,336     $ 1,370,566     $ 1,207,930     $ 1,237,061
Real estate-construction                                    372,702         303,734         211,733         145,097         123,111
Mortgage-commercial                                         990,433         919,297         869,442         884,146         862,974
Mortgage-residential                                        925,938         968,259         857,626         813,116         678,800
Installment loans to
          individuals                                     1,277,291       1,108,945       1,015,056         954,486         881,994
----------------------------------------------------------------------------------------------------------------------------------
          Total loans, gross                              5,189,018       4,821,571       4,324,423       4,004,775       3,783,940
Less:  unearned income                                         (609)         (1,492)         (4,790)        (10,840)        (12,456)
-----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                   $ 5,188,409     $ 4,820,079     $ 4,319,633     $ 3,993,935     $ 3,771,484
====================================================================================================================================

       The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the past five years:




                                      ---------------------------------------------------------------------------------------------
                                                                 2000                       1999                         1998
                                      -------------------------------    ------------------------    ------------------------------
                                                           % of loans                  % of loans                   % of loans
                                                              in each                     in each                      in each
                                                          category of                 category of                  category of
December 31  (in thousands)                    Amount       net loans      Amount       net loans       Amount       net loans
-----------------------------------------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural       $34,712       31%           $27,463       32%           $27,083           32%
Real estate-construction                        3,941        7              3,327        6              2,407            5
Mortgage-commercial                            15,291       19             15,901       19             13,574           20
Mortgage-residential                              974       18              1,202       20              1,141           20
Installment loans to  individuals              16,731       25             15,559       23             15,797           23
Unallocated                                     5,090       --             13,473       --             11,904           --
-----------------------------------------------------------------------------------------------------------------------------------
           Total                              $76,739      100%           $76,925      100%           $71,906          100%
===================================================================================================================================



                                      ---------------------------------------------------------------------------------------------
                                                   1997                       1996
                                      ----------------------------    -------------------------------------------------------------
                                                        % of loans                 % of loans
                                                           in each                    in each
                                                       category of                category of
December 31  (in thousands)                 Amount       net loans      Amount      net loans
-----------------------------------------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural    $27,023         30%       $22,770          33%
Real estate-construction                     1,977          4          2,000           3
Mortgage-commercial                         12,645         22         15,126          23
Mortgage-residential                           710         20            700          18
Installment loans to  individuals           12,440         24         12,283          23
Unallocated                                  9,010         --          1,482          --
-----------------------------------------------------------------------------------------------------------------------------------
           Total                           $63,805        100%       $54,361         100%
===================================================================================================================================

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust's commercial and real estate construction loan portfolios follows:


                                      ---------------------------------------------------------------------------------------------
                                                Less than    One through      Over        Total
December 31, 2000  (in thousands)               one year     five years    five years   gross loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural       $  967,920    $  414,950    $  239,784    $1,622,654
Real estate-construction                         205,156        97,045        70,501       372,702
-----------------------------------------------------------------------------------------------------------------------------------
               Total                          $1,173,076    $  511,995    $  310,285    $1,995,356
====================================================================================================================================
Loans with predetermined rate                 $  151,609    $  223,890    $  196,833    $  572,332
Loans with variable rate                       1,021,467       288,105       113,452     1,423,024
-----------------------------------------------------------------------------------------------------------------------------------
               Total                          $1,173,076    $  511,995    $  310,285    $1,995,356
====================================================================================================================================


The following table presents a comparative analysis of the risk elements contained in Wilmington Trust's loan portfolio at year-end(1):


                                      ---------------------------------------------------------------------------------------------
December 31  (in thousands)                    2000       1999       1998      1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Nonaccruing                                 $37,522     $29,184    $30,598    $28,669    $40,735

Restructuring                                 2,639          55       --           28       --

Past due 90 days or more                     13,500      16,520     18,558     15,523     20,440
-----------------------------------------------------------------------------------------------------------------------------------

       Total                                $53,661     $45,759    $49,156    $44,220    $61,175
====================================================================================================================================

Percent of total loans at year-end             1.03 %      0.95 %     1.14 %     1.11 %     1.62 %
====================================================================================================================================

Other real estate owned                     $   717     $   576    $ 1,532    $ 3,738    $ 5,131
====================================================================================================================================

---------------------------------
(1) The Corporation's policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is incorporated by reference herein.

* Restructured as nonaccrual, but not included in nonaccrual amount of $37,522.

The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in its statement of condition(1):


                                                    -------------------------------------------------------------------------------
For the year ended December 31  (in thousands)             2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period          $76,925    $71,906    $63,805    $54,361    $49,867
-----------------------------------------------------------------------------------------------------------------------------------

Loans charged off:
     Commercial, financial, and agricultural             15,360      3,737      2,189      6,105      3,811
     Real estate-construction                                50        129       --          184         94
     Mortgage - commercial                                  827        335        148        187      2,475
     Mortgage - residential                                 286        493        166        236        285
     Installment loans to individuals                     9,860     11,806     13,427      9,475      7,990
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans charged off                          26,383     16,500     15,930     16,187     14,655
                                                    -------------------------------------------------------------------------------

Recoveries on amounts previously charged off:
     Commercial, financial, and agricultural              1,268        791        961        891      1,160
     Real estate-construction                                20         23          3          1          4
     Mortgage-commercial                                    238         56         35        948         17
     Mortgage-residential                                     8        123          3          1          1
     Installment loans to individuals                     2,763      3,026      3,029      2,290      1,967
-----------------------------------------------------------------------------------------------------------------------------------
        Total recoveries                                  4,297      4,019      4,031      4,131      3,149
                                                    -------------------------------------------------------------------------------
Net loans charged off                                    22,086     12,481     11,899     12,056     11,506
-----------------------------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses                 21,900     17,500     20,000     21,500     16,000
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period                $76,739    $76,925    $71,906    $63,805    $54,361
====================================================================================================================================
Ratio of net loans charged off to average loans            0.44 %     0.28 %     0.29 %     0.31 %     0.32 %

(1) The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed on page 27 of its Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is incorporated by reference herein.

The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the last three years:

                                                -----------------------------------------------------------------------------------
                                                                 2000                     1999                        1998
                                                ---------------------      -------------------       ---------------------
                                                    Average   Average        Average   Average         Average     Average
For the year ended December 31 (in thousands)        amount      rate         Amount      rate          amount        rate
                                                -----------------------------------------------------------------------------------
Noninterest-bearing demand                       $  889,686        --%    $  856,171        --%     $  747,791          --%
Interest-bearing deposits:
     Savings                                        379,837      1.53        411,352      1.79         406,060        2.25
     Interest-bearing demand                      1,327,498      2.20      1,377,749      2.15       1,222,866        2.52
     Certificates under $100,000                    981,248      4.96      1,137,764      5.01       1,208,244        5.47
     Certificates $100,000 and over               1,692,782      6.41        983,340      5.43         842,368        5.67

-----------------------------------------------------------------------------------------------------------------------------------
     Total                                       $5,271,051               $4,766,376                $4,427,329
====================================================================================================================================




The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:


                                                -----------------------------------------------------------------------------------
                                                   Certificates       All other interest-
December 31, 2000  (in thousands)                    of deposit          bearing deposits
-----------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $  931,330                $  505,159
Over three through six months                           654,110                        --
Over six through twelve months                           44,461                        --
Over twelve months                                        9,578                        --
-----------------------------------------------------------------------------------------------------------------------------------

     Total                                           $1,639,479                $  505,159
====================================================================================================================================

                                                                                    Securities sold
                                                                   Federal funds   under agreements   U.S. Treasury      Line of
                                                                       purchased      to repurchase    demand notes       credit
-----------------------------------------------------------------------------------------------------------------------------------
2000

Balance at December 31                                                 $  865,645       $  233,800      $   30,757     $   17,000
Weighted average interest rate at balance sheet date                          6.3 %            5.5 %           5.4 %          7.1 %
Maximum amount outstanding at any month-end                            $1,026,600       $  242,686      $   94,625     $   25,000
approximate average amount outstanding during the period               $  875,976       $  207,669      $   43,453     $   18,852
Weighted average interest rate for average amounts
     outstanding during the period                                            6.5 %            5.4 %           6.1 %          7.0 %
-----------------------------------------------------------------------------------------------------------------------------------
1999

Balance at December 31                                                 $  701,720        $  269,138     $   95,000     $   25,000
Weighted average interest rate at balance sheet date                          5.8 %             4.3 %          4.2 %          6.5 %
Maximum amount outstanding at any month-end                            $1,040,095        $  269,138     $   95,000     $   25,000
approximate average amount outstanding during the period               $  911,937        $  183,396     $   35,643     $    7,137
Weighted average interest rate for average amounts
     outstanding during the period                                            5.2 %             4.2 %          5.2 %          6.6 %
-----------------------------------------------------------------------------------------------------------------------------------
1998

Balance at December 31                                                 $  668,200        $  264,146     $   18,944             --
Weighted average interest rate at balance sheet date                          5.2 %             4.1 %          4.0 %           -- %
Maximum amount outstanding at any month-end                            $1,121,850        $  264,146     $   99,350             --
approximate average amount outstanding during the period               $  821,144        $  206,040     $   49,338             --
Weighted average interest rate for average amounts
     outstanding during the period                                            5.6 %             4.7 %          4.8 %           -- %
-----------------------------------------------------------------------------------------------------------------------------------

-----------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 90 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:


                                         --------------------------------------
(based on daily average balances)            2000          1999          1998
--------------------------------------------------------------------------------
Savings                                      5.92%         6.97%         7.38%

Interest-bearing demand                     20.69         23.33         22.22

Certificates of deposit                     41.67         35.92         37.26

Short-term borrowings                       17.86         19.28         19.56

Demand deposits                             13.86         14.50         13.58
--------------------------------------------------------------------------------
     Total                                 100.00%       100.00%       100.00%
================================================================================


The following table presents an analysis of Wilmington Trust's return on assets and return on equity over the last three years:


                                         --------------------------------------
                                            2000           1999           1998
--------------------------------------------------------------------------------
Return on assets                            1.68%          1.60%          1.83

Return on stockholders' equity             22.76          20.18          21.70

Dividend payout                            47.33          50.61          44.87

Equity to asset                             7.37           7.95           8.42
================================================================================

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

            BHCA
            ----

            Under the BHCA and the Federal Reserve Board's (the "FRB's") regulations, the FRB's approval is required before a bank holding company may acquire "control" of a bank. The BHCA defines "control" of a bank to include ownership or the power to vote 25% or more of any class of a bank's voting stock, the ability to otherwise control the election of a majority of a bank's directors or the power to exercise a controlling influence over a bank's management or policies. In addition, the FRB's prior approval is required for:

            - Any action that causes a bank or other company to become a bank holding company;

            - Any action that causes a bank to become a subsidiary of a bank holding company;

            - The acquisition by a bank holding company of ownership or control of any voting securities of a bank or bank holding company, if that acquisition results in the acquiring bank holding company's control of more than five percent of the outstanding shares of any class of voting securities of the target bank or bank holding company;

            - The acquisition by a bank holding company or one of its subsidiaries, other than a bank, of all or substantially all of a bank's assets; or

            - The merger or consolidation of bank holding companies, including a merger through a purchase of assets and assumption of liabilities.

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

            A bank holding company and its subsidiaries generally may not, with certain exceptions, engage in, acquire, or control voting securities or assets of a company engaged in any activity other than (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the FRB determines to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as long as the bank holding company has obtained the FRB's prior approval. The FRB has approved a lengthy list of activities permissible for bank holding companies and their non-banking subsidiaries. Those include:

            - Making, acquiring, and servicing loans and other extensions of credit;

            -     Performing functions a trust company can perform;

            -     Acting as an investment or financial advisor;

            - Performing certain insurance agency and underwriting activities directly related to extensions of credit by the holding company or its subsidiaries and engaging in insurance agency activities in towns of 5,000 or less;

            - Performing appraisals of real estate and tangible and intangible personal property;

            - Acting as an intermediary for the financing of commercial and industrial income-producing real estate;

            -     Providing certain securities brokerage services;

            - Underwriting and dealing in government obligations and money market instruments; and

            -     Providing tax planning and preparation services.

            In addition, under the BHCA, a bank holding company that meets certain qualifications can elect to become a financial holding company. A financial holding company can engage in additional activities not otherwise permitted for a bank holding company, generally without obtaining the FRB's prior approval. These include engaging in, acquiring, or controlling voting securities or assets of a company engaged in securities underwriting and distribution, merchant banking, certain insurance activities, and other activities FRB determines (1) to be financial in nature or incidental to that financial activity or (2) are complementary to a financial activity and do not pose a substantial risk to the company's or the financial system's safety and soundness.

            To qualify to become a financial holding company, a bank holding company's depository institutions must all be "well-managed" and "well-capitalized," and have at least a "satisfactory" rating under the Community Reinvestment Act.

            In December 2000, Wilmington Trust became a financial holding company. Its status as a financial holding company should permit greater flexibility in the future growth of its fee business.

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

            In addition, under the Interstate Banking Act, bank holding companies are permitted to merge banks operating in different states, subject to regulatory approval and certain limitations, as long as neither bank is headquartered in a state that "opted out" of those provisions.

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

            Capital Standards
            -----------------

            The FRB and the other Federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets by assigning assets and off-balance-sheet items to broad, risk-weighted categories. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 2000, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

            FDIC Insurance and Regulation
            -----------------------------

            The FDIC insures deposits in the Banks up to applicable limits. Neither Wilmington Trust nor its subsidiaries are required to pay FDIC insurance premiums.

            The FDIC may impose sanctions on any insured depository institution that does not operate in accordance with the FDIC's regulations, policies, or directives. The FDIC may institute cease-and-desist proceedings against an insured institution or holding company it believes to be engaged in unsafe and unsound practices, including violations of laws and regulations. The FDIC also has the authority to terminate deposit insurance coverage, after notice and hearing, if it determines that an insured institution is or has engaged in an unsafe or unsound practice that has not been corrected, is in an unsafe or unsound condition to continue operation, or has violated any law, regulation, rule, or order of, or condition, imposed by, the FDIC. Wilmington Trust is not aware of any past or current practice, condition, or violation that might lead to termination of the deposit insurance coverage of any of the Banks or any proceeding against any of the Banks or any of their respective directors, officers, or staff members.

            The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") requires annual on-site examinations of insured depository institutions, and authorizes the Federal examining agency to take prompt corrective action to resolve an institution's problems. The nature and extent of the corrective action depends primarily on the institution's capital level. Options available include:

            - Requiring recapitalization of or a capital restoration plan from the institution;

            - Restricting transactions between the institution and its affiliates;

            - Restricting interest rates, asset growth, activities, and investments in the institution's subsidiaries; and

            - Ordering a new election of directors, dismissing directors or senior executive officers, and requiring the employment of qualified senior executive officers.

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

            Other Laws and Regulations
            --------------------------

            The lending and deposit-taking activities of the Banks are subject to a variety of Federal and state consumer protection laws, including:

            - The Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family, or household purposes and imposes substantive restrictions with respect to home equity lines of credit);

            - The Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities);

            - The Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting);

            - The Fair Credit Reporting Act (which requires a lender to disclose the name and address of the credit bureau from whom the lender obtained a report that resulted in a denial of credit);

            - The Real Estate Settlement Procedures Act (which requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with real estate settlement services);

            - The Electronic Funds Transfer Act (which requires certain disclosures in connection with electronic funds transactions); and

            - The Expedited Funds Availability Act (which requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that the schedule be disclosed to customers).

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

            Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state that did not override that preemption. Although some states overrode that preemption, Delaware, Florida, Maryland, and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate that the Banks can charge on such loans governed by the laws of those states. In addition, the usury limitations of the Banks' respective home states apply to all other loans the Banks offer nationwide. In today's interest rate environment, those usury laws do not materially affect the Banks' lending programs.

            Delaware Law
            ------------

            Delaware's business and legal environments historically have contributed to Wilmington Trust's and WTC's operating results. A substantial percentage of large pharmaceutical and chemical companies and other Fortune 500 companies are headquartered in Delaware. Delaware's Court of Chancery is widely recognized for its interpretations of corporate law.

            In addition, Delaware law affords several advantages for trust administration that have helped contribute to Wilmington Trust's and WTC's operating results. In general, a trust governed by Delaware law can be administered more economically, for a longer period of time, and with a more flexible investment philosophy than in many other jurisdictions. In addition, although some jurisdictions have attempted to impose taxes on Delaware trusts with beneficiaries resident in those jurisdictions, Delaware does not impose any tax on those trusts.

ITEM 2 - PROPERTIES

            Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., in which WTC has a 50% ownership interest through one of its subsidiaries. WTC carries the mortgage for this facility, which had an outstanding balance of $29,255,048 at December 31, 2000.

            A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.


            As of December 31, 2000, the Banks had 54 branches in the following locations:

            - Twenty-three are in New Castle County, seven in Kent County, and 15 are in Sussex County, Delaware;

            - One is in each of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania;

            -     One is in Wicomico County, Maryland; and

            - One is in each of Martin, Palm Beach, and Indian River Counties, Florida.

            WTC also operates a sales office in leased facilities in London, England, and, through its subsidiaries, trust offices in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in New York City, New York, Las Vegas, Nevada, and Santa Monica, California, and a sales office in Boca Raton, Florida.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2000.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

            Information required by this item is contained on page 28 of the Management's Discussion and Analysis portion of Wilmington Trust's Annual Report to Shareholders, which is incorporated by reference herein. See also "Item 1 - Business."

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in thousands, except per share information)

                             2000             1999             1998             1997             1996
                          ----------       ----------       ----------       ----------       ----------
Interest income         $  530,454       $  462,176       $  456,939       $  430,639       $  402,850

Net interest income        255,139          245,913          237,697          230,016          214,221

Provision for loan
losses                      21,900           17,500           20,000           21,500           16,000

Net income                 120,939          107,297          114,325          106,044           97,278

Per share data:

Net income-basic              3.74             3.26             3.41             3.15             2.83

Net income-diluted            3.70             3.21             3.34             3.08             2.79

Cash dividends
declared                      1.77             1.65             1.53             1.41             1.29

Balance sheet at
year-end:

Assets                  $7,321,616       $7,201,944       $6,300,565       $6,122,351       $5,564,409

Long-term debt             168,000          168,000          168,000           43,000           43,000
                         ---------         --------         --------          -------          -------


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information required by this item is contained on pages 17 to 31 of Wilmington Trust's Annual Report to Shareholders for 2000, which are incorporated by reference herein.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The information required by this item is contained on pages 24 and 25 of Wilmington Trust's Annual Report to Shareholders for 2000, which is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 2000. Those pages are incorporated by reference herein.

                                                                    Annual Report
                                                                  to Shareholders
                                                                      Page Number
Consolidated Statements of Condition as
      of December 31, 2000 and 1999                                       34

Consolidated Statements of Income
      for the years ended December 31,
      2000, 1999, and 1998                                                35

Consolidated Statements of Changes in Stock-
      holders' Equity for the years ended
      December 31, 2000, 1999, and 1998                                   36

Consolidated Statements of Cash Flows
      for the years ended December 31,
      2000, 1999, and 1998                                                37

Notes to Consolidated Financial
      Statements - December 31,
      2000, 1999, and 1998                                                38-59

Report of Independent Auditors                                            60

Unaudited Selected Quarterly Financial Data                               55

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In February 2001, at Ernst & Young's initiative, it and Wilmington Trust mutually agreed that Ernst & Young would not continue as the company's independent accountants after completion of Wilmington Trust's annual audit for 2000.

      The reports Ernst & Young on the financial statements of Wilmington Trust for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      In connection with the audits of Wilmington Trust's financial statements for each of the two years ended December 31, 2000, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved Ernst & Young's satisfaction, would have caused Ernst & Young to make a reference to the matter in their report.

     On March 21, 2001, Wilmington Trust engaged KPMG LLP to act as its auditors for the fiscal year ended December 31, 2001. Wilmington Trust's Board of Directors approved KPMG's engagement previously following the recommendation of its Audit Committee. Wilmington Trust did not consult KPMG regarding the application of accounting principles to a specified transaction, whether contemplated or proposed, the type of audit opinion that might be rendered on Wilmington Trust's financial statements or any matter that was the subject of a disagreement or a reportable event as contemplated by Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 401 of Regulation S-K is contained on pages 4 to 9 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on May 17, 2001 (the "Proxy Statement"), which are incorporated by reference herein.

      Information required by Rule 405 of Regulation S-K is contained on page 21 of the Proxy Statement, which is incorporated by reference herein.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained on pages 20 and 21 of the Proxy Statement, which are incorporated by reference herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust are incorporated by reference in Item 8 above:






                                                                    Annual Report
                                                                  to Shareholders
                                                                      Page Number
      Consolidated Statements of Condition as
      of December 31, 2000 and 1999                                     34

      Consolidated Statements of Income for
      each of the years in the three-year period
      ended December 31, 2000                                           35

      Consolidated Statements of Changes in
      Stockholders' Equity for each of the years
      in the three-year period ended December 31, 2000                  36

      Consolidated Statements of Cash Flows for
      each of the years in the three-year period
      ended December 31, 2000                                           37

      Notes to Consolidated Financial Statements                        38-59

      Report of Independent Auditors                                    60


2. Financial Statement Schedules. No financial statement schedules are required to be filed as part of this report.

3. Financial Statement Exhibits. The exhibits listed below have been filed or are being filed as part of this report. Any exhibit will be made available to any shareholder upon receipt of a written request therefore, together with payment of $.20 per page for duplicating costs.

Exhibit
Number      Exhibit
------      -------
3.1         Amended and Restated Certificate of Incorporation of the
            Corporation(8)

3.2         Amended and Restated Bylaws of the Corporation (11)

4.1         1991 Employee Stock Purchase Plan(1)

4.2         1996 Employee Stock Purchase Plan (8)

4.3         2000 Employee Stock Purchase Plan (11)

4.4         1983 Employee Stock Option Plan (1)

4.5         1988 Long-Term Incentive Stock Option Plan (1)

4.6         1991 Long-Term Incentive Stock Option Plan (1)

4.7         1996 Long-Term Incentive Plan (8)

4.8         1999 Long-Term Incentive Plan (10)

4.9         2001 Non-Employee Directors' Stock Option Plan (12)

4.10        Thrift Savings Plan (1)

4.11        Amended and Restated Thrift Savings Plan (12)

4.12        First Amendment to the Wilmington Trust Thrift Savings Plan (12)

4.13        Employee Stock Ownership Plan (1)

4.14        Senior Executive Incentive Compensation Plan (6)

4.15        Executive Incentive Plan (10)

10.1        Purchase and Assumption Agreement dated June 18, 1991 by and between
            Wilmington Trust Company and Wilmington Savings Fund Society (2)

10.2 Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and
            The Sussex Trust Company (3)

10.3 Deposit Insurance and Transfer and Asset Purchase Agreement among the Federal Deposit Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal Deposit
            Insurance Corporation, and Wilmington Trust Company dated as of
            February 21, 1992 (4)

10.4        Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank (5)

10.5        Rights Agreement dated as of January 19, 1996 between Wilmington
            Trust Corporation and Harris Trust and Savings Bank (7)

10.6        Supplemental Executive Retirement Plan (8)

10.7        Amended and Restated Supplemental Executive Retirement Plan (11)

10.8        Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and Ted T. Cecala (8)

10.9        Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and Robert J. Christian (8)

10.10       Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and Howard K. Cohen (8)

10.11       Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and William J. Farrell II (8)

10.12       Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and David R. Gibson (8)

10.13       Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and Robert V.A. Harra Jr.(8)

10.14       Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and Hugh D. Leahy Jr. (8)

10.15       Severance Agreement dated as of February 29, 1996 between Wilmington
            Trust Company and Robert A. Matarese (8)

10.16       Severance Agreement dated as of July 18, 1996 between Wilmington
            Trust Company and Rita C. Turner (9)

10.17       Severance Agreement dated as of June 28, 1999 between Wilmington
            Trust Company and Rodney P. Wood (11)

10.18       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (12)

10.19       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert J. Christian (12)

10.20       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Howard K. Cohen (12)

10.21       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell, II (12)

10.22       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (12)

10.23       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra, Jr. (12)

10.24       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Hugh D. Leahy, Jr. (12)

10.25       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert A. Matarese (12)

10.26       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rita C. Turner (12)

10.27       Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rodney P. Wood (12)

11          Statement re computation of per share earnings (12)

13          2000 Annual Report to Shareholders of Wilmington Trust Corporation
            (12)

21          Subsidiaries of Wilmington Trust Corporation (12)

23          Consent of independent auditor (12)


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

(10) Incorporated by reference to Exhibit A to the proxy statement of Wilmington Trust Corporation dated March 22, 1999 filed on March 31, 1999.

(11) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

(12)  Filed herewith.

Act of 1934, this Form has been signed by the following persons in the capacities and as of the dates indicated.


                                          /s/ Ted T. Cecala
                                          ----------------------------
                                          Ted T. Cecala
                                          Director, Chairman of the Board,
                                          and Chief Executive Officer

                                          (Date)  March 21, 2001

                                          /s/ Robert V.A. Harra, Jr.
                                          ----------------------------
                                          Robert V. A. Harra, Jr.
                                          Director, President,
                                          Chief Operating Officer, and Treasurer

                                          (Date)  March 21, 2001

                                          /s/ David R. Gibson
                                          ----------------------------
                                          David R. Gibson
                                          Senior Vice President and
                                          Chief Financial Officer

                                          (Date)  March 21, 2001

                                          /s/ Gerald F. Sopp
                                          ----------------------------
                                          Gerald F. Sopp
                                          Controller

                                          (Date) March 21, 2001

                                          /s/ Carolyn S. Burger
                                          ----------------------------
                                          Carolyn S. Burger
                                          Director

                                          (Date)  March 21, 2001

                                           /s/ Richard R. Collins
                                          ----------------------------
                                          Richard R. Collins
                                          Director

                                          (Date)  March 21, 2001

                                          /s/ Charles S. Crompton, Jr.
                                          ----------------------------
                                          Charles S. Crompton, Jr.
                                          Director
                                          (Date)  March 21, 2001

                                          /s/ H. Stewart Dunn, Jr.
                                          ----------------------------
                                          H. Stewart Dunn, Jr.
                                          Director

                                          (Date)  March 21, 2001


                                          /s/ Edward B. duPont
                                          ----------------------------
                                          Edward B. du Pont
                                          Director

                                          (Date)  March 21, 2001

                                          /s/ R. Keith Elliott
                                          ----------------------------
                                          R. Keith Elliott
                                          Director

                                          (Date)  March 21, 2001

                                          /s/ Rex L. Mears
                                          ----------------------------
                                          Rex L. Mears
                                          Director

                                          (Date)  March 21, 2001

                                           /s/ Hugh E. Miller
                                          ----------------------------
                                          Hugh E. Miller
                                          Director

                                          (Date)  March 21, 2001

                                           /s/ Stacey J. Mobley
                                          ----------------------------
                                          Stacey J. Mobley
                                          Director

                                          (Date)  March 21, 2001


                                          ----------------------------
                                          Leonard W. Quill
                                          Director

                                          (Date)  March 21, 2001

                                          /s/ David P. Roselle
                                          ----------------------------
                                          David P. Roselle
                                          Director

                                          (Date)  March 21, 2001


                                          ----------------------------
                                          H. Rodney Sharp, III
                                          Director

                                          (Date)  March 21, 2001

                                          /s/ Thomas P. Sweeney
                                          ----------------------------
                                          Thomas P. Sweeney
                                          Director

                                          (Date)  March 21, 2001

                                          /s/ Robert W. Tunnell, Jr.
                                          ----------------------------
                                          Robert W. Tunnell, Jr.
                                          Director

                                          (Date)  March 21, 2001