Form 10-Q
period 2001-03-31
WILMINGTON TRUST CORP
filed 2001-05-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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



    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
               (Address of principal executive offices) (Zip Code)


                                 (302) 651-1000
              (Registrant's telephone number, including area code)


                                 Not Applicable

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 2001 - 32,485,269 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                        Page
                                                                                        ----
Part I.     Financial Information


         Item 1 - Financial Statements (unaudited)

                  Consolidated Statements of Condition                                    4
                  Consolidated Statements of Income                                       6
                  Consolidated Statements of Cash Flows                                   8
                  Notes to Consolidated Financial Statements                             10

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              15

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk             23

Part II.   Other Information

         Item 1 - Legal Proceedings                                                      26
         Item 2 - Changes in Securities and Use of Proceeds                              26
         Item 3 - Defaults Upon Senior Securities                                        26
         Item 4 - Submission of Matters to a Vote of  Security Holders                   26
         Item 5 - Other Information                                                      26
         Item 6 - Exhibits and Reports on Form 8-K                                       26

         Exhibit 11

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                             -----------------------------
                                                                               March 31,      December 31,
(in thousands)                                                                      2001              2000
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $  207,978       $  223,819
                                                                             ---------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                54,900           50,175
                                                                             ---------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                    833,375          878,932
       Obligations of state and political subdivisions                           11,999           11,776
       Other securities                                                         544,574          549,357
--------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                   1,389,948        1,440,065
                                                                             ---------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                     10,952           11,003
       Obligations of state and political subdivisions                            5,275            6,640
       Other securities                                                           2,554            3,095
--------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             were $19,344 and $20,984, respectively)                             18,781           20,738
                                                                             ---------------------------
Loans:
       Commercial, financial and agricultural                                 1,619,114        1,622,654
       Real estate-construction                                                 390,437          372,702
       Mortgage-commercial                                                      997,001          990,433
       Mortgage-residential                                                     920,435          925,938
       Consumer                                                               1,245,317        1,277,291
       Unearned income                                                          (1,413)            (609)
--------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                               5,170,891        5,188,409
       Reserve for loan losses                                                 (77,862)         (76,739)
--------------------------------------------------------------------------------------------------------
             Net loans                                                        5,093,029        5,111,670
                                                                             ---------------------------
Premises and equipment, net                                                     133,685          130,910
Goodwill and other intangible assets, net of accumulated amortization
       of $19,188 in 2001 and $17,187 in 2000                                   170,015          172,015
Accrued interest receivable                                                      48,926           49,200
Other assets                                                                    125,187          123,024
--------------------------------------------------------------------------------------------------------
             Total assets                                                    $7,242,449       $7,321,616
                                                                             ===========================

                                                                             -----------------------------
                                                                              March 31,       December 31,
(in thousands)                                                                     2001               2000
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                            $  968,079       $  955,651
       Interest-bearing:
             Savings                                                            359,229          350,213
             Interest-bearing demand                                          1,315,653        1,413,173
             Certificates under $100,000                                        914,181          927,500
             Certificates $100,000 and over                                   1,906,463        1,639,479
--------------------------------------------------------------------------------------------------------
             Total deposits                                                   5,463,605        5,286,016
                                                                             ---------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                     782,812        1,099,445
       U.S. Treasury demand                                                      61,250           30,757
       Line of credit                                                            12,500           17,000
--------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                        856,562        1,147,202
                                                                             ---------------------------
Accrued interest payable                                                         58,954           51,655
Other liabilities                                                                71,534           76,843
Long-term debt                                                                  168,000          168,000
--------------------------------------------------------------------------------------------------------
             Total liabilities                                                6,618,655        6,729,716
                                                                             ---------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                               39,264           39,264
       Capital surplus                                                           73,989           72,817
       Retained earnings                                                        769,980          753,373
       Accumulated other comprehensive income/(loss)                              7,413          (4,429)
--------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                    890,646          861,025
       Less:  Treasury stock, at cost, 6,778,904 and
                   6,870,855 shares, respectively                             (266,852)        (269,125)
--------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                         623,794          591,900
                                                                             ---------------------------
             Total liabilities and stockholders' equity                      $7,242,449       $7,321,616
                                                                             ===========================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                             ----------------------------
                                                                               For the three months ended
                                                                                        March 31,
                                                                             ----------------------------
(in thousands; except per share data)                                              2001            2000
---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                                   $  105,938       $  99,722
Interest and dividends on investment securities:
     Taxable interest                                                            19,352          22,986
     Tax-exempt interest                                                            229             152
     Dividends                                                                    2,000           2,508
Interest on federal funds sold and securities
     purchased under agreements to resell                                           246             650
-------------------------------------------------------------------------------------------------------
     Total interest income                                                      127,765         126,018
                                                                             --------------------------
Interest on deposits                                                             47,432          44,563
Interest on short-term borrowings                                                15,376          15,004
Interest on long-term debt                                                        2,756           2,761
-------------------------------------------------------------------------------------------------------
     Total interest expense                                                      65,564          62,328
                                                                             --------------------------
Net interest income                                                              62,201          63,690
Provision for loan losses                                                       (5,250)         (5,500)
-------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                                        56,951          58,190
                                                                             --------------------------
OTHER INCOME
Advisory fees                                                                    42,889          40,330
Service charges on deposit accounts                                               6,162           6,225
Card fees                                                                         2,345           2,235
Other operating income                                                            4,570           1,937
Securities gains                                                                    711           1,475
-------------------------------------------------------------------------------------------------------
     Total other income                                                          56,677          52,202
                                                                             --------------------------
     Net interest and other income                                              113,628         110,392
                                                                             --------------------------
OTHER EXPENSE
Salaries and employment benefits                                                 42,893          41,690
Net occupancy                                                                     3,763           3,617
Furniture and equipment                                                           5,729           5,595
Stationery and supplies                                                           1,418           1,633
Servicing and consulting fees                                                     2,089           1,762
Other operating expense                                                          12,172          10,266

-------------------------------------------------------------------------------------------------------
     Total other expense                                                         68,064          64,563
                                                                             --------------------------
NET INCOME
     Income before income taxes and cumulative
         effect of change in accounting principle                                45,564          45,829
Applicable income taxes                                                          15,497          15,228
-------------------------------------------------------------------------------------------------------
     Net income before cumulative effect of
         change in accounting principle                                          30,067       $  30,601
Cumulative effect of change in accounting
     principle (net of income taxes of $584)                                      1,130            ----
-------------------------------------------------------------------------------------------------------
     Net income                                                              $   31,197       $  30,601
                                                                             ==========================
Net income per share - basic:
     Before cumulative effect of change in
         accounting principle                                                $     0.93       $    0.95
     Cumulative effect of change in
         accounting principle                                                      0.03              --
-------------------------------------------------------------------------------------------------------
     Net income per share - basic                                            $     0.96       $    0.95
                                                                             ==========================
Net income per share - diluted:
     Before cumulative effect of change in
         accounting principle                                                      0.92            0.94
     Cumulative effect of change in
         accounting principle                                                      0.03            ----
-------------------------------------------------------------------------------------------------------
     Net income per share - diluted                                          $     0.95        $   0.94
                                                                             ==========================
     Weighted average shares outstanding:
          basic                                                                  32,447          32,227
          diluted                                                                32,875          32,544
     Cash dividends per share                                                $     0.45        $   0.42


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                                 --------------------------
                                                                                                 For the three months ended
                                                                                                         March 31,
(in thousands)                                                                                        2001             2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                                  $  31,197        $  30,601
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                           5,250            5,500
                 Provision for depreciation                                                          4,452            4,583
                 Amortization of investment securities available for sale
                        discounts and premiums                                                       2,212            1,453
                 Amortization/(accretion) of investment securities held to maturity
                        discounts and premiums                                                           1              (3)
                 Deferred income taxes                                                                   7              122
                 Gains on sales of loans                                                             (155)             (45)
                 Securities gains                                                                    (711)          (1,475)
                 Decrease/(increase) in other assets                                                 2,159         (42,101)
                 (Decrease)/increase in other liabilities                                          (3,814)           22,422
---------------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                                    40,598           21,057
                                                                                                 --------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                                   735          145,736
     Proceeds from maturities of investment securities available for sale                           74,856          120,658
     Proceeds from maturities of investment securities held to maturity                              1,956            2,996
     Purchases of investment securities available for sale                                        (10,781)        (178,007)
     Gross proceeds from sales of loans                                                             11,127            6,858
     Purchases of loans                                                                              (872)          (2,913)
     Net decrease/(increase) in loans                                                                3,291        (159,969)
     Net increase in premises and equipment                                                        (7,227)          (2,794)
---------------------------------------------------------------------------------------------------------------------------
                        Net cash provided by/(used for) investing activities                        73,085         (67,435)
                                                                                                 --------------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                                       (76,076)          (5,661)
     Net increase in certificates of deposit                                                       253,665          187,322
     Net decrease in federal funds purchased and securities sold
            under agreements to repurchase                                                       (316,633)        (151,687)
     Net increase/(decrease) in U.S. Treasury demand                                                30,493         (42,733)
     Net decrease in line of credit                                                                (4,500)             ----
     Cash dividends                                                                               (14,590)         (13,535)

     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                              3,877            1,659
     Payments for common stock acquired through buybacks                                           (1,035)          (8,582)
---------------------------------------------------------------------------------------------------------------------------
                        Net cash used for financing activities                                   (124,799)         (33,217)
                                                                                                 --------------------------
     Decrease in cash and cash equivalents                                                        (11,116)         (79,595)
     Cash and cash equivalents at beginning of period                                             273,994          354,905
---------------------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                             $ 262,878        $ 275,310
                                                                                                ===========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                           $   55,029         $  67,704
            Taxes                                                                                     970             1,014
     Loans transferred during the period:
            To other real estate owned                                                         $       18         $   1,024
            From other real estate owned                                                              157             1,020

     See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. and Rodney Square Management Corporation, conform to accounting principles generally accepted in the United States of America and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Consolidated Financial Statements presented herein should be read in conjunction with the Notes to the Consolidated Financial Statements included in the Corporation's Annual Report to Shareholders for 2000.

Note 2 - Comprehensive Income

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                             ---------------------------
                                                                              For the three months ended
                                                                                               March 31,
(Unaudited)                                                                   ---------------------------
(in thousands)                                                                    2001            2000
---------------------------------------------------------------------------------------------------------
Net income                                                                    $ 31,197        $ 30,601

Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                             10,819          (1,489)

Reclassification adjustment for securities gains included in net income           (455)           (944)

Net unrealized holding gains arising during the period on derivatives
    used for cash flow hedge                                                     1,478              --
                                                                              ------------------------
Total comprehensive income                                                    $ 43,039        $ 28,168
                                                                              ========================

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                                              --------------------------
                                                                              For the three months ended
                                                                                               March 31,
                                                                              --------------------------
(in thousands; except per share data)                                               2001          2000
------------------------------------------------------------------------------------------------------
Numerator:
     Net income before cumulative effect of change in accounting principle       $30,067       $30,601
     Cumulative effect of change in accounting principle
         (net of income taxes of $584)                                             1,130            --
------------------------------------------------------------------------------------------------------
     Net income                                                                  $31,197       $30,601
------------------------------------------------------------------------------------------------------

Denominator:
     Denominator for basic earnings per share - weighted-average shares              32,447          32,227
-----------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                                                        428             317
-----------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share - adjusted weighted-average
          shares and assumed conversions                                             32,875          32,544
-----------------------------------------------------------------------------------------------------------
Basic earnings per share
     Before cumulative effect of change in accounting principle                     $  0.93         $  0.95
     Cumulative effect of change in accounting principle                               0.03              --
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                                                            $  0.96         $  0.95
===========================================================================================================
Diluted earnings per share
     Before cumulative effect of change in accounting principle                     $  0.92         $  0.94
     Cumulative effect of change in accounting principle                               0.03              --
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                          $  0.95         $  0.94
===========================================================================================================

Note 4  - Segment Reporting

For the purposes of reporting our results, we divide our business activities into two segments. Our banking and advisory fee-based segments comprise the services we provide to customers. Previously we also reported a funds management segment, which included activities not directly customer-related, but which were undertaken primarily for the Corporation's general purposes. Those activities included management of the investment portfolio, funding and interest rate risk management. Those activities now are reflected in the banking and advisory fee-based segments and the 2000 amounts have been restated to reflect this change.

The banking and advisory fee-based segments are managed separately but have overlapping markets, customers and systems. The Corporation's strategy to develop full relationships across a broad product array allow these two segments to market separate products and services to a common base of customers.

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

The advisory fee-based segment includes personal trust, asset management, mutual fund, corporate trust and employee benefit plan services to individuals and corporations in the United States and some 50 other countries. Personal trust activities include trust services, private banking, estate settlement and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate trust activities include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies.

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

Financial data by segment for March 31, 2001 vs March 31, 2000 is as follows:

--------------------------------------------------------------------------------------------------
                                                             Banking      Advisory Fee
Year-to-Date March 31, 2001 (in thousands)                  Business          Business     Totals
--------------------------------------------------------------------------------------------------
Net interest income                                       $   52,747     $    9,454    $    62,201
Provision for loan losses                                    (4,883)          (367)        (5,250)
--------------------------------------------------------------------------------------------------
Net interest income after provision                           47,864          9,087         56,951
Total advisory fees:
     Private client advisory services                          1,225         25,219         26,444
     Corporate financial services                                362         11,908         12,270
     Affiliate managers                                           --          6,176          6,176
     Amortization of goodwill                                     --        (2,001)        (2,001)
Other operating income                                        11,566          1,511         13,077
Securities gains                                                 569            142            711
--------------------------------------------------------------------------------------------------
Net interest and other income                                 61,586         52,042        113,628
Other expense                                               (35,963)       (32,101)       (68,064)
--------------------------------------------------------------------------------------------------
Segment profit from operations                                25,623         19,941         45,564
--------------------------------------------------------------------------------------------------
Segment profit before income taxes                        $   25,623     $   19,941     $   45,564
==================================================================================================
Intersegment revenue                                              --             --             --
Depreciation and amortization                                  3,015          1,742          4,757
Investment in equity method investees                             --        185,458        185,458
Segment average total assets                               5,785,309      1,434,934      7,220,243


Year-to-Date March 31, 2000 (in thousands)
--------------------------------------------------------------------------------------------------
Net interest income                                       $   55,442     $    8,248     $   63,690
Provision for loan losses                                    (5,387)          (113)        (5,500)
--------------------------------------------------------------------------------------------------
Net interest income after provision                           50,055          8,135         58,190
Total advisory fees:
     Private client advisory services                          1,115         24,234         25,349
     Corporate financial services                                859         11,462         12,321
     Affiliate managers                                           --          4,306          4,306
     Amortization of goodwill                                     --        (1,646)        (1,646)
Other operating income                                         9,992            405         10,397
Securities gains                                               1,180            295          1,475
--------------------------------------------------------------------------------------------------
Net interest and other income                                 63,201         47,191        110,392

Other expense                                               (35,650)       (28,913)       (64,563)
--------------------------------------------------------------------------------------------------
Segment profit from operations                                27,551         18,278         45,829
--------------------------------------------------------------------------------------------------
Segment profit before income taxes                        $   27,551     $   18,278     $   45,829
==================================================================================================

Intersegment revenue                                      $       --     $      --      $       --
Depreciation and amortization                                  3,121          1,749          4,870
Investment in equity method investees                             --        158,741        158,741
Segment average total assets                               5,810,576      1,269,938      7,080,514

A reconciliation of reportable segment amounts to the Corporation's consolidated balances is as follows:

------------------------------------------------------------------------
Year-to-Date March 31 (in thousands)            2001             2000
------------------------------------------------------------------------
Assets:
Total assets for reportable segments         $7,220,243       $7,080,514
Other assets                                         --               --
Elimination of intersegment assets                   --               --
------------------------------------------------------------------------
     Consolidated total average assets       $7,220,243       $7,080,514
                                             ===========================

Note 5 - Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires the Corporation to recognize all derivatives on its the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 on January 1, 2001 resulted in the cumulative effect of the accounting change of $1.1 million after-tax being recognized as income in the Consolidated Statements of Income.


Note 6 - Derivative and Hedging Activities

The Corporation enters into interest rate swap and interest rate floor contracts in managing interest rate risk to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans.

Swaps are contracts to exchange, at specified intervals, the difference between fixed- and floating-rate interest amounts computed on contractual notional principal amounts. The Corporation has entered into swaps in which it pays a fixed rate and it receives a floating rate. The net interest differential associated with the swaps is reported in "interest and fees on loans" in the Consolidated Statements of Income. The net gains or losses resulting from the changes in fair value of the swaps are recorded to "other operating income" in the Consolidated Statements of Income.

Floors are contracts which generate interest payments to the Corporation based on the difference between the floating-rate index and a predetermined strike rate of the specific floor when the index is below the strike rate. When the index is equal to or above the strike rate, no payments are made or received by the Corporation. The Corporation enters into these contracts to hedge against the impact of adverse market interest rate changes on the cash flows of floating rate commercial loans. Hedge effectiveness is assessed by comparing the changes in intrinsic value of the interest rate floors with the changes in the variable interest rates for the commercial loans.

Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing the hedge's effectiveness and are recorded to "other operating income" in the Consolidated Statements of Income. Changes in the fair value that are determined to be ineffective are also recorded to "other operating income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "other comprehensive income" in the Consolidated Statements of Condition.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Other operating income for the period ending March 31, 2001 includes net gains of $646,239 resulting from the change in fair value of the floors that was excluded in assessing hedge effectiveness. Net gains or losses resulting from the cash flow hedges' ineffectiveness were immaterial. The amounts recorded to "other comprehensive income" are subsequently reclassified to "interest and fees on loans" in the Consolidated Statements of Income as a yield adjustment in the same period in which the hedged forecasted transaction affects earnings. During the year ended December 31, 2001, approximately $290,000 of gains in "accumulated other comprehensive income" are expected to be reclassified to "interest and fees on loans" as a yield adjustment to the hedged loans. As of March 31, 2001, the maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows associated with floating rate commercial loans is 52 months.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Net income for the first quarter of 2001 was $31.2 million, or $.95 per share on a diluted basis and included $1.1 million, or $.03 per share, of income net of tax associated with SFAS No. 133. This was a 2% increase over the $30.6 million, or $.94 per share on a diluted basis, reported for the first quarter of 2000.

Total revenues for the first quarter of 2001 reached $118.9 million, a 3% increase over the $115.9 million reported for the first quarter of 2000.

Net interest income for the first quarter of 2001 was $62.2 million, a 2% decrease from the $63.7 million reported for the first quarter of last year.

The quarterly provision for loan losses of $5.25 million was 5% lower than the $5.5 million for the first quarter of 2000. The reserve for loan losses at quarter-end was $77.9 million, $1.1 million, or 1.5%, above the $76.7 million reported at December 31, 2000.

Noninterest income for the first quarter of 2001 was $56.7 million, a 9% increase over the $52.2 million reported for the same quarter of last year.

Operating expenses for the first quarter of 2001 were $68.1 million, a 5% increase above the $64.6 million reported for the first quarter of last year.

Return on assets for the three months ended March 31, 2001, on an annualized basis, was 1.75%, above the 1.74% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 20.99%, compared with 24.57% for the first three months of 2000.

Statement of Condition

Total assets at March 31, 2001 were $7.24 billion, $79.2 million under the $7.32 billion reported at December 31, 2000. Total earning assets decreased $64.9 million over that period, to $6.63 billion, as decreases due to calls and maturities occurred in both the investment and loan portfolios.

While loan balances increased $203.5 million, or 4%, over first quarter 2000 levels, balances were down from their year-end 2000 levels. At March 31, 2001, total loans were $5.17 billion, a decrease of $17.5 million, or .3%, from the December 31, 2000 level of $5.19 billion. Contributing to this decrease were consumer loans, which declined $32.0 million, or 2.5%, to $1.25 billion, commercial loans, which declined $3.5 million, or .2%, to $1.62 billion, and residential mortgage loans, which declined $5.5 million, or .6%, to $920.4 million. Partially offsetting these decreases were increased real estate construction loans, up $17.7 million, or 4.8%, to $390.4 million and commercial mortgage loans, up $6.6 million, or .7%, to $997.0 million. Year-over-year loan growth continued in both Pennsylvania and Delaware, reflecting the strength of the Delaware Valley's diversified economy and new business momentum in the Philadelphia region.

The investment portfolio at March 31, 2001 was $1.41 billion, a decrease of $52.1 million, or 4%, from the December 31, 2000 level of $1.46 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which decreased $45.6 million, or 5%, to $844.3 million and preferred stocks, which decreased $9.1 million, or 9%, to $91.4 million, partially offset by asset-backed and other securities, which increased $3.8 million, or 1%, to $455.8 million.

Interest-bearing liabilities at quarter-end were $5.52 billion, $125.5 million, or 2%, below the year-end 2000 level of $5.65 billion. Total deposits during the first three months of 2001 increased $177.6 million, or 3%, while short-term borrowings decreased $290.6 million, or 25%. An increase of $267.0 million, or 16%, in certificates of deposit $100,000 and over offset decreases in interest-bearing demand account balances, certificates of deposit under $100,000 and other short-term borrowings. Overnight Federal funds purchased and securities sold under agreements to repurchase decreased $316.6 million, or 29%, from the prior year-end level, to $782.8 million.

Shareholders' equity at March 31, 2001 was $623.8 million, $31.9 million, or 5%, over the 2000 year-end level. Earnings of $31.2 million, an $11.8 million change in unrealized gains/(losses) net of tax for the investment portfolio and derivative floor contracts and $4.5 million in new stock issued during the first quarter were offset, in part, with $14.6 million in cash dividends and the repurchase of $1 million of treasury stock.

Net Interest Income

Net interest income for the first quarter of 2001 on a fully tax-equivalent ("FTE") basis was $63.9 million. This was a $1.7 million, or 3%, decrease from the $65.6 million reported for the first quarter of 2000.

Interest income (FTE) for the first quarter of 2001 increased $1.5 million, or 1%, to $129.4 million from $127.9 million for the first quarter of 2000. Contributing to this improvement was a $76.6 million increase in the average level of earning assets, which added $2.5 million to interest revenues. This was offset in part by the lower interest rate environment, which lowered interest revenues for the quarter by $974,000. The average rate earned on the Corporation's earning assets during the first quarter of 2001 increased 12 basis points, from 7.70% to 7.82%.

Interest expense for the quarter also increased, rising $3.2 million, or 5%, to $65.6 million. Total interest-bearing liabilities, on average, were virtually unchanged from their $5.61 billion level of a year ago. The mixture of these liabilities, however, did change, as greater use of institutional brokered certificates of deposit supplemented declines in core deposits and overnight Federal funds purchased. This change in funding mix contributed an additional $1.3 million to interest expense, while the higher rate environment added another $1.9 million to interest expense. The average rate the Corporation paid for its funds during the quarter was 4.69%, compared to 4.43% for the first quarter of 2000.

The Corporation's net interest margin for the quarter was 3.85%, nine basis points below the 3.94% reported for the first quarter of a year ago. This decline was driven, in part, by a higher percentage of the Corporation's assets repricing faster than its liabilities. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the first quarters of 2001 and 2000, respectively.

QUARTERLY ANALYSIS OF EARNINGS


                                                                2001                                   2000
                                                            First Quarter                        First Quarter
                                             ------------------------------------------------------------------------------
(in thousands; rates on                         Average       Income/       Average     Average        Income/      Average
 tax-equivalent basis)                          balance       Expense         rate      balance        Expense        rate
---------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell               $    17,075   $       246        5.76%  $    47,489    $       650       5.41 %
---------------------------------------------------------------------------------------------------------------------------
               Total short-term investments       17,075           246        5.76        47,489            650       5.41
                                             ------------------------------------------------------------------------------
     U.S. Treasury and government
          agencies                               865,560        12,692        5.89       956,978         14,711       5.93
     State and municipal                          20,247           338        6.83        11,965            229       7.76
     Preferred stock                              95,491         2,127        8.23       133,518          2,783       7.79
     Asset-backed securities                     292,969         4,498        6.15       353,671          5,680       6.20
     Other                                       156,483         2,680        6.79       194,636          3,179       6.56
---------------------------------------------------------------------------------------------------------------------------
               Total investment securities     1,430,750        22,335        6.22     1,650,768         26,582       6.23
                                             ------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                         1,612,482        32,941        8.18     1,513,683         31,062       8.14
     Real estate-construction                    396,462         8,759        8.85       327,134          7,528       9.10
     Mortgage-commercial                         992,384        21,257        8.57       917,751         19,695       8.49
     Mortgage-residential                        921,712        16,469        7.15       976,489         17,301       7.09
     Consumer                                  1,262,113        27,411        8.77     1,123,085         25,063       8.94
---------------------------------------------------------------------------------------------------------------------------
               Total loans                     5,185,153       106,837        8.27     4,858,142        100,649       8.24
                                             ------------------------------------------------------------------------------
               Total earning assets          $ 6,632,978       129,418        7.82   $ 6,556,399        127,881       7.70
                                             =============================================================================
Funds supporting earning assets
     Savings                                 $   350,359         1,236        1.43   $   397,069          1,552       1.57
     Interest-bearing demand                   1,305,415         6,585        2.05     1,364,286          6,962       2.05
     Certificates under $100,000                 919,517        11,754        5.18     1,044,662         12,561       4.84
     Certificates $100,000 and over            1,837,922        27,857        6.06     1,587,167         23,488       5.85
---------------------------------------------------------------------------------------------------------------------------
               Total  interest-bearing
                  deposits                     4,413,213        47,432        4.32     4,393,184         44,563       4.04
                                             ------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase               993,973        14,877        5.99     1,004,990         14,401       5.71
     U.S. Treasury demand                         36,288           499        5.50        45,469            603       5.25
---------------------------------------------------------------------------------------------------------------------------
               Total short-term borrowings     1,030,261        15,376        5.97     1,050,459         15,004       5.69
                                             ------------------------------------------------------------------------------
     Long-term debt                              168,000         2,756        6.56       168,000          2,761       6.57
---------------------------------------------------------------------------------------------------------------------------

               Total interest-bearing
                  liabilities                  5,611,474        65,564        4.69     5,611,643         62,328       4.43
                                             ------------------------------------------------------------------------------
     Other noninterest funds                   1,021,504            --          --       944,756             --         --
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ----
               Total funds used to support
                  earning assets             $ 6,632,978        65,564        3.97   $ 6,556,399         62,328       3.76
==========================================================================================================================
Net interest income/yield                                       63,854        3.85                       65,553       3.94
     Tax-equivalent adjustment                                  (1,653)                                  (1,863)
                                                           -----------                              -----------
Net interest income                                        $    62,201                              $    63,690
                                                           ===========                              ===========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                           ----------------------------------------
                                             For the three months ended March 31,
                                           ----------------------------------------

                                                          2001/2000
                                                      Increase (Decrease)
                                                       due to change in
                                           ----------------------------------------
                                               1              2
(in thousands)                               Volume          Rate         Total
-----------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell              $  (411)       $     7        $  (404)
-----------------------------------------------------------------------------------
               Total short-term
                   investments                 (411)             7           (404)
                                           ----------------------------------------
     U.S. Treasury and
          government agencies                (1,929)           (90)        (2,019)
     State and municipal *                      155            (46)           109
     Preferred stock *                         (770)           114           (656)
     Asset-backed securities                 (1,151)           (31)        (1,182)
     Other *                                   (591)            92           (499)
-----------------------------------------------------------------------------------
               Total investment
                   securities                (4,286)            39         (4,247)
                                           ----------------------------------------
     Commercial, financial and
          agricultural *                      1,983           (104)         1,879
     Real estate-construction                 1,556           (325)         1,231
     Mortgage-commercial *                    1,562              0          1,562
     Mortgage-residential                      (958)           126           (832)
     Consumer                                 3,065           (717)         2,348
-----------------------------------------------------------------------------------
               Total loans                    7,208         (1,020)         6,188
-----------------------------------------------------------------------------------
               Total interest income        $ 2,511        $  (974)       $ 1,537
                                            =====================================
Interest expense:
     Savings                                $  (181)       $  (135)       $  (316)
     Interest-bearing demand                   (377)             0           (377)
     Certificates under $100,000             (1,494)           687           (807)
     Certificates $100,000 and over           3,667            702          4,369
-----------------------------------------------------------------------------------

               Total interest-bearing
                   deposits                   1,615          1,254          2,869
                                           ----------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase             (157)           633            476
     U.S. Treasury demand                      (121)            17           (104)
-----------------------------------------------------------------------------------
               Total short-term
                   borrowings                  (278)           650            372
                                           ----------------------------------------
     Long-term debt                               0             (5)            (5)
-----------------------------------------------------------------------------------
               Total interest expense       $ 1,337        $ 1,899        $ 3,236
                                            =====================================
Changes in net interest income                                            $(1,699)
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

Non-interest Revenues and Operating Expenses

Non-interest revenues for the first quarter of 2001 were $56.7 million, an increase of $4.5 million, or 9%, over those for the first quarter of a year ago, due primarily to higher advisory fees.

Total advisory fees for the first quarter of 2001 increased to $44.9 million, $2.9 million, or 7%, over those for the first quarter of 2000. These fees represented 48% of the Corporation's operating revenues for the quarter, compared to 45% for the first quarter of 2000. Private client advisory fees for the first quarter rose $1.1 million, or 4%, to $26.4 million. Sales of private client advisory services were strong, particularly in New York, and totaled $3.3 million for the quarter on an annualized basis, up 5% from the first quarter of 2000. This growth occurred notwithstanding declines in the market value of securities held for clients, as benchmarked by the three market indices over both the 3-month and 12-month periods ended March 31, 2001. The Dow Jones index was down 8.1% for the year and 8% for the quarter; the S&P 500 declined 21.7% for the year and 11.9% for the quarter, and the Nasdaq composite index dropped 59.7% for the year and 25.5% for the quarter. Approximately 70% of the Corporation's private client advisory fees are tied to market valuations. Fees from corporate financial services for the first quarter declined $49,000, or
 .4%, to $12.3 million. Fees from nexus and holding company services posted double digit increases and demand for capital markets trust services remained strong. Levels of new business development were comparable to those for the first quarter of 2000, but were muted by a decrease in custody and transaction fees related to market valuations and a decrease in market activity. Approximately 25% of corporate financial services fees are tied to asset valuations. Fees from affiliated asset managers rose $1.9 million, or 43%, to $6.2 million, due primarily to larger ownership positions in Cramer Rosenthal McGlynn and Roxbury Capital Management since March 31, 2000. The increase in goodwill amortization expense was also attributable to these increases in ownership. Assets under management with these affiliates at March 31, 2001 were $12.6 billion. This was down from $16.2 billion at March 31, 2000 and $14.7 billion at December 31, 2000.

Other operating income for first quarter was $4.6 million. This was an increase of $2.6 million, or 136%, over the $1.9 million reported for the first quarter of 2000. The Corporation recorded a non-operating gain of $1.6 million for asset dispositions in the first quarter of 2001.

Operating expenses for the quarter increased $3.5 million, or 5%, to $68.1 million. Total personnel expenses for the quarter increased $1.2 million, or 3%, over those for the first quarter of 2000, to $42.9 million. Contributing to this increase were higher compensation costs, as salaries were up 1.5% over year-ago levels, and incentive payments, which were up $1.7 million, reflecting strong sales results for the prior year. Partially offsetting these increases was a lower profit-sharing bonus accrual, down $1.1 million from its year-ago level, as the rate of net income growth and a lower return on equity dropped the bonus accrual percentage. Occupancy and furniture and equipment expenses were 4% and 2% higher, respectively, and reflect costs associated with the Corporation's expansion markets. Other operating expense increased $1.9 million, or 19%, to $12.2 million as higher expenses were incurred in advertising, debit and credit card expense, staff training expense for asset allocation and armored car expense.

Income tax expense for the first quarter of 2001 increased $853,000, or 6%, to $16.1 million. The Corporation's effective tax rate for the first quarter of 2001 was 34.01%, compared to 33.23% for the first quarter of 2000. This was due in part to lower levels of tax-exempt income and higher levels of state income taxes.


Liquidity

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through deposits.

The Corporation's quarter-end liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 18.79%. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision

The Corporation's provision for loan losses for the first quarter of 2001 was $5.25 million, $250,000, or 4.5%, lower than the amount provided for in the first quarter of 2000. The reserve for loan losses at March 31, 2001 was $77.9 million, an increase of $1.1 million, or 1%, over the $76.7 million reported at December 31, 2000. The reserve as a percentage of total period-end loans outstanding was 1.51%, up from the year-end level of 1.48%. Net chargeoffs for the first quarter of 2001 were $4.1 million, a decrease of $4.7 million, or 53%, from those for the first quarter of 2000.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)                         March 31, 2001         December 31, 2000        March 31, 2000
-------------------------------------------------------------------------------------------------------------------
Nonaccruing                                              $40,015                  $40,161                $41,703
Past due 90 days or more                                   8,476                   13,500                 20,138
----------------------------------------------------------------------------------------------------------------
Total                                                    $48,491                  $53,661                $61,841
                                                         =======================================================

Percent of total loans at period-end                       0.93%                    1.03%                  1.24%

Other real estate owned                                    $ 578                    $ 717                  $ 580


Nonaccruing loans at March 31, 2001 were $40.0 million, a decrease of $146,000, or .4%, from the $40.2 million reported at December 31, 2000. Other real estate owned, which is reported as a component of other assets in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at March 31, 2001 was $578,000, a decrease of $139,000, or 19%, from the December 31, 2000 level of $717,000. Nonperforming assets (other real estate owned plus nonaccrual loans) at March 31, 2001 totaled $40.6 million, or .79% of period-end loans outstanding. This was a decrease of $285,000, or .7%, from the $40.9 million, or
 .79% of period-end loans outstanding, reported at December 31, 2000. As a result of the Corporation's ongoing monitoring of its loan portfolio, at March 31, 2001, approximately $40.1 million of its loans were identified as either currently performing in accordance with their terms or which are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis. This compares with $44.8 million reported at December 31, 2000.

The Corporation's loan loss reserve methodology is sound and has provided a high degree of reserve adequacy over an extended period of time. The Corporation's reserve is reflective of estimated credit losses for specifically identified loans, as well as estimated probable losses inherent in the remainder of the portfolio. The methodology includes an analysis of lending business conditions and their effect on estimated credit losses, which is the basis for an unallocated portion of the reserve assessment. These business conditions include potential shifts in current market conditions, loan growth in new markets, the average loan size and complexity within the portfolio, trends in delinquent payment performance, the direction of risk rating migration within the portfolio, the level of serious doubt loans, the impact of litigation and trends in bankruptcy filings. Management has established a range of between 5% and 20% as an acceptable percentage of the unallocated reserve as a proportion of the total reserve. This range is based on historic unallocated levels in conjunction the assessment of the business conditions mentioned above. The unallocated and allocated portions of the reserve are reassessed quarterly. At March 31, 2001, approximately $6.4 million, or 8%, of the reserve for loan losses was unallocated. This compares with $5.1 million, or 7%, of the reserve that was classified as unallocated at year-end 2000. The first quarter loan loss provision adequately supported loan growth and a reduced level of net chargeoffs for the period. Delinquency trends and serious doubt levels both declined from prior year levels. The percentage of loans carrying an internal "pass" rating remained high, at 95%. As a result, management believes that the Corporation's reserve for loan losses is adequate based upon currently available information.

Capital Resources

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the first quarter of 2001 was 11.22%, and its core (Tier 1) leveraged capital ratio was 6.16%. The corresponding ratios at year-end 2000 were 10.80% and 5.87%, respectively. Both of these ratios are above the current regulatory minimums of 8.00% and 4.00%, respectively.

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

The Corporation employs simulation models to measure the effect of variations in interest rates on net interest income. The composition of assets, liabilities and off-balance-sheet instruments and their respective repricing and maturity characteristics, as well as certain external factors such as the level of market interest rates, are evaluated in assessing the Corporation's exposure to changes in interest rates.

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of March 31, 2001, that a gradual 250-basis-point increase in market interest rates would increase net interest income by 1.25% over a one-year period. If interest rates were to gradually decrease

250 basis points, the simulation model projects, as of March 31, 2001, that net interest income would decrease 4.5% over a one-year period. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period given a change in interest rates.

The preceding paragraph contains certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions that the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the balances of residential mortgages, asset-backed securities and collateralized mortgage obligations ("CMOs") play a significant role in the results the simulation model projects. The adjustment paths are not assumed to be symmetrical.

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

During the first quarter of 2001, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the first quarter of 2001 totaled $11.0 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities, maximizing the number of funding sources and asset securitizations, as well as utilizing derivative contracts such as interest rate swaps and interest rate floors.

The Corporation has entered into swaps in which it pays a fixed rate and it receives a floating rate. The net interest differential associated with the swaps is recorded to "interest and fees on loans" in the Consolidated Statements of Income. The net gains or losses resulting from the changes in fair value of the swaps are recorded to "other operating income" in the Consolidated Statements of Income. At March 31, 2001, the Corporation was committed to interest rate swaps with a total notional amount of $14.8 million, compared to a total notional amount of $10.2 million at year-end 2000. The swaps have remaining maturities of between 11 and 63 months, with a weighted average maturity of 39 months.

The Corporation entered into floors to hedge against the impact of adverse market interest rate changes on the cash flows of floating-rate commercial loans. Changes in the intrinsic value of the contracts are expected to be highly effective in offsetting changes in cash flows attributable to fluctuations in market interest rates below the strike price of the floors. Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing hedge effectiveness and are recorded to "other operating income" in the Consolidated Statements of Income. Changes in the fair value that are determined to be ineffective are also recorded to "other operating income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "other comprehensive income" in the Consolidated Statements of Condition. Amounts in "accumulated other comprehensive income" are subsequently reclassified to "interest and fees on loans" in the Consolidated Statements of Income in the same period in which the hedged forecasted transaction affects earnings. When the floors are terminated or sold, net gains and/or losses remaining in "accumulated other comprehensive income" will be amortized over the remaining lives of the floors and recorded to "interest and fees on loans" in the Consolidated Statements of Income. At March 31, 2001, the Corporation was committed to interest rate floors with a total notional amount of $175 million, the same amount to which it was committed at year-end 2000. The floors have remaining maturities of between 12 and 52 months, with a weighted average maturity of 35 months.

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



Date:    May 11, 2001                   /s/ David R. Gibson
                                        ----------------------------------------
                                        Name:    David R. Gibson
                                        Title:   Senior Vice President and
                                                 Chief Financial Officer

                                                 (Authorized Officer and
                                                 Principal Financial Officer)