Form 10-Q/A
period 2001-03-31
WILMINGTON TRUST CORP
filed 2001-06-21
CIK 872821

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


Total advisory fees for the first quarter of 2001 increased to $44.9 million, $2.9 million, or 7%, over those for the first quarter of 2000. These fees represented 48% of the Corporation's operating revenues for the quarter, compared to 45% for the first quarter of 2000. Private client advisory fees for the first quarter rose $1.1 million, or 4%, to $26.4 million. Sales of private client advisory services were strong, particularly in New York, and totaled $3.3 million for the quarter on an annualized basis, up 5% from the first quarter of 2000. This growth occurred notwithstanding declines in the market value of securities held for clients, as benchmarked by the three market indices over both the 3-month and 12-month periods ended March 31, 2001. The Dow Jones index was down 8.1% for the year and 8% for the quarter; the S&P 500 declined 21.7% for the year and 11.9% for the quarter, and the Nasdaq composite index dropped 59.7% for the year and 25.5% for the quarter. Approximately 70% of the Corporation's private client advisory fees are tied to market valuations. At March 31, 2001, assets under management were $24.7 billion.



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




Date:    June 21, 2001                  /s/ David R. Gibson
                                        ----------------------------------------
                                        Name:    David R. Gibson
                                        Title:   Senior Vice President and
                                                 Chief Financial Officer

                                                 (Authorized Officer and
                                                 Principal Financial Officer)