Form 10-Q
period 2001-06-30
WILMINGTON TRUST CORP
filed 2001-08-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From              to
                                    ------------    -----------

     Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                             51-0328154
---------------------------------                    ------------------------------------
(State or other jurisdiction                         (I.R.S. Employer Identification No.)
of incorporation or organization)



 Rodney Square North, 1100 North Market Street, Wilmington, Delaware    19890
 -------------------------------------------------------------------   ---------
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

      Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 2001 - 32,593,589 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                              Page
                                                                             -------
Part I.     Financial Information


      Item 1 - Financial Statements (unaudited)

                 Consolidated Statements of Condition                           4
                 Consolidated Statements of Income                              6
                 Consolidated Statements of Cash Flows                          8
                 Notes to Consolidated Financial Statements                    10

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       16

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk      27

Part II     Other Information

      Item 1 - Legal Proceedings                                               30
      Item 2 - Changes in Securities and Use of Proceeds                       30
      Item 3 - Defaults Upon Senior Securities                                 30
      Item 4 - Submission of Matters to a Vote of  Security Holders            30
      Item 5 - Other Information                                               30
      Item 6 - Exhibits and Reports on Form 8-K                                30

      Exhibit 11

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                             ----------------------------
                                                                               June 30,      December 31,
(in thousands)                                                                   2001             2000
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $   278,953      $   223,819
                                                                             ----------------------------

Federal funds sold and securities purchased
       under agreements to resell                                                182,506           50,175
                                                                             ----------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                     736,194          878,932
       Obligations of state and political subdivisions                            12,885           11,776
       Other securities                                                          521,595          549,357
---------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                    1,270,674        1,440,065
                                                                             ----------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                      10,802           11,003
       Obligations of state and political subdivisions                             5,220            6,640
       Other securities                                                            1,859            3,095
---------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $18,471 and $20,984, respectively)                                17,881           20,738
                                                                             ----------------------------
Loans:
       Commercial, financial and agricultural                                  1,649,631        1,622,654
       Real estate-construction                                                  425,109          372,702
       Mortgage-commercial                                                     1,010,892          990,433
       Mortgage-residential                                                      913,884          925,938
       Consumer                                                                1,263,320        1,277,291
       Unearned income                                                            (1,211)            (609)
---------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                5,261,625        5,188,409
       Reserve for loan losses                                                   (79,339)         (76,739)
---------------------------------------------------------------------------------------------------------
             Net loans                                                         5,182,286        5,111,670
                                                                             -----------      -----------
Premises and equipment, net                                                      137,366          130,910
Goodwill and other intangible assets, net of accumulated amortization
       of $21,251 in 2001 and $17,187 in 2000                                    173,788          172,015
Accrued interest receivable                                                       43,486           49,200
Other assets                                                                     120,408          123,024
---------------------------------------------------------------------------------------------------------
             Total assets                                                    $ 7,407,348      $ 7,321,616
                                                                             ============================

                                                                 ----------------------------
                                                                   June 30,      December 31,
(in thousands)                                                      2001             2000
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                $ 1,119,079      $   955,651
       Interest-bearing:
             Savings                                                 352,563          350,213
             Interest-bearing demand                               1,221,852        1,413,173
             Certificates under $100,000                             913,078          927,500
             Certificates $100,000 and over                        1,485,852        1,639,479
---------------------------------------------------------------------------------------------
             Total deposits                                        5,092,424        5,286,016
                                                                 ----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                        1,292,810        1,099,445
       U.S. Treasury demand                                           71,082           30,757
       Line of credit                                                 17,000           17,000
---------------------------------------------------------------------------------------------
             Total short-term borrowings                           1,380,892        1,147,202
                                                                 ----------------------------
Accrued interest payable                                              61,048           51,655
Other liabilities                                                     59,672           76,843
Long-term debt                                                       168,000          168,000
---------------------------------------------------------------------------------------------
             Total liabilities                                     6,762,036        6,729,716
                                                                 ----------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                    39,264           39,264
       Capital surplus                                                75,860           72,817
       Retained earnings                                             785,363          753,373
       Accumulated other comprehensive income/(loss)                   8,811           (4,429)
---------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings         909,298          861,025
       Less:  Treasury stock, at cost, 6,670,584 and
                   6,870,855 shares, respectively                   (263,986)        (269,125)
---------------------------------------------------------------------------------------------
             Total stockholders' equity                              645,312          591,900
                                                                 ----------------------------
             Total liabilities and stockholders' equity          $ 7,407,348      $ 7,321,616
                                                                 ============================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                     For the three months ended     For the six months ended
                                                                       June 30,                     June 30,
                                                     -------------------------------------------------------
(in thousands; except per share data)                    2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                            $ 100,874      $ 106,794      $ 206,812      $ 206,516
Interest and dividends on investment securities:
     Taxable interest                                    17,852         22,864         37,204         45,850
     Tax-exempt interest                                  1,124            143          1,353            295
     Dividends                                            1,745          2,316          3,745          4,824
Interest on federal funds sold and securities
     purchased under agreements to resell                   239            465            485          1,115
------------------------------------------------------------------------------------------------------------
     Total interest income                              121,834        132,582        249,599        258,600
                                                      ------------------------------------------------------
Interest on deposits                                     40,381         47,899         87,813         92,462
Interest on short-term borrowings                        13,684         17,296         29,060         32,300
Interest on long-term debt                                2,763          2,762          5,519          5,523
------------------------------------------------------------------------------------------------------------
     Total interest expense                              56,828         67,957        122,392        130,285
                                                      ------------------------------------------------------
Net interest income                                      65,006         64,625        127,207        128,315
Provision for loan losses                                (4,700)        (5,000)        (9,950)       (10,500)
------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                60,306         59,625        117,257        117,815
                                                      ------------------------------------------------------
OTHER INCOME
Advisory fees                                            43,156         40,187         86,045         80,517
Service charges on deposit accounts                       6,867          6,207         13,029         12,432
Card fees                                                 2,602          2,490          4,947          4,725
Other operating income                                    2,180          2,153          6,750          4,090
Securities gains                                             71            185            782          1,660
------------------------------------------------------------------------------------------------------------
     Total other income                                  54,876         51,222        111,553        103,424
                                                      ------------------------------------------------------
     Net interest and other income                      115,182        110,847        228,810        221,239
                                                      ------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                         40,349         38,832         83,242         80,522
Net occupancy                                             4,322          4,187          8,085          7,804
Furniture and equipment                                   5,729          5,652         11,458         11,247
Stationery and supplies                                   1,268          1,539          2,686          3,172
Advertising and contributions                             2,847          2,402          4,328          3,707
Servicing and consulting fees                             2,377          1,792          4,466          3,554

Other operating expense                                  11,242         10,623         21,933         19,584
------------------------------------------------------------------------------------------------------------
     Total other expense                                 68,134         65,027        136,198        129,590
                                                      ------------------------------------------------------
NET INCOME
     Income before income taxes and cumulative
         effect of change in accounting principle        47,048         45,820         92,612         91,649
Applicable income taxes                                  16,066         15,377         31,563         30,605
------------------------------------------------------------------------------------------------------------
     Net income before cumulative effect of
         change in accounting principle                  30,982      $  30,443      $  61,049      $  61,044
Cumulative effect of change in accounting
     principle (net of income taxes of $584)                 --             --          1,130             --
------------------------------------------------------------------------------------------------------------
     Net income                                       $  30,982      $  30,443      $  62,179      $  61,044
                                                      ======================================================
Net income per share - basic:
     Before cumulative effect of change in
         accounting principle                         $    0.95      $    0.94      $    1.88      $    1.89
     Cumulative effect of change in
         accounting principle                                --             --           0.03             --
------------------------------------------------------------------------------------------------------------
     Net income per share - basic                     $    0.95      $    0.94      $    1.91      $    1.89
                                                      ======================================================
Net income per share - diluted:
     Before cumulative effect of change in
         accounting principle                         $    0.94      $    0.94      $    1.86      $    1.88
     Cumulative effect of change in
         accounting principle                                --             --           0.03             --
------------------------------------------------------------------------------------------------------------
     Net income per share - diluted                   $    0.94      $    0.94      $    1.89      $    1.88
                                                      ======================================================
     Weighted average shares outstanding:
          basic                                          32,531         32,275         32,490         32,251
          diluted                                        32,954         32,566         32,915         32,555
     Cash dividends per share                         $    0.48      $    0.45      $    0.93      $    0.87


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                                            ---------------------------------
                                                                            For the six months ended June 30,
(in thousands)                                                                     2001           2000
-------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                                  $  62,179      $  61,044
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                           9,950         10,500
                 Provision for depreciation                                          8,864          9,189
                 Amortization of investment securities available for sale
                        discounts and premiums                                       3,633          3,217
                 Amortization/(accretion) of investment securities held to
                        maturity discounts and premiums                                  3             (6)
                 Deferred income taxes                                                  10            185
                 Gains on sales of loans                                              (355)          (232)
                 Securities gains                                                     (782)        (1,660)
                 Decrease/(increase) in other assets                                13,629        (42,771)
                 Decrease in other liabilities                                     (14,143)        (2,008)
---------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                    82,988         37,458
                                                                                 ------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                15,233        211,520
     Proceeds from maturities of investment securities available for sale          196,149        148,789
     Proceeds from maturities of investment securities held to maturity              2,854          6,366
     Purchases of investment securities available for sale                         (25,563)      (218,034)
     Investments in affiliates                                                      (5,837)       (19,383)
     Gross proceeds from sales of loans                                             40,578         27,469
     Purchases of loans                                                             (6,902)        (4,628)
     Net increase in loans                                                        (113,887)      (313,737)
     Net increase in premises and equipment                                        (15,320)        (6,651)
---------------------------------------------------------------------------------------------------------
                        Net cash provided by/(used for) investing activities        87,305       (168,289)
                                                                                 ------------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                        (25,543)       (76,874)
     Net (decrease)/increase in certificates of deposit                           (168,049)       156,315
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                         193,365        108,177
     Net increase/(decrease) in U.S. Treasury demand                                40,325        (47,812)
     Cash dividends                                                                (30,189)       (28,048)

     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                               8,853          5,255
     Payments for common stock acquired through buybacks                            (1,590)        (8,634)
---------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                   17,172        108,379
                                                                                 ------------------------
     Increase/(decrease) in cash and cash equivalents                              187,465        (22,452)
     Cash and cash equivalents at beginning of period                              273,994        354,905
---------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period              $ 461,459      $ 332,453
                                                                                 ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                             $ 112,999      $ 143,067
            Taxes                                                                   35,552         35,250
     Loans transferred during the period:
            To other real estate owned                                           $      70      $   1,675
            From other real estate owned                                               296          1,449

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

Note 2 - Comprehensive Income

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                           For the six months ended
                                                                                   June 30,
(Unaudited)                                                                -----------------------
(in thousands)                                                                2001          2000
--------------------------------------------------------------------------------------------------
Net income                                                                  $ 62,179      $ 61,044
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                           12,838        (2,173)
Reclassification adjustment for securities gains included in net income         (500)       (1,062)
Net unrealized holding gains arising during the period on derivatives
     used for cash flow hedge                                                    952            --
Reclassification adjustment for derivative gains included in net income          (50)           --
                                                                            ----------------------
Total comprehensive income                                                  $ 75,419      $ 57,809
                                                                            ======================

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                                             For the six months ended
                                                                                    June 30,
                                                                               -------------------
(in thousands; except per share data)                                             2001        2000
--------------------------------------------------------------------------------------------------
Numerator:
     Net income before cumulative effect of change in accounting principle     $61,049     $61,044
     Cumulative effect of change in accounting principle
         (net of income taxes of $584)                                           1,130          --
--------------------------------------------------------------------------------------------------
     Net income                                                                $62,179     $61,044
--------------------------------------------------------------------------------------------------

Denominator:
     Denominator for basic earnings per share - weighted average shares             32,490         32,251
---------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                                                       425            304
---------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share - adjusted weighted average
          shares and assumed conversions                                            32,915         32,555
---------------------------------------------------------------------------------------------------------
Basic earnings per share
     Before cumulative effect of change in accounting principle                 $     1.88     $     1.89
     Cumulative effect of change in accounting principle                              0.03             --
---------------------------------------------------------------------------------------------------------
Basic earnings per share                                                        $     1.91     $     1.89
=========================================================================================================
Diluted earnings per share
     Before cumulative effect of change in accounting principle                 $     1.86     $     1.88
     Cumulative effect of change in accounting principle                              0.03             --
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                      $     1.89     $     1.88
=========================================================================================================


Note 4  - Segment Reporting

For the purposes of reporting our results, we divide our business activities into two segments. Our banking and advisory fee-based segments comprise the services we provide to customers. Previously we also reported a funds management segment, which included activities not directly customer-related, but which were undertaken primarily for the Corporation's general purposes. Those activities included management of the investment portfolio, funding and interest rate risk management. Those activities now are reflected in the banking and advisory fee-based segments, and the 2000 amounts have been restated to reflect this change.

The banking and advisory fee-based segments are managed separately but have overlapping markets, customers and systems. The Corporation's strategy to develop full relationships across a broad product array allows these two segments to market separate products and services to a common base of customers.

The banking segment includes lending, deposit-taking and branch banking in our primary banking markets of Delaware, Pennsylvania and Maryland, along with institutional deposit-taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts and various savings and money market accounts.

The advisory fee-based segment includes private client advisory services, asset management, mutual fund, corporate trust and employee benefit plan services to individuals and corporations in the United States and more than 50 other countries. Private client advisory service activities include investment management, trust services, private banking, estate settlement, financial planning and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate trust activities include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies.

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

Financial data by segment for the year-to-date June 30, 2001 vs. June 30, 2000 is as follows:


-------------------------------------------------------------------------------------------
                                                 Banking      Advisory Fee
Year-to-Date June 30, 2001 (in thousands)       Business        Business           Totals
-------------------------------------------------------------------------------------------
Net interest income                           $   111,659      $    15,548      $   127,207
Provision for loan losses                          (9,847)            (103)          (9,950)
                                              ---------------------------------------------
Net interest income after provision               101,812           15,445          117,257
Total advisory fees:
     Private client advisory services               3,272           49,282           52,554
     Corporate financial services                     952           25,683           26,635
     Affiliate managers                                --           10,919           10,919
     Amortization of goodwill                          --           (4,063)          (4,063)
Other operating income                             22,528            2,198           24,726
Securities gains                                      626              156              782
-------------------------------------------------------------------------------------------
Net interest and other income                     129,190           99,620          228,810
Other expense                                     (72,383)         (63,815)        (136,198)
-------------------------------------------------------------------------------------------
Segment profit from operations                     56,807           35,805           92,612
-------------------------------------------------------------------------------------------
Segment profit before income taxes            $    56,807      $    35,805      $    92,612
===========================================================================================
Intersegment revenue                                   --               --               --
Depreciation and amortization                       6,010            3,470            9,480
Investment in equity method investees                  --          188,160          188,160
Segment average assets                          5,797,675        1,392,984        7,190,659



Year-to-Date June 30, 2000 (in thousands)
-------------------------------------------------------------------------------------------
Net interest income                           $   121,341      $     6,974      $   128,315
Provision for loan losses                         (10,216)            (284)         (10,500)
-------------------------------------------------------------------------------------------
Net interest income after provision               111,125            6,690          117,815
Total advisory fees:
     Private client advisory services               2,196           46,957           49,153
     Corporate financial services                   1,319           23,702           25,021
     Affiliate managers                                --            9,848            9,848
     Amortization of goodwill                          --           (3,505)          (3,505)
Other operating income                             20,009            1,238           21,247
Securities gains                                    1,328              332            1,660
-------------------------------------------------------------------------------------------
Net interest and other income                     135,977           85,262          221,239
Other expense                                     (73,000)         (56,590)        (129,590)
-------------------------------------------------------------------------------------------
Segment profit from operations                     62,977           28,672           85,262

Segment gain from infrequent events                    --               --               --
-------------------------------------------------------------------------------------------
Segment profit before income taxes            $    62,977      $    28,672      $    91,649
===========================================================================================

Intersegment revenue                          $        --      $        --      $        --
Depreciation and amortization                       6,129            3,583            9,712
Investment in equity method investees                  --          178,069          178,069
Segment average assets                          5,799,912        1,367,464        7,167,376

Note 5 - Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires the Corporation to recognize all derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 on January 1, 2001 resulted in the cumulative effect of the accounting change of $1.1 million after-tax being recognized as income in the Consolidated Statements of Income.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities


In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supersedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration.

This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Corporation does not expect this Statement to have an impact on earnings, financial condition or equity.


Business Combinations

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using the purchase method, thereby eliminating use of the pooling-of-interests method.

The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Corporation expects no impact on earnings, financial condition or equity upon adoption.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to all goodwill and other intangible assets recognized in financial statements at that date. The Corporation has been amortizing goodwill at the rate of approximately $2.1 million per quarter, which will cease upon adoption of this Statement. Other than the cessation of amortization, the Corporation does not anticipate an impact on earnings, financial condition or equity upon adoption.

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

Floors are contracts that generate interest payments to the Corporation based on the difference between the floating-rate index and a predetermined strike rate of the specific floor when the index is below the strike rate. When the index is equal to or above the strike rate, no payments are made or received by the Corporation. The Corporation enters into these contracts to hedge against the impact of adverse market interest rate changes on the cash flows of floating rate commercial loans. Hedge effectiveness is assessed by comparing the changes in intrinsic value of the interest rate floors with the changes in the variable interest rates for the commercial loans.

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

Other operating income for the period ended June 30, 2001 includes net gains of $596,048 resulting from the change in fair value of the floors that was excluded in assessing hedge effectiveness. Net gains or losses resulting from the cash flow hedges' ineffectiveness were immaterial. The amounts recorded to "Other Comprehensive Income" are subsequently reclassified to "Interest and Fees on Loans" in the Consolidated Statements of Income as a yield adjustment in the same period in which the hedged forecasted transaction affects earnings. On April 17, 2001, the company sold all of its floors. As of June 30, 2001, approximately $73,000 of gains in "Accumulated Other Comprehensive Income" were reclassified to earnings as a result of the sale. During the 12 months ending June 30, 2002, approximately $293,000 of gains in "Accumulated Other Comprehensive Income" will be reclassified to earnings.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Net income for the second quarter of 2001 was $31.0 million, or $.94 per share on a diluted basis, and for the first six months of 2001 was $62.2 million, or $1.89 per share on a diluted basis. This was a 2% increase over each of the $30.4 million, or $.94 per share, and the $61.0 million, or $1.88 per share, on a diluted basis, reported for the second quarter and first six months of 2000.

Total revenues for the second quarter of 2001 reached $119.9 million, a 3% increase over the $115.8 million reported for the second quarter of 2000. For the first six months of 2001, revenues reached $238.8 million, a 3% increase over the $231.7 million for the corresponding period in 2000.

Net interest income for the second quarter of 2001 was $65.0 million, a 1% increase over the $64.6 million reported for the second quarter of last year. For the first six months, net interest income was $127.2 million, a 1% decrease from the $128.3 million reported for the corresponding period last year.

The quarterly provision for loan losses of $4.7 million was 6% lower than the $5.0 million for the second quarter of 2000. The reserve for loan losses at quarter-end was $79.3 million, $2.6 million, or 3%, above the $76.7 million reported at December 31, 2000.

Noninterest income for the second quarter of 2001 was $54.9 million, a 7% increase over the $51.2 million reported for the corresponding quarter of last year. For the first six months of 2001, noninterest income reached $111.6 million, an 8% increase over the $103.4 million reported for the first six months of 2000.

Operating expenses for the second quarter and first six months of 2001 were $68.1 million and $136.2 million, respectively, a 5% increase above the $65.0 million and $129.6 million reported for the first quarter and first half of last year.

Return on assets for the six months ended June 30, 2001, on an annualized basis, was 1.74%, above the 1.71% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 20.37%, compared with 24.21% for the first six months of 2000.

STATEMENT OF CONDITION

Total assets at June 30, 2001 were $7.41 billion, $85.7 million above the $7.32 billion reported at December 31, 2000. Total earning assets increased $33.3 million over this period, to $6.73 billion, as higher levels of short-term investments and loans outstanding offset decreases due to calls and maturities in the investment portfolios.

Loan balances increased $73.2 million, or 1%, over the first six months of 2001 from their year-end 2000 levels. Pay-downs, refinancings and the sale of residential mortgage loans into the secondary market slowed the rate of loan growth. At June 30, 2001, total loans were $5.26 billion, above the $5.19 billion reported at year-end 2000. Contributing to this increase were real estate construction loans, which increased $52.4 million, or 14%, to $425.1 million, commercial loans, which increased $27.0 million, or 2%, to $1.65 billion, and commercial mortgage loans, up $20.5 million, or 2%, to $1.01 billion. Partially offsetting these increases were consumer loans, down $14.0 million, or 1%, to $1.26 billion and residential mortgage loans of $913.9 million, down $12.0 million, or 1%. Approximately $70 million of residential mortgage loans were sold during the fourth quarter of 2000. While these period-end balances reflected only a 1% growth in loans, the average balance of total loans outstanding during the first six months of 2001 was $5.19 billion, a $243.2 million, or 5%, increase over the $4.95 billion for the corresponding period a year ago. Year-over-year loan growth continued in both Pennsylvania and Delaware, reflecting the strength of the Delaware Valley's diversified economy and new business momentum in the Philadelphia region. Approximately half of this loan growth was generated outside of Delaware.

The investment portfolio at June 30, 2001 was $1.29 billion, a decrease of $172.2 million, or 12%, from the December 31, 2000 level of $1.46 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which decreased $142.9 million, or 16%, to $747.0 million, preferred stocks, which decreased $16.4 million, or 16%, to $84.1 million, and asset-backed securities, which decreased $12.1 million, or 4%, to $283.2 million. These declines are a reflection of the interest rate environment and the use of assets to fund loan growth.

Interest-bearing liabilities at quarter-end were $5.52 billion, $124.0 million, or 2%, below the year-end 2000 level of $5.65 billion. Total deposits during the first six months of 2001 decreased $193.6 million, or 4%, while short-term borrowings increased $233.7 million, or 20%. A decrease of $191.3 million, or 14%, in interest-bearing demand balances and a $153.6 million, or 9%, decrease in certificates of deposit $100,000 and over were offset in part by a $163.4 million, or 17%, increase in noninterest-bearing demand account balances. Short-term borrowings increased $233.7 million, or 20%, to $1.38 billion. Federal funds purchased and securities sold under agreements to repurchase increased $193.4 million, or 18%, and U.S. Treasury demand balances increased $40.3 million, or 131%, over their prior year-end levels.


Shareholders' equity at June 30, 2001 was $645.3 million, $53.4 million, or 9%, over the 2000 year-end level. Earnings of $62.2 million for the first six months, coupled with a $13.2 million improvement in unrealized gains/(losses), net of tax, for the investment portfolio and derivative floor contracts and $9.8 million in new stock issued, were responsible for this increase. Partially offsetting these results were $30.2 million in cash dividends and the repurchase of $1.6 million of treasury stock.

NET INTEREST INCOME

Net interest income for the second quarter on a fully tax-equivalent ("FTE") basis was $67.0 million. This was a $441,000, or 1%, increase over the $66.6 million reported for the second quarter of 2000. For the first six months of 2001, net interest income (FTE) was $130.9 million, a $1.3 million, or 1%, decrease from the $132.1 million reported for the corresponding period a year ago. Net interest income was affected by the continued rapid pace of change in key interest rates by the Federal Reserve Board, which lowered rates three times for a total of 125 basis points during the quarter.

Interest income (FTE) for the second quarter of 2001 decreased $10.7 million, or 8%, to $123.8 million from $134.5 million for the second quarter of 2000. Contributing to this decline was a $129.3 million decrease in the average level of earning assets, which reduced interest revenues by $1.7 million. This decline was compounded by the lower interest rate environment, which lowered interest revenues for the quarter by $9.0 million. Also affecting interest income was the first time recognition of interest accrued on zero coupon bonds, resulting in an adjustment of $901,000 to interest revenue. The average rate earned on the Corporation's earning assets during the quarter declined 48 basis points, from 7.94% to 7.46%. For the first six months of 2001, interest revenues were down $9.2 million, also due to the interest rate environment that has seen the rate earned on the Corporation's assets decline 18 basis points to 7.64% from the 7.82% earned during the first six months of 2000.

Interest expense for the quarter decreased $11.1 million, or 16%, to $56.8 million. Total interest-bearing liabilities, on average, were down $246.2 million, or 4%, from their $5.77 billion level of a year ago. The reduced level of interest-bearing liabilities caused interest expense to decrease by $2.4 million, while the interest rate environment resulted in an additional decrease to interest expense of $8.7 million. The average rate the Corporation paid for its funds during the quarter was 4.09%, compared to 4.70% for the second quarter of 2000. For the year-to-date, interest expense is down $7.9 million, due primarily to the interest rate environment, which has seen the rate the Corporation paid on interest-bearing liabilities decline 17 basis points to 4.39% from the 4.56% paid during the first six months of 2000.

The Corporation's net interest margin for the quarter was 4.02%, nine basis points above the 3.93% reported for the second quarter of a year ago. For the first six months of this year, the margin was 3.94%, up one basis point over the corresponding period last year. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the second quarters and first six months of 2001 and 2000, respectively.

QUARTERLY ANALYSIS OF EARNINGS


                                                          2001 Second Quarter                        2000 Second Quarter
                                               ---------------------------------------      --------------------------------------
(in thousands; rates on                          Average          Income/      Average        Average        Income/       Average
 tax-equivalent basis)                           Balance          expense        rate         balance        expense        rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                 $    20,415      $       239       4.63%     $    28,903     $       465      6.36%


     U.S. Treasury and government
          agencies                                 791,912           11,562       5.92          945,912          14,679      5.98
     State and municipal                            17,165            1,740      17.44           11,167             215      7.81
     Preferred stock                                85,142            1,838       8.12          114,025           2,532      8.15
     Asset-backed securities                       286,470            4,320       6.10          341,938           5,502      6.19
     Other                                         155,912            2,437       6.22          203,704           3,346      6.52
---------------------------------------------------------------------------                 ---------------------------
               Total investment
                  securities                     1,336,601           21,897       6.28        1,616,746          26,274      6.27
                                               -----------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                           1,620,775           30,839       7.54        1,603,756          34,803      8.60
     Real estate-construction                      405,622            7,881       7.70          353,187           8,467      9.48
     Mortgage-commercial                         1,002,435           20,843       8.23          929,637          20,399      8.68
     Mortgage-residential                          916,722           16,526       7.21          986,132          17,591      7.13
     Consumer                                    1,255,738           25,617       8.16        1,169,238          26,531      9.09
---------------------------------------------------------------------------                 ---------------------------
               Total loans                       5,201,292          101,706       7.78        5,041,950         107,791      8.50
                                               -----------------------------------------------------------------------------------
               Total earning assets            $ 6,558,308          123,842       7.46      $ 6,687,599         134,530      7.94
                                               ===================================================================================
Funds supporting earning assets
     Savings                                   $   351,221              623       0.71      $   395,967           1,489      1.51
     Interest-bearing demand                     1,281,853            4,817       1.51        1,345,330           7,337      2.19
     Certificates under $100,000                   909,701           11,500       5.07          978,312          11,744      4.83
     Certificates $100,000 and over              1,716,611           23,441       5.40        1,754,268          27,329      6.16
---------------------------------------------------------------------------                 ---------------------------
               Total interest-bearing
                  deposits                       4,259,386           40,381       3.77        4,473,877          47,899      4.27
                                               -----------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase               1,053,382           13,290       4.99        1,059,372          16,321      6.14
     U.S. Treasury demand                           38,442              394       4.05           64,204             975      6.01
---------------------------------------------------------------------------                 ---------------------------
               Total short-term
                 borrowings                      1,091,824           13,684       4.96        1,123,576          17,296      6.13
                                               -----------------------------------------------------------------------------------
     Long-term debt                                168,000            2,763       6.58          168,000           2,762      6.58
---------------------------------------------------------------------------                 ---------------------------
               Total interest-bearing
                  liabilities                    5,519,210           56,828       4.09        5,765,453          67,957      4.70
                                               -----------------------------------------------------------------------------------

     Other noninterest funds                     1,039,098               --         --          922,146              --        --
---------------------------------------------------------------------------                 ---------------------------
               Total funds used to support
                  earning assets               $ 6,558,308           56,828       3.44      $ 6,687,599          67,957      4.01
                                               ==================================================================================
Net interest income/yield                                            67,014       4.02                           66,573      3.93
     Tax-equivalent adjustment                                       (2,008)                                     (1,948)
                                                                -----------                                 -----------
Net interest income                                             $    65,006                                 $    64,625
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

YEAR-TO-DATE ANALYSIS OF EARNINGS



                                                               Year-to-Date 2001                     Year-to-Date 2000
                                               ---------------------------------------      --------------------------------------
(in thousands; rates on                          Average          Income/       Average       Average        Income/       Average
 tax-equivalent basis)                           Balance          expense        rate         balance        expense         rate
----------------------------------------------------------------------------------------------------------------------------------

Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                 $    18,755      $       485       5.14%     $    38,196     $     1,115      5.77%


     U.S. Treasury and government
         agencies                                  828,532           24,254       5.90          951,444          29,390      5.96
     State and municipal                            18,698            2,078      12.16           11,566             444      7.79
     Preferred stock                                90,288            3,965       8.18          123,772           5,315      7.95
     Asset-backed securities                       289,701            8,818       6.12          347,804          11,182      6.19
     Other                                         156,196            5,117       6.50          199,170           6,525      6.54
---------------------------------------------------------------------------                 ---------------------------
               Total investment
                 securities                      1,383,415           44,232       6.26        1,633,756          52,856      6.25
                                               ----------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                           1,616,651           63,780       7.86        1,558,720          65,865      8.37
     Real estate-construction                      401,067           16,640       8.27          340,161          15,995      9.29
     Mortgage-commercial                           997,438           42,100       8.40          923,694          40,094      8.58
     Mortgage-residential                          919,203           32,995       7.18          981,310          34,892      7.11
     Consumer                                    1,258,908           53,028       8.46        1,146,161          51,594      9.01
---------------------------------------------------------------------------                 ---------------------------
               Total loans                       5,193,267          208,543       8.02        4,950,046         208,440      8.37
                                               ----------------------------------------------------------------------------------
               Total earning assets            $ 6,595,437          253,260       7.64      $ 6,621,998         262,411      7.82
                                               ==================================================================================

Funds supporting earning assets
     Savings                                   $   350,792            1,859       1.07      $   396,518           3,041      1.54
     Interest-bearing demand                     1,293,570           11,402       1.78        1,354,807          14,299      2.12
     Certificates under $100,000                   914,582           23,254       5.13        1,011,487          24,305      4.83
     Certificates $100,000 and over              1,776,931           51,298       5.74        1,670,717          50,817      6.02
---------------------------------------------------------------------------                 ---------------------------
               Total interest-bearing
                  deposits                       4,335,875           87,813       4.05        4,433,529          92,462      4.16
                                               ----------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase               1,023,842           28,167       5.47        1,032,180          30,722      5.93
     U.S. Treasury demand                           37,371              893       4.75           54,837           1,578      5.69
---------------------------------------------------------------------------                 ---------------------------
               Total short-term
                 borrowings                      1,061,213           29,060       5.45        1,087,017          32,300      5.92
                                               ----------------------------------------------------------------------------------
     Long-term debt                                168,000            5,519       6.57          168,000           5,523      6.58
---------------------------------------------------------------------------                 ---------------------------
               Total interest-bearing
                  liabilities                    5,565,088          122,392       4.39        5,688,546         130,285      4.56
                                               ----------------------------------------------------------------------------------
     Other noninterest funds                     1,030,349               --         --          933,452              --        --
---------------------------------------------------------------------------                 ---------------------------

               Total funds used to support
                  earning assets               $ 6,595,437          122,392       3.70      $ 6,621,998         130,285      3.89
                                               ==================================================================================
Net interest income/yield                                           130,868       3.94                          132,126      3.93
     Tax-equivalent adjustment                                       (3,661)                                     (3,811)
                                                                -----------                                 -----------
Net interest income                                             $   127,207                                 $   128,315
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

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME



                                                    For the three months ended                  For the six months ended
                                                                      June 30,                                  June 30,
                                          ------------------------------------      ------------------------------------
                                                                     2001/2000                                 2001/2000
                                                           Increase (Decrease)                       Increase (Decrease)
                                                              due to change in                          due to change in
                                          ------------------------------------      ------------------------------------
                                            1              2                           1             2
(in thousands)                            Volume          Rate          Total        Volume         Rate          Total
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell            $   (136)     $    (90)     $   (226)     $   (564)     $    (66)     $   (630)
                                          ------------------------------------------------------------------------------


     U.S. Treasury and
          government agencies               (2,984)         (133)       (3,117)       (4,920)         (216)       (5,136)
     State and municipal *                     111         1,414         1,525           267         1,367         1,634
     Preferred stock *                        (695)            1          (694)       (1,467)          117        (1,350)
     Asset-backed securities                (1,117)          (65)       (1,182)       (2,267)          (97)       (2,364)
     Other *                                  (789)         (120)         (909)       (1,380)          (28)       (1,408)
------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities               (5,474)        1,097        (4,377)       (9,767)        1,143        (8,624)
                                          ------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                       365        (4,329)       (3,964)        2,404        (4,489)       (2,085)
     Real estate-construction                1,239        (1,825)         (586)        2,806        (2,161)          645
     Mortgage-commercial *                   1,575        (1,131)          444         3,138        (1,132)        2,006
     Mortgage-residential                   (1,234)          169        (1,065)       (2,190)          293        (1,897)
     Consumer                                1,960        (2,874)         (914)        5,038        (3,604)        1,434
------------------------------------------------------------------------------------------------------------------------
               Total loans                   3,905        (9,990)       (6,085)       11,196       (11,093)          103
------------------------------------------------------------------------------------------------------------------------
               Total interest income      $ (1,705)     $ (8,983)     $(10,688)     $    865      $(10,016)     $ (9,151)
                                          ==============================================================================

Interest expense:
     Savings                              $   (168)     $   (698)     $   (866)     $   (349)     $   (833)     $ (1,182)
     Interest-bearing demand                  (347)       (2,173)       (2,520)         (644)       (2,253)       (2,897)
     Certificates under $100,000              (826)          582          (244)       (2,321)        1,270        (1,051)
     Certificates $100,000 and over           (586)       (3,302)       (3,888)        3,215        (2,734)          481
------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                 (1,927)       (5,591)       (7,518)          (99)       (4,550)       (4,649)
                                          ------------------------------------------------------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase             (92)       (2,939)       (3,031)         (247)       (2,308)       (2,555)
     U.S. Treasury demand                     (391)         (190)         (581)         (500)         (185)         (685)
------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                 (483)       (3,129)       (3,612)         (747)       (2,493)       (3,240)
                                          ------------------------------------------------------------------------------
     Long-term debt                              1             0             1             0            (4)           (4)
------------------------------------------------------------------------------------------------------------------------
               Total interest expense     ($ 2,409)     $ (8,720)     $(11,129)     $   (846)     $ (7,047)     $ (7,893)
                                          ==============================================================================

Changes in net interest income                                        $    441                                  $ (1,258)
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

Noninterest Revenues and Operating Expenses

Noninterest revenues for the second quarter of 2001 were $54.9 million, an increase of $3.7 million, or 7%, over those for the second quarter of a year ago, due primarily to higher advisory fee income.

Total advisory fees, before amortization of goodwill, for the second quarter of 2001 increased to $45.2 million, $3.2 million, or 8%, above those for the second quarter of 2000. These fees represented 47% of the Corporation's operating revenues for the quarter, compared to 45% for the second quarter of 2000. Private client advisory fees for the second quarter rose $2.3 million, or 10%, to $26.1 million. This growth is notable given significant declines in the value of equity securities, as benchmarked by major market indicies over the 12-month period ended June 30, 2001. The S&P declined nearly 15%, the Dow Jones Industrial Average was up just 2% and the Nasdaq Composite Index dropped 45%. Approximately 70% of the Corporation's private client advisory services fees are tied to market valuations. On an annualized basis, new private client advisory business development, especially strong in Florida and Delaware, generated $3.6 million during the second quarter. This was a 9% increase over 2000 results and 7% higher than in the first quarter of 2001. Year-to-date, most locations have experienced record new business growth in private client advisory sales. Sales in New York for the first six months of this year are 75% higher than a year ago, while in Florida they are 13% higher. At June 30, 2001, assets under management were $24.9 billion, an increase over both the levels reported for June 30, 2000 and March 31, 2001. Expense for the amortization of acquisition goodwill was $2.1 million for the quarter, 11% above the $1.9 million reported for the corresponding quarter of last year, reflecting the Corporation's increased ownership in its affiliate asset managers.

Fees from corporate financial services for the second quarter increased $1.7 million, or 13%, to $14.4 million. Revenue from specialty corporate and capital markets trust services continued to show strong growth, and included new fees from cash management activities. These fees of $7.5 million grew $2.2 million, or 40%, over those for the second quarter of last year, and at $12.4 million for the first six months of 2001 are up $2.4 million, or 24%, over those for the first half of last year. Demand for investment holding company and nexus services also was strong, posting a 19% increase to $3.1 million for the quarter and an 18% increase for the year-to-date to $6.4 million. Approximately 25% of corporate financial services fees are tied to asset valuations.

Fees from the Corporation's affiliated asset managers declined $799,000, or 14%, to $4.7 million for the second quarter of this year, due primarily to declines in the equity markets described above. For the first six months of this year, these fees were $10.9 million, $1.1 million, or 11%, ahead of last year. Assets under management with these affiliates at June 30, 2001 were $13.6 billion. This was down from $16.5 billion at June 30, 2000 and $14.7 billion at December 31, 2000, but was up over the $12.6 billion reported at March 31, 2001.

Service charge fees were $6.9 million for the quarter, a $660,000, or 11%, increase over the $6.2 million reported for the second quarter of 2000, due to increased automated teller machine fees and checking account fees. For the first six months of 2001, these fees were $13.0 million, or 5% higher than last year. Card fees were $2.6 million for the second quarter, 4% above the $2.5 million for the second quarter of 2000, due to increased merchant discount and card interchange fees. These fees were $5.0 million for the first six months of this year, 5% above the corresponding period of last year.

Other operating income for the second quarter was $2.2 million, virtually unchanged from a year ago. Loan fees and late charges were $1.8 million, $395,000, or 29%, higher than the second quarter of last year. These fees reached $3.3 million for the first six months of this year, which was a 24% increase over last year. Losses from asset dispositions for the second quarter of $589,000 were down $883,000, or 60%, from the $1.5 million loss reported for the second quarter of last year. For the year-to-date, a gain of $460,000 was recorded versus $2.0 million of losses for the corresponding six-month period of last year. Losses within the auto leasing portfolio were down $1.2 million, or 82%, from the second quarter of last year and were down $1.1 million, or 54%, for the first six months of this year compared to the corresponding period a year ago.

Operating expenses for the second quarter were $68.1 million, $3.1 million, or 5%, above the $65.0 million reported for the second quarter of last year. Total personnel expenses for the quarter were $40.3 million, $1.5 million, or

4%, above the $38.8 million reported for the second quarter of last year. For the first six months of 2001, personnel expenses were $83.2 million, 3% above those for last year. Advertising and contributions expense was $2.8 million for the second quarter, up 19% over the second quarter of last year as a result of the timing of paying certain annual expenditures. Servicing and consulting expense was $2.4 million for the quarter, an increase of $585,000, or 33%, over the $1.8 million reported for the second quarter of last year. For the first six months of 2001, servicing and consulting expense was $4.5 million, 26% above last year. Contract computer programming expenses were primarily responsible for this increase. Other operating expense for the quarter was $11.2 million, a $619,000, or 6%, increase over the $10.6 million for the second quarter of last year. For the first six months of this year, other operating expenses were $21.9 million, a $2.3 million, or 12%, increase over the corresponding period last year. Higher travel and entertainment, armored car and insurance expense were primarily responsible for this increase.

Income tax expense for the second quarter of 2001 increased $689,000, or 4%, to $16.1 million. For the first half of this year, income tax expense was $31.6 million, an increase of $958,000, or 3%. The Corporation's effective tax rate for the second quarter of 2001 was 34.14%, compared to 33.56% for the second quarter of 2000. The effective rate for the first six months was 34.08%, compared to 33.39% for the first half of last year. This was due in part to lower levels of tax-exempt income and higher levels of state income taxes.


Liquidity

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through deposits.

The Corporation's liquidity ratio, calculated in accordance with regulatory requirements of the FDIC, was 17.44% at June 30, 2001. This compares with ratios of 18.79% at March 31, 2001 and 19.88% at December 31, 2000. This decline in the liquidity ratio is the result of maturities within the Corporation's investment portfolio over the past six months and management's decision to not replace those securities given the current rate environment. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision

The Corporation's provision for loan losses for the second quarter of 2001 was $4.7 million, $300,000, or 6%, lower than the $5.0 million provided for in the second quarter of 2000. The reserve for loan losses at June 30, 2001 was $79.3 million, an increase of $2.6 million, or 3%, over the $76.7 million reported at December 31, 2000. The reserve as a percentage of total period-end loans outstanding was 1.51%, up from the year-end level of 1.48%. Net chargeoffs for the second quarter of 2001 were $3.2 million, an increase of $78,000, or 2%, over those for the second quarter of 2000.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)          June 30, 2001     December 31, 2000    June 30, 2000
------------------------------------------------------------------------------------------
Nonaccruing                              $36,188            $40,161             $49,476
Past due 90 days or more                   8,766             13,500              11,260
---------------------------------------------------------------------------------------
Total                                    $44,954            $53,661             $60,736
                                         ==============================================

Percent of total loans at period-end        0.85%              1.03%               1.19%

Other real estate owned                  $   491            $   717             $   802


Nonaccruing loans at June 30, 2001 were $36.2 million, a decrease of $4.0 million, or 10%, from the $40.2 million reported at December 31, 2000. Other real estate owned, which is reported as a component of "Other Assets" in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at June 30, 2001 was $491,000, a decrease of $226,000, or 32%, from the December 31, 2000 level of $717,000. Nonperforming assets (other real estate owned plus nonaccrual loans) at June 30, 2001 totaled $36.7 million, or .69% of period-end loans outstanding. This was a decrease of $4.2 million, or 10%, from the $40.9 million, or .79% of period-end loans outstanding, reported at December 31, 2000. As a result of the Corporation's ongoing monitoring of its loan portfolio, at June 30, 2001, approximately $52.0 million of its loans were identified as either currently performing in accordance with their terms or which are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis. This compares with $44.8 million reported at December 31, 2000.

The Corporation's loan loss reserve methodology is sound and has provided a high degree of reserve adequacy over an extended period of time. The Corporation's reserve is reflective of estimated credit losses for specifically identified loans, as well as estimated probable losses inherent in the remainder of the portfolio. The methodology includes an analysis of lending business conditions and their effect on estimated credit losses, which is the basis for an unallocated portion of the reserve assessment. These business conditions include potential shifts in current market conditions, loan growth in new markets, the average loan size and complexity within the portfolio, trends in delinquent payment performance, the direction of risk rating migration within the portfolio, the level of serious doubt loans and the impact of litigation and trends in bankruptcy filings. Management has established a range of between 5% and 20% as an acceptable percentage of the unallocated reserve as a portion of the total reserve. This range is based on historic unallocated levels in conjunction with the assessment of the business conditions mentioned above. The unallocated and allocated portions of the reserve are reassessed quarterly. At June 30, 2001, approximately $6.4 million, or 8%, of the reserve for loan losses was unallocated. This compares with $5.1 million, or 7%, of the reserve that was classified as unallocated at year-end 2000. The second quarter loan loss provision adequately supported loan growth and a similar level of net chargeoffs for the period. Delinquency trends have declined from prior year levels while serious doubt levels have increased. The percentage of loans carrying an internal "pass" rating remained high, at 95%. As a result, management believes that the Corporation's reserve for loan losses is adequate based upon currently available information.

Capital Resources

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the second quarter of 2001 was 11.37% and its core (Tier 1) leveraged capital ratio was 6.48%. The corresponding ratios at year-end 2000 were 10.80% and 5.87%, respectively. Both of these ratios are above the current regulatory minimums of 8.00% and 4.00%, respectively.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of June 30, 2001, that a gradual 250-basis-point increase in market interest rates would increase net interest income by 0.04% over a one-year period. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of June 30, 2001, that net interest income would decrease 4.6% over a one-year period. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period given a change in interest rates.

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

During the second quarter of 2001, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the second quarter of 2001 totaled $29.3 million.

Management reviews the Corporation's rate sensitivity regularly, and may employ a variety of strategies as needed to adjust that sensitivity. These include changing the relative proportions of fixed-rate and floating-rate assets and liabilities and maximizing the number of funding sources and asset securitizations, as well as utilizing derivative contracts such as interest rate swaps and interest rate floors.

The Corporation has entered into swaps in which it pays a fixed rate and it receives a floating rate. The net interest differential associated with the swaps is recorded to "Interest and Fees on Loans" in the Consolidated Statements of Income. The net gains or losses resulting from the changes in fair value of the swaps are recorded to "Other Operating Income" in the Consolidated Statements of Income. At June 30, 2001, the Corporation was committed to interest rate swaps with a total notional amount of $16.6 million, compared to a total notional amount of $10.2 million at year-end 2000. The swaps have remaining maturities of between 8 and 60 months, with a weighted average maturity of 36 months.

The Corporation entered into floors to hedge against the impact of adverse market interest rate changes on the cash flows of floating-rate commercial loans. Changes in the intrinsic value of the contracts were expected to be highly effective in offsetting changes in cash flows attributable to fluctuations in market interest rates below the strike price of the floors. Changes in the fair value of the floors attributed to the change in "time value" were excluded in assessing hedge effectiveness and were recorded to "Other Operating Income" in the Consolidated Statements of Income. Changes in the fair value that were determined to be ineffective were also recorded to "Other Operating Income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "Other Comprehensive Income" in the Consolidated Statements of Condition. Amounts in "Accumulated Other Comprehensive Income" are subsequently reclassified to "Interest and Fees on Loans" in the Consolidated Statements of Income in the same period in which the hedged forecasted transaction affects earnings. At June 30, 2001, all floors had been sold. Net gains and/or losses remaining in "Accumulated Other Comprehensive Income" are being amortized over the original intended hedge period and recorded to "Interest and Fees on Loans" in the Consolidated Statements of Income.

 Part II.         Other Information

         Item 1 - Legal Proceedings
                  Not Applicable

         Item 2 - Change In Securities and Use of Proceeds
                  Not Applicable

         Item 3 - Defaults Upon Senior Securities
                  Not Applicable

         Item 4 - Submission of Matters to a Vote of Security Holders

                 At the Corporation's Annual Shareholders' Meeting held on May 17, 2001 (the "Annual Meeting"), the nominees for directors of the Corporation proposed were elected. The votes cast for those nominees were as follows:

                                                                  For                 Withheld
                                                              ----------              ---------

                 Charles S. Crompton, Jr.                     27,142,272                204,057
                 Edward B. duPont                             24,910,096              2,436,233
                 R. Keith Elliott                             27,093,198                253,131
                 Stacey J. Mobley                             26,653,176                693,153
                 H. Rodney Sharp                              26,549,628                796,701


                  In addition, at the Annual Meeting, the Corporation's
                 shareholders approved the Corporation's 2001 Non-Employee Director Stock Option Plan. That plan, designed to encourage our directors to increase their ownership of the Corporation's common stock and to further align their interests with those of our shareholders, is for a term of two years and authorizes the issuance of up to 100,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:

                   For                                Against                           Abstain
                   ---                                -------                           -------

                 24,111,772                          3,016,408                          218,149


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

                  Exhibit Number           Exhibit
                  --------------           -------

                  11                       Statement re computation of per share earnings

                  The Corporation filed a report on Form 8-K/A on April 9, 2001 reporting the engagement of KPMG LLP as the Corporation's independent accountants for the fiscal year ending December 31, 2001.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 13, 2001                 /s/ David R. Gibson
                                        ----------------------------------------
                                        Name:    David R. Gibson
                                        Title:   Senior Vice President and
                                                 Chief Financial Officer

                                                 (Authorized Officer and
                                                 Principal Financial Officer)