Form 10-Q
period 2001-09-30
WILMINGTON TRUST CORP
filed 2001-11-14
CIK 872821

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From ____________ to ___________

                  Commission File Number: 1-14659


                          WILMINGTON TRUST CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 51-0328154
 ---------------------------------      --------------------------------------
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


                                 Not Applicable
         -------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 2001 - 32,660,627 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1 - Financial Statements (unaudited)

                  Consolidated Statements of Condition                                    1
                  Consolidated Statements of Income                                       3
                  Consolidated Statements of Cash Flows                                   5
                  Notes to Consolidated Financial Statements                              7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              15

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk             27

Part II. Other Information

         Item 1 - Legal Proceedings                                                      29
         Item 2 - Changes in Securities and Use of Proceeds                              29
         Item 3 - Defaults Upon Senior Securities                                        29
         Item 4 - Submission of Matters to a Vote of  Security Holders                   29
         Item 5 - Other Information                                                      29
         Item 6 - Exhibits and Reports on Form 8-K                                       29

         Exhibit 11

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                           --------------------------------
                                                                            September 30,      December 31,
(in thousands)                                                                       2001              2000
-----------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                       $   282,491       $   223,819
                                                                           --------------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                 128,981            50,175
                                                                           --------------------------------
Investment securities available for sale:

       U.S. Treasury and government agencies                                      733,747           878,932
       Obligations of state and political subdivisions                             13,073            11,776
       Other securities                                                           509,132           549,357
-----------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                     1,255,952         1,440,065
                                                                           --------------------------------
Investment securities held to maturity:

       U.S. Treasury and government agencies                                       10,706            11,003
       Obligations of state and political subdivisions                              4,985             6,640
       Other securities                                                             1,165             3,095
-----------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $17,612 and $20,984, respectively)                                 16,856            20,738
                                                                           --------------------------------
Loans:
       Commercial, financial and agricultural                                   1,643,650         1,622,654
       Real estate-construction                                                   384,168           372,702
       Mortgage-commercial                                                      1,035,943           990,433
       Mortgage-residential                                                       896,711           925,938
       Consumer                                                                 1,302,218         1,277,291
       Unearned income                                                             (1,000)             (609)
-----------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                 5,261,690         5,188,409
       Reserve for loan losses                                                    (81,336)          (76,739)
-----------------------------------------------------------------------------------------------------------
             Net loans                                                          5,180,354         5,111,670
                                                                           --------------------------------
Premises and equipment, net                                                       141,036           130,910
Goodwill and other intangible assets, net of accumulated amortization
       of $23,383 in 2001 and $17,187 in 2000                                     202,099           172,015
Accrued interest receivable                                                        46,950            49,200
Other assets                                                                      145,100           123,024
-----------------------------------------------------------------------------------------------------------
             Total assets                                                     $ 7,399,819       $ 7,321,616
                                                                           ================================

                                                                  -----------------------------------
                                                                   September 30,         December 31,
(in thousands)                                                              2001                 2000
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                    $ 1,016,832          $   955,651
       Interest-bearing:
             Savings                                                     338,217              350,213
             Interest-bearing demand                                   1,340,681            1,413,173
             Certificates under $100,000                                 921,983              927,500
             Certificates $100,000 and over                            1,847,565            1,639,479
-----------------------------------------------------------------------------------------------------
             Total deposits                                            5,465,278            5,286,016
                                                                  -----------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                              855,701            1,099,445
       U.S. Treasury demand                                               80,910               30,757
       Line of credit                                                     23,500               17,000
-----------------------------------------------------------------------------------------------------
             Total short-term borrowings                                 960,111            1,147,202
                                                                  -----------------------------------
Accrued interest payable                                                  52,718               51,655
Other liabilities                                                         81,988               76,843
Long-term debt                                                           168,000              168,000
-----------------------------------------------------------------------------------------------------
             Total liabilities                                         6,728,095            6,729,716
                                                                  -----------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                        39,264               39,264
       Capital surplus                                                    77,181               72,817
       Retained earnings                                                 800,958              753,373
       Accumulated other comprehensive income/(loss)                      16,770               (4,429)
-----------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings             934,173              861,025
       Less:  Treasury stock, at cost, 6,603,546 and
                   6,870,855 shares, respectively                       (262,449)            (269,125)
-----------------------------------------------------------------------------------------------------
             Total stockholders' equity                                  671,724              591,900
                                                                  -----------------------------------
             Total liabilities and stockholders' equity              $ 7,399,819          $ 7,321,616
                                                                  ===================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                    ----------------------------------------------------------------
                                                        For the three months ended         For the nine months ended
                                                                     September 30,                     September 30,
                                                    ----------------------------------------------------------------
(in thousands; except per share data)                        2001             2000             2001             2000
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                              $  96,350        $ 110,604        $ 303,162        $ 317,120
Interest and dividends on investment securities:
     Taxable interest                                      16,562           21,839           53,766           67,689
     Tax-exempt interest                                      255              175            1,608              470
     Dividends                                              1,673            2,234            5,418            7,058
Interest on federal funds sold and securities
     purchased under agreements to resell                     356              351              841            1,466
--------------------------------------------------------------------------------------------------------------------
     Total interest income                                115,196          135,203          364,795          393,803
                                                    ----------------------------------------------------------------
Interest on deposits                                       35,510           47,982          123,323          140,444
Interest on short-term borrowings                          11,039           21,836           40,099           54,136
Interest on long-term debt                                  2,771            2,769            8,290            8,292
--------------------------------------------------------------------------------------------------------------------
     Total interest expense                                49,320           72,587          171,712          202,872
                                                    ----------------------------------------------------------------
Net interest income                                        65,876           62,616          193,083          190,931
Provision for loan losses                                  (5,300)          (6,400)         (15,250)         (16,900)
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                  60,576           56,216          177,833          174,031
                                                    ----------------------------------------------------------------
OTHER INCOME

Advisory fees                                              43,804           41,301          129,849          121,818
Service charges on deposit accounts                         6,975            6,459           20,004           18,891
Card fees                                                   2,572            2,416            7,519            7,141
Sale of branch locations                                       --            6,082               --            7,282
Securities gains/(losses)                                       2           (3,436)             784           (1,776)
Other operating income                                      2,487            2,565            9,237            5,455
--------------------------------------------------------------------------------------------------------------------
     Total other income                                    55,840           55,387          167,393          158,811
                                                    ----------------------------------------------------------------
     Net interest and other income                        116,416          111,603          345,226          332,842
                                                    ----------------------------------------------------------------
OTHER EXPENSE

Salaries and employment benefits                           40,724           38,861          123,966          119,383
Net occupancy                                               4,092            4,096           12,177           11,900
Furniture and equipment                                     5,811            6,033           17,269           17,280
Stationery and supplies                                     1,534            1,499            4,220            4,671
Advertising and contributions                               2,438            2,080            6,766            5,787

Servicing and consulting fees                               1,981            2,025            6,447            5,579
Other operating expense                                    12,278            9,933           34,211           29,517
--------------------------------------------------------------------------------------------------------------------
     Total other expense                                   68,858           64,527          205,056          194,117
                                                    ----------------------------------------------------------------
NET INCOME

     Income before income taxes and cumulative
         effect of change in accounting principle          47,558           47,076          140,170          138,725
Applicable income taxes                                    16,305           15,986           47,868           46,591
--------------------------------------------------------------------------------------------------------------------
     Net income before cumulative effect of
         change in accounting principle                    31,253        $  31,090        $  92,302        $  92,134
Cumulative effect of change in accounting
     principle (net of income taxes of $584)                   --               --            1,130               --
--------------------------------------------------------------------------------------------------------------------
     Net income                                         $  31,253        $  31,090        $  93,432        $  92,134
                                                    ================================================================
Net income per share - basic:
     Before cumulative effect of change in
         accounting principle                           $    0.96        $    0.96        $    2.84        $    2.85
     Cumulative effect of change in
         accounting principle                                  --               --             0.03               --
--------------------------------------------------------------------------------------------------------------------
     Net income per share - basic                       $    0.96        $    0.96        $    2.87        $    2.85
                                                    ================================================================
Net income per share - diluted:
     Before cumulative effect of change in
         accounting principle                                0.95             0.95        $    2.81        $    2.83
     Cumulative effect of change in
         accounting principle                                  --               --             0.03               --
--------------------------------------------------------------------------------------------------------------------
     Net income per share - diluted                     $    0.95        $    0.95        $    2.84        $    2.83
                                                    ================================================================
     Weighted average shares outstanding:

          basic                                            32,634           32,342           32,538           32,282
          diluted                                          33,038           32,712           32,956           32,607
     Cash dividends per share                           $    0.48        $    0.45        $    1.41        $    1.32


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                               ------------------------------
                                                                                    For the nine months ended
                                                                                                September 30,
(in thousands)                                                                          2001             2000
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                    $  93,432        $  92,134
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                            15,250           16,900
                 Provision for depreciation                                           13,494           13,904
                 Amortization of investment securities available for sale
                        discounts and premiums                                         7,890            4,692
                 Amortization/(accretion) of investment securities held to
                        maturity discounts and premiums                                    5              (11)
                 Deferred income taxes                                                 2,506              284
                 Gross proceeds from sales of loans                                   66,326           41,415
                 Gains on sales of loans                                                (640)            (384)
                 Securities (gains)/losses                                              (784)           1,776
                 (Increase)/decrease in other assets                                 (14,964)          11,973
                 (Decrease)/increase in other liabilities                             (4,186)           9,292
-------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                     178,329          191,975
                                                                               ------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                  38,191          331,280
     Proceeds from maturities of investment securities available for sale            329,399          213,852
     Proceeds from maturities of investment securities held to maturity                3,877            9,051
     Purchases of investment securities available for sale                          (158,725)        (307,614)
     Investments in affiliates                                                       (36,279)         (33,017)
     Purchases of loans                                                              (10,093)          (6,851)
     Net increase in loans                                                          (139,527)        (519,654)
     Net increase in premises and equipment                                          (23,620)          (9,829)
-------------------------------------------------------------------------------------------------------------
                        Net cash provided by/(used for) investing activities           3,223         (322,782)
                                                                               ------------------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                          (23,307)        (138,025)
     Net increase in certificates of deposit                                         202,569           63,082
     Net (decrease)/increase in federal funds purchased and securities sold
            under agreements to repurchase                                          (243,744)         124,528
     Net increase/(decrease) in U.S. Treasury demand                                  50,153          (17,773)
     Net increase/(decrease) in line of credit                                         6,500           (7,000)
     Cash dividends                                                                  (45,847)         (42,600)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                11,825            6,267

     Payments for common stock acquired through buybacks                              (2,223)          (8,669)
-------------------------------------------------------------------------------------------------------------
                        Net cash used for financing activities                       (44,074)         (20,190)
                                                                               ------------------------------
     Increase/(decrease) in cash and cash equivalents                                137,478         (150,997)
     Cash and cash equivalents at beginning of period                                273,994          354,905
-------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                $ 411,472        $ 203,908
                                                                               ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                               $ 170,649        $ 205,034
            Taxes                                                                     49,135           51,420
     Loans transferred during the period:
            To other real estate owned                                             $     929        $   1,770
            From other real estate owned                                                 939            1,690

     See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. ("WTI") and Rodney Square Management Corporation, conform to accounting principles generally accepted in the United States of America and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2000.

Note 2 - Comprehensive Income

         The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                           -----------------------------
                                                                               For the nine months ended
                                                                                           September 30,
(Unaudited)                                                                -----------------------------
(in thousands)                                                                     2001             2000
--------------------------------------------------------------------------------------------------------
Net income                                                                    $  93,432        $  92,134
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                              20,890           11,559
Reclassification adjustment for securities gains included in net income            (502)           1,137
Net unrealized holding gains arising during the period on derivatives
     used for cash flow hedge                                                       870               --
Reclassification adjustment for derivative gains included in net income             (59)              --
                                                                           -----------------------------
Total comprehensive income                                                    $ 114,631        $ 104,830
                                                                           =============================

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                  ---------------------------------------------------------
                                                  For the three months ended      For the nine months ended
                                                               September 30,                  September 30,
                                                  ---------------------------------------------------------
(in thousands; except per share data)                     2001          2000             2001          2000
-----------------------------------------------------------------------------------------------------------
Numerator:
     Net income before cumulative effect of
          change in accounting principle               $31,253       $31,090       $   92,302       $92,134
     Cumulative effect of change in accounting
         principle (net of income taxes of $584)            --            --            1,130            --
-----------------------------------------------------------------------------------------------------------
     Net income                                        $31,253       $31,090       $   93,432       $92,134
-----------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares               32,634        32,342           32,538        32,282
-----------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                           404           370              418           325
-----------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                33,038        32,712           32,956        32,607
-----------------------------------------------------------------------------------------------------------
Basic earnings per share
     Before cumulative effect of change in
          accounting principle                         $  0.96       $  0.96       $     2.84       $  2.85
     Cumulative effect of change in
          accounting principle                              --            --             0.03            --
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                               $  0.96       $  0.96       $     2.87       $  2.85
===========================================================================================================
Diluted earnings per share
     Before cumulative effect of change in             $  0.95       $  0.95       $     2.81       $  2.83
          accounting principle
     Cumulative effect of change in
          accounting principle                              --            --             0.03            --
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $  0.95       $  0.95       $     2.84       $  2.83
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

The advisory fee-based segment includes private client advisory services, asset management, mutual fund, corporate trust and corporate retirement plan services to individuals and corporations in the United States and more than 50 other countries. Private client advisory service activities include investment management, trust services, private banking, estate settlement, financial planning and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate trust activities include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies.

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

Financial data by segment for the third quarter and year-to-date September 30, 2001 vs. September 30, 2000 is as follows:

                                                       Banking          Advisory Fee
Quarter ended September 30, 2001 (in thousands)        Business           Business              Totals
--------------------------------------------------------------------------------------------------------
Net interest income                                   $  57,546           $   8,330            $  65,876
Provision for loan losses                                 5,054                 246                5,300
--------------------------------------------------------------------------------------------------------
Net interest income after provision                      52,492               8,084               60,576
Total advisory fees:
     Private client advisory services                     1,429              24,155               25,584
     Corporate financial services                           822              13,980               14,802
     Affiliate managers                                      --               5,550                5,550
     Amortization of goodwill                                --              (2,132)              (2,132)
Other operating income                                   12,170                (136)              12,034
Securities gains                                              2                  --                    2
--------------------------------------------------------------------------------------------------------
Net interest and other income                            66,915              49,501              116,416

Other expense                                            37,285              31,573               68,858
--------------------------------------------------------------------------------------------------------
Segment profit from operations                        $  29,630           $  17,928            $  47,558
========================================================================================================
Intersegment revenue                                  $      --           $      --            $      --
Depreciation and amortization                             3,088               1,832                4,920
Investment in equity method investees                        --             215,744              215,744
Segment average assets                                5,816,388           1,381,843            7,198,231


                                                       Banking          Advisory Fee
Quarter ended September 30, 2000 (in thousands)       Business            Business              Totals
--------------------------------------------------------------------------------------------------------
Net interest income                                   $  53,050           $   9,566            $  62,616
Provision for loan losses                                 6,383                  17                6,400
--------------------------------------------------------------------------------------------------------
Net interest income after provision                      46,667               9,549               56,216
Total advisory fees:
     Private client advisory services                     1,081              23,726               24,807
     Corporate financial services                           345              12,192               12,537
     Affiliate managers                                      --               5,932                5,932
     Amortization of goodwill                                --              (1,975)              (1,975)
Other operating income                                   17,619                 (97)              17,522
Securities gains / (losses)                              (3,436)                 --               (3,436)
--------------------------------------------------------------------------------------------------------
Net interest and other income                            62,276              49,327              111,603
Other expense                                            35,492              29,035               64,527
--------------------------------------------------------------------------------------------------------
Segment profit from operations                        $  26,784           $  20,292            $  47,076
========================================================================================================

Intersegment revenue                                  $      --           $      --            $      --
Depreciation and amortization                             3,170               1,816                4,986
Investment in equity method investees                        --             189,186              189,186
Segment average assets                                5,826,710           1,367,227            7,193,937


--------------------------------------------------------------------------------------------------------
                                                       Banking          Advisory Fee
Year-to-Date September 30, 2001 (in thousands)        Business            Business              Totals
--------------------------------------------------------------------------------------------------------
Net interest income                                   $ 169,205           $  23,878            $ 193,083
Provision for loan losses                                14,901                 349               15,250
--------------------------------------------------------------------------------------------------------
Net interest income after provision                     154,304              23,529              177,833
Total advisory fees:
     Private client advisory services                     4,701              73,437               78,138
     Corporate financial services                         1,773              39,664               41,437
     Affiliate managers                                      --              16,469               16,469
     Amortization of goodwill                                --              (6,195)              (6,195)

Other operating income*                                  36,410               2,063               38,473
Securities gains                                            784                  --                  784
--------------------------------------------------------------------------------------------------------
Net interest and other income                           197,972             148,967              346,939
Other expense                                           109,668              95,388              205,056
--------------------------------------------------------------------------------------------------------
Segment profit from operations                           88,304              53,579              141,883
--------------------------------------------------------------------------------------------------------
Segment profit before income taxes                    $  88,304           $  53,579            $ 141,883
========================================================================================================
Intersegment revenue                                  $      --           $      --            $      --
Depreciation and amortization                             9,098               5,302               14,400
Investment in equity method investees                        --             215,744              215,744
Segment average assets                                5,816,388           1,381,843            7,198,231

* Includes cumulative effect of change in accounting principle

Year-to-Date September 30, 2000 (in thousands)
--------------------------------------------------------------------------------------------------------
Net interest income                                   $ 169,541           $  21,390            $ 190,931
Provision for loan losses                                16,598                 302               16,900
--------------------------------------------------------------------------------------------------------
Net interest income after provision                     152,943              21,088              174,031
Total advisory fees:
     Private client advisory services                     3,277              70,683               73,960
     Corporate financial services                         1,664              35,894               37,558
     Affiliate managers                                      --              15,780               15,780
     Amortization of goodwill                                --              (5,480)              (5,480)
Other operating income                                   37,591               1,178               38,769
Securities gains / (losses)                              (1,776)                 --               (1,776)
--------------------------------------------------------------------------------------------------------
Net interest and other income                           193,689             139,153              332,842
Other expense                                           107,188              86,929              194,117
--------------------------------------------------------------------------------------------------------
Segment profit from operations                        $  86,501           $  52,224            $ 138,725
========================================================================================================

Intersegment revenue                                  $      --           $      --            $      --
Depreciation and amortization                             9,299               5,399               14,698
Investment in equity method investees                        --             189,186              189,186
Segment average assets                                5,826,710           1,367,227            7,193,937



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

This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this Statement did not have an impact on the Corporation's earnings, financial condition or equity.

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

The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to all goodwill and other intangible assets recognized in financial statements at that date. Beginning January 1, 2002, annual amortization expense will be reduced by $8.8 million, resulting in after-tax income of $5.8 million for the foreseeable future. Other than the cessation of amortization, the Corporation does not anticipate an impact on earnings, financial condition or equity upon adoption.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Corporation does not expect the adoption of the Statement to have an impact on its earnings, financial condition or equity.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Corporation does not expect the adoption of the Statement to have an impact on its earnings, financial condition or equity.

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

Other operating income for the period ended September 30, 2001 includes net gains of $596,048 resulting from the change in fair value of the floors that was excluded in assessing hedge effectiveness. Net gains or losses resulting from the cash flow hedges' ineffectiveness were immaterial. The amounts recorded to "Other Comprehensive Income" are subsequently reclassified to "Interest and Fees on Loans" in the Consolidated Statements of Income as a yield adjustment in the same period in which the hedged forecasted transaction affects earnings. On April 17, 2001, the Corporation sold all of its floors. The gain from the sale was $32,682 and was included in other operating income. For the third quarter of 2001, approximately $72,000 of gains in "Accumulated Other Comprehensive Income" were reclassified to earnings. For the nine months ended September 30, 2001, approximately $145,000 of gains in "Accumulated Other Comprehensive Income" were reclassified to earnings. During the 12 months ending September 30, 2002, approximately $295,000 of gains in "Accumulated Other Comprehensive Income" are expected to be reclassified to earnings.

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Net income for the third quarter of 2001 was $31.3 million, or $.95 per share on a diluted basis, and for the first nine months of 2001 was $93.4 million, or $2.84 per share on a diluted basis. This was a .5% increase over the $31.1 million, or $.95 per share, for the third quarter of last year, and a 1.4% increase over the $92.1 million, or $2.83 per share, on a diluted basis, reported for the first nine months of 2000.

Total revenues for the third quarter of 2001 reached $121.7 million, a 3% increase over the $118.0 million reported for the third quarter of 2000. For the first nine months of 2001, revenues reached $360.5 million, a 3% increase over the $349.7 million reported for the corresponding period in 2000.

Net interest income for the third quarter of 2001 was $65.9 million, a 5% increase over the $62.6 million reported for the third quarter of last year. For the first nine months, net interest income was $193.1 million, an increase of 1% over the $190.9 million reported for the corresponding period of last year.

The quarterly provision for loan losses of $5.3 million was 17% lower than the $6.4 million for the third quarter of 2000. Year-to-date, the provision was $15.3 million, $1.6 million, or 10%, below the $16.9 million reported for the first nine months of 2000. The reserve for loan losses at quarter-end was $81.3 million, $4.6 million, or 6%, above the $76.7 million reported at December 31, 2000.

Noninterest income for the third quarter of 2001 was $55.8 million, a .8% increase over the $55.4 million reported for the third quarter of last year. For the first nine months of 2001, noninterest income reached $167.4 million, a 5% increase over the $158.8 million reported for the first nine months of 2000.

Operating expenses for the third quarter and first nine months of 2001 were $68.9 million and $205.1 million, respectively, a 7% increase above the $64.5 million for the third quarter of 2000 and a 6% increase over the $194.1 million reported for the first nine months of last year.

Return on assets for the nine months ended September 30, 2001, on an annualized basis, was 1.74%, above the 1.71% reported for the corresponding period a year ago. Return on stockholders' equity, also on an annualized basis, was 19.87%, compared with 23.71% for the first nine months of 2000.

STATEMENT OF CONDITION

Total assets at September 30, 2001 were $7.40 billion, $78.2 million, or 1%, above the $7.32 billion reported at December 31, 2000. Total earning assets decreased $35.9 million over this period, to $6.66 billion, as lower levels of investment securities were offset in part by higher levels of short-term investments and loans outstanding.

Loan balances over the first nine months of 2001 increased $73.2 million, or 1%, over their year-end 2000 levels. Paydowns, refinancings and the sale of residential mortgage loans into the secondary market slowed the rate of loan growth. At September 30, 2001, total loans were $5.26 billion, above the $5.19 billion reported at year-end 2000. Contributing to this increase were commercial mortgage loans, which increased $45.5 million, or 5%, to $1.04 billion, commercial loans, which increased $21.0 million, or 1%, to $1.64 billion, consumer loans, up $24.9 million, or 2%, to $1.30 billion and real estate construction loans, up $11.5 million, or 3%, to $384.2 million. Partially offsetting these increases were residential mortgage loans of $896.7 million, down $29.2 million, or 3%. Approximately $25 million of residential mortgage loans were sold during the third quarter of 2001 and approximately $66 million of residential mortgage loans were sold during the first nine months of 2001. While these period-end balances reflected only a 1% growth in loans, the average balance of total loans outstanding during the first nine months of 2001 was $5.22 billion, a $209.9 million, or 4%, increase over the $5.01 billion for the corresponding period a year ago. Year-over-year loan growth continued in Pennsylvania, reflecting the strength of the Delaware Valley's diversified economy and new business momentum in the Philadelphia region.

The investment portfolio at September 30, 2001 was $1.27 billion, a decrease of $188.0 million, or 13%, from the December 31, 2000 level of $1.46 billion. Contributing to this decrease were U.S. Treasury and government agency securities, which decreased $145.5 million, or 16%, to $744.5 million, preferred stocks, which decreased $16.8 million, or 17%, to $83.6 million, and asset-backed securities, which decreased $16.7 million, or 6%, to $278.6 million. These declines are a reflection of the current interest rate environment and the use of assets to fund loan growth.

Interest-bearing liabilities at quarter-end were $5.58 billion, $69.0 million, or 1%, below the year-end 2000 level of $5.65 billion. Total deposits during the first nine months of 2001 increased $179.3 million, or 3%, while short-term borrowings decreased $187.1 million, or 16%. An increase of $208.1 million, or 13%, in certificates of deposit $100,000 and over and a $61.2 million, or 6%, increase in non-interest-bearing demand account balances were offset in part by lower levels of interest-bearing demand account balances, down $72.5 million, or 5%. Short-term borrowings decreased $187.1 million, or 16%, to $960.1 million, as term Federal funds purchased declined $395.1 million. Offsetting this decline in part were increased levels of overnight Federal funds purchased, up $94.6 million, or 46%, securities sold under agreements to repurchase, up $56.8 million, or 24%, and U.S. Treasury demand balances, up $50.2 million, or 163%, over their prior year-end levels.

Shareholders' equity at September 30, 2001 was $671.7 million, $79.8 million, or 13%, over the 2000 year-end level, as the Corporation continued to rebuild its tangible equity following investments in its affiliate asset managers, Cramer Rosenthal McGlynn and Roxbury Capital Management. Earnings of $93.4 million for the first nine months, coupled with a $21.2 million improvement in unrealized gains/(losses), net of tax, for the investment portfolio and derivative floor contracts and $13.3 million in new stock issued were responsible for this increase. Partially offsetting these results were $45.8 million in cash dividends and the repurchase of $2.2 million of treasury stock.

NET INTEREST INCOME

The net interest margin for the third quarter of 2001 improved to 4.07%, 27 basis points higher than for the third quarter of 2000, and 5 basis points higher than for the second quarter of 2001, as the cumulative effect of aggressive interest rate reductions by the Federal Reserve Board over the past twelve months led to lower funding costs.

Net interest income for the third quarter on a fully tax-equivalent ("FTE") basis was $67.4 million. This was a $2.9 million, or 5%, increase over the $64.5 million reported for the third quarter of 2000. For the first nine months of 2001, net interest income (FTE) was $198.3 million, a $1.7 million, or 1%, increase over the $196.6 million reported for the corresponding period of a year ago. Net interest income was affected by the continued rapid pace of changes in key interest rates by the Federal Reserve Board, which lowered rates twice during the quarter by a total of 75 basis points.

Interest income (FTE) for the third quarter of 2001 decreased $20.3 million, or 15%, to $116.7 million from $137.1 million for the third quarter of 2000. Contributing to this decline was an $80.3 million decrease in the average level of earning assets, which reduced interest revenues by $911,000. This decline was compounded by the lower interest rate environment, which lowered interest revenues for the quarter by $19.4 million. The average rate earned on the Corporation's earning assets during the quarter declined 105 basis points, from 8.07% to 7.02%. For the first nine months of 2001, interest revenues were down $29.5 million, also due to the interest rate environment that has seen the rate earned on the Corporation's earning assets decline 46 basis points to 7.44% from the 7.90% earned during the first nine months of 2000.

Interest expense for the quarter decreased $23.3 million, or 32%, to $49.3 million. Total interest-bearing liabilities, on average, were down $262.7 million, or 5%, from their level of $5.73 billion of a year ago. The reduced level of interest-bearing liabilities caused interest expense to decrease by $3.3 million, while the interest rate environment resulted in an additional decrease to interest expense of $20.0 million. The average rate the Corporation paid for its funds during the quarter was 2.95%, compared to 4.27% for the third quarter of 2000. For the year-to-date, interest expense was down $31.2 million, due primarily to the interest rate environment, which has seen the rate the Corporation paid on interest-bearing liabilities decline 60 basis points to 4.11% from the 4.71% paid during the first nine months of 2000.

The Corporation's net interest margin for the quarter was 4.07%, 27 basis points above the 3.80% reported for the third quarter of a year ago. For the first nine months of this year, the margin was 3.99%, up ten basis points over the margin for the corresponding period of last year. The following three tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the third quarters and first nine months of 2001 and 2000, respectively.

QUARTERLY ANALYSIS OF EARNINGS

                                                                 2001 Third Quarter                        2000 Third Quarter
                                           ------------------------------------------      ------------------------------------
(in thousands; rates on                            Average          Income/   Average          Average         Income/  Average
 tax-equivalent basis)                             balance          expense      rate          balance         expense     rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                 $    44,245      $       356      3.15%     $    20,989     $       351     6.54%
     U.S. Treasury and government
          agencies                                 746,711           10,579      5.76          905,187          13,992     6.00
     State and municipal                            17,988              390      9.01           13,622             243     7.22
     Preferred stock                                83,743            1,848      8.38          104,693           2,375     8.33
     Asset-backed securities                       277,895            4,154      6.09          311,663           4,988     6.18
     Other                                         156,167            2,216      5.65          194,594           3,514     7.14
---------------------------------------------------------------------------                ---------------------------
               Total investment securities       1,282,504           19,187      6.05        1,529,759          25,112     6.36
                                               --------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                           1,632,598           29,080      6.98        1,586,943          35,476     8.77
     Real estate-construction                      429,469            7,618      6.94          385,514           9,457     9.60
     Mortgage-commercial                         1,012,506           20,007      7.74          940,322          20,888     8.69
     Mortgage-residential                          903,088           15,978      7.08          983,218          17,680     7.19
     Consumer                                    1,281,705           24,523      7.57        1,219,631          28,129     9.14
---------------------------------------------------------------------------                ---------------------------
               Total loans                       5,259,366           97,206      7.28        5,115,628         111,630     8.60
                                               --------------------------------------------------------------------------------
               Total earning assets            $ 6,586,115          116,749      7.02      $ 6,666,376         137,093     8.07
                                               ================================================================================
Funds supporting earning assets
     Savings                                   $   345,377              572      0.66      $   374,342           1,430     1.52
     Interest-bearing demand                     1,264,220            4,089      1.28        1,306,118           7,481     2.28
     Certificates under $100,000                   919,673           11,399      4.92          964,535          12,164     5.02
     Certificates $100,000 and over              1,729,298           19,450      4.40        1,602,632          26,907     6.57
---------------------------------------------------------------------------                ---------------------------
               Total interest-bearing
                  deposits                       4,258,568           35,510      3.28        4,247,627          47,982     4.45
                                               --------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                 995,727           10,666      4.19        1,273,912          21,138     6.59
     U.S. Treasury demand                           46,609              373      3.13           42,103             698     6.49
---------------------------------------------------------------------------                ---------------------------
               Total short-term borrowings       1,042,336           11,039      4.14        1,316,015          21,836     6.59
                                               --------------------------------------------------------------------------------
     Long-term debt                                168,000            2,771      6.60          168,000           2,769     6.59
---------------------------------------------------------------------------                ---------------------------
               Total interest-bearing
                  liabilities                    5,468,904           49,320      3.55        5,731,642          72,587     5.01
                                               --------------------------------------------------------------------------------

     Other noninterest funds                     1,117,211               --        --          934,734              --       --
---------------------------------------------------------------------------                ---------------------------
               Total funds used to support
                  earning assets               $ 6,586,115           49,320      2.95      $ 6,666,376          72,587     4.27
                                               ================================================================================
Net interest income/yield                                            67,429      4.07                           64,506     3.80
     Tax-equivalent adjustment                                       (1,553)                                   (1,890)
                                                                -----------                                -----------
Net interest income                                             $    65,876                                $    62,616
                                                                ===========                                ===========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                                   Year-to-Date 2001                          Year-to-Date 2000
                                               ---------------------------------------      -------------------------------------
(in thousands; rates on                            Average          Income/    Average          Average         Income/   Average
 tax-equivalent basis)                             balance          expense       Rate          balance         expense      rate
---------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                 $    27,345      $       841       4.06%     $    32,419     $     1,466      5.94%


     U.S. Treasury and government
          agencies                                 800,958           34,833       5.86          935,912          43,382      5.97
     State and municipal                            18,459            2,468      11.10           12,256             687      7.57
     Preferred stock                                88,082            5,813       8.25          117,366           7,690      8.07
     Asset-backed securities                       285,722           12,972       6.11          335,669          16,170      6.19
     Other                                         156,187            7,333       6.22          197,634          10,039      6.74
---------------------------------------------------------------------------                 ---------------------------
               Total investment securities       1,349,408           63,419       6.19        1,598,837          77,968      6.28
                                               ----------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                           1,622,025           92,860       7.56        1,568,196         101,341      8.50
     Real estate-construction                      410,639           24,258       7.82          355,389          25,452      9.40
     Mortgage-commercial                         1,002,516           62,107       8.17          929,277          60,982      8.62
     Mortgage-residential                          913,772           48,973       7.15          981,951          52,572      7.14
     Consumer                                    1,266,591           77,551       8.16        1,170,830          79,723      9.06
---------------------------------------------------------------------------                 ---------------------------
               Total loans                       5,215,543          305,749       7.77        5,005,643         320,070      8.45
                                               ----------------------------------------------------------------------------------
               Total earning assets            $ 6,592,296          370,009       7.44      $ 6,636,899         399,504      7.90
                                               ==================================================================================
Funds supporting earning assets
     Savings                                   $   348,967            2,431       0.93      $   389,072           4,471      1.53
     Interest-bearing demand                     1,283,679           15,491       1.61        1,338,460          21,780      2.17
     Certificates under $100,000                   916,298           34,653       5.06          995,722          36,469      4.89
     Certificates $100,000 and over              1,760,880           70,748       5.30        1,647,856          77,724      6.20
---------------------------------------------------------------------------                 ---------------------------
               Total interest-bearing
                  deposits                       4,309,824          123,323       3.80        4,371,110         140,444      4.25
                                               ----------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase               1,014,367           38,833       5.05        1,113,346          51,860      6.18
     U.S. Treasury demand                           40,484            1,266       4.12           50,561           2,276      5.91
---------------------------------------------------------------------------                 ---------------------------
               Total short-term borrowings       1,054,851           40,099       5.01        1,163,907          54,136      6.17
                                               ----------------------------------------------------------------------------------
     Long-term debt                                168,000            8,290       6.58          168,000           8,292      6.58
---------------------------------------------------------------------------                 ---------------------------
               Total interest-bearing
                  liabilities                    5,532,675          171,712       4.11        5,703,017         202,872      4.71
                                               ----------------------------------------------------------------------------------

     Other noninterest funds                     1,059,621               --         --          933,882              --        --
---------------------------------------------------------------------------                 ---------------------------
               Total funds used to support
                  earning assets               $ 6,592,296          171,712       3.45      $ 6,636,899         202,872      4.01
                                               ==================================================================================
Net interest income/yield                                           198,297       3.99                          196,632      3.89
     Tax-equivalent adjustment                                       (5,214)                                     (5,701)
                                                                -----------                                 -----------
Net interest income                                             $   193,083                                 $   190,931
                                                                ===========                                 ===========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                        ----------------------------------------    -----------------------------------------
                                        For the three months ended September 30,      For the nine months ended September 30,
                                        ----------------------------------------    -----------------------------------------
                                                                     2001/2000                                    2001/2000
                                                           Increase (Decrease)                          Increase (Decrease)
                                                             due to  change in                             due to change in
                                        ----------------------------------------    -----------------------------------------
                                                 1              2                             1              2
(in thousands)                              Volume           Rate          Total         Volume           Rate          Total
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell            $    389       $   (384)      $      5       $   (229)      $   (396)      $   (625)
                                        -------------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies               (2,968)          (445)        (3,413)        (7,890)          (659)        (8,549)
     State and municipal *                      70             77            147            332          1,449          1,781
     Preferred stock *                        (550)            23           (527)        (2,023)           146         (1,877)
     Asset-backed securities                  (770)           (64)          (834)        (3,037)          (161)        (3,198)
     Other *                                  (714)          (584)        (1,298)        (2,096)          (610)        (2,706)
-----------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities               (4,932)          (993)        (5,925)       (14,714)           165        (14,549)
                                        -------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                     1,009         (7,405)        (6,396)         3,422        (11,903)        (8,481)
     Real estate-construction                1,064         (2,903)        (1,839)         3,884         (5,078)        (1,194)
     Mortgage-commercial *                   1,581         (2,462)          (881)         4,722         (3,597)         1,125
     Mortgage-residential                   (1,452)          (250)        (1,702)        (3,641)            42         (3,599)
     Consumer                                1,430         (5,036)        (3,606)         6,489         (8,661)        (2,172)
-----------------------------------------------------------------------------------------------------------------------------
               Total loans                   3,632        (18,056)       (14,424)        14,876        (29,197)       (14,321)
-----------------------------------------------------------------------------------------------------------------------------
               Total interest income      $   (911)      $(19,433)      $(20,344)       $   (67)      $(29,428)      $(29,495)
                                        =====================================================================================
Interest expense:
     Savings                              $   (111)      $   (747)      $   (858)       $  (459)      $ (1,581)      $ (2,040)
     Interest-bearing demand                  (241)        (3,151)        (3,392)          (889)        (5,400)        (6,289)
     Certificates under $100,000              (568)          (197)          (765)        (2,905)         1,089         (1,816)
     Certificates $100,000 and over          2,127         (9,584)        (7,457)         5,314        (12,290)        (6,976)
-----------------------------------------------------------------------------------------------------------------------------

               Total interest-bearing
                   deposits                  1,207        (13,679)       (12,472)         1,061        (18,182)       (17,121)
                                        -------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase          (4,583)        (5,889)       (10,472)        (4,588)        (8,439)       (13,027)
     U.S. Treasury demand                       75           (400)          (325)          (452)          (558)        (1,010)
-----------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings               (4,508)        (6,289)       (10,797)        (5,040)        (8,997)       (14,037)
                                        -------------------------------------------------------------------------------------
     Long-term debt                              0              2              2             (2)             0             (2)
-----------------------------------------------------------------------------------------------------------------------------
               Total interest expense      $(3,301)      $(19,966)      $(23,267)      $ (3,981)      $(27,179)      $(31,160)
                                        =====================================================================================
Changes in net interest income                                          $  2,923                                     $  1,665
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

Noninterest Revenues and Operating Expenses

Noninterest revenues for the third quarter of 2001 were $55.8 million, an increase of $453,000, or 1%, over those for the third quarter of a year ago, due primarily to higher advisory fee income and gains from securities.

Total advisory fees for the third quarter of 2001, before amortization of goodwill, increased to $45.9 million, $2.7 million, or 6%, above those for the third quarter of 2000, in spite of double digit declines in all major market indices. These fees represented 47% of the Corporation's operating revenues for the quarter, compared to 49% for the third quarter of 2000. Private client advisory fees for the third quarter rose $777,000, or 3%, to $25.6 million, while the S&P 500 index dropped 15% for the quarter. Approximately 70% of the Corporation's private client advisory services fees are tied to market valuations. On a year-to-date basis, new private client advisory business is running 12% higher than year ago levels, with more than half of this new business being generated by offices in New York, Florida, California and Pennsylvania. At September 30, 2001, assets under management were $23.7 billion, a decrease from the levels reported at September 30, 2000 and June 30, 2001 of $25.5 billion and $24.9 billion, respectively. Expense for the amortization of acquisition goodwill for the quarter was $2.1 million, $157,000, or 8%, above the $2.0 million reported for the third quarter of last year, reflecting the Corporation's increased ownership in its affiliate asset managers.

Fees from corporate financial services for the third quarter increased $2.3 million, or 18%, to $14.8 million. Revenue from specialty corporate and capital markets trust services continued to show strong growth, and included new fees from cash management activities. These fees of $7.8 million grew $2.0 million, or 34%, over those for the third quarter of last year, and at $20.2 million for the first nine months of 2001 were $4.4 million, or 28%, above those for the first nine months of last year. Demand for investment holding company and nexus services also was strong, posting an 18% increase to $3.0 million for the quarter and an 18% increase to $9.4 million for the year-to-date. The majority of income from these highly specialized, niche businesses is on a fee-for-service basis, while the balance, approximately 25%, is tied to asset valuations.

Fees from the Corporation's affiliated asset managers for the third quarter declined $382,000, or 6%, to $5.6 million, due primarily to declines in the equity markets described above. For the first nine months of this year, these fees were $16.5 million, $689,000, or 4%, ahead of last year. Assets under management with these affiliates at September 30, 2001 were $11.1 billion. This was down from both the $17.3 billion reported at September 30, 2000 and the $13.6 billion reported at June 30, 2001.

Service charge fees for the quarter were $7.0 million, a $516,000, or 8%, increase over the $6.5 million reported for the third quarter of 2000, due to increased automated teller machine fees and checking account fees. For the first nine months of 2001, these fees were $20.0 million, $1.1 million, or 6%, higher than last year.

Card fees for the quarter were $2.6 million, a 6% increase over the $2.4 million reported for the third quarter of last year, due primarily to higher interchange fees.

Results from the third quarter and first nine months of last year included gains from the sale of a total of seven retail branches in southeastern Pennsylvania and the eastern shore of Maryland.

Other operating income for the third quarter of 2001 was $2.5 million, $78,000, or 3%, below that for the third quarter of a year ago. For the nine months year-to-date, other operating income was $9.2 million, $3.8 million, or 69%, above the $5.5 million reported for the first nine months of last year due to increased loan fees and late charges and lower losses from asset dispositions. Loan fees and late charges for the quarter were $1.9 million, $246,000, or 15%, higher than for the third quarter of last year. Those fees reached $5.2 million for the first nine months of this year, a 21% increase over those for the first nine months of last year. Losses from asset dispositions for the third quarter were $384,000, an increase of $363,000 over those for the third quarter of 2000, as losses from leased auto residual values increased $157,000 and losses on the sale of residential mortgage loans increased $83,000. For the first nine months of this year, a gain of $76,000 has been recorded on asset dispositions, compared with $2.0 million of losses reported for the first nine months of last year related to leased auto residual values, residential mortgage loans and other real estate owned.

Operating expenses for the third quarter were $68.9 million, $4.3 million, or 7%, above the $64.5 million reported for the third quarter of last year. Total personnel expenses for the quarter were $40.7 million, $1.9 million, or 5%, above the $38.9 million reported for the third quarter of last year. For the first nine months of 2001, personnel expenses were $124.0 million, 4% above those for the third quarter of last year. Advertising and contributions expense for the third quarter was $2.4 million, 17% above that for the third quarter of last year, as a result of the timing of when certain annual expenditures were incurred. Other operating expense for the third quarter was $12.3 million, an increase of $2.3 million, or 24%, over that for the third quarter of 2000, resulting from higher advertising, legal and bank processing expenses. Legal expense of $1.1 million was 157% higher than for the third quarter of last year, and reflects activity associated with trust litigation and lending activity. Processing fees for the quarter were $1.9 million, $465,000, or 32%, higher than for the third quarter of last year. For the first nine months of 2001, processing expense was $5.2 million, or 20% higher than for the first nine months of last year.

Income tax expense for the third quarter of 2001 increased $319,000, or 2%, to $16.3 million. For the first nine months of this year, income tax expense was $47.9 million, an increase of $1.3 million, or 3%, from the corresponding period of 2000. The Corporation's effective tax rate for the third quarter of 2001 was 34.28%, compared to 33.96% for the third quarter of 2000. The effective tax rate for the first nine months was 34.15%, compared to 33.59% for the first nine months of last year. This was due in part to lower levels of tax-exempt income and higher levels of state income taxes.

Liquidity

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise. Liquidity of the asset side of the balance sheet is provided by the maturity and marketability of loans, money market assets and investments. Liquidity of the liability side of the balance sheet is usually provided through deposits.

The Corporation's liquidity ratio at September 30, 2001, calculated in accordance with regulatory requirements of the FDIC, was 16.12%. This compares with ratios of 17.44% at June 30, 2001 and 19.88% at December 31, 2000. This decline in the liquidity ratio is the result of maturities within the Corporation's investment portfolio over the past nine months and management's decision not to replace those securities in the current interest rate environment. Management believes that maturities of the Corporation's investment securities, other readily marketable assets and external sources of funds offer more than adequate liquidity to meet any cash flow requirements that may arise. Sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, maturities of investment securities, borrowings and interest income. Management monitors the Corporation's existing and projected liquidity requirements on an ongoing basis, and implements appropriate strategies when deemed necessary.

Asset Quality and Loan Loss Provision

The Corporation's provision for loan losses for the third quarter was $5.3 million, $1.1 million, or 17%, lower than the $6.4 million provided for in the third quarter of 2000. The reserve for loan losses at September 30, 2001 was $81.3 million, an increase of $4.6 million, or 6%, over the $76.7 million reported at December 31, 2000. The reserve as a percentage of total period-end loans outstanding was 1.55%, up from the year-end level of 1.48%. Net chargeoffs for the third quarter of 2001 were $3.3 million, a decrease of $2.4 million, or 42%, from those for the third quarter of 2000.

The following table presents the risk elements in the Corporation's loan portfolio:

Risk Elements (in thousands)                  September 30, 2001        December 31, 2000     September 30, 2000
----------------------------------------------------------------------------------------------------------------
Nonaccruing                                              $35,932                  $40,161                $43,665
Past due 90 days or more                                  11,224                   13,500                 19,111
----------------------------------------------------------------------------------------------------------------
Total                                                    $47,156                  $53,661                $62,776
                                              ==================================================================

Percent of total loans at period-end                        0.90%                    1.03%                  1.19%

Other real estate owned                                  $   707                  $   717                $   656


Nonaccruing loans at September 30, 2001 were $35.9 million, a decrease of $4.2 million, or 11%, from the $40.2 million reported at December 31, 2000. Other real estate owned, which is reported as a component of "Other Assets" in the Consolidated Statements of Condition, consists of assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of their cost or the estimated fair value less cost to sell, adjusted periodically based upon current appraisals. Other real estate owned at September 30, 2001 was $707,000, a decrease of $10,000, or 1%, from the level at December 31, 2000 of $717,000. Nonperforming assets (other real estate owned plus nonaccrual loans) at September 30, 2001 totaled $36.6 million, or .70% of period-end loans outstanding. This was a decrease of $4.2 million, or 10%, from the $40.9 million, or .79% of period-end loans outstanding, reported at December 31, 2000. As a result of the Corporation's ongoing monitoring of its loan portfolio, at September 30, 2001, approximately $60.3 million of its loans were identified as either currently performing in accordance with their terms or which are less than 90 days past due but for which, in management's opinion, serious doubt exists as to the borrowers' ability to continue to repay their loans in full on a timely basis. This compares with $44.8 million of such loans reported at December 31, 2000.

The Corporation's loan loss reserve methodology is sound and has provided a high degree of reserve adequacy over an extended period of time. The Corporation's reserve is reflective of estimated credit losses for specifically identified loans, as well as estimated probable losses inherent in the remainder of the portfolio. The methodology includes an analysis of lending business conditions and their effect on estimated credit losses, which is the basis for an unallocated portion of the reserve assessment. These business conditions include, but are not limited to, shifts in current market conditions, loan growth, the average loan size and complexity within the portfolio, trends in delinquent payment performance, the direction of risk rating migration within the portfolio and the impact of litigation and trends in bankruptcy filings. Based on recent history, management believes that a reasonable expectation for the unallocated portion lies within a range of between 5% and 20% of the total reserve. The unallocated and allocated portions of the reserve are reassessed quarterly. At September 30, 2001, approximately $6.3 million, or 8%, of the reserve for loan losses was unallocated. This compares with $5.1 million, or 7%, of the reserve that was classified as unallocated at year-end 2000. Delinquency trends have declined from prior year levels and the percentage of loans carrying an internal "pass" rating remained high, at 95%. As a result, management believes that the Corporation's reserve for loan losses is adequate based upon currently available information.


Capital Resources

A strong capital position provides a margin of safety for both depositors and stockholders, enables a financial institution to take advantage of profitable opportunities and provides for future growth. The Corporation's total risk-based capital ratio at the end of the third quarter was 11.25% and its core (Tier 1) leveraged capital ratio was

6.33%. The corresponding ratios at year-end 2000 were 10.80% and 5.87%, respectively. Both of these ratios are above the current regulatory minimums of 8.00% and 4.00%, respectively.

Management monitors the Corporation's capital position and will make adjustments as needed to insure that the capital base will satisfy existing and impending regulatory requirements, as well as meet appropriate standards of safety and provide for future growth.


Other Information

Agreement to Acquire Interest in Investment Adviser

On October 23, 2001, the Corporation and WTI entered into an agreement with Balentine Holdings, Inc., an asset management firm headquartered in Atlanta, Georgia ("Balentine"), and its principals. Under this agreement, a new entity, Balentine Delaware Holding Company, LLC (the "LLC"), will assume Balentine's investment management business. Balentine performs investment management services for institutional and individual clients and specializes in its "manager of managers" program. The firm has a staff of 43 employees and, as of September 30, 2001, had nearly $4 billion in assets under management.

Closing is subject to the satisfaction of several customary conditions. At closing, WTI will become the owner of 100% of the equity interests and 80% of the profit interests in the LLC, with the balance of the profits interests being retained by Balentine's current owners. The Corporation will be able to purchase additional ownership interests in the LLC from the other owners upon the occurrence of a number of specified events, including the termination of employment, death, disability or retirement of the individual.

The LLC will be managed by a board of five managers. Initially, the board will consist of three people designated by Balentine and its principals and two people designated by WTI. WTI will be entitled to elect a majority on the board after March 31, 2006.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model employs interest rate scenarios in which interest rates gradually move up or down 250 basis points. The simulation model projects, as of September 30, 2001, that a gradual 250-basis-point increase in market interest rates would increase net interest income by 2.5% over a one-year period. If interest rates were to gradually decrease 250 basis points, the simulation model projects, as of September 30, 2001, that net interest income would decrease 6.3% over a one-year period. The Corporation's policy limits the permitted reduction in projected net interest income to 10% over a one-year period given a change in interest rates.

The preceding paragraph contains certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions that the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the prepayment of residential mortgages, asset-backed securities and collateralized mortgage obligations ("CMOs") play a significant role in the results the simulation model projects. Rate and prepayment assumptions used in the Bank's simulation model differ for both assets and liabilities in rising as compared to declining interest rate environments. Nevertheless, these assumptions are inherently uncertain and, as a result, the simulation model cannot predict the impact of changes in interest rates on net interest income precisely.

During the third quarter of 2001, the Corporation sold certain fixed-rate residential mortgage loans into the secondary market. The primary goal of this program is to reduce the risk that the average duration of these fixed-rate residential mortgage loans would extend well beyond the duration that was anticipated at origination, as frequently occurs during periods of rising interest rates. Mortgage loans sold during the third quarter of 2001 totaled $25.5 million.

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

The Corporation has entered into swaps in which it pays a fixed rate and it receives a floating rate. The net interest differential associated with the swaps is recorded to "Interest and Fees on Loans" in the Consolidated Statements of Income. The net gains or losses resulting from the changes in fair value of the swaps are recorded to "Other Operating Income" in the Consolidated Statements of Income. At September 30, 2001, the Corporation was committed to interest rate swaps with a total notional amount of $31.2 million, compared to a total notional amount of $10.2 million at year-end 2000. The swaps have remaining maturities of between 5 and 59 months, with a weighted average maturity of 44 months.

The Corporation entered into floors to hedge against the impact of adverse market interest rate changes on the cash flows of floating-rate commercial loans. Changes in the intrinsic value of the contracts were expected to be highly effective in offsetting changes in cash flows attributable to fluctuations in market interest rates below the strike price of the floors. Changes in the fair value of the floors attributed to the change in "time value" were excluded in assessing hedge effectiveness and were recorded to "Other Operating Income" in the Consolidated Statements of Income. Changes in the fair value that were determined to be ineffective were also recorded to "Other Operating Income" in the Consolidated Statements of Income. The effective portion of the change in fair value was recorded in "Other Comprehensive Income" in the Consolidated Statements of Condition. Amounts in "Accumulated Other Comprehensive Income" are subsequently reclassified to "Interest and Fees on Loans" in the Consolidated Statements of Income in the same period in which the hedged forecasted transaction affects earnings. At September 30, 2001, all floors had been sold. Net gains and/or losses remaining in "Accumulated Other Comprehensive Income" are being amortized over the original intended hedge period and recorded to "Interest and Fees on Loans" in the Consolidated Statements of Income.

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

                  Exhibit Number                    Exhibit
                  --------------         ----------------------------------
                  11              Statement re computation of per share earnings

                  The Corporation filed a report on Form 8-K on October 23, 2001 reporting certain developments under Item 5.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001                         /s/ David R. Gibson
                                        ---------------------------------------
                                        Name:    David R. Gibson
                                        Title:   Senior Vice President and
                                                 Chief Financial Officer

                                                 (Authorized Officer and
                                                 Principal Financial Officer)