Form 10-K
period 2001-12-31
WILMINGTON TRUST CORP
filed 2002-03-29
CIK 872821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

         Commission file number: 1-14659


                          WILMINGTON TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

                           Delaware                                                51-0328154
--------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

   Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
   -------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                 (302) 651-1000
                                 ---------------
              (Registrant's telephone number, including area code)


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

         As of January 31, 2002, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $ 1,736,954,945.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

        Class                                  Outstanding at January 31, 2002
-----------------------------                  -------------------------------
Common Stock, $1 Par Value                                32,419,303


Documents Incorporated                         Part of Form 10-K in which
by Reference                                   Incorporated
-----------------------------                  --------------------------


(1)      Portions of Proxy Statement for 2002            Part III
         Annual Shareholders' Meeting
         of Wilmington Trust Corporation

(2)      Portions of  Annual Report to                   Parts I, II, and IV
         Shareholders for fiscal year ended
         December 31, 2001


* For purposes of this calculation, Wilmington Trust's subsidiaries and its directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS

PART I

Item 1       Business.....................................................     1

Item 2       Properties...................................................    25

Item 3       Legal Proceedings............................................    25

Item 4       Submission of Matters to a Vote of Security Holders..........    25


PART II

Item 5       Market for Registrant's Common Stock and Related
             Stockholder Matters..........................................    26

Item 6       Selected Financial Data......................................    27

Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operation...........................    28

Item 7A      Qualitative and Quantitative Disclosure About Market Risk....    28

Item 8       Financial Statements and Supplementary Data..................    28

Item 9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................    29

PART III

Item 10      Directors and Executive Officers of the Registrant...........    29

Item 11      Executive Compensation.......................................    29

Item 12      Security Ownership of Certain Beneficial Owners and
             Management...................................................    29

Item 13      Certain Relationships and Related Transactions...............    30

PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..................................................    30

                                     PART I

ITEM 1 - BUSINESS

         General

         Wilmington Trust Corporation, a Delaware corporation ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 45 branch offices at January 31, 2002. Wilmington Trust also owns two other depository institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with five branches ("WTPA"), and Wilmington Trust FSB, a Federally-chartered savings bank with one branch in Maryland, three branches and a sales office in Florida and trust agency offices in California, Georgia, Nevada, and New York ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser ("RSMC"), and WT Investments, Inc., an investment holding company with interests in five asset management firms ("WTI").

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

         As of December 31, 2001, Wilmington Trust had total assets of $7.5 billion and total shareholders' equity of $682.5 million. On that date, 32,700,217 shares of Wilmington Trust's common stock were issued and outstanding, which were held by 8,841 shareholders of record. Wilmington Trust's total loans outstanding were approximately $5.5 billion on that date.

         Private Client Advisory Activities

         Wilmington Trust is one of the nation's largest personal trust institutions, serving a client base that is national in scope. It offers trust administration, investment management, private banking, custody, estate and financial planning, and estate settlement services for its private advisory clients. A staff of attorneys is available to work with the advisors of those clients. Wilmington Trust's offices in California, Delaware, Florida, Georgia, Maryland, Nevada, New York, Pennsylvania, London, Jersey, and the Cayman Islands provide convenient access to customers in these key markets.

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

                  - The Wilmington Short/Intermediate Bond Portfolio and the Wilmington Broad Market Bond Portfolio, which seek high total return, consistent with high current income, by investing principally in various types of investment-grade, fixed-income securities;

                  - The Wilmington Municipal Bond Portfolio, which seeks a high level of income exempt from Federal income tax, consistent with the preservation of capital;

                  - The Wilmington Large Cap Growth Portfolio, which seeks long-term growth of capital by investing in large-cap U.S. equity securities;

                  - The Wilmington Large Cap Core Portfolio, which seeks to achieve long-term capital appreciation by investing in large-cap U.S. equity securities;

                  - The Wilmington Large Cap Value Portfolio, which seeks to achieve long-term capital appreciation by investing in large-cap U.S. equity securities;

                  - The Wilmington Small Cap Core Portfolio, which seeks superior long-term growth of capital by investing in small-cap U.S. equity securities; and

                  - The Wilmington International Multi-Manager Portfolio, which seeks superior long-term capital appreciation by investing in equity securities of issuers located outside the United States.

         WTI's equity interests in asset management firms include:

                  - A 56.5% equity interest in New York-based Cramer Rosenthal McGlynn, LLC ("CRM"), an asset management firm with $4.6 billion in assets under management at December 31, 2001 and a value orientation. CRM's capabilities also include special equity, limited partnerships, and high-yield investments.

                  - A 30% profit interest and 40.25% of the common membership interests in California-based Roxbury Capital Management, LLC, an asset management firm with a growth orientation and $7.7 billion in assets under management at December 31, 2001.

                  - A 100% equity interest and an 80% profits interest acquired on January 2, 2002 in Atlanta-based Balentine Delaware Holding Company, LLC, an asset management firm overseeing the management of $3.5 billion in assets at December 31, 2001.

                  - A 25% equity interest acquired on February 22, 2002 in Camden Partners Holdings, LLC, a Baltimore-based asset management firm with $225 million in assets under management at December 31, 2001.

         Through its personal investment centers, Wilmington Trust offers investment services throughout the Banks' branches.

         As of December 31, 2001, Wilmington Trust in the aggregate had assets of $95.9 billion under trust, custody, and administration. Of that total, Wilmington Trust manages approximately $24.6 billion in discretionary assets. Private client advisory assets that Wilmington manages totaled $15.8 billion.

         Lending Activities

         The Banks historically have concentrated the lending activities described below in Delaware, Florida, Maryland, New York, and Pennsylvania. The Banks generally receive fees for originating loans and for taking applications and committing to originate loans. In addition, they receive fees for issuing letters of credit, as well as late charges and other fees in connection with their lending activities.

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

                  Other Activities

                  Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2001, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.3 billion, or 17.6% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

                  Financial information about Wilmington Trust's reporting segments is contained in Note 18 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 2001.

                  Subsidiaries

                  WTC has 11 active wholly-owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust's customers, and include:

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

                  -        Wilmington Trust (Cayman), Ltd., a trust company; and

                  - Wilmington Trust (Channel Islands), Ltd., a trust company.

                  Staff Members

                  On December 31, 2001, Wilmington Trust and its subsidiaries had 2,316 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

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

                  - Market Valuation Risks.

         A portion of the fee income we earn in our personal trust, corporate trust, and asset management businesses is based upon market valuations of securities we hold for clients. Accordingly, downturns in these valuations can adversely effect that fee income.

                  - Increasing Competition for Deposits, Loans, and Assets Under Management.

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

                  - Certain Anti-Takeover Provisions.

         Certain provisions of the Corporation's certificate of incorporation, bylaws and Delaware's General Corporation Law could discourage potential acquisition proposals or delay or prevent a change in control of Wilmington Trust. Those provisions include staggered classes of the

Corporation's Board of Directors, special provisions for notice to the Corporation for shareholders to make nominations for director and the Corporation's authorization to issue up to 1 million shares of preferred stock and 150 million shares of common stock. These authorized but unissued shares provide the Corporation desirable flexibility for possible acquisitions and other corporate purposes, but could also delay or hinder an unsolicited acquisition of the Corporation.

Industry Guide 3 Tables

     The following table presents a rate/volume analysis of net interest income:

                                                   ------------------------------------------------------------------------------
                                                                                 2001/2000                              2000/1999
                                                                                  Increase                               Increase
                                                                                (Decrease)                             (Decrease)
                                                                                   due to                                  due to
                                                                                change in                               change in
                                                   -------------------------------------------------------------------------------
                                                          (1)         (2)                         (1)          (2)
(in thousands)                                        Volume        Rate         Total        Volume         Rate          Total
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Time deposits in other banks                  $   --        $   --        $   --        $   --        $   --        $   --
     Federal funds sold and securities
        purchased under agreements to resell            (54)         (758)         (812)          (99)          343           244
----------------------------------------------------------------------------------------------------------------------------------
         Total short-term investments                   (54)         (758)         (812)          (99)          343           244
                                                   ------------------------------------------------------------------------------

     U.S. Treasury and government agencies           (9,712)       (2,165)      (11,877)          110         1,292         1,402
     State and municipal *                              267         1,562         1,829            (7)          (51)          (58)
     Preferred stock *                               (2,401)          183        (2,218)       (2,678)        1,300        (1,378)
     Asset-backed securities                         (3,534)         (219)       (3,753)       (1,315)         (135)       (1,450)
     Other *                                         (2,621)       (1,653)       (4,274)        3,739         2,213         5,952
----------------------------------------------------------------------------------------------------------------------------------
         Total investment securities                (18,001)       (2,292)      (20,293)         (151)        4,619         4,468
                                                   ------------------------------------------------------------------------------
     Commercial, financial, and agricultural *        4,925       (25,414)      (20,489)       12,424        12,141        24,565
     Real estate-construction                         4,272        (9,211)       (4,939)        8,196         2,902        11,098
     Mortgage - commercial *                          5,544        (7,816)       (2,272)        5,325           325         5,650
     Mortgage - residential                          (5,098)         (597)       (5,695)        5,858           432         6,290
     Installment loans to individuals                 8,127       (15,945)       (7,818)       11,476         3,876        15,352
----------------------------------------------------------------------------------------------------------------------------------
         Total loans                                 17,770       (58,983)      (41,213)       43,279        19,676        62,955
----------------------------------------------------------------------------------------------------------------------------------
         Total interest income                     $   (285)     $(62,033)     $(62,318)     $ 43,029      $ 24,638      $ 67,667
                                                   ===============================================================================

Interest expense:
     Savings                                       $   (506)     $ (2,597)     $ (3,103)     $   (564)     $   (976)     $ (1,540)
     Interest-bearing demand                           (667)      (10,332)      (10,999)       (1,080)          678          (402)
     Certificates under $100,000                     (3,317)         (983)       (4,300)       (7,841)         (525)       (8,366)
     Certificates $100,000 and over                   5,392       (27,148)      (21,756)       38,523        16,491        55,014
----------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                902       (41,060)      (40,158)       29,038        15,668        44,706
                                                   ------------------------------------------------------------------------------

     Federal funds purchased and securities
        sold under agreements to repurchase          (7,518)      (16,451)      (23,969)            1        13,561        13,562
     U.S. Treasury demand                                62        (1,158)       (1,096)          405           379           784
----------------------------------------------------------------------------------------------------------------------------------
         Total short-term borrowings                 (7,456)      (17,609)      (25,065)          406        13,940        14,346

     Long-term debt                                    (114)            7          (107)         --            --            --
---------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                    $ (6,668)     $(58,662)     $(65,330)     $ 29,444      $ 29,608      $ 59,052
                                                   ==============================================================================

Changes in net interest income                                                 $  3,012                                  $  8,615
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

The maturity distribution of Wilmington Trust's investment securities held to maturity follows:

                                                           ---------------------------------------------------
                                                            Market                Amortized       Weighted
December 31, 2001  (in thousands)                            Value                   Cost        Average Yield
--------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
     Within 1 year                                         $ 10,359               $  10,000          6.03 %
     After 10 years                                             597                     593          5.16
--------------------------------------------------------------------------------------------------------------
        Total                                                10,956                  10,593          5.99
--------------------------------------------------------------------------------------------------------------
State and municipals:
     After 1 but within 5 years                                 803                     784          6.35
     After 5 but within 10 years                              3,838                   3,593          6.03
     After 10 years                                             550                     544          6.30
--------------------------------------------------------------------------------------------------------------
        Total                                                 5,191                   4,921          6.11
--------------------------------------------------------------------------------------------------------------
Asset-backed securities:
     After 1 but within 5 years                                  39                      38          8.03
--------------------------------------------------------------------------------------------------------------
        Total                                                    39                      38          8.03
--------------------------------------------------------------------------------------------------------------
Other:
     After 10 years                                             900                     900          3.74
--------------------------------------------------------------------------------------------------------------
        Total                                                   900                     900          3.74
--------------------------------------------------------------------------------------------------------------
        Total investment securities held to maturity       $ 17,086               $  16,452          5.90 %
==============================================================================================================


Note: Weighted average yields are not on a tax-equivalent basis. Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                                                               Weighted
                                                                 Market         Amortized       Average
December 31, 2001  (in thousands)                                Value             Cost          Yield
-------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
     Within 1 year                                          $    256,476       $   254,987        3.65 %
     After 1 but within 5 years                                  282,416           273,463        5.58
     After 5 but within 10 years                                  82,330            80,088        6.25
     After 10 years                                              138,160           136,260        5.40
-------------------------------------------------------------------------------------------------------
        Total                                                    759,382           744,798        4.94
-------------------------------------------------------------------------------------------------------
State and municipals:
     After 1 but within 5 years                                       45                45        7.80
     After 5 but within 10 years                                     470               308       12.11
     After 10 years                                               12,455            12,032        6.15
-------------------------------------------------------------------------------------------------------
        Total                                                     12,970            12,385        6.25
-------------------------------------------------------------------------------------------------------
Preferred stock:
     Within 1 year                                                 4,501             4,500        9.39
     After 1 but within 5 years                                   63,278            65,241        7.43
     After 5 but within 10 years                                  16,612            17,913        7.97
-------------------------------------------------------------------------------------------------------
        Total                                                     84,391            87,654        7.67
-------------------------------------------------------------------------------------------------------
Asset-backed securities:
     After 5 but within 10 years                                  49,663            48,330        5.97
     After 10 years                                              216,597           211,606        6.12
-------------------------------------------------------------------------------------------------------
        Total                                                    266,260           259,936        6.09
-------------------------------------------------------------------------------------------------------
Other:
     Within 1 year                                                44,714            44,547        3.64
     After 1 but within 5 years                                   30,927            29,779        5.49
     After 5 but within 10 years                                     500               500        7.50
     After 10 years                                               65,704            70,671        3.05
-------------------------------------------------------------------------------------------------------
        Total                                                    141,845           145,497        3.76
-------------------------------------------------------------------------------------------------------
        Total investment securities available for sale      $  1,264,848       $ 1,250,270        5.24 %
=======================================================================================================

Note: Weighted average yields are not on a tax-equivalent basis. Time categories not shown above indicate that there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31  (in thousands)                   2001             2000             1999            1998            1997
---------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
          agricultural                 $ 1,861,727      $ 1,622,654      $ 1,521,336     $ 1,370,566     $ 1,207,930
Real estate-construction                   400,534          372,702          303,734         211,733         145,097
Mortgage-commercial                      1,009,442          990,433          919,297         869,442         884,146
Mortgage-residential                       865,305          925,938          968,259         857,626         813,116
Installment loans to
          individuals                    1,351,825        1,277,291        1,108,945       1,015,056         954,486
---------------------------------------------------------------------------------------------------------------------
          Total loans, gross             5,488,833        5,189,018        4,821,571       4,324,423       4,004,775
Less:  unearned income                        (874)            (609)          (1,492)         (4,790)        (10,840)
---------------------------------------------------------------------------------------------------------------------
          Total loans                  $ 5,487,959      $ 5,188,409      $ 4,820,079     $ 4,319,633     $ 3,993,935
=====================================================================================================================

The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the past five years:

                                            -----------------------------------------------------------------------
                                                           2001                     2000                   1999
                                            -----------------------------------------------------------------------
                                                       % of loans               % of loans             % of loans
                                                         in each                  in each                in each
                                                       category of              category of            category of
December 31  (in thousands)                 Amount      net loans    Amount      net loans   Amount     net loans
-------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural     $38,806          34%    $34,712          31%    $27,463          32%
Real estate-construction                      4,141           7       3,941           7       3,327           6
Mortgage-commercial                          14,786          18      15,291          19      15,901          19
Mortgage-residential                          1,431          16         974          18       1,202          20
Installment loans to  individuals            15,282          25      16,731          25      15,559          23
Unallocated                                   6,338          --       5,090          --      13,473          --
-------------------------------------------------------------------------------------------------------------------
           Total                            $80,784         100%    $76,739         100%    $76,925         100%
===================================================================================================================

                                            ------------------------------------------------
                                                             1998                    1997
                                            ------------------------------------------------
                                                         % of loans               % of loans
                                                           in each                  in each
                                                         category of              category of
December 31  (in thousands)                  Amount       net loans   Amount       net loans
---------------------------------------------------------------------------------------------
Commercial, financial, and agricultural      $27,083          32%    $27,023          30%
Real estate-construction                       2,407           5       1,977           4
Mortgage-commercial                           13,574          20      12,645          22
Mortgage-residential                           1,141          20         710          20
Installment loans to  individuals             15,797          23      12,440          24
Unallocated                                   11,904          --       9,010          --
---------------------------------------------------------------------------------------------
           Total                             $71,906         100%    $63,805        100%
=============================================================================================

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust's commercial and real estate construction loan portfolios follows:

                                              ---------------------------------------------------------------
                                                Less than       One through             Over            Total
December 31, 2001  (in thousands)                one year        Five years       five years      gross loans
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural       $   855,187      $    691,579      $   314,961     $  1,861,727
Real estate-construction                          181,236           199,326           19,972          400,534
-------------------------------------------------------------------------------------------------------------
               Total                          $ 1,036,423      $    890,905      $   334,933     $  2,262,261
=============================================================================================================
Loans with predetermined rate                 $    62,480      $    135,199      $   138,250     $    335,929
Loans with variable rate                          973,943           755,706          196,683        1,926,332
-------------------------------------------------------------------------------------------------------------
               Total                          $ 1,036,423      $    890,905      $   334,933     $  2,262,261
=============================================================================================================

The following table presents a comparative analysis of the risk elements contained in Wilmington Trust's loan portfolio at year-end(1):

                                            -----------------------------------------------------------------------
December 31  (in thousands)                     2001            2000             1999            1998          1997
-------------------------------------------------------------------------------------------------------------------
Nonaccruing                                 $ 38,016        $ 37,522         $ 29,184        $ 30,598      $ 28,669

Restructured                                     375           2,639               55               -            28

Past due 90 days or more                      13,524          13,500           16,520          18,558        15,523
-------------------------------------------------------------------------------------------------------------------
       Total                                $ 51,915        $ 53,661         $ 45,759        $ 49,156      $ 44,220
===================================================================================================================
Percent of total loans at year-end              0.95%          1.03%             0.95%           1.14%         1.11%
===================================================================================================================
Other real estate owned                     $    398        $    717         $    576        $  1,532      $  3,738
===================================================================================================================

(1) The Corporation's policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is incorporated by reference herein.

* Restructured as nonaccrual, but not included in nonaccrual amount of $37,522.

The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in its statement of condition(1):

                                                        --------------------------------------------------------------------------
For the year ended December 31  (in thousands)              2001            2000             1999             1998            1997
----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period          $ 76,739        $ 76,925         $ 71,906         $ 63,805        $ 54,361
----------------------------------------------------------------------------------------------------------------------------------

Loans charged off:
     Commercial, financial, and agricultural               9,395          15,360            3,737            2,189           6,105
     Real estate - construction                               30              50              129               --             184
     Mortgage - commercial                                   226             827              335              148             187
     Mortgage - residential                                   53             286              493              166             236
     Installment loans to individuals                      9,631           9,860           11,806           13,427           9,475
----------------------------------------------------------------------------------------------------------------------------------
        Total loans charged off                           19,335          26,383           16,500           15,930          16,187
                                                        --------------------------------------------------------------------------

Recoveries on amounts previously charged off:

     Commercial, financial, and agricultural                 755           1,268              791              961             891
     Real estate - construction                               13              20               23                3               1
     Mortgage - commercial                                   114             238               56               35             948
     Mortgage - residential                                  195               8              123                3               1
     Installment loans to individuals                      2,453           2,763            3,026            3,029           2,290
----------------------------------------------------------------------------------------------------------------------------------
        Total recoveries                                   3,530           4,297            4,019            4,031           4,131
                                                        --------------------------------------------------------------------------
Net loans charged off                                     15,805          22,086           12,481           11,899          12,056
----------------------------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses                  19,850          21,900           17,500           20,000          21,500
----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period                $ 80,784        $ 76,739         $ 76,925         $ 71,906        $ 63,805
==================================================================================================================================
Ratio of net loans charged off to average loans             0.30%           0.44%            0.28%            0.29%           0.31%

(1) The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed on page 27 of its Annual Report To Shareholders for the fiscal year ended December 31, 2001, which is incorporated by reference herein.

The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the last three years:

                                                                       2001                        2000                        1999
                                               ----------------------------  --------------------------     ------------------------
                                                   Average          Average     Average         Average     Average         Average
For the year ended December 31 (in thousands)       amount           rate        amount           rate       amount           rate
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand                      $  927,947            -- %   $  889,686            -- %   $  856,171            -- %
Interest-bearing deposits:
     Savings                                       346,765            0.78      379,837            1.53      411,352            1.79
     Interest-bearing demand                     1,297,181            1.41    1,327,498            2.20    1,377,749            2.15
     Certificates under $100,000                   914,381            4.85      981,248            4.96    1,137,764            5.01
     Certificates $100,000 and over              1,776,893            4.88    1,692,782            6.41      983,340            5.43
------------------------------------------------------------------------------------------------------------------------------------
     Total                                      $5,263,167                   $5,271,051                   $4,766,376
====================================================================================================================================



The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:

                                        ------------------------------------------------
                                          Certificates               All other interest-
December 31, 2001  (in thousands)          of deposit                 bearing deposits
----------------------------------------------------------------------------------------
Three months or less                       $  775,504                 $  483,770
Over three through six months                 637,300                         --
Over six through twelve months                248,825                         --
Over twelve months                              4,313                         --
----------------------------------------------------------------------------------------
     Total                                 $1,665,942                 $  483,770
========================================================================================

A summary of short term borrowings at December 31 is as follows (in thousands):


                                                                             Securities sold
                                                           Federal funds    under agreements   U.S. Treasury     Line of
                                                               purchased       to repurchase    demand notes      credit
------------------------------------------------------------------------------------------------------------------------
2001


Balance at December 31                                        $  556,849      $  271,412      $   94,871      $   33,500
Weighted average interest rate at balance sheet date               3.4 %           1.2 %           1.6 %           2.5 %
Maximum amount outstanding at any month-end                   $1,186,500      $  290,576      $   94,871      $   34,000
Approximate average amount outstanding during the period      $  727,378      $  235,600      $   44,480      $   20,189
Weighted average interest rate for average amounts
     outstanding during the period                                 5.1 %           3.1 %           3.5 %           4.2 %
------------------------------------------------------------------------------------------------------------------------
2000

Balance at December 31                                        $  865,645      $  233,800      $   30,757      $   17,000
Weighted average interest rate at balance sheet date               6.3 %           5.5 %           5.4 %           7.1 %
Maximum amount outstanding at any month-end                   $1,026,600      $  242,686      $   94,625      $   25,000
Approximate average amount outstanding during the period      $  875,976      $  207,669      $   43,453      $   18,852
Weighted average interest rate for average amounts
    outstanding during the period                                  6.5 %           5.4 %           6.1 %           7.0 %
------------------------------------------------------------------------------------------------------------------------
1999


Balance at December 31                                        $  701,720      $  269,138      $   95,000         25,000
Weighted average interest rate at balance sheet date               5.8 %           4.3 %           4.2 %          6.5 %
Maximum amount outstanding at any month-end                   $1,040,095      $  269,138      $   95,000         25,000
Approximate average amount outstanding during the period      $  911,937      $  183,396      $   35,643
                                                                                                                  7,137
Weighted average interest rate for average amounts
     outstanding during the period                                 5.2 %           4.2 %           5.2 %            6.6%
------------------------------------------------------------------------------------------------------------------------


Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:


                                       -------------------------------------
(based on daily average balances)            2001         2000         1999
----------------------------------------------------------------------------
Savings                                      5.51 %       5.92 %       6.97%
Interest-bearing demand                     20.62        20.69        23.33
Certificates of deposit                     42.78        41.67        35.92
Short-term borrowings                       16.34        17.86        19.28
Demand deposits                             14.75        13.86        14.50
----------------------------------------------------------------------------
       Total                               100.00 %     100.00 %     100.00 %
===========================================================================

The following table presents an analysis of Wilmington Trust's return on assets and return on equity over the last three years:

                                    -----------------------------
                                    2001       2000       1999
-----------------------------------------------------------------
Return on assets                     1.73 %     1.68 %     1.60 %
Return on stockholders' equity      19.53      22.76      20.18
Dividend payout                     49.22      47.33      50.61
Equity to asset                      8.86       7.37       7.95
-----------------------------------------------------------------

         Regulatory Matters

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

         In addition, under the BHCA, a bank holding company that meets certain qualifications can elect to become a financial holding company. A financial holding company can engage in additional activities not otherwise permitted for a bank holding company, generally without obtaining the FRB's prior approval. These include engaging in, acquiring, or controlling voting securities or assets of a company engaged in securities underwriting and distribution, merchant banking, certain insurance activities, and other activities the FRB determines
(1) to be financial in nature or incidental to that financial activity or (2) are complementary to a financial activity and do not pose a substantial risk to the company's or the financial system's safety and soundness.

         To qualify to become a financial holding company, a bank holding company's depository institutions must all be "well-managed" and "well-capitalized," and have at least a "satisfactory" rating under the Community Reinvestment Act. In 2000, Wilmington Trust became a financial holding company. Its status as a financial holding company should permit greater flexibility in the future growth of its fee business.

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

            Capital Standards

            The FRB and the other Federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets by assigning assets and off-balance-sheet items to broad, risk-weighted categories. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 2001, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

            FDIC Insurance and Regulation

            The FDIC insures deposits in the Banks up to applicable limits. Neither Wilmington Trust nor its subsidiaries are required to pay premiums for FDIC insurance coverage.

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

            Delaware Law

            Delaware's business and legal environments historically have contributed to Wilmington Trust's and WTC's operating results. Several large pharmaceutical and chemical companies and other Fortune 500 companies are headquartered in Delaware. Delaware's Court of Chancery is widely recognized for its interpretations of corporate law.

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

ITEM 2 - PROPERTIES

            Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., in which WTC has a 50% ownership interest through one of its subsidiaries. WTC carries the mortgage for this facility, which had an outstanding balance of $29,295,393 at December 31, 2001.

            A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

            As of December 31, 2001, the Banks had 54 branches in the following locations:

         - Twenty-three are in New Castle County, 7 are in Kent County, and 15 are in Sussex County, Delaware;

         - One is in each of Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania;

         -  One is in Wicomico County, Maryland; and

         - One is in each of Martin, Palm Beach, and Indian River Counties, Florida.

Thirty-one of these branches are in facilities owned by the Banks or their subsidiaries and the remainder are in leased facilities.

            WTC also operates a sales office in leased facilities in London, England, and, through its subsidiaries, trust offices in leased facilities in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in Santa Monica, California, Atlanta, Georgia, Las Vegas, Nevada, and New York City, New York and a sales office in a leased facility in Boca Raton, Florida.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

            Information required by this item is contained on page 20 of the Management's Discussion and Analysis portion of Wilmington Trust's Annual Report to Shareholders, which is incorporated by reference herein. See also "Item 1 - Business."

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in thousands, except per share information)


                        2001           2000            1999          1998           1997
                        ----           ----            ----          ----           ----
Interest income     $  468,798     $  530,454     $  462,176     $  456,939     $  430,639

Net interest
income                 258,813        255,139        245,913        237,697        230,016


Provision for
loan losses             19,850         21,900         17,500         20,000         21,500

Net income             125,170        120,939        107,297        114,325        106,044

Per share data:

Net
income-basic              3.84           3.74           3.26           3.41           3.15


Net
income-diluted            3.80           3.70           3.21           3.34           3.08


Cash dividends
declared                  1.89           1.77           1.65           1.53           1.41


Balance sheet
at year-end:

Assets              $7,518,462     $7,321,616     $7,201,944     $6,300,565     $6,122,351

Long-term debt         160,500        168,000        168,000        168,000         43,000


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information required by this item is contained on pages 9 to 23 of Wilmington Trust's Annual Report to Shareholders for 2001, which are incorporated by reference herein.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The information required by this item is contained on pages 17 and 18 of Wilmington Trust's Annual Report to Shareholders for 2001, which are incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 2001. Those pages are incorporated by reference herein.

                                                        Annual Report
                                                      to Shareholders
                                                        Page Number
Consolidated Statements of Condition as
      of December 31, 2001 and 2000                        27

Consolidated Statements of Income
      for the years ended December 31,
      2001, 2000, and 1999                                 28

Consolidated Statements of Changes in Stock-
      holders' Equity for the years ended
      December 31, 2001, 2000, and 1999                    29

Consolidated Statements of Cash Flows
      for the years ended December 31,
      2001, 2000, and 1999                                 30

Notes to Consolidated Financial
      Statements - December 31,
      2001, 2000, and 1999                              31-53

Report of Independent Auditors                             54

Unaudited Selected Quarterly Financial Data                26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In February 2001, Ernst & Young and Wilmington Trust mutually agreed that Ernst & Young would not continue as the company's independent accountants after completion of Wilmington Trust's annual audit for 2000.

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

      In March 2001, Wilmington Trust engaged KPMG LLP to act as its auditors for the fiscal year ended December 31, 2001. Wilmington Trust's Board of Directors previously had approved KPMG's engagement following the recommendation of its Audit Committee. Wilmington Trust did not consult KPMG regarding the application of accounting principles to a specified transaction, whether contemplated or proposed, the type of audit opinion that might be rendered on Wilmington Trust's financial statements or any matter that was the subject of a disagreement or a reportable event as contemplated by Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 401 of Regulation S-K is contained on pages 4 to 9 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on April 18, 2002 (the "Proxy Statement"), which are incorporated by reference herein.

      Information required by Rule 405 of Regulation S-K is contained on page 22 of the Proxy Statement, which is incorporated by reference herein.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained on pages 20 to 22 of the Proxy Statement, which are incorporated by reference herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust are incorporated by reference in Item 8 above:


                                                         Annual Report
                                                        to Shareholders
                                                         Page Number

Consolidated Statements of Condition as
of December 31, 2001 and 2000                                 27

Consolidated Statements of Income for
the years ended December 31, 2001, 2000, and 1999             28

Consolidated Statements of Changes in
Stockholders' Equity for the years
ended December 31, 2001, 2000, and 1999                       29

Consolidated Statements of Cash Flows for
the years ended December 31, 2001, 2000, and 1999             30

Notes to Consolidated Financial Statements -
December 31, 2001, 2000, and 1999                          31-53

Report of Independent Auditors                                54

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

3.2       Amended and Restated Bylaws of the Corporation(11)

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

10.7      Amended and Restated Supplemental Executive Retirement
          Plan(11)

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

10.10     Severance Agreement dated as of February 29, 1996 between
          Wilmington Trust Company and Howard K. Cohen(8)

10.11     Severance Agreement dated as of February 29, 1996 between
          Wilmington Trust Company and William J. Farrell II(8)

10.12     Severance Agreement dated as of February 29, 1996 between
          Wilmington Trust Company and David R. Gibson(8)

10.13     Severance Agreement dated as of February 29, 1996 between
          Wilmington Trust Company and Robert V.A. Harra Jr.(8)

10.14     Severance Agreement dated as of February 29, 1996 between
          Wilmington Trust Company and Hugh D. Leahy Jr.(8)

10.15     Severance Agreement dated as of February 29, 1996 between
          Wilmington Trust Company and Robert A. Matarese(8)

10.16     Severance Agreement dated as of July 18, 1996 between
          Wilmington Trust Company and Rita C. Turner(9)

10.17     Severance Agreement dated as of June 28, 1999 between
          Wilmington Trust Company and Rodney P. Wood(11)

10.18     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Ted T.
          Cecala(12)

10.19     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Robert J.
          Christian(12)

10.20     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Howard K.
          Cohen(12)

10.21     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and William J.
          Farrell, II(12)

10.22     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and David R.
          Gibson(12)

10.23     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Robert V.A.
          Harra, Jr.(12)

10.24     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Hugh D.
          Leahy, Jr.(12)

10.25     Amendment No. 1 to  Severance Agreement dated as of
          December 19, 2000 between Wilmington Trust Company and
          Robert A. Matarese(12)

10.26     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Rita C.
          Turner(12)


10.27     Amendment No. 1 to Severance Agreement dated as of December
          19, 2000 between Wilmington Trust Company and Rodney P.
          Wood(12)

10.28     1991 Employee Stock Purchase Plan(1)

10.29     1996 Employee Stock Purchase Plan(8)

10.30     2000 Employee Stock Purchase Plan(11)

10.31     1983 Employee Stock Option Plan(1)

10.32     1988 Long-Term Incentive Stock Option Plan(1)

10.33     1991 Long-Term Incentive Stock Option Plan(1)

10.34     1996 Long-Term Incentive Plan(8)

10.35     1999 Long-Term Incentive Plan(10)

10.36     2001 Non-Employee Directors' Stock Option Plan(12)

10.37     Thrift Savings Plan(1)

10.38     Amended and Restated Thrift Savings Plan(12)

10.39     First Amendment to the Wilmington Trust Thrift Savings
          Plan(12)

10.40     Amended and Restated Thrift Savings Plan(13)

10.41     Employee Stock Ownership Plan(1)

10.42     Senior Executive Incentive Compensation Plan(6)

10.43     Executive Incentive Plan(10)

13        2001 Annual Report to Shareholders of Wilmington Trust
          Corporation(13)

21        Subsidiaries of Wilmington Trust Corporation(13)

23.1      Consent of KPMG LLP(13)

23.2      Consent of Ernst & Young LLP(13)


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

10 Incorporated by reference to Exhibit A to the proxy statement of Wilmington Trust Corporation dated March 22, 1999 filed on March 31, 1999.

11 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

12 Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

13  Filed herewith.

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, this Form has been signed by the following persons in the capacities and as of the dates indicated.

                                          /s/ Ted T. Cecala
                                          -----------------------------------
                                          Ted T. Cecala
                                          Director, Chairman of the Board,
                                          and Chief Executive Officer

                                          (Date)  March 21, 2002

                                          /s/ Robert V. A. Harra, Jr.
                                          -----------------------------------
                                          Robert V. A. Harra, Jr.
                                          Director, President,
                                          Chief Operating Officer, and Treasurer

                                          (Date)  March 21, 2002

                                          /s/ David R. Gibson
                                          -----------------------------------
                                          David R. Gibson
                                          Senior Vice President and
                                          Chief Financial Officer

                                          (Date)  March 21, 2002


                                          /s/ Gerald F. Sopp
                                          -----------------------------------
                                          Gerald F. Sopp
                                          Controller

                                          (Date) March 21, 2002


                                          /s/ Betsy S. Atkins
                                          -----------------------------------
                                          Betsy S. Atkins
                                          Director

                                          (Date) March 21, 2002


                                          /s/ Carolyn S. Burger
                                          -----------------------------------
                                          Carolyn S. Burger
                                          Director

                                          (Date)  March 21, 2002

                                          /s/ Richard R. Collins
                                          -----------------------------------
                                          Richard R. Collins
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ Charles S. Crompton, Jr.
                                          -----------------------------------
                                          Charles S. Crompton, Jr.
                                          Director
                                          (Date)  March 21, 2002



                                          -----------------------------------
                                          Edward B. du Pont
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ R. Keith Elliott
                                          -----------------------------------
                                          R. Keith Elliott
                                          Director

                                          (Date)  March 21, 2002



                                          -----------------------------------
                                          Deborah I. Fine
                                          Director

                                          (Date) March 21, 2002


                                          /s/ Rex L. Mears
                                          -----------------------------------
                                          Rex L. Mears
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ Hugh E. Miller
                                          -----------------------------------
                                          Hugh E. Miller
                                          Director

                                          (Date)  March 21, 2002

                                          /s/ Stacey J. Mobley
                                          -----------------------------------
                                          Stacey J. Mobley
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ Leonard W. Quill
                                          -----------------------------------
                                          Leonard W. Quill
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ David P. Roselle
                                          -----------------------------------
                                          David P. Roselle
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ H. Rodney Sharp, III
                                          -----------------------------------
                                          H. Rodney Sharp, III
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ Thomas P. Sweeney
                                          -----------------------------------
                                          Thomas P. Sweeney
                                          Director

                                          (Date)  March 21, 2002


                                          /s/ Robert W. Tunnell, Jr.
                                          -----------------------------------
                                          Robert W. Tunnell, Jr.
                                          Director

                                          (Date)  March 21, 2002