Form 10-Q
period 2002-03-31
WILMINGTON TRUST CORP
filed 2002-05-15
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended March 31, 2002

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 2002 - 32,817,009 shares

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

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                              ------------------------------
                                                                               March 31,        December 31,
(in thousands)                                                                   2002              2001
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $   171,307       $   210,104
                                                                              ------------------------------

Federal funds sold and securities purchased
       under agreements to resell                                                  45,000           104,999
                                                                              ------------------------------

Investment securities available for sale:
       U.S. Treasury and government agencies                                      716,912           759,382
       Obligations of state and political subdivisions                             12,883            12,970
       Other securities                                                           468,193           492,496
------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                     1,197,988         1,264,848
                                                                              ------------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                       10,510            10,593
       Obligations of state and political subdivisions                              4,541             4,921
       Other securities                                                               824               938
------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $16,469 and $17,086, respectively)                                 15,875            16,452
                                                                              ------------------------------
Loans:
       Commercial, financial and agricultural                                   1,858,744         1,861,727
       Real estate-construction                                                   444,896           400,534
       Mortgage-commercial                                                      1,017,491         1,009,442
       Mortgage-residential                                                       822,584           865,305
       Consumer                                                                 1,394,808         1,351,825
       Unearned income                                                               (716)             (874)
------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                 5,537,807         5,487,959
       Reserve for loan losses                                                    (81,803)          (80,784)
------------------------------------------------------------------------------------------------------------
             Net loans                                                          5,456,004         5,407,175
                                                                              ------------------------------
Premises and equipment, net                                                       139,287           140,224
Goodwill, net of accumulated amortization
       of  $29,391 in 2002 and 2001                                               221,969           212,851
Other intangible assets, net of accumulated amortization
       of  $6,097 in 2002 and $5,698 in 2001                                       11,550             6,819
Accrued interest receivable                                                        46,485            40,558
Other assets                                                                      115,022           114,432
------------------------------------------------------------------------------------------------------------
             Total assets                                                     $ 7,420,487       $ 7,518,462
                                                                              =============================

                                                                  ------------------------------
                                                                   March 31,        December 31,
(in thousands)                                                       2002              2001
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                 $   807,420       $ 1,258,322
       Interest-bearing:
             Savings                                                  360,286           356,182
             Interest-bearing demand                                1,818,118         1,410,280
             Certificates under $100,000                              894,276           900,059
             Certificates $100,000 and over                         1,538,856         1,665,942
------------------------------------------------------------------------------------------------
             Total deposits                                         5,418,956         5,590,785
                                                                  ------------------------------

Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                           949,291           828,261
       U.S. Treasury demand                                            27,366            94,871
       Line of credit                                                  26,600            33,500
------------------------------------------------------------------------------------------------
             Total short-term borrowings                            1,003,257           956,632
                                                                  ------------------------------
Accrued interest payable                                               39,519            34,540
Other liabilities                                                      97,700            93,475
Long-term debt                                                        160,500           160,500
------------------------------------------------------------------------------------------------
             Total liabilities                                      6,719,932         6,835,932
                                                                  ------------------------------
Minority interest                                                          59                --
                                                                  ------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 39,264,173                     39,264            39,264
       Capital surplus                                                 84,705            78,190
       Retained earnings                                              833,368           817,017
       Accumulated other comprehensive income                           6,113            10,078
------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings          963,450           944,549
       Less:  Treasury stock, at cost, 6,447,164 and
                   6,563,956 shares, respectively                    (262,954)         (262,019)
------------------------------------------------------------------------------------------------
             Total stockholders' equity                               700,496           682,530
                                                                  ------------------------------
             Total liabilities and stockholders' equity           $ 7,420,487       $ 7,518,462
                                                                  =============================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                      --------------------------
                                                      For the three months ended

                                                                       March 31,
                                                      --------------------------
(in thousands; except per share data)                       2002            2001
--------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                             $  80,748       $ 105,938
Interest and dividends on investment securities:
     Taxable interest                                     13,720          19,352
     Tax-exempt interest                                     247             229
     Dividends                                             1,441           2,000
Interest on federal funds sold and securities
     purchased under agreements to resell                    112             246
--------------------------------------------------------------------------------
     Total interest income                                96,268         127,765
                                                      --------------------------
Interest on deposits                                      22,547          47,432
Interest on short-term borrowings                          5,902          15,376
Interest on long-term debt                                 2,641           2,756
--------------------------------------------------------------------------------
     Total interest expense                               31,090          65,564
                                                      --------------------------
Net interest income                                       65,178          62,201
Provision for loan losses                                 (5,295)         (5,250)
--------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                 59,883          56,951
                                                      --------------------------
OTHER INCOME
Advisory fees                                             52,655          42,889
Service charges on deposit accounts                        6,885           6,162
Loan fees and late charges                                 1,865           1,550
Card fees                                                  2,420           2,345
Securities gains                                              --             711
Other operating income                                       846           3,020
--------------------------------------------------------------------------------
     Total other income                                   64,671          56,677
                                                      --------------------------
     Net interest and other income                       124,554         113,628
                                                      --------------------------
OTHER EXPENSE
Salaries and employment benefits                          46,974          42,893
Net occupancy                                              4,639           3,763
Furniture and equipment                                    6,588           5,729
Stationery and supplies                                    1,404           1,418
Advertising and contributions                              1,656           1,481

Servicing and consulting fees                              2,624           2,089
Other operating expense                                   11,395          10,691
--------------------------------------------------------------------------------
     Total other expense                                  75,280          68,064
                                                      --------------------------
NET INCOME
     Income before income taxes, minority
         interest and cumulative effect of change
         in accounting principle                          49,274          45,564
Applicable income taxes                                   17,119          15,497
--------------------------------------------------------------------------------
     Net income before minority interest and
         cumulative effect of change in
         accounting principle                             32,155          30,067
Minority interest                                            (59)             --
--------------------------------------------------------------------------------
     Net income before cumulative effect of
         change in accounting principle                   32,096          30,067
Cumulative effect of change in accounting
     principle (net of income taxes of $584)                  --           1,130
--------------------------------------------------------------------------------
     Net income                                        $  32,096       $  31,197
                                                       =========================

Net income per share - basic:
     Before cumulative effect of change in
         accounting principle                          $    0.98       $    0.93
     Cumulative effect of change in
         accounting principle                                 --            0.03
--------------------------------------------------------------------------------
     Net income per share - basic                      $    0.98       $    0.96
                                                       =========================

Net income per share - diluted:
     Before cumulative effect of change in
         accounting principle                          $    0.97       $    0.92
     Cumulative effect of change in
         accounting principle                                 --            0.03
--------------------------------------------------------------------------------
     Net income per share - diluted                    $    0.97       $    0.95
                                                       =========================

     Weighted average shares outstanding:
          basic                                           32,810          32,447
          diluted                                         33,255          32,875
     Cash dividends per share                          $    0.48       $    0.45


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                 --------------------------
                                                                                 For the three months ended
                                                                                                   March 31,
(in thousands)                                                                         2002            2001
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                   $  32,096       $  31,197
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                            5,295           5,250
                 Provision for depreciation                                           5,444           4,452
                 Minority interest in net income                                         59              --
                 Compensation expense - nonemployee stock options                        30              --
                 Amortization of investment securities available for sale
                        discounts and premiums                                        4,041           2,212
                 Amortization of investment securities held to maturity
                        discounts and premiums                                            2               1
                 Deferred income taxes                                                    4               7
                 Gross proceeds from sales of loans                                  40,499          11,127
                 Gains on sales of loans                                               (519)           (155)
                 Securities gains                                                        --            (711)
                 (Increase)/decrease in other assets                                 (8,080)          2,159
                 Increase/(decrease) in other liabilities                            11,745          (3,814)
-----------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                     90,616          51,725
                                                                                   ------------------------

INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                 13,506             735
     Proceeds from maturities of investment securities available for sale           211,937          74,856
     Proceeds from maturities of investment securities held to maturity                 575           1,956
     Purchases of investment securities available for sale                         (168,797)        (10,781)
     Investments in affiliates                                                       (2,375)             --
     Cash paid for purchase of subsidiary                                            (1,151)             --
     Purchases of loans                                                                 (85)           (872)
     Net (increase)/decrease in loans                                               (94,019)          3,291
     Net increase in premises and equipment                                          (4,507)         (7,227)
-----------------------------------------------------------------------------------------------------------
                        Net cash (used for)/provided by investing activities        (44,916)         61,958
                                                                                   ------------------------

FINANCING ACTIVITIES
     Net decrease in demand, savings and interest-bearing
            demand deposits                                                         (38,960)        (76,076)
     Net (decrease)/increase in certificates of deposit                            (132,869)        253,665
     Net increase/(decrease) in federal funds purchased and securities sold
            under agreements to repurchase                                          121,030        (316,633)
     Net (decrease)/increase in U.S. Treasury demand                                (67,505)         30,493
     Net decrease in line of credit                                                  (6,900)         (4,500)

     Cash dividends                                                                 (15,745)        (14,590)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                3,965           3,877
     Payments for common stock acquired through buybacks                             (7,512)         (1,035)
-----------------------------------------------------------------------------------------------------------
                        Net cash used for financing activities                     (144,496)       (124,799)
                                                                                  -------------------------
     Decrease in cash and cash equivalents                                          (98,796)        (11,116)
     Cash and cash equivalents at beginning of period                               315,103         273,994
-----------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period               $ 216,307       $ 262,878
                                                                                  =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                              $  26,111       $  55,029
            Taxes                                                                     2,711             970
     Loans transferred during the period:
            To other real estate owned                                            $     121       $      18
            From other real estate owned                                                 15             157
     Common stock issued for purchase of subsidiary                               $   8,836              --

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. ("WTI") and Rodney Square Management Corporation, conform to accounting principles generally accepted in the United States of America and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2001.


Note 2 - Comprehensive Income

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                          --------------------------
                                                                          For the three months ended
                                                                                            March 31,
                                                                          --------------------------
(in thousands)                                                                   2002           2001
----------------------------------------------------------------------------------------------------
Net income                                                                   $ 32,096       $ 31,197
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                            (3,950)        10,819
Reclassification adjustment for securities gains included in net income            --           (455)
Net unrealized holding gains arising during the period on derivatives
     used for cash flow hedge                                                      --          1,478
Reclassification adjustment for derivative gains included in net income           (15)            --
                                                                             -----------------------
Total comprehensive income                                                   $ 28,131       $ 43,039
                                                                             =======================

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                      --------------------------
                                                      For the three months ended
                                                                        March 31,
                                                      --------------------------
(in thousands; except per share data)                       2002            2001
--------------------------------------------------------------------------------
Numerator:
     Net income before cumulative effect of
          change in accounting principle              $   32,096      $   30,067
     Cumulative effect of change in accounting
         principle (net of income taxes of $584)              --           1,130
--------------------------------------------------------------------------------
     Net income                                       $   32,096      $   31,197
--------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                 32,810          32,447
--------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                             445             428
--------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                  33,255          32,875
--------------------------------------------------------------------------------
Basic earnings per share
     Before cumulative effect of change in
          accounting principle                        $     0.98      $     0.93
     Cumulative effect of change in
          accounting principle                                --            0.03
--------------------------------------------------------------------------------
Basic earnings per share                              $     0.98      $     0.96
================================================================================

Diluted earnings per share
     Before cumulative effect of change in            $     0.97      $     0.92
          accounting principle
     Cumulative effect of change in
          accounting principle                                --            0.03
--------------------------------------------------------------------------------
Diluted earnings per share                            $     0.97      $     0.95
================================================================================

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

The advisory fee-based segment includes private client advisory services, asset management, mutual fund, corporate trust and corporate retirement plan services to individuals and corporations in the United States and more than 50 other countries. Private client advisory service activities include investment management, trust services, private banking, estate settlement, financial planning and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate trust activities include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies and corporate management services.

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

Financial data by segment for March 31, 2002 vs March 31, 2001 is as follows:
-----------------------------------------------------------------------------

                                                           Banking          Fee-Based
Year-to-Date March 31, 2002 (in thousands)                 Business         Business            Totals
--------------------------------------------------------------------------------------------------------
Net interest income                                      $    56,078       $     9,100       $    65,178
Provision for loan losses                                     (5,146)             (149)           (5,295)
--------------------------------------------------------------------------------------------------------
Net interest income after provision                           50,932             8,951            59,883
Total advisory fees:
     Private client advisory services                          1,587            28,821            30,408
     Corporate financial services                                784            13,675            14,459
     Affiliate managers                                           --             7,870             7,870
     Amortization of other intangibles                            --               (82)              (82)
Other operating income                                        11,401               615            12,016
--------------------------------------------------------------------------------------------------------
Net interest and other income                                 64,704            59,850           124,554
Other expense                                                (37,660)          (37,620)          (75,280)
--------------------------------------------------------------------------------------------------------
Segment profit from operations                                27,044            22,230            49,274
--------------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    27,044       $    22,230       $    49,274
========================================================================================================
Depreciation and amortization                            $     3,478       $     2,979       $     6,457
Investment in equity method investees                             --           226,126           226,126
Segment average assets                                     6,242,005         1,133,757         7,375,762

Year-to-Date March 31, 2001 (in thousands)
--------------------------------------------------------------------------------------------------------
Net interest income                                      $    54,476       $     7,725       $    62,201
Provision for loan losses                                     (4,883)             (367)           (5,250)
--------------------------------------------------------------------------------------------------------
Net interest income after provision                           49,593             7,358            56,951
Total advisory fees:
     Private client advisory services                          1,225            25,218            26,443
     Corporate financial services                                360            11,911            12,271
     Affiliate managers                                           --             6,176             6,176
     Amortization of other intangibles and goodwill               --            (2,001)           (2,001)
Other operating income                                        11,566             1,511            13,077
Securities gains                                                 569               142               711
--------------------------------------------------------------------------------------------------------
Net interest and other income                                 63,313            50,315           113,628
Other expense                                                (35,963)          (32,101)          (68,064)
--------------------------------------------------------------------------------------------------------
Segment profit from operations                                27,350            18,214            45,564
--------------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    27,350       $    18,214       $    45,564
========================================================================================================

Depreciation and amortization                            $     3,108       $     3,776       $     6,884
Investment in equity method investees                             --           221,195           221,195
Segment average assets                                     5,785,309         1,434,934         7,220,243

Note 5 - Accounting Pronouncements

Asset Retirement Obligations
----------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

Impairment or Disposal of Long-Lived Assets
-------------------------------------------

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

Note 6 - Derivative and Hedging Activities

The Corporation previously entered into interest rate swap and interest rate floor contracts in managing interest rate risk to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans.

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

Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing the hedge's effectiveness and are recorded to "Other Operating Income" in the Consolidated Statements of Income. Changes in the fair value that are determined to be ineffective are also recorded to "Other Operating Income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "Other Comprehensive Income" in the Consolidated Statements of Condition. For the first quarter of 2002, approximately $72,000 of gains in "Accumulated Other Comprehensive Income" were reclassified to earnings. During the 12 months ending March 31, 2003, approximately $307,000 of gains in "Accumulated Other Comprehensive Income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.


Note 7 - Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets at March 31, 2002 is as follows:

                                          -----------------------------------------------
                                                                     As of March 31, 2002
                                          -----------------------------------------------
                                          Gross carrying     Accumulated     Net carrying
(in thousands)                                    amount    amortization           amount
-----------------------------------------------------------------------------------------
Goodwill (nonamortizing)                     $251,360           29,391         $221,969
                                             ==========================================
Other intangibles
Amortizing:
    Purchased mortgage servicing rights      $  4,915         $  2,612         $  2,303
    Customer lists                              7,904            1,900            6,004
    Acquisition costs                           1,635            1,218              417
    Other intangibles                             479              367              112
Nonamortizing
     Other intangible assets                    2,714               --            2,714
                                             ------------------------------------------
Total other intangibles                      $ 17,647         $  6,097         $ 11,550
                                             ==========================================

Amortization expense of other intangible assets for the three months ended March 31, 2002 is as follows:

                                                      --------------------------
                                                      For the three months ended
(in thousands)                                                    March 31, 2002
--------------------------------------------------------------------------------
Amortization expense                                                      $  399

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in thousands)
--------------------------------------------------------------------------------
For the year ended December 31, 2003                                      $1,385
For the year ended December 31, 2004                                       1,124
For the year ended December 31, 2005                                         517
For the year ended December 31, 2006                                         433
For the year ended December 31, 2007                                         422



The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                   ----------------------------------------
                                   Banking        Fee-Based
(in thousands)                     Business       Business          Total
-------------------------------------------------------------------------
Balance as of January 1, 2002      $   3,752      $ 209,099       $ 212,851
Goodwill acquired                         --          9,694           9,694
Impairment loss                           --           (576)           (576)
                                   ----------------------------------------
Balance as of March 31, 2002       $   3,752      $ 218,217       $ 221,969
                                   ========================================

The goodwill acquired above includes $7.3 million recorded on the acquisition of Balentine Holdings, Inc. and $2.0 million recorded on the Corporation's investment in Camden Partners Holdings, LLC.


During the first quarter of 2002, a goodwill impairment loss of $575,582 was recognized due to underperformance of an equity investment. This loss is recorded in the "Other operating expense" line of the Corporation's Consolidated Statements of Income and is not considered to be a transitional impairment as of January 1, 2002, the date of the Corporation's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other intangible assets acquired in the first three months of 2002 are as follows:

                                          -----------------------------------------
                                                                   Weighted average
                                            Amount      Residual       amortization
(in thousands)                            assigned         value    period in years
-----------------------------------------------------------------------------------
Purchased mortgage servicing rights      $     372            --                  7
Customer lists                               3,108            --                 20
Other intangibles                            1,650            --                 --
                                         -----------------------
Total                                    $   5,130            --
                                         =======================

The following table sets forth the computation of basic and diluted earnings per share adjusted for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets":

                                              --------------------------
                                              For the three months ended
                                                                March 31,
                                              --------------------------
(in thousands, except per share amounts)            2002            2001
------------------------------------------------------------------------
Reported net income                           $   32,096      $   31,197
Add back: goodwill amortization                       --           2,094
Tax effect                                            --            (712)
                                              --------------------------
Adjusted net income                           $   32,096      $   32,579
                                              ==========================

Basic earnings per share
Reported net income                           $     0.98      $     0.96
Goodwill amortization                                 --            0.04
                                              --------------------------
Adjusted basic earnings per share             $     0.98      $     1.00
                                              ==========================


Diluted earnings per share
Reported net income                           $     0.97      $     0.95
Goodwill amortization                                 --            0.04
                                              --------------------------
Adjusted diluted earnings per share           $     0.97      $     0.99
                                              ==========================

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Net income for the first quarter of 2002 was $32.1 million, or $0.98 per share, an increase of 3% over the $30.1 million, or $0.96 per share, reported for the first quarter of 2001. On a diluted basis, earnings per share were $0.97, compared to $0.95 reported for the first quarter of 2001. The 2001 results included a $1.1 million after-tax adjustment, or $0.03 per share, for the cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

These results reflect the Corporation's continued revenue growth even as the financial markets struggle to regain their March 2001 levels and with the ongoing market uncertainty. Revenues from our private client advisory services rose in the face of market declines, while corporate financial service fees continued to grow at double-digit rates and the loan portfolio reflected strong growth.

First quarter results reflect the consolidation of the operating results of Balentine Holdings, Inc., which was acquired on January 2, 2002, and the elimination of $1.9 million of goodwill amortization expense.

Combined assets under management at quarter-end reached $37.0 billion, with approximately two-thirds of those assets managed by the Corporation and the remainder managed by the its affiliate asset managers.

Improvement was realized in the major components of the Corporation's revenue as net interest income improved $3.0 million, or 5%, to $65.2 million, while noninterest revenues rose $8.0 million, or 14%, to $64.7 million.

The provision for loan losses was $5.3 million, unchanged from the first quarter of last year.

Operating expenses increased $7.2 million, or 11%, to $75.3 million and include the consolidation of the results of Balentine Holdings with the Corporation.

These results produced an annualized return on average stockholders' equity of 18.73% and a return on average assets of 1.76%. These ratios compare with 20.99% and 1.75%, respectively, for the first quarter of 2001.


STATEMENT OF CONDITION

Total assets at March 31, 2002 were $7.4 billion, down $98.0 million from year-end 2001 due to lower balances in cash, short-term investments and investment securities. Loan balances increased $49.8 million, partially offsetting these other declines in asset balances.

The investment portfolio at March 31, 2002 declined $67.5 million, or 5%, since year-end 2001 to $1.21 billion due to maturities, principal payments and sales.

The loan portfolio increased during the first quarter of 2002 $49.8 million, or 1%, to $5.54 billion. Real estate construction loans increased $44.4 million, or 11%, to $444.9 million, with approximately 78% of this growth in the Corporation's Delaware market. Commercial mortgage loans increased $8.0 million, or 1%, to $1.0 billion. Residential mortgage loans declined $42.7 million, or 5%, to $822.6 million, as $40.0 million of newly-originated fixed-rate mortgages were sold into the secondary markets. Consumer loans grew $43.0 million, or 3%, to $1.40 billion, as collateralized lending increased $46.3 million.

The reserve for loan losses at March 31, 2002 was $81.8 million, or 1.48% of period-end loans outstanding. This compares with $80.8 million, or 1.47% of period-end loans outstanding, at year-end 2001.

The adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" has modified the balance sheet presentation of these items from prior periods. Prior periods have been adjusted to conform to the presentation requirements of the new pronouncement. At March 31, 2002, goodwill was $221.9 million, an increase of $9.1 million, or 4%, over the restated $212.9 million reported for December 31, 2001. This increase was associated with the Corporation's investments in Camden Partners Holdings, LLC, a Baltimore-based private equity firm, and Balentine Holdings, an Atlanta-based investment counseling firm. Other intangibles, previously reported as a component of other assets, were $11.6 million at March 31, 2002, an increase of $4.9 million, or 72%, over the $6.7 million at December 31, 2001. This increase over year-end was attributable to costs associated with the aforementioned investments during the first quarter. Other intangibles include items such as acquired customer lists, acquisition costs, purchased mortgage servicing rights and other items, which will continue to be amortized under the new accounting pronouncement.

Accrued interest receivable at March 31, 2002 increased $5.9 million, or 15%, to $46.5 million. This increase over the $40.6 million reported at year-end 2001 was due to interest income recorded but not yet received on U.S. government bonds and notes that are included in the Corporation's investment portfolio.

Total deposits at March 31, 2002 were $5.42 billion, $171.8 million, or 3%, below the year-end amount of $5.59 billion. Declines in noninterest bearing demand account balances and certificates of deposit $100,000 and over were primarily responsible for this decline. Noninterest-bearing demand account balances at March 31, 2002 were $807.4 million, $450.9 million, or 36%, below the year-end balance of $1.26 billion. Money market account balances, however, were up $409.6 million, or 30%, to $1.77 billion. Certificates of deposit $100,000 and over declined $127.1 million, or 8%, to $1.54 billion, as the Corporation shifted its funding to lower cost federal funds purchased.

Short-term borrowings at March 31, 2002 were $1.0 billion, an increase of $46.6 million, or 5%, over the $956.6 million at December 31, 2001. Federal funds purchased and securities sold under agreements to repurchase at quarter-end were $949.3 million, a $121.0 million, or 15%, increase over the $828.3 million at year-end 2001. U.S. Treasury demand balances declined $67.5 million, or 71%, from the year-end level of $94.9 million.

Stockholders' equity at March 31, 2002 was $700.5 million, a $17.9 million, or 3%, increase over the $682.6 million at year-end 2001. Earnings of $32.1 million and $13.1 million of stock issued were partially offset by cash dividends of $15.8 million, treasury stock acquisitions of $7.5 million and a $4.0 million decline, net of tax, in the market value of securities held for sale.


NET INTEREST INCOME

Net interest income is the difference between interest income received on earning assets, such as loans and investment securities, and interest expense paid on liabilities, such as deposits and short-term borrowings. Movements in interest rates and the relative levels of earning assets and interest-bearing liabilities held by the Corporation affect its net interest margin and the resulting net interest income. The net interest margin is determined by dividing fully tax-equivalent (FTE) net interest income by average total earning assets.

The Corporation's net interest income for the first quarter of 2002, on an FTE basis, was $66.5 million, an increase of $2.6 million, or 4%, over the first quarter of 2001. The Corporation's net interest margin for the quarter was 3.97%, an increase of 12 basis points over the 3.85% reported for the first quarter of last year. The Federal Reserve Board lowered short-term interest rates 11 times during 2001, reducing the discount rate to 1.25%, 475 basis points below the 6.00% at which it began the year. These rate reductions have caused both interest revenue and interest expense to decline.

Interest revenue (FTE) for the first quarter of 2002 totaled $97.6 million, a decrease of $31.8 million, or 25%, from the $129.4 million reported for the first quarter of 2001. Interest revenue declined $34.7 million as the average rate earned on the Corporation's assets fell 199 basis points to 5.83%, while interest revenues increased $2.8 million due to a $71.2 million increase in the average level of earning assets to $6.7 billion. The Corporation's average prime lending rate (the rate at which banks lend to their most creditworthy customers) was 4.75%, 390 basis points below the 8.65% for the first quarter of 2001.

Interest expense for the first quarter of 2002 was $31.1 million, a decrease of $34.5 million, or 53%, from the $65.6 million for the first quarter of 2001. Interest expense declined $33.1 million as the average rate the Corporation paid on its interest-bearing liabilities fell 249 basis points to 2.20%. The aforementioned reductions in the discount rate by the Federal Reserve Board were responsible for this decrease. Interest expense declined an additional $1.4 million due to a $59.9 million decrease in the average level of interest-bearing liabilities to $5.67 billion. The average discount rate (the rate at which the Federal Reserve Banks lend money to their member banks) was 1.25%, compared with a corresponding average rate for the first quarter of 2001 of 5.11%. The following two tables present comparative net interest income data and a rate-volume analysis of changes in net interest income for the first quarters of 2002 and 2001, respectively.

QUARTERLY ANALYSIS OF EARNINGS


                                                       2002 First Quarter                          2001 First Quarter
                                            -----------------------------------------  ---------------------------------------
(in thousands; rates on                         Average      Income/      Average           Average        Income/    Average
 tax-equivalent basis)                          balance      expense         rate           balance        expense       rate
------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Federal funds sold and
    securities purchased under
    agreements to resell                    $    15,091    $     112         2.97%      $    17,075      $     246       5.76%


  U.S. Treasury and government agencies         749,269        8,891         4.85           865,560         12,692       5.89
  State and municipal                            17,515          378         8.95            20,247            338       6.83
  Preferred stock                                80,394        1,749         8.35            95,491          2,127       8.23
  Asset-backed securities                       255,142        3,757         6.05           292,969          4,498       6.15
  Other                                         143,263        1,290         3.52           156,483          2,680       6.79
------------------------------------------------------------------------------------------------------------------------------
      Total investment securities             1,245,583       16,065         5.23         1,430,750         22,335       6.22
                                            ----------------------------------------------------------------------------------
  Commercial, financial and agricultural      1,811,611       22,935         5.07         1,612,482         32,941       8.18
  Real estate-construction                      421,034        5,327         5.06           396,462          8,759       8.85
  Mortgage-commercial                         1,020,595       16,624         6.52           992,384         21,257       8.57
  Mortgage-residential                          841,819       14,910         7.08           921,712         16,469       7.15
  Consumer                                    1,369,422       21,606         6.38         1,262,113         27,411       8.77
------------------------------------------------------------------------------------------------------------------------------
      Total loans                             5,464,481       81,402         5.98         5,185,153        106,837       8.27
                                            ----------------------------------------------------------------------------------
      Total earning assets                  $ 6,725,155       97,579         5.83       $ 6,632,978        129,418       7.82
                                            ==================================================================================

Funds supporting earning assets
  Savings                                   $   348,671          216         0.25       $   350,359          1,236       1.43
  Interest-bearing demand                     1,539,153        2,493         0.66         1,305,415          6,585       2.05
  Certificates under $100,000                   896,695        8,344         3.77           919,517         11,754       5.18
  Certificates $100,000 and over              1,751,245       11,494         2.63         1,837,922         27,857       6.06
------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits         4,535,764       22,547         2.00         4,413,213         47,432       4.32
                                            ----------------------------------------------------------------------------------
  Federal funds purchased and
    securities sold under
    agreements to repurchase                    918,163        5,694         2.48           993,973         14,877       5.99
  U.S. Treasury demand                           56,946          208         1.46            36,288            499       5.50
------------------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings               975,109        5,902         2.42         1,030,261         15,376       5.97

                                            ----------------------------------------------------------------------------------
  Long-term debt                                160,500        2,641         6.58           168,000          2,756       6.56
------------------------------------------------------------------------------------------------------------------------------

      Total interest-bearing Liabilities      5,671,373       31,090         2.20         5,611,474         65,564       4.69
                                            ----------------------------------------------------------------------------------
  Other noninterest funds                     1,053,782           --           --         1,021,504             --         --
------------------------------------------------------------------------------------------------------------------------------
      Total funds used to support
        earning assets                      $ 6,725,155       31,090         1.86       $ 6,632,978         65,564       3.97
                                            ==================================================================================
Net interest income/yield                                     66,489         3.97                           63,854       3.85
     Tax-equivalent adjustment                                (1,311)                                       (1,653)
                                                           ---------                                     ---------
Net interest income                                        $  65,178                                     $  62,201
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

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                --------------------------------------
                                                   For the three months ended March 31,
                                                --------------------------------------
                                                                             2002/2001
                                                                   Increase (Decrease)
                                                                      due to change in
                                                --------------------------------------
                                                       1              2
(in thousands)                                    Volume           Rate          Total
--------------------------------------------------------------------------------------
Interest income:
  Federal funds sold and
    securities purchased under
    agreements to resell                        $    (29)      $   (105)      $   (134)
                                                --------------------------------------

  U.S. Treasury and
    government agencies                           (1,889)        (1,912)        (3,801)
  State and municipal *                              (50)            90             40
  Preferred stock *                                 (404)            26           (378)
  Asset-backed securities                           (675)           (66)          (741)
  Other *                                           (192)        (1,198)        (1,390)
--------------------------------------------------------------------------------------
      Total investment securities                 (3,210)        (3,060)        (6,270)
                                                --------------------------------------
  Commercial, financial and agricultural *         4,016        (14,022)       (10,006)
  Real estate-construction                           536         (3,968)        (3,432)
  Mortgage-commercial *                              596         (5,229)        (4,633)
  Mortgage-residential                            (1,409)          (150)        (1,559)
  Consumer                                         2,321         (8,126)        (5,805)
--------------------------------------------------------------------------------------
      Total loans                                  6,060        (31,495)       (25,435)
--------------------------------------------------------------------------------------
      Total interest income                     $  2,821       $(34,660)      $(31,839)
                                                ======================================

Interest expense:
  Savings                                       $     (6)      $ (1,014)      $ (1,020)
  Interest-bearing demand                          1,181         (5,273)        (4,092)
  Certificates under $100,000                       (291)        (3,119)        (3,410)
  Certificates $100,000 and over                  (1,313)       (15,050)       (16,363)
--------------------------------------------------------------------------------------

      Total interest-bearing deposits               (429)       (24,456)       (24,885)
                                                --------------------------------------
  Federal funds purchased and
    securities sold under
    agreements to repurchase                      (1,135)        (8,048)        (9,183)
  U.S. Treasury demand                               284           (575)          (291)
--------------------------------------------------------------------------------------
      Total short-term borrowings                   (851)        (8,623)        (9,474)
                                                --------------------------------------
  Long-term debt                                    (121)             6           (115)
--------------------------------------------------------------------------------------
      Total interest expense                    ($ 1,401)      $(33,073)      $(34,474)
                                                ======================================
Changes in net interest income                                                $  2,635
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

NONINTEREST REVENUES AND OPERATING EXPENSES
-------------------------------------------

Advisory fees for the first quarter of 2002 were $52.7 million, an increase of $9.8 million, or 18%, over the $42.9 million reported for the first quarter of last year. Revenues from private client advisory fees rose in the face of market declines, and corporate financial service fees continued to grow at double-digit rates. The percentage of operating revenues derived from these fee-based businesses continued to increase, accounting for 49.8% of operating revenues for the first quarter of 2002 compared with 48.2% for the first quarter of 2001.

                                                                 % of                                  % of
                                                            Operating                             Operating
(in thousands)                     First Quarter 2002        Revenues     First Quarter 2001       Revenues
--------------                     ------------------        --------     ------------------       --------
Net interest income                            $65,178             50%               $62,201             52%

Fee income:
   Advisory fees                                52,737             41%                44,890             37%
   Service charges                               6,885              5%                 6,162              5%
   Other operating income                        5,131              4%                 6,915              6%
Total fee income                                64,753             50%                57,967             48%

Total operating revenues                      $129,931            100%              $120,168            100%
Affiliate manager other
  intangibles and goodwill
  amortization                                    (82)                               (2,001)
Securities gains / (losses)                          0                                   711
Net interest and other income
  before loan loss provision                  $129,849                              $118,878

Private client advisory fees for the quarter were $30.4 million, an increase of $4.0 million, or 15%, over the $26.4 million for the first quarter of last year. This increase in revenues occurred in the face of declines in the major market indices that ranged from 6% to 24% lower than the year-ago first quarter. The Dow Jones Industrial Average was down 6.6%, while the S&P 500 was down 14.9% and the Nasdaq Composite Index was down 24.06%. Approximately 70% of the private client advisory fees are tied to securities valuations.

Corporate financial services revenues for the quarter were $14.5 million, an increase of $2.2 million, or 18%, over the $12.3 million for the first quarter of last year. Revenues were $6.8 million from the corporate trust business, which includes capital markets and large equipment leasing trusts. This was an increase of $1.9 million, or 40%, over the $4.8 million for the first quarter of last year. The majority of corporate financial services revenue is generated on a fee-for-service basis. The remainder, approximately 24%, is tied to asset valuations.

Revenues from our affiliate asset managers reached $7.9 million, a $1.7 million, or 27%, increase over the $6.2 million for the first quarter of 2001. Several factors contributed to this increase. Fees from Cramer Rosenthal McGlynn were $1.7 million, or 94%, higher than for the first quarter of last year, as the strength of value-style investing generated strong appreciation in the portfolio. Fees from growth-style affiliate Roxbury Capital Management were $4.3 million, 1% below those for the first quarter of last year, from their year-ago levels, despite an increase in the Corporation's equity interest in the firm. These fees included certain annual performance-based fees associated principally with hedge fund activity that exceeded estimates. Market conditions continue to hamper the Corporation's ability to grow its assets under management.

Assets under management  (in billions)

                                 March 31, 2002     December 31, 2001     March 31, 2001
                                 --------------     -----------------     --------------
Wilmington Trust                          $25.0                 $24.6               $25.5
Roxbury Capital Management                 $6.9                  $7.7                $9.0
Cramer Rosenthal McGlynn                   $5.1                  $4.6                $3.6
      Totals                              $37.0                 $36.9               $38.1

Service charges on deposit accounts for the quarter were $6.9 million, a $723,000, or 12%, increase over the $6.2 million for the first quarter of 2001 due to increased rates.

Other operating income for the quarter was $846,000, $2.2 million, or 72%, below the $3.0 million for the first quarter of 2001. Year-ago income from asset dispositions included a $1.8 million gain on the disposition of real estate.

Operating expenses for the quarter were $75.3 million, an increase of $7.2 million, or 11%, over the $68.1 million for the first quarter of last year. Each category of expense includes expenses associated with the consolidation of the results of Balentine Holdings with the Corporation for the first quarter of 2002. Personnel expenses were $47.0 million, an increase of $4.1 million, or 10%, over the $42.9 million for the first quarter of a year ago. Salaries, incentives and bonuses of $38.6 million, an increase of 10%, contributed $3.5 million of this increase. Employment benefits expenses increased $627,000, or 8%, due to higher health insurance costs and pension expense. Net occupancy and furniture and equipment costs were $4.6 million and $6.6 million, respectively. These reflect the opening of new offices in Atlanta and Baltimore and the relocation of the Corporation's West Palm Beach office. Other operating expense for the quarter was $15.7 million, an increase of $1.5 million, or 10%, over the first quarter of last year. This increase included higher servicing and consulting expense. First quarter 2002 results also reflect the elimination of $1.9 million of goodwill amortization expense.

The provision for income taxes for the first quarter of 2002 was $17.1 million, a $1.6 million, or 11%, increase over the provision for the first quarter of last year. Federal income tax expense was $15.6 million, an increase of $827,000, or 6%, over the $14.8 million for the first quarter of a year ago. State income tax expense was $1.5 million, a increase of $220,000, or 17%. The Corporation's effective tax rate for the quarter was 34.8%, compared with 34.0% for the first quarter of 2001 due to an increase in pretax income.


LIQUIDITY
---------

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise from increases in demand for loans and other assets or from decreases in deposits or other funding sources. Liquidity management, therefore, contains both asset and liability components. The maturity and marketability of loans and investments provide liquidity, along with time deposits at other banks, federal funds sold and securities purchased under agreements to resell. Liquidity also results from the Corporation's internally generated capital, core deposits, large certificates of deposit, federal funds purchased, securities sold under agreements to repurchase and other credit facilities. In the first quarter of 2002, the proportion of funding provided by core deposits - demand deposits, interest-bearing demand deposits and certificates of deposit - was stable when compared to last year. Since average total assets were stable year-to-year, funding sources also were stable, with the relative proportions of core deposits and short-term borrowings (principally federal funds purchased and securities sold under agreements to repurchase) virtually unchanged. The Corporation is a guarantor of 57% - its ownership interest - of three obligations of its affiliate, Cramer Rosenthal McGlynn. The guaranty is for two lines of credit totaling $8 million, at LIBOR plus 2%, which expire December 8, 2002. The third credit facility is a $2 million amortizing term loan, at LIBOR plus 2%, the balance of which was $667,000 at March 31, 2002. Management continuously monitors the Corporation's existing and projected liquidity requirements. The Corporation believes that its acceptance in the national markets will permit it to obtain additional funding if the need arises in the future. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which provides an additional source of funds.

ASSET QUALITY AND LOAN LOSS PROVISION
-------------------------------------

The Corporation's provision for loan losses for the first quarter was $5.3 million. This was unchanged from the amount provided for the first quarter of 2001. The reserve for loan losses at March 31, 2002 was $81.8 million, an increase of $1.0 million, or 1%, over the $80.8 million at December 31, 2001. The reserve at quarter-end as a percentage of loans outstanding was 1.48%, an increase of one basis point over the 1.47% reported at year-end 2001. Net chargeoffs for the quarter were $4.3 million, an increase of $149,000, or 4%, over the $4.1 million reported for the first quarter of 2001. Loans past due 90 days or more, nonaccrual loans and restructured loans at March 31, 2002 totaled $41.3 million. This represented a decrease of $10.6 million, or 20%, from the $51.9 million reported at year-end 2001. Loans past due 90 days or more at quarter-end totaled $7.0 million, down $6.5 million, or 48%, from year-end 2001. Nonaccrual loans at quarter-end were $33.9 million, $4.1 million, or 11%, below the $38.0 million of nonaccrual loans at year-end 2001. At March 31, 2002, $369,000 of loans were classified as restructured, compared with $375,000 of loans at year-end 2001. Other real estate owned (OREO) at quarter-end was $504,000, up $106,000, or 27%, over the $398,000 at year-end 2001. The overall level of nonperforming loans at the end of the first quarter of 2002 decreased $4.0 million, or 10%, to $34.4 million.

The following table presents risk elements in the Corporation's loan portfolio:

(in thousands)                       March 31, 2002     December 31, 2001    March 31, 2001
--------------                       --------------     -----------------    --------------
Nonaccruing loans                           $33,932               $38,016           $40,015
Past due 90 days or more                      6,981                13,524             8,476
    Total                                   $40,913               $51,540           $48,491

Percent of loans at period-end                 .75%                  .94%              .94%
Other real estate owned                        $504                  $398              $578

Continued slow economic conditions or any further deterioration in markets the Corporation serves may further impair the ability of some borrowers to repay their loans in full on a timely basis. In that event, management would expect increased levels of nonperforming assets, credit losses and provisions for loan losses. To minimize the likelihood and impact of such conditions, management continually monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industries. An integral part of this process is a regular analysis of all past due loans. At March 31, 2002, loans past due 90 days or more totaled $7.0 million, approximately 58% of which were in the Corporation's commercial loan portfolio, 27% of which were in the residential mortgage loan portfolio and 15% of which were in the consumer loan portfolio. The corresponding ratios at December 31, 2001 were 68%, 23% and 9%, respectively. As a result of the Corporation's ongoing monitoring of its loan portfolios, at March 31, 2002, management identified approximately $64.6 million of loans about which serious doubt exists as to the borrowers' ability to continue to repay their loans on a timely basis. These loans are either currently performing in accordance with their terms or are less than 90 days past due. This compares with the $60.6 million of loans at year-end 2001 about which the Corporation had serious doubt.

In light of the current levels of past due, non-accrual and problem loans, management believes that the Corporation's reserve for loan losses is a reasonable estimate of the known and inherent losses in the loan portfolio. The Corporation's loan loss reserve methodology is sound and has provided an appropriate level of reserve adequacy over an extended period of time. The Corporation's reserve is reflective of estimated credit losses for specifically identified and estimated probable losses inherent in the remainder of the portfolio based on loan type and risk rating classification. The methodology includes an analysis of the business climate and the estimated effect on credit losses, which is the basis for an unallocated portion of the reserve assessment. The business climate includes shifts in current market conditions, loan growth in the Corporation's expansion markets, the average loan size and complexity within the portfolio, trends in delinquent payment performance, the direction of risk rating migration within the portfolio, the level of serious doubt loans, the impact of litigation and trends in bankruptcy filings. The unallocated and allocated portions of the reserve are reassessed quarterly during the regular application of the reserve methodology. At March 31, 2002, approximately $6.3 million, or 8%, of the reserve for loan losses was unallocated. This amount was unchanged from the amount of the reserve that was unallocated at year-end 2001. Loan growth has been addressed through the allocation of reserves to the new loans within the parameters of the reserve methodology. While the serious doubt level has risen, delinquency trends have declined from year-end. The percentage of loans carrying a pass rating remained high, at 95%.

CAPITAL RESOURCES
-----------------

Management continues to review the Corporation's capital position and make adjustments as needed to assure that the Corporation's capital base is sufficient to satisfy existing and impending regulatory requirements, as well as to meet appropriate standards of safety and provide for future growth. The Corporation's capital increased in the first quarter of 2002 due primarily to increased earnings and the issuance of shares in the acquisition of Balentine Holdings. The Corporation's annualized capital generation rate for the first quarter was 9.6%, a decrease from the 10.75% reported for 2001. First quarter earnings for 2002 of $32.1 million, net of $15.7 million in cash dividends, added $16.4 million to the Corporation's capital. An additional $8.8 million was provided by the issuance of shares in the acquisition of Balentine Holdings. The decline in the market value of the Corporation's available-for-sale investment portfolio reduced equity by $4.0 million, while the acquisition of treasury stock reduced equity further by $7.5 million.

The Federal Reserve Board's risk-based capital guidelines establish the minimum levels of capital for a bank holding company. The guidelines are intended to reflect the varying degrees of risk associated with different balance sheet and off-balance-sheet items. The Corporation has reviewed its balance sheet and off-balance-sheet items and calculated its capital position under the risk-based capital guidelines. At March 31, 2002, the Corporation's total risk-based capital ratio was 11.18%, compared with 11.16% reported at year-end 2001. The Corporation's Tier 1 risk-based capital ratio at that date was 7.83%, compared with 7.78% reported at year-end 2001, and its Tier 1 leverage capital ratio was 6.50%, compared with 6.49% reported at year-end 2001. Each of these ratios exceeded the minimum levels required for adequately capitalized institutions of 8%, 4% and 4%, respectively, as well as the levels required for well-capitalized institutions of 10%, 6% and 5%, respectively.

In April 2002, the Corporation's Board of Directors increased the quarterly dividend to $0.51 per share. This marked the twenty-first consecutive year of increased cash dividends. In addition, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on June 17, 2002 to stockholders of record on June 3, 2002.

In April 2002, the Corporation's Board of Directors also authorized a new 4,000,000-share buyback program that will commence at the completion of its current program, which has 158,739 shares remaining. At March 31, 2002, 3,841,261 shares had been bought under the current program at a cost of $190.7 million.

INFLATION
---------

The Corporation's asset and liability structure is substantially different from that of an industrial company, since virtually all assets and liabilities of a financial institution are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a bank holding company's performance. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The impact of inflation on a bank holding company's financial performance, therefore, is indeterminable.

OTHER INFORMATION
-----------------

On April 23, 2002, the Corporation acquired SPV Management Limited, a leading European supplier of management services that support structured finance and asset securitization transactions. Headquartered in London, SPV Management has offices in Dublin and Milan, and provides services to companies in Luxembourg and the Netherlands. The acquisition is expected to complement the Corporation's specialized corporate financial services and strengthen its ability to serve its international client base.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net interest income is an important determinant of the Corporation's financial performance. Through management of its interest rate sensitivity exposure, the Corporation seeks to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model generally employs interest rate scenarios in which interest rates gradually move up or down 250 basis points over one year. As of March 31, 2002, the declining rate scenario would gradually move down 175 basis points until the federal funds rate equals zero. This change ensures that negative rates are not created within the simulation model. The rising rate scenario remains unchanged and would gradually increase 250 basis points. The simulation model projects, as of March 31, 2002, that a gradual 250 basis point increase in market interest rates would increase net interest income by 3.5% over a one-year period. This compares to an increase of 2.57% as measured at March 31, 2001. If interest rates were to decrease gradually 175 basis points, the simulation model projects, as of March 31, 2002, that net interest income would decrease 5.38% over a one-year period. This compares to a decrease of 5.18% the simulation projected would occur on a gradual 250-basis-point decline in market interest rates as measured at March 31, 2001. The movement in the rate sensitivity measurements over the past year has been driven by several changes. The relative proportion of fixed-rate and floating-rate assets has shifted, as loans matured or were repaid and mortgages sold, while new loans were originated that had a floating interest rate. In addition, the change in the absolute level of short-term interest rates affects the simulation results. For example, the rates currently offered on retail deposits are at historically low levels. This means that they are unlikely to adjust given any additional rate declines. The Corporation's objective is to keep any interest rate imbalance from reducing net interest income by 10% or more within a one-year period, as projected by its simulation model. If it is determined that a course of action is necessary based on the simulation model, strategies will be developed and presented to the Corporation's Board of Directors.

The preceding paragraph contains certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions that the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the prepayment of residential mortgages, asset-backed securities and collateralized mortgage obligations play a significant role in the results the simulation model projects. Rate and prepayment assumptions used in the Bank's simulation model differ for both assets and liabilities in rising as compared to declining interest rate environments. Nevertheless, these assumptions are inherently uncertain and, as a result, the simulation model cannot predict precisely the impact of changes in interest rates on net interest income. Management reviews the Corporation's exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust its sensitivity. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities, changing the number and maturity of funding sources and asset securitizations and utilizing derivative contracts such as interest rate swaps and interest rate floors.

Part II. Other Information

         Item 1 - Legal Proceedings

                  Not Applicable

         Item 2 - Change In Securities and Use of Proceeds

                  On January 2, 2002, the Corporation issued to a total of nine individuals 141,496 shares of its common stock as the initial installment of the purchase price for Balentine Holdings. Additional installments will be payable in 2004, 2005, 2006 and 2007. These shares were issued in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, and their resale has subsequently been registered on Form S-3 filed with the Securities and Exchange Commission effective January 14, 2002.

                  On February 11, 2002, the Corporation issued to a total of 13 individuals not full-time employees of the Corporation non-statutory stock options to acquire a total of 23,500 shares of its stock at an exercise price of $65.97 per share. These options are first exercisable three years after grant and terminate ten years after grant, and were issued under the Corporation's 1999 Long-Term Incentive Plan in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933. The proceeds from the exercise of these options will be used for general corporate purposes. The shares underlying the options are anticipated to be registered on Form S-3 to be filed with the Securities and Exchange Commission.

         Item 3 - Defaults Upon Senior Securities

                  Not Applicable

         Item 4 - Submission of Matters to a Vote of Security Holders

                  At the Corporation's Annual Shareholders' Meeting held on April 18, 2002 (the "Annual Meeting"), the nominees for directors of the Corporation proposed were elected. The votes cast for those nominees were as follows:

                                                    For              Withheld
                                                    ---              --------
                  Carolyn S. Burger              26,759,035           447,818
                  Robert V. A. Harra, Jr.        27,089,967           116,886
                  Rex L. Mears                   26,942,936           263,917
                  Robert W. Tunnell, Jr.         27,058,287           148,566

                  In addition, at the Annual Meeting, the Corporation's shareholders approved the Corporation's 2002 Long-Term Incentive Plan. That plan, designed primarily to assist the Corporation in attracting and retaining highly competent officers, other key employees and directors, is for a term of three years and authorizes the issuance of up to 2,000,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:


                     For         Against     Abstain    Broker Non-Vote
                     ---         -------     -------    ---------------
                  20,208,078    2,262,800    254,220        4,481,755

         Item 5 - Other Information

                  Not Applicable

         Item 6 - Exhibits and Reports on Form 8-K

                  The Corporation filed a report on Form 8-K on April 25, 2002 reporting certain developments under Item 5.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 2002                    /s/ David R. Gibson
                                        ---------------------------------------
                                        Name:    David R. Gibson
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer

                                                 (Authorized Officer and
                                                 Principal Financial Officer)