Form 10-Q
period 2002-06-30
WILMINGTON TRUST CORP
filed 2002-08-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From           to
                                        --------     -------

         Commission File Number:  1-14659

                          WILMINGTON TRUST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 51-0328154
   --------------------------------      ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
    -------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

                                 (302) 651-1000
              ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 2002 - 65,674,519 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                          Page
                                                                                          -----
Part I.    Financial Information

           Item 1 - Financial Statements (unaudited)

                    Consolidated Statements of Condition                                    1
                    Consolidated Statements of Income                                       3
                    Consolidated Statements of Cash Flows                                   5
                    Notes to Consolidated Financial Statements                              7

           Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              16

           Item 3 - Quantitative and Qualitative Disclosures About Market Risk             29

Part II.   Other Information

           Item 1 - Legal Proceedings                                                      31
           Item 2 - Changes in Securities and Use of Proceeds                              31
           Item 3 - Defaults Upon Senior Securities                                        31
           Item 4 - Submission of Matters to a Vote of Security Holders                    31
           Item 5 - Other Information                                                      32
           Item 6 - Exhibits and Reports on Form 8-K                                       32

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                                               -----------------------------------
                                                                                        June 30,      December 31,
(in thousands)                                                                              2002              2001
------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                 $184,706          $210,104
                                                                                      ----------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                        302,630           104,999
                                                                                      ----------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                             739,867           759,382
       Obligations of state and political subdivisions                                    12,978            12,970
       Other securities                                                                  511,602           492,496
------------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                            1,264,447         1,264,848
                                                                                      ----------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                              10,299            10,593
       Obligations of state and political subdivisions                                     4,486             4,921
       Other securities                                                                      913               938
------------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $16,257 and $17,086, respectively)                                        15,698            16,452
                                                                               -----------------------------------
Loans:
       Commercial, financial and agricultural                                          2,018,553         1,861,727
       Real estate-construction                                                          464,377           400,534
       Mortgage-commercial                                                               995,260         1,009,442
       Mortgage-residential                                                              783,239           865,305
       Consumer                                                                        1,481,772         1,351,825
       Unearned income                                                                     (571)             (874)
------------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                        5,742,630         5,487,959
       Reserve for loan losses                                                          (86,619)          (80,784)
------------------------------------------------------------------------------------------------------------------
             Net loans                                                                 5,656,011         5,407,175
                                                                                      ----------------------------
Premises and equipment, net                                                              137,478           140,224
Goodwill, net of accumulated amortization
       of  $29,391 in 2002 and 2001                                                      232,570           212,851
Other intangible assets, net of accumulated amortization
       of  $6,534 in 2002 and $5,698 in 2001                                              11,411             6,819
Accrued interest receivable                                                               38,431            40,558
Other assets                                                                             109,600           114,432
------------------------------------------------------------------------------------------------------------------
             Total assets                                                             $7,952,982        $7,518,462
                                                                                     =============================

                                                                                      ----------------------------
                                                                                        June 30,      December 31,
(in thousands)                                                                              2002              2001
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                     $  897,010        $1,258,322
       Interest-bearing:
             Savings                                                                     362,729           356,182
             Interest-bearing demand                                                   1,865,857         1,410,280
             Certificates under $100,000                                                 882,419           900,059
             Certificates $100,000 and over                                            2,047,514         1,665,942
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                            6,055,529         5,590,785
                                                                                      ----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                              809,777           828,261
       U.S. Treasury demand                                                               64,520            94,871
       Line of credit                                                                     26,600            33,500
------------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                                 900,897           956,632
                                                                                      ----------------------------
Accrued interest payable                                                                  33,760            34,540
Other liabilities                                                                         77,630            93,475
Long-term debt                                                                           160,500           160,500
-------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                         7,228,316         6,835,932
                                                                                      ----------------------------
Minority interest                                                                            142                --
                                                                                      ----------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346*                                       78,528            39,264
       Capital surplus                                                                    47,986            78,190
       Retained earnings                                                                 850,852           817,017
       Accumulated other comprehensive income                                             13,380            10,078
-------------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                             990,746           944,549
       Less:  Treasury stock, at cost, 12,853,827* and
                   13,127,912* shares, respectively                                    (266,222)         (262,019)
-------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                  724,524           682,530
                                                                                      ----------------------------
             Total liabilities and stockholders' equity                               $7,952,982        $7,518,462
                                                                                      ============================

*Revised to reflect the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                    --------------------------------------------------------------
                                                        For the three months ended        For the six months ended
                                                                          June 30,                        June 30,
                                                    --------------------------------------------------------------
(in thousands; except per share data)                         2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                               $  84,372      $  100,874      $  165,120      $  206,812
Interest and dividends on investment securities:
     Taxable interest                                       13,334          17,852          27,054          37,204
     Tax-exempt interest                                       246           1,124             493           1,353
     Dividends                                               1,476           1,745           2,917           3,745
Interest on federal funds sold and securities
     purchased under agreements to resell                      108             239             220             485
------------------------------------------------------------------------------------------------------------------
     Total interest income                                  99,536         121,834         195,804         249,599
                                                        ----------------------------------------------------------
Interest on deposits                                        21,858          40,381          44,405          87,813
Interest on short-term borrowings                            4,460          13,684          10,362          29,060
Interest on long-term debt                                   2,648           2,763           5,289           5,519
------------------------------------------------------------------------------------------------------------------
     Total interest expense                                 28,966          56,828          60,056         122,392
                                                        ----------------------------------------------------------
Net interest income                                         70,570          65,006         135,748         127,207
Provision for loan losses                                  (6,062)         (4,700)        (11,357)         (9,950)
------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                   64,508          60,306         124,391         117,257
                                                        ----------------------------------------------------------
OTHER INCOME
Advisory fees                                               51,241          43,156         103,896          86,045
Service charges on deposit accounts                          7,397           6,867          14,282          13,029
Loan fees and late charges                                   1,632           1,768           3,497           3,318
Card fees                                                    2,728           2,602           5,148           4,947
Securities gains                                                --              71              --             782
Other operating income                                       1,341             412           2,187           3,432
------------------------------------------------------------------------------------------------------------------
     Total other income                                     64,339          54,876         129,010         111,553
                                                        ----------------------------------------------------------
     Net interest and other income                         128,847         115,182         253,401         228,810
                                                        ----------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                            44,567          40,349          91,541          83,242
Net occupancy                                                4,776           4,322           9,415           8,085
Furniture and equipment                                      6,772           5,729          13,360          11,458
Stationery and supplies                                      1,386           1,268           2,790           2,686
Advertising and contributions                                2,977           2,847           4,633           4,328

Servicing and consulting fees                                2,899           2,377           5,523           4,466
Travel, entertainment and training                           2,089           1,569           3,548           2,950
Originating and processing fees                              2,013           1,745           3,558           3,331
Other operating expense                                      8,375           7,928          16,766          15,652
------------------------------------------------------------------------------------------------------------------
     Total other expense                                    75,854          68,134         151,134         136,198
                                                        ----------------------------------------------------------
NET INCOME
     Income before income taxes, minority
         interest and cumulative effect of change
         in accounting principle                            52,993          47,048         102,267          92,612
Income tax expense                                          18,613          16,066          35,732          31,563
------------------------------------------------------------------------------------------------------------------
     Net income before minority interest and
         cumulative effect of change in
         accounting principle                               34,380          30,982          66,535          61,049
Minority interest                                            (143)              --           (202)              --
------------------------------------------------------------------------------------------------------------------
     Net income before cumulative effect of
         change in accounting principle                     34,237          30,982          66,333          61,049
Cumulative effect of change in accounting
     principle (net of income taxes of $584)                    --              --              --           1,130
------------------------------------------------------------------------------------------------------------------
     Net income                                          $  34,237       $  30,982       $  66,333       $  62,179
                                                       ===========================================================
Net income per share - basic:
     Before cumulative effect of change in
         accounting principle                            $    0.52       $   0.48*        $   1.01       $    0.94*
     Cumulative effect of change in
         accounting principle                                   --              --              --            0.02*
------------------------------------------------------------------------------------------------------------------
     Net income per share - basic                        $    0.52       $   0.48*        $   1.01       $    0.96*
                                                       ===========================================================
Net income per share - diluted:
     Before cumulative effect of change in
         accounting principle                                 0.52           0.47*        $   1.00       $    0.92*
     Cumulative effect of change in
         accounting principle                                   --              --              --            0.02*
------------------------------------------------------------------------------------------------------------------
     Net income per share - diluted                      $    0.52       $   0.47*        $   1.00       $    0.94*
                                                       ===========================================================
     Weighted average shares outstanding:
          basic                                             65,635         65,063*          65,627          64,979*
          diluted                                           66,381         65,908*          66,445          65,830*

*Revised to reflect the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                               -----------------------------------
                                                                                         For the six months ended
                                                                                                          June 30,
(in thousands)                                                                              2002              2001
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                        $  66,333         $  62,179
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                11,357             9,950
                 Provision for depreciation                                               10,905             8,864
                 Minority interest in net income                                             142                --
                 Compensation expense - nonemployee stock options                             60                --
                 Amortization of investment securities available for sale
                        discounts and premiums                                             8,406             3,633
                 Amortization of investment securities held to maturity
                        discounts and premiums                                                 5                 3
                 Deferred income taxes                                                        12                10
                 Gross proceeds from sales of loans                                       70,571            40,578
                 Gains on sales of loans                                                    (983)             (355)
                 Securities gains                                                             --              (782)
                 Decrease in other assets                                                    798            13,629
                 Increase/(decrease) in other liabilities                                (17,356)          (14,143)
------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                         150,250           123,566
                                                                                      ----------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                         685            15,233
     Proceeds from maturities of investment securities available for sale                384,409           196,149
     Proceeds from maturities of investment securities held to maturity                      849             2,854
     Purchases of investment securities available for sale                             (387,935)          (25,563)
     Purchases of investment securities held to maturity                                   (100)                --
     Investments in affiliates                                                           (3,058)           (5,837)
     Cash paid for purchase of subsidiary                                                (6,356)                --
     Purchases of loans                                                                  (2,989)           (6,902)
     Net (increase)/decrease in loans                                                  (326,792)         (113,887)
     Net increase in premises and equipment                                              (8,159)          (15,320)
------------------------------------------------------------------------------------------------------------------
                        Net cash (used for)/provided by investing activities           (349,446)            46,727
                                                                                      ----------------------------
FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and interest-bearing
            demand deposits                                                              100,812           (25,543)
     Net increase/(decrease) in certificates of deposit                                  363,932          (168,049)
     Net (decrease)/increase in federal funds purchased and securities sold
            under agreements to repurchase                                               (18,484)          193,365

     Net (decrease)/increase in U.S. Treasury demand                                    (30,351)            40,325
     Net decrease in line of credit                                                      (6,900)                --
     Cash dividends                                                                     (32,498)          (30,189)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                     9,100             8,853
     Payments for common stock acquired through buybacks                                (14,207)           (1,590)
------------------------------------------------------------------------------------------------------------------
                        Net cash used for financing activities                           371,404            17,172
                                                                                      ----------------------------
     Effect of foreign currency translation on cash                                           25                --
                                                                                      ----------------------------
     Decrease in cash and cash equivalents                                               172,233           187,465
     Cash and cash equivalents at beginning of period                                    315,103           273,994
------------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                   $  487,336        $  461,459
                                                                                      ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                  $   60,836        $  112,999
            Taxes                                                                         35,480            35,552
     Loans transferred during the period:
            To other real estate owned                                                       178        $       70
            From other real estate owned                                                     286               296
     Common stock issued for purchase of subsidiary                                   $    8,836        $       --

     See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Accounting and Reporting Policies

         The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. ("WTI"), Rodney Square Management Corporation and Wilmington Trust (UK) Limited, conform to accounting principles generally accepted in the United States of America and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2001.

Note 2 - Comprehensive Income
The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                               ------------------------------
                                                                                     For the six months ended
                                                                                                     June 30,
                                                                               ------------------------------
(in thousands)                                                                           2002            2001
-------------------------------------------------------------------------------------------------------------
Net income                                                                          $  66,333       $  62,179
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                                     3,305          12,838
Reclassification adjustment for securities gains included in net income                    --           (500)
Net unrealized holding gains arising during the period on derivatives
     used for cash flow hedge                                                              --             902
Reclassification adjustment for derivative gains included in net income                  (88)              --
Foreign currency translation adjustments                                                   85              --
                                                                                    -------------------------
Total comprehensive income                                                          $  69,635       $  75,419
                                                                                    =========================

Note 3  - Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share:

                                                    --------------------------------------------------------------
                                                        For the three months ended     For the six months ended
                                                                            June 30,                     June 30,
                                                    --------------------------------------------------------------
(in thousands; except per share data)                         2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income before cumulative effect of
          change in accounting principle                 $  34,237       $  30,982       $  66,333       $  61,049
     Cumulative effect of change in accounting
         principle (net of income taxes of $584)                --              --              --           1,130
------------------------------------------------------------------------------------------------------------------
     Net income                                          $  34,237       $  30,982       $  66,333       $  62,179
------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                   65,635          65,063          65,627          64,979
------------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                               746             845             818             851
------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                    66,381          65,908          66,445          65,830
------------------------------------------------------------------------------------------------------------------
Basic earnings per share
     Before cumulative effect of change in
          accounting principle                           $    0.52       $    0.48*      $    1.01       $    0.94*
     Cumulative effect of change in
          accounting principle                                  --              --              --            0.02*
------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                 $    0.52       $    0.48*      $    1.01       $    0.96*
==================================================================================================================
Diluted earnings per share
     Before cumulative effect of change in               $    0.52       $    0.47*      $    1.00       $    0.92*
          accounting principle
     Cumulative effect of change in
          accounting principle                                  --              --              --            0.02*
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                               $    0.52       $    0.47*      $    1.00       $    0.94*
==================================================================================================================
Cash dividends per share                                 $    .255       $    .240*      $    .495       $    .465*

* Revised to reflect the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.

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

The advisory fee-based segment includes private client advisory services, asset management, mutual fund, corporate trust and corporate retirement plan services to individuals and corporations in the United States and more than 50 other countries and the results of Balentine & Company. Private client advisory service activities include investment management, trust services, private banking, estate settlement, financial planning and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate trust activities include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies and corporate management services.

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

Financial data by segment for June 30, 2002 vs June 30, 2001 is as follows:

--------------------------------------------------------------------------------------------------
                                                           Banking        Fee-Based
Quarter ended June 30, 2002 (in thousands)                 Business       Business         Totals
--------------------------------------------------------------------------------------------------
Net interest income                                        $  62,333      $   8,237      $  70,570
Provision for loan losses                                     (5,966)           (96)        (6,062)
--------------------------------------------------------------------------------------------------
Net interest income after provision                           56,367          8,141         64,508
Total advisory fees:
     Private client advisory services                          2,066         28,910         30,976
     Corporate financial services                                787         15,225         16,012
     Affiliate managers                                           --          4,412          4,412
     Amortization of other intangibles                            --           (159)          (159)
Other operating income                                        12,248            850         13,098
Securities gains                                                  --             --             --
--------------------------------------------------------------------------------------------------
Net interest and other income                                 71,468         57,379        128,847
Other expense                                                (38,382)       (37,472)       (75,854)
--------------------------------------------------------------------------------------------------
Segment profit from operations                                33,086         19,907         52,993
Segment gain from infrequent events                               --             --             --
--------------------------------------------------------------------------------------------------
Segment profit before income taxes                         $  33,086      $  19,907      $  52,993
==================================================================================================

Intersegment revenue                                       $      --      $      --      $      --
Depreciation and amortization                                  3,382          2,432          5,814
Investment in equity method investees                             --        222,443        222,443
Segment average assets                                     5,830,530      1,547,459      7,377,989
Quarter ended June 30, 2001 (in thousands)
--------------------------------------------------------------------------------------------------
Net interest income                                      $    57,332     $    7,674     $   65,006
Provision for loan losses                                    (4,964)            264        (4,700)
--------------------------------------------------------------------------------------------------
Net interest income after provision                           52,368          7,938         60,306
Total advisory fees:
     Private client advisory services                          2,350         23,761         26,111
     Corporate financial services                                286         14,078         14,364
     Affiliate managers                                           --          4,743          4,743
     Amortization of other intangibles and goodwill               --        (2,062)        (2,062)
Other operating income                                        11,303            346         11,649
Securities gains                                                  58             13             71
--------------------------------------------------------------------------------------------------
Net interest and other income                                 66,365         48,817        115,182
Other expense                                               (36,419)       (31,715)       (68,134)
--------------------------------------------------------------------------------------------------
Segment profit from operations                                29,946         17,102         47,048
Segment gain from infrequent events                               --             --             --
--------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    29,946    $    17,102    $    47,048
==================================================================================================

Intersegment revenue                                     $        --    $        --    $        --
Depreciation and amortization                                  3,096          3,823          6,919
Investment in equity method investees                             --        188,160        188,160
Segment average assets                                     5,797,675      1,392,984      7,190,659

--------------------------------------------------------------------------------------------------
                                                           Banking       Fee-Based
Year-to-Date June 30, 2002 (in thousands)                  Business       Business        Totals
--------------------------------------------------------------------------------------------------
Net interest income                                        $ 118,542      $  17,206      $ 135,748
Provision for loan losses                                   (11,112)          (245)       (11,357)
--------------------------------------------------------------------------------------------------
Net interest income after provision                          107,430         16,961        124,391
Total advisory fees:
     Private client advisory services                          3,543         57,841         61,384
     Corporate financial services                              1,570         28,901         30,471
     Affiliate managers                                           --         12,282         12,282
     Amortization of other intangibles                            --          (241)          (241)
Other operating income                                        23,649          1,465         25,114
Securities gains                                                  --             --             --
--------------------------------------------------------------------------------------------------

Net interest and other income                                136,192        117,209        253,401
Other expense                                               (76,041)       (75,093)      (151,134)
--------------------------------------------------------------------------------------------------
Segment profit from operations                                60,151         42,116        102,267
Segment gain from infrequent events                               --             --             --
--------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    60,151    $    42,116    $   102,267
==================================================================================================
Intersegment revenue                                     $        --    $        --    $        --
Depreciation and amortization                                  6,861          5,410         12,271
Investment in equity method investees                             --        222,443        222,443
Segment average assets                                     5,830,530      1,547,459      7,377,989

Year-to-Date June 30, 2001 (in thousands)
--------------------------------------------------------------------------------------------------

Net interest income                                      $   111,659    $    15,548    $   127,207
Provision for loan losses                                    (9,847)          (103)        (9,950)
--------------------------------------------------------------------------------------------------
Net interest income after provision                          101,812         15,445        117,257
Total advisory fees:
     Private client advisory services                          3,272         49,282         52,554
     Corporate financial services                                952         25,683         26,635
     Affiliate managers                                           --         10,919         10,919
     Amortization of other intangibles and goodwill               --        (4,063)        (4,063)
Other operating income                                        22,528          2,198         24,726
Securities gains                                                 626            156            782
--------------------------------------------------------------------------------------------------
Net interest and other income                                129,190         99,620        228,810
Other expense                                               (72,383)       (63,815)      (136,198)
--------------------------------------------------------------------------------------------------
Segment profit from operations                                56,807         35,805         92,612
Segment gain from infrequent events                               --             --             --
--------------------------------------------------------------------------------------------------
Segment profit before income taxes                       $    56,807    $    35,805    $    92,612
==================================================================================================

Intersegment revenue                                     $        --    $        --    $        --
Depreciation and amortization                                  6,204          7,599         13,803
Investment in equity method investees                             --        188,160        188,160
Segment average assets                                     5,797,675      1,392,984      7,190,659

Note 5 - Accounting Pronouncements

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

This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

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

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt and (3) makes certain other technical corrections.

The provisions of this Statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

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

Note 7 - Goodwill and Other Intangible Assets
A summary of goodwill and other intangible assets at June 30, 2002 is as follows:

                                               -------------------------------------------------------------
                                                                                         As of June 30, 2002
                                               -------------------------------------------------------------
                                                     Gross carrying          Accumulated        Net carrying
(in thousands)                                               amount         amortization              amount
------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)                                 $  261,961            $  29,391          $  232,570
                                                         ===================================================
Other intangibles
Amortizing:
    Purchased mortgage servicing rights                  $   5,213            $   2,810           $   2,403
    Customer lists                                           7,904                2,038               5,866

    Acquisition costs                                        1,635                1,301                 334
    Other intangibles                                          479                  385                  94
Nonamortizing
    Other intangible assets                                  2,714                   --               2,714
                                                         --------------------------------------------------
Total other intangibles                                  $  17,945             $  6,534           $  11,411
                                                         ==================================================

Amortization expense of other intangible assets for the six months ended June 30, 2002 is as follows:

                                                           --------------------------------------------------
                                                                                     For the six months ended
(in thousands)                                                                                 June 30, 2002
-------------------------------------------------------------------------------------------------------------
Amortization expense                                                                                  $   836

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in thousands)
------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2003                                                                $  1,395
For the year ended December 31, 2004                                                                   1,138
For the year ended December 31, 2005                                                                     734
For the year ended December 31, 2006                                                                     442
For the year ended December 31, 2007                                                                     431

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                                            Banking            Fee-Based
(in thousands)                                             Business             Business               Total
------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                             $   3,752           $  209,099          $  212,851
Goodwill acquired                                                --               20,295              20,295
Impairment loss                                                  --                 (576)               (576)
                                                          --------------------------------------------------
Balance as of June 30, 2002                               $   3,752           $  228,818          $  232,570
                                                          ==================================================

The goodwill acquired above includes $7.3 million recorded on the acquisition of Balentine Holdings, Inc., $2.0 million recorded on the Corporation's investment in Camden Partners Holdings, LLC and $9.7 million recorded on the acquisition of SPV Management Limited.

During the first quarter of 2002, a goodwill impairment loss of $575,582 was recognized due to under- performance of an equity investment. This loss is recorded in the "Other operating expense" line of the Corporation's Consolidated Statements of Income and is not considered to be a transitional impairment as of January 1, 2002, the date of the Corporation's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other intangible assets acquired in the first six months of 2002 are as follows:

                                                                                             Weighted average
                                                             Amount             Residual         amortization
(in thousands)                                             Assigned                Value      period in years
-------------------------------------------------------------------------------------------------------------
Purchased mortgage servicing rights                        $    644                   --                   8
Customer lists                                                3,108                   --                  20
Acquisition costs                                                --                   --                  --
Other intangibles                                             1,650                   --                  --
                                                           -----------------------------
Total                                                      $  5,402                   --
                                                           =============================

The Following table sets forth the computation of basic and diluted earnings per share adjusted for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets":

                                                 ------------------------------------------------------------
                                                    For the three months ended       For the six months ended
                                                                      June 30,                       June 30,
                                                 ------------------------------------------------------------
(in thousands, except per share amounts)                  2002             2001           2002           2001
-------------------------------------------------------------------------------------------------------------
Reported net income                                 $   34,237       $   30,982     $   66,333     $   62,179
Add back: Goodwill amortization                             --            2,156             --          4,250
Tax effect                                                  --             (736)            --         (1,448)
                                                 ------------------------------------------------------------
Adjusted net income                                 $   34,237       $   32,402     $   66,333     $   64,981
                                                 ============================================================

Basic earnings per share
Reported net income                                 $     0.52       $     0.48     $     1.01     $    0.96
Goodwill amortization                                       --             0.04             --          0.04
                                                 -----------------------------------------------------------
Adjusted basic earnings per share                   $     0.52       $     0.52     $     1.01     $    1.00
                                                 ===========================================================

Diluted earnings per share
Reported net income                                 $     0.52       $     0.47     $     1.00     $    0.94
Goodwill amortization                                       --             0.04             --          0.04
                                                 -----------------------------------------------------------
Adjusted diluted earnings per share                 $     0.52       $     0.51     $     1.00     $    0.98
                                                 ===========================================================



Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

The Corporation's stock was split on a two-for-one basis in the form of a 100% stock dividend paid on June 17, 2002. All share and per share amounts have been adjusted to reflect that split.

Net income for the second quarter of 2002 was $34.2 million, or $0.52 per share on a diluted basis, and for the first six months of 2002 was $66.3 million, or $1.00 per share on a diluted basis. This was an 11% increase over the $31.0 million, or $0.47 per share, and a 7% increase over the $62.2 million, or $0.94 per share, reported for the second quarter and first six months of 2001, respectively. The 2001 results included a $1.1 million after-tax adjustment, or $0.02 per share, for the cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

These results reflect the Corporation's continued growth in each of its core businesses and are especially noteworthy in the face of the substantial volatility that continues to plague the financial markets.

Second quarter results reflect the consolidation of the operating results for SPV Management Limited, which was acquired on April 23, 2002, and the elimination of $1.9 million of goodwill amortization expense.

Combined assets under management at quarter-end reached $31.7 billion, with approximately two-thirds of those assets managed by the Corporation and the remainder managed by the its affiliate asset managers.

Improvement was realized in the major components of the Corporation's revenue as net interest income for the second quarter improved $5.6 million, or 9%, to $70.6 million, while noninterest revenues rose $9.5 million, or 17%, to $64.3 million. For the first half of 2002, net interest income was up $8.5 million, or 7%, while noninterest revenues were up $17.5 million, or 16%.

The quarterly provision for loan losses was $6.1 million, up 29% over the $4.7 million for the second quarter of 2001. The provision for the first half of 2002 was $11.4 million, up 14% over $10.0 million for the same period last year.

Operating expenses increased $7.7 million, or 11%, to $75.9 million and included the consolidation of the results of Balentine Holdings and SPV Management with the Corporation.

These results produced an annualized return on average stockholders' equity of 19.06% and a return on average assets of 1.80%. These ratios compare with 20.37% and 1.74%, respectively, for the first six months of 2001.

STATEMENT OF CONDITION

Total banking assets at June 30, 2002 were $7.95 billion, up $434.5 million, or 6%, from year-end 2001 due to higher balances in loans and short-term investments. Loan balances increased $254.7 million, or 5%, while short-term investments increased $197.6 million, or 188%.

Short-term investments at June 30, 2002 were $302.6 million. This was an increase of $197.6 million, or 188%, over the December 2001 balance of $105.0 million. Federal funds sold reached $252.6 million, an increase of $187.6 million, or 289%, over their 2001 year-end level.

The investment portfolio at June 30, 2002 was $1.28 billion, virtually unchanged from its year-end 2001 level.

The loan portfolio increased $254.7 million, or 5%, to $5.74 billion during the first six months of 2002 as the relative health of the Delaware Valley economy has produced higher-than-expected growth in the regional banking business. Commercial, financial and agricultural loans increased $156.8 million, or 8%, reaching $2.0 billion. Approximately 80% of this growth was in the Corporation's Delaware market. Consumer loans increased $130.0 million, or 10%, to $1.48 billion due to increased demand for collateralized lending, automobile financings and home equity loans. Approximately 49% of this growth originated in the Corporation's Pennsylvania market and 32% in its Delaware market. Real estate construction loans increased $63.8 million, or 16%, to $464.4 million as low interest rates continue to spark housing demand. Mortgage loans declined $96.2 million as residential mortgage loans decreased $82.1 million, or 9%, and commercial mortgage loans declined $14.2 million, or 1%, due to paydowns and sales of residential mortgage loans into the secondary markets.

The reserve for loan losses at June 30, 2002 was $86.6 million, or 1.51% of period-end loans outstanding. This compares with $80.8 million, or 1.47% of period-end loans outstanding at year-end 2001. The second quarter loan loss provision of $6.1 million reflected the growth in the loan portfolio and an increase in nonaccruing loans.

The adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," has modified the balance sheet presentation of these items from prior periods. Prior periods have been adjusted to conform to the presentation requirements of the new pronouncement. At June 30, 2002, goodwill was $232.6 million, an increase of $19.7 million, or 9%, over the reclassified $212.9 million reported for December 31, 2001. This increase was associated with the Corporation's investments in Camden Partners Holdings, LLC, a Baltimore-based private equity firm, Balentine Holdings, Inc., an Atlanta-based investment counseling firm, and SPV Management Limited, a London-based specialty financial services firm. Other intangibles, previously reported as a component of other assets, were $11.4 million at June 30, 2002, an increase of $4.6 million, or 68%, over the $6.8 million at December 31, 2001. This increase over year-end was attributable to costs associated with the aforementioned investments. Other intangibles include items such as acquired customer lists, acquisition costs, purchased mortgage servicing rights and other items, which will continue to be amortized under the new accounting pronouncement.

Accrued interest receivable at June 30, 2002 was $38.4 million, down $2.1 million, or 5%, from $40.6 million at year-end 2001. This decrease was primarily rate-driven and due to lower interest income recorded but not yet received on Federal funds sold that are included in the Corporation's short-term investments.

Total deposits at June 30, 2002 were $6.05 billion, $464.7 million, or 8%, over the 2001 year-end level. Core deposits, excluding certificates $100,000 and over, rose $83.2 million, or 2%, to $4.0 billion. A decline in noninterest bearing demand account balances of $361.3 million, or 29%, to $897.0 million was offset by an increase in interest-bearing demand account balances of $455.6 million, or 32%, to $1.87 billion. Certificates of deposit $100,000 and over increased $381.6 million, or 23%, to $2.05 billion.

Short-term borrowings at June 30, 2002 were $900.9 million, a decrease of $55.7 million, or 6%, from $956.6 million at December 31, 2001. Federal funds purchased and securities sold under agreements to repurchase at quarter-end were $809.8 million, an $18.5 million, or 2%, decrease from the $828.3 million at year-end 2001. U.S. Treasury demand balances declined $30.4 million, or 32%, from the year-end level of $94.9 million. Outstanding lines of credit were reduced $6.9 million, or 21%, to $26.6 million.

Stockholders' equity at June 30, 2002 was $724.5 million, a $42.0 million, or 6%, increase over the $682.6 million at year-end 2001. Earnings of $66.3 million, coupled with $19.1 million of stock issued and a $3.3 million, net of tax, improvement in the market value of securities held for sale were partially offset by cash dividends of $32.5 million and treasury stock acquisitions of $14.2 million.

NET INTEREST INCOME

Net interest income is the difference between interest income received on earning assets, such as loans and investment securities, and interest expense paid on liabilities, such as deposits and short-term borrowings. Movements in interest rates and the relative levels of earning assets and interest-bearing liabilities held by the Corporation affect its net interest margin and the resulting net interest income. The net interest margin is determined by dividing fully tax-equivalent ("FTE") net interest income by average total earning assets.

The Corporation's net interest income for the second quarter of 2002, on an FTE basis, was $70.6 million, an increase of $5.6 million, or 9%, over that for the second quarter of 2001. For the first six months of 2002, net interest income was $8.5 million, or 7%, ahead of that for the corresponding period of last year. The Corporation's net interest margin for the first half of 2002 was 4.06%, an increase of 12 basis points over the 3.94% reported for the first half of 2001. The Federal Reserve Board lowered short-term interest rates 11 times during 2001, reducing the discount rate to 1.25%, 475 basis points below the 6.00% at which it began the year. For the first half of 2002, the discount rate averaged 1.25%, 322 basis points below the 4.47% averaged for the first half of 2001. These rate reductions have caused both interest revenue and interest expense to decline.

Interest revenue (FTE) for the first half of 2002 totaled $198.4 million, a decrease of $54.8 million, or 22%, from the $253.3 million reported for the first half of 2001. Interest revenue declined $65.0 million as the average rate earned on the Corporation's assets fell 182 basis points to 5.82%, while interest revenues increased $10.2 million due to a $219.9 million increase in the average level of earning assets to $6.82 billion. The Corporation's average prime lending rate (the rate at which banks lend to their most creditworthy customers) was 4.75%, 324 basis points below the 7.99% for the first half of 2001.

Interest expense for the first half of 2002 was $60.1 million, a decrease of $62.3 million, or 51%, from the $122.4 million for the first half of 2001. Interest expense declined $62.4 million as the average rate the Corporation paid on its interest-bearing liabilities fell 233 basis points to 2.06%. The aforementioned reductions in the discount rate by the Federal Reserve Board were responsible for this decrease. The following tables present comparative net interest income data for the second quarters of 2002 and 2001 and the first six months of 2002 and 2001 and a rate-volume analysis of changes in net interest income for the first quarters of 2002 and 2001, respectively.

QUARTERLY ANALYSIS OF EARNINGS

                                                   2002 Second Quarter                  2001 Second Quarter
                                          ---------------------------------     ----------------------------------
(in thousands; rates on                   Average        Income/   Average      Average        Income/     Average
 tax-equivalent basis)                    balance        expense      rate      balance        expense        rate
------------------------------------------------------------------------------------------------------------------
Earning assets
  Federal funds sold and
    securities purchased under
    agreements to resell                 $ 17,355       $    108     2.46%     $ 20,415       $    239       4.63%

  U.S. Treasury and government
    agencies                              744,866          8,543      4.67      791,912         11,562        5.92
  State and municipal                      17,439            378      8.97       17,165          1,740       17.44
  Preferred stock                          80,418          1,774      8.33       85,142          1,838        8.12
  Asset-backed securities                 238,551          3,473      6.00      286,470          4,320        6.10
  Other                                   169,197          1,553      3.59      155,912          2,437        6.22
----------------------------------------------------------------            --------------------------
      Total investment securities       1,250,471         15,721      5.08    1,336,601         21,897        6.28
                                     -----------------------------------------------------------------------------
  Commercial, financial and
    agricultural                        1,941,050         26,762      5.45    1,620,775         30,839        7.54
  Real estate-construction                452,585          5,947      5.19      405,622          7,881        7.70
  Mortgage-commercial                   1,007,538         16,313      6.40    1,002,435         20,843        8.23
  Mortgage-residential                    800,288         13,816      6.90      916,722         16,526        7.21
  Consumer                              1,435,291         22,175      6.18    1,255,738         25,617        8.16
----------------------------------------------------------------            --------------------------
      Total loans                       5,636,752         85,013      5.99    5,201,292        101,706        7.78
                                     -----------------------------------------------------------------------------
      Total earning assets             $6,904,578        100,842      5.82   $6,558,308        123,842        7.46
                                     =============================================================================
Funds supporting earning assets
  Savings                                $364,757            229      0.25     $351,221            623        0.71
  Interest-bearing demand               1,818,007          2,602      0.57    1,281,853          4,817        1.51
  Certificates under $100,000             884,724          7,723      3.50      909,701         11,500        5.07
  Certificates $100,000 and over        1,944,431         11,304      2.30    1,716,611         23,441        5.40
----------------------------------------------------------------            --------------------------
      Total interest-bearing
        deposits                        5,011,919         21,858      1.74    4,259,386         40,381        3.77
                                     -----------------------------------------------------------------------------
  Federal funds purchased and
    securities sold under
    agreements to repurchase              794,634          4,400      2.19    1,053,382         13,290        4.99
  U.S. Treasury demand                     15,853             60      1.50       38,442            394        4.05
----------------------------------------------------------------            --------------------------
      Total short-term borrowings         810,487          4,460      2.18    1,091,824         13,684        4.96
                                     -----------------------------------------------------------------------------
  Long-term debt                          160,500          2,648      6.60      168,000          2,763        6.58
----------------------------------------------------------------            --------------------------
      Total interest-bearing
        liabilities                     5,982,906         28,966      1.93    5,519,210         56,828        4.09
                                     -----------------------------------------------------------------------------


     Other noninterest funds              921,672             --        --    1,039,098             --          --
----------------------------------------------------------------            --------------------------
               Total funds used to
                support earning
                assets                 $6,904,578         28,966      1.67   $6,558,308         56,828        3.44
                                     =============================================================================
Net interest income/yield                                 71,876      4.15                      67,014        4.02
     Tax-equivalent adjustment                           (1,306)                               (2,008)
                                                  --------------                        --------------
Net interest income                                     $ 70,570                              $ 65,006
                                                  ==============                        ==============

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                 Year-to-Date 2002                     Year-to-Date 2001
                                     -------------------------------------      ----------------------------------
(in thousands; rates on                   Average        Income/   Average      Average        Income/     Average
 tax-equivalent basis)                    balance        expense      rate      balance        expense        Rate
------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell         $   16,229       $    220     2.70%   $   18,755       $    485       5.14%

     U.S. Treasury and government
          agencies                        747,056         17,434      4.76      828,532         24,254        5.90
     State and municipal                   17,477            756      8.96       18,698          2,078       12.16
     Preferred stock                       80,406          3,523      8.34       90,288          3,965        8.18
     Asset-backed securities              246,801          7,230      6.02      289,701          8,818        6.12
     Other                                156,302          2,843      3.56      156,196          5,117        6.50
----------------------------------------------------------------             -------------------------
               Total investment         1,248,042         31,786      5.15    1,383,415         44,232        6.26
                 securities
                                     -----------------------------------------------------------------------------
     Commercial, financial and
          agricultural                  1,876,687         49,697      5.26    1,616,651         63,780        7.86
     Real estate-construction             436,897         11,274      5.13      401,067         16,640        8.27
     Mortgage-commercial                1,014,030         32,937      6.46      997,438         42,100        8.40
     Mortgage-residential                 820,939         28,726      6.99      919,203         32,995        7.18
     Consumer                           1,402,538         43,781      6.28    1,258,908         53,028        8.46
----------------------------------------------------------------             -------------------------
               Total loans              5,551,091        166,415      5.98    5,193,267        208,543        8.02
                                     -----------------------------------------------------------------------------
               Total earning assets    $6,815,362        198,421      5.82   $6,595,437        253,260        7.64
                                     =============================================================================
Funds supporting earning assets
     Savings                           $  356,758            445      0.25   $  350,792          1,859        1.07
     Interest-bearing demand            1,679,351          5,095      0.61    1,293,570         11,402        1.78
     Certificates under $100,000          890,677         16,067      3.64      914,582         23,254        5.13
     Certificates $100,000 and over     1,848,371         22,798      2.45    1,776,931         51,298        5.74
----------------------------------------------------------------             -------------------------
               Total interest-bearing
                 deposits               4,775,157         44,405      1.86    4,335,875         87,813        4.05
                                     -----------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase        856,058         10,094      2.35    1,023,842         28,167        5.47
     U.S. Treasury demand                  36,286            268      1.47       37,371            893        4.75
----------------------------------------------------------------             -------------------------
               Total short-term           892,344         10,362      2.31    1,061,213         29,060        5.45
                 borrowings
                                     -----------------------------------------------------------------------------
     Long-term debt                       160,500          5,289      6.59      168,000          5,519        6.57
----------------------------------------------------------------             -------------------------
               Total interest-bearing
                 liabilities            5,828,001         60,056      2.06    5,565,088        122,392        4.39
                                     -----------------------------------------------------------------------------
     Other noninterest funds              987,361             --        --    1,030,349             --          --

------------------------------------------------------------------------------------------------------------------
               Total funds used to
                 support earning
                 assets                $6,815,362         60,056      1.76   $6,595,437        122,392        3.70
                                     =============================================================================
Net interest income/yield                                138,365      4.06                     130,868        3.94
     Tax-equivalent adjustment                           (2,617)                               (3,661)
                                                  --------------                        --------------
Net interest income                                    $ 135,748                             $ 127,207
                                                  ==============                        ==============

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                     --------------------------------------------     -----------------------------------------
                                          For the three months ended June 30,                 For the six months ended June 30,
                                     --------------------------------------------     -----------------------------------------
                                                                       2002/2001                                    2002/2001
                                                              Increase (Decrease)                          Increase (Decrease)
                                                                due to change in                             due to change in
                                     --------------------------------------------     -----------------------------------------
                                                 (1)           (2)                             (1)          (2)
(in thousands)                                Volume          Rate          Total            Volume         Rate          Total
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell               $  (36)       $  (95)       $  (131)           $  (65)      $ (200)       $  (265)
                                             ---------------------------------------------------------------------------------

     U.S. Treasury and
          government agencies                  (740)       (2,279)        (3,019)           (2,624)      (4,196)        (6,820)
     State and municipal *                         6       (1,368)        (1,362)              (84)      (1,238)        (1,322)
     Preferred stock *                         (112)            48           (64)             (514)           72          (442)
     Asset-backed securities                   (791)          (56)          (847)           (1,467)        (121)        (1,588)
     Other *                                     250       (1,134)          (884)                80      (2,354)        (2,274)
------------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                (1,387)       (4,789)        (6,176)           (4,609)      (7,837)       (12,446)
                                             ---------------------------------------------------------------------------------
     Commercial, financial and
          agricultural *                       6,021      (10,098)        (4,077)            10,135     (24,218)       (14,083)
     Real estate-construction                    902       (2,836)        (1,934)             1,469      (6,835)        (5,366)
     Mortgage-commercial *                       105       (4,635)        (4,530)               691      (9,854)        (9,163)
     Mortgage-residential                    (2,093)         (617)        (2,710)           (3,499)        (770)        (4,269)
     Consumer                                  3,653       (7,095)        (3,442)             6,026     (15,273)        (9,247)
------------------------------------------------------------------------------------------------------------------------------
               Total loans                     8,588      (25,281)       (16,693)            14,822     (56,950)       (42,128)
------------------------------------------------------------------------------------------------------------------------------
               Total interest income        $  7,165     $(30,165)     $ (23,000)          $ 10,148   $ (64,987)     $ (54,839)
                                            ==================================================================================
Interest expense:
     Savings                                $     24      $  (418)     $    (394)          $     32   $  (1,446)     $  (1,414)
     Interest-bearing demand                   2,018       (4,233)        (2,215)             3,405      (9,712)        (6,307)
     Certificates under $100,000               (316)       (3,461)        (3,777)             (608)      (6,579)        (7,187)
     Certificates $100,000 and over            3,110      (15,247)       (12,137)             2,062     (30,562)       (28,500)
------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing
         deposits                              4,836      (23,359)       (18,523)             4,891     (48,299)       (43,408)

                                     ------------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase           (3,228)       (5,662)        (8,890)           (4,589)     (13,484)       (18,073)
     U.S. Treasury demand                      (231)         (103)          (334)              (26)        (599)          (625)
-------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                (3,459)       (5,765)        (9,224)           (4,615)     (14,083)       (18,698)
                                     ------------------------------------------------------------------------------------------
     Long-term debt                            (123)             8          (115)             (244)           14          (230)
-------------------------------------------------------------------------------------------------------------------------------
               Total interest expense      $  1,254    $ (29,116)     $ (27,862)             $  32    $(62,368)     $ (62,336)
                                     ==========================================================================================
Changes in net interest income                                         $   4,862                                     $   7,497
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

NONINTEREST REVENUES AND OPERATING EXPENSES

Advisory fees for the second quarter of 2002 were $51.2 million, an increase of $8.1 million, or 19%, over the $43.2 million reported for the second quarter of last year. For the first half of 2002, advisory fees were $103.9 million, an increase of $17.9 million, or 21%. Advances in private client advisory services offset lower revenues from affiliate money managers. Revenues from private client advisory services were impacted by markets that remained well below their year-ago levels. Approximately 70% of private client advisory fees are tied to securities valuations, and fees are calculated monthly, using market values on the last day of the previous month. Based on those averages for the second quarters of 2002 and 2001, the Dow Jones Industrial Average declined 3.9%; the S&P 500 fell 10.2%; and the Nasdaq Composite Index dropped 15.1%. For the first six months of 2002, those indices were down 5.3%, 12.2%, and 20.0%, respectively, from the corresponding indices at December 31, 2001. The percentage of operating revenues derived from these fee-based businesses continued to increase, accounting for 47.8% of operating revenues for the second quarter of 2002 compared with 46.7% for the second quarter of 2001.

-------------------------------------------------------------------------------------------------------------
                                                          % of                                  % of
                                                          Operating                             Operating
(in thousands)                       Six Months 2002      Revenues        Six Months 2001       Revenues
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Net interest income                           $135,748             51%              $127,207             53%
-------------------------------------------------------------------------------------------------------------
Fee income:
-------------------------------------------------------------------------------------------------------------
   Advisory fees                               104,137             39%                90,108             37%
-------------------------------------------------------------------------------------------------------------
   Service charges                              14,282              5%                13,029              5%
-------------------------------------------------------------------------------------------------------------
   Other operating income                       10,832              5%                11,697              5%
-------------------------------------------------------------------------------------------------------------
Total fee income                               129,251             49%               114,834             47%
-------------------------------------------------------------------------------------------------------------
Total operating revenues                      $264,999            100%              $242,041            100%
-------------------------------------------------------------------------------------------------------------
Affiliate manager other
   intangibles and goodwill
   amortization                                  (241)                               (4,063)
-------------------------------------------------------------------------------------------------------------
Securities gains / (losses)                          0                                   782
-------------------------------------------------------------------------------------------------------------
Net interest and other income
   before loan loss provision                 $264,758                              $238,760
-------------------------------------------------------------------------------------------------------------

Private client advisory fees for the second quarter were $31.0 million, an increase of $4.9 million, or 19%, over the $26.1 million for the second quarter of last year as new business continued to grow. For the first six months of 2002, private client advisory fees were $61.4 million, an increase of $8.8 million, or 17%, over the $52.6 million for the first half of last year. The consolidation of Balentine has added $6.2 million to 2002 revenues. New business development sales for the second quarter totaled $4.3 million, which was 19% higher than for the second quarter of last year and 30% higher than the first quarter of this year. Joint sales activity with Balentine accounted for much of the increase, as more clients selected the asset allocation and style diversification that derive from Balentine's open architecture investment process.

Corporate financial services revenues for the second quarter of 2002 were $16.0 million, an increase of $1.6 million, or 12%, over the $14.4 million for the second quarter of last year. For the first half of 2002, these fees were $30.5 million, $3.8 million, or 14%, higher than the $26.6 million recorded for the first half of last year. Income from the acquisition of London-based SPV Management, which added four European jurisdictions in which Wilmington Trust is permitted to conduct business, was included for the first time in the second quarter and accounted for $1.0 million of the fee increase. Year-to-date revenues from the corporate trust business were $14.6 million, which includes capital markets and large equipment leasing trusts. This was an increase of $2.3 million, or 18%, over the $12.4 million for the first half of last year. Contributing to the growth in this business was increased demand for trust-preferred securities services; referrals from corporate plan sponsors, recordkeepers and other alliance partners;

and increased sales of proprietary Web-based auction agent services. The majority of corporate financial services revenue is generated on a fee-for-service basis. The remainder, approximately 24%, is tied to asset valuations.

Revenues from our affiliate asset managers were $4.4 million, a $330,000, or 7%, decline from the $4.7 million for the second quarter of 2001, and a $3.5 million, or 44%, decline from the $7.9 million reported for the first quarter of this year. These fees for the first half of 2002 were $12.3 million, an increase of $1.4 million, or 13%, over the $10.9 million reported for the first half of 2001. Several factors contributed to the decrease in the second quarter. Income from value-style manager Cramer Rosenthal McGlynn declined 68% from that for the first quarter, due largely to a reduction in incentive fees related to hedge fund activity. Likewise, market valuations and volatility led to a 24% decrease in revenue from growth-style manager Roxbury Capital Management from its revenue for the second quarter of 2001. Market conditions continue to hamper the Corporation's ability to grow its assets under management.

----------------------------------------------------------------------------------------------------------
Assets under management  (in billions)
----------------------------------------------------------------------------------------------------------
                                                June 30, 2002       March 31, 2002       June 30, 2001
----------------------------------------------------------------------------------------------------------
Wilmington Trust                                          $22.0                 $24.2               $25.7
----------------------------------------------------------------------------------------------------------
Roxbury Capital Management                                 $5.0                  $6.9                $9.6
----------------------------------------------------------------------------------------------------------
Cramer Rosenthal McGlynn                                   $4.7                  $5.1                 4.0
----------------------------------------------------------------------------------------------------------
      Totals                                              $31.7                 $36.2               $39.3
----------------------------------------------------------------------------------------------------------

At June 30, 2002, the composition of Wilmington Trust's assets under management was: equities, 59%; fixed income, 23%; cash and equivalent instruments, 10%; mutual funds, 5%; and miscellaneous assets, 3%.

Second quarter and year-to-date 2002 net advisory fees reflect a $1.9 million and $3.8 million reduction in goodwill amortization expense from the corresponding periods of 2001, in accordance with the provisions of Statement of Financial Accounting Standard No. 142, which were adopted at the beginning of 2002.

Other operating income for the second quarter was $1.3 million, an increase of $929,000 over the $412,000 reported for the second quarter of 2001. For the first half of 2002, other operating income was $2.2 million, down $1.2 million, or 36%, from that for the first half of 2001. Second quarter 2002 results included a one-time gain from the sale of the 401(k) recordkeeping business of $553,000 along with higher gains on sales of residential mortgage loans and automobile lease residual values. Six-month results from 2001 included a $1.8 million gain on the sale of a parking lot offset, in part, by losses on automobile lease residual values.

Operating expenses for the quarter were $75.9 million, an increase of $7.7 million, or 11%, over the $68.1 million for the second quarter of last year. For the first half of 2002, operating expenses were $151.1 million, $14.9 million, or 11%, higher than the $136.2 million reported for the first half of 2001. The 2002 year-to-date expenses include approximately $6.4 million relating to the consolidation of Balentine and SPV Management.

Personnel expenses for the quarter were $44.6 million, an increase of $4.2 million, or 10%, over the $40.3 million for the second quarter of 2001. For the year-to-date, personnel expenses were $91.5 million, $8.3 million, or 10%, higher than those for the first half of 2001. Approximately $3.6 million, or 43%, of this increase was attributable to the newly-consolidated entities.

All categories of operating expense reflected modest increases for both the quarter-over-quarter and year-over-year. Each of these classifications of expense reflected increases associated with the aforementioned consolidation of Balentine and SPV Management. Absent this $6.4 million increase, operating expenses were 6% higher than their year-ago levels and reflected the opening of new offices in Atlanta, Palm Beach, Baltimore and California.

The provision for income taxes for the second quarter of 2002 was $18.6 million, a $2.5 million, or 16%, increase over the provision for the second quarter of last year. Year-to-date, the provision for income taxes was $35.7 million, $4.2 million, or 13%, higher than for the first half of 2001. Federal income tax expense was $32.7 million, an increase of $2.8 million, or 10%, over the $29.8 million for the first half of 2002. State income tax expense was

$3.0 million, an increase of $642,000, or 27%. The Corporation's effective tax rate for the first half of 2002 was 34.9%, compared with 34.0% for the first half of 2001. Contributing to this increase were higher levels of pretax income, declining levels of tax-exempt income and increased profits in states with less favorable rate structures than Delaware.

LIQUIDITY

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise from increases in demand for loans and other assets or from decreases in deposits or other funding sources. Liquidity management, therefore, contains both asset and liability components. The maturity and marketability of loans and investments provide liquidity, along with time deposits at other banks, federal funds sold and securities purchased under agreements to resell. Liquidity also results from the Corporation's internally generated capital, core deposits, large certificates of deposit, federal funds purchased, securities sold under agreements to repurchase and other credit facilities. In the second quarter of 2002, the proportion of funding provided by core deposits - demand deposits, interest-bearing demand deposits and certificates of deposit - was stable when compared to last year. Since average total assets were stable year-to-year, funding sources also were stable, with the relative proportions of core deposits and short-term borrowings (principally federal funds purchased and securities sold under agreements to repurchase) virtually unchanged. The Corporation is a guarantor of 63% - its ownership interest - of three obligations of its affiliate, Cramer Rosenthal McGlynn. The guaranty is for two lines of credit totaling $8 million, at LIBOR plus 2%, which expire December 8, 2002. The third credit facility is a $2 million amortizing term loan, at LIBOR plus 2%, the balance of which was $166,000 at June 30, 2002. Management continuously monitors the Corporation's existing and projected liquidity requirements. The Corporation believes that its acceptance in the national markets will permit it to obtain additional funding if the need arises in the future. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which provides an additional source of funds.

ASSET QUALITY AND LOAN LOSS PROVISION

The Corporation's provision for loan losses for the second quarter was $6.1 million. This was $1.4 million higher than the amount provided for the second quarter of 2001, and was attributable to loan growth and a provision against 25% of the Corporation's $13 million exposure to a commercial client in the educational services industry. The reserve for loan losses at June 30, 2002 was $86.6 million, an increase of $5.8 million, or 7%, over the $80.8 million at December 31, 2001. The reserve at quarter-end as a percentage of loans outstanding was 1.51%, an increase of four basis points over the 1.47% reported at year-end 2001. Net chargeoffs for the quarter were $1.2 million, a decrease of $2.0 million, or 61%, from the $3.2 million reported for the second quarter of 2001. Loans past due 90 days or more, nonaccrual loans and restructured loans at June 30, 2002 totaled $52.6 million. This represented an increase of $1.0 million, or 2%, over the $51.5 million reported at year-end 2001. Loans past due 90 days or more at quarter-end totaled $5.5 million, down $8.1 million, or 60%, from year-end 2001. Nonaccrual loans at quarter-end were $47.1 million, $9.1 million, or 24%, above the $38.0 million of nonaccrual loans at year-end 2001. At June 30, 2002, no loans were classified as restructured, compared with $375,000 of loans at year-end 2001. Other real estate owned (OREO) at quarter-end was $352,000, down $46,000, or 12%, from the $398,000 at year-end 2001. The overall level of nonperforming loans at the end of the second quarter of 2002 increased $9.1 million, or 23%, to $47.5 million, from their year-end level of $38.4 million.

The following table presents risk elements in the Corporation's loan portfolio:

--------------------------------------------------------------------------------------------------
(in thousands)                              June 30,2002       December 31, 2001     June 30, 2001
--------------------------------------------------------------------------------------------------
Nonaccruing loans                                  $47,124               $38,016           $36,188
--------------------------------------------------------------------------------------------------
Past due 90 days or more                             5,461                13,524             8,766
--------------------------------------------------------------------------------------------------
    Total                                          $52,585               $51,540           $44,954
--------------------------------------------------------------------------------------------------
Percent of loans at period-end                        .92%                  .94%               .85%
-------------------------------------------------------------------------------------------------
Other real estate owned                               $352                  $398              $491
---------------------------------------------------------------------------------------------------

Continued slow economic conditions or any further deterioration in markets the Corporation serves may further impair the ability of some borrowers to repay their loans in full on a timely basis. In that event, management would expect increased levels of nonperforming assets, credit losses and provisions for loan losses. To minimize the likelihood and impact of such conditions, management continually monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industries. An integral part of this process is a regular analysis of all past due loans. At June 30, 2002, loans past due 90 days or more totaled $5.5 million, approximately 44% of which were in the Corporation's commercial loan portfolio, 35% of which were in the residential mortgage loan portfolio and 21% of which were in the consumer loan portfolio. The corresponding ratios at December 31, 2001 were 68%, 23% and 9%, respectively. As a result of the Corporation's ongoing monitoring of its loan portfolios, at June 30, 2002, management identified approximately $45.1 million of loans about which serious doubt exists as to the borrowers' ability to continue to repay their loans on a timely basis. These loans are either currently performing in accordance with their terms or are less than 90 days past due. This compares with the $60.6 million of loans at year-end 2001 about which the Corporation had serious doubt.

In light of the current levels of past due, non-accrual and problem loans, management believes that the Corporation's reserve for loan losses is a reasonable estimate of the known and inherent losses in the loan portfolios. The Corporation's loan loss reserve methodology is sound and has provided an appropriate level of reserve adequacy over an extended period of time. The Corporation's reserve is reflective of estimated credit losses for specifically identified and estimated probable losses inherent in the remainder of the portfolio based on loan type and risk rating classification. The methodology includes an analysis of the business climate and the estimated effect on credit losses, which is the basis for an unallocated portion of the reserve assessment. The business climate includes shifts in current market conditions, loan growth in the Corporation's expansion markets, the average loan size and complexity within the portfolio, trends in delinquent payment performance, the direction of risk rating migration within the portfolio, the level of serious doubt loans, the impact of litigation and trends in bankruptcy filings. The unallocated and allocated portions of the reserve are reassessed quarterly during the regular application of the reserve methodology. At June 30, 2002, approximately $6.3 million, or 7%, of the reserve for loan losses was unallocated. This amount was unchanged from the amount of the reserve that was unallocated at year-end 2001. Loan growth has been addressed through the allocation of reserves to the new loans within the parameters of the reserve methodology. While the serious doubt level has risen, delinquency trends have declined from year-end. The percentage of loans carrying a pass rating remained high, at 95%.

CAPITAL RESOURCES

Management continues to review the Corporation's capital position and make adjustments as needed to assure that the Corporation's capital base is sufficient to satisfy existing and impending regulatory requirements, as well as to meet appropriate standards of safety and provide for future growth. The Corporation's capital increased in the first half of 2002 due primarily to increased earnings and the issuance of shares in the acquisition of Balentine Holdings. The Corporation's annualized capital generation rate for the first half of this year was 10.0%, a decrease from the 10.75% reported for 2001. Earnings for the first six months of 2002 of $66.3 million, net of $32.5 million in cash dividends, added $33.8 million to the Corporation's capital. An additional $19.1 million was provided by the issuance of shares under employment benefit plans and the acquisition of Balentine. The rise in the market value of the Corporation's available-for-sale investment portfolio increased equity by $3.3 million, while the acquisition of treasury stock reduced equity by $14.2 million.

The Federal Reserve Board's risk-based capital guidelines establish the minimum levels of capital for a bank holding company. The guidelines are intended to reflect the varying degrees of risk associated with different balance sheet and off-balance-sheet items. The Corporation has calculated its capital position under the risk-based capital guidelines. At June 30, 2002, the Corporation's total risk-based capital ratio was 10.94%, compared with 11.16% reported at year-end 2001. The Corporation's Tier 1 risk-based capital ratio at that date was 7.67%, compared with 7.78% reported at year-end 2001, and its Tier 1 leverage capital ratio was 6.53%, compared with 6.49% reported at year-end 2001. Each of these ratios exceeded the minimum levels required for adequately capitalized institutions of 8%, 4% and 4%, respectively, as well as the levels required for well-capitalized institutions of 10%, 6% and 5%, respectively.

In April 2002, the Corporation's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, which was paid on June 17, 2002 to stockholders of record on June 3, 2002. In addition, the Board of Directors increased the quarterly dividend to $0.255 per share on a post-split basis. This marked the twenty-first consecutive year of increased cash dividends.

In April 2002, the Corporation's Board of Directors also authorized a new 8,000,000-share (post split) buyback program that will commence at the completion of its current program, which has 103,290 shares remaining. At June 30, 2002, 7,896,710 shares had been bought under the current program at a cost of $197.4 million.

INFLATION

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

None.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model generally employs interest rate scenarios in which interest rates gradually move up or down 250 basis points over one year. As of June 30, 2002, the declining rate scenario gradually moves down 175 basis points until the federal funds rate equals zero. This change ensures that negative rates are not created within the simulation model. The rising rate scenario remains unchanged and gradually increases 250 basis points. The simulation model projects, as of June 30, 2002, that a gradual 250 basis point increase in market interest rates would increase net interest income by 6.51% over a one-year period. This compares to an increase of 2.57% as measured at December 31, 2001. If interest rates were to decrease gradually 175 basis points, the simulation model projects, as of June 30, 2002, that net interest income would decrease 7.76% over a one-year period. This compares to a decrease of 5.18% that the simulation projected would occur on a gradual 175-basis-point decline in market interest rates as measured at December 31, 2001. The Corporation's objective is to keep any interest rate imbalance from reducing net interest income by 10% or more within a one-year period, as projected by the simulation model. If it is determined that a course of action is necessary based on the simulation model, strategies will be developed and presented to the Corporation's Board of Directors.

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

         Item 2 - Change In Securities and Use of Proceeds
                  Not Applicable

         Item 3 - Defaults Upon Senior Securities
                  Not Applicable

         Item 4 - Submission of Matters to a Vote of Security Holders

                 At the Corporation's Annual Shareholders' Meeting held on April 18, 2002 (the "Annual Meeting"), the nominees for directors of the Corporation proposed were elected. The votes cast for those nominees were as follows:

                                                For                     Withheld
                                            ------------                --------
Carolyn S. Burger                           26,759,035                  447,818
Robert V. A. Harra, Jr.                     27,089,967                  116,886
Rex L. Mears                                26,942,936                  263,917
Robert W. Tunnell, Jr.                      27,058,287                  148,566

                  The following individuals also continue to serve as directors of the Corporation:

                           Betsy S. Atkins
                           Ted T. Cecala
                           Richard R. Collins
                           Charles S. Crompton, Jr.
                           Edward B. du Pont
                           R. Keith Elliott
                           Deborah I. Fine
                           Hugh E. Miller
                           Stacey J. Mobley
                           David P. Roselle
                           H. Rodney Sharp III
                           Thomas P. Sweeney

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

         Item 5 - Other Information
                  Not Applicable

         Item 6 - Exhibits and Reports on Form 8-K

Exhibit  Exhibit
Number   -------
------
3.1      Amended and Restated Certificate of Incorporation of the Corporation(1)

3.2      Amended and Restated Bylaws of the Corporation(2)

10.44    Amended and Restated Limited Liability Company Agreement of Cramer
         Rosenthal McGlynn, LLC dated as of January 1, 2001(3)

10.45    Amendment to the Amended and Restated Limited Liability Company
         Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002(3)

10.46    Amendment to the Amended and Restated Limited Liability Company
         Agreement of Cramer Rosenthal McGlynn, LLC dated June 28, 2002 (3)

10.47    Amended and Restated Limited Liability Company Agreement of Roxbury
         Capital Management, LLC dated as of July 31, 1998 (3)

10.48    First Amendment to the Amended and Restated Limited Liability Company
         Agreement of Roxbury Capital Management, LLC(3)

10.49    Second Amendment to the Amended and Restated Limited Liability Company
         Agreement of Roxbury Capital Management, LLC dated as of March 10,
         2001(3)

10.50    Third Amendment to the Amended and Restated Limited Liability Company
         Agreement of Roxbury Capital Management, LLC (3)

10.51    Merger Agreement among Balentine Holdings, Inc., Robert M. Balentine,
         B. Clayton Rolader, Jeffrey P. Adams, Robert E. Reiser, Jr., Gary B.
         Martin, Wesley A. French, Michael E. Wolf, The 1999 Balentine Family
         Trust, The Robert M. Balentine Insurance Trust, WTC Merger Subsidiary,
         Inc., WT Investments, Inc. and Wilmington Trust Corporation dated as of
         October 23, 2001(3)

10.52    Amended and Restated Limited Liability Company Agreement of Balentine
         Delaware Holding Company, LLC dated as of January 2, 2002(3)

10.53    Agreement for the Sale and Purchase of SPV Management Limited dated
         January 1, 2002 by and among Anthony Francis Raikes and Piers Minoprio and Wilmington Trust (UK) Limited and Wilmington Trust Corporation(3)

------------------------------

(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed March 30, 1996.
(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.
(3)   Filed herewith.

         The Corporation filed a report on Form 8-K on April 25, 2002 reporting certain developments under Item 5.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   /s/ Ted T. Cecala
Date: August 13, 2002            ---------------------------------
                                 Name:    Ted T. Cecala
                                 Title:   Chairman and Chief Executive Officer
                                          (Authorized Officer )

                                   /s/ David R. Gibson
                                 ---------------------------------
                                 Name:    David R. Gibson
                                 Title:   Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

The undersigned certify that, to their knowledge, the Form 10-Q of Wilmington Trust Corporation (the "Corporation") for the second quarter of 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in that report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

                                  /s/ Ted. T. Cecala
                                 ----------------------------------------------
                                 Ted. T. Cecala
                                 Chairman and Chief Executive Officer

                                  /s/ David R. Gibson
                                 ----------------------------------------------
                                 David R. Gibson
                                 Executive Vice President and
                                 Chief Financial Officer