Form 10-Q
period 2002-09-30
WILMINGTON TRUST CORP
filed 2002-11-14
CIK 872821

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the Quarterly Period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For The Transition Period From _________ to ___________

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 2002 - 65,568,355 shares

Wilmington Trust Corporation and Subsidiaries

Form 10-Q

Index

                                                                                         Page
                                                                                         ----
Part I.  Financial Information

         Item 1 - Financial Statements (unaudited)

                  Consolidated Statements of Condition                                     1
                  Consolidated Statements of Income                                        3
                  Consolidated Statements of Cash Flows                                    5
                  Notes to Consolidated Financial Statements                               7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               17

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk              33

         Item 4 - Controls and Procedures                                                 34

Part II. Other Information

         Item 1 - Legal Proceedings                                                       35
         Item 2 - Changes in Securities and Use of Proceeds                               35
         Item 3 - Defaults Upon Senior Securities                                         35
         Item 4 - Submission of Matters to a Vote of Security Holders                     35
         Item 5 - Other Information                                                       35
         Item 6 - Exhibits and Reports on Form 8-K                                        35

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                     -------------------------------
                                                                                     September 30,      December 31,
(in thousands)                                                                            2002              2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $  253,106        $  210,104
                                                                                       ---------------------------
Federal funds sold and securities purchased under agreements to resell                   105,381           104,999
                                                                                       ---------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                             750,685           759,382
       Obligations of state and political subdivisions                                    13,072            12,970
       Other securities                                                                  575,962           492,496
------------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                            1,339,719         1,264,848
                                                                                       ---------------------------
Investment securities held to maturity:
       U.S. Treasury and government agencies                                              10,297            10,593
       Obligations of state and political subdivisions                                     4,221             4,921
       Other securities                                                                      905               938
------------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $15,885 and $17,086, respectively)                                        15,423            16,452
                                                                                       ---------------------------
Loans:
       Commercial, financial and agricultural                                          2,132,965         1,861,727
       Real estate-construction                                                          450,407           400,534
       Mortgage-commercial                                                               968,993         1,009,442
       Mortgage-residential                                                              740,896           865,305
       Consumer                                                                        1,568,177         1,351,825
       Unearned income                                                                      (513)             (874)
------------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                        5,860,925         5,487,959
       Reserve for loan losses                                                           (86,744)          (80,784)
------------------------------------------------------------------------------------------------------------------
             Net loans                                                                 5,774,181         5,407,175
                                                                                       ---------------------------
Premises and equipment, net                                                              138,188           140,224
Goodwill, net of accumulated amortization
       of  $29,391 in 2002 and 2001                                                      239,454           212,851
Other intangible assets, net of accumulated amortization
       of  $7,456 in 2002 and $5,698 in 2001                                              17,517             6,819
Accrued interest receivable                                                               42,527            40,558
Other assets                                                                             115,825           114,432
------------------------------------------------------------------------------------------------------------------
             Total assets                                                             $8,041,321        $7,518,462
                                                                                       ===========================

                                                                                     ------------------------------
                                                                                     September 30,      December 31,
(in thousands)                                                                           2002              2001
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                     $  919,460        $1,258,322
       Interest-bearing:
             Savings                                                                     343,255           356,182
             Interest-bearing demand                                                   1,846,087         1,410,280
             Certificates under $100,000                                                 898,554           900,059
             Certificates $100,000 and over                                            2,089,676         1,665,942
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                            6,097,032         5,590,785
                                                                                       ---------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                              787,280           828,261
       U.S. Treasury demand                                                               91,671            94,871
       Line of credit                                                                     27,200            33,500
------------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                                 906,151           956,632
                                                                                       ---------------------------
Accrued interest payable                                                                  38,424            34,540
Other liabilities                                                                         99,939            93,475
Long-term debt                                                                           160,500           160,500
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                         7,302,046         6,835,932
                                                                                       ---------------------------
Minority interest                                                                             14                --
                                                                                       ---------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346*                                       78,528            39,264
       Capital surplus                                                                    48,073            78,190
       Retained earnings                                                                 868,630           817,017
       Accumulated other comprehensive income                                             13,636            10,078
------------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                           1,008,867           944,549
       Less:  Treasury stock, at cost, 12,959,991* and
                   13,127,912* shares, respectively                                     (269,606)         (262,019)
------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                  739,261           682,530
                                                                                       ---------------------------
             Total liabilities and stockholders' equity                               $8,041,321        $7,518,462
                                                                                       ===========================

*Revised to reflect the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                         ------------------------------------------------------------
                                                          For the three months ended       For the nine months ended
                                                                  September 30,                   September 30,
                                                         ------------------------------------------------------------
(in thousands; except per share data)                       2002            2001              2002            2001
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                $ 84,470        $ 96,350          $249,590        $303,162
Interest and dividends on investment securities:
     Taxable interest                                       13,828          16,562            40,882          53,766
     Tax-exempt interest                                       242             255               735           1,608
     Dividends                                               1,474           1,673             4,391           5,418
Interest on federal funds sold and securities
     purchased under agreements to resell                      116             356               336             841
--------------------------------------------------------------------------------------------------------------------
     Total interest income                                 100,130         115,196           295,934         364,795
                                                           ---------------------------------------------------------
Interest on deposits                                        22,851          35,510            67,256         123,323
Interest on short-term borrowings                            3,782          11,039            14,144          40,099
Interest on long-term debt                                   2,653           2,771             7,942           8,290
--------------------------------------------------------------------------------------------------------------------
     Total interest expense                                 29,286          49,320            89,342         171,712
                                                           ---------------------------------------------------------
Net interest income                                         70,844          65,876           206,592         193,083
Provision for loan losses                                   (5,100)         (5,300)          (16,457)        (15,250)
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                   65,744          60,576           190,135         177,833
                                                           ---------------------------------------------------------
OTHER INCOME
Advisory fees                                               51,928          43,804           155,824         129,849
Service charges on deposit accounts                          7,833           6,975            22,115          20,004
Loan fees and late charges                                   2,152           1,865             5,649           5,183
Card fees                                                    2,615           2,572             7,763           7,519
Securities gains                                                --               2                --             784
Other operating income                                         901             622             3,088           4,054
--------------------------------------------------------------------------------------------------------------------
     Total other income                                     65,429          55,840           194,439         167,393
                                                           ---------------------------------------------------------
     Net interest and other income                         131,173         116,416           384,574         345,226
                                                           ---------------------------------------------------------
OTHER EXPENSE
Salaries and employment benefits                            45,515          40,724           137,056         123,966
Net occupancy                                                5,361           4,092            14,776          12,177
Furniture and equipment                                      6,772           5,811            20,132          17,269
Stationery and supplies                                      1,399           1,534             4,189           4,220
Advertising and contributions                                2,074           2,438             6,707           6,766
Servicing and consulting fees                                3,255           1,981             8,778           6,447
Travel, entertainment and training                           1,955           1,482             5,503           4,432
Originating and processing fees                              1,742           1,911             5,300           5,242

Other operating expense                                      9,023           8,885            25,789          24,537
--------------------------------------------------------------------------------------------------------------------
     Total other expense                                    77,096          68,858           228,230         205,056
                                                           ---------------------------------------------------------
NET INCOME
     Income before income taxes, minority
         interest and cumulative effect of change
         in accounting principle                            54,077          47,558           156,344         140,170
Income tax expense                                          19,369          16,305            55,101          47,868
--------------------------------------------------------------------------------------------------------------------
     Net income before minority interest and
         cumulative effect of change in
         accounting principle                               34,708          31,253           101,243          92,302
Minority interest                                              182              --               384              --
--------------------------------------------------------------------------------------------------------------------
     Net income before cumulative effect of
         change in accounting principle                     34,526          31,253           100,859          92,302
Cumulative effect of change in accounting
     principle (net of income taxes of $584)                    --              --                --           1,130
--------------------------------------------------------------------------------------------------------------------
     Net income                                           $ 34,526        $ 31,253          $100,859        $ 93,432
                                                           =========================================================
Net income per share - basic:
     Before cumulative effect of change in
         accounting principle                             $   0.53        $   0.48*         $   1.54        $   1.42*
     Cumulative effect of change in
         accounting principle                                   --              --                --            0.02*
--------------------------------------------------------------------------------------------------------------------
     Net income per share - basic                         $   0.53        $   0.48*         $   1.54        $   1.44*
                                                           =========================================================
Net income per share - diluted:
     Before cumulative effect of change in
         accounting principle                             $   0.52        $   0.48*         $   1.52        $   1.40*
     Cumulative effect of change in
         accounting principle                                   --              --                --            0.02*
--------------------------------------------------------------------------------------------------------------------
     Net income per share - diluted                       $   0.52        $   0.48*         $   1.52        $   1.42*
                                                           =========================================================
     Weighted average shares outstanding:
          basic                                             65,631          65,268*           65,628          65,076*
          diluted                                           66,174          66,076*           66,354          65,913*

*Revised to reflect the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                       ---------------------------
                                                                                        For the nine months ended
                                                                                              September 30,
(in thousands)                                                                            2002              2001
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                        $ 100,859         $  93,432
     Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for loan losses                                                  16,457            15,250
               Provision for depreciation                                                 16,350            13,494
               Amortization of goodwill and other intangible assets                        1,760             7,463
               Minority interest in net income                                                14                --
               Compensation expense - nonemployee stock options                               89                --
               Amortization of investment securities available for sale
                    discounts and premiums                                                12,978             7,890
               Amortization of investment securities held to maturity
                    discounts and premiums                                                     5                 5
               Deferred income taxes                                                      (1,199)            2,506
               Originations of residential mortgages available for sale                  (90,903)          (65,686)
               Gross proceeds from sales of loans                                         92,367            66,326
               Gains on sales of loans                                                    (1,464)             (640)
               Securities gains                                                               --              (784)
               Increase in other assets                                                   (9,312)          (22,427)
               Increase/(decrease) in other liabilities                                    9,504            (4,186)
------------------------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities                          147,505           112,643
                                                                                        --------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                         685            38,191
     Proceeds from maturities of investment securities available for sale                581,669           329,399
     Proceeds from maturities of investment securities held to maturity                    1,124             3,877
     Purchases of investment securities available for sale                              (664,578)         (158,725)
     Purchases of investment securities held to maturity                                    (100)               --
     Investments in affiliates                                                           (16,874)          (36,279)
     Cash paid for purchase of subsidiary                                                 (6,356)               --
     Purchases of loans                                                                   (3,314)          (10,093)
     Net increase in loans                                                              (380,149)          (73,841)
     Net increase in premises and equipment                                              (14,314)          (23,620)
------------------------------------------------------------------------------------------------------------------
                      Net cash (used for)/provided by investing activities              (502,207)           68,909
                                                                                        --------------------------
FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and interest-bearing
          demand deposits                                                                 84,018           (23,307)
     Net increase in certificates of deposit                                             422,229           202,569
     Net decrease in federal funds purchased and securities sold
          under agreements to repurchase                                                 (40,981)         (243,744)
     Net (decrease)/increase in U.S. Treasury demand                                      (3,200)           50,153
     Net (decrease)/increase in line of credit                                            (6,300)            6,500
     Cash dividends                                                                      (49,246)          (45,847)
     Proceeds from common stock issued under employment benefit

          plans, net of income taxes                                                       9,268            11,825
     Payments for common stock acquired through buybacks                                 (17,740)           (2,223)
------------------------------------------------------------------------------------------------------------------
                        Net cash provided by/(used for) financing activities             398,048           (44,074)
                                                                                        --------------------------
     Effect of foreign currency translation on cash                                           38                --
                                                                                        --------------------------
     Increase in cash and cash equivalents                                                43,384           137,478
     Cash and cash equivalents at beginning of period                                    315,103           273,994
------------------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                     $ 358,487         $ 411,472
                                                                                        ==========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                   $  85,458         $ 170,649
            Taxes                                                                         54,104            49,135
     Loans transferred during the period:
            To other real estate owned                                                 $     373         $     929
            From other real estate owned                                                     437               939
     Common stock issued for purchase of subsidiary                                    $   8,836         $      --

     See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Accounting and Reporting Policies

The accounting and reporting policies of Wilmington Trust Corporation (the "Corporation"), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. ("WTI"), Rodney Square Management Corporation and Wilmington Trust (UK) Limited, conform to accounting principles generally accepted in the United States of America ("GAAP") and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2001.

Note 2 - Comprehensive Income

The following table depicts other comprehensive income as required by Statement of Financial Accounting Standards ("SFAS") No. 130:

                                                                                    -------------------------
                                                                                    For the nine months ended
                                                                                           September 30,
                                                                                    -------------------------
(in thousands)                                                                         2002            2001
-------------------------------------------------------------------------------------------------------------
Net income                                                                           $100,859        $ 93,432
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                                     3,601          20,890
Reclassification adjustment for securities gains included in net income                    --            (502)
Net unrealized holding gains arising during the period on derivatives
     used for cash flow hedge                                                              --             870
Reclassification adjustment for derivitive gains included in net income                  (152)            (59)
Foreign currency translation adjustments                                                  109              --
                                                                                      -----------------------
Total comprehensive income                                                           $104,417        $114,631
                                                                                      =======================

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                         ----------------------------------------------------------
                                                         For the three months ended       For the nine months ended
                                                                 September 30,                   September 30,
                                                         -----------------------------------------------------------
(in thousands; except per share data)                         2002            2001           2002              2001
--------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income before cumulative effect of
        change in accounting principle                      $34,526         $31,253        $100,859          $92,302
     Cumulative effect of change in accounting
        principle (net of income taxes of $584)                  --              --              --            1,130
--------------------------------------------------------------------------------------------------------------------
     Net income                                             $34,526         $31,253        $100,859          $93,432
--------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
        share - weighted-average shares                      65,631          65,268          65,628           65,076
--------------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
        Employee stock options                                  543             808             726              837
--------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
        share - adjusted weighted-average
        shares and assumed conversions                       66,174          66,076          66,354           65,913
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share
     Before cumulative effect of change in
        accounting principle                                $  0.53         $  0.48*       $   1.54          $  1.42*
     Cumulative effect of change in
        accounting principle                                     --              --              --             0.02*
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                    $  0.53         $  0.48*       $   1.54          $  1.44*
====================================================================================================================
Diluted earnings per share
     Before cumulative effect of change in                  $  0.52         $  0.48*       $   1.52          $  1.40*
        accounting principle
     Cumulative effect of change in
        accounting principle                                     --              --              --             0.02*
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                  $  0.52         $  0.48*       $   1.52          $  1.42*
====================================================================================================================
Cash dividends per share                                    $ 0.255         $  0.24*       $   0.75          $ 0.705*

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

The advisory fee-based segment includes private client advisory services, asset management, mutual fund, corporate client services to individuals and corporations in the United States and more than 50 other countries and the results of Balentine & Company. Private client advisory service activities include investment management, trust services, private banking, estate settlement, financial planning and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC. Corporate client services include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies and corporate management services.

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

Financial data by segment for September 30, 2002 vs September 30, 2001 is as follows:

---------------------------------------------------------------------------------------------------------
                                                                 Banking        Fee-Based
Quarter ended September 30, 2002 (in thousands)                  Business        Business        Totals
---------------------------------------------------------------------------------------------------------
Net interest income                                            $   68,119      $    2,725      $   70,844
Provision for loan losses                                          (4,963)           (137)         (5,100)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                                63,156           2,588          65,744
Total advisory fees:
     Private client advisory services                               2,554          27,875          30,429
     Corporate client services                                        750          17,179          17,929
     Affiliate managers                                                --           4,214           4,214
     Amortization of other intangibles                                 --            (644)           (644)
Other operating income                                             13,246             255          13,501
Securities gains                                                       --              --              --
---------------------------------------------------------------------------------------------------------
Net interest and other income                                      79,706          51,467         131,173
Other expense                                                     (39,121)        (37,975)        (77,096)
---------------------------------------------------------------------------------------------------------
Segment profit from operations                                     40,585          13,492          54,077
Segment gain from infrequent events                                    --              --              --
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                             $   40,585      $   13,492      $   54,077
=========================================================================================================

Intersegment revenue                                           $       --      $       --      $       --
Depreciation and amortization                                       3,308           3,108           6,416
Investment in equity method investees                                  --         242,184         242,184
Segment average assets                                          6,300,703       1,452,597       7,753,300

Quarter ended September 30, 2001 (in thousands)
---------------------------------------------------------------------------------------------------------
Net interest income                                            $   57,546      $    8,330      $   65,876
Provision for loan losses                                          (5,054)           (246)         (5,300)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                                52,492           8,084          60,576
Total advisory fees:
     Private client advisory services                               1,429          24,155          25,584
     Corporate client services                                        822          13,980          14,802
     Affiliate managers                                                --           5,550           5,550
     Amortization of other intangibles and goodwill                    --          (2,132)         (2,132)
Other operating income                                             12,170            (136)         12,034
Securities gains                                                        2              --               2
---------------------------------------------------------------------------------------------------------
Net interest and other income                                      66,915          49,501         116,416
Other expense                                                     (37,285)        (31,573)        (68,858)
---------------------------------------------------------------------------------------------------------
Segment profit from operations                                     29,630          17,928          47,558
Segment gain from infrequent events                                    --              --              --
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                             $   29,630      $   17,928      $   47,558
=========================================================================================================

Intersegment revenue                                           $       --      $       --      $       --
Depreciation and amortization                                       3,088           1,832           4,920
Investment in equity method investees                                  --         215,744         215,744
Segment average assets                                          5,828,424       1,384,702       7,213,126

---------------------------------------------------------------------------------------------------------
                                                                 Banking        Fee-Based
Year-to-Date September 30, 2002 (in thousands)                   Business        Business        Totals
---------------------------------------------------------------------------------------------------------
Net interest income                                            $  185,509      $   21,083      $  206,592
Provision for loan losses                                         (16,075)           (382)        (16,457)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                               169,434          20,701         190,135
Total advisory fees:
     Private client advisory services                               6,097          85,716          91,813
     Corporate client services                                      2,321          46,079          48,400
     Affiliate managers                                                --          16,496          16,496
     Amortization of other intangibles                                 --            (885)           (885)
Other operating income                                             36,895           1,720          38,615
Securities gains                                                       --              --              --
---------------------------------------------------------------------------------------------------------

Net interest and other income                                     214,747         169,827         384,574
Other expense                                                    (115,163)       (113,067)       (228,230)
---------------------------------------------------------------------------------------------------------
Segment profit from operations                                     99,584          56,760         156,344
Segment gain from infrequent events                                    --              --              --
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                             $   99,584      $   56,760      $  156,344
=========================================================================================================
Intersegment revenue                                           $       --      $       --      $       --
Depreciation and amortization                                      10,168           8,518          18,686
Investment in equity method investees                                  --         242,184         242,184
Segment average assets                                          6,135,270       1,414,459       7,549,729

Year-to-Date September 30, 2001 (in thousands)
---------------------------------------------------------------------------------------------------------
Net interest income                                            $  169,205      $   23,878       $ 193,083
Provision for loan losses                                         (14,901)           (349)        (15,250)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                               154,304          23,529         177,833
Total advisory fees:
     Private client advisory services                               4,701          73,437          78,138
     Corporate client services                                      1,773          39,664          41,437
     Affiliate managers                                                --          16,469          16,469
     Amortization of other intangibles and goodwill                    --          (6,195)         (6,195)
Other operating income                                             34,697           2,063          36,760
Securities gains                                                      784              --             784
---------------------------------------------------------------------------------------------------------
Net interest and other income                                     196,259         148,967         345,226
Other expense                                                    (109,668)        (95,388)       (205,056)
---------------------------------------------------------------------------------------------------------
Segment profit from operations                                     86,591          53,579         140,170
Segment gain from infrequent events                                 1,714              --           1,714
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                             $   88,305      $   53,579      $  141,884
=========================================================================================================

Intersegment revenue                                           $       --      $       --      $       --
Depreciation and amortization                                       9,098           5,302          14,400
Investment in equity method investees                                  --         215,744         215,744
Segment average assets                                          5,816,388       1,381,843       7,198,231

Note 5 - Accounting Pronouncements

Asset Retirement Obligations
----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its consolidated earnings, financial condition or equity.

Impairment or Disposal of Long-Lived Assets
-------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, SFAS No. 144 retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial
Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement did not have an impact on the Corporation's consolidated earnings, financial condition or equity.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
----------------------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," along with rescinding SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amending SFAS No. 13, "Accounting for Leases." SFAS No. 145 (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt and (3) makes certain other technical corrections.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 apply in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. The adoption of this Statement did not have an impact on the Corporation's consolidated earnings, financial condition or equity.

Costs Associated with Exit or Disposal Activities
-------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its consolidated earnings, financial condition or equity.

Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No.9
--------------------------------------------------------------------------------

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9. Except for transactions between two or more mutual institutions, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Accordingly, the requirement in paragraph 5 of SFAS No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions of businesses within the scope of this Statement. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test, impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

With some exceptions, the requirements of SFAS No. 147 are effective October 1, 2002. The Corporation does not expect the adoption of this Statement to have an impact on its consolidated earnings, financial condition or equity.

Note 6 - Derivative and Hedging Activities

The Corporation previously has entered into interest rate swap and interest rate floor contracts in managing interest rate risk to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans.

Swaps are contracts to exchange, at specified intervals, the difference between fixed- and floating-rate interest amounts computed on contractual notional principal amounts.

Floors are contracts that generate interest payments to the Corporation based on the difference between the floating rate index and a predetermined strike rate of the specific floor when the index is below the strike rate. When the index is equal to or above the strike rate, no payments are made or received by the Corporation.

Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing the hedge's effectiveness and are recorded to "Other Operating Income" in the Consolidated Statements of Income. Changes in the fair value that are determined to be ineffective are also recorded to "Other Operating Income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "Other Comprehensive Income" in the Consolidated Statements of Condition. For the third quarter of 2002, approximately $77,000 of gains in "Accumulated Other Comprehensive Income" were reclassified to earnings. During the 12 months ending September 30, 2003, approximately $308,000 of gains in "Accumulated Other Comprehensive Income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Note 7 - Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets at September 30, 2002 is as follows:

                                                     -------------------------------------------------------
                                                                     As of September 30, 2002
                                                     -------------------------------------------------------
                                                     Gross carrying          Accumulated        Net carrying
(in thousands)                                           amount              amortization          amount
------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)                               $  268,845             $  29,391           $  239,454
                                                        ====================================================
Other intangibles
Amortizing:
    Mortgage servicing rights                          $    5,366             $   3,011           $    2,355
    Customer lists                                         14,780                 2,660               12,120
    Acquisition costs                                       1,635                 1,382                  253
    Other intangibles                                         478                   403                   75
Nonamortizing
     Other intangible assets                                2,714                    --                2,714
                                                        ----------------------------------------------------
Total other intangibles                                $   24,973             $   7,456           $   17,517
                                                        ====================================================

Amortization expense of other intangible assets for the nine months ended September 30, 2002 is as follows:

                                                                                          ------------------
                                                                                             For the nine
                                                                                             months ended
(in thousands)                                                                            September 30, 2002
------------------------------------------------------------------------------------------------------------
Amortization expense                                                                           $  1,760

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in thousands)
-------------------------------------------------------------------------------------------------------
For the year ended December 31, 2003                                                           $  2,126
For the year ended December 31, 2004                                                              1,804
For the year ended December 31, 2005                                                              1,740
For the year ended December 31, 2006                                                              1,288
For the year ended December 31, 2007                                                              1,044

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                                           -------------------------------------------------
                                                            Banking            Fee-Based
(in thousands)                                             Business            Business              Total
------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                              $  3,752           $  209,099          $  212,851
Goodwill acquired                                                --               27,754              27,754
Impairment loss                                                  --               (1,151)             (1,151)
                                                           -------------------------------------------------
Balance as of September 30, 2002                           $  3,752           $  235,702          $  239,454
                                                           =================================================

The goodwill acquired above includes $4.4 million recorded in connection with the acquisition of Balentine Holdings, Inc., $2.4 million recorded in connection with the Corporation's investment in Camden Partners Holdings, LLC and $6.4 million recorded in connection with the acquisition of SPV Management Limited.

During the first nine months of 2002, a goodwill impairment loss of $1,151,165 was recognized due to underperformance of an equity investment. This loss is recorded in the "Other operating expense" line of the Corporation's Consolidated Statements of Income and is not considered to be a transitional impairment as of January 1, 2002, the date of the Corporation's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other intangible assets acquired in the first nine months of 2002 are as follows:

                                                           -------------------------------------------------
                                                                                            Weighted average
                                                            Amount              Residual      Amortization
(in thousands)                                             Assigned              Value       period in years
------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                  $    827                --               8
Customer lists                                                9,984                --              18
Other intangibles                                             1,650                --              --
                                                            ----------------------------
Total                                                      $ 12,461                --
                                                            ============================

The following table sets forth the computation of basic and diluted earnings per share adjusted for the adoption of SFAS No. 142:

                                                      ------------------------------------------------------------
                                                       For the three months ended       For the nine months ended
                                                              September 30,                    September 30,
                                                      ------------------------------------------------------------
(in thousands, except per share amounts)                    2002            2001           2002             2001
------------------------------------------------------------------------------------------------------------------
Reported net income                                      $  34,526       $  31,253      $  100,859       $  93,432
Add back: goodwill amortization                                 --           2,225              --           6,475
Tax effect                                                      --           (763)              --         (2,211)
                                                          --------------------------------------------------------
Adjusted net income                                      $  34,526       $  32,715      $  100,859       $  97,696
                                                          ========================================================

Basic earnings per share
Reported net income                                      $    0.53       $    0.48      $     1.54       $    1.44
Goodwill amortization                                           --            0.02              --            0.07
                                                          --------------------------------------------------------
Adjusted basic earnings per share                        $    0.53       $    0.50      $     1.54       $    1.51
                                                          ========================================================

Diluted earnings per share
Reported net income                                      $    0.52       $    0.48      $     1.52       $    1.42
Goodwill amortization                                           --            0.02              --            0.06
                                                          --------------------------------------------------------
Adjusted diluted earnings per share                      $    0.52       $    0.50      $     1.52       $    1.48
                                                          ========================================================

Wilmington Trust Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Net income for the third quarter of 2002 was $34.5 million, or $0.52 per share on a diluted basis, and for the first nine months of 2002 was $100.9 million, or $1.52 per share on a diluted basis. This was an 11% increase over the $31.3 million, or $0.48 per share, and an 8% increase over the $93.4 million, or $1.42 per share, reported for the third quarter and first nine months of 2001, respectively. The 2001 results included a $1.1 million after-tax adjustment, or $0.02 per share, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities."

These results reflect the Corporation's continued growth in each of its core businesses in a quarter during which economic uncertainty escalated and equity markets reached their lowest levels in more than five years.

Combined assets under management at quarter-end were $29.1 billion, with approximately two-thirds of those assets managed by the Corporation and the remainder managed by its affiliate asset managers.

Improvement was realized in the major components of the Corporation's revenue as net interest income for the third quarter improved $5.0 million, or 8%, to $70.8 million, while noninterest revenues rose $9.6 million, or 17%, to $65.4 million. For the first three quarters of 2002, net interest income was up $13.5 million, or 7%, while noninterest revenues were up $27.0 million, or 16%.

The quarterly provision for loan losses was $5.1 million, down 4% from the $5.3 million reported for the third quarter of 2001. The provision for the first three quarters of 2002 was $16.5 million, 8% above the $15.3 million provision for the corresponding period last year.

Operating expenses for the third quarter of 2002 increased $8.2 million, or 12%, over those for the third quarter of 2001, to $77.1 million, and included the consolidation of the results of Balentine Holdings and SPV Management with the Corporation.

These results produced an annualized return on average stockholders' equity of 18.93% and a return on average assets of 1.79%. These ratios compare with 19.87% and 1.74%, respectively, for the first nine months of 2001.

STATEMENT OF CONDITION

Total banking assets at September 30, 2002 were $8.04 billion, up $522.9 million, or 7%, from year-end 2001 due to higher balances in loans and short-term investments. Loan balances increased $373.0 million, or 7%, while investments increased $73.8 million, or 6%.

The investment portfolio at September 30, 2002 was $1.36 billion, up $73.8 million, or 6%, from its year-end 2001 level of $1.28 billion, as the portfolio size was increased to offset the effects of anticipated maturities and calls.

The loan portfolio during the first nine months of 2002 increased $373.0 million, or 7%, to $5.86 billion, as the relative health of the Delaware Valley economy has produced higher-than-expected growth in the Corporation's regional banking business. Commercial, financial and agricultural loans increased $271.2 million, or 15%, reaching $2.13 billion. Approximately 97% of this growth originated in the Delaware Valley markets. Consumer loans increased $216.4 million, or 16%, to $1.57 billion due to increased demand for collateralized lending, automobile financings and home equity loans. Approximately 74% of this growth originated in the Delaware Valley markets. Real estate construction loans increased $49.9 million, or 12%, to $450.4 million as low interest rates continue to spark housing demand. Virtually all of this increase originated in the Delaware Valley markets. Residential mortgage loans have declined $124.4 million during the first nine months due to paydowns, refinancings and sales of residential mortgage loans into the secondary markets. During the first nine months of 2002, $90.9 million in residential mortgage loans have been originated and sold into the secondary markets. Commercial mortgage loans over the same nine-month period have declined $40.4 million, or 4%, due to paydowns and refinancings.

The reserve for loan losses at September 30, 2002 was $86.7 million, or 1.48% of period-end loans outstanding. This compares with $80.8 million, or 1.47% of period-end loans outstanding, at year-end 2001 and $86.6 million, or 1.51% of period-end loans outstanding, at June 30, 2002. The third quarter loan loss provision was $5.1 million, bringing the year-to-date provision to $16.5 million.

The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," has modified the balance sheet presentation of these items from prior periods. Prior periods have been adjusted to conform to the presentation requirements of the new pronouncement. At September 30, 2002, goodwill was $239.5 million, an increase of $26.6 million, or 12%, over the reclassified $212.9 million reported at December 31, 2001. This increase was associated with the Corporation's investments in Camden Partners Holdings, LLC, a Baltimore-based private equity firm, Balentine Holdings, Inc., an Atlanta-based investment counseling firm, and SPV Management Limited, a London-based specialty financial services firm. Other intangibles, previously reported as a component of other assets, were $17.5 million at September 30, 2002, an increase of $10.7 million, or 157%, over the $6.8 million at December 31, 2001. This increase over the year-end amount was attributable to costs associated with the aforementioned investments. Other intangibles include items such as acquired customer lists, acquisition costs, mortgage servicing rights and other items, which will continue to be amortized under the new accounting pronouncement.

Accrued interest receivable at September 30, 2002 was $42.5 million, $2.0 million, or 5%, above the $40.6 million reported at year-end 2001. This increase was primarily due to interest income recorded but not yet received on investment securities and commercial loans.

Total deposits at September 30, 2002 were $6.1 billion, $506.2 million, or 9%, over the 2001 year-end level. Core deposits, excluding certificates $100,000 and over, rose $82.5 million, or 2%, to $4.0 billion. A decline in noninterest-bearing demand and savings account balances of $338.9 million, or 27%, to $919.5 million was more than offset by an increase in interest-bearing demand and savings account balances of $422.9 million, or 24%, to $2.19 billion. Certificates of deposit $100,000 and over increased $423.7 million, or 25%, to $2.09 billion.

Short-term borrowings at September 30, 2002 were $906.2 million, a decrease of $50.5 million, or 5%, from $956.6 million at December 31, 2001. Federal funds purchased and securities sold under agreements to repurchase at quarter-end were $787.3 million, a $41.0 million, or 5%, decrease from the $828.3 million at year-end 2001. U.S. Treasury demand balances declined $3.2 million, or 3%, from the year-end level of $94.9 million.

Stockholders' equity at September 30, 2002 was $739.3 million, a $56.7 million, or 8%, increase over the $682.5 million at year-end 2001. Earnings of $100.9 million, coupled with $19.3 million of stock issued and a $3.6 million, net of tax, improvement in the market value of securities held for sale were partially offset by cash dividends of $49.2 million and treasury stock acquisitions of $17.7 million.

NET INTEREST INCOME

Net interest income is the difference between interest income received on earning assets, such as loans and investment securities, and interest expense paid on liabilities, such as deposits and short-term borrowings. Changes in interest rates and the relative levels of earning assets and interest-bearing liabilities held by the Corporation affect its net interest margin and the resulting net interest income. The net interest margin is determined by dividing fully tax-equivalent ("FTE") net interest income by average total earning assets.

The Corporation's net interest income for the third quarter of 2002, on an FTE basis, was $72.1 million, an increase of $4.6 million, or 7%, over that for the third quarter of 2001. For the first nine months of 2002, net interest income was $210.4 million, an increase of $12.1 million, or 6%, above that for the corresponding period of last year. The Corporation's net interest margin for the third quarter and first nine months of 2002 was 4.02% and 4.05%, respectively. This was a decrease of 5 basis points from the third quarter of 2001 and an increase of 6 basis points over the 3.99% reported for the first nine months of 2001. The Federal Reserve Board lowered short-term interest rates 11 times during 2001, reducing the discount rate to 1.25%, 475 basis points below the 6.00% at which it began the year. For the first nine months of 2002, the discount rate averaged 1.25%, 274 basis points below the 3.99% averaged for the first nine months of 2001. These rate reductions have caused both interest revenue and interest expense to decline.

Interest revenue (FTE) for the first nine months of 2002 totaled $299.8 million, a decrease of $70.2 million, or 19%, below the $370.0 million reported for the first nine months of 2001. Interest revenue declined $90.2 million, as the average rate earned on the Corporation's assets fell 168 basis points to 5.76%, while interest revenues increased $19.9 million due to a $321.6 million increase in the average level of earning assets to $6.91 billion. The Corporation's average prime lending rate (the rate at which banks lend to their most creditworthy customers) was 4.75%, 278 basis points below the 7.53% for the first nine months of 2001.

Interest expense for the first nine months of 2002 was $89.3 million, a decrease of $82.4 million, or 48%, from the $171.7 million reported for the first nine months of 2001. Interest expense declined $86.5 million as the average rate the Corporation paid on its interest-bearing liabilities fell 174 basis points to 1.71%. This reduction in interest expense was offset in part by a $391.8 million increase in the average level of interest-bearing liabilities that increased interest expense by $4.1 million. The aforementioned reductions in the discount rate by the Federal Reserve Board were responsible for this decrease. The following tables present comparative net interest income data and a rate-volume analysis of the changes in net interest income for the third quarters and the first nine months of 2002 and 2001.

QUARTERLY ANALYSIS OF EARNINGS

                                                   2002 Third Quarter                         2001 Third Quarter
                                          ------------------------------------    -----------------------------------------
(in thousands; rates on                   Average        Income/       Average        Average        Income/        Average
 tax-equivalent basis)                    balance        expense         rate         balance        expense          rate
---------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell         $   16,413       $    116          2.77%    $   44,245       $    356           3.15%

     U.S. Treasury and government
          agencies                        764,306          8,543          4.59        746,711         10,579           5.76
     State and municipal                   17,235            371          8.97         17,988            390           9.01
     Preferred stock                       85,367          1,809          8.13         83,743          1,848           8.38
     Asset-backed securities              275,209          3,785          5.67        277,895          4,154           6.09
     Other                                188,941          1,711          3.55        156,167          2,216           5.65
----------------------------------------------------------------                   -------------------------
               Total investment
                  securities            1,331,058         16,219          4.95      1,282,504         19,187           6.05
                                        -----------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                  2,055,661         27,301          5.20      1,632,598         29,080           6.98
     Real estate-construction             448,729          5,998          5.23        429,469          7,618           6.94
     Mortgage-commercial                  986,085         15,980          6.34      1,012,506         20,007           7.74
     Mortgage-residential                 759,010         12,947          6.82        903,088         15,978           7.08
     Consumer                           1,510,788         22,802          5.97      1,281,705         24,523           7.57
----------------------------------------------------------------                   -------------------------
               Total loans              5,760,273         85,028          5.81      5,259,366         97,206           7.28
                                        -----------------------------------------------------------------------------------
               Total earning assets    $7,107,744        101,363          5.65     $6,586,115        116,749           7.02
                                        ===================================================================================
Funds supporting earning assets
     Savings                           $  355,825            224          0.25     $  345,377            572           0.66
     Interest-bearing demand            1,767,638          2,673          0.60      1,264,220          4,089           1.28
     Certificates under $100,00           891,804          7,776          3.46        919,673         11,399           4.92
     Certificates $100,000 and over     2,205,749         12,178          2.16      1,729,298         19,450           4.40
----------------------------------------------------------------                   -------------------------
               Total interest-bearing
                  deposits              5,221,016         22,851          1.72      4,258,568         35,510           3.28
                                        -----------------------------------------------------------------------------------
     Federal funds purchased an
          securities sold under
          agreements to repurchase        705,326          3,677          2.04        995,727         10,666           4.19
     U.S. Treasury demand                  27,296            105          1.51         46,609            373           3.13
----------------------------------------------------------------                   -------------------------
               Total short-term
                  borrowings              732,622          3,782          2.02      1,042,336         11,039           4.14
                                        -----------------------------------------------------------------------------------
     Long-term debt                       160,500          2,653          6.61        168,000          2,771           6.60
----------------------------------------------------------------                   -------------------------
               Total interest-bearing
                  liabilities           6,114,138         29,286          1.89      5,468,904         49,320           3.55
                                        -----------------------------------------------------------------------------------
     Other noninterest funds              993,606             --            --      1,117,211             --             --
----------------------------------------------------------------                   -------------------------
               Total funds used to
                   support earning
                   assets              $7,107,744         29,286          1.63     $6,586,115         49,320           2.95
                                        ===================================================================================

Net interest income/yield                                 72,077          4.02                          67,429         4.07
     Tax-equivalent adjustment                            (1,233)                                       (1,553)
                                                         -------                                     ---------
Net interest income                                     $ 70,844                                    $   65,876
                                                         =======                                     =========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                  Year-to-Date 2002                         Year-to-Date 2001
                                         -----------------------------------       -----------------------------------------
(in thousands; rates on                  Average        Income/        Average     Average           Income/         Average
 tax-equivalent basis)                   balance        expense          rate      balance           expense          rate
----------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell         $   16,291       $    336        2.72%    $   27,345       $    841           4.06%

     U.S. Treasury and government
          agencies                        752,869         25,977        4.70        800,958         34,833           5.86
     State and municipal                   17,395          1,127        8.96         18,459          2,468          11.10
     Preferred stock                       82,078          5,332        8.27         88,082          5,813           8.25
     Asset-backed securities              256,374         11,015        5.89        285,722         12,972           6.11
     Other                                167,301          4,554        3.55        156,187          7,333           6.22
----------------------------------------------------------------                 -------------------------
               Total investment
                  securities            1,276,017         48,005        5.08      1,349,408         63,419           6.19
                                        ---------------------------------------------------------------------------------
     Commercial, financial and
          agricultural                  1,937,001         76,998        5.24      1,622,025         92,860           7.56
     Real estate-construction             440,884         17,272        5.16        410,639         24,258           7.82
     Mortgage-commercial                1,004,613         48,917        6.42      1,002,516         62,107           8.17
     Mortgage-residential                 800,069         41,673        6.93        913,772         48,973           7.15
     Consumer                           1,439,018         66,583        6.17      1,266,591         77,551           8.16
----------------------------------------------------------------                 -------------------------
               Total loans              5,621,585        251,443        5.93      5,215,543        305,749           7.77
                                        ---------------------------------------------------------------------------------
               Total earning assets    $6,913,893        299,784        5.76     $6,592,296        370,009           7.44
                                        =================================================================================
Funds supporting earning assets
     Savings                           $  356,444            669        0.25     $  348,967          2,431           0.93
     Interest-bearing demand            1,709,104          7,768        0.61      1,283,679         15,491           1.61
     Certificates under $100,000          891,057         23,843        3.58        916,298         34,653           5.06
     Certificates $100,000 and over     1,968,805         34,976        2.34      1,760,880         70,748           5.30
----------------------------------------------------------------                 -------------------------
               Total interest-bearing
                  deposits              4,925,410         67,256        1.81      4,309,824        123,323           3.80
                                        ---------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase        805,261         13,771        2.26      1,014,367         38,833           5.05
     U.S. Treasury demand                  33,256            373        1.48         40,484          1,266           4.12
----------------------------------------------------------------                 -------------------------
               Total short-term
                  borrowings              838,517         14,144        2.22      1,054,851         40,099           5.01
                                        ---------------------------------------------------------------------------------
     Long-term debt                       160,500          7,942        6.60        168,000          8,290           6.58
----------------------------------------------------------------                 -------------------------
               Total interest-bearing
                  liabilities           5,924,427         89,342        2.00      5,532,675        171,712           4.11
                                        ---------------------------------------------------------------------------------
     Other noninterest funds              989,466             --          --      1,059,621             --             --
----------------------------------------------------------------                 -------------------------
               Total funds used to
                  support earning
                  assets               $6,913,893         89,342        1.71     $6,592,296        171,712           3.45
                                       ==================================================================================

Net interest income/yield                                210,442        4.05                       198,297           3.99
     Tax-equivalent adjustment                            (3,850)                                   (5,214)
                                                         -------                                   -------
Net interest income                                     $206,592                                  $193,083
                                                         =======                                   =======

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                        -----------------------------------------       ----------------------------------------
                                         For the three months ended September 30,        For the nine months ended September 30,
                                        -----------------------------------------       ----------------------------------------
                                                        2002/2001                                      2002/2001
                                                   Increase (Decrease)                             Increase (Decrease)
                                                    due to change in                                due to change in
                                        -----------------------------------------       -----------------------------------------
                                                1             2                              1               2
(in thousands)                                Volume         Rate          Total           Volume          Rate            Total
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell              $   (224)    $    (16)      $   (240)         $   (342)      $  (163)       $    (505)
                                             ------------------------------------------------------------------------------------

     U.S. Treasury and
          government agencies                    146       (2,182)        (2,036)           (2,442)       (6,414)          (8,856)
     State and municipal*                        (17)          (2)           (19)              (98)       (1,243)          (1,341)
     Preferred stock*                             17          (56)           (39)             (504)           23             (481)
     Asset-backed securities                    (88)         (281)          (369)           (1,546)         (411)          (1,957)
     Other*                                      508       (1,013)          (505)              641        (3,420)          (2,779)
---------------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                    566       (3,534)        (2,968)           (3,949)      (11,465)         (15,414)
                                             ------------------------------------------------------------------------------------
     Commercial, financial and
          agricultural*                        7,443       (9,222)        (1,779)           17,875       (33,737)         (15,862)
     Real estate-construction                    337       (1,957)        (1,620)            1,775        (8,761)          (6,986)
     Mortgage-commercial*                      (515)       (3,512)        (4,027)              129       (13,319)         (13,190)
     Mortgage-residential                    (2,571)         (460)        (3,031)           (6,103)       (1,197)          (7,300)
     Consumer                                  4,371       (6,092)        (1,721)           10,562       (21,530)         (10,968)
---------------------------------------------------------------------------------------------------------------------------------
               Total loans                     9,065      (21,243)       (12,178)           24,238       (78,544)         (54,306)
---------------------------------------------------------------------------------------------------------------------------------
               Total interest income        $  9,407     $(24,793)      $(15,386)         $ 19,947      $(90,172)        $(70,225)
                                             ====================================================================================
Interest expense:
     Savings                                $     17     $   (365)      $   (348)         $     52      $ (1,814)        $ (1,762)
     Interest-bearing demand                   1,624       (3,040)        (1,416)            5,142       (12,865)          (7,723)
     Certificates under $100,000                (346)      (3,277)        (3,623)             (959)       (9,851)         (10,810)

Certificates $100,000 and over                 5,357      (12,629)        (7,272)            8,387       (44,159)         (35,772)
---------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                 deposits                      6,652      (19,311)       (12,659)           12,622       (68,689)         (56,067)
                                             ------------------------------------------------------------------------------------
Federal funds purchased and
     secruities sold under
     agreements to repurchase                 (3,042)      (3,947)        (6,989)           (7,920)      (17,142)         (25,062)
U.S. Treasury demand                            (154)        (114)          (268)             (227)         (666)            (893)
---------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                 (3,196)      (4,061)        (7,257)           (8,147)      (17,808)         (25,955)
                                             ------------------------------------------------------------------------------------
Long-term debt                                  (125)           7           (118)             (370)           22             (348)
---------------------------------------------------------------------------------------------------------------------------------
               Total interest               $  3,331    $ (23,365)      $(20,034)         $  4,105      $(86,475)        $(82,370)
                  expense
                                             ====================================================================================
Changes in net interest income                                          $  4,648                                         $ 12,145
                                                                         =======                                          =======

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

NONINTEREST REVENUES AND OPERATING EXPENSES

Advisory fees consists of those fees earned from the Corporation's private client advisory services business, corporate client services and its affiliate asset managers. Advisory fees for the third quarter of 2002 were $51.9 million, an increase of $8.1 million, or 19%, over the $43.8 million reported for the third quarter of last year. For the first nine months of 2002, advisory fees were $155.8 million, an increase of $26.0 million, or 20%, over those for the first nine months of 2001. Advances in private client advisory services and corporate client services fees offset lower revenues from affiliate money managers. Revenues from private client advisory services were impacted by equity markets that reached their lowest levels in more than five years. Approximately 70% of private client advisory fees are tied to securities valuations, and fees are calculated monthly, using market values on the last day of the previous month. Based on those averages for the third quarters of 2002 and 2001, the Dow Jones Industrial Average declined 14%, the S&P 500 fell 21% and the Nasdaq Composite Index dropped 31%. For the first nine months of 2002, those indices were down 8%, 15% and 23%, respectively, from the corresponding indices for the first nine months of 2001. The percentage of operating revenues derived from these fee-based businesses continued to increase, accounting for 48.3% of operating revenues for the third quarter of 2002 compared with 46.8% for the third quarter of 2001.

---------------------------------------------------------------------------------------------------------
                                                              % of                                % of
                                                            Operating                           Operating
(in thousands)                        Nine Months 2002       Revenues      Nine Months 2001     Revenues
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net interest income                       $206,592             51%             $193,083            53%
---------------------------------------------------------------------------------------------------------
Fee income:
---------------------------------------------------------------------------------------------------------
   Advisory fees                           156,709             39%              136,044            37%
---------------------------------------------------------------------------------------------------------
   Service charges                          22,115              6%               20,004             5%
---------------------------------------------------------------------------------------------------------
   Other operating income                   16,500              4%               16,756             5%
---------------------------------------------------------------------------------------------------------
Total fee income                           195,324             49%              172,804            47%
---------------------------------------------------------------------------------------------------------
Total operating revenues                  $401,916            100%             $365,887           100%
---------------------------------------------------------------------------------------------------------
Affiliate manager other
   intangibles and goodwill
   amortization                               (885)                              (6,195)
---------------------------------------------------------------------------------------------------------
Securities gains / (losses)                      0                                  784
---------------------------------------------------------------------------------------------------------
Net interest and other income
   before loan loss provision             $401,031                             $360,476
---------------------------------------------------------------------------------------------------------

Private client advisory services fees for the third quarter were $30.4 million, an increase of $4.8 million, or 19%, over the $25.6 million for the third quarter of last year, due to new business development efforts and the acquisition of Balentine. For the first nine months of 2002, private client advisory services fees were $91.8 million, an increase of $13.7 million, or 18%, over the $78.1 million reported for the first nine months of last year. The consolidation of Balentine has added $9.6 million to 2002 revenues. New business development sales for the nine months totaled $12.7 million, 30% higher than for the corresponding period of last year. Joint sales activity with Balentine accounted for much of this increase, as more clients selected the asset allocation and style diversification that derive from Balentine's open architecture investment process.

Corporate client services fees for the third quarter of 2002 were $17.9 million, an increase of $3.1 million, or 21%, over the $14.8 million reported for the third quarter of last year. For the first nine months of 2002, these fees were $48.4 million, $7.0 million, or 17%, higher than the $41.4 million reported for the first nine months of last year. The majority of this increase came from capital markets trust activities, including those performed by SPV Management, that support trust-preferred securities, asset-backed securities and project finance transactions. Income from London-based SPV Management, which was included for the first time in the second quarter of this year, accounted for $2.4 million of the year-to-date increase. Fees earned from bankruptcy trustee and agency work also contributed to this increase. The Corporation is currently the indenture trustee or agent for 25 corporate issuers who are in bankruptcy proceedings. Thirteen of these assignments have been made since the start of this year. The majority of corporate client services revenue is generated on a fee-for-service basis. The remainder, approximately 25%, is tied to asset valuations.

Fees from our affiliate asset managers were $4.2 million, a $1.3 million, or 24%, decline from the $5.6 million reported for the third quarter of 2001, and a $198,000, or 4%, decline from the $4.4 million reported for the second quarter of this year. These fees for the first nine months of 2002 were $16.5 million, unchanged from a year ago. Several factors contributed to the decrease in the third quarter. Fees from value-style manager Cramer Rosenthal McGlynn increased 12% over those for the third quarter last year and were up $1.7 million, or 37%, for the first nine months of 2002. This positive contribution was more than offset by a decline in fees from growth-style manager Roxbury Capital Management, which was impacted by severe declines in growth-oriented equity values. Fees from Roxbury for the third quarter of this year declined $1.5 million, or 39%, and were down $1.7 million, or 15%, for the first nine months of 2002. Market conditions continue to hamper the Corporation's ability to grow its assets under management.

-------------------------------------------------------------------------------------------------------
Assets under management  (in billions)
-------------------------------------------------------------------------------------------------------
                                                 September 30,          June 30,          September 30,
                                                      2002                2002                 2001
-------------------------------------------------------------------------------------------------------
Wilmington Trust                                     $21.6               $22.0                $24.4
-------------------------------------------------------------------------------------------------------
Roxbury Capital Management                           $ 3.8               $ 5.0                $ 7.5
-------------------------------------------------------------------------------------------------------
Cramer Rosenthal McGlynn                             $ 3.7               $ 4.7                $ 3.6
-------------------------------------------------------------------------------------------------------
      Totals                                         $29.1               $31.7                $35.5
-------------------------------------------------------------------------------------------------------

At September 30, 2002, the composition of Wilmington Trust's assets under management was: equities, 54%; fixed income, 26%; cash and equivalent instruments, 12%; mutual funds, 5%; and miscellaneous assets, 3%.

Third quarter and year-to-date 2002 net advisory fees reflect a reduction in goodwill amortization expense from the corresponding periods of 2001 of $1.5 million and $5.3 million, respectively, in accordance with the provisions of SFAS No. 142, which were adopted at the beginning of 2002.

Service charges on deposit accounts for the third quarter of 2002 were $7.8 million. This was an $858,000, or 12%, increase over the $7.0 million for the third quarter of last year. These fees for the first nine months of 2002 were $2.1 million, or 11%, above those for the first nine months of 2001. Contributing to this increase were higher levels of fee income from business checking due to a fee increase in May, returned items, overdrafts and ATM fees.

Operating expenses for the quarter were $77.1 million, an increase of $8.2 million, or 12%, over the $68.9 million reported for the third quarter of last year. For the first nine months of 2002, operating expenses were $228.2 million, $23.2 million, or 11%, higher than the $205.1 million reported for the first nine months of 2001. The 2002 year-to-date expenses include approximately $10.5 million relating to the consolidation of Balentine and SPV Management. Absent the consolidation of these two entities, year-to-date operating expenses have risen $12.7 million, or 6%.

Personnel expenses for the quarter were $45.5 million, an increase of $4.8 million, or 12%, over the $40.7 million reported for the third quarter of 2001. For the year-to-date, personnel expenses were $137.1 million, $13.1 million, or 11%, higher than those for the first nine months of 2001. Approximately $5.9 million, or 44%, of this increase was attributable to the newly-consolidated entities. Absent that consolidation, year-to-date personnel expenses have risen $7.2 million, or 6%.

Net occupancy expense for the third quarter was $5.4 million, 31% higher than the $4.1 million for the third quarter of 2001. For the first nine months of 2002, net occupancy expense was $14.8 million, $2.6 million, or 21%, higher than the $12.2 million reported for the corresponding period of last year. Approximately $721,000, or 28%, of this increase was attributable to the newly-consolidated entities. Also contributing to this year-over-year increase were new private client offices locations opened in Atlanta, Georgia, Baltimore, Maryland and Costa Mesa, California.

Furniture and equipment expense for the third quarter of 2002 was $6.8 million, $961,000, or 17%, higher than that for the third quarter of a year ago. For the first nine months of 2002, furniture and equipment expense was $20.1 million, $2.9 million, or 17%, higher than for the first nine months of 2001. Higher levels of depreciation expense and equipment maintenance costs were responsible for this increase. Approximately $378,000, or 13%, of this increase was attributable to the newly-consolidated entities. Also contributing to the year-over-year increase were the new private client offices locations opened in Atlanta, Baltimore and Costa Mesa.

Servicing and consulting expense for the third quarter of 2002 was $3.3 million, $1.3 million, or 64%, higher than for the third quarter of last year. For the first nine months of 2002, servicing and consulting expense was $8.8 million, $2.3 million, or 36%, higher than for the first nine months of 2001. Approximately $1.4 million, or 59%, of this increase was attributable to the newly-consolidated entities.

Travel, entertainment and training expense for the third quarter of 2002 was $2.0 million, 32% higher than for the third quarter of last year. At $5.5 million for the first nine months of 2002, these expenses were 24% higher than for the corresponding period of last year and reflect the Corporation's business development efforts to grow fee income in a down equity market environment.

Other operating expense for the third quarter was $9.0 million and for the first nine months of 2002 was $25.8 million. These amounts are 2% and 5%, respectively, above the amounts for the corresponding periods of a year ago. Virtually all of the $1.3 million increase for the first nine months of 2002 was attributable to the newly-consolidated entities.

The provision for income taxes for the third quarter of 2002 was $19.4 million, a $3.1 million, or 19%, increase over the provision for the third quarter of last year. Year-to-date, the provision for income taxes was $55.1 million, $7.2 million, or 15%, higher than that for the first nine months of 2001. U.S. and U.K. corporate income tax expense was $50.6 million, an increase of $5.8 million, or 13%, over the $44.8 million reported for the first nine months of 2001. State income tax expense for the first nine months of 2002 was $4.5 million, an increase of $1.4 million, or 47%, above that for the first nine months of 2001. The Corporation's effective tax rate for the first nine months of 2002 was 35.3%, compared with 34.1% for the first nine months of 2001. Contributing to this increase were declining levels of tax-exempt income and increased profits in states with less favorable rate structures than Delaware.

LIQUIDITY

A financial institution's liquidity represents its ability to meet, in a timely manner, cash flow requirements that may arise from increases in demand for loans and other assets or from decreases in deposits or other funding sources. Liquidity management, therefore, contains both asset and liability components. The maturity and marketability of loans and investments provide liquidity, along with time deposits at other banks, federal funds sold and securities purchased under agreements to resell. Liquidity also results from the Corporation's internally generated capital, core deposits, large certificates of deposit, federal funds purchased, securities sold under agreements to repurchase and other credit facilities. In the third quarter of 2002, the proportion of funding provided by core deposits - demand deposits, interest-bearing demand deposits and certificates of deposit - was stable when compared to the third quarter of last year. Since average total assets were stable year-to-year, funding sources also were stable, with the relative proportions of core deposits and short-term borrowings (principally federal funds purchased and securities sold under agreements to repurchase) virtually unchanged. The Corporation is a guarantor of 63% - its ownership interest - of three obligations of its affiliate, Cramer Rosenthal McGlynn. The guaranty is for two lines of credit totaling $8 million, at LIBOR plus 2%, which expire December 8, 2002. The balance of these two lines totaled $3,000,000 at September 30, 2002. The third credit facility is a $2 million amortizing term loan, at LIBOR plus 2%, the balance of which was $166,667 at September 30, 2002. Management continuously monitors the Corporation's existing and projected liquidity requirements. The Corporation believes that its acceptance in the national markets will permit it to obtain additional funding if the need arises in the future. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which provides an additional source of funds.

ASSET QUALITY AND LOAN LOSS PROVISION

The Corporation's provision for loan losses for the third quarter was $5.1 million. This was $200,000 lower than the amount provided for in the third quarter of 2001. The reserve for loan losses at September 30, 2002 was $86.7 million, an increase of $6.0 million, or 7%, over the $80.8 million at December 31, 2001. The reserve at quarter-end as a percentage of loans outstanding was 1.48%, an increase of one basis point over the 1.47% reported at year-end 2001. Net chargeoffs for the quarter were $5.0 million, an increase of $1.7 million, or 51%, over the $3.3 million reported for the third quarter of 2001. These included $3.2 million charged off against a credit to a commercial client in the educational services industry for which the Corporation established a reserve in the second quarter. Loans past due 90 days or more, nonaccrual loans and restructured loans at September 30, 2002 totaled $66.6 million. This represented an increase of $14.7 million, or 28%, over the $51.9 million reported at year-end 2001. Loans past due 90 days or more at quarter-end totaled $22.3 million, $8.7 million, or 64%, over year-end 2001. Nonaccrual loans at quarter-end were $44.4 million, $6.4 million, or 17%, above the $38.0 million of nonaccrual loans at year-end 2001. At September 30, 2002, no loans were classified as restructured, compared with $375,000 of restructured loans at year-end 2001. Other real estate owned at quarter-end was $334,000, down $64,000, or 16%, from the $398,000 at year-end 2001. The overall level of nonperforming loans at the end of the third quarter of 2002 increased $6.3 million, or 16%, to $44.7 million, from their year-end level of $38.4 million.

The following table presents risk elements in the Corporation's loan portfolio:

------------------------------------------------------------------------------------------------
                                           September 30,          December 31,     September 30,
(in thousands)                                 2002                   2001             2001
------------------------------------------------------------------------------------------------
Nonaccruing loans                             $44,388              $38,016            $35,932
------------------------------------------------------------------------------------------------
Past due 90 days or more                       22,333               13,524             11,224
------------------------------------------------------------------------------------------------
Restructured loans                                  0                  375                  0
------------------------------------------------------------------------------------------------
    Total                                     $66,721              $51,915            $47,156
------------------------------------------------------------------------------------------------
Percent of loans at period-end                   1.14%                 .94%               .90%
------------------------------------------------------------------------------------------------
Other real estate owned                       $   334              $   398            $   707
------------------------------------------------------------------------------------------------

Continued slow economic conditions or any further deterioration in markets the Corporation serves may further impair the ability of some borrowers to repay their loans in full on a timely basis. In that event, management would expect increased levels of nonperforming assets, credit losses and provisions for loan losses. To minimize the likelihood and impact of such conditions, management continually monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industries. An integral part of this process is a regular analysis of all past due loans. At September 30, 2002, loans past due 90 days or more totaled $22.3 million, approximately 83% of which were in the Corporation's commercial loan portfolio, 12% of which were in the residential mortgage loan portfolio and 5% of which were in the consumer loan portfolio. The corresponding ratios at December 31, 2001 were 68%, 23% and 9%, respectively. As a result of the Corporation's ongoing monitoring of its loan portfolios, at September 30, 2002, management identified approximately $42.1 million of loans about which serious doubt exists as to the borrowers' ability to continue to repay their loans on a timely basis. These loans are either currently performing in accordance with their terms or are less than 90 days past due. This compares with the $60.6 million of loans at year-end 2001 about which the Corporation had serious doubt.

In light of the current levels of past due, nonaccrual and problem loans, management believes that the Corporation's reserve for loan losses is a reasonable estimate of the known and inherent losses in the loan portfolios. The Corporation's loan loss reserve methodology is sound and has provided an appropriate level of reserve adequacy over an extended period of time. The Corporation's reserve is reflective of estimated credit losses for specifically identified and estimated probable losses inherent in the remainder of the portfolio based on loan type and risk rating classification. The methodology includes an analysis of the business climate and the estimated effect on credit losses, which is the basis for an unallocated portion of the reserve assessment. The business climate includes shifts in current market conditions, loan growth in the Corporation's expansion markets, the average loan size and complexity within the portfolio, trends in delinquent payment performance, the direction of risk rating migration within the portfolio, the level of serious doubt loans, the impact of litigation and trends in bankruptcy filings. The unallocated and allocated portions of the reserve are reassessed quarterly during the regular application of the reserve methodology. At September 30, 2002, approximately $6.1 million, or 7%, of the reserve for loan losses was unallocated. This amount was unchanged from the amount of the reserve that was unallocated at year-end 2001. Loan growth has been addressed through the allocation of reserves to the new loans within the parameters of the reserve methodology. While the serious doubt level has risen, delinquency trends have declined from year-end. The percentage of loans carrying a pass rating remained high, at 96%.

CAPITAL RESOURCES

Management continues to review the Corporation's capital position and make adjustments as needed to assure that the Corporation's capital base is sufficient to satisfy existing and impending regulatory requirements, as well as to meet appropriate standards of safety and provide for future growth. The Corporation's capital increased in the first nine months of 2002 due primarily to increased earnings and the issuance of shares in the acquisition of Balentine Holdings. The Corporation's annualized capital generation rate for the first nine months of this year was 10.11%, a decrease from the 10.75% reported for the first nine months of 2001. Earnings for the first nine months of 2002 of $100.9 million, net of $49.2 million in cash dividends, added $51.6 million to the Corporation's capital. An additional $19.3 million was provided by the issuance of shares under employment benefit plans and for the acquisition of Balentine. The rise in the market value of the Corporation's available-for-sale investment portfolio increased equity by $3.5 million, while the acquisition of treasury stock reduced equity by $17.7 million.

The Federal Reserve Board's risk-based capital guidelines establish the minimum levels of capital for a bank holding company. The guidelines are intended to reflect the varying degrees of risk associated with different balance sheet and off-balance-sheet items. The Corporation has calculated its capital position under the risk-based capital guidelines. At September 30, 2002, the Corporation's total risk-based capital ratio was 10.57%, compared with 11.16% reported at year-end 2001. The Corporation's Tier 1 risk-based capital ratio at that date was 7.36%, compared with 7.78% reported at year-end 2001, and its Tier 1 leverage capital ratio was 6.25%, compared with 6.49% reported at year-end 2001. Each of these ratios exceeded the minimum levels required for adequately capitalized institutions of 8%, 4% and 4%, respectively, as well as the levels required for well-capitalized institutions of 10%, 6% and 5%, respectively.

In April 2002, the Corporation's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, which was paid on June 17, 2002 to stockholders of record on June 3, 2002. In addition, the Board of Directors increased the quarterly dividend to $0.255 per share on a post-split basis. This marked the twenty-first consecutive year of increased cash dividends.

In April 2002, the Corporation's Board of Directors also authorized a new 8,000,000-share (post-split) buyback program that commenced at the completion of the previous program. At September 30, 2002, the acquisition of 8,000,000 shares under the 1996 program was completed at a cost of $200.6 million. At
September 30, 2002, under the new program, 12,196 shares have been acquired at a cost of $357,331.

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

OTHER INFORMATION

Critical Accounting Policies and Estimates

Discussion and analysis of the Corporation's financial condition and results of operations are based on its consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Management evaluates estimates on an ongoing basis, including those related to the allowance for loan losses, stock-based employee compensation, consolidation of certain special purpose entities, affiliate fee income, impairment of goodwill, recognition of corporate trust fees, loan origination fees and mortgage servicing assets. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, stock based employee compensation, consolidation of certain special purpose entities and impairment of goodwill.

         Allowance for Loan Losses

The Corporation maintains an allowance for loan losses that is management's best estimate of known and inherent estimated losses based on subjective judgments regarding the collectibility of loans within the reported portfolios. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Personnel independent of the various lending functions evaluate the reserve on a quarterly basis. The level is determined by assigning specific reserves to individually identified problem credits and a general reserve to all other loans. In evaluating the reserve, specific consideration is given to current micro- and macro-economic factors, historical net loss experience, current delinquency trends and movement within the internally reported loan quality classifications. The methodology employed to determine the necessary level of the reserve has been applied on a basis consistent with prior periods.

A portion of the reserve is not specifically allocated to either the commercial or the retail portfolio and represents probable or inherent losses caused by certain business conditions not otherwise accounted for. Typically, business conditions, including current economic and market conditions, portfolio complexity, payment performance, loan portfolio risk rating migration, the level of "serious doubt" loans, litigation and bankruptcy trends are the core of the unallocated reserve position. The determination of the amount of the reserve is inherently subjective, and it requires material estimates, including estimates relating to the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making these determinations, future adjustments to the allowance may be necessary and the results of the Corporation's operations could be affected.

         Stock-based Employee Compensation

Since 1996, the Corporation has elected to account for its stock-based employee compensation plans under the "intrinsic value" approach in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25 rather than the "fair value" approach prescribed in SFAS No. 123. The "intrinsic value" approach limits the compensation expense to the excess of the option's market price on the grant date over the option's exercise price. Since the Corporation's stock-based employee compensation plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in its financial statements. The "fair value" approach, under SFAS No. 123, takes into account the time value of the option and will generally result in compensation expense being recorded currently. Each year since the inception of SFAS No. 123, the Corporation has disclosed in the notes to the financial statements included in its Annual Report to Shareholders (Note 14 - Employment Benefit Plans) what the earnings impact would have been if the Corporation had elected the "fair value" approach under SFAS No. 123. A change in GAAP limiting the Corporation's continued use of the "intrinsic value" approach would have an impact on its future earnings.

         Consolidation of Certain Special-Purpose Entities ("SPEs")

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which defines a "qualifying SPE" and precludes its consolidation in the financial statements of a transferor or affiliate. On June 28, 2002, the FASB issued an exposure draft of its proposed interpretation of "Consolidation of Certain Special-Purpose Entities" in an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." This proposed interpretation would address the consolidation by business enterprises of special purpose entities to which the normal conditions for consolidation do not apply due to the enterprise's lack of a voting interest or a lack of control of the SPE through ownership of a voting interest. Through its corporate client services business, the Corporation acts as an agent and/or trustee in over 12,000 transactions involving SPEs. The Corporation acts in a fee for service capacity in each of these transactions. The Corporation believes that, under existing and proposed generally accepted accounting principles relating to consolidations, its capacity in relation to these SPEs precludes it from consolidating them into its financial statements. A change in GAAP relating to the rules for consolidation that would require consolidation of certain SPEs due to the Corporation's capacity as service provider or trustee could increase the assets and liabilities reflected in the consolidated financial statements and could consequently impact its regulatory capital adequacy.

         Impairment of Goodwill

Through a series of acquisitions, the Corporation has accumulated $239 million of goodwill. Through 2001, this goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warranted a revised estimate of their useful lives. Additionally, under APB 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced by a reduction to net income.

The adoption of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002 eliminated the requirement to amortize goodwill and substituted impairment testing. The purpose of impairment testing is to insure that an amount presented in the financial statements for goodwill does not exceed its actual fair value. A methodology consistent with that employed in the original valuing of the acquired entity or business is to be utilized in testing for impairment on an annual basis. If this testing indicates that the fair value of the asset is less than its book value, an impairment expense must be recorded in the period in which the asset has been determined to have a permanent reduction in value. There may be more volatility in reported income than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. A major portion of the goodwill on the Corporation's books is related to its affiliate asset manager acquisitions. A permanent deterioration in the value of the Corporation's investment in either of these firms could result in an impairment expense being recorded.

CAUTIONARY STATEMENT

Estimates, predictions, opinions or statements of belief in this report might be construed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such statements could relate to identification of trends, statements about the adequacy of the allowance for loan losses, credit quality, the impact of FASB pronouncements on the Corporation and the effects of asset sensitivity, interest rate changes and information concerning market risk described in Item 3 below. Forward-looking statements are based on current expectations and assessments of potential developments. Our ability to achieve the results reflected in those statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates and increasing competition for deposits, loans and assets under management.

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

Net interest income is projected using multiple interest rate scenarios. The results are compared to net interest income projected using stable interest rates. The Corporation's model generally employs interest rate scenarios in which interest rates gradually move up or down 250 basis points over one year. As of September 30, 2002, the declining rate scenario gradually moves down 175 basis points until the federal funds rate equals zero. This change ensures that negative rates are not created within the simulation model. The rising rate scenario remains unchanged and gradually increases 250 basis points. The simulation model projects, as of September 30, 2002, that a gradual 250 basis point increase in market interest rates would increase net interest income by 6.76% over a one-year period. This compares to an increase of 2.57% as measured at December 31, 2001. If interest rates were to decrease gradually 175 basis points, the simulation model projects, as of September 30, 2002, that net interest income would decrease 8.08% over a one-year period. This compares to a decrease of 5.18% the simulation projected would occur on a gradual 175-basis-point decline in market interest rates measured at December 31, 2001. The Corporation's objective is to keep any interest rate change from reducing net interest income by 10% or more within a one-year period, as projected by the simulation model. If it is determined that a course of action is necessary based on the simulation model, strategies will be developed and presented to the Corporation's Board of Directors.

The preceding paragraph contains certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions that the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the prepayment of residential mortgages, asset-backed securities and collateralized mortgage obligations play a significant role in the results the simulation model projects. Rate and prepayment assumptions used in the Corporation's simulation model differ for both assets and liabilities in rising as compared to declining interest rate environments. Nevertheless, these assumptions are inherently uncertain and, as a result, the simulation model cannot predict precisely the impact of changes in interest rates on net interest income. Management reviews the Corporation's exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust its sensitivity. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities, changing the number and maturity of funding sources and asset securitizations and utilizing derivative contracts such as interest rate swaps and interest rate floors.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Chairman of the Board and Chief Executive Officer of the Corporation and its Chief Financial Officer conducted an evaluation of the effectiveness of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the periodic filings it makes with the Securities and Exchange Commission. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

Part II. Other Information

         Item 1 - Legal Proceedings

                  The Corporation and its subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of their businesses and operations. Some of these seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they are ultimately resolved. While it is not feasible to predict the outcome of these proceedings, the Corporation's management does not believe the ultimate resolution of any of them will have a material adverse effect on the Corporation's consolidated financial condition. Further, the Corporation's management believes that some of the claims may be covered by insurance, and has advised its insurance carriers of the proceedings.

                  Wilmington Trust Company (the "Bank"), acting in its capacity as collateral trustee, is a defendant in a class action lawsuit and at least two related claims relating to a failed aircraft/leasing venture. This suit was brought in the U.S. District Court for the Middle District of Florida. The plaintiff claims, among other things, breach of fiduciary duty, breach of contract and negligence and is seeking damages in excess of $10 million, together with prejudgment interest that exceeded $11 million at September 30, 2002. The Bank is defending itself vigorously.

                  The Corporation has not accrued any expenses associated with the outcome of these proceedings as of September 30, 2002.

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

Date: November 13, 2002   /s/ Ted T. Cecala
                          -----------------------------------------------------
                          Name:    Ted T. Cecala
                          Title:   Chairman of the Board and Chief Executive
                                   Officer (Authorized Officer)

                          /s/ David R. Gibson
                          -----------------------------------------------------
                          Name:    David R. Gibson
                          Title:   Executive Vice President and Chief Financial
                                   Officer  (Principal Financial Officer)

                                 CERTIFICATIONS

I, Ted T. Cecala, Chairman of the Board and Chief Executive Officer of Wilmington Trust Corporation, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilmington Trust Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002       /s/ Ted T. Cecala
                              --------------------------------------------------
                              Ted T. Cecala
                              Chairman of the Board and Chief Executive Officer


                                 CERTIFICATIONS

I, David R. Gibson, Executive Vice President and Chief Financial Officer of Wilmington Trust Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilmington Trust Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002    /s/ David R. Gibson
                           ----------------------------------------------------
                           David R. Gibson
                           Executive Vice President and Chief Financial Officer

    CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned certify that, to their knowledge, the Form 10-Q of Wilmington Trust Corporation (the "Corporation") for the third quarter of 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in that report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.
                           /s/ Ted T. Cecala
                           ----------------------------------------------------
                           Ted. T. Cecala
                           Chairman of the Board and Chief Executive Officer

                           /s/ David R. Gibson
                           ----------------------------------------------------
                           David R. Gibson
                           Executive Vice President and Chief Financial Officer