Form 10-Q/A
period 2002-06-30
WILMINGTON TRUST CORP
filed 2003-03-25
CIK 872821

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From              to

      Commission File Number: 1-14659


                          WILMINGTON TRUST CORPORATION
--------------------------------------------------------------------------------
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


                                 (302) 651-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


Wilmington Trust Corporation and Subsidiaries
Form 10-Q/A
Index

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

                                          CERTAIN INFORMATION IN THE EXHIBITS
                                          FILED HEREWITH HAS BEEN OMITTED AND
                                          FILED SEPARATELY WITH THE SECURITIES
                                          AND EXCHANGE COMMISSION PURSUANT TO A
                                          REQUEST FOR CONFIDENTIAL TREATMENT
                                          FILED WITH THE SEC AND IS MARKED BY AN
                                          ASTERISK [*]



      Item 6 - Exhibits and Reports on Form 8-K

Exhibit
Number      Exhibit
-------     -------
3.1         Amended and Restated Certificate of Incorporation of the Corporation
            (Commission File Number 1-14659)(1)

3.2         Amended and Restated Bylaws of the Corporation (Commission File
            Number 1-14659)(2)

10.44*      Amended and Restated Limited Liability Company Agreement of Cramer
            Rosenthal McGlynn, LLC dated as of January 1, 2001(4)

10.45       Amendment to the Amended and Restated Limited Liability Company
            Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002
            (Commission File Number 1-14659)(3)

10.46       Amendment to the Amended and Restated Limited Liability Company
            Agreement of Cramer Rosenthal McGlynn, LLC dated June 28, 2002
            (Commission File Number 1-14659)(3)

10.47*      Amended and Restated Limited Liability Company Agreement of Roxbury
            Capital Management, LLC dated as of July 31, 1998(4)

10.48*      First Amendment to the Amended and Restated Limited Liability
            Company Agreement of Roxbury Capital Management, LLC(4)

10.49       Second Amendment to the Amended and Restated Limited Liability
            Company Agreement of Roxbury Capital Management, LLC dated as of
            March 10, 2001 (Commission File Number 1-14659)(3)

10.50*      Third Amendment to the Amended and Restated Limited Liability
            Company Agreement of Roxbury Capital Management, LLC (4)

10.51*      Merger Agreement among Balentine Holdings, Inc., Robert M.
            Balentine, B. Clayton Rolader, Jeffrey P. Adams, Robert E. Reiser,
            Jr., Gary B. Martin, Wesley A. French, Michael E. Wolf, The 1999
            Balentine Family Trust, The Robert M. Balentine Insurance Trust, WTC
            Merger Subsidiary, Inc., WT Investments, Inc. and Wilmington Trust
            Corporation dated as of October 23, 2001(4)

10.52*      Amended and Restated Limited Liability Company Agreement of
            Balentine Delaware Holding Company, LLC dated as of January 2,
            2002(4)

10.53*      Agreement for the Sale and Purchase of SPV Management Limited dated
            January 1, 2002 by and among Anthony Francis Raikes and Piers
            Minoprio and Wilmington Trust (UK) Limited and Wilmington Trust
            Corporation(4)

--------------------
(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed March 30, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

(3) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

(4)   Filed herewith.

            The Corporation filed a report on Form 8-K on April 25, 2002 reporting certain developments under Item 5.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2003               /s/ Ted T. Cecala
                                   ------------------------------
                                   Name:  Ted T. Cecala
                                   Title: Chairman of the Board and
                                          Chief Executive Officer
                                          (Authorized Officer)



                                   /s/ David R. Gibson
                                   ------------------------------
                                   Name:  David R. Gibson
                                   Title: Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                 CERTIFICATIONS

I, Ted T. Cecala, Chairman of the Board and Chief Executive Officer of Wilmington Trust Corporation, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Wilmington Trust Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 20, 2003                      /s/ Ted T. Cecala
                                          ------------------------------
                                          Ted T. Cecala
                                          Chairman of the Board and
                                          Chief Executive Officer

                                 CERTIFICATIONS

I, David R. Gibson, Executive Vice President and Chief Financial Officer of Wilmington Trust Corporation, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Wilmington Trust Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 20, 2003               /s/ David R. Gibson
                                   ------------------------------
                                   David R. Gibson
                                   Executive Vice President and
                                   Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

The undersigned certify that, to their knowledge, the Form 10-Q/A of Wilmington Trust Corporation (the "Corporation") for the second quarter of 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in that report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

                                   /s/ Ted T. Cecala
                                   ------------------------------
                                   Ted T. Cecala
                                   Chairman of the Board and
                                   Chief Executive Officer

                                   /s/ David R. Gibson
                                   ------------------------------
                                   David R. Gibson
                                   Executive Vice President and
                                   Chief Financial Officer