Form 10-K
period 2002-12-31
WILMINGTON TRUST CORP
filed 2003-03-27
CIK 872821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14659

WILMINGTON TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0328154 (I.R.S. Employer Identification No.)

Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890

(Address of principal executive offices)(Zip Code)

(302) 651-1000

(Registrant’s telephone number, including area code)

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

Yes [X]             No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of January 31, 2003, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $1,867,306,151.

     Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).

Yes [X]             No [  ]

As of June 30, 2002, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $1,965,994,346.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003

Common Stock, $1 Par Value	65,696,806

Documents Incorporated by Reference	Part of Form 10-K in which Incorporated

(1)	Portions of Proxy Statement for 2003 Annual Shareholders’ Meeting of Wilmington Trust Corporation	Part III

(2)	Portions of Annual Report to Shareholders for fiscal year ended December 31, 2002	Parts I, II, and IV

*For purposes of this calculation, Wilmington Trust’s subsidiaries and its directors and executive officers are deemed to be “affiliates.”

PART I

ITEM 1 - BUSINESS

     General

     Wilmington Trust Corporation, a Delaware corporation and a financial holding company under the Bank Holding Company Act (“Wilmington Trust”), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust’s principal subsidiary (“WTC”). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 45 branch offices at January 31, 2003. Wilmington Trust also owns two other depository institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with four branches (“WTPA”), and Wilmington Trust FSB, a Federally-chartered savings bank with one branch in Maryland, one branch and three sales offices in Florida and trust agency offices in California, Georgia, Nevada, New Jersey, and New York (“WTFSB”). (WTC, WTPA, and WTFSB sometimes are referred to herein as the “Banks”). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser (“RSMC”), WT Investments, Inc., an investment holding company with interests in six asset management firms (“WTI”), and Wilmington Trust (UK) Limited, an investment holding company with interests in six international firms providing entity management services (“WTUK”).

     Wilmington Trust’s principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is (302) 651-1000. Its principal role is to supervise and coordinate the Banks’, RSMC’s, WTI’s, and WTUK’s activities and provide them with capital and services. Virtually all of Wilmington Trust’s income historically has been from dividends from WTC. Wilmington Trust’s current staff principally consists of its management, who are executive officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC’s support staff.

     As of December 31, 2002, Wilmington Trust had total assets of $8.1 billion and total shareholders’ equity of $741.3 million. On that date, 65,627,745 shares of Wilmington Trust’s common stock were issued and outstanding, which were held by 8,712 shareholders of record. Wilmington Trust’s total loans outstanding were approximately $6.0 billion on that date.

     Wilmington Trust’s businesses comprise wealth advisory services, corporate client services, and regional banking services. The wealth advisory business serves clients throughout the United States and in many foreign countries. The corporate client business provides specialty trust services for national and multinational institutions. The regional banking business targets commercial and consumer clients throughout the Delaware Valley region.

     Wealth Advisory Services Activities

     The Banks’ wealth advisory activities encompass a variety of sophisticated financial planning, investment management, fiduciary, and custom lending services for individuals and families. These services include estate, retirement, tax, philanthropic, business succession, and executive benefits planning. The Banks also offer trust creation and administration, estate settlement, and private banking services. The Banks receive fees for providing these services.

     The Banks specialize in trusts that offer the legal and tax advantages available in Delaware and other favorable jurisdictions. WTC is one of the largest personal trust institutions in the United States.

     Wilmington Trust’s investment management capabilities utilize proprietary and nonproprietary products to offer a full spectrum of asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities, real estate investment trusts, and alternative investments such as private equity and hedge funds.

     Investment management services are provided to institutional as well as individual clients, including endowment and foundation funds, tax-qualified defined benefit and defined contribution plans, and taxable and tax-exempt cash portfolios.

     Corporate Client Services Activities

     Wilmington Trust’s corporate client business provides a variety of trustee, fiduciary, and administrative services in jurisdictions in the United States, the Caribbean, and Europe with advantageous legal, tax, and creditor protections. The business is focused on three areas: 1) services for clients who utilize trusts in capital markets financing structures; 2) services for clients who seek to establish and maintain legal residency requirements for special purpose/variable interest entities; and 3) services for clients who use an independent trustee to hold retirement plan assets.

     Wilmington Trust serves as owner trustee or indenture trustee for a variety of capital markets transactions, including those secured by mortgage-backed collateral, residential and commercial mortgage loans, leases, credit card receivables, franchises, timeshares, and other assets. Wilmington Trust provides owner trustee or indenture trustee services for equipment leasing trusts that hold aircraft, power generating facilities, communication lines, satellites, vessels, and other capital equipment. It serves as indenture, successor, collateral, or liquidating trustee in corporate reorganizations, debt restructurings, mergers, and bankruptcies.

     To establish and maintain legal residency requirements for special purpose/variable interest entities, Wilmington Trust provides administrative services that demonstrate “nexus,” or substance. These services typically include providing a physical location and independent directors for the entity, accounting, and other administrative tasks.

     As trustee for retirement plan assets, Wilmington Trust provides administrative and custodial services for pension, 401(k), and other retirement plans for clients who elect to use different providers for the investment management, record keeping, and trustee services.

     Lending Activities

     The Banks historically have concentrated the lending, deposit-taking, and other banking activities described below in Delaware, Florida, Maryland, New York, and Pennsylvania. Retail and

commercial banking activities are conducted primarily in Delaware, Maryland, and Pennsylvania. Banking activities conducted in other states relate primarily to the Banks’ wealth advisory business.

     The Banks’ commercial lending activities are targeted to owners of privately held businesses with annual sales between $5 million and $250 million. The Banks seek to work with business owners who need wealth advisory as well as lending services.

     Most of the Banks’ commercial lending is concentrated in Delaware, southeastern Pennsylvania, and Maryland’s Eastern Shore. The Banks generally do not pursue syndicated lending opportunities.

     The Banks generally receive fees for originating loans and for taking applications and committing to originate loans. In addition, they receive fees for issuing letters of credit, as well as for late charges and other fees in connection with lending activities.

          Residential Mortgage Loans

          The Banks directly originate or purchase conventional residential first mortgage loans. The Banks sell all new residential mortgage production into the secondary market. Existing residential mortgage loans are served by a third-party provider. The Banks provide financing for jumbo residential first mortgage loans through a third-party lender.

          The Banks foster public awareness of their residential mortgage loan products through newspaper advertising and direct mail. The Banks offer both fixed and adjustable interest rates on residential mortgage loans, with terms ranging up to 30 years.

          Commercial Loans

          The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. The Banks seek to minimize risks of this lending in a number of ways, including:

•	Limiting the size of their individual commercial and multi-family real estate loans;
•	Monitoring the aggregate size of their commercial and multi-family housing loan portfolios;
•	Generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price;
•	Requiring in most instances that the financed project generates cash flow adequate to meet required debt service payments; and
•	Requiring that the Banks have recourse to the borrower and guarantees from the borrower’s principals in most instances.

          The Banks also make other types of commercial loans to businesses located in their market areas. The Banks offer lines of credit, term loans, and demand loans to finance working capital, accounts receivable, inventory, and equipment purchases. Typically, these loans have terms of up to seven years, and bear interest either at fixed rates or at rates fluctuating with a designated interest rate. These loans frequently are secured by the borrower’s assets. In many cases, they also are collateralized by guarantees of the borrower’s owners and their principal officers.

          Construction Loans

          The Banks make loans and participate in financing to construct residences and commercial buildings. The Banks also originate loans for the purchase of unimproved property for residential and commercial purposes. In these cases, the Banks frequently provide the construction funds to improve the properties.

          The Banks’ residential and commercial construction loans generally have terms of up to 24 months, and interest rates that adjust from time to time in accordance with changes in a designated interest rate. The Banks disburse loan proceeds in increments as construction progresses and inspections warrant. The Banks finance the construction of individual, owner-occupied houses only if qualified professional contractors are involved and only on the basis of the Banks’ underwriting and construction loan management guidelines. The Banks may underwrite and structure construction loans to convert to permanent loans at the end of the construction period. Analyzing prospective construction loan projects requires greater expertise than that required for residential mortgage lending on completed structures. Accordingly, the Banks engage several individuals experienced in underwriting in connection with their construction lending. Residential and commercial construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolios and receive yields higher than those obtainable on permanent residential mortgage loans.

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

          Underwriting Standards

          In determining whether to originate or purchase a residential mortgage loan, the Banks assess both the borrower’s ability to repay the loan and the adequacy of the proposed information concerning the applicant’s income, financial condition, employment, and credit history. The Banks require title insurance insuring the priority of their liens on most loans secured by first mortgages on real estate, as well as fire and extended coverage casualty insurance protecting the mortgaged properties. Loans are approved by various levels of management depending on the amount of the loan.

          The Banks’ underwriting standards relating to commercial real estate and multi-family residential loans are designed to ensure that the property securing the loan will generate sufficient cash flow to cover operating expenses and debt service. The Banks review the property’s operating history and projections, comparable properties, and the borrower’s financial condition and reputation. The Banks’ general underwriting standards with respect to these loans include:

•	Inspecting each property before issuing a loan commitment and before each disbursement;
•	Requiring an appraisal of the property;
•	Requiring recourse to the borrower; and
•	Requiring the personal guaranty of the borrower’s principal(s).

The Banks monitor the performance of these loans by inspecting the property securing each loan.

          The Banks limit commercial loans secured by real estate to individuals and organizations with a demonstrated capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The Banks monitor the performance of these loans and other loans by reviewing each one at least annually.

          The Banks require first or junior mortgages to secure home equity loans. Although this security influences the Banks’ underwriting decisions, their primary focus in underwriting these loans, as well as their other loans to individuals, is on the borrower’s financial ability to repay. In the underwriting process, the Banks obtain credit bureau reports and verify the borrower’s employment and credit information. On home equity loans above a certain level, the Banks require an appraisal of the property securing the loan and, in certain instances, title insurance insuring the priority of their liens.

     Deposit Activities

     Deposit accounts are the primary source of the Banks’ funds for use in lending and investment activities and general business purposes. The Banks also obtain funds from borrowings, the amortization and repayment of outstanding loans, earnings, and maturities of investment securities.

     The Banks’ deposit accounts include demand checking accounts, term certificates of deposit, money market deposit accounts, NOW accounts, and regular savings accounts. The Banks also offer retirement plan accounts (including individual retirement accounts, Keogh accounts, and simplified employee pension plans) for investment in the Banks’ various deposit accounts. The Banks attract consumer deposits principally from their primary market areas.

     Other Activities

     Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2002, the Banks’ investment securities, including securities purchased under agreements to resell, totaled $1.3 billion, or 16.6% of their total assets. The Banks’ investment securities are used to meet Federal liquidity requirements, among other purposes. Designated members of the Bank’s management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

     Financial information about Wilmington Trust’s reporting segments is contained in Note 18 to the Consolidated Financial Statements contained in Wilmington Trust’s Annual Report to Shareholders for 2002.

     Subsidiaries

     WTC has 12 active wholly owned subsidiaries, formed for various purposes. Those subsidiaries’ results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust’s customers, and include:

•	Brandywine Finance Corporation, a finance company;
•	Brandywine Insurance Agency, Inc., a licensed insurance agent and broker for life, casualty, and property insurance;
•	Brandywine Life Insurance Company, Inc., a reinsurer of credit life insurance written in connection with closed-end consumer loans WTC makes;
•	Delaware Corporate Management, Inc., Organization Services, Inc., and Special Services Delaware, Inc., which provide services for special purpose entities using Delaware’s favorable tax and legal environment;
•	Nevada Corporate Management, Inc., which provides services for special purpose entities using Nevada’s favorable tax and legal environment;
•	WTC Corporate Services, Inc., a sales production company for corporate trust customers;
•	Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser;
•	Wilmington Trust Global Services, Ltd., a sales production company for corporate trust customers;
•	Wilmington Trust (Cayman), Ltd., a trust company; and
•	Wilmington Trust (Channel Islands), Ltd., a trust company.

     Staff Members

     On December 31, 2002, Wilmington Trust and its subsidiaries had 2,361 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries’ relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, profit-sharing, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

           Risk Factors

•	Principal Interest Rate and Credit Risks Associated with Consumer and Commercial Lending.

     A certain degree of credit risk is inherent in the Banks’ various lending activities. The Banks offer fixed and adjustable interest rates on loans, with terms of up to 30 years. Although the majority of residential mortgage loans the Banks originate are fixed-rate, adjustable rate mortgage (“ARM”) loans increase the responsiveness of the Banks’ loan portfolios to changes in market interest rates. However, ARM loans generally carry lower initial interest rates than fixed-rate loans. Accordingly, they may be less profitable than fixed-rate loans during the initial interest rate period. In addition, since they are more responsive to changes in market interest rates than fixed-rate loans, ARM loans can increase the possibility of delinquencies in periods of high interest rates.

     The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. Since these loans usually are larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans. In addition, since customers’ ability to repay those loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties. Moreover, the commercial real estate business is subject to downturns, overbuilding, and local economic conditions.

     The Banks also make construction loans for residences and commercial buildings, as well as on unimproved property. While these loans also enable the Banks to increase the interest rate sensitivity of their loan portfolios and receive higher yields than those obtainable on permanent residential mortgage loans, the higher yields correspond to the higher risks perceived to be associated with construction lending. Those include risks associated generally with loans on the type of property securing the loan. Consistent with industry practice, the Banks sometimes fund the interest on a construction loan by including the interest as part of the total loan. Moreover, commercial construction lending often involves disbursing substantial funds with repayment dependent largely on the success of the ultimate project instead of the borrower’s or guarantor’s ability to repay. Again, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties.

     In the event of slow economic conditions or deterioration in commercial and real estate markets, we would expect increased nonperforming assets, credit losses, and provisions for loan losses.

•	Market Valuation Risks.

     A significant portion of the fee income Wilmington Trust earns in its wealth advisory, corporate client, and asset management businesses is based upon market valuations of securities

Wilmington Trust holds for clients. Accordingly, downturns in these valuations can adversely effect that fee income.

•	Increasing Competition for Deposits, Loans, and Assets Under Management.

     The Banks compete for deposits, loans, and assets under management. Many of the Banks’ competitors are larger and have greater financial resources than Wilmington Trust. These disparities have been accelerated with increasing consolidation in the financial services industry. Savings banks, savings and loan associations, and commercial banks located in the Banks’ principal market areas historically have provided the most direct competition for deposits. Dealers in government securities, deposit brokers, and credit card, direct and internet-based financial institutions outside the Banks’ principal market areas also provide competition for deposits. Savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders provide the principal competition for loans. This competition can increase the rates the Banks pay to attract deposits and reduce the interest rates they can charge on loans, and impact the Banks’ ability to retain existing customers and attract new customers.

     Banks, trust companies, investment advisers, mutual fund companies, and insurance companies provide the Banks’ principal competition for trust and asset management business.

•	Regulatory Restrictions.

     Wilmington Trust and its subsidiaries are subject to a variety of regulatory restrictions in conducting business by federal and state authorities. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners’ Loan Act, and a variety of federal and state consumer protection laws. See “Regulatory Matters.”

•	Certain Anti-Takeover Provisions.

     Certain provisions of Wilmington Trust’s certificate of incorporation, bylaws, and Delaware’s General Corporation Law could discourage potential acquisition proposals or delay or prevent a change in control of Wilmington Trust. Those provisions include a classified Board of Directors, special provisions for notice to Wilmington Trust for shareholders to make nominations for director and Wilmington Trust’s authorization to issue up to 1 million shares of preferred stock and 150 million shares of common stock. These authorized but unissued shares provide Wilmington Trust desirable flexibility for possible acquisitions and other corporate purposes, but could also delay or hinder an unsolicited acquisition of Wilmington Trust.

	2002/2001			2001/2000
	Increase (Decrease)			Increase (Decrease)
	due to change in			due to change in

(in thousands)	Volume (1)	Rate (2)	Total	Volume(1)	Rate(2)	Total

Interest income:
Time deposits in other banks	$—	$—	$—	$—	$—	$—
Federal funds sold and securities purchased under agreements to resell	(16)	(378)	(394)	(54)	(758)	(812)

Total short-term investments	(16)	(378)	(394)	(54)	(758)	(812)

U.S. Treasury and government agencies	66	(7,382)	(7,316)	(9,712)	(2,165)	(11,877)
State and municipal *	(190)	(1,176)	(1,366)	267	1,562	1,829
Preferred stock *	(166)	(117)	(283)	(2,401)	183	(2,218)
Mortgage-backed securities	(4,739)	(1,280)	(6,019)	(3,534)	(219)	(3,753)
Other *	1,539	(4,134)	(2,595)	(2,621)	(1,653)	(4,274)

Total investment securities	(3,490)	(14,089)	(17,579)	(18,001)	(2,292)	(20,293)

Commercial, financial, and agricultural *	26,447	(39,531)	(13,084)	4,925	(25,414)	(20,489)
Real estate-construction	3,135	(10,264)	(7,129)	4,272	(9,211)	(4,939)
Mortgage - commercial *	(599)	(16,356)	(16,955)	5,544	(7,816)	(2,272)
Mortgage - residential	(9,178)	(1,512)	(10,690)	(5,098)	(597)	(5,695)
Installment loans to individuals	14,222	(25,848)	(11,626)	8,127	(15,945)	(7,818)

Total loans	34,027	(93,511)	(59,484)	17,770	(58,983)	(41,213)

Total interest income	$30,521	$(107,978)	$(77,457)	$(285)	$(62,033)	$(62,318)

Interest expense:
Savings	$56	$(1,894)	$(1,838)	$(506)	$(2,597)	$(3,103)
Interest-bearing demand	6,176	(14,330)	(8,154)	(667)	(10,332)	(10,999)
Certificates under $100,000	(1,125)	(11,998)	(13,123)	(3,317)	(983)	(4,300)
Certificates $100,000 and over	11,669	(52,623)	(40,954)	5,392	(27,148)	(21,756)

Total interest-bearing deposits	16,776	(80,845)	(64,069)	902	(41,060)	(40,158)

Federal funds purchased and securities sold under agreements to repurchase	(8,828)	(19,279)	(28,107)	(7,518)	(16,451)	(23,969)
U.S. Treasury demand	(534)	(576)	(1,110)	62	(1,158)	(1,096)

Total short-term borrowings	(9,362)	(19,855)	(29,217)	(7,456)	(17,609)	(25,065)

Long-term debt	(381)	23	(358)	(114)	7	(107)

Total interest expense	$7,033	$(100,677)	$(93,644)	$(6,668)	$(58,662)	$(65,330)

Changes in net interest income			$16,187			$3,012

*	Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

1	Changes attributable to volume are defined as a change in average balance multiplied by the prior year’s rate.

2	Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period for the prior year.
A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

The maturity distribution of Wilmington Trust’s investment securities held to maturity follows:

			Weighted
	Market	Amortized	average
December 31, 2002 (in thousands)	value	cost	yield

State and municipals:
After 1 but within 5 years	$1,912	$1,813	5.86
After 5 but within 10 years	2,018	1,779	6.22

Total	3,930	3,592	6.04

Mortgage-backed securities:
After 10 years	301	295	5.95

Total	301	295	5.95

Other:
After 10 years	900	900	3.67

Total	900	900	3.67

Total investment securities held to maturity	$5,131	$4,787	5.58

Note: Weighted average yields are not on a tax-equivalent basis.

          Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust’s investment securities available for sale follows:

	Market	Amortized	Weighted
December 31, 2002 (in thousands)	value	cost	average yield

U.S. Treasury and government agencies:
Within 1 year	$189,837	$189,495	1.93%
After 1 but within 5 years	263,261	251,671	4.88
After 5 but within 10 years	36,427	35,000	6.22

Total	489,525	476,166	3.77

State and municipals:
After 1 but within 5 years	60	60	7.25
After 5 but within 10 years	407	237	13.57
After 10 years	12,572	11,996	6.16

Total	13,039	12,293	6.26

Preferred stock:
Within 1 year	8,676	9,096	6.89
After 1 but within 5 years	85,579	86,753	5.75
After 5 but within 10 years	17,541	17,891	7.97

Total	111,796	113,740	6.19

Mortgage-backed securities:
Within 1 year	499	491	5.48
After 1 but within 5 years	5,749	5,388	6.73
After 5 but within 10 years	144,498	139,689	5.55
After 10 years	356,754	350,620	5.04

Total	507,500	496,188	5.20

Other:
Within 1 year	26,760	26,300	1.76
After 1 but within 5 years	40,751	40,025	4.98
After 10 years	154,528	161,241	2.98

Total	222,039	227,566	3.17

Total investment securities available for sale	$1,343,899	$1,325,953	4.43%

Note: Weighted average yields are not on a tax-equivalent basis.

          Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31 (in thousands)	2002	2001	2000	1999	1998

Commercial, financial, and agricultural	$2,328,875	$1,861,727	$1,622,654	$1,521,336	$1,370,566
Real estate-construction	501,077	400,534	372,702	303,734	211,733
Mortgage-commercial	964,405	1,009,442	990,433	919,297	869,442
Mortgage-residential	677,205	865,305	925,938	968,259	857,626
Installment loans to individuals	1,553,934	1,351,825	1,277,291	1,108,945	1,015,056

Total loans, gross	6,025,496	5,488,833	5,189,018	4,821,571	4,324,423
Less: unearned income	(392)	(874)	(609)	(1,492)	(4,790)

Total loans	$6,025,104	$5,487,959	$5,188,409	$4,820,079	$4,319,633

The following table sets forth the allocation of Wilmington Trust’s reserve for loan losses for the past five years:

	2002		2001		2000		1999		1998

		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category of		category of		category of		category of		category of
December 31 (in thousands)	Amount	net loans	Amount	net loans	Amount	net loans	Amount	net loans	Amount	net loans

Commercial, financial, and agricultural	$43,866	39%	$38,806	34%	$34,712	31%	$27,463	32%	$27,083	32%
Real estate-construction	5,295	8	4,141	7	3,941	7	3,327	6	2,407	5
Mortgage-commercial	13,456	16	14,786	18	15,291	19	15,901	19	13,574	20
Mortgage-residential	1,487	11	1,431	16	974	18	1,202	20	1,141	20
Installment loans to individuals	14,916	26	15,282	25	16,731	25	15,559	23	15,797	23
Unallocated	6,137	—	6,338	—	5,090	—	13,473	—	11,904	—

Total	$85,157	100%	$80,784	100%	$76,739	100%	$76,925	100%	$71,906	100%

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust’s commercial and real estate construction loan portfolios follows:

	Less than	One through	Over	Total
December 31, 2002 (in thousands)	one year	five years	five years	gross loans

Commercial, financial, and agricultural	$1,137,419	$952,364	$239,092	$2,328,875
Real estate-construction	232,306	240,428	28,343	501,077

Total	$1,369,725	$1,192,792	$267,435	$2,829,952

Loans with predetermined rate	$74,479	$126,597	$95,623	$296,699
Loans with variable rate	1,295,246	1,066,195	171,812	2,533,253

Total	$1,369,725	$1,192,792	$267,435	$2,829,952

The following table presents a comparative analysis of the risk elements contained in Wilmington Trust’s loan portfolio at year-end1

December 31 (in thousands)	2002	2001	2000	1999	1998

Nonaccruing	$42,352	$38,016	$37,522	$29,184	$30,598
Restructured	—	375	2,639*	55	—
Past due 90 days or more	12,497	13,524	13,500	16,520	18,558

Total	$54,849	$51,915	$53,661	$45,759	$49,156

Percent of total loans at year-end	0.91%	0.95%	1.03%	0.95%	1.14%

Other real estate owned	$3,118	$398	$717	$576	$1,532

(1)	The Corporation’s policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is incorporated by reference herein.

*	Restructured as nonaccrual, but not included in nonaccrual amount of $37,522.

The following table sets forth an analysis of Wilmington Trust’s provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in its statement of condition1:

For the year ended December 31 (in thousands)	2002	2001	2000	1999	1998

Reserve for loan losses at beginning of period	$80,784	$76,739	$76,925	$71,906	$63,805

Loans charged off:
Commercial, financial, and agricultural	12,312	9,395	15,360	3,737	2,189
Real estate-construction	—	30	50	129	—
Mortgage - commercial	76	226	827	335	148
Mortgage - residential	47	53	286	493	166
Installment loans to individuals	9,998	9,631	9,860	11,806	13,427

Total loans charged off	22,433	19,335	26,383	16,500	15,930

Recoveries on amounts previously charged off:
Commercial, financial, and agricultural	665	755	1,268	791	961
Real estate-construction	—	13	20	23	3
Mortgage-commercial	1,455	114	238	56	35
Mortgage-residential	135	195	8	123	3
Installment loans to individuals	2,538	2,453	2,763	3,026	3,029

Total recoveries	4,793	3,530	4,297	4,019	4,031

Net loans charged off	17,640	15,805	22,086	12,481	11,899

Current year’s provision for loan losses	22,013	19,850	21,900	17,500	20,000

Reserve for loan losses at end of period	$85,157	$80,784	$76,739	$76,925	$71,906

Ratio of net loans charged-off to average loans	0.31%	0.30%	0.44%	0.28%	0.29%

(1)	The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is incorporated by reference herein.

The following table presents a summary of Wilmington Trust’s deposits based on average daily balances over the last three years:

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
For the year ended December 31 (in thousands)	amount	rate	amount	rate	amount	rate

Noninterest-bearing demand	$831,314	—	$927,947	—	$889,686	—
Interest-bearing deposits:
Savings	353,950	0.25%	346,765	0.78%	379,837	1.53%
Interest-bearing demand	1,735,197	0.58	1,297,181	1.41	1,327,498	2.20
Certificates under $100,000	891,188	3.51	914,381	4.85	981,248	4.96
Certificates $100,000 and over	2,016,003	2.27	1,776,893	4.88	1,692,782	6.41

Total	$5,827,652		$5,263,167		$5,271,051

The maturity of Wilmington Trust’s time deposits of $100,000 or more is as follows:

	Certificates	All other interest-
December 31, 2002 (in thousands)	of deposit	bearing deposits

Three months or less	$1,096,663	$417,006
Over three through six months	513,216	—
Over six through twelve months	435,817	—
Over twelve months	34,812	—

Total	$2,080,508	$417,006

A summary of short-term borrowings at December 31, is as follows (in thousands):

		Securities sold
	Federal funds	under agreements	U.S. Treasury
	purchased	to repurchase	demand notes	Lines of credit

2002
Balance at December 31	$432,328	$226,500	$41,889	$34,000
Weighted average interest rate at balance sheet date	2.3%	0.6%	1.2%	1.7%
Maximum amount outstanding at any month-end	$745,139	$287,168	$96,109	$37,100
Approximate average amount outstanding during the period	$532,169	$232,004	$28,989	$27,921
Weighted average interest rate for average amounts outstanding during the period	2.7%	1.0%	1.5%	2.2%

2001
Balance at December 31	$556,849	$271,412	$94,871	$33,500
Weighted average interest rate at balance sheet date	3.4%	1.2%	1.6%	2.5%
Maximum amount outstanding at any month-end	$1,186,500	$290,576	$94,871	$34,000
Approximate average amount outstanding during the period	$727,378	$235,600	$44,480	$20,189
Weighted average interest rate for average amounts outstanding during the period	5.1%	3.1%	3.5%	4.2%

2000
Balance at December 31	$865,645	$233,800	$30,757	$17,000
Weighted average interest rate at balance sheet date	6.3%	5.5%	5.4%	7.1%
Maximum amount outstanding at any month-end	$1,026,600	$242,686	$94,625	$25,000
Approximate average amount outstanding during the period	$875,976	$207,669	$43,453	$18,852
Weighted average interest rate for average amounts outstanding during the period	6.5%	5.4%	6.1%	7.0%

Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust’s funding sources by deposit type:

(Based on daily average balances)	2002	2001	2000

Savings	5.32%	5.51%	5.92%
Interest-bearing demand	26.10	20.62	20.69
Certificates of deposit	43.73	42.78	41.67
Short-term borrowings	12.35	16.34	17.86
Demand deposits	12.50	14.75	13.86

Total	100.00%	100.00%	100.00%

The following table presents an analysis of Wilmington Trust’s return on average assets and return on average equity over the last three years:

	2002	2001	2000

Return on average assets	1.74%	1.73%	1.68%
Return on average stockholders’ equity	18.50	19.53	22.76
Dividend payout	49.51	49.22	47.33
Average equity to average asset	9.39	8.86	7.37

Regulatory Matters

     The following is a summary of laws and regulations applicable to Wilmington Trust and the Banks. It does not purport to be complete, and is qualified by reference to those laws and regulations.

General

     Wilmington Trust is a bank holding company and a thrift holding company, as well as a financial holding company under the Bank Holding Company Act (the “BHCA”). The Banks are deposit-taking institutions whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Federal statutes that apply to Wilmington Trust and/or the Banks include the BHCA, the Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners’ Loan Act. Wilmington Trust is regulated by the Delaware Department of Banking and the Federal Reserve Board (the “FRB”). Wilmington Trust’s Delaware bank subsidiary, WTC, is regulated by the Delaware Department of Banking and the FDIC; its Pennsylvania bank subsidiary, WTPA, is regulated by the Pennsylvania Department of Banking and the FRB; and its federal savings bank subsidiary with branches in Maryland and Florida, WTFSB, is regulated by the Office of Thrift Supervision (the “OTS”). In addition, certain other of Wilmington Trust’s subsidiaries are regulated by federal and state authorities.

     BHCA

     Under the BHCA and FRB regulations adopted under the BHCA, the FRB’s approval is required before a bank holding company may acquire “control” of a bank or before any company may acquire “control” of a bank holding company. The BHCA defines “control” of a bank to include ownership or the power to vote 25% or more of any class of a bank’s voting stock, the ability to otherwise control the election of a majority of a bank’s directors, or the power to exercise a controlling influence over a bank’s management or policies. In addition, the FRB’s prior approval is required for:

•	The acquisition by a bank holding company of ownership or control of more than five percent of the outstanding shares of any class of voting securities of a bank or a bank holding company;
•	The acquisition by a bank holding company, or any nonbanking subsidiary of a bank holding company, of all or substantially all of a bank’s assets; or
•	The merger or consolidation of bank holding companies.

     Accordingly, before obtaining “control” of Wilmington Trust, a bank holding company or other company would need to obtain the FRB’s prior approval. Since Wilmington Trust is a savings and loan holding company, the entity also would need to obtain the OTS’s approval.

     A bank holding company and its subsidiaries generally may not, with certain exceptions, engage in, acquire, or control voting securities or assets of a company engaged in any activity other than (1) banking or managing or controlling banks and other subsidiaries that are engaged in activities authorized under the BHCA and (2) any activity the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These include any incidental activities necessary to carry on those activities. The FRB has approved a lengthy list of activities permissible for bank holding companies and their non-banking subsidiaries. Those include:

•	Making, acquiring, and servicing loans and other extensions of credit;

•	Performing functions a trust company can perform;
•	Acting as an investment or financial advisor;
•	Performing certain insurance agency and underwriting activities directly related to extensions of credit by the holding company or its subsidiaries and engaging in insurance agency activities in towns of 5,000 or less;
•	Performing appraisals of real estate and tangible and intangible personal property;
•	Acting as an intermediary for the financing of commercial and industrial income-producing real estate;
•	Providing certain securities brokerage services;
•	Underwriting and dealing in government obligations and money market instruments; and
•	Providing tax planning and preparation services.

     In addition, under the BHCA, a bank holding company that meets certain qualifications can elect to become a financial holding company. A financial holding company can engage in the activities permitted generally for bank holding companies, including the activities listed above, without obtaining the FRB’s approval that would otherwise be required. A financial holding company also may engage in additional activities not otherwise permitted for a bank holding company, generally without obtaining the FRB’s prior approval. These additional permitted activities include engaging in, acquiring, or controlling a company engaged in securities underwriting and distribution, merchant banking, certain insurance agency, brokerage, and underwriting activities, and other activities the FRB determines are financial in nature, incidental to a financial activity, or complementary to a financial activity and do not pose a substantial risk to the company’s or the financial system’s safety and soundness.

     To qualify to become a financial holding company, a bank holding company’s subsidiary depository institutions must all be “well-managed” and “well-capitalized” and have at least a “satisfactory” rating under the Community Reinvestment Act (the “CRA”). In 2000, Wilmington Trust became a financial holding company. Its status as a financial holding company should permit greater flexibility in the future growth of its fee businesses. If Wilmington Trust or one of the Banks fails to meet applicable capital and management requirements, the FRB may impose limitations or conditions on Wilmington Trust or its subsidiaries, and Wilmington Trust could not commence any additional financial holding company activities without the FRB’s approval. If the problem was not corrected within 180 days after notice from the FRB or such additional time as the FRB permits, Wilmington Trust could be required to cease engaging in the financial holding company activity or divest ownership of one or more of the Banks.

     Interstate Banking Act

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), adequately capitalized and managed bank holding companies are permitted to acquire a bank in any state, subject to regulatory approval and certain limitations, and regardless of certain state law restrictions such as reciprocity requirements and regional compacts. States cannot “opt out” of these interstate acquisition provisions.

     In addition, under the Interstate Banking Act, banks located in different states are allowed to merge, subject to regulatory approval and certain limitations, as long as neither bank is headquartered in a state that “opted out” of those provisions.

     Under the Interstate Banking Act, states may permit out-of-state banks to establish new branches within their borders or acquire existing branches within their borders. Delaware exercised its authority under the Interstate Banking Act to allow mergers between Delaware banks and out-of-state banks, as well as the opening of new Delaware offices by the resulting institutions. However, Delaware did not permit out-of-state banks to establish new branches in Delaware or acquire Delaware branches of other institutions without merging with them.

     Safety and Soundness Limitations

     As a bank holding company, Wilmington Trust is required to conduct its operations in a safe and sound manner. If the FRB believes an activity of a bank holding company or control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, presents a serious risk to the financial safety, soundness, or stability of a subsidiary bank of the bank holding company and is inconsistent with sound banking practices or the purposes of the BHCA or certain other federal banking statutes, the FRB may require the bank holding company to terminate the activity or the holding company’s control of the subsidiary.

     Under Section 23B of the Federal Reserve Act, each of the Banks may engage in transactions with its affiliates only on an arms’-length basis. Under Section 23A of the Federal Reserve Act, each of the Banks is subject to dollar amount and collateral requirements with respect to loans to its affiliates and asset purchases from its affiliates. For these purposes, Wilmington Trust and the companies it controls, including the Banks, are “affiliates” of the Banks. In addition to their restrictions on transactions with affiliates, the Federal Reserve Act and FRB regulations impose dollar amount, credit quality, and other limitations on loans by the Banks to directors, officers, and principal shareholders of the Banks and their subsidiaries and to related interests of those persons.

     Capital Standards

     The FRB and the other federal banking agencies have adopted “risk-based” capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies’ jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating “risk-weighted” assets. For this purpose, a bank’s risk-weighted assets include both its assets and off-balance sheet items, such as loan commitments and standby letters of credit, and each asset and off-balance sheet item is assigned a risk weight. An institution’s risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders’ equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of “Tier 1” capital to total assets. At December 31, 2002, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

     FDIC Insurance and Bank Regulation

     The FDIC insures deposits in the Banks up to applicable limits. None of the Banks is currently required to pay premiums for FDIC insurance coverage.

     The FDIC and the other federal banking agencies may impose a variety of sanctions if Wilmington Trust or one of the Banks does not operate in accordance with applicable laws, regulations, policies, or directives. These include instituting cease-and-desist proceedings, assessing civil monetary penalties, and removing officers. In addition, the FDIC has the authority to terminate deposit insurance coverage, after notice and hearing, if it determines that an insured deposit-taking institution is engaged in an unsafe or unsound practice that has not been corrected, is in an unsafe or unsound condition to continue operation, or has violated any law, regulation, rule or order of, or condition imposed by, the FDIC. Wilmington Trust is not aware of any past or current practice, condition, or violation that might lead to termination of the deposit insurance coverage of any of the Banks or any proceeding against Wilmington Trust, any of the Banks, or any of their respective directors, officers, or staff members.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “Improvement Act”) requires annual on-site examinations of insured depository institutions, and authorizes the appropriate federal banking agency to take prompt corrective action to resolve an institution’s problems. The nature and extent of the corrective action depends primarily on the institution’s capital level. While the Banks are all well-capitalized, if any of them became undercapitalized, remedies available to the appropriate federal banking agency would include:

•	Requiring recapitalization or a capital restoration plan;
•	Restricting transactions with affiliates;
•	Restricting interest rates, asset growth, activities, and investments in subsidiaries; and
•	Ordering a new election of directors, dismissing directors or senior executive officers, and requiring the employment of qualified senior executive officers.

In any such event, Wilmington Trust could be required to guarantee compliance with the Bank’s capital restoration plan and provide assurance of performance under the plan.

     Dividend Limitations

     The FRB’s policy generally is that banks and bank holding companies should not pay dividends unless the institution’s prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. FRB policy also is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Accordingly, the FRB believes that those subsidiary banks should not be compromised by a level of cash dividends that places undue pressure on their capital.

     The FDIC can prohibit a bank from paying dividends if it believes the dividend payment would constitute an unsafe or unsound practice. Federal law also prohibits dividend payments that would result in a bank failing to meet its applicable capital requirements. Delaware law restricts WTC from declaring dividends that would impair its stated capital.

     OTS regulations limit capital distributions by WTFSB. WTFSB must give notice to the OTS at least 30 days before a proposed capital distribution. If WTFSB has capital in excess of all of its regulatory capital requirements before and after a proposed capital distribution and is not otherwise restricted in making capital distributions, it may, after that prior notice but without the OTS’s approval, make capital distributions during a calendar year equal to the greater of (1) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its “surplus capital ratio” (i.e., its excess capital over its capital requirements) at the beginning of the calendar year or (2) 75% of its net income for the previous four quarters. Any additional capital distributions require prior OTS approval.

     Other Laws and Regulations

     The lending and deposit-taking activities of the Banks are subject to a variety of federal and state consumer protection laws, including:

•	The Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family, or household purposes and imposes substantive restrictions with respect to home equity lines of credit);
•	The Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities);
•	The Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting and requires notice of adverse action to persons denied credit);
•	The Fair Credit Reporting Act (which requires a lender to disclose the name and address of a credit bureau that has provided a report that resulted in a denial of credit and imposes requirements in connection with pre-screened offers of credit and the sharing of information with affiliates and third parties);
•	The Real Estate Settlement Procedures Act (which requires residential mortgage lenders to provide loan applicants with closing cost information and prohibits referral fees in connection with loans and other real estate settlement services);
•	The Electronic Funds Transfer Act (which requires certain disclosures in connection with electronic funds transactions); and
•	The Expedited Funds Availability Act (which requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule that must be disclosed to customers).

     Under the CRA and the Fair Housing Act, depository institutions are prohibited from certain discriminatory practices that limit or withhold services to individuals residing in economically depressed areas. In addition, the CRA imposes certain affirmative obligations to provide lending and other financial services to those individuals. CRA performance is considered by all of the federal banking agencies in reviewing applications to relocate an office, merge, acquire a financial institution, or establish new branch or deposit facilities.

     Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state that did not override that preemption. Although some states overrode that preemption, Delaware, Florida, Maryland, and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate the Banks can charge on such loans governed by the laws of those states. In addition, the usury limitations of the Banks’ respective home states apply to all other loans the Banks offer nationwide. In today’s interest rate environment, those usury laws do not materially affect the Banks’ lending programs.

          Delaware Law

          The state of Delaware is generally regarded as a premier jurisdiction in the United States for corporate and trust matters. This reputation stems from the favorable legal and tax environment established by the Delaware legislature and the 200-year case law history of the state’s Chancery Court system, which has jurisdiction over corporate and trust matters. In general, trusts governed by Delaware law can be administered more flexibly, more economically, for longer periods of time, with a greater degree of protection from creditors, and with a greater degree of confidentiality than is available in many other states.

          More corporations are incorporated in Delaware than in any other state in the country. Many Fortune 500 companies are headquartered in Delaware, especially those in the pharmaceutical, life sciences, chemical, and financial services industries. The presence of these companies and the favorable environment historically have contributed to Wilmington Trust’s and WTC’s operating results.

          While in recent years, several states, including Nevada and Alaska, have implemented advantageous legal and tax provisions similar to those available in Delaware, Delaware continues to provide a spectrum of advantages for corporate and trust matters that is widely regarded as unparalleled in any other state.

          Information about Wilmington Trust’s reporting segments is contained in Note 18 of its Consolidated Financial Statements in its Annual Report to Shareholders for 2002, which is incorporated by reference herein.

          Available Information

          Wilmington Trust’s website is www.wilmingtontrust.com. Wilmington Trust makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2 - PROPERTIES

     Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., which is a subsidiary of WTC. WTC carries the mortgage for this facility, which had an outstanding balance of $35.9 million at December 31, 2002.

     A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

     As of December 31, 2002, the Banks had 51 branches in the following locations:

•	Twenty-three are in New Castle County, seven are in Kent County, and 15 are in Sussex County, Delaware;
•	One each is in Bucks, Chester, Delaware, and Philadelphia Counties, Pennsylvania;
•	One is in Baltimore, Maryland; and
•	One is in Palm Beach County, Florida.

Thirty-four of these branches are in facilities owned by the Bank or their subsidiaries and the remainder are in leased facilities.

     WTC also operates a sales office in a leased facility in London, England, and, through its subsidiaries, trust offices in leased facilities in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in Costa Mesa and Santa Monica, California, Atlanta, Georgia, Las Vegas, Nevada, and New York City, New York.

     Both of Wilmington Trust’s reporting segments operate at Wilmington Trust Center. Wilmington Trust’s fee reporting segment and banking reporting segment primarily operate its branches, and its fee reporting segment operates its trust agency offices.

ITEM 3 - LEGAL PROCEEDINGS

     Wilmington Trust and its subsidiaries are involved in various legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of all pending suits and claims, management does not believe that the ultimate resolution of any of these matters will have a material adverse effect on Wilmington Trust’s consolidated financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Certain information required by this item is contained on page 25 of the Management’s Discussion and Analysis portion of Wilmington Trust’s Annual Report to Shareholders, which is incorporated by reference herein. See also “Item 1 - Business.”

     The table set forth below contains information as of December 31, 2002 about the number of securities to be issued upon exercise of outstanding options to purchase Wilmington Trust stock, the weighted average exercise price of those options, and the number of securities remaining available for issuance under Wilmington Trust’s 2000 Employee Stock Purchase Plan, 2001 Non-Employee Director Stock Option Plan, and 2002 Long-Term Incentive Plan:

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,624,043	$27.47	4,603,761
Equity compensation plans not approved by security holders	—	—	—
Total	4,624,043	$27.47	4,603,761

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the last five years: (in thousands, except per share information)

	2002	2001	2000	1999	1998

Interest income	$392,871	$468,798	$530,454	$462,176	$456,939
Net interest income	276,530	258,813	255,139	245,913	237,697
Provision for loan losses	22,013	19,850	21,900	17,500	20,000
Net income	133,157	125,170	120,939	107,297	114,325
Per share data:
Net income-basic	2.03	1.92	1.87	1.63	1.71
Net income-diluted	2.01	1.90	1.85	1.61	1.67
Cash dividends declared	1.005	.945	.885	.825	.765
Balance sheet at year-end:
Assets	$8,131,275	$7,518,462	$7,321,616	$7,201,944	$6,300,565
Long-term debt	160,500	160,500	168,000	168,000	168,000

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this item is contained on pages 11 to 33 of Wilmington Trust’s Annual Report to Shareholders for 2002, which are incorporated by reference herein, except as modified by the following:

     Page 21: In the left column, in the fifth paragraph, the entity management division of the corporate client business is discussed.

• Revenue from this division was 38%, or $4.8 million, higher than in 2001.
• Approximately 76% of this growth resulted from the acquisition of SPV Management.

Page 22: In the left column, in the section on goodwill and service charges, in the second paragraph, the last sentence discusses business checking fee income.

•	Business checking fee income increased 22% from 2001.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this item is contained on pages 23 and 28 of Wilmington Trust’s Annual Report to Shareholders for 2002, which are incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information required by this item is contained on the respective pages indicated of Wilmington Trust’s Annual Report to Shareholders for 2002. Those pages are incorporated by reference herein.

Annual Report
to Shareholders
Page Number
Consolidated Statements of Condition as of December 31, 2002, and 2001	35
Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000	36
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	37
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	38
Notes to Consolidated Financial Statements - December 31, 2002, 2001, and 2000	39-58
Report of Independent Auditors	60
Unaudited Selected Quarterly Financial Data	34

Report of Independent Auditors

To the Board of Directors and Shareholders
Wilmington Trust Corporation

We have audited the consolidated statements of income, changes in stockholders’ equity, and cash flows of Wilmington Trust Corporation and subsidiaries for the year ended December 31, 2000 (incorporated by reference in this Annual Report on Form 10-K). These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wilmington Trust Corporation and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 26, 2001

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K is contained on pages 4 to 10 of Wilmington Trust’s proxy statement for its Annual Shareholders’ Meeting to be held on April 17, 2003 (the “Proxy Statement”), which are incorporated by reference herein.

     Information required by Rule 405 of Regulation S-K is contained on pages 21 and 22 of the Proxy Statement, which are incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is contained on pages 13 to 19 of the Proxy Statement, which are incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is contained on pages 11 and 12 of the Proxy Statement, which are incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained on page 22 of the Proxy Statement, which is incorporated by reference herein.

ITEM 14 - CONTROLS AND PROCEDURES

     On February 26, 2002, the Chairman of the Board and Chief Executive Officer of Wilmington Trust and its Chief Financial Officer conducted an evaluation of the effectiveness of Wilmington Trust’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that Wilmington Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to Wilmington Trust (including its consolidated subsidiaries) required to be included in the periodic filings it makes with the Securities and Exchange Commission. There have been no significant changes in Wilmington Trust’s internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1.     Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust are incorporated by reference in Item 8 above:

Annual Report
to Shareholders
Page Number
Consolidated Statements of Condition as of December 31, 2002, and 2001	35
Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000	36
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	37
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	38
Notes to Consolidated Financial Statements - December 31, 2002, 2001, and 2000	39-58
Report of Independent Auditors	60

     2.     Financial Statement Schedules. No financial statement schedules are required to be filed as part of this report.

     3.     Financial Statement Exhibits. The exhibits listed below have been filed or are being filed as part of this report. Any exhibit will be made available to any shareholder upon receipt of a written request therefore, together with payment of $.20 per page for duplicating costs. Shareholders should contact Ellen J. Roberts, Vice President, Investor Relations, (302) 651-8069.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659)[8]
3.2	Amended and Restated Bylaws of the Corporation[16]
10.1	Purchase and Assumption Agreement dated June 18, 1991 by and between Wilmington Trust Company and Wilmington Savings Fund Society (Commission File Number 1-14659)[2]
10.2	Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and The Sussex Trust Company (Commission File Number 1-14659)[3]
10.3	Deposit Insurance and Transfer and Asset Purchase Agreement among the Federal Deposit Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal Deposit Insurance Corporation, and Wilmington Trust Company dated as of February 21, 1992 (Commission File Number 1-14659)[4]
10.4	Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank (Commission File Number 1-14659)[5]
10.5	Rights Agreement dated as of January 19, 1996 between Wilmington Trust Corporation and Harris Trust and Savings Bank (Commission File Number 1-14659)[7]
10.6	Supplemental Executive Retirement Plan (Commission File Number 1-14659)[8]
10.7	Amended and Restated Supplemental Executive Retirement Plan (Commission File Number 1-14659)[11]
10.8	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659)[8]
10.9	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert J. Christian (Commission File Number 1-14659)[8]
10.10	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Howard K. Cohen (Commission File Number 1-14659)[8]
10.11	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659)[8]
10.12	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[8]
10.13	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659)[8]
10.14	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Hugh D. Leahy Jr. (Commission File Number 1-14659)[8]
10.15	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert A. Matarese (Commission File Number 1-14659)[8]
10.16	Severance Agreement dated as of July 18, 1996 between Wilmington Trust Company and Rita C. Turner (Commission File Number 1-14659)[9]
10.17	Severance Agreement dated as of June 28, 1999 between Wilmington Trust Company and Rodney P. Wood (Commission File Number 1-14659)[11]

10.18	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659)[12]
10.19	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert J. Christian (Commission File Number 1-14659)[12]
10.20	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Howard K. Cohen (Commission File Number 1-14659)[12]
10.21	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell, II (Commission File Number 1-14659)[12]
10.22	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[12]
10.23	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra, Jr. (Commission File Number 1-14659)[12]
10.24	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Hugh D. Leahy, Jr. (Commission File Number 1-14659)[12]
10.25	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert A. Matarese (Commission File Number 1-14659)[12]
10.26	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rita C. Turner (Commission File Number 1-14659)[12]
10.27	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rodney P. Wood (Commission File Number 1-14659)[12]
10.28	1991 Employee Stock Purchase Plan (Commission File Number 1-14659)[1]
10.29	1996 Employee Stock Purchase Plan (Commission File Number 1-14659)[8]
10.30	2000 Employee Stock Purchase Plan (Commission File Number 1-14659)[11]
10.31	1983 Employee Stock Option Plan (Commission File Number 1-14659)[1]
10.32	1988 Long-Term Incentive Stock Option Plan (Commission File Number 1-14659)[1]
10.33	1991 Long-Term Incentive Stock Option Plan (Commission File Number 1-14659)[1]
10.34	1996 Long-Term Incentive Plan (Commission File Number 1-14659)[8]
10.35	1999 Long-Term Incentive Plan (Commission File Number 1-14659)[10]
10.36	2001 Non-Employee Directors’ Stock Option Plan (Commission File Number 1-14659)[12]
10.37	Thrift Savings Plan (Commission File Number 1-14659)[1]
10.38	Amended and Restated Thrift Savings Plan (Commission File Number 1-14659)[12]
10.39	First Amendment to the Wilmington Trust Thrift Savings Plan (Commission File Number 1-14659)[12]
10.40	Amended and Restated Thrift Savings Plan (Commission File Number 1-14659)[13]
10.41	Employee Stock Ownership Plan (Commission File Number 1-14659)[1]

10.42	Senior Executive Incentive Compensation Plan (Commission File Number 1-14659)[6]
10.43	Executive Incentive Plan (Commission File Number 1-14659)[10]
10.44	Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659)[15]
10.45	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002 (Commission File Number 1-14659)[14]
10.46	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated June 29, 2002 (Commission File Number 1-14659)[14]
10.47	Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of July 31, 1998 (Commission File Number 1-14659)[15]
10.48	First Amendment to the Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC (Commission File Number 1-14659)[15]
10.49	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of March 10, 2001 (Commission File Number 1-14659)[14]
10.50	Third Amendment to the Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC (Commission File Number 1-14659)[15]
10.51	Merger Agreement among Balentine Holdings, Inc., Robert M. Balentine, B. Clayton Rolader, Jeffrey P. Adams, Robert E. Reiser, Jr., Gary B. Martin, Wesley A French, Michael E. Wolf, The 1999 Balentine Family Trust, The Robert M. Balentine Insurance Trust, WTC Merger Subsidiary, Inc., WT Investments, Inc. and Wilmington Trust Corporation dated as of October 23, 2001 (Commission File Number 1-14659)[15]
10.52	Amended and Restated Limited Liability Company Agreement of Balentine Delaware Holding Company, LLC dated as of January 2, 2002 (Commission File Number 1-14659)[15]
10.53	Agreement for the Sale and Purchase of SPV Management Limited dated January 1, 2002 by and among Anthony Francis Raikes and Piers Minoprio and Wilmington Trust (UK) Limited and Wilmington Trust Corporation (Commission File Number 1-14659)[15]
10.54	2002 Long-Term Incentive Plan[16]
13	2002 Annual Report to Shareholders of Wilmington Trust Corporation[16]
21	Subsidiaries of Wilmington Trust Corporation[16]
23.1	Consent of KPMG LLP[16]
23.2	Consent of Ernst & Young LLP[16]

[1]	Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.
[2]	Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 2, 1992.
[3]	Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 3, 1992.

[4]	Incorporated by reference to the exhibit to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 25, 1992.
[5]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 23, 1993.
[6]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 31, 1993.
[7]	Incorporated by reference to the exhibit to the Report on Form 8-A of Wilmington Trust Corporation filed on January 31, 1995.
[8]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.
[9]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 28, 1997.
[10]	Incorporated by reference to Exhibit A to the proxy statement of Wilmington Trust Corporation dated March 22, 1999 filed on March 31, 1999.
[11]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.
[12]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.
[13]	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 29, 2002.
[14]	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.
[15]	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.
[16]	Filed herewith.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILMINGTON TRUST CORPORATION

By:	/s/ Ted T. Cecala

Ted T. Cecala Director, Chairman of the Board, and Chief Executive Officer (Date) March 20, 2003

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Ted T. Cecala

Ted T. Cecala Director, Chairman of the Board, and Chief Executive Officer (Date) March 20, 2003

/s/ Robert V.A. Harra, Jr.

Robert V. A. Harra, Jr. Director, President, and Chief Operating Officer (Date) March 20, 2003

/s/ David R. Gibson

David R. Gibson Executive Vice President and Chief Financial Officer (Date) March 20, 2003

/s/ Gerald F. Sopp

Gerald F. Sopp Controller (Date) March 20, 2003

/s/ Carolyn S. Burger

Carolyn S. Burger Director (Date) March 20, 2003

/s/ Richard R. Collins

Richard R. Collins Director (Date) March 20, 2003

/s/ Charles S. Crompton, Jr.

Charles S. Crompton, Jr. Director (Date) March 20, 2003

Edward B. du Pont Director (Date) March 20, 2003

/s/ R. Keith Elliott

R. Keith Elliott Director (Date) March 20, 2003

/s/ Rex L. Mears

Rex L. Mears Director (Date) March 20, 2003

/s/ Hugh E. Miller

Hugh E. Miller Director (Date) March 20, 2003

/s/ Stacey J. Mobley

Stacey J. Mobley Director (Date) March 2, 2003

/s/ David P. Roselle

David P. Roselle Director (Date) March 20, 2003

/s/ H. Rodney Sharp, III

H. Rodney Sharp, III Director (Date) March 20, 2003

/s/ Thomas P. Sweeney

Thomas P. Sweeney Director (Date) March 20, 2003

/s/ Robert W. Tunnell, Jr.

Robert W. Tunnell, Jr. Director (Date) March 20, 2003

CERTIFICATIONS

I, Ted T. Cecala, Chairman of the Board and Chief Executive Officer of Wilmington Trust Corporation, hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Wilmington Trust Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ted T. Cecala
Date: March 20, 2003
Ted T. Cecala
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, David R. Gibson, Executive Vice President and Chief Financial Officer of Wilmington Trust Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Wilmington Trust Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David R. Gibson
Date: March 20, 2003
David R. Gibson
Executive Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES – OXLEY ACT OF 2002

The undersigned certify that, to their knowledge, the Form 10-K of Wilmington Trust Corporation (“Wilmington Trust”) for 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in that report fairly presents, in all material respects, the financial condition and results of operation of Wilmington Trust.

/s/ Ted T. Cecala

Ted T. Cecala Chairman of the Board and Chief Executive Officer

/s/ David R. Gibson

David R. Gibson Executive Vice President and Chief Financial Officer