Form 10-Q
period 2003-03-31
WILMINGTON TRUST CORP
filed 2003-05-15
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the Quarterly Period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For The Transition Period From ____________ to ___________

           Commission File Number: 1-14659

                          WILMINGTON TRUST CORPORATION
           ----------------------------------------------------------
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

[X] Yes                [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[x] Yes   [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 2003 - 65,704,655 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1 - Financial Statements (unaudited)

                  Consolidated Statements of Condition                                    1
                  Consolidated Statements of Income                                       3
                  Consolidated Statements of Cash Flows                                   5
                  Notes to Consolidated Financial Statements                              7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              15

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk             34

         Item 4 - Controls and Procedures                                                35

Part II. Other Information

         Item 1 - Legal Proceedings                                                      36
         Item 2 - Changes in Securities and Use of Proceeds                              36
         Item 3 - Defaults Upon Senior Securities                                        36
         Item 4 - Submission of Matters to a Vote of Security Holders                    36
         Item 5 - Other Information                                                      36
         Item 6 - Exhibits and Reports on Form 8-K                                       36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                      March 31,      December 31,
(in thousands)                                                                           2003            2002
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $  207,303     $     248,850
                                                                                      ----------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                          3,832                32
                                                                                      ----------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                             451,648           489,525
       Obligations of state and political subdivisions                                    13,010            13,039
       Other securities                                                                1,075,452           841,335
------------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                            1,540,110         1,343,899
                                                                                      ----------------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions                                     3,546             3,592
       Other securities                                                                    1,093             1,195
------------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
               of $4,960 and $5,131, respectively)                                         4,639             4,787
                                                                                      ----------------------------
Loans:
       Commercial, financial, and agricultural                                         2,153,971         2,137,465
       Real estate-construction                                                          604,042           591,877
       Mortgage-commercial                                                             1,054,861         1,065,907
       Mortgage-residential                                                              627,129           677,205
       Consumer                                                                        1,568,462         1,553,042
       Unearned income                                                                      (291)             (392)
------------------------------------------------------------------------------------------------------------------
             Total loans net of unearned income                                        6,008,174         6,025,104
       Reserve for loan losses                                                           (86,010)          (85,157)
------------------------------------------------------------------------------------------------------------------
             Net loans                                                                 5,922,164         5,939,947
                                                                                      ----------------------------
Premises and equipment, net                                                              154,007           155,166
Goodwill, net of accumulated amortization
       of  $29,785 in 2003 and 2002                                                      240,072           240,173
Other intangible assets, net of accumulated amortization
       of  $8,246 in 2003 and $8,125 in 2002                                              21,394            21,672
Accrued interest receivable                                                               38,544            38,593
Other assets                                                                             135,929           138,156
------------------------------------------------------------------------------------------------------------------
             Total assets                                                             $8,267,994     $   8,131,275
                                                                                      ============================

                                                                                       March 31,     December 31,
(in thousands)                                                                           2003            2002
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                                     $  919,080     $   1,189,610
       Interest-bearing:
             Savings                                                                     366,495           349,322
             Interest-bearing demand                                                   2,129,982         1,833,516
             Certificates under $100,000                                                 867,455           884,137
             Certificates $100,000 and over                                            2,294,047         2,080,508
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                            6,577,059         6,337,093
                                                                                ----------------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                              603,940           658,828
       U.S. Treasury demand                                                               10,663            41,889
       Line of credit                                                                     24,000            34,000
------------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                                 638,603           734,717
                                                                                ----------------------------------
Accrued interest payable                                                                  28,855            29,708
Other liabilities                                                                        108,150           127,983
Long-term debt                                                                           160,500           160,500
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                         7,513,167         7,390,001
                                                                                ----------------------------------
Minority interest                                                                             21                 5
                                                                                ----------------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                                        78,528            78,528
       Capital surplus                                                                    49,965            49,115
       Retained earnings                                                                 896,827           884,203
       Accumulated other comprehensive income                                             (1,837)           (1,209)
------------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                           1,023,483         1,010,637
       Less:  Treasury stock, at cost, 12,823,691 and
                   12,900,601 shares, respectively                                      (268,677)         (269,368)
------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                  754,806           741,269
                                                                                ----------------------------------
             Total liabilities and stockholders' equity                               $8,267,994     $   8,131,275
                                                                                ==================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                    For the three months ended
                                                                                            March 31,
                                                                                    --------------------------
(in thousands; except per share data)                                                  2003            2002
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                                          $  77,067       $  80,748
Interest and dividends on investment securities:
     Taxable interest                                                                  13,685          13,720
     Tax-exempt interest                                                                  230             247
     Dividends                                                                          1,722           1,441
Interest on federal funds sold and securities
     purchased under agreements to resell                                                  84             112
-------------------------------------------------------------------------------------------------------------
     Total interest income                                                             92,788          96,268
                                                                                    -------------------------
Interest on deposits                                                                   18,633          22,547
Interest on short-term borrowings                                                       3,219           5,902
Interest on long-term debt                                                              2,641           2,641
-------------------------------------------------------------------------------------------------------------
     Total interest expense                                                            24,493          31,090
                                                                                    -------------------------
Net interest income                                                                    68,295          65,178
Provision for loan losses                                                              (4,935)         (5,295)
-------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                                              63,360          59,883
                                                                                    -------------------------
NONINTEREST INCOME
Advisory fees                                                                          48,011          52,655
Service charges on deposit accounts                                                     7,293           6,885
Loan fees and late charges                                                              2,012           1,865
Card fees                                                                               2,636           2,420
Securities losses                                                                          (1)             --
Other noninterest income                                                                1,212             846
-------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                          61,163          64,671
                                                                                    -------------------------
     Net interest and noninterest income                                              124,523         124,554
                                                                                    -------------------------
NONINTEREST EXPENSE
Salaries and employment benefits                                                       48,870          46,974
Net occupancy                                                                           5,395           4,639
Furniture and equipment                                                                 6,014           6,588
Stationery and supplies                                                                 1,277           1,404
Advertising and contributions                                                           1,851           1,656
Servicing and consulting fees                                                           3,994           2,624
Travel, entertainment, and training                                                     1,480           1,459
Originating and processing fees                                                         1,827           1,545

Other noninterest expense                                                               8,925           8,391
-------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                         79,633          75,280
                                                                                    -------------------------
NET INCOME
     Income before income taxes and minority
         interest                                                                      44,890          49,274
Income tax expense                                                                     15,287          17,119
-------------------------------------------------------------------------------------------------------------
     Net income before minority interest                                               29,603          32,155
Minority interest                                                                         226              59
-------------------------------------------------------------------------------------------------------------
     Net income                                                                     $  29,377       $  32,096
                                                                                    =========================
Net income per share:
     Basic                                                                           $   0.45        $   0.49*
                                                                                    =========================
     Diluted                                                                         $   0.44        $   0.48*
                                                                                    =========================
     Weighted average shares outstanding:
          Basic                                                                        65,692          65,619*
          Diluted                                                                      66,174          66,510*

*Reflects the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                       For the three months ended
                                                                                                March 31,
(in thousands)                                                                           2003              2002
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                       $   29,377         $  32,096
     Adjustments to reconcile net income to net cash provided by
            Operating activities:
                 Provision for loan losses                                                 4,935             5,295
                 Provision for depreciation                                                4,727             5,444
                 Amortization of other intangible assets                                     625               399
                 Minority interest in net income                                              16                59
                 Compensation expense - nonemployee stock options                             --                30
                 Amortization of investment securities available for sale
                        discounts and premiums                                             2,478             4,041
                 Amortization of investment securities held to maturity
                        discounts and premiums                                                --                 2
                 Deferred income taxes                                                      (978)                4
                 Originations of residential mortgages available for sale                (55,068)          (39,980)
                 Gross proceeds from sales of loans                                       56,263            40,499
                 Gains on sales of loans                                                  (1,195)             (519)
                 Securities losses                                                             1                --
                 Decrease/(increase) in other assets                                       6,970            (8,479)
                 (Decrease)/increase in other liabilities                                (24,342)           11,745
------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                          23,809            50,636
                                                                                      ----------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                         135            13,506
     Proceeds from maturities of investment securities available for sale                258,419           211,937
     Proceeds from maturities of investment securities held to maturity                      148               575
     Purchases of investment securities available for sale                              (458,031)         (168,797)
     Investments in affiliates                                                                --            (2,375)
     Cash paid for purchase of subsidiary                                                     --            (1,151)
     Purchases of loans                                                                     (276)              (85)
     Net decrease/(increase) in loans                                                     13,124           (54,039)
     Purchases of premises and equipment                                                  (5,492)           (9,494)
     Dispositions of premises and equipment                                                1,924             4,987
------------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                          (190,049)           (4,936)
                                                                                      ----------------------------
FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings, and interest-bearing
            demand deposits                                                               43,109           (38,960)
     Net increase/(decrease) in certificates of deposit                                  196,857          (132,869)
     Net (decrease)/increase in federal funds purchased and securities sold
            under agreements to repurchase                                               (54,888)          121,030
     Net decrease in U.S. Treasury demand                                                (31,226)          (67,505)
     Net decrease in line of credit                                                      (10,000)           (6,900)

     Cash dividends                                                                      (16,753)          (15,745)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                     1,876             3,965
     Payments for common stock acquired through buybacks                                    (465)           (7,512)
------------------------------------------------------------------------------------------------------------------
                        Net cash provided by/(used for) financing activities             128,510          (144,496)
                                                                                      ----------------------------
     Effect of foreign currency translation on cash                                          (17)               --
                                                                                      ----------------------------
     Decrease in cash and cash equivalents                                               (37,747)          (98,796)
     Cash and cash equivalents at beginning of period                                    248,882           315,103
------------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                   $  211,135         $ 216,307
                                                                                      ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
            Interest                                                                  $   25,346         $  26,111
            Taxes                                                                          1,049             2,711
     Loans transferred during the period:
            To other real estate owned                                                $      816         $     121
            From other real estate owned                                                      --                15
     In conjunction with the acquisition of Balentine, liabilities were assumed as follows:
            Fair value of assets acquired                                             $       --         $  14,484
            Common stock issued                                                               --            (8,836)
            Cash paid                                                                         --            (1,151)
------------------------------------------------------------------------------------------------------------------
     Liabilities assumed                                                              $       --         $   4,497
                                                                                      ============================

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Stock-Based Compensation Plans

At March 31, 2003, the Corporation had three types of stock-based compensation plans, which are described in Note 15 to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2002. The Corporation applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for these plans. No stock-based compensation cost has been recognized in the accompanying consolidated financial statements for those plans. If compensation cost for the Corporation's three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income would have been as follows:

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                    -------------------------
(in thousands, except per share amounts)                                               2003           2002
-------------------------------------------------------------------------------------------------------------
Net income:
As reported                                                                         $  29,377       $  32,096
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                                                          (396)           (794)
-------------------------------------------------------------------------------------------------------------
Pro forma net income                                                                $  28,981       $  31,302

Basic earnings per share:
As reported                                                                         $    0.45       $    0.49
Pro forma                                                                                0.44            0.48

Diluted earnings per share:
As reported                                                                         $    0.44       $    0.48
Pro forma                                                                                0.44            0.47



Note 2 - Accounting and Reporting Policies

The accounting and reporting policies of Wilmington Trust Corporation (the Corporation), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc., Rodney Square Management Corporation, and Wilmington Trust (UK) Limited, conform to accounting principles generally accepted in the United States of America (GAAP) and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 - Comprehensive Income

The following table depicts other comprehensive income as required by Statement of Financial Accounting Standards (SFAS) No. 130:

                                                                              For the three months ended
                                                                                       March 31,
                                                                               ------------------------
(in thousands)                                                                    2003           2002
-------------------------------------------------------------------------------------------------------
Net income                                                                     $  29,377      $  32,096
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                                 (505)        (3,950)
Reclassification adjustment for securities gains included in net income                1             --
Net unrealized holding gains arising during the period on derivatives
     used for cash flow hedge                                                         --             --
Reclassification adjustment for derivitive gains included in net income              (30)           (15)
Foreign currency translation adjustments                                             (94)            --
Minimum pension liability adjustment                                                  --             --
                                                                               ------------------------
Total comprehensive income                                                     $  28,749      $  28,131

Note 4  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                                                   For the three months ended
                                                                                             March 31,
                                                                                    -------------------------
(in thousands; except per share data)                                                  2003            2002
-------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                                     $  29,377        $ 32,096
-------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                                              65,692          65,619*
-------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                                                          482             891*
-------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                                               66,174          66,510*
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                            $    0.45        $   0.49*
=============================================================================================================
Diluted earnings per share                                                          $    0.44        $   0.48*
=============================================================================================================
Cash dividends per share                                                            $   0.255        $   0.24*

The number of anti-dilutive stock options excluded was 2.0 million for the period ended March 31, 2003, and 439,000 for the corresponding period of 2002.

*Reflects the two-for-one stock split in the form of a 100% stock dividend paid on June 17, 2002.

Note 5  - Segment Reporting

For the purposes of reporting our results, we divide our business activities into two segments. Our banking and advisory fee-based segments comprise the services we provide to customers. The banking and advisory fee-based segments are managed separately but have overlapping markets, customers, and systems. The Corporation's strategy to develop full relationships across a broad product array allows these two segments to market separate products and services to a common base of customers.

The banking segment includes lending, deposit-taking, and branch banking in our primary banking markets of Delaware, Pennsylvania, and Maryland, along with institutional deposit-taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages, and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

The advisory fee-based segment includes wealth advisory services, asset management, mutual fund, corporate client services to individuals and corporations in the United States and more than 50 other countries, and the results of Balentine & Company. Wealth advisory service activities include investment management, trust services, private banking, estate settlement, financial planning, and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management, and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC.

Corporate client services include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies, and entity management services.

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

Financial data by segment for March 31, 2003 vs. March 31, 2002 is as follows:

---------------------------------------------------------------------------------------------------------
                                                                 Banking        Fee-Based
Quarter ended March 31, 2003 (in thousands)                     Business        Business         Totals
---------------------------------------------------------------------------------------------------------
Net interest income                                             $  60,875       $   7,420       $  68,295
Provision for loan losses                                          (4,935)             --          (4,935)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                                55,940           7,420          63,360
Total advisory fees:
     Wealth advisory services                                         667          32,968          33,635
     Corporate client services                                        391          14,536          14,927
     Affiliate managers                                                --            (223)           (223)
     Amortization of other intangibles                                 --            (328)           (328)
Other noninterest income                                           12,547             606          13,153
Securities losses                                                      (1)             --              (1)
---------------------------------------------------------------------------------------------------------
Net interest and noninterest income                                69,544          54,979         124,523
Noninterest expense                                               (36,956)        (42,677)        (79,633)
---------------------------------------------------------------------------------------------------------
Segment profit from operations                                     32,588          12,302          44,890
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                              $  32,588       $  12,302       $  44,890
=========================================================================================================
Intersegment revenue                                            $      --       $      --       $      --
Depreciation and amortization                                       4,774           3,056           7,830
Investment in equity method investees                                  --         241,164         241,164
Segment average assets                                          6,625,794       1,533,454       8,159,248

Quarter ended March 31, 2002 (in thousands)
---------------------------------------------------------------------------------------------------------
Net interest income                                             $  56,078       $   9,100       $  65,178
Provision for loan losses                                          (5,146)           (149)         (5,295)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                                50,932           8,951          59,883
Total advisory fees:
     Wealth advisory services                                       1,587          28,821          30,408
     Corporate client services                                        784          13,675          14,459
     Affiliate managers                                                --           7,870           7,870
     Amortization of other intangibles and goodwill                    --             (82)            (82)
Other noninterest income                                           11,401             615          12,016

Securities gains                                                       --              --              --
---------------------------------------------------------------------------------------------------------
Net interest and noninterest income                                64,704          59,850         124,554
Noninterest expense                                               (37,660)        (37,620)        (75,280)
---------------------------------------------------------------------------------------------------------
Segment profit from operations                                     27,044          22,230          49,274
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                              $  27,044       $  22,230       $  49,274
=========================================================================================================

Intersegment revenue                                            $      --       $      --       $      --
Depreciation and amortization                                       6,510           3,376           9,886
Investment in equity method investees                                  --         226,126         226,126
Segment average assets                                          6,242,005       1,133,757       7,375,762

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

Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing the hedge's effectiveness and are recorded to "Other noninterest income" in the Consolidated Statements of Income. Changes in the fair value that are determined to be ineffective are also recorded to "Other noninterest income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "Other comprehensive income" in the Consolidated Statements of Condition. For the first quarter of 2003, approximately $77,000 of gains in "Accumulated other comprehensive income" were reclassified to earnings. During the 12 months ending March 31, 2004, approximately $308,000 of gains in "Accumulated other comprehensive income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Note 7 - Subsequent Event

The Corporation issued $250 million of unsecured subordinated notes due April 15, 2013. Semi-annual interest payments are due on April and October 15th of each year beginning October 15, 2003 at a rate of 4.875%. The notes are not redeemable prior to maturity and will not be subject to any sinking fund.

Note 8 - Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets at March 31 is as follows:

                                                         2003                                           2002
                                       -----------------------------------------------------------------------------------------
                                         Gross                             Net           Gross                           Net
                                        carrying     Accumulated        carrying        carrying    Accumulated        carrying
(in thousands)                           amount      amortization        amount          amount     amortization        amount
--------------------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)               $  269,857    $     29,785      $  240,072      $  269,958   $     29,785      $  240,173
                                       =========================================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights          $    5,810    $      3,246      $    2,564      $    5,400   $      3,032      $    2,368
    Customer lists                         15,137           3,345          11,792          15,209          3,022          12,187
    Acquisition costs                       1,140           1,026             114           1,635          1,464             171
    Other intangibles                         722             629              93             722            607             115
Nonamortizing
     Other intangible assets                6,831              --           6,831           6,831             --           6,831
--------------------------------------------------------------------------------------------------------------------------------
Total other intangibles                $   29,640    $      8,246      $   21,394      $   29,797   $      8,125      $   21,672
                                       =========================================================================================

Amortization expense of other intangible assets for the three months ended March 31 is as follows:

(in thousands)                                                                                          2003             2002
--------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                                                                $        625      $      399

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2004                                                                                  $    2,051
For the year ended December 31, 2005                                                                                       1,976
For the year ended December 31, 2006                                                                                       1,234
For the year ended December 31, 2007                                                                                       1,044
For the year ended December 31, 2008                                                                                         983

The changes in the carrying amount of goodwill for the three months ended March 31 are as follows:

                                                       2003                                            2002
                                       -----------------------------------------------------------------------------------------
                                        Banking       Fee-Based                         Banking      Fee-Based
(in thousands)                          business       business          Total          business      business          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002          $    3,752    $    236,421      $  240,173      $    3,752   $    209,099      $  212,851
Goodwill acquired                              --              --              --              --          9,694           9,694
Impairment loss                                --              --              --              --           (576)           (576)
Decrease in carrying value
    due to foreign currency
    translation adjustments                    --            (101)           (101)             --             --              --
--------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2003           $    3,752    $    236,320      $  240,072      $    3,752   $    218,217      $  221,969
                                       =========================================================================================

The goodwill acquired above includes $4.2 million recorded in connection with the acquisition of Balentine Holdings, Inc. and $2.0 million recorded in connection with the Corporation's investment in Camden Partners Holdings, LLC.

During 2002, a loss was recognized for $1.2 million, the Corporation's remaining investment in Clemente Capital, Inc. (Clemente), a global investment management adviser. Clemente's financial performance and account retention led to the Corporation's writeoff of this investment. $576,000 of this loss was recognized during the first quarter of 2002. This loss is recorded in the "Other noninterest expense" line of the Corporation's Consolidated Statements of Income.

Other intangible assets acquired in the first three months of 2003 are as follows:

                                                                                                                      Weighted
                                                                                                                      average
                                                                                                                    amortization
                                                                                         Amount       Residual         period
(in thousands)                                                                          assigned        value         in years
--------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                              $      410        --               8

Note 9 - Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (the FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on the Corporation's consolidated earnings, financial condition, or equity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB

Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect. See "Stock-based employee compensation" under "Critical Accounting Policies and Estimates."

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement are not expected to have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB Nos. 5, 57, and 107, and the rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures required to be made by a guarantor in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin
(ARB) No. 51, "Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entities' lack of a voting interest or lack of control through ownership of a voting interest. The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary. Certain disclosures about the variable interest entity and the enterprise's involvement are required by both the primary beneficiary and by the enterprise that has a significant interest in a variable interest entity. Enterprises with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of the Interpretation to those entities immediately. Enterprises with a variable interest in a variable interest entity before February 1, 2002, must apply the provisions of the Interpretation to those entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about the variable interest entity when this Interpretation becomes effective, the enterprise must make similar disclosures in all financial statements issued after January 31, 2002, regardless of the date on which the variable interest entity was created. The Corporation does not expect this Interpretation to have an impact on its consolidated earnings, financial condition, or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

Wilmington Trust Corporation (the Corporation) is a financial services holding company. Through its primary wholly owned subsidiaries, Wilmington Trust Company, Wilmington Trust of Pennsylvania, and Wilmington Trust FSB, which serves as the platform for the Corporation's activities beyond Delaware and Pennsylvania, the Corporation engages in regional banking services for clients throughout the Delaware Valley region; specialty trust and administrative services for national and international corporate clients; and wealth advisory services for high-net-worth individuals and families throughout the United States and in many foreign countries.

The Corporation and its affiliates have offices in California, Delaware, Florida, Georgia, Maryland, Nevada, New Jersey, New York, Pennsylvania, Tennessee, the Cayman Islands, the Channel Islands, and London, and other affiliates in Dublin and Milan.

SUMMARY OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003

During the first quarter of 2003, all of the Corporation's core businesses experienced growth and sales momentum was good. Loan balances rose in the face of an interest rate environment that led many clients to refinance existing loans. Fee-based revenue from the wealth advisory and corporate client businesses increased. Credit quality remained stable and expense growth was limited.

Despite this success, the convergence of three economic factors prevented the Corporation from surpassing its performance for the first quarter of 2002:

- The lowest interest rates in 40 years caused a 22-basis-point drop in the net interest margin, due primarily to a high level of refinancings in the loan portfolio and repricings in the investment portfolio.
- Persistent volatility and declines in the equity markets offset the growth in advisory revenue, a large portion of which is tied to market valuations.
- The contribution from the affiliate asset managers dropped from $7.9 million for the 2002 first quarter to a negative $223,000 for the first quarter of 2003, because of lower equity market valuations and business that was lost as more clients shifted their investments to less risky alternatives.

As a result, net income was $29.4 million, which was 8.5% lower than the $32.1 million recorded for the first quarter of 2002. Earnings per share, on a diluted basis, were $0.44 for the 2003 first quarter, which was 8.3% lower than the $0.48 reported for the 2002 first quarter. The 2002 first quarter earnings per share number has been revised to reflect the 2-for-1 stock split in the form of a 100% stock dividend that was paid on June 17, 2002.

Loan balances for the quarter were $6.0 billion on a period-end as well as on an average basis. On a period-end basis, this amount was equal to balances at December 31, 2002, and 8.5% higher than balances at March 31, 2002. On average, loan balances rose 1.4% from the 2002 fourth quarter and 9.4% from the 2002 first quarter.

The provision for loan losses was 11.2% lower than for the fourth quarter of 2002, and 6.8% lower than for the year-ago first quarter.

Net interest income was 4.8% higher than for the year-ago first quarter due primarily to loan growth. The net interest margin declined from 3.97% to 3.75%, as asset yields declined at a more rapid pace than deposit costs due primarily to refinancing activity and maturing investments.

Noninterest income was 5.4% lower than for the first quarter of 2002, due primarily to equity market declines that masked growth in advisory revenue and contributed to lower revenue from the affiliate asset managers.

Noninterest expenses were 5.8% higher than for the year-ago first quarter. Noninterest revenue and noninterest expenses included results from the acquisition of SPV Management Limited, which were not consolidated until April 2002.

Assets under management at Wilmington Trust totaled $22.6 billion. Assets under management at value-style affiliate asset manager Cramer Rosenthal McGlynn were $3.2 billion. Assets under management at value-style affiliate asset manager Roxbury Capital Management were $3.2 billion. Combined assets under management totaled $28.9 billion. On an annualized basis, the first quarter 2003 return on average assets was 1.46% and return on average stockholders' equity was 15.96%, compared with 1.76% and 18.73%, respectively, for the 2002 first quarter.

The Corporation's Board of Directors raised the quarterly cash dividend 5.9%, from $0.255 to $0.27, or $1.08 on an annualized basis. This marks the 22nd consecutive year that Wilmington Trust has raised its dividend.

STATEMENT OF CONDITION

This section discusses changes in the balance sheet from the prior period, which comprised the period ended December 31, 2002.

Total assets, total earning assets, the investment portfolio, loan balances, and core deposit balances all rose, both on a period-end and average-balance basis. The increases were due to growth in the Corporation's regional banking business and additions to the investment portfolio.

At March 31, 2003, total assets were $8.3 billion, which was 1.7% higher than the $8.1 billion recorded at December 31, 2002.

Total earning assets at March 31, 2003, were $7.6 billion, compared with $7.4 billion at December 31, 2002.

The size of the investment portfolio increased 15%, from $1.3 billion at December 31, 2002, to $1.5 billion at March 31, 2003. Investments in mortgage-backed securities accounted for the majority of the increase, and were $213.8 million higher than at the end of 2002.

The Corporation is using mortgage-backed securities to help offset lower residential mortgage loan balances, which are declining due to prepayments, refinancings, and the sale of all new production into the secondary market. The Corporation believes that duration and risk can be better managed with mortgage-backed securities than by retaining residential mortgages.

At March 31, 2003, mortgage-backed securities represented 30%, the largest percentage, of the investment portfolio. Treasuries accounted for 20%; collateralized mortgage obligations, 15%; corporate issues, 14%; agencies, 9%; money market preferred stocks, 8%; municipal bonds, 1%; and other securities, 3%.

Period-end loan balances at March 31, 2003, were $6.0 billion, which was even with December 31, 2002, period-end balances. Average balances also reached $6.0 billion, which was 1.4% higher than average balances for the fourth quarter of 2002. The Corporation regards average balances as a better indicator of trends in the regional banking business than period-end balances.

The growth in loan balances on average occurred predominantly in the Delaware Valley region, where the Corporation focuses its regional banking business. This region is defined as the area along the I-95 corridor from Princeton to Baltimore, the state of Delaware, and Maryland's Eastern Shore. Compared to other parts of the United States, this region's economic health is relatively strong. According to the U.S. Bureau of Labor Statistics, Delaware's unemployment rate is the fifth lowest in the nation.

The growth in loan balances on average was split evenly between activity in Delaware and southeastern Pennsylvania. In Delaware, the growth represented new business development. In southeastern Pennsylvania, much of the growth occurred from gains in market share, as more clients preferred the geographic proximity of the Corporation's headquarters and accessibility of its management.

In the commercial loan portfolio, period-end balances at March 31, 2003, were $3.8 billion, the same as at December 31, 2002, and represented 63.5% of the overall loan portfolio. Commercial loan balances, on average, also totaled $3.8 billion, which was 3.0% higher than the $3.7 billion recorded for the fourth quarter of 2002.

Commercial loan balances are reported in three categories:

- Commercial, financial, and agricultural loans, which accounted for 56.5% of the total commercial portfolio at March 31, 2003;
-    Commercial mortgage, which accounted for 27.7%; and
-    Real estate construction, which represented 15.8%.

Period-end commercial loan balances at March 31, 2003, and December 31, 2002, reflect a reclassification of approximately $192 million, or 5%, of the commercial portfolio. The $192 million was removed from the commercial, financial, and agricultural category. Of that amount, approximately $102 million was reclassified as commercial mortgage loans, and the remaining $90 million was classified as real estate construction loans. During the quarter, an analysis revealed inconsistencies in the way certain banks were classified.

The Corporation targets its commercial lending activity to privately held businesses with annual sales of $5 million to $250 million, and where the opportunity exists for a combined credit and financial advisory relationship.

In the retail loan portfolio, retail loan balances at period-end and on average for the 2003 first quarter were $2.2 billion, essentially unchanged from the prior period. Consumer balances were slightly higher, due to increased collateral lending, primarily to wealth advisory clients. The growth in consumer balances was offset by a decline in residential mortgage balances, which occurred because:

- the low interest rate environment prompted a high volume of prepayments and refinancings, and
- the Corporation continues to sell new residential mortgage production into the secondary market.

Between December 31, 2002, and March 31, 2003, the composition of the overall loan portfolio remained relatively unchanged:

Loan portfolio composition                     March 31, 2003         December 31, 2002
---------------------------------------------------------------------------------------
Commercial, financial, and agricultural             36%                       39%
Real estate construction                            10%                        8%
Commercial mortgage                                 18%                       16%
Residential mortgage                                10%                       11%
Consumer                                            26%                       26%

The reserve for loan losses at March 31, 2003, was $86.0 million, or 1.43% of loans outstanding at period end. This compares with the reserve for loan losses at December 31, 2002, of $85.2 million, which was 1.41% of period-end loans outstanding. For the first quarter of 2003, the provision for loan losses was $4.9 million, which was 6.8% lower than the first quarter 2002 provision of $5.3 million. The levels of the reserve and provision for loan losses reflect the internal portfolio risk ratings and the level of net charge-offs.

Core deposits - demand deposits, savings, interest-bearing demand deposits, certificates of deposit under $100,000, and local certificates $100,000 and over
- were $4.4 billion at period end and $4.2 billion, on average, for the 2003 first quarter. This was slightly higher than the corresponding balances for the prior period. The $270.5 million decline in noninterest-bearing demand deposit balances was more than offset by the $296.5 million increase in interest-bearing demand deposits balances, which occurred because money market account balances rose 16.3%, or $289.5 million.

Balances for national certificates of deposit in amounts of $100,000 or more rose 10% to $2.3 billion. Of this amount, $2.2 billion represented wholesale funding that was purchased to leverage the investment portfolio and support loan growth. The low interest rate environment made these certificates an attractive source of funding. In comparison, the December 31, 2002, balance for these CDs included $1.94 billion in wholesale funding.

Stockholders' equity rose 1.8% to $754.8 million. Earnings of $29.4 million contributed to the increase, as did $2.0 million of stock issued under employee benefit programs. Offsetting the increase were $16.8 million in cash dividends and treasury stock acquisitions of $465,000. The Corporation bought back 16,008 of its shares during the quarter, which brought the total purchased under the current 8 million-share program to 64,742.

STATEMENT OF INCOME

The Corporation's mix of businesses generates a diversified stream of interest income and noninterest income. The regional banking business primarily produces net interest income and related banking fees. The wealth advisory and corporate client businesses primarily produce noninterest income from fees charged for services provided. Both interest revenue and noninterest revenue were lower for the 2003 first quarter than for the 2002 first quarter, due to economic factors that offset sales growth and business momentum.

While the interest rate environment drove the decline in interest income, it also caused a reduction in interest expense. As a result, net interest income rose 4.8% from $65.2 million for the 2002 first quarter to $68.3 million for the 2003 first quarter.

This improvement was not sufficient to offset the lower noninterest income and higher noninterest expenses, which led net income for the first quarter of 2003 to decline to $29.4 million, or 8.5%, lower than the $32.1 million recorded for the first quarter of 2002.

Management believes that by having a revenue stream that is balanced between net interest income and fee income, the Corporation will be better positioned to weather economic cycles. Management measures this balance using a ratio of fee income as a percentage of operating revenue.

Management calculates operating revenue by adding net interest income before the loan loss provision (which is not a revenue item) and total fee income. Management excludes from this calculation securities gains and/or losses and amortization expense related to goodwill and other intangible assets from affiliate asset manager acquisitions. Because of these adjustments, what management considers to be operating revenue does not equal the sum of net interest income and noninterest income as reported in the consolidated income statements. The use of operating revenue, therefore, is deemed to be a non-GAAP performance measure.

By excluding securities gains and losses, as well as amortization expense, management removes them from both the numerator and denominator of the operating revenue calculation. Management believes that securities transactions are discretionary and not reflective of day-to-day business activity. In addition, management believes that netting affiliate manager amortization against fee income masks the true growth of affiliate manager fees in relation to other sources of revenue. Accordingly, management believes that, in certain circumstances, its discussion of operating revenue and total fees provides a more meaningful measurement of its ongoing revenue.

For the first quarter of 2003, total fees comprised 47.4% of operating revenue, versus 49.8% for the first quarter of 2002. On a GAAP basis, first quarter 2003 noninterest income accounted for 49.1% of net interest and noninterest income, versus 51.9% for the 2002 first quarter.

Net interest and noninterest income

Revenue                                                          % of Operating                         % of Operating
(in thousands)                              Three Months 2003        Revenue       Three Months 2002        Revenue
----------------------------------------------------------------------------------------------------------------------
Net interest income                             $  68,295              53%             $  65,178              50%
----------------------------------------------------------------------------------------------------------------------
Fee income:
----------------------------------------------------------------------------------------------------------------------
   Advisory fees                                   48,339              37%                52,737              41%
----------------------------------------------------------------------------------------------------------------------
   Service charges                                  7,293               6%                 6,885               5%
----------------------------------------------------------------------------------------------------------------------
   Other income                                     5,860               4%                 5,131               4%
----------------------------------------------------------------------------------------------------------------------
Total fee income                                   61,492              47%                64,753              50%
----------------------------------------------------------------------------------------------------------------------
Total operating revenue                         $ 129,787             100%             $ 129,931             100%
----------------------------------------------------------------------------------------------------------------------
Provision for loan losses                          (4,935)                                (5,295)
----------------------------------------------------------------------------------------------------------------------
Affiliate managers, other
intangibles, and goodwill
amortization                                         (328)                                   (82)
----------------------------------------------------------------------------------------------------------------------
Securities gains or (losses)                           (1)                                    --
----------------------------------------------------------------------------------------------------------------------
Net interest and noninterest
income                                          $ 124,523                              $ 124,554
----------------------------------------------------------------------------------------------------------------------

Net interest income, expenses, and margin

Net interest income is the difference between the interest income received on earning assets, such as loans and investment securities, and the expense of interest paid on liabilities, such as deposits and short-term borrowings.

Due to low levels of interest rates, first quarter 2003 interest income declined to $92.8 million, which was $3.5 million, or 3.6%, lower than the $96.3 million recorded for the 2002 first quarter.

Likewise, interest expense was lower, and declined 21.2%, or $6.6 million, from $31.1 million for the first quarter of 2002 to $24.5 million for the first quarter of 2003.

To compute the net interest margin, annualized net interest income on a fully tax-equivalent (FTE) basis is divided by the average of total earning assets during the quarter. Interest rate movements, and the relative levels of earnings assets and interest-bearing liabilities held by the Corporation, affect the net interest margin and the resulting net interest income.

On an FTE basis, interest income for the 2003 first quarter was $94.0 million, which was 3.6%, or $3.5 million, lower than for the first quarter of 2002. Interest expense was $24.5 million, compared with $31.1 million for the 2002 first quarter. Net interest income, on an FTE basis, was $69.6 million, which was 4.6% higher than for the first quarter of 2002.

The net interest margin was 3.75%, which was 22 basis points lower than for the first quarter of 2002.

A combination of factors led to the decline in the margin, including an interest rate environment that was more challenging than expected, the company's interest-rate sensitivity positioning, and a flattening yield curve:

- First quarter 2003 was the first quarter to reflect fully the rate reduction made by the Federal Reserve Board in November 2002, which brought the prime rate to 4.25%, its lowest since 1959.
- Loan yields fell, as clients paid off loans or refinanced them at lower rates and new loans came on at lower spreads.
- The average rate earned on loans fell 77 basis points, from 5.98% for the 2002 first quarter to 5.21% for the 2003 first quarter.
- The Corporation's average prime lending rate was 4.25%, which was 50 basis points lower than the 4.75% for the 2002 first quarter.
- Approximately $1 billion of the total commercial loan portfolio is tied to LIBOR rates. The 3-month LIBOR declined 10 basis points during the quarter, from 1.38% at December 31, 2002, to 1.28% at March 31, 2003.

- The average yield on earning assets fell 76 basis points, from 5.83% for the 2002 first quarter to 5.07% for the 2003 first quarter.
- Deposit pricing on many products continued to reach new lows. The average rate paid on interest-bearing deposits fell to 1.36%, which was 64 basis points lower than the 2.00% for the 2002 first quarter.
- Yields from investment securities declined 68 basis points from the 2002 first quarter and 25 basis points from the 2002 fourth quarter. Prepayments and calls exceeded $150 million, as issuers redeemed instruments prior to their scheduled maturities. Approximately $108 million, on average, was added to the portfolio during the quarter, but these investments were made at yields lower than those of the prepayments and calls.

Roughly 8 basis points of the margin decline can be accounted for as follows:

- Approximately $108 million, on average, in new commercial mortgage loans was added during the quarter, with lower spreads. This accounted for 2 basis points of the decline.
- Approximately $80 million of total commercial loan balances refinanced during the quarter, accounting for 2 basis points of the decline.
- Turnover in the investment portfolio, plus additions to the portfolio during the quarter, accounted for 4 basis points of the decline.

Additional loan and investment repricing could compress the net interest margin by 10 additional basis points during the second quarter of 2003. Any action by the Federal Reserve to lower key interest rates might further compress the margin.

The following tables present comparative net interest income data and a rate/volume analysis of the changes in net interest income for the first quarters of 2003 and 2002.

QUARTERLY ANALYSIS OF EARNINGS

                                                        2003 First Quarter                     2002 First Quarter
                                              ------------------------------------  --------------------------------------
(in thousands; rates on                         Average        Income/     Average    Average        Income/       Average
 tax-equivalent basis)                          balance        expense       Rate     balance        expense         rate
--------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                $   24,061       $     84      1.40%  $   15,091       $    112        2.97%

     U.S. Treasury and government
          agencies                               460,914          4,177      3.73      573,879          6,333        4.51
     State and municipal                          16,546            354      8.97       17,515            378        8.95
     Preferred stock                             114,021          2,200      7.68       80,394          1,749        8.35
     Asset-backed securities                     642,614          7,835      4.97      430,532          6,315        6.01
     Other                                       227,475          1,841      3.17      143,263          1,290        3.52
-----------------------------------------------------------------------             -------------------------
               Total investment securities     1,461,570         16,407      4.55    1,245,583         16,065        5.23
                                              ---------------------------------------------------------------------------
     Commercial, financial, and
          agricultural                         2,214,827         25,061      4.53    1,811,611         22,935        5.07
     Real estate-construction                    544,643          6,066      4.45      421,034          5,327        5.06
     Mortgage-commercial                       1,007,982         14,179      5.63    1,020,595         16,624        6.52
     Mortgage-residential                        648,964         11,051      6.82      841,819         14,910        7.08
     Consumer                                  1,561,231         21,201      5.49    1,369,422         21,606        6.38
-----------------------------------------------------------------------             -------------------------
               Total loans                     5,977,647         77,558      5.21    5,464,481         81,402        5.98
                                              ---------------------------------------------------------------------------
               Total earning assets           $7,463,278         94,049      5.07   $6,725,155         97,579        5.83
                                              ===========================================================================

Funds supporting earning assets
     Savings                                  $  357,289            203      0.23   $  348,671            216        0.25
     Interest-bearing demand                   2,062,931          2,400      0.47    1,539,153          2,493        0.66
     Certificates under $100,000                 874,629          6,574      3.05      896,695          8,344        3.77
     Certificates $100,000 and over            2,217,365          9,456      1.71    1,751,245         11,494        2.63
-----------------------------------------------------------------------             -------------------------
               Total interest-bearing
                  deposits                     5,512,214         18,633      1.36    4,535,764         22,547        2.00
                                              ---------------------------------------------------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase               778,733          3,199      1.64      918,163          5,694        2.48
     U.S. Treasury demand                          8,069             20      0.99       56,946            208        1.46
-----------------------------------------------------------------------             -------------------------
               Total short-term borrowings       786,802          3,219      1.64      975,109          5,902        2.42
                                              ---------------------------------------------------------------------------
     Long-term debt                              160,500          2,641      6.58      160,500          2,641        6.58
-----------------------------------------------------------------------             -------------------------
               Total interest-bearing
                  liabilities                  6,459,516         24,493      1.52    5,671,373         31,090        2.20
                                              ---------------------------------------------------------------------------
     Other noninterest funds                   1,003,762             --        --    1,053,782             --          --
-----------------------------------------------------------------------             -------------------------
               Total funds used to support
                  earning assets              $7,463,278         24,493      1.32   $6,725,155         31,090        1.86
                                              ===========================================================================

Net interest income/yield                                        69,556      3.75                      66,489        3.97
     Tax-equivalent adjustment                                   (1,261)                               (1,311)
                                                               --------                              --------
Net interest income                                            $ 68,295                              $ 65,178
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

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                            ------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                           2003/2002
                                                      Increase (Decrease)
                                                       due to change in
                                            ------------------------------------
(in thousands)                                 Volume(1)    Rate(2)      Total
-------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell                 $     67    $    (95)   $    (28)
                                               --------------------------------

     U.S. Treasury and
          government agencies                    (1,283)       (873)     (2,156)
     State and municipal *                          (24)          0         (24)
     Preferred stock *                              643        (192)        451
     Asset-backed securities                      3,169      (1,649)      1,520
     Other *                                        757        (206)        551
-------------------------------------------------------------------------------
               Total investment
                   Securities                     3,262      (2,920)        342
                                               --------------------------------
     Commercial, financial, and
          agricultural *                          5,041      (2,915)      2,126
     Real estate-construction                     1,542        (803)        739
     Mortgage-commercial *                         (203)     (2,242)     (2,445)
     Mortgage-residential                        (3,367)       (492)     (3,859)
     Consumer                                     3,017      (3,422)       (405)
-------------------------------------------------------------------------------
               Total loans                        6,030      (9,874)     (3,844)
-------------------------------------------------------------------------------
               Total interest income           $  9,359    $(12,889)   $ (3,530)
                                               ================================
Interest expense:
     Savings                                   $      5    $    (18)   $    (13)
     Interest-bearing demand                        852        (945)        (93)
     Certificates under $100,000                   (205)     (1,565)     (1,770)
     Certificates $100,000 and over               3,065      (5,103)     (2,038)
-------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                       3,717      (7,631)     (3,914)
                                               --------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase                 (864)     (1,631)     (2,495)
     U.S. Treasury demand                          (178)        (10)       (188)
-------------------------------------------------------------------------------
               Total short-term
                   borrowings                    (1,042)     (1,641)     (2,683)
                                               --------------------------------
     Long-term debt                                  --          --          --
-------------------------------------------------------------------------------
               Total interest expense          $  2,675    $ (9,272)   $ (6,597)
                                               ================================
Changes in net interest income                                         $  3,067
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

Noninterest income and expenses

Noninterest income comprises fees generated by the advisory business, service charges on deposit accounts, other operating income, the amortization of goodwill associated with affiliate asset manager acquisitions and investments, and securities gains or losses. The majority of noninterest income is generated by the two advisory businesses, wealth advisory services and corporate client services.

For the 2003 first quarter, total noninterest income totaled $61.2 million, which was $3.5 million, or 5.4%, lower than for the 2002 first quarter. Of that amount, $48.3 million was advisory fee income, which comprises the contributions from wealth advisory services, corporate client services, and affiliate asset managers. Advisory fees were $4.4 million, or 8.3%, lower than for the year-ago first quarter, due primarily to the effects of the extended downturn in equity markets.

As a result of an internal management reorganization that took effect at the beginning of 2003, some fees that previously were reported as corporate client fees are now recorded as wealth advisory fees, including discount brokerage trading fees and institutional asset management fees. Amounts stated for the 2002 first quarter reflect this revision.

Wealth advisory fees rose despite the declines in equity markets, and reached $33.6 million, which was $2.3 million, or 7.4%, ahead of the $31.3 million recorded for the 2002 first quarter. Wealth advisory business development continued, with most of the growth occurring because of client demand for the open-architecture investment process of Balentine & Company, the Corporation's investment counseling firm. Since results from Balentine were first consolidated in the year-ago first quarter, the 2003 first quarter results demonstrate the momentum in the wealth advisory business, as does a comparison of the growth in wealth advisory fees to the performance of the major equity market indices:

Changes in wealth advisory fees vs. changes in equity market indices
--------------------------------------------------------------------
First quarter 2003 vs. first quarter 2002

Wealth advisory fees                                   7.4%
Dow Jones Industrial Average (average)               (19.2)%
S&P 500 (average)                                    (23.9)%
NASDAQ Composite Index (average)                     (28.9)%

Approximately 70% of wealth advisory fees are tied to the market value of assets held in client portfolios. Wealth advisory fees are calculated using market values on the last day of each month, meaning that first quarter fees reflect valuations on the last days of December 2002, January 2003, and February 2003. The declines in the indices shown above reflect the average of the market closes on those days. Of the three indices noted, the S&P 500 most closely matches the composition of client portfolios.

Corporate client fees for the 2003 first quarter were $14.9 million, which was 10.1% higher than the $13.6 million recorded for the 2002 first quarter. This marked the highest-ever level of first quarter fees recorded for this business.

The corporate client business prices fees according to the complexity of the services provided, which include trustee and related administrative services for financing structures that clients create in preferred jurisdictions; administrative services that help clients establish and maintain legal residency requirements in preferred jurisdictions; and trustee services for retirement plans. Many of these services are performed on a multi-year contract basis, which generates an annuity-like stream of income and accounts for the majority of corporate client fees. Approximately 25% of corporate client fees are tied to asset valuations, most of which are associated with the retirement plan assets for which the Corporation serves as trustee.

The entity management component of the corporate client business generated most of the 2003 first quarter growth. Fees from SPV Management Limited, the Corporation's European entity management services firm, were $1.4 million. SPV Management's results were first consolidated in the second quarter of 2002.

Fees from the two affiliate asset managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM), were $8.1 million lower than for the 2002 first quarter. Both affiliates were affected by persistent declines in the equity markets and lost business due to investor caution.

On a combined basis, the Corporation's share of affiliate operations was a loss of $0.2 million for the 2003 first quarter, versus $7.9 million of income that was recorded for the 2002 first quarter. All of the revenue of the affiliate managers is based on equity market valuations. The Corporation's share of operating results is recorded according to a formula based on the Corporation's ownership position in each.

Fees from CRM, a value-style manager, were $0.7 million for the first quarter of 2003, which was 80.8% lower than the $3.5 million recorded for the 2002 first quarter. At March 31, 2003, the Corporation held a 63.47% equity interest in CRM. At March 31, 2002, the Corporation's position was a 56% equity interest.

RCM, the growth-style manager, recorded a loss of $0.9 million for the first quarter of 2003. For the first quarter of 2002, fees from RCM were $4.3 million. At March 31, 2003, the Corporation held a 40.91% interest in RCM's common shares and a 30% preferred interest in its gross fees. This position is unchanged from March 31, 2002.

The levels of assets under management at Wilmington Trust, CRM, and RCM further illustrate the impact of market declines and the economic environment:

Changes in assets under management

Company                                    March 31, 2003         March 31, 2002     Change
-------------------------------------------------------------------------------------------
Wilmington Trust                            $22.6 billion          $24.2 billion      (6.6)%
Cramer Rosenthal McGlynn                    $ 3.2 billion          $ 6.9 billion     (53.6)%
Roxbury Capital Management                  $ 3.2 billion          $ 5.1 billion     (37.3)%

At March 31, 2003, the composition of assets under management at Wilmington Trust was equities, 54%; fixed income investments, 26%; cash and equivalent instruments, 12%; mutual funds, 5%; and miscellaneous assets, 3%.

Service charges on deposit accounts for the 2003 first quarter were $7.3 million, which was $408,000, or 5.9%, more than for the 2002 first quarter. A higher volume of returned items accounted for most of the increase.

Other noninterest income for the 2003 first quarter was $1.2 million, which was $366,000, or 43.3%, higher than for the 2002 first quarter. The increase was due to more favorable results on the sale of leased autos and residential mortgages.

Noninterest expenses for the 2003 first quarter were $79.6 million, which was $4.4 million, or 5.8%, higher than for the 2002 first quarter. Approximately $1 million of that amount represented expenses from SPV Management, which were not consolidated until the second quarter of 2002.

Salary and benefit expenses rose 4%, from $47.0 million in the 2002 first quarter to $48.9 million in the 2003 first quarter. Contributing to the increase were staff expenses related to SPV Management, incentive payments that reflected the increased volume in sales, and higher pension expense.

Pension expense for the 2003 first quarter nearly doubled from the 2002 first quarter to $1.5 million, as the performance of financial markets prompted changes in actuarial assumptions, and the Corporation lowered its discount rate and growth assumptions. For 2003, the discount rate was lowered from 7.25% to 6.75%, and the assumption on returns was reduced from 9.5% to 8.5%.

Net occupancy expense rose $756,000, or 16.3%, from $4.6 million in the 2002 first quarter to $5.4 million in the 2003 first quarter. The SPV Management acquisition added $190,000.

Furniture and equipment expense declined $574,000, or 8.7%, from $6.6 million for the 2002 first quarter to $6.0 million for the 2003 first quarter. The reduction was due primarily to reduced depreciation expense and the timing of annual maintenance contract renewals.

Servicing and consulting expense was $4.0 million, which was $1.4 million, or 52%, higher than for the 2002 first quarter. Much of the increase reflected the fees paid by Balentine to third-party investment managers. Audit and regulatory examination fees also added to the increase.

The provision for income taxes was $15.3 million, which was $1.8 million, or 10.7%, lower than the $17.1 million recorded for the 2002 first quarter, as pre-tax income declined $4.4 million, or 8.8%.

The Corporation's effective tax rate for the 2003 first quarter was 34.2%, compared with 34.7% for the 2002 first quarter, due to the decline in pre-tax income and lower revenue from the affiliate asset managers, which reduced California and New York state taxes.

LIQUIDITY

A financial institution's liquidity demonstrates its ability to meet, in a timely manner, cash flow requirements that may arise from increases in demand for loans or other assets, or from decreases in deposits or other funding sources. Liquidity management, therefore, contains both asset and liability components.

The maturity and marketability of loans and investments provide liquidity, as do time deposits at other banks, federal funds sold, and securities purchased under agreements to resell. Liquidity also results from internally generated capital, core deposits, large certificates of deposit, federal funds purchased, securities sold under agreements to repurchase, and other credit facilities.

For the first quarter of 2003, the proportion of funding provided by core deposits was 61.3%, compared with 62.1% for the fourth quarter of 2002.

The Corporation is a guarantor for 63.47% -- its ownership interest - of two obligations of its affiliate, CRM. The guaranty is for two lines of credit, at LIBOR plus 2%, which total $8 million and expire on December 8, 2003. At March 31, 2003, the balance of these two lines was $3 million.

Management continuously monitors the Corporation's existing and projected liquidity requirements, and believes that its standing in the national markets will enable it to obtain additional funding if the need arises. Wilmington Trust Company is a member of the Federal Home Loan Bank of Pittsburgh, and has $1 billion in available borrowing capacity secured by collateral.

ASSET QUALITY AND LOAN LOSS PROVISION

Credit quality remained stable and the composition of the portfolio remained well diversified and relatively unchanged. The internal analysis of portfolio risk ratings also was relatively unchanged, and more than 95% of loans in the portfolio received a pass rating.

The provision for loan losses was reduced from the year-ago quarter to reflect the Corporation's internal portfolio risk rating and low net charge-off ratio. For the first quarter of 2003, the provision for loan losses was $4.9 million. This was $360,000, or 6.8%, lower than the provision for the 2002 first quarter.

Due to growth in the loan portfolio, the reserve for loan losses was increased. The reserve for loan losses at the end of the 2003 first quarter was $86.0 million, which was $853,000, or 1.0%, higher than the $85.2 million recorded for the 2002 year-end. The period-end ratio of the reserve to loans outstanding was 1.43%, which was 2 basis points higher than at December 31, 2002.

The Corporation believes that the most meaningful measure of asset quality is the level of net charge-offs. Net charge-offs totaled $4.1 million for the 2003 first quarter, which was $194,000, or 4.5%, lower than for the 2002 first quarter. The ratio of net charge-offs to loans on average was 7 basis points, which was 1 basis point lower than for the 2002 first quarter.

Period-end loans past due 90 days totaled $8.3 million, which was $4.2 million, or 33.6%, lower than for the 2002 year-end. The ratio of period-end loans past due 90 days to total loans was 14 basis points, which was 7 basis points lower than for the 2002 year-end.

Nonaccruing loans at March 31, 2003, totaled $64.6 million, which was $22.3 million, or 52.6%, higher than the $42.4 million recorded at December 31, 2002. Almost all of the increase represented a single relationship with a Delaware-based client who operates a specialty restaurant and entertainment business in several locations throughout the U.S.

Other real estate owned (OREO) rose from $3.1 million at December 31, 2002, to $3.9 million at March 31, 2003. Almost all of this increase represented a residential construction project at a beach resort in Maryland on which the Corporation does not expect to incur a loss.

The increase in nonaccuring loans and OREO accounted for the increase in the ratio of period-end nonperforming assets to loans, which rose from 75 basis points at December 31, 2002, to 114 basis points at March 31, 2003.

The following table presents a comparison of risk elements in the Corporation's loan portfolio:

----------------------------------------------------------------------------------------------
(in thousands)                             March 31, 2003   December 31, 2002   March 31, 2002
----------------------------------------------------------------------------------------------
Nonaccruing loans                            $  64,642          $  42,352          $  33,932
----------------------------------------------------------------------------------------------
Past due 90 days or more                         8,304             12,497              6,981
----------------------------------------------------------------------------------------------
     Total                                   $  72,946          $  54,849          $  40,913
----------------------------------------------------------------------------------------------
Percent of loans at period end                    1.21%              0.91%              0.74%
----------------------------------------------------------------------------------------------
Other real estate owned                      $   3,934          $   3,118          $     504
----------------------------------------------------------------------------------------------

The following table shows changes in the internal risk rating analysis:

Category                    March 31, 2003    December 31, 2002
---------------------------------------------------------------
Pass                            95.52%              95.65%
Watchlisted                      2.48%               2.57%
Substandard                      1.79%               1.53%
Doubtful                         0.21%               0.25%

If the economy in markets where the Corporation lends remains sluggish or deteriorates further, the ability of some borrowers to repay their loans in full may be impaired. In that event, management would expect levels of nonperforming assets, credit losses, and the provision for loan losses to increase.

To minimize the likelihood and impact of such conditions, management continually monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industry sectors. An integral part of this process is a regular analysis of all past due loans.

At March 31, 2003, loans past due 90 days or more totaled $8.3 million. Of this amount, approximately 50% was in the commercial portfolio; 31% was in the residential mortgage portfolio; and 19% was in the consumer portfolio. The corresponding ratios at December 31, 2002, were 68%, 23%, and 9%, respectively.

As a result of the scrutiny of the portfolio, management has identified approximately $32.2 million in loans about which serious doubt exists as to the borrowers' ability to continue to repay their loans on a timely basis. Currently these loans either are performing in accordance with their terms, or are less than 90 days past due. This compares with the $36.2 million of loans about which management had similar doubts at December 31, 2002.

In light of current levels of past due, nonaccruing, and problem loans, management believes that the reserve for loan losses is a reasonable estimate of the known and inherent losses in the loan portfolio. The methodology used to calculate the reserve has provided a high degree of reserve adequacy over an extended period of time and the Corporation believes the methodology is sound. The reserve reflects estimated credit losses specifically identified, as well as estimated, probable losses inherent in the remainder of the portfolio based on loan type and risk rating classification.

The reserve methodology includes an analysis of the business climate and its potential effect on credit losses, which serves as the basis for the unallocated portion of the reserve. The business climate analysis reviews shifts in current market conditions; the average loan size and complexity within the portfolio; trends in delinquency; the direction of risk rating migration within the portfolio; the level of loans about which management has serious doubt; the potential for recoveries; and bankruptcy trends.

The allocated and unallocated portions of the reserve are assessed quarterly as part of the regular application of the reserve methodology. In accordance with the growth in loan balances, a portion of the reserve is allocated to new loans within the parameters of the reserve methodology.

At March 31, 2003, approximately $6.1 million, or 7%, of the reserve for loan losses was unallocated. This was the same amount and percentage as at December 31, 2002.

CAPITAL RESOURCES

Management reviews the Corporation's capital position and makes adjustments as needed to assure that the capital base is sufficient to satisfy existing and impending regulatory requirements; to meet appropriate standards of safety; and to provide for future growth.

The Corporation's capital rose $13.5 million in the first three months of 2003, due primarily to earnings and stock issuances. First quarter 2003 earnings of $29.4 million, net of $16.8 million in cash dividends, added $12.6 million to capital. The issuance of common stock under employment benefit plans added $2 million.

The Corporation's repurchase of 16,008 of its shares reduced capital $465,000. These purchases brought the total number of shares bought under the current 8-million-share program to 64,742, at a cost of $1.8 million.

The annualized capital generation rate for the 2003 first quarter was 6.9%, compared with an annualized rate of 9.6% for the 2002 first quarter, and 9.8% for the 2002 full year.

Minimum levels of capital for a bank holding company are established by the Federal Reserve Board's risk-based capital guidelines. These guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. The following table shows that the Corporation exceeded the guidelines for both well-capitalized and adequately capitalized institutions and changes in the ratios for the 3-month periods ended March 31, 2003, and December 31, 2002.

                                                                                    Guidelines for          Guidelines for
                                    Wilmington Trust      Wilmington Trust     adequately capitalized      well-capitalized
Capital ratio                        March 31, 2003      December 31, 2002          institutions            institutions
---------------------------------------------------------------------------------------------------------------------------
Total risk-based capital                 10.20%               10.15%                     8%                      10%
Tier 1 risk-based capital                 7.11%                7.03%                     4%                       6%
Tier 1 leverage capital                   6.15%                6.08%                     4%                       5%

On April 17, 2003, the Corporation's Board of Directors increased the quarterly dividend from $0.255 per share to $0.27 per share. This marked the 22nd consecutive year that the Corporation has raised its dividend.

In April, the Corporation issued $250 million of 10-year 4.875% subordinated notes.

INFLATION

The Corporation's asset and liability structure is substantially different from that of an industrial company, since virtually all of the assets and liabilities of a financial institution are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a bank holding company's performance. Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of goods and services. The impact, therefore, of inflation on a bank holding company's financial performance is indeterminable.

OTHER INFORMATION

Accounting pronouncements

In June 2002, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on the Corporation's consolidated earnings, financial condition, or equity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (APB)

Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect. See "Stock-based employee compensation" under "Critical Accounting Policies and Estimates."

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement are not expected to have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB Nos. 5, 57, and 107, and the rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures required to be made by a guarantor in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin
(ARB) No. 51, "Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entities' lack of a voting interest or lack of control through ownership of a voting interest. The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary. Certain disclosures about the variable interest entity and the enterprise's involvement are required by both the primary beneficiary and by the enterprise that has a significant interest in a variable interest entity. Enterprises with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of the Interpretation to those entities immediately. Enterprises with a variable interest in a variable interest entity before February 1, 2002, must apply the provisions of the Interpretation to those entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about the variable interest entity when this Interpretation becomes effective, the enterprise must make similar disclosures in all financial statements issued after January 31, 2002, regardless of the date on which the variable interest entity was created. The Corporation does not expect this Interpretation to have an impact on its consolidated earnings, financial condition, or equity.

Critical Accounting Policies and Estimates

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Management evaluates estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, consolidation of certain variable interest entities, affiliate fee income, impairment of goodwill, recognition of corporate trust fees, loan origination fees, and mortgage servicing assets. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and the estimates that are used in preparation of its consolidated financial statements: reserve for loan losses, stock-based employee compensation, consolidation of certain variable interest entities, and impairment of goodwill.

Reserve for loan losses

The Corporation maintains a reserve for loan losses that is management's best estimate of known and inherent estimated losses, based on subjective judgments regarding the collectibility of loans within the portfolio. The reserve is reduced by actual credit losses, and is increased by the provision for loan losses and recoveries from loans previously charged-off. Personnel independent of the various lending functions evaluate the reserve on a quarterly basis. The level is determined by assigning specific reserves to individually identified problem credits, and a general reserve to all other loans. In evaluating the reserve, specific consideration is given to current micro- and macro-economic factors, historical net loss experience, current delinquency trends, and movement within the internally reported loan quality classifications. The methodology used to determine the necessary level of the reserve has been applied on a basis consistent with prior periods.

A portion of the reserve is not specifically allocated to either the commercial or retail portfolio, and represents probable or inherent losses that could be caused by certain business conditions not accounted for otherwise. Typically, business conditions, including current economic and market conditions, portfolio complexity, payment performance, loan portfolio risk rating migration, the level of serious doubt loans, litigation impact, and bankruptcy trends, are the core of the unallocated reserve position. The determination of the reserve is inherently subjective, and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the reserve will not be necessary, should the quality of any loans deteriorate as a result of the factors discussed above.

Management believes that it uses the best information available to make determinations about the reserve and that it has established its existing reserve for loan losses in accordance with generally accepted accounting principles. If circumstances differ substantially from the assumptions used in making the determinations, future adjustments to the reserve may be necessary and results of operations could be affected.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's banking affiliates' reserve for losses on loans. Such agencies may require the Corporation to recognize additions to the reserve based on their judgments about information available to them at the time of their examination.

Stock-based employee compensation

The Corporation accounts for its stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of APB Opinion No. 25, rather than the "fair value" approach prescribed in SFAS No. 123. The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since the Corporation's stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, the Corporation has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had the Corporation elected the "fair value" approach under SFAS No. 123. Such disclosure is now included in the Corporation's interim financial statements in accordance with SFAS No. 148. Future earnings would be impacted if any change in generally accepted accounting principles were to limit the continued use of the "intrinsic value" approach.

Consolidation of certain variable interest entities

In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which defines a "qualifying special purpose entity" and precludes its consolidation in the financial statements of a transferor or affiliate. On January 17, 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entity's lack of a voting interest or lack of control through ownership of a voting interest. The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary. The primary beneficiary is required to consolidate the variable interest entity into its consolidated financial statements.

The Corporation, through its corporate client business and its U.K. subsidiary, SPV Management, acts as agent/trustee in more than 8,000 transactions involving variable interest entities. The Corporation acts in a fee-for-service capacity in each of these transactions. The Corporation believes that, under existing and proposed generally accepted accounting principles relating to consolidations, its capacity in relation to these variable interest entities precludes it from consolidating them into its financial statements. A change in generally accepted accounting principles relating to the rules for consolidation that would require consolidation of variable interest entities, due to the Corporation's capacity as service provider or trustee could significantly increase the assets and liabilities shown in the Corporation's consolidated statement of condition and consequently could have an adverse affect on its regulatory capital ratios.

Impairment of goodwill

Through a series of acquisitions, the Corporation has accumulated goodwill with a net carrying value of $240 million at March 31, 2003. Through 2001, this goodwill was subject to periodic amortization, in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warranted a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced by a reduction in net income.

The 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," eliminated the requirement to amortize goodwill, and substituted impairment testing. The purpose of impairment testing is to ensure that an amount presented in the financial statements for goodwill does not exceed its actual fair value. A methodology that is consistent with how the acquired entity or business was originally valued is to be utilized in testing for impairment on an annual basis. If this testing indicates that the fair value of the asset is less than its book value, an impairment expense must be recorded in the period that the asset has been determined to have a permanent reduction in value. There may be more volatility in reported income than under the previous standard, because impairment losses are likely to occur irregularly and in varying amounts. A major portion of the goodwill on the Corporation's books is related to its affiliate asset manager acquisitions. A decline in the fair value of the investment in either of these firms could incur an impairment expense.

Cautionary statement

Estimates, predictions, opinions, or statements of belief in this report might be construed to be forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such statements could relate to identification of trends, statements about the adequacy of the reserve for loan losses, credit quality, the impact of FASB pronouncements on the Corporation, and the effects of asset sensitivity, interest rate changes, and information concerning market risk described in Item 3 below. Forward-looking statements are based on current expectations and assessments of potential developments. The Corporation's ability to achieve the results reflected in those statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates, significant changes in banking laws or regulations, increased competition in our businesses, higher-than-expected credit losses, the effects of acquisitions and integration of acquired businesses, unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions, and economic uncertainty created by unrest in other parts of the world.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Net interest income is an important determinant of the Corporation's financial performance. Through management of its interest rate risk, the Corporation seeks to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

The Corporation employs simulation models to assess interest rate exposure and the effect of variations in interest rates on net interest income. The models evaluate numerous factors, including:

-    the composition of assets, liabilities, and off-balance sheet instruments;
-    their respective repricing and maturity characteristics;
-    the level of market interest rates; and
-    other external factors.

The simulations compare multiple interest rate scenarios against a stable interest rate environment. As a general rule, the model employs scenarios in which rates gradually move up or down 250 basis points over one year. The Corporation's objective is to keep market interest rate changes from reducing net interest income by 10% or more within a one-year period.

Because of 2003's low interest rate levels, as of March 31, 2003, the declining rate scenario in the simulation model gradually moved down only 125 basis points, until the federal funds rate equaled zero. This ensured that negative rates were not created within the model. The rising rate scenario remained able to accommodate a 250-basis-point upside move.

As of March 31, 2003, the simulation projected that a gradual 250-basis-point increase in market interest rates would cause net interest income to rise 6.16% over a one-year period. At December 31, 2002, the scenario predicted an 8.53% increase.

If interest rates were to experience a gradual decline of 125 basis points, the model projected that net interest income would decrease 5.73% over a one-year period. At December 31, 2002, the model employed a 125-basis-point-decline scenario and projected that net interest income would decrease 7.17%.

The preceding paragraphs contain certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions the

Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the prepayment of residential mortgages, asset-backed securities, and collateralized mortgage obligations play a significant role in the results the simulation model projects. Rate and prepayment assumptions used in the Corporation's simulation model differ for both assets and liabilities in rising, as compared to declining, interest rate environments. Nevertheless, these assumptions are inherently uncertain and, as a result, the simulation model cannot predict precisely the impact of changes in interest rates on net interest income. Management reviews the exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust its sensitivity. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities; changing the number and maturity of funding sources; securitizing assets; and utilizing derivative contracts such as interest rate swaps and interest rate floors.

ITEM 4.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, the Chairman of the Board and Chief Executive Officer of the Corporation and its Chief Financial Officer conducted an evaluation of the effectiveness of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information about the Corporation (including its consolidated subsidiaries) required to be included in the periodic filings it makes with the Securities and Exchange Commission. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

                                      PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

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

                  The Corporation has not accrued any expenses associated with the outcome of these proceedings as of March 31, 2003.

         ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

                  Not Applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At the Corporation's Annual Shareholders' Meeting held on April 17, 2003 (the Annual Meeting), the nominees for directors of the Corporation proposed were elected. The votes cast for those nominees were as follows:

                                        For                Withheld
                                        ---                --------
Ted T. Cecala                       56,481,096              750,399
Richard R. Collins                  55,997,483            1,234,011
Hugh E. Miller                      55,977,518            1,253,976
David P. Roselle                    56,809,940              421,554
Thomas P. Sweeney                   56,822,579              408,916

         ITEM 5.  OTHER INFORMATION.

                  Not Applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number            Exhibit
------            -------
3.1               Amended and Restated Certificate of Incorporation of the Corporation(1)

3.2               Amended and Restated Bylaws of the Corporation(2)

------------------

(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed March 30, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 2003.

     The Corporation filed a current report on Form 8-K on April 3, 2003 under Item 5 reporting the pricing of $250 million of its debt securities and furnished a current report on Form 8-K on April 17, 2003 under Item 12 reporting its financial condition and results of operations for the first quarter of 2003.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003                          /s/ Ted T. Cecala
                                            ------------------------------------
                                            Name:  Ted T. Cecala
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Authorized Officer)

                                            /s/ David R. Gibson
                                            ------------------------------------
                                            Name:  David R. Gibson
                                            Title: Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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

Date: May 14, 2003                          /s/ Ted T. Cecala
                                            ---------------------------
                                            Ted T. Cecala
                                            Chairman of the Board and
                                            Chief Executive Officer

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

Date: May 14, 2003                          /s/ David R. Gibson
                                            -----------------------------
                                            David R. Gibson
                                            Executive Vice President and
                                            Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

The undersigned certify that, to their knowledge, the Form 10-Q of Wilmington Trust Corporation (the "Corporation") for the first quarter of 2003 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in that report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

                                            /s/ Ted T. Cecala
                                            -----------------------------
                                            Ted. T. Cecala
                                            Chairman of the Board and
                                            Chief Executive Officer

                                            /s/ David R. Gibson
                                            -----------------------------
                                            David R. Gibson
                                            Executive Vice President and
                                            Chief Financial Officer