Form 10-Q
period 2003-06-30
WILMINGTON TRUST CORP
filed 2003-08-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the Quarterly Period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For The Transition Period From              to
                                    ------------      ------------

      Commission File Number:  1-14659


                          WILMINGTON TRUST CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      51-0328154
--------------------------------          --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (302) 651-1000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      Number of shares of issuer's common stock ($1.00 par value) outstanding at June 30, 2003 - 65,903,127 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                 Page
                                                                                 ----
Part I.     Financial Information

        Item 1 - Financial Statements (unaudited)

                 Consolidated Statements of Condition                              1
                 Consolidated Statements of Income                                 3
                 Consolidated Statements of Cash Flows                             5
                 Notes to Consolidated Financial Statements                        7

        Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        16

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk       42

        Item 4 - Controls and Procedures                                          43

Part II.   Other Information

        Item 1 - Legal Proceedings                                                43
        Item 2 - Changes in Securities and Use of Proceeds                        44
        Item 3 - Defaults Upon Senior Securities                                  44
        Item 4 - Submission of Matters to a Vote of  Security Holders             44
        Item 5 - Other Information                                                44
        Item 6 - Exhibits and Reports on Form 8-K                                 44

                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                       June 30,     December 31,
(in millions)                                                            2003           2002
-------------                                                            ----           ----
ASSETS
Cash and due from banks                                                $  214.5       $  248.9
                                                                       --------       --------
Federal funds sold and securities purchased
       under agreements to resell                                         180.9             --
                                                                       --------       --------
Investment securities available for sale:
       U.S. Treasury and government agencies                              548.6          489.6
       Obligations of state and political subdivisions                     13.1           13.0
       Other securities                                                 1,404.6          841.3
                                                                       --------       --------
             Total investment securities available for sale             1,966.3        1,343.9
                                                                       --------       --------
Investment securities held to maturity:
       Obligations of state and political subdivisions                      3.5            3.6
       Other securities                                                     1.1            1.2
                                                                       --------       --------
             Total investment securities held to maturity
             (market values of $4.9 and $5.1, respectively)                 4.6            4.8
                                                                       --------       --------
Loans:
       Commercial, financial, and agricultural                          2,219.8        2,137.5
       Real estate-construction                                           602.1          591.9
       Mortgage-commercial                                              1,038.0        1,065.9
       Mortgage-residential                                               592.3          677.2
       Consumer                                                         1,037.0        1,046.7
       Secured with liquid collateral                                     574.6          506.3
       Unearned income                                                     (0.2)          (0.4)
                                                                       --------       --------
             Total loans net of unearned income                         6,063.6        6,025.1
       Reserve for loan losses                                           (87.6)         (85.2)
                                                                       --------       --------
             Net loans                                                  5,976.0        5,939.9
                                                                       --------       --------
Premises and equipment, net                                               152.1          155.2
Goodwill, net of accumulated amortization
       of  $29.8 in 2003 and 2002                                         247.3          240.2
Other intangible assets, net of accumulated amortization
       of  $8.9 in 2003 and $8.1, in 2002                                  21.3           21.7
Accrued interest receivable                                                39.2           38.6
Other assets                                                              137.0          138.1
                                                                       --------       --------
             Total assets                                              $8,939.2       $8,131.3
                                                                       ========       ========

                                                                       June 30,     December 31,
(in millions)                                                            2003           2002
-------------                                                            ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

       Noninterest-bearing demand                                      $  944.4       $1,189.6
       Interest-bearing:
             Savings                                                      368.7          349.3
             Interest-bearing demand                                    2,302.5        1,833.6
             Certificates under $100,000                                  836.7          884.1
             Local CDs $100,000 and over                                  125.8          135.3
                                                                       --------       --------
                  Total core deposits                                   4,578.1        4,391.9
             National CDs $100,000 and over                             1,910.2        1,945.2
                                                                       --------       --------
                  Total deposits                                        6,488.3        6,337.1
                                                                       --------       --------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                             1,059.4          658.8
       U.S. Treasury demand                                                32.5           41.9
       Line of credit                                                      24.0           34.0
                                                                       --------       --------
             Total short-term borrowings                                1,115.9          734.7
                                                                       --------       --------
Accrued interest payable                                                   28.7           29.7
Other liabilities                                                         104.5          128.0
Long-term debt                                                            420.8          160.5
                                                                       --------       --------
             Total liabilities                                          8,158.2        7,390.0
                                                                       --------       --------
Minority interest                                                          (0.1)            --
                                                                       --------       --------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                         78.5           78.5
       Capital surplus                                                     52.6           49.2
       Retained earnings                                                  911.7          884.2
       Accumulated other comprehensive income                               4.6           (1.2)
                                                                       --------       --------
             Total contributed capital and retained earnings            1,047.4        1,010.7
       Less:  Treasury stock, at cost, 12,625,219 and
                   12,900,601 shares, respectively                       (266.3)        (269.4)
                                                                       --------       --------
             Total stockholders' equity                                   781.1          741.3
                                                                       --------       --------
             Total liabilities and stockholders' equity                $8,939.2       $8,131.3
                                                                       ========       ========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                  For the three months        For the six months
                                                         ended                       ended
                                                  --------------------      ---------------------
                                                        June 30,                    June 30,

(in millions; except per share data)                2003         2002         2003         2002
------------------------------------                ----         ----         ----         ----
NET INTEREST INCOME
Interest and fees on loans                        $  76.9      $  84.4      $  154.0     $  165.1
Interest and dividends on investment securities:
     Taxable interest                                15.7         13.4          29.3         27.1
     Tax-exempt interest                              0.3          0.2           0.5          0.5
     Dividends                                        1.7          1.5           3.5          2.9
Interest on federal funds sold and
  securities purchased under
  agreements to resell                                0.1          0.1           0.2          0.2
                                                  -------      -------      --------     --------
     Total interest income                           94.7         99.6         187.5        195.8
                                                  -------      -------      --------     --------
Interest on deposits                                 16.9         21.9          35.7         44.4
Interest on short-term borrowings                     3.9          4.5           7.0         10.4
Interest on long-term debt                            3.7          2.6           6.3          5.3
                                                  -------      -------      --------     --------
     Total interest expense                          24.5         29.0          49.0         60.1
                                                  -------      -------      --------     --------
Net interest income                                  70.2         70.6         138.5        135.7
Provision for loan losses                            (5.9)        (6.1)        (10.8)       (11.4)
                                                  -------      -------      --------     --------
     Net interest income after provision
          for loan losses                            64.3         64.5         127.7        124.3
                                                  -------      -------      --------     --------
NONINTEREST INCOME
Advisory fees                                        49.2         51.2          97.2        103.9
Service charges on deposit accounts                   7.8          7.4          15.1         14.3
Loan fees and late charges                            2.4          1.6           4.4          3.5
Card fees                                             2.4          2.7           5.0          5.1
Other noninterest income                              1.2          1.4           2.5          2.2
                                                  -------      -------      --------     --------
     Total noninterest income                        63.0         64.3         124.2        129.0
                                                  -------      -------      --------     --------
     Net interest and noninterest income            127.3        128.8         251.9        253.3
                                                  -------      -------      --------     --------
NONINTEREST EXPENSE

Salaries and employment benefits                     44.4         44.5          93.2         91.5
Net occupancy                                         5.0          4.8          10.4          9.4
Furniture, equipment, and supplies                    7.3          8.2          14.7         16.2
Advertising and contributions                         2.8          3.0           4.6          4.6
Servicing and consulting fees                         3.9          2.9           7.9          5.5
Travel, entertainment, and training                   1.9          2.1           3.4          3.5

Originating and processing fees                       1.8          2.0           3.6          3.6
Other noninterest expense                            10.0          8.4          18.9         16.8
                                                  -------      -------      --------     --------
     Total noninterest expense                       77.1         75.9         156.7        151.1
                                                  -------      -------      --------     --------
NET INCOME

     Income before income taxes and
        minority interest                            50.2         52.9          95.2        102.2
Income tax expense                                   17.4         18.5          32.8         35.7
                                                  -------      -------      --------     --------
     Net income before minority interest             32.8         34.4          62.4         66.5
Minority interest                                     0.2          0.2           0.4          0.2
                                                  -------      -------      --------     --------
     Net income                                   $  32.6      $  34.2      $   62.0     $   66.3
                                                  =======      =======      ========     ========

Net income per share:
     basic                                       $   0.50      $  0.52      $   0.94     $   1.01
                                                  =======      =======      ========     ========
     diluted                                     $   0.49      $  0.52      $   0.94     $   1.00
                                                  =======      =======      ========     ========
     Weighted average shares outstanding:

          basic                                    65,790       65,635        65,741       65,627
          diluted                                  66,195       66,381        66,184       66,445


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                                              For the six
                                                                             months ended
                                                                               June 30,
(in millions)                                                            2003            2002
-------------                                                            ----            ----
OPERATING ACTIVITIES
     Net income                                                       $    62.0        $  66.3
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                 10.8           11.4
                 Provision for depreciation                                 9.3           10.9
                 Amortization of goodwill and other intangible
                    assets                                                  1.2            0.8
                 Minority interest in net income                            0.4            0.2
                 Compensation expense - nonemployee stock
                    options                                                  --            0.1
                 Amortization of investment securities
                    available for sale discounts and premiums               6.3            8.4
                 Deferred income taxes                                     (1.0)            --
                 Originations of residential mortgages
                    available for sale                                    (94.4)         (69.6)
                 Gross proceeds from sales of loans                        96.5           70.6
                 Gains on sales of loans                                   (2.1)          (1.0)
                 Decrease in other assets                                   4.6             --
                 Decrease in other liabilities                            (31.3)         (17.4)
                                                                      ---------        -------
                       Net cash provided by operating activities           62.3           80.7
                                                                      ---------        -------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for
        sale                                                                0.2            0.7
     Proceeds from maturities of investment securities
        available for sale                                                598.1          384.4
     Proceeds from maturities of investment securities held to
        maturity                                                            0.2            0.8
     Purchases of investment securities available for sale             (1,218.0)        (387.9)
     Purchases of investment securities held to maturity                     --           (0.1)
     Investments in affiliates                                             (7.0)          (3.1)
     Cash paid for purchase of subsidiary                                    --           (6.4)
     Purchases of loans                                                    (2.4)          (3.0)
     Net increase in loans                                                (44.5)        (257.1)
     Purchases of premises and equipment                                  (14.1)         (13.8)
     Dispositions of premises and equipment                                 7.9            5.7
                                                                      ---------        -------
                        Net cash used for investing activities           (679.6)        (279.8)
                                                                      ---------        -------
FINANCING ACTIVITIES
     Net increase in demand, savings, and interest-bearing
            demand deposits                                               243.1          100.8
     Net (decrease)/increase in certificates of deposit                   (91.9)         364.0
     Net increase/(decrease) in federal funds purchased and
            securities sold under agreements to repurchase                400.6          (18.5)
     Net decrease in U.S. Treasury demand                                  (9.4)         (30.4)
     Proceeds from issuance of long-term debt                             260.3             --

     Net decrease in line of credit                                       (10.0)          (6.9)
     Cash dividends                                                       (34.5)         (32.5)
     Distributions to minority shareholders                                (0.5)          (0.1)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                      6.6            9.1
     Payments for common stock acquired through buybacks                   (0.5)         (14.2)
                                                                      ---------        -------
            Net cash provided by financing  activities                    763.8          371.3
                                                                      ---------        -------
     Increase in cash and cash equivalents                                146.5          172.2
     Cash and cash equivalents at beginning of period                     248.9          315.1
                                                                      ---------        -------
            Cash and cash equivalents at end of period                $   395.4        $ 487.3
                                                                      =========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
            Interest                                                  $    50.0        $ 113.0
            Taxes                                                          38.0           35.6
     Loans transferred during the period:
            To other real estate owned                                $     2.2        $   0.2
            From other real estate owned                                    2.1            0.3
     In conjunction with the acquisitions of Balentine & Company,
            SPV Management Limited, Cramer Rosenthal McGlynn, LLC,
            Roxbury Capital Management, LLC, and Camden Partners
            Holdings, LLC liabilities were assumed as follows:
            Fair value of assets acquired                             $     6.9        $  29.1
            Common stock issued                                              --           (8.8)
            Cash paid                                                      (6.9)         (13.3)
                                                                      ---------        -------
     Liabilities assumed                                              $      --        $   7.0
                                                                      =========        =======

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Stock-Based Compensation Plans

At June 30, 2003, the Corporation had three types of stock-based compensation plans, which are described in Note 15 to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2002. The Corporation applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for these plans. No stock-based compensation cost has been recognized in the accompanying consolidated financial statements for those plans. If compensation cost for the Corporation's three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income would have been as follows:


                                                    For the three              For the six
                                                     months ended              months ended
                                                       June 30,                   June 30,
                                                --------------------     --------------------
(in millions, except per share amounts)            2003         2002        2003         2002
---------------------------------------            ----         ----        ----         ----
Net income:
As reported                                     $  32.6      $  34.2     $  62.0      $  66.3
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects            (1.4)        (1.5)       (1.8)        (2.6)
                                                -------      -------     -------      -------
Pro forma net income                            $  31.2      $  32.7     $  60.2      $  63.7

Basic earnings per share:
As reported                                     $  0.50      $  0.52     $  0.94      $  1.01
Pro forma                                          0.47         0.50        0.92         0.97

Diluted earnings per share:
As reported                                     $  0.49      $  0.52     $  0.94      $  1.00
Pro forma                                          0.47         0.49        0.91         0.96

Note 2 - Accounting and Reporting Policies

The accounting and reporting policies of Wilmington Trust Corporation (the Corporation), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. (WTI), Rodney Square Management Corporation, Wilmington Trust (UK) Limited, and Balentine Holdings, Inc., conform to accounting principles generally accepted in the United States of America (GAAP) and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 - Comprehensive Income

The following table depicts other comprehensive income as required by SFAS No. 130:


                                                               For the six months ended
                                                                       June 30,
                                                               ------------------------
(in millions)                                                       2003        2002
-------------                                                       ----        ----
Net income                                                       $  62.0     $  66.3
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                  5.8         3.3
Reclassification adjustment for derivative gains included           (0.1)       (0.1)
  in net income
Foreign currency translation adjustments                             0.1         0.1
Minimum pension liability adjustment                                  --          --
                                                                 -------     -------
Total comprehensive income                                       $  67.8     $  69.6
                                                                 =======     =======

s

Note 4  - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:


                                                    For the three               For the six
                                                     months ended               months ended
                                                       June 30,                   June 30,
                                                 -------------------       --------------------
(in millions; except per share data)               2003         2002          2003         2002
------------------------------------               ----         ----          ----         ----
Numerator:

     Net income                                 $  32.6      $  34.2       $  62.0      $  66.3
                                                -------      -------       -------      -------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares          65.8         65.6          65.7         65.6
                                                -------      -------       -------      -------
     Effect of dilutive securities:
          Employee stock options                    0.4          0.7           0.4          0.8
                                                -------      -------       -------      -------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions           66.2         66.3          66.1         66.4
                                                 ------        -----         -----        ------
Basic earnings per share                        $  0.50      $  0.52       $  0.94      $  1.01
                                                =======      =======       =======      =======
Diluted earnings per share                      $  0.49      $  0.52       $  0.94      $  1.00
                                                =======      =======       =======      =======
Cash dividends per share                         $ 0.27      $ 0.255       $ 0.525      $ 0.495


The number of anti-dilutive stock options excluded was 2.7 million for the three- and six-month periods ended June 30, 2003, and 921,000 for the corresponding periods of 2002.

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

The advisory fee-based segment includes wealth advisory services, asset management, mutual fund, corporate client services to individuals and corporations in the United States and more than 50 other countries, and the results of Balentine & Company. Wealth advisory service activities include investment management, trust services, private banking, estate settlement, financial planning, and tax preparation. Asset management activities include a broad range of portfolio management services, including fixed-income, short-term cash management, and contributions resulting from affiliations with Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC

(Roxbury). Corporate client services include custody services, trusteeships for capital leases, collateralized securities, corporate restructurings and bankruptcies, and entity management services.

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

Segment reporting for June 30, 2002 has been revised to reflect a change in methodology implemented for June 30, 2003. This new methodology employs activity-based costing principles to assign corporate overhead expenses to each segment. In addition, transfer pricing concepts are used to credit and charge segments for funds provided and funds used.

Financial data by segment for the quarters and year-to-date periods ended June 30, 2003 vs. June 30, 2002 is as follows:

                                                   Banking         Fee-Based
Quarter ended June 30, 2003 (in millions)          Business        Business          Totals
-----------------------------------------          --------        --------          ------
Net interest income                               $   62.2         $    8.0         $   70.2
Provision for loan losses                             (5.6)            (0.3)            (5.9)
                                                  --------         --------         --------
Net interest income after provision                   56.6              7.7             64.3
Total advisory fees:
     Wealth advisory services                          0.6             32.5             33.1
     Corporate client services                         0.3             16.2             16.5
     Affiliate managers                                 --             (0.1)            (0.1)
     Amortization of other intangibles                  --             (0.3)            (0.3)
Other noninterest income                              13.4              0.4             13.8
Securities gains                                        --               --               --
                                                  --------         --------         --------
Net interest and noninterest income                   70.9             56.4            127.3
Noninterest expense                                  (35.6)           (41.5)           (77.1)
                                                  --------         --------         --------
Segment profit from operations                        35.3             14.9             50.2
Segment gain from infrequent events                     --               --               --
                                                  --------         --------         --------
Segment profit before income taxes                $   35.3         $   14.9         $   50.2
                                                  ========         ========         ========
Intersegment revenue                              $     --         $     --         $     --
Depreciation and amortization                          5.7              3.3              9.0


Quarter ended June 30, 2002 (in millions)

Net interest income                               $   64.8         $    5.8         $   70.6
Provision for loan losses                             (5.4)            (0.7)            (6.1)
                                                  --------         --------         --------
Net interest income after provision                   59.4              5.1             64.5
Total advisory fees:
     Wealth advisory services                          0.7             31.0             31.7
     Corporate client services                         0.5             14.8             15.3
     Affiliate managers                                 --              4.4              4.4
     Amortization of other intangibles and              --             (0.2)            (0.2)
       goodwill

Other operating income                                13.0              0.1             13.1
Securities gains                                        --               --               --
                                                  --------         --------         --------
Net interest and noninterest income                   73.6             55.2            128.8
Noninterest expense                                  (38.0)           (37.9)           (75.9)
                                                  --------         --------         --------
Segment profit from operations                        35.6             17.3             52.9
Segment gain from infrequent events                     --               --               --
                                                  --------         --------         --------
Segment profit before income taxes                $   35.6         $   17.3         $   52.9
                                                  ========         ========         ========
Intersegment revenue                              $     --         $     --         $     --
Depreciation and amortization                          7.1              3.1             10.2



                                                  Banking         Fee-Based
Year-to-Date June 30, 2003 (in millions)          Business         Business          Totals
----------------------------------------          --------         --------          ------
Net interest income                               $  123.2         $   15.3         $  138.5
Provision for loan losses                            (10.3)            (0.5)           (10.8)
                                                  --------         --------         --------

Net interest income after provision                  112.9             14.8            127.7
Total advisory fees:
     Wealth advisory services                          1.2             65.5             66.7
     Corporate client services                         0.7             30.7             31.4
     Affiliate managers                                 --             (0.3)            (0.3)
     Amortization of other intangibles                  --             (0.6)            (0.6)
Other noninterest income                              26.2              0.8             27.0
Securities gains                                        --               --               --
                                                  --------         --------         --------
Net interest and noninterest income                  141.0            110.9            251.9
Noninterest expense                                  (70.9)           (85.8)          (156.7)
                                                  --------         --------         --------
Segment profit from operations                        70.1             25.1             95.2
Segment gain from infrequent events                     --               --               --
                                                  --------         --------         --------
Segment profit before income taxes                $   70.1         $   25.1         $   95.2
                                                  ========         ========         ========

Intersegment revenue                              $     --         $     --         $     --
Depreciation and amortization                         10.5              6.3             16.8
Investment in equity method investees                   --            245.2            245.2
Segment average assets                             6,807.5          1,557.0          8,364.5

Year-to-Date June 30, 2002 (in millions)

Net interest income                               $  124.9         $   10.8         $  135.7
Provision for loan losses                            (10.4)            (1.0)           (11.4)
                                                  --------         --------         --------
Net interest income after provision                  114.5              9.8            124.3
Total advisory fees:
     Wealth advisory services                          1.5             61.5             63.0
     Corporate client services                         0.9             27.9             28.8
     Affiliate managers                                 --             12.3             12.3
     Amortization of other intangibles and
      goodwill                                          --             (0.2)            (0.2)

Other noninterest income                              24.8              0.3             25.1
Securities gains                                        --               --               --
                                                  --------         --------         --------
Net interest and noninterest income                  141.7            111.6            253.3
Noninterest expense                                  (73.8)           (77.3)          (151.1)
                                                  --------         --------         --------
Segment profit from operations                        67.9             34.3            102.2
Segment gain from infrequent events                     --               --               --
                                                  --------         --------         --------
Segment profit before income taxes                $   67.9         $   34.3         $  102.2
                                                  ========         ========         ========

Intersegment revenue                              $     --         $     --         $     --
Depreciation and amortization                         13.6              6.5             20.1
Investment in equity method investees                   --            222.4            222.4
Segment average assets                             6,051.6          1,394.7          7,446.3


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

Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing the hedge's effectiveness and are recorded to "Other noninterest income" in the Consolidated Statements of Income. Changes in the fair value that are determined to be ineffective are also recorded to "Other noninterest income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "Other comprehensive income" in the Consolidated Statements of Condition. For the second quarter of 2003, approximately $77,100 of gains in "Accumulated other comprehensive income" were reclassified to earnings. During the 12 months ending June 30, 2004, approximately $308,400 of gains in "Accumulated other comprehensive income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Note 7 - Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets at June 30 is as follows:

                                             June  30, 2003                          December 31, 2002
                                   -----------------------------------      -----------------------------------
                                     Gross                      Net          Gross                       Net
                                   carrying     Accumulated   carrying      carrying    Accumulated    carrying
(in millions)                       amount     amortization    amount        amount     amortization    amount
-------------                       ------     ------------    ------        ------     ------------    ------

Goodwill (nonamortizing)            $277.1        $ 29.8       $247.3        $270.0        $ 29.8       $240.2
                                    ======        ======       ======        ======        ======       ======

Other intangibles
Amortizing:
    Mortgage servicing rights       $  6.2        $  3.5       $  2.7        $  5.4        $  3.0       $  2.4
    Customer lists                    15.3           3.7         11.6          15.2           3.0         12.2
    Acquisition costs                  1.1           1.0          0.1           1.7           1.5          0.2
    Other intangibles                  0.8           0.7          0.1           0.7           0.6          0.1
Nonamortizing

     Other intangible assets           6.8            --          6.8           6.8            --          6.8
                                    ------        ------       ------        ------        ------       ------
Total other intangibles             $ 30.2        $  8.9       $ 21.3        $ 29.8        $  8.1       $ 21.7
                                    ======        ======       ======        ======        ======       ======

Amortization expense of other intangible assets for the three and six months ended June 30 is as follows:


                                                               For the three              For the six
                                                                months ended              months ended
                                                                  June 30,                  June 30,
                                                             -----------------         -----------------
(in millions)                                                2003         2002         2003         2002
-------------                                                ----         ----         ----         ----
Amortization expense                                       $   0.6      $   0.4      $   1.2      $   0.8



The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:


Estimated annual amortization expense (in millions)
---------------------------------------------------
For the year ended December 31, 2004                                     $  2.1
For the year ended December 31, 2005                                        2.0
For the year ended December 31, 2006                                        1.4
For the year ended December 31, 2007                                        1.0
For the year ended December 31, 2008                                        1.0

\The changes in the carrying amount of goodwill for the six months ended June 30 are as follows:

                                                   2003                                            2002
                                   -------------------------------------       ---------------------------------------
                                    Banking      Fee-Based                      Banking       Fee-Based
(in millions)                      Business      Business         Total         Business       Business         Total
-------------                      --------      --------         -----         --------       --------         -----
Balance as of January 1, 2002      $   3.8        $ 236.4        $ 240.2        $   3.8        $ 209.1         $ 212.9
Goodwill acquired                       --            6.9            6.9             --           13.4            13.4
Impairment loss                         --             --             --             --           (0.6)           (0.6)
Increase in carrying value
   due to foreign currency
   translation adjustments              --            0.2            0.2             --             --              --
                                   -------        -------        -------        -------        -------         -------
Balance as of June 30, 2003        $   3.8        $ 243.5        $ 247.3        $   3.8        $ 221.9         $ 225.7
                                   =======        =======        =======        =======        =======         =======

The goodwill acquired in 2003 above includes $6.7 million recorded in connection with increases in WTI's equity interest in CRM. The goodwill acquired in 2002 above includes $4.4 million recorded in connection with the acquisition of Balentine Holdings, Inc., $2.4 million recorded in connection with WTI's investment in Camden Partners Holdings, LLC, $5.9 million recorded in connection with the acquisition of SPV Management Limited, and $700,000 recorded in connection with WTI's investment in Roxbury.

During 2002, a loss was recognized for $1.2 million, the Corporation's remaining investment in Clemente Capital, Inc. (Clemente), a global investment management adviser. Clemente's financial performance and account retention led to the Corporation's writeoff of this investment. $575,582 of this loss was recognized during the first quarter of 2002. This loss is recorded in the "Other noninterest expense" line of the Corporation's Consolidated Statements of Income.

Other intangible assets acquired in the first six months of 2003 are as follows:

                                                             2003                                        2002
                                                             ----                                        ----
                                                                          Weighted                                      Weighted
                                                                           average                                       average
                                                                        amortization                                  amortization
                                                Amount       Residual      period             Amount       Residual      period
(in millions)                                  assigned       value       in years           assigned       value       in years
-------------                                  --------       -----       --------           --------       ------      --------
Mortgage servicing rights                       $   0.8         --          8                 $  0.6         --          8
Customer lists                                       --         --         --                   10.0         --         18
Other intangibles                                    --         --         --                    1.7         --         --
                                                --------------------                         ---------------------
Total                                           $   0.8         --                              12.3         --
                                                ====================                         =====================

Note 8 - Accounting Pronouncements

SFAS No. 146: In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on the Corporation's consolidated earnings, financial condition, or equity.

SFAS No. 148: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect. See "Stock-based employee compensation" under "Critical Accounting Policies and Estimates."

SFAS No. 149: In April 2003, the FASB issued SFAS No. 149, " Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. The Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. The Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement are not expected to have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

SFAS No. 150: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. Management does not expect the adoption of this Statement to have an impact on the Corporation's consolidated earnings, financial condition, or equity.

FIN No. 45: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB Nos. 5, 57, and 107, and rescinds FASB Interpretation No. 34. The Interpretation elaborates on the disclosures required to be made by a guarantor in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The application of this Interpretation did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

FIN No. 46: On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entities' lack of a voting interest or lack of control through ownership of a voting interest. The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary. Certain disclosures about the variable interest entity and the enterprise's involvement are required by both the primary beneficiary and by the enterprise that has a significant interest in a variable interest entity. Enterprises with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of the Interpretation to those entities immediately. Enterprises with a variable interest in a variable interest entity created before February 1, 2002, must apply the provisions of the Interpretation to those entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about the variable interest entity when this Interpretation becomes effective, the enterprise must make similar disclosures in all financial statements issued after January 31, 2002, regardless of the date on which the variable interest entity was created. This Interpretation has had no material impact on the Corporation's consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosures.

The Corporation does not expect this
Interpretation to have an impact on its consolidated earnings, financial condition, or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

The Corporation is a financial services holding company that specializes in wealth advisory services, corporate client services, and regional banking. The Corporation delivers these services through its primary wholly owned subsidiaries, Wilmington Trust Company, Wilmington Trust of Pennsylvania, and Wilmington Trust FSB, which serves as the platform for the Corporation's activities beyond Delaware and Pennsylvania.

The wealth advisory business provides a variety of financial planning and asset management services for high-net-worth individuals and families throughout the United States and in many foreign countries. The corporate client services business provides a variety of specialty trust and administrative services for national and multinational institutions. The regional banking business targets consumer and middle-market commercial clients throughout the Delaware Valley region.

Wilmington Trust Company was founded in 1903 and today is the 15th largest personal trust provider in the U.S. The Corporation and its affiliates have offices in California, Delaware, Florida, Georgia, Maryland, Nevada, New York, Pennsylvania, Tennessee, the Cayman Islands, the Channel Islands, and London, and other affiliates in Dublin and Milan.

SUMMARY OF RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

The economic dynamics that affected first quarter results continued in the second quarter. The impact of the low interest rate environment and equity markets that remained below their year-ago levels offset strong sales momentum in each of the Corporation's businesses. As result, net income and earnings per share for the second quarter and first six months of 2003 were lower than for the corresponding year-ago periods.

Net income for the second quarter of 2003 was $32.6 million, which was 4.7%, or $1.6 million, less than the 2002 second quarter net income of $34.2 million. Earnings per share, on a diluted basis, were $0.49, which was 5.8% less than the year-ago quarter earnings per share of $0.52.

For the first six months of 2003, net income totaled $62.0 million, which was 6.5%, or $4.3 million, less than the $66.3 million recorded for the first six months of 2002. Earnings per share, on a diluted basis, were $0.94, which was 6.0% less than the $1.00 per share recorded for the first half of 2002.

The relatively stable and healthy economy throughout the Delaware Valley drove growth in the regional banking business. At June 30, 2003, loan balances were $6.06 billion, which was up slightly from December 31, 2002, and 5.6% higher than at June 30, 2002. Credit quality remained stable. Net charge-offs remained in line with historical trends.

Factors associated with the low interest rate environment caused continued compression in the net interest margin. Although loan balances rose, yields declined, as new loans were added at lower rates and a high volume of existing loans was refinanced at lower rates. Lower yields also offset an increase in the size of the investment portfolio.

The average yields on the investment portfolio, loan balances, and total earning assets have declined steadily over the past five quarters. The cost of funds to support earning assets has likewise declined, but to a much lesser extent.

For the 2003 second quarter, the net interest margin was 3.62%, which was 53 basis points lower than for the 2002 second quarter. For the first six months of 2003, the net interest margin was 3.68%, which was 38 basis points lower than for the first six months of 2002.

In April, the Corporation used the low interest rate environment to its advantage by issuing long-term debt of $250 million in 10-year subordinated notes. The debt issue enabled the Corporation to strengthen its capital position, and add to net interest income. The proceeds were used to leverage the investment portfolio. While the size of the investment portfolio increased, the narrow spread on the invested proceeds of the debt issue accounted for 8 basis points of the decline in the net interest margin from the first quarter.

In the wealth advisory and corporate client services businesses, strong sales activity led to higher income for the second quarter and first six months of 2003 than for the corresponding year-ago periods, opposite double-digit declines in financial markets.

Results from the two affiliate money managers continued to reflect a combination of lower valuations and lost business. Income from value-style manager CRM was equal in the 2003 second quarter to the 2002 second quarter level, but 61.7% lower on a 2003 to 2002 year-to-date basis.

Growth-style manager Roxbury recorded a $1.2 million loss for the 2003 second quarter opposite income of $3.3 million for the 2002 second quarter. This brought Roxbury's loss for the first six months of 2003 to $2.1 million, compared with $7.6 million of income for the first six months of 2002. Since each $1 million of the Corporation's income represents approximately $0.01 per share, the six-month change at Roxbury represented approximately $0.10 per share.

On a combined basis, assets under management at Wilmington Trust, CRM, and Roxbury totaled $30.9 billion. This was a 6.9% increase from December 31, 2002, but a 2.5% decline from June 30, 2002.

Noninterest expense was higher in the second quarter and first six months of 2003 than for the corresponding year-ago periods. The increase was due to higher salary, healthcare, and pension expenses, as well as higher occupancy costs and payments made to third-party advisers associated with investment consulting services.

The pace of expense growth slowed considerably during the 2003 second quarter. Noninterest expense was $2.5 million, or 3.1%, lower for the 2003 second quarter than for the 2003 first quarter.

Most of this reduction was the result of the elimination of the Corporation's profit-sharing bonus plan, which lowered incentive and bonus expense for the 2003 second quarter by approximately $3.5 million. On a full-time-equivalent basis, headcount was 2,319 at June 30, 2003, compared with 2,361 at December 31, 2002, and 2,332 at June 30, 2002.

On an annualized basis, the second quarter 2003 return on average assets was 1.53% and return on average stockholders' equity was 17.04%, compared with 1.83% and 19.36%, respectively, for the 2002 second quarter. For the first six months of 2003, on an annualized basis, the return on average assets was 1.49% and return on average stockholders' equity was 16.52%, compared with 1.80% and 19.05%, respectively, for the first six months of 2002.

In April, the Corporation announced its 22nd consecutive annual increase in the cash dividend. The quarterly dividend was raised 5.9%, from $0.255 to $0.27, which amounts to $1.08 on an annualized basis.

STATEMENT OF CONDITION

This section discusses changes in the balance sheet for the period between December 31, 2002, and June 30, 2003.

Total assets at June 30, 2003, were $8.94 billion, which was $807.9 million, or 9.9%, higher than at December 31, 2002. The increase was due to growth in total earning assets, including loan balances and investments.

Loan balances increased due to the strength of the regional banking business in the difficult interest rate environment. The changes also reflected how the Corporation strengthened its capital position by issuing $250 million of long-term subordinated debt.

Total earning assets at June 30, 2003, were $8.22 billion, which was $841.6 million, or 11.4%, higher than at year-end 2002. Total earning assets were higher primarily due to the increase in the size of the investment portfolio, which accounted for $622.2 million, or 73.9%, of the growth in total earning assets.

Investment securities

At period-end, the investment portfolio totaled $1.97 billion. This was 46.1% higher than the $1.35 billion recorded at year-end 2002. The size of the investment portfolio was increased to offset the effects of maturities and calls of securities, the volume of prepayments and refinancings in the loan portfolio, and lower residential mortgage balances, as new production is sold into the secondary market. Proceeds from the Corporation's $250 million long-term debt issue, which were invested mainly in mortgage-backed securities, contributed to the growth in the investment portfolio.

The percentage of the portfolio invested in mortgage-backed securities rose 40.5% from December 31, 2002, and 57.6% from June 30, 2002. The Corporation believes that duration and risk can be better managed with mortgage-backed securities than by retaining individual residential mortgages. Approximately 99% of the mortgage-backed securities in the portfolio are invested in 15-year, fixed-rate instruments.

The average life of investments in the total securities portfolio is approximately 4.52 years. Duration is approximately 2.21 years.

Investment portfolio composition

Following is a comparison of changes in the composition of the investment securities portfolio.


SECURITY                                 JUNE 30, 2003    DECEMBER 31, 2002      JUNE 30, 2002
--------                                 -------------    -----------------      -------------
Mortgage-backed securities and
collateralized mortgage obligations           52%                37%                  33%
Treasuries                                    17%                24%                  31%
Corporate issues                              11%                15%                  12%
Agencies                                      10%                11%                  13%
Money market preferred stocks                 8%                 10%                   8%
Municipal bonds                               1%                 2%                    2%
Other                                         1%                 1%                    1%

Loan balances

Period-end loan balances at June 30, 2003, were $6.06 billion, which was $38.5 million, or 0.6%, higher than the $6.02 billion recorded at December 31, 2002. On average, loan balances for the 2003 second quarter were $6.04 billion, which was $400.9 million, or 7.1%, higher than the $5.64 billion recorded for the second quarter of 2002. For the first six months of 2003, loan balances, on average, were $6.01 billion, compared with $5.55 billion for the first six months of 2002. The Corporation considers average balances to be more indicative of trends in the regional banking business than period-end balances.

Approximately 99% of the growth in loan balances, on average, occurred in the Delaware Valley region, where the Corporation focuses its regional banking business. This region is defined as the area along the I-95 corridor from Princeton to Baltimore, the state of Delaware, and Maryland's Eastern Shore. The economy in this region is well diversified among the financial services, technology, life sciences, manufacturing, retail, agriculture, and tourism sectors, and remains relatively strong compared to many other parts of the U.S.

Additional business development in the state of Delaware, where Wilmington Trust is the leading banking company, contributed 45.6% of the loan growth for the first six months of 2003, compared with 64.2% for 2002. Business throughout southeastern Pennsylvania accounted for 53.9% of the growth for the first six months of 2003, up from 24.1% for 2002. Most of the growth in Pennsylvania was a result of gains made in capturing market share.

Commercial loans

The majority of the growth in total loan balances occurred in the commercial loan portfolio. At June 30, 2003, commercial loan balances totaled $3.86 billion. This was $64.8 million, or 1.7%, higher than the $3.79 billion recorded at December 31, 2002. On average, commercial loan balances were $3.80 billion for the first six months of 2003, which was 14.3% higher than the $3.33 billion reported for 2002.

Commercial loan balances are reported in three categories:
    - Commercial, financial, and agricultural (C and I) loans,
    - Commercial mortgage loans, and
    - Commercial real estate construction loans.

At June 30, 2003, C and I loans accounted for 57.5% of total commercial loan balances, up from 56.3% at December 31, 2002. Commercial mortgage loans accounted for 26.9% of total commercial balances, down from 28.1% at the prior-year-end. Commercial real estate construction balances represented 15.6% of total commercial balances at both June 30, 2003, and December 31, 2002. On an average balance basis, C and I loans and commercial mortgage loans declined slightly as a percentage of total average commercial balances, while commercial real estate construction loans increased slightly.

On a period-end basis, C and I loans totaled $2.22 billion at June 30, 2003. This was 3.9% higher than at December 31, 2002, and represented the largest increase among the three commercial loan categories. Commercial real estate construction loans were $602.1 million, an increase of 1.7%, and commercial mortgage loans totaled $1.04 billion, a 2.6% decrease.

For the first six months of 2003, on an average balance basis, commercial real estate loans posted the largest percentage increase, rising 30% from $436.9 million for 2002 to $567.8 million at June 30, 2003. C and I loan balances were $2.20 billion, on average, for the first six months of 2003, which was a 17.4% increase from 2002. Commercial mortgage balances, on average, were $1.03 billion, which was 1.7% higher.

Period-end commercial loan balances at December 31, 2002, reflect a reclassification of approximately $192 million, or 5%, of the commercial portfolio. The $192 million was removed from the C and I loan category. Of that amount, approximately $102 million was reclassified as commercial mortgage loans, and the remaining $90 million was classified as real estate construction loans. During the first quarter of 2003, an analysis revealed inconsistencies in the way certain loans were classified.

Retail loans

On a period-end basis, retail loan balances totaled $2.20 billion at June 30, 2003, which was 1.18% lower than the $2.23 billion recorded at December 31, 2003. Consumer loan balances were $1.61 billion, which was an increase of 3.8%. This growth was offset by residential mortgage loan balances, which decreased 12.5% to $592.3 million. The decline in residential mortgage loan balances was due to a high volume of refinancings and prepayments and the Corporation's long-standing practice of selling most new residential mortgage production into the secondary market.

At June 30, 2003, approximately 26% of period-end consumer loan balances were loans to individuals that were secured with liquid collateral, compared with approximately 23% at December 31, 2002. At June 30, 2003, loans secured with liquid collateral totaled $574.6 million, compared with $506.3 million at December 31, 2002. These loans are tied primarily to relationships with wealth advisory clients.

On average, retail loan balances for the first six months of 2003 were $2.21 billion, which was 0.8% lower than the $2.22 billion reported for 2002. Consumer balances, on average, were $1.58 billion, up 12.6% from $1.40 billion for 2002. As with the period-end balances, this growth was offset by residential mortgage balances, which were $626.7 million, on average, for the first six months of 2003. This was a 23.7% decline from the $820.9 million, on average, reported for 2002 residential mortgage balances, on average.

Year-to-date balances, on average, for loans secured with liquid collateral were $565.4 million, which was 13.3% higher than the $499.2 million reported for 2002.

Loan portfolio composition

Between December 31, 2002, and June 30, 2003, the composition of the total loan portfolio remained relatively unchanged, as the following table illustrates.

LOAN PORTFOLIO COMPOSITION               JUNE 30, 2003    MARCH 31, 2003     DECEMBER 31, 2002
--------------------------               -------------    --------------     -----------------
Commercial/financial/agricultural             37%               36%                 35%
Commercial real estate construction           10%               10%                 10%
Commercial mortgage                           17%               18%                 18%
Residential mortgage                          10%               10%                 11%
Consumer                                      26%               26%                 26%

Reserve and provision

At June 30, 2003, the reserve for loan losses was $87.6 million, or 1.44% of loans outstanding. This compares with the reserve at March 31, 2003, of $86.0 million, or 1.43% of loans outstanding, and the reserve at December 31, 2002, of $85.2 million, which was 1.41% of loans outstanding.

For the first six months of 2003, the provision for loan losses was $10.8 million. This was 5.3% lower than the provision of $11.4 million for the first six months of 2002.

For the second quarter of 2003, the provision was $5.9 million. This was a decrease of 3.3% from the 2002 second quarter provision of $6.1 million.

Changes in the levels of the reserve and provision for losses reflected the Corporation's internal risk rating analysis, reserve methodology, and the level of net charge-offs.

Net charge-offs for the 2003 second quarter totaled $4.4 million, which was $2.7 million lower than for the 2002 fourth quarter, and $3.2 million higher than for the 2002 second quarter. The year-over-year increase was primarily due to a Delaware-based client in the specialty restaurant and entertainment business.

Deposit balances

At June 30, 2003, total deposit balances were $6.49 billion, which was 2.4% higher than the $6.34 billion recorded at December 31, 2003. For the first six months of 2003, noninterest-bearing demand deposits decreased 20.6%, from $1.19 billion at December 31, 2002, to $944.4 million at June 30, 2003. This decline was more than offset by a 25.6% increase in interest-bearing demand deposits, which rose from $1.83 billion at December 31, 2002, to $2.30 billion at June 30, 2003. Savings account balances also increased.

Core deposits, which comprise noninterest-bearing demand, savings, interest-bearing demand, and certificates of deposit, totaled $4.58 billion at June 30, 2003. This was 4.2% higher than core deposits at December 31, 2002, which amounted to $4.39 billion.

Between December 31, 2002, and June 30, 2003, period-end balances of certificates of deposit (CDs) in amounts of $100,000 or more declined 2.1%. At December 31, 2002, these CDs totaled $2.08 billion. Of this amount, $1.94 billion, or 93.5% of the total, represented wholesale funding that was purchased to leverage the investment portfolio and support loan growth. At June 30, 2003, CDs in amounts of $100,000 or more totaled $2.04 billion. Of this amount, $1.91 billion, or 93.8% of the total, represented purchased funding.

Short-term borrowings

While purchased CD balances declined $35.0 million from December 31, 2002, to June 30, 2003, total short-term borrowings rose $381.2 million, or 51.9%, from $734.7 million to $1.12 billion. This was due primarily to a 60.8% increase in federal funds purchased and securities sold under agreements to repurchase. At December 31, 2002, these funds and securities totaled $658.8 million and comprised 89.7% of total short-term borrowings. At June 30, 2003, they were $400.6 million higher and totaled $1.06 billion, which represented 94.9% of total short-term borrowings.

U.S. Treasury demand balances declined 22.4%, from $41.9 million to $32.5 million.

Other liabilities

Long-term debt increased significantly, from $160.5 million at December 31, 2002, to $420.8 million at June 30, 2003. The increase was due primarily to the Corporation's issuance in April of $250 million of 10-year-subordinated notes.

Stockholders' equity

For the first six months of 2003, stockholders' equity rose 5.4%, from $741.3 million to $781.1 million. Earnings of $62.0 million contributed to the increase, as did $7.0 million of stock issued under employment benefit programs. Offsetting the increase were $34.5 million in cash dividends and treasury stock acquisitions of $0.5 million. Year-to-date, the Corporation has repurchased 17,367 of its shares, 1,359 of which were bought back during the second quarter. This brings the total purchased under the current 8-million-share program to 66,101.

INCOME STATEMENT

The Corporation's mix of businesses generates a diversified stream of interest income and noninterest income. Interest income is income the Corporation earns on assets such as loans and investment securities, and is produced primarily by the regional banking business. Noninterest income is income the Corporation earns from fees it charges for services it provides. The majority of noninterest income is generated by the wealth advisory and corporate client services businesses. Noninterest income also includes the contributions from the two affiliate money managers, service charges on deposit accounts, the amortization of other intangibles associated with acquisitions and investments in the two affiliate money managers, securities gains or losses, and other noninterest sources of income.

The two main sources of revenue remained balanced and, on a percentage basis, relatively unchanged. For the 2003 second quarter, net interest income accounted for 52.7% of total net interest and noninterest income, compared with 52.3% for the 2002 second quarter. For the first half of 2003, net interest income accounted for 52.7% of the total, compared with 51.3% for the first half of 2002.

Interest income and expense

Interest income, interest expense, and the net interest margin were lower for the second quarter and first six months of 2003 than they were for the corresponding periods in 2002. Net interest income was slightly lower for the 2003 second quarter than for the year-ago quarter, but it was 2.1% higher for the first half of 2003 than for the first half of 2002.

Net interest income is the difference between the interest income received on earning assets, such as loans and investment securities, and the expense of interest paid on liabilities, such as deposits and short-term borrowings. Interest rate movements, and the relative levels of earnings assets and interest-bearing liabilities the Corporation holds, affect the net interest margin and the resulting net interest income.

For the 2003 second quarter, total interest income was $94.7 million, which was 4.9% lower than the $99.6 million reported for the 2002 second quarter. Interest and dividends received on investments were $2.6 million higher, but interest and fees earned on loans was $7.5 million lower.

For the first six months of 2003, total interest income was $187.5 million, which was 4.2% lower than the $195.8 million recorded for the first six months of 2002. Year-to-date interest and dividends on securities rose $2.8 million, but interest and fees from loans fell $11.1 million.

Total interest expense for the 2003 second quarter was $24.5 million, which was a 15.5% decrease from the $29 million recorded for the 2002 second quarter, as interest paid on deposits and short-term borrowings was lower. The same was true for the first six months of 2003, when total interest expense was $49.0 million, which was 18.5% lower than the $60.1 million reported for the first six months of 2002.

As a result, net interest income for the 2003 second quarter was $70.2 million, which was $0.4 million less than for the 2002 second quarter. For the first six months of 2003, net interest income totaled $138.5 million, which was $2.8 million higher than for the corresponding period in 2002.

To compute the net interest margin, the Corporation annualizes net interest income on a fully tax-equivalent (FTE) basis, and then divides that number by average total earning assets.

On an FTE basis, net interest income for the 2003 second quarter was $95.9 million, which was 5.0%, or $5.0 million, lower than for the second quarter of 2002. Total earning assets, on average, were $7.87 billion for the 2003 second quarter, compared with $6.90 billion for the 2002 second quarter.

For the first six months of 2003, net interest income on an FTE basis was $190.0 million, compared with $198.4 million for the first half of 2002. Total earning assets, on average, for the first half of 2003 were $7.67 billion, compared with $6.82 billion for the first half of 2002.

Net interest margin

For the 2003 second quarter, the net interest margin was 3.62%. This was 53 basis points lower than the 2002 second quarter margin of 4.15%, and 40 basis points lower than the full-year 2002 margin of 4.02%.

For the first six months of 2003, the net interest margin was 3.68%. This was 38 basis points lower than the margin of 4.06% for the first half of 2002, and 34 basis points lower than the full-year 2002 margin.

A combination of factors, caused chiefly by the low interest rate environment, balance sheet expansion, and the Corporation's asset sensitivity, contributed to compression in the net interest margin. Growth in loan balances was offset by declining yields on new loan production as well as on a high volume of loans that were paid down or refinanced. Likewise, falling yields on investments offset the increase in the size of the investment portfolio. These declines in asset yields far outpaced the declines in funding costs.

For the 2003 second quarter, the drop in the average yield on total earning assets was more than double the decline in the cost of funds used to support those assets. The average yield on total earning assets for the 2003 second quarter was 4.86%, which was 96 basis points lower than for the 2002 second quarter. In comparison, the average cost of funds used to support those assets was 1.24%, a decline of 43 basis points.

On a year-to-date basis, the average yield on total earnings assets fell 86 basis points, which was nearly double the 48-basis-point decline in the average cost of funds to support earning assets. The average yield on total earnings assets for the first half of 2003 was 4.96%, while the average cost of funds was 1.28%.

For the second quarter of 2003, average balances in the investment portfolio were $544.7 million higher than for the second quarter of 2002. At the same time, the low rate environment reduced the average yield on the portfolio 93 basis points, from 5.08% to 4.15%.

For the first six months of 2003, average balances in the investment portfolio were $381.3 million higher than for the first six months of 2002. The average yield for the first half of 2003 was 4.33%, which was 82 basis points lower than the average yield of 5.15% for the first half of 2002.

Proceeds from the Corporation's long-term debt issue contributed to the growth in the investment portfolio. Most of the proceeds were invested at a net average spread of 1.65%. This narrow spread accounted for 8 basis points of the second quarter decline in the net interest margin.

For the second quarter as well as the first half of 2003, the Corporation's average prime lending rate index was 4.25%, compared with 4.75% for the second quarter and first half of 2002.

In the loan portfolio, average balances for the 2003 second quarter were 7.1% higher than for the 2002 second quarter, while the average yield for the corresponding period fell 15.0%, or 90 basis points, from 5.99% to 5.09%. For the first half of 2003 versus the first half of 2002, average loan balances were 8.2% higher, while the average yield fell 13.9%, or 83 basis points, from 5.98% to 5.15%.

The yield declines opposite loan growth were especially pronounced in the commercial portfolio, which contributed the majority of the growth in total loan balances. On average, commercial loan balances for the 2003 second quarter were 12.8% higher than for the 2002 second quarter, while the average yield declined 16.7%, or 95 basis points, from 5.70% to 4.75%. For the first half of 2003, commercial loan balances, on average, were 10.9% higher than for the first half of 2002. This compares with a decline in the average yield in the corresponding period of 14.8%, or 83 basis points, from 5.61% to 4.78%.

Contributing to the lower yields in the commercial loan portfolio was the fact that approximately one-third, or $1 billion, of commercial loans is tied to the LIBOR. The LIBOR fell 16 basis points during the second quarter, versus a decline of 10 basis points during the first quarter.

Among the largest contributors to growth in the total loan portfolio was the increase in balances of loans secured by liquid collateral. For the 2003 second quarter, these balances, on average, were 29.6%, or $129.1 million, higher than for the 2002 second quarter. For the first six months of 2003, these balances, on average, were 32.8%, or $135.5 million, higher than for the first half of 2002.

Loans secured by liquid collateral are tied primarily to relationships with wealth advisory clients, and carry the lowest yields in the total loan portfolio. For the second quarter of 2003, the average yield on these loans was 2.73%, which was a 71-basis-point drop from the average yield of 3.44% for the 2002 second quarter. For the first six months of 2003, the average yield on these loans was 2.80%, which was 71 basis points lower than the average yield for the first half of 2002 of 3.51%.

The magnitude of the yield declines in the loan and investment portfolios exceeded the corresponding adjustments to core deposit pricing. The average rate paid on core interest-bearing deposits for the 2003 second quarter reached a new low of 1.05%, which was 40 basis points lower than for the 2002 second quarter. For the first six months of 2003, the average rate paid on core interest-bearing deposits was 1.11%, which was 45 basis points lower than for the corresponding period in 2002.

The declines in the net interest margin for the second quarter and first half of 2003 did not reflect the 25-basis-point rate reduction enacted by the Federal Reserve at the end of June. The Corporation estimates that, during the 2003 third quarter, this move could further compress the margin 10 to 15 basis points, and that asset sensitivity could cause another 5 basis points of compression, for a total decline of as much as 20 basis points during the 2003 third quarter.

The following tables present comparative net interest income data and a rate/volume analysis of the changes in net interest income for the second quarters of 2003 and 2002 and for the first six months of 2003 and 2002.

QUARTERLY ANALYSIS OF EARNINGS


                                                 2003  Second Quarter                         2002 Second Quarter
                                       ---------------------------------------      ---------------------------------------
(in millions; rates on                 Average        Income/          Average      Average         Income/         Average
 tax-equivalent basis)                 balance        expense           rate        balance         expense           rate
 ---------------------                 -------        -------           ----        -------         -------           ----
Earning assets
     Federal funds sold and
        securities purchased
        under agreements to
        resell                         $   38.4        $    0.1          1.32%      $   17.3        $    0.1           2.46%

     U.S. Treasury and
        government agencies               528.8             4.3          3.29          582.6             6.2           4.31
     State and municipal                   16.6             0.4          9.01           17.4             0.4           8.97
     Preferred stock                      120.1             2.1          7.40           80.4             1.8           8.33
     Mortgage-backed
        securities                        888.8             9.8          4.47          400.9             5.8           5.99
     Other                                240.9             1.8          2.93          169.2             1.6           3.59
                                       --------        --------                     --------        --------
          Total
           investment securities        1,795.2            18.4          4.15        1,250.5            15.8           5.08
                                       --------        --------      --------       --------        --------       --------
     Commercial, financial,
        and agricultural                2,190.8            24.7          4.45        1,941.1            26.8           5.45
     Real estate-construction             590.8             6.8          4.56          452.6             5.9           5.19
     Mortgage-commercial                1,054.6            14.6          5.47        1,007.5            16.3           6.40
     Mortgage-residential                 604.7            10.2          6.77          800.3            13.8           6.90
     Consumer                           1,031.4            17.2          6.68          999.0            18.4           7.38
     Secured with liquid collateral       565.4             3.9          2.73          436.3             3.8           3.44
                                       --------        --------                     --------        --------
          Total loans                   6,037.7            77.4          5.09        5,636.8            85.0           5.99
                                       --------        --------      --------       --------        --------       --------
          Total earning assets         $7,871.3            95.9          4.86       $6,904.6           100.9           5.82
                                       ========        ========      ========       ========        ========       ========
Funds supporting earning assets
     Savings                           $  369.4             0.1          0.15          364.8             0.2           0.25
     Interest-bearing demand            2,127.0             2.4          0.45        1,818.0             2.6           0.57
     Certificates under $100,000          851.5             6.0          2.80          884.7             7.7           3.50
     Local CDs $100,000 and
        over                              139.7             0.6          1.78          180.1             1.2           2.70
     National CDs $100,000
        and over                        1,979.4             7.8          1.56        1,764.3            10.2           2.26
                                       --------        --------                     --------        --------
          Total interest-bearing
           deposits                     5,467.0            16.9          1.23        5,011.9            21.9           1.74
                                       --------        --------      --------       --------        --------       --------
     Federal funds purchased
        and securities sold under
        agreements to repurchase
                                          985.3             3.9          1.54          794.6             4.4           2.19
     U.S. Treasury demand                   8.4              --          1.04           15.9             0.1           1.50
                                       --------        --------                     --------        --------
          Total short-term borrowings     993.7             3.9          1.54          810.5             4.5           2.18
                                       --------        --------      --------       --------        --------       --------
     Long-term debt                       407.9             3.7          3.62          160.5             2.6           6.60
                                       --------        --------                     --------        --------
          Total interest-bearing
            liabilities                 6,868.6            24.5          1.42        5,982.9            29.0           1.93
                                       --------        --------      --------       --------        --------       --------

     Other noninterest funds            1,002.7              --            --          921.7              --             --
                                       --------        --------                     --------        --------

          Total funds used to
            support earning assets     $7,871.3            24.5          1.24       $6,904.6            29.0           1.67
                                       ========        ========      ========       ========        ========       ========
Net interest income/yield                                  71.4          3.62                           71.9           4.15
     Tax-equivalent adjustment                             (1.2)                                        (1.3)
                                                        --------                                    --------
Net interest income                                    $   70.2                                     $   70.6
                                                        ========                                    ========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS



                                                     Year-to-Date 2003                            Year-to-Date 2002
                                          ----------------------------------------    ----------------------------------------
(in millions; rates on                    Average         Income/          Average    Average         Income/          Average
 tax-equivalent basis)                    balance         expense           rate      balance         expense            Rate
 ---------------------                    -------         -------           ----      -------         -------            ----
Earning assets
     Federal funds sold and
        securities purchased under
        agreements to resell              $   31.2        $    0.2           1.35%    $   16.2        $    0.2           2.70%
     U.S. Treasury and government
          agencies                           495.0             8.4           3.49        578.2            12.5           4.41
     State and municipal                      16.6             0.7           8.99         17.5             0.8           8.96
     Preferred stock                         117.1             4.4           7.54         80.4             3.5           8.34
     Mortgage-backed
          securities                         766.4            17.7           4.67        415.6            12.2           6.00
     Other                                   234.2             3.6           3.05        156.3             2.8           3.56
                                          --------        --------                    --------        --------
          Total investment securities      1,629.3            34.8           4.33      1,248.0            31.8           5.15
                                          --------        --------       --------     --------        --------       --------
     Commercial, financial,
        and agricultural                   2,202.8            49.7           4.49      1,876.8            49.7           5.26
     Real estate-construction                567.8            12.9           4.51        436.9            11.3           5.13
     Mortgage-commercial                   1,031.4            28.8           5.55      1,014.0            32.9           6.46
     Mortgage-residential                    626.7            21.3           6.79        820.9            28.7           6.99
     Consumer                              1,029.8            34.6           6.77        988.8            36.5           7.44
     Secured with liquid
       collateral                            549.3             7.7           2.80        413.7             7.3           3.51
                                          --------        --------                     --------        --------
          Total loans                      6,007.8           155.0           5.15      5,551.1           166.4           5.98
                                          --------        --------       --------     --------        --------       --------
          Total earning assets            $7,668.3           190.0           4.96     $6,815.3           198.4           5.82
                                          ========        ========       ========     ========        ========       ========
Funds supporting earning assets
     Savings                              $  363.4             0.3           0.19     $  356.8             0.4           0.25
     Interest-bearing demand               2,095.1             4.8           0.46      1,679.4             5.1           0.61
     Certificates under $100,000             863.0            12.6           2.93        890.7            16.1           3.64
     Local CDs $100,000 and over             145.4             1.4           1.88        165.2             2.3           2.74
     National CDs $100,000 and over        2,022.6            16.6           1.62      1,683.1            20.5           2.44
                                          --------        --------                     --------        --------
          Total interest-bearing
           deposits                        5,489.5            35.7           1.30      4,775.2            44.4           1.86
                                          --------        --------       --------     --------        --------       --------
     Federal funds purchased and
          securities sold under
          agreements to repurchase           882.6             7.0           1.59        856.0            10.1           2.35

     U.S. Treasury demand                      8.2              --           1.02         36.3             0.3           1.47
                                          --------        --------       --------     --------        --------       --------
          Total short-term
           borrowings                        890.8             7.0           1.58        892.3            10.4           2.31
                                          --------        --------       --------     --------        --------       --------
     Long-term debt                          284.9             6.3           4.45        160.5             5.3           6.59

          Total interest-bearing
           liabilities                     6,665.2            49.0           1.47      5,828.0            60.1           2.06
                                          --------        --------       --------     --------        --------       --------
     Other noninterest funds               1,003.1              --             --        987.3              --             --
                                          --------        --------                     --------        --------
          Total funds used to
           support earning
           assets                         $7,668.3            49.0           1.28     $6,815.3            60.1           1.76
                                          ========        ========       ========     ========        ========       ========
Net interest income/yield                                    141.0           3.68                        138.3           4.06
     Tax-equivalent adjustment                                (2.5)                                       (2.6)
                                                          --------                                    --------
Net interest income                                       $  138.5                                    $  135.7
                                                          ========                                    ========

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME


                                                For the three months                         For the six months
                                                    ended June 30,                              ended June 30,
                                           ---------------------------------        -----------------------------------
                                                       2003/2002                                 2003/2002
                                                   Increase (Decrease)                      Increase  (Decrease)
                                                    due to change in                          due to change in
                                           ---------------------------------        -----------------------------------
                                             1             2                          1              2
(in millions)                              Volume        Rate          Total        Volume         Rate          Total
-------------                              ------        ----          -----        ------         ----          -----
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell              $ 0.1         $(0.1)           --        $ 0.2         $(0.2)           --
                                            -----         -----         -----        -----         -----         -----
     U.S. Treasury and government agencies   (0.6)         (1.3)         (1.9)        (1.9)         (2.2)         (4.1)
     Preferred stock *                        0.7          (0.3)          0.4          1.4          (0.5)          0.9
     Asset-backed securities                  7.3          (3.3)          4.0         10.5          (5.0)          5.5
     Other *                                  0.6          (0.4)          0.2          1.4          (0.6)          0.8
                                            -----         -----         -----        -----         -----         -----
          Total investment securities         8.0          (5.3)          2.7         11.4          (8.3)          3.1
                                            -----         -----         -----        -----         -----         -----
     Commercial, financial,
        and agricultural *                    3.4          (5.5)         (2.1)         8.5          (8.5)           --
     Real estate-construction                 1.8          (0.9)          0.9          3.3          (1.7)          1.6
     Mortgage-commercial *                    0.8          (2.5)         (1.7)         0.5          (4.7)         (4.2)
     Mortgage-residential                    (3.4)         (0.2)         (3.6)        (6.7)         (0.7)         (7.4)
     Consumer                                 0.6          (1.8)         (1.2)         1.5          (3.4)         (1.9)
     Secured with liquid collateral           2.2          (2.1)          0.1          2.3          (1.9)          0.4
                                            -----         -----         -----        -----         -----         -----
          Total loans                         5.4         (13.0)         (7.6)         9.4         (20.9)        (11.5)
                                            -----         -----         -----        -----         -----         -----
          Total interest income             $13.5        $(18.4)        $(4.9)       $21.0        $(29.4)        $(8.4)
                                            =====         =====         =====        =====         =====         =====

Interest expense:
     Savings                                $ 0.0         $(0.1)        $(0.1)       $ 0.0         $(0.1)        $(0.1)
     Interest-bearing demand                  0.4          (0.6)         (0.2)         1.3          (1.5)         (0.2)
     Certificates under $100,000             (0.3)         (1.5)         (1.8)        (0.5)         (3.0)         (3.5)
     Local CDs $100,000 and over             (0.3)         (0.3)         (0.6)        (0.3)         (0.6)         (0.9)
     National CDs $100,000 and over           1.2          (3.5)         (2.3)         4.2          (8.3)         (4.1)
                                            -----         -----         -----        -----         -----         -----

          Total interest-bearing deposits     1.0          (6.0)         (5.0)         4.7         (13.5)         (8.8)
                                            -----         -----         -----        -----         -----         -----
     Federal funds purchased
        and securities sold
        under agreements to
        repurchase                            1.0          (1.6)         (0.6)         0.3          (3.4)         (3.1)

     U.S. Treasury demand                      --            --            --         (0.2)           --          (0.2)
                                            -----         -----         -----        -----         -----         -----
          Total short-term borrowings         1.0          (1.6)         (0.6)         0.1          (3.4)         (3.3)
                                            -----         -----         -----        -----         -----         -----
     Long-term debt                           4.1          (3.0)          1.1          4.1          (3.0)          1.1
                                            -----         -----         -----        -----         -----         -----
          Total interest expense            $ 6.1        ($10.6)        ($4.5)       $ 8.9        ($19.9)       ($11.0)
                                            =====         =====         =====        =====         =====         =====
Changes in net interest income                                          ($0.4)                                   $ 2.6
                                                                        =====                                    =====


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

Noninterest income

For the 2003 second quarter, total noninterest income was $63.0 million, which was $1.3 million, or 2.0%, lower than for the 2002 second quarter. For the first six months of 2003, noninterest income totaled $124.2 million, which was $4.8 million, or 3.7%, lower than for the first half of 2002. The declines were caused primarily by the impact on advisory revenue of the extended downturn in equity markets.

Total advisory fee income, before amortization expense, totaled $49.5 million for the 2003 second quarter, which was $1.9 million, or 3.7%, lower than the $51.4 million recorded for the 2002 second quarter. For the first six months of 2003, total advisory fee income, before amortization expense, was $97.8 million, which was a decline of $6.3 million, or 6.1%, from the first half of 2002.

Total advisory income comprises wealth advisory services, corporate client services, and the affiliate money managers, CRM and Roxbury. For the second quarter and first six months of 2003, income from the wealth advisory and corporate client services businesses was higher than for the corresponding year-ago periods, but was not strong enough to offset the results of the affiliate money managers.

Wealth advisory services

Wealth advisory income for the 2003 second quarter was $33.1 million, which was 4.4%, or $1.4 million, higher than for the 2002 second quarter. For the first half of 2003, wealth advisory income totaled $66.7 million, which was 5.9%, or $3.7 million, higher than for the first half of 2002.

This growth occurred opposite equity markets that posted declines for the corresponding periods, and demonstrated the strength of wealth advisory sales activity. An increase in assets under management also reflected sales activity. Assets under management at Wilmington Trust were $23.8 billion at June 30, 2003, up 9.7% from $21.7 billion at December 31, 2002, and 8.2% higher than at June 30, 2002.

Approximately 70% of wealth advisory fees are tied to the market value of assets held in client portfolios, and approximately 50% of that amount is tied to the equity markets. Wealth advisory fees are priced either in advance at the beginning of each quarter, or monthly at the beginning of each month. Both pricing methods use valuations taken on the final day of the previous month.

To compare wealth advisory growth against equity market performance, the Corporation averages market performance for the corresponding pricing period. The second quarter comparison uses the average market closes at the end of March, April, and May. The year-to-date comparison uses the average market closes at the end of every month from December through May. As a result, the 2003 second quarter and year-to-date wealth advisory results do not reflect much of the improvement in equity market performance that occurred in June.

The following table compares changes in wealth advisory revenue with the three- and six-month average declines in key equity market indices:


CHANGES IN WEALTH ADVISORY FEES VS.                  SECOND QUARTER       FIRST SIX MONTHS
INDEX DECLINES, ON AVERAGE                           2003 VS. 2002        2003 VS. 2002
--------------------------                           -------------        -------------
Wealth advisory fee growth                                 4.4%                 5.9%
Dow Jones Industrial Average (average)                   (16.4)%              (17.8%)
S&P 500 (average)                                        (17.1)%              (20.5)%
NASDAQ Composite Index (average)                         (14.5)%              (22.0)%

The Corporation regards the S&P 500 as the most relevant index for comparison, since its composition most closely reflects client holdings.

The wealth advisory growth was driven by demand for planning services and advice on asset allocation, as well as by sales of the open-architecture investment consulting service. Investment consulting products and services have been immensely successful in attracting new business as well as additional business from existing clients. The open-architecture investing products are spearheaded by Balentine & Company, which, due to its full integration into the wealth advisory business, is considered a source of products and core growth, rather than a separate entity. Balentine's assets under management, income, and expenses have been consolidated fully in the Corporation's financial statements since January 2002.

While Delaware generated most of the wealth advisory growth for the second quarter and first six months of 2003, markets outside of the Corporation's home state contributed increasing percentages of the growth. In particular, the New York and Pennsylvania markets showed gains in sales momentum in the 2003 second quarter and year to date, compared with the corresponding periods in 2002.

Portion of new business generated in key wealth advisory markets

The following table shows the percentage of sales generated in the Corporation's key wealth advisory markets. The percentages will not add up to 100, since other smaller sources of growth are not included here.


                    SECOND QUARTER      SECOND QUARTER     YEAR-TO-DATE       YEAR-TO-DATE
 MARKET                  2003                2002              2003               2002
 ------                  ----                ----              ----               ----
 California               6%                  8%                8%                 7%
 Delaware                54%                 61%                52%               63%
 Florida                  6%                  8%                7%                 7%
 New York                17%                 12%                16%               11%
 Pennsylvania            15%                  9%                15%               10%


Corporate client services

Second quarter 2003 income from corporate client services was $16.5 million, which was 7.8%, or $1.2 million, higher than for the 2002 second quarter. For the first half of 2003, corporate client services income totaled $31.4 million, which was 9.0%, or $2.6 million, higher than for the first half of 2002.

Income from all three components of the corporate client services business was higher in the 2003 second quarter than in the prior-year second quarter. Year-to-date 2003 versus 2002, the entity management and retirement services components posted increased income, and the capital markets component was flat.

For the second quarter as well as the first six months of 2003, the capital markets business comprised the largest component of corporate client services revenue, while the entity management business produced the most growth. The same was true for the corresponding periods in 2002.

Income from the capital markets business was $8.9 million for the 2003 second quarter, which was slightly ahead of the 2002 second quarter. This was due mainly to an increase in the number of trust appointments on corporate debt issues, as issuers took advantage of low interest rates. Year-to-date in 2003, capital markets income was $16.5 million, equal to the corresponding 2002 level.

Income from entity management services was $5.3 million for the 2003 second quarter. This was 20.5%, or $0.9 million, higher than for the 2002 second quarter. For the first half of 2003, entity management income totaled $10.2 million, which was 27.5%, or $2.2 million, higher than for the corresponding period in 2002. The growth was due primarily to higher sales, mainly in European jurisdictions, of trust and administrative services that support asset-backed securitizations. SPV Management's income and expenses have been consolidated fully in the Corporation's financial statements since April 2002.

Income from corporate retirement services was $2.3 million for the 2003 second quarter, which was 9.5% higher than for the 2002 second quarter. For the first half of 2003, retirement services income totaled $4.7 million, which was 9.3% ahead of the first half of 2002.

The following table shows the changes in income of the three components of the corporate client services business:

                                    SECOND      SECOND
                                    QUARTER     QUARTER       %       YTD       YTD        %
REVENUE (in millions)                2002        2003       CHANGE    2002      2003    CHANGE
---------------------                ----        ----       ------    ----      ----    ------
Capital markets services            $ 8.9        $ 8.8       1.1%     $16.5     $16.5      ---
Entity management services          $ 5.3        $ 4.4      20.5%     $10.2     $ 8.0     27.5%
Retirement services                 $ 2.3        $ 2.1       9.5%     $ 4.7     $ 4.3      9.3%
Total corporate client services     $16.5        $15.3       7.8%     $31.4     $28.8      9.0%


The corporate client services business prices fees according to the complexity of the services provided, which include trustee and related administrative services for financing structures that clients create in preferred jurisdictions; administrative services that help clients establish and maintain legal residency requirements in preferred jurisdictions; and trustee services for retirement plans. Many of these services are performed on a multi-year contract basis, which generates an annuity-like stream of income and accounts for the majority of corporate client services fees. Approximately 25% of corporate client services fees are tied to asset valuations, most of which are associated with the retirement plan assets for which the Corporation serves as trustee.

Cramer Rosenthal McGlynn

For the second quarter of 2003, income from CRM was $1.1 million, which was equal to 2002 second quarter income. CRM was able to maintain this level of income even though its assets under management were nearly 20% lower at June 30, 2003, than they were at June 30, 2002.

For the first half of 2003, income from CRM totaled $1.8 million. This was 61.7% lower than for the first half of 2002. Most of the decline was due to lower market valuations.

At June 30, 2003, CRM's assets under management totaled $3.8 billion, which was 8.6% higher than the $3.5 billion at December 31, 2002, but 19.1% lower than the $4.7 billion at June 30, 2002.

The 2003 income reported for CRM reflects the Corporation's current 69.14% equity interest in the firm. At June 30, 2002, the Corporation held a 63.47% equity interest in CRM.

Roxbury Capital Management

The equity market downturns and volatility continued to impact Roxbury. Assets under management remained below prior levels, due to the loss of business as well as declines in market valuations. Roxbury's assets under management at June 30, 2003, were $3.3 billion, which was 10.8% lower than at December 31, 2002, and 34.0% lower than at June 30, 2002.

For the second quarter of 2003, Roxbury recorded a loss of $1.2 million, opposite income of $3.3 million for the 2002 second quarter. For the first half of 2003, the loss at Roxbury totaled $2.1 million, opposite $7.6 million of income for the corresponding year-ago period.

The Roxbury results recorded on the Corporation's income statement reflect the Corporation's current 41.04% interest in Roxbury's common shares and 30% preferred interest in Roxbury's gross revenue. At June 30, 2002, the Corporation's investment in Roxbury consisted of a 40.81% interest in common shares and a 30% preferred interest in gross revenue.

The Corporation anticipates that Roxbury will narrow its quarterly losses during the second half of 2003 and resume making a positive contribution by early 2004. Since June 2002, monthly net outflows have declined 26% and monthly expenses are $500,000 lower. Headcount has been reduced through attrition and the elimination of noncritical support staff. Headcount at June 30, 2003, was 75, down from 103 at June 30, 2002.

Assets under management

The following tables compare changes in assets under management at Wilmington Trust and its two affiliated money managers:


ASSETS UNDER MANAGEMENT (in billions)       JUNE 30, 2003   DECEMBER 31, 2002     JUNE 30, 2002
-------------------------------------       -------------   -----------------     -------------
Wilmington Trust                                $23.8              $21.7              $22.0
Cramer Rosenthal McGlynn                        $ 3.8              $ 3.5                4.7
Roxbury Capital Management                      $ 3.3              $ 3.7              $ 5.0
Total                                           $30.9              $28.9              $31.7


PERCENT CHANGE IN ASSETS UNDER MANAGEMENT (at               FROM                     FROM
June 30, 2003)                                        DECEMBER 31, 2002         JUNE 30, 2002
--------------                                        -----------------         -------------
Wilmington Trust                                              9.7%                    8.2%
Cramer Rosenthal McGlynn                                      8.6%                  (19.1)%
Roxbury Capital Management                                  (10.8)%                 (34.0)%
Total                                                         6.9%                   (2.5)%


At June 30, 2003, the composition of assets under management at Wilmington Trust was 53% equities; 27% fixed income; 11% cash and equivalent instruments; 6% mutual funds; and 3% miscellaneous assets.

This compares with the composition at June 30, 2002, which was 59% equities; 23% fixed income; 10% cash and equivalent instruments; 5% mutual funds; and 3% miscellaneous assets.

Other noninterest income

For the second quarter of 2003, service charges on deposit accounts were $7.8 million, which was 5.4% higher than for the year-ago second quarter. For the first six months of 2003, service charges on deposit accounts were $15.1 million, which was 5.6% higher than for the first half of 2002. The increase was due mainly to higher volumes of returned items.

Loan fees and late charges, at $2.4 million, were 50% higher for the 2003 second quarter than for the 2002 second quarter. Prepayment penalties on fixed-rate loans that were paid off early accounted for most of the growth. For the first half of 2003 versus the first half of 2002, loan fees and late charges rose 25.7%.

Other noninterest income declined 14.3% from the 2002 second quarter to the 2003 second quarter, but was 13.6% higher for the first half of 2003 than for the first half of 2002. Most of the year-to-date growth was due to more favorable results on the sale of leased autos and residential mortgages.

Noninterest expense

Noninterest expense for the 2003 second quarter was $77.1 million. This was $1.2 million, or 1.6%, higher than for the 2002 second quarter. For the first six months of 2003, noninterest expense totaled $156.7 million, which was $5.6 million, or 3.7%, higher than for the first six months of 2002. Approximately $1 million of the growth on a year-to-date basis represented first quarter 2003 expense from SPV Management, which was acquired and consolidated in the 2002 second quarter.

Salary and wage expense was $31.2 million for the second quarter of 2003. This was $1.8 million, or 6.1%, higher than for the 2002 second quarter. Most of this increase was due to a higher accrual for earned but unused vacation. Full-time equivalent (FTE) headcount at June 30, 2003, was 2,319, which was 13 fewer than at June 30, 2002.

For the first half of 2003, salary and wage expense totaled $61.0 million, which was $2.1 million, or 3.6%, higher than for the first half of 2002. Approximately 20% of this increase was related to salary and wage expense for SPV Management, which was not acquired and consolidated until the 2002 second quarter. Much of the remainder was due to merit increases. The June 30, 2003, FTE headcount was 42 fewer than at December 31, 2002.

Incentive and bonus expense for the 2003 second quarter was $4.3 million, which was 41.1%, or $3 million, lower than for the 2002 second quarter. For the first half of 2003, incentive and bonus expense totaled $13.7 million, which was 16.5%, or $2.7 million, lower than the $16.4 million recorded for the first half of 2002. This reduction reflected the elimination of the Corporation's profit-sharing plan.

Employee benefit expense for the 2003 second quarter was $8.9 million, which was 14.1%, or $1.1 million, higher than the $7.8 million recorded for the 2002 second quarter. Year to date in 2003, employee benefit expense totaled $18.5 million, which was 14.2%, or $2.3 million, higher than the $16.2 million recorded for the first half of 2002. The increase reflected higher health insurance and pension costs.

The year-to-date pension expense was $2.7 million, which was $1.0 million higher than for the corresponding year-ago period. The increase in pension expense reflected changes that were made in actuarial assumptions due to the performance of financial markets. For 2003, the Corporation lowered its discount rate from 7.25% to 6.75%, and the assumption on returns was reduced from 9.5% to 8.5%.

Net occupancy expense was slightly higher for the second quarter, and $1 million higher for the first six months of 2003, than for the corresponding year-ago periods, respectively. Most of the year-to-date growth reflected SPV Management expense that was not consolidated in the 2002 first quarter.

Furniture, equipment, and supplies expense declined $0.9 million, or 11.0%, from $8.2 million for the 2002 second quarter to $7.3 million for the 2003 second quarter. This category of expense declined $1.5 million, or 9.3%, from $16.2 million for the first half of 2002 to $14.7 million for the first half of 2003. This was due mainly to lower depreciation expense, annual maintenance contract renewals, and the deferral of certain projects as part of the Corporation's expense management initiative.

Advertising and contributions expense was 6.7%, or $200,000, lower for the 2003 second quarter than for the 2002 second quarter, and was equal, on a year-to-date basis, to the first six months of 2002.

Servicing and consulting expense was $3.9 million, which was $1.0 million, or 34.5%, higher than for the 2002 second quarter. Year to date, servicing and consulting expense totaled $7.9 million, which was $2.4 million, or 43.6%, higher than for the first half of 2002. Higher consulting expense for the third-party investment advisers used in the open architecture investment services accounted for most of the increase.

Other noninterest expense for the 2003 second quarter was $10.0 million. This was $1.6 million, or 19%, higher than for the 2002 first quarter. For the first half of 2003, other noninterest expense totaled $18.9 million, which was $2.1 million, or 12.5%, above the first half of 2002. Higher legal and auditing costs contributed to the increase.

Income taxes

The provision for income taxes for the 2003 second quarter was $17.4 million, which was $1.1 million, or 5.9%, lower than the $18.5 million recorded for the 2002 second quarter, as pre-tax income declined $2.7 million, or 5.1%. For the first six months of 2003, the provision for income taxes totaled $32.8 million, which was $2.9 million, or 8.1%, lower than the $35.7 million recorded for the first six months of 2002, as pre-tax income declined $7 million, or 6.8%.

The Corporation's effective tax rate for the 2003 second quarter was 34.66%, compared with 34.97% for the 2002 second quarter. This was due to the decline in pre-tax income and lower revenue from the affiliate asset managers, which reduced California and New York taxes.

LIQUIDITY

A financial institution's liquidity demonstrates its ability to meet, in a timely manner, cash flow requirements that may arise from increases in demand for loans or other assets, or from decreases in deposits or other funding sources. Liquidity management, therefore, contains both asset and liability components.

The maturity and marketability of loans and investments provide liquidity, as do time deposits at other banks, federal funds sold, and securities purchased under agreements to resell. Liquidity also results from internally generated capital, core deposits, large certificates of deposit, federal funds purchased, securities sold under agreements to repurchase, and other credit facilities. In April 2003, the Corporation issued $250 million in 10-year subordinated notes.

For the second quarter of 2003, the proportion of funding provided by core deposits - demand deposits, interest-bearing demand deposits, and certificates of deposit - was 60.2%, compared with 62.1% for the fourth quarter of 2002 and 60.4% for the 2002 second quarter.

The Corporation is a guarantor for 69.14%, which represents its ownership interest, of two obligations of its affiliate, CRM. The guaranty is for two lines of credit, at LIBOR plus 2%, which total $8 million and expire on December 8, 2003. At June 30, 2003, the balance of these two lines was $3.0 million.

Management continuously monitors the Corporation's existing and projected liquidity requirements, and believes that its standing in the national markets will enable it to obtain additional funding if the need arises. Wilmington Trust Company is a member of the Federal Home Loan Bank of Pittsburgh, and has $1 billion in available borrowing capacity secured by collateral.

ASSET QUALITY AND LOAN LOSS PROVISION

Credit quality in the second quarter and first half of 2003 remained stable. The composition of the loan portfolio remained well diversified and relatively unchanged. The Corporation's internal analysis of credits showed that more than 95% of the loans were rated pass, as they have been since 2000. Changes in the provision and reserve for loan losses reflected the growth in loan balances, the net charge-off ratio, and the results of the Corporation's internal risk rating analysis.

For the second quarter of 2003, the provision for loan losses was $5.9 million. Compared with the year-ago second quarter, the provision was 3.3%, or $200,000, lower. For the six months ended at June 30, 2003, the provision totaled $10.8 million. This was 5.3% lower than the provision of $11.4 million for the six months ended June 30, 2002.

The period-end reserve for loan losses at June 30, 2003, was $87.6 million. This was $2.4 million more than at December 31, 2002, and $1 million more than at June 30, 2002. The ratio of the period-end reserve to loans was 1.44% at June 30, 2003. This was 3 basis points higher than at December 31, 2002, but 7 basis points lower than at June 30, 2002.

The Corporation believes that the most meaningful measure of asset quality is the ratio of net charge-offs to loan balances on average. For the second quarter of 2003, the net charge-off ratio was 7 basis points. This was 5 basis points higher than for the 2002 second quarter.

Net charge-offs for the 2003 second quarter totaled $4.4 million, which was $2.7 million lower than for the 2002 fourth quarter, and $3.2 million higher than for the 2002 second quarter. The year-over-year increase was primarily due to a Delaware-based client in the specialty restaurant and entertainment business.

Nonaccruing loans at June 30, 2003, totaled $60.4 million. This was $18.0 million, or 42.5%, higher than the $42.4 million recorded at December 31, 2002, and $13.3 million, or 28.2%, higher than the $47.1 million recorded at June 30, 2002. Almost all of the increase represented a credit relationship with a Delaware-based client in the specialty restaurant and entertainment business that became nonaccruing at the end of the 2003 first quarter. This credit also accounted for the majority of the increase in loans rated "doubtful" in the Corporation's internal risk rating analysis.

Other real estate owned (OREO) at June 30, 2003, totaled $3.2 million. This was an increase of $0.1 million from December 31, 2002, and $2.9 million from June 30, 2002. Almost all of this increase represented a residential construction project at a beach resort in Maryland that was classified as OREO in December 2002. Units in this project are being marketed successfully, and the Corporation does not expect to incur a loss on this project.

The increase in nonaccuring loans and OREO accounted for the increase in the ratio of period-end nonperforming assets to loans, which was 1.05% at June 30, 2003. This was 29 basis points higher than at December 31, 2002, and 22 basis points higher than at June 30, 2002.

Period-end loans past due 90 days at June 30, 2003, totaled $7.1 million. This was $5.4 million, or 43.2%, lower than at year-end 2002, and $1.6 million, or 29.1%, higher than at June 30, 2002. The ratio of period-end loans past due 90 days to total loans at June 30, 2003, was 12 basis points, which was 9 basis points lower than at the 2002 year-end, and 2 basis points higher than at June 30, 2002.

The following table provides a six- and 12-month comparison of the risk elements in the Corporation's loan portfolio:


NONPERFORMING ASSETS (in thousands)        JUNE 30, 2003   DECEMBER 31, 2002      JUNE 30, 2002
-----------------------------------        -------------   -----------------      -------------
Nonaccruing loans                              $60.4               $42.4              $47.1
Past due 90 days or more                       $ 7.1               $12.5              $ 5.5
Total                                          $67.5               $54.9              $52.6
Percentage of period-end loans                  1.11%               0.91%              0.92%
Other real estate owned                         $3.2               $ 3.1              $ 0.3


The following table shows changes in the composition of the loan portfolio:


LOAN PORTFOLIO COMPOSITION               JUNE 30, 2003    DECEMBER 31, 2002      JUNE 30, 2002
--------------------------               -------------    -----------------      -------------
Commercial/financial/agricultural             37%                35%                  35%
Commercial real estate construction           10%                10%                   8%
Commercial mortgage                           17%                18%                  17%
Residential mortgage                          10%                11%                  14%
Consumer                                      26%                26%                  26%

The following table shows changes in the internal risk rating analysis:


CATEGORY                                 JUNE 30, 2003     DECEMBER 31, 2002     JUNE 30, 2002
--------                                 -------------     -----------------     -------------
Pass                                        95.62%              95.65%               95.23%
Watchlisted                                  2.60%               2.57%                2.41%
Substandard                                  1.23%               1.53%                2.26%
Serious doubt                                0.55%               0.25%                0.10%


If the economy in markets where the Corporation lends remains sluggish or deteriorates further, the ability of some borrowers to repay their loans in full may be impaired. In that event, management would expect levels of nonperforming assets, credit losses, and the provision for loan losses to increase.

To minimize the impact of such conditions, management continually monitors the entire loan portfolio to identify potential problem loans and avoid disproportionately high concentrations of loans to individual borrowers and industry sectors. An integral part of this process is a regular analysis of all past due loans.

Of the loans past due 90 days or more at June 30, 2003, approximately 68% were in the commercial portfolio; 17% were in the residential mortgage portfolio; and 15% were in the consumer portfolio. The corresponding ratios at December 31, 2002, were 68%, 23%, and 9%, respectively. At June 30, 2002, the corresponding ratios were 44%, 35%, and 21%, respectively.

As a result of scrutinizing the portfolio, management identifies loans about which serious doubt exists as to whether the borrowers will be able to continue to repay their loans on a timely basis. At June 30, 2003, management identified approximately $30.4 million in such loans. Currently these loans either are performing in accordance with their terms, or are less than 90 days past due. This compares with the $36.2 million of loans about which management had similar doubt at December 31, 2002, and $45.1 million at June 30, 2002.

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

At June 30, 2003, approximately $6.1 million, or 7%, of the reserve for loan losses was unallocated. This compares with $6.1 million, or 7%, at December 31, 2002, and $6.3 million, or 7%, at June 30, 2002.

CAPITAL RESOURCES

At June 30, 2003, stockholders' equity was $781.1 million. This was an increase of $39.8 million, or 5.4%, from the December 31, 2002, amount of $741.3 million. Year-to-date, earnings of $62.0 million, net of $34.5 million in cash dividends, added $27.5 million to capital. The issue of common stock under employment benefit plans added $7.0 million. The rise in the market value of the Corporation's available-for-sale investment portfolio added $5.8 million.

During the 2003 second quarter, the Corporation repurchased 1,359 of its shares, at a total cost of $38,000. Year to date, the Corporation bought back 17,367 of its shares, which reduced year-to-date capital by $0.5 million. Repurchases in the first six months of the year brought the total number of shares bought under the current 8-million-share program, which was authorized in April 2002, to 66,101, at a cost of $1.8 million.

The annualized capital generation rate for the first six months of 2003 was 7.4%, compared with an annualized rate of 10.0% for the first six months of 2002, and 9.8% for the 2002 full year.

The Corporation's capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, which are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. The following table compares the Corporation's capital levels with the guidelines, and shows the changes in the ratios for the six-month period ended June 30, 2003, and the year ended December 31, 2002.


                                                                      ADEQUATELY         WELL-
                             WILMINGTON TRUST    WILMINGTON TRUST     CAPITALIZED    CAPITALIZED
CAPITAL RATIO                  JUNE 30, 2003     DECEMBER 31, 2002      MINIMUM         MINIMUM
-------------                  -------------     -----------------      -------         -------
Total risk-based capital           11.90%            10.15%               8%              10%

Tier 1 risk-based capital           7.09%             7.03%               4%               6%
Tier 1 leverage capital             6.01%             6.08%               4%               5%


The Corporation's issuance in April of $250 million of 10-year 4.875% subordinated notes contributed to the improvement in the total risk-based capital ratio.

On April 17, 2003, the Corporation's Board of Directors increased the quarterly dividend 5.9%, from $0.255 per share to $0.27 per share. This marked the 22nd consecutive year that the Corporation has raised its dividend.

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

OTHER INFORMATION

Accounting pronouncements

SFAS No. 146: In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on the Corporation's consolidated earnings, financial condition, or equity.

SFAS No. 148: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect. See "Stock-based employee compensation" under "Critical Accounting Policies and Estimates."

SFAS No. 149: In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. The Statement amends

Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. The Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement are not expected to have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

SFAS No. 150: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. Management does not expect the adoption of this provision to have an impact on the Corporation's consolidated earnings, financial condition, or equity.

FIN No. 45: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB Nos. 5, 57, and 107, and rescinds FASB Interpretation No. 34. The Interpretation elaborates on the disclosures required to be made by a guarantor in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The application of this Interpretation did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

FIN No. 46: On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51, "Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entities' lack of a voting interest or lack of control through ownership of a voting interest. The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary. Certain disclosures about the variable interest entity and the enterprise's involvement are required by both the primary beneficiary and by the enterprise that has a significant interest in a variable interest entity. Enterprises with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of the Interpretation to those entities immediately. Enterprises with a variable interest in a variable interest entity created before February 1, 2002, must apply the provisions of the Interpretation to those entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about the variable interest entity when this Interpretation becomes effective, the enterprise must make similar disclosures in all financial statements issued after January 31, 2002, regardless of the date on which the variable interest entity was created. This Interpretation has had no material impact on the Corporation's consolidated earnings, financial condition, or equity.

Critical Accounting Policies and Estimates

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Management evaluates estimates on an ongoing basis, including those estimates related to the allowance for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of corporate trust fees, loan origination fees, and mortgage servicing assets.
Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and the estimates that are used in preparation of its consolidated financial statements: the reserve for loan losses, stock-based employee compensation, and impairment of goodwill.

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

A portion of the reserve is not specifically allocated to either the commercial or retail portfolio, and represents probable or inherent losses that could be caused by certain business conditions not accounted for otherwise. Typically, business conditions, including current economic and market conditions, portfolio complexity, payment performance, loan portfolio risk rating migration, the level of serious doubt loans, litigation impact, and bankruptcy trends, are the core of the unallocated reserve position. The determination of the reserve is inherently subjective, and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the reserve will not be necessary if the quality of loans deteriorates as a result of the factors discussed above.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's banking affiliates' reserve for losses on loans. These agencies may require the Corporation to recognize additions to the reserve based on their judgments about information available to them at the time of their examination.

Stock-based employee compensation

The Corporation accounts for its stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of APB Opinion No. 25, rather than the "fair value" approach prescribed in SFAS No. 123. The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since the Corporation's stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded upon grant. Each year since the inception of SFAS No. 123, the Corporation has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had the Corporation elected the "fair value" approach under SFAS No.
123. Future earnings would be impacted if any change in generally accepted accounting principles were to limit the continued use of the "intrinsic value" approach.

Impairment of goodwill

Through a series of acquisitions, the Corporation has accumulated goodwill with a net carrying value of $247.3 million at June 30, 2003. Through 2001, this goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warranted a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced by a reduction in net income.

The 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," eliminated the requirement to amortize goodwill, and substituted impairment testing. The purpose of impairment testing is to ensure that an amount presented in the financial statements for goodwill does not exceed its actual fair value. A methodology that is consistent with how the acquired entity or business was originally valued is to be utilized in testing for impairment on an annual basis. If this testing indicates that the fair value of the asset is less than its book value, an impairment expense must be recorded in the period that the asset has been determined to have a permanent reduction in value. There may be more volatility in reported income than under the previous standard, because impairment losses are likely to occur irregularly and in varying amounts. A major portion of the goodwill on the Corporation's books is related to its affiliate asset manager acquisitions. A decline in the fair value of the investment in either of these firms could result in an impairment expense.

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

Because of 2003's low interest rate levels, as of June 30, 2003, the declining rate scenario in the simulation model gradually moved down only 100 basis points, until the federal funds rate equaled zero. This ensured that negative rates were not created within the model. The rising rate scenario remained able to accommodate a 250-basis-point upside move.

As of June 30, 2003, the simulation projected that a gradual 250-basis-point increase in market interest rates would cause net interest income to rise 5.30% over a one-year period. At December 31, 2002, the scenario predicted an 8.53% increase.

If interest rates were to experience a gradual decline of 100 basis points, the model at June 30, 2003, projected that net interest income would decrease 2.90% over a one-year period. At December 31, 2002, the model employed a 125-basis-point-decline scenario and projected that net interest income would decrease 7.17%.

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

ITEM 4.  CONTROLS AND PROCEDURES.

The Chairman of the Board and Chief Executive Officer of the Corporation and its Chief Financial Officer conducted an evaluation of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information about the Corporation (including its consolidated subsidiaries) required to be included in the periodic filings it makes with the Securities and Exchange Commission. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

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

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit
Number          Exhibit
------          -------
3.1             Amended and Restated Certificate of Incorporation of the Corporation(1)
3.2             Amended and Restated Bylaws of the Corporation(2)
99.1            Section 302 Certifications
99.2            Section 906 Certification


------------------------------
(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 2003.


The Corporation filed a current report on Form 8-K on April 3, 2003 under Item 5 reporting the pricing of $250 million of its debt securities and furnished a current report on Form 8-K on April 17, 2003 under Item 12 reporting its financial condition and results of operations for the first quarter of 2003 and a current report on Form 8-K on July 18, 2003 under Item 12 reporting its financial condition and results of operations for the second quarter of 2003.

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003                  /s/ Ted T. Cecala
                                       -----------------------------------------
                                       Name:   Ted T. Cecala
                                       Title:  Chairman of the Board and Chief
                                               Executive Officer
                                               (Authorized Officer)

                                       /s/ David R. Gibson
                                       -----------------------------------------
                                       Name:   David R. Gibson
                                       Title:  Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)