Form 10-Q
period 2003-09-30
WILMINGTON TRUST CORP
filed 2003-11-14
CIK 872821

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the Quarterly Period ended September 30, 2003

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

         Number of shares of issuer's common stock ($1.00 par value) outstanding at September 30, 2003 - 65,991,989 shares

Wilmington Trust Corporation and Subsidiaries
Form 10-Q
Index

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1 - Financial Statements (unaudited)

                  Consolidated Statements of Condition                                    1
                  Consolidated Statements of Income                                       3
                  Consolidated Statements of Cash Flows                                   5
                  Notes to Consolidated Financial Statements                              7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              17

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk             45

         Item 4 - Controls and Procedures                                                45

Part II. Other Information

         Item 1 - Legal Proceedings                                                      47
         Item 2 - Changes in Securities and Use of Proceeds                              47
         Item 3 - Defaults Upon Senior Securities                                        47
         Item 4 - Submission of Matters to a Vote of  Security Holders                   47
         Item 5 - Other Information                                                      47
         Item 6 - Exhibits and Reports on Form 8-K                                       47

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                September 30,    December 31,
                             (in millions)                                          2003             2002
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $      228.5     $      248.9
                                                                                -----------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                      477.7               --
                                                                                -----------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                           515.1            489.6
       Obligations of state and political subdivisions                                  12.9             13.0
       Other securities                                                              1,264.2            841.3
-------------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                          1,792.2          1,343.9
                                                                                -----------------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions                                   3.2              3.6
       Other securities                                                                  1.1              1.2
-------------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $4.6 and $5.1, respectively)                                             4.3              4.8
                                                                                -----------------------------
Loans:
       Commercial, financial, and agricultural                                       2,216.0          2,137.1
       Real estate-construction                                                        663.4            591.9
       Mortgage-commercial                                                           1,052.6          1,065.9
-------------------------------------------------------------------------------------------------------------
             Total commercial loans                                                  3,932.0          3,794.9
                                                                                -----------------------------
       Mortgage-residential                                                            545.9            677.2
       Consumer                                                                      1,055.5          1,046.7
       Secured with liquid collateral                                                  565.8            506.3
-------------------------------------------------------------------------------------------------------------
             Total retail loans                                                      2,167.2          2,230.2
                                                                                -----------------------------
             Total loans net of unearned income                                      6,099.2          6,025.1
       Reserve for loan losses                                                         (91.2)           (85.2)
-------------------------------------------------------------------------------------------------------------
             Net loans                                                               6,008.0          5,939.9
                                                                                -----------------------------
Premises and equipment, net                                                            152.0            155.2
Goodwill, net of accumulated amortization
       of  $29.8 in 2003 and 2002                                                      242.8            240.2
Other intangible assets, net of accumulated amortization
       of  $9.9 in 2003 and $8.1, in 2002                                               24.2             21.7
Accrued interest receivable                                                             40.9             38.6
Other assets                                                                           129.3            138.1
-------------------------------------------------------------------------------------------------------------
             Total assets                                                       $    9,099.9     $    8,131.3
                                                                                =============================

                                                                                September 30,    December 31,
                       (in millions)                                                2003             2002
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                               $    1,440.0     $    1,189.6
       Interest-bearing:
             Savings                                                                   364.9            349.3
             Interest-bearing demand                                                 2,246.9          1,833.6
             Certificates under $100,000                                               805.6            884.1
             Local CDs $100,000 and over                                               129.1            135.3
-------------------------------------------------------------------------------------------------------------
                  Total core deposits                                                4,986.5          4,391.9
             National CDs $100,000 and over                                          1,784.2          1,945.2
-------------------------------------------------------------------------------------------------------------
                  Total deposits                                                     6,770.7          6,337.1
                                                                                -----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                            928.3            658.8
       U.S. Treasury demand                                                             55.6             41.9
       Line of credit                                                                   10.5             34.0
-------------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                               994.4            734.7
                                                                                -----------------------------
Accrued interest payable                                                                32.3             29.7
Other liabilities                                                                      107.9            128.0
Long-term debt                                                                         410.7            160.5
-------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       8,316.0          7,390.0
                                                                                -----------------------------
Minority interest                                                                        0.3               --
                                                                                -----------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                                      78.5             78.5
       Capital surplus                                                                  53.4             49.2
       Retained earnings                                                               928.3            884.2
       Accumulated other comprehensive income                                          (11.3)            (1.2)
-------------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                         1,048.9          1,010.7
       Less: Treasury stock, at cost, 12,536,357 and
                   12,900,601 shares, respectively                                    (265.3)          (269.4)
-------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                783.6            741.3
                                                                                -----------------------------
             Total liabilities and stockholders' equity                         $    9,099.9     $    8,131.3
                                                                                =============================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                             For the three months ended        For the nine months ended
                                                                   September 30,                      September 30,
                                                           ----------------------------------------------------------------
      (in millions; except per share data)                     2003             2002             2003             2002
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                 $        74.0    $        84.5    $       227.9    $       249.6
Interest and dividends on investment securities:
     Taxable interest                                               14.3             13.5             43.9             40.9
     Tax-exempt interest                                             0.3              0.3              0.7              0.7
     Dividends                                                       1.8              1.7              5.3              4.4
Interest on federal funds sold and securities
     purchased under agreements to resell                            0.1              0.1              0.3              0.3
---------------------------------------------------------------------------------------------------------------------------
     Total interest income                                          90.5            100.1            278.1            295.9
                                                           ----------------------------------------------------------------
Interest on deposits                                                14.7             22.9             50.3             67.2
Interest on short-term borrowings                                    4.0              3.7             11.1             14.2
Interest on long-term debt                                           3.7              2.7             10.0              7.9
---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                         22.4             29.3             71.4             89.3
                                                           ----------------------------------------------------------------
Net interest income                                                 68.1             70.8            206.7            206.6
Provision for loan losses                                           (5.7)            (5.1)           (16.6)           (16.5)
---------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                           62.4             65.7            190.1            190.1
                                                           ----------------------------------------------------------------
NONINTEREST INCOME
Advisory fees
     Weatlh advisory services                                       35.5             31.2            102.3             94.2
     Corporate client services                                      16.4             17.2             47.8             46.0
     Cramer Rosenthal McGlynn                                        1.3              1.8              3.2              6.5
     Roxbury Capital Management                                     (0.1)             2.4             (2.3)            10.0
---------------------------------------------------------------------------------------------------------------------------
          Advisory fees                                             53.1             52.6            151.0            156.7
     Amortization of other intangibles                              (0.7)            (0.7)            (1.4)            (0.9)
---------------------------------------------------------------------------------------------------------------------------
          Advisory fees after amortization
               other intangibles                                    52.4             51.9            149.6            155.8
                                                           ----------------------------------------------------------------
Service charges on deposit accounts                                  8.6              7.8             23.7             22.1
Loan fees and late charges                                           2.1              2.2              6.5              5.6
Card fees                                                            2.1              2.6              7.1              7.8
Other noninterest income                                             1.1              1.0              3.6              3.1
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                       66.3             65.5            190.5            194.4
                                                           ----------------------------------------------------------------
     Net interest and noninterest income                           128.7            131.2            380.6            384.5
                                                           ----------------------------------------------------------------

NONINTEREST EXPENSE
Salaries and wages                                                  31.5             30.3             92.5             89.2
Incentives and bonuses                                               5.4              7.4             19.2             23.7
Employment benefits                                                  8.8              7.8             27.3             24.1
Net occupancy                                                        4.8              5.3             15.2             14.8
Furniture, equipment, and supplies                                   6.6              8.2             21.1             24.3
Advertising and contributions                                        1.4              2.1              6.1              6.7
Servicing and consulting fees                                        4.0              3.2             12.0              8.8
Travel, entertainment, and training                                  1.8              2.0              5.1              5.5
Originating and processing fees                                      2.1              1.7              5.8              5.3
Other noninterest expense                                            8.8              9.1             27.6             25.8
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                      75.2             77.1            231.9            228.2
                                                           ----------------------------------------------------------------
NET INCOME
     Income before income taxes and minority
         interest                                                   53.5             54.1            148.7            156.3
Income tax expense                                                  18.8             19.4             51.5             55.1
---------------------------------------------------------------------------------------------------------------------------
     Net income before minority interest                            34.7             34.7             97.2            101.2
Minority interest                                                    0.3              0.2              0.8              0.3
---------------------------------------------------------------------------------------------------------------------------
     Net income                                            $        34.4    $        34.5    $        96.4    $       100.9
                                                           ================================================================
Net income per share:
     basic                                                 $        0.52    $        0.53    $        1.46    $        1.54
                                                           ================================================================
     diluted                                               $        0.52    $        0.52    $        1.45    $        1.52
                                                           ================================================================
     Weighted average shares outstanding:
          basic                                                   65,956           65,631           65,814           65,628
          diluted                                                 66,670           66,174           66,348           66,354

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                  For the nine months ended
                                                                                        September 30,
                             (in millions)                                          2003             2002
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                 $       96.4     $      100.9
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                              16.6             16.5
                 Provision for depreciation and other amortization                      14.0             16.5
                 Amortization of other intangible assets                                 2.3              1.8
                 Minority interest in net income                                         0.8              0.3
                 Compensation expense - nonemployee stock options                         --              0.1
                 Amortization of investment securities available for sale
                        discounts and premiums                                          11.2             13.0
                 Amortization of investment securities held to maturity
                        discounts and premiums                                            --              0.0
                 Deferred income taxes                                                   4.3             (1.2)
                 Originations of residential mortgages available for sale             (149.2)           (90.9)
                 Gross proceeds from sales of loans                                    151.6             92.4
                 Gains on sales of loans                                                (2.4)            (1.5)
                 Securities losses                                                        --               --
                 Decrease/(increase) in other assets                                     1.7             (9.6)
                 (Decrease)/increase in other liabilities                              (11.8)             9.5
-------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                       135.5            147.8
                                                                                -----------------------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                     0.4              0.7
     Proceeds from maturities of investment securities available for sale              890.0            581.7
     Proceeds from maturities of investment securities held to maturity                  0.5              1.1
     Purchases of investment securities available for sale                          (1,365.7)          (664.6)
     Purchases of investment securities held to maturity                                  --             (0.1)
     Investments in affiliates                                                          (7.2)           (16.9)
     Cash paid for purchase of subsidiary                                                 --             (6.4)
     Purchases of loans                                                                 (2.7)            (3.3)
     Net increase in loans                                                             (82.0)          (380.1)
     Purchases of premises and equipment                                               (19.1)           (19.5)
     Dispositions of premises and equipment                                              8.5              5.2
-------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                        (577.3)          (502.2)
                                                                                -----------------------------

                                                                                  For the nine months ended
                                                                                        September 30,
                             (in millions)                                          2003             2002
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings, and interest-bearing
            demand deposits                                                            679.3             84.0
     Net (decrease)/increase in certificates of deposit                               (245.7)           422.2
     Net increase/(decrease) in federal funds purchased and securities
            sold under agreements to repurchase                                        269.5            (41.0)
     Net increase/(decrease) in U.S. Treasury demand                                    13.7             (3.2)
     Proceeds from issuance of long-term debt                                          250.2               --
     Net decrease in line of credit                                                    (23.5)            (6.3)
     Cash dividends                                                                    (52.3)           (49.2)
     Distributions to minority shareholders                                             (0.5)            (0.3)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                   9.1              9.3
     Payments for common stock acquired through buybacks                                (0.8)           (17.7)
-------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                      899.0            397.8
                                                                                -----------------------------
     Effect of foreign currency translation on cash                                      0.1               --
                                                                                -----------------------------
     Increase in cash and cash equivalents                                             457.3             43.4
     Cash and cash equivalents at beginning of period                                  248.9            315.1
-------------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period              $      706.2     $      358.5
                                                                                =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                            $       68.8     $       85.4
            Taxes                                                                       48.0             54.1
     In conjunction with the acquisition of Balentine & Company, SPV
            Management Limited, Cramer Rosenthal McGlynn, LLC, Roxbury
            Capital Management, LLC and Camden Prartners Holdings, LLC
            liabilities were assumed as follows:
            Fair value of assets acquired                                       $        7.2     $       45.3
            Common stock issued                                                           --             (8.8)
            Cash paid                                                                   (7.2)           (29.5)
-------------------------------------------------------------------------------------------------------------
     Liabilities assumed                                                        $         --     $        7.0
                                                                                =============================

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Stock-Based Compensation Plans

At September 30, 2003, the Corporation had three types of stock-based compensation plans, which are described in Note 15 to the consolidated financial statements included in the Corporation's Annual Report to Shareholders for 2002.

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

If compensation cost for the Corporation's three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income would have been as follows:

                                           For the                For the
                                      three months ended     nine months ended
                                        September 30,          September 30,
(in millions,                        -------------------------------------------
except per share amounts)              2003       2002       2003       2002
--------------------------------------------------------------------------------
Net income:
As reported                          $  34.4    $  34.5    $  96.4    $  100.9
Deduct: Total stock-based               (1.0)      (1.1)      (2.8)       (3.4)
     employee compensation
     expense determined
     under fair value based
     method for all awards,
     net of related tax effects
------------------------------------------------------------------------------
Pro forma net income                 $  33.4    $  33.4    $  93.6    $   97.5

Basic earnings per share:
As reported                          $  0.52    $  0.53    $  1.46    $   1.54
Pro forma                               0.51       0.51       1.42        1.49

Diluted earnings per share:
As reported                          $  0.52    $  0.52    $  1.45    $   1.52
Pro forma                               0.50       0.51       1.41        1.47

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

Note 3 - Comprehensive Income

The following table depicts other comprehensive income as required by SFAS No. 130:

                                             For the          For the
                                          three months      nine months
                                              ended            ended
                                          September 30,    September 30,
                                        ----------------------------------
               (in millions)              2003    2002    2003     2002
--------------------------------------------------------------------------
Net income                              $  34.4  $  34.5  $  96.4  $ 100.9
Other comprehensive income, net of
     income taxes:
Net unrealized holding gains/(losses)
     on securities                        (16.0)     0.2    (10.2)     3.5
Reclassification adjustment for
     securities gains included in net
     income                                  --       --       --       --
Net unrealized holding gains arising
     during the period on derivatives
     used for cash flow hedge                --       --       --       --
Reclassification adjustment for
     derivitive gains included in net
     income                                  --       --    (0.1)     (0.1)
Foreign currency translation
     adjustments                            0.1       --     0.2       0.1
Minimum pension liability adjustment         --       --       --       --
                                        ----------------  ----------------
Total comprehensive income              $  18.5  $  34.7  $  86.3  $ 104.4
                                        ================  ================

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                    For the three months ended    For the nine months ended
                                                           September 30,                September 30,
                                                    -------------------------------------------------------
(in millions; except per share data)                     2003           2002         2003            2002
-----------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                       $  34.4          $  34.5     $  96.4         $  100.9
-----------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                66.0             65.6        65.8             65.6
-----------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                          0.7              0.6         0.5              0.8
-----------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                 66.7             66.2        66.3             66.4
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                              $  0.52          $  0.53     $  1.46         $   1.54
===========================================================================================================
Diluted earnings per share                            $  0.52          $  0.52     $  1.45         $   1.52
===========================================================================================================
Cash dividends per share                              $  0.27          $ 0.255     $ 0.525         $  0.495

The number of anti-dilutive stock options excluded for the three- and nine-month periods ended September 30, 2003, was 1.1 million and 2.1 million, respectively. The number of anti-dilutive stock options excluded for the three- and nine-month periods ended September 30, 2002 was 2.1 million and 1.0 million, respectively.

Note 5  - Segment Reporting

For the purposes of segment reporting, the Corporation discusses its business in four segments. In addition to a segment for each of the Corporation's three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services, there is a segment for Affiliate Money Managers. The third quarter of 2003 marks the first time the Corporation has reported four segments. All prior period amounts have been restated accordingly.

The Regional Banking segment includes lending, deposit-taking, and branch banking in the Corporation's primary banking markets of Delaware, southeastern Pennsylvania, and Maryland's Eastern Shore. It also includes institutional deposit taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages, and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

The Wealth Advisory Services segment includes financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, and insurance services. Results from Balentine & Company, which the Corporation acquired in January 2002, are fully consolidated in the Wealth Advisory Services segment.

The Corporate Client Services segment includes a variety of trust, custody, and administrative services that support capital markets transactions, entity management, and retirement plan assets. Results of SPV Management Limited, which the Corporation acquired in April 2002, are fully consolidated in the Corporate Client Services segment.

The Affiliate Money Managers segment includes contributions from Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM), which are based on the Corporation's partial ownership interest in each. Services provided by these two affiliates include fixed income and equity investing services and investment portfolio management services. Neither CRM's or RCM's results are fully consolidated in the Corporations's financial statements.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in the Corporation's Annual Report to shareholders for 2002. The Corporation evaluates performance based on profit or loss from operations before income taxes and without including nonrecurring gains and losses. The Corporation generally records intersegment sales and transfers as if the sales or transfers were to third parties (e.g., at current market prices). Profit or loss from infrequent events, such as the sale of a business, is reported separately for each segment.

Segment reporting for September 30, 2002, has been revised to reflect the change in methodology implemented for September 30, 2003. This new methodology employs activity-based costing principles to assign corporate overhead expenses to each segment. In addition, funds transfer pricing concepts are used to credit and charge segments for funds provided and funds used.

Financial data by segment for the quarters and year-to-date periods ended September 30, 2003 vs. September 30, 2002 is as follows:

                                                                  Wealth     Corporate   Affiliate
                                                     Regional    Advisory      Client      Money
Quarter ended September 30, 2003 (in millions)       Banking     Services     Services   Managers    Totals
-------------------------------------------------------------------------------------------------------------
Net interest income                                  $  63.5     $   5.8     $   2.9     $ (4.1)     $   68.1
Provision for loan losses                               (5.0)       (0.7)         --         --          (5.7)
-------------------------------------------------------------------------------------------------------------
Net interest income after provision                     58.5         5.1         2.9       (4.1)         62.4
Advisory fees:
     Wealth advisory services                            0.6        32.4         2.5         --          35.5
     Corporate client services                           0.3          --        16.1         --          16.4
     Affiliate managers                                   --          --          --        1.2           1.2
-------------------------------------------------------------------------------------------------------------
         Advisory fees                                   0.9        32.4        18.6        1.2          53.1
     Amortization of other intangibles                    --        (0.1)       (0.1)      (0.5)         (0.7)
-------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                       0.9        32.3        18.5        0.7          52.4
Other noninterest income                                12.3         1.2         0.4         --          13.9
-------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     71.7        38.6        21.8       (3.4)        128.7
Noninterest expense                                    (33.6)      (28.7)      (12.9)        --         (75.2)
-------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $  38.1     $   9.9     $   8.9     $ (3.4)     $   53.5
=============================================================================================================
Depreciation and amortization                        $   6.6     $   2.4     $   2.1     $  0.4      $   11.5

                                                                  Wealth     Corporate   Affiliate
                                                     Regional    Advisory      Client      Money
Quarter ended September 30, 2002 (in millions)       Banking     Services     Services   Managers    Totals
-------------------------------------------------------------------------------------------------------------
Net interest income                                  $   66.5    $    6.2    $     1.1   $    (3.0)  $   70.8
Provision for loan losses                                (4.9)       (0.2)          --          --       (5.1)
-------------------------------------------------------------------------------------------------------------
Net interest income after provision                      61.6         6.0          1.1        (3.0)      65.7
Total advisory fees:
     Wealth advisory services                             0.8        27.8          2.6          --       31.2
     Corporate client services                            0.5          --         16.7          --       17.2
     Affiliate managers                                    --          --           --         4.2        4.2
-------------------------------------------------------------------------------------------------------------
         Advisory fees                                    1.3        27.8         19.3         4.2       52.6
     Amortization of other intangibles                     --        (0.5)        (0.2)         --       (0.7)
-------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        1.3        27.3         19.1         4.2       51.9
Other noninterest income                                 12.1         1.1          0.4          --       13.6
-------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                      75.0        34.4         20.6         1.2      131.2
Noninterest expense                                     (37.6)      (25.6)       (13.3)       (0.6)     (77.1)
-------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $   37.4    $    8.8    $     7.3   $     0.6   $   54.1
=============================================================================================================
Depreciation and amortization                        $    7.3    $    2.2    $    1.6    $     0.1   $   11.2

                                                                  Wealth     Corporate   Affiliate
                                                     Regional    Advisory      Client      Money
Year-to-Date September 30, 2003 (in millions)        Banking     Services     Services   Managers     Totals
-------------------------------------------------------------------------------------------------------------
Net interest income                                  $  187.3    $   19.2    $    10.5   $   (10.3)  $  206.7
Provision for loan losses                               (15.4)       (1.2)          --          --      (16.6)
-------------------------------------------------------------------------------------------------------------
Net interest income after provision                     171.9        18.0         10.5       (10.3)     190.1
Total advisory fees:
     Wealth advisory services                             1.9        92.6          7.8          --      102.3
     Corporate client services                            1.0          --         46.8          --       47.8
     Affiliate managers                                    --          --           --         0.9        0.9
-------------------------------------------------------------------------------------------------------------
         Advisory fees                                    2.9        92.6         54.6         0.9      151.0
     Amortization of other intangibles                     --        (0.4)        (0.4)       (0.6)      (1.4)
-------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        2.9        92.2         54.2         0.3      149.6
Other noninterest income                                 38.5         1.3          1.1          --       40.9

-------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     213.3       111.5         65.8       (10.0)     380.6
Noninterest expense                                    (104.4)      (86.1)       (41.4)         --     (231.9)
-------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $  108.9    $   25.4    $    24.4   $   (10.0)  $  148.7
=============================================================================================================
Depreciation and amortization                        $   17.2    $    5.3    $     4.4   $     0.6   $   27.5
Investment in equity method investees                      --          --           --       243.6      243.6
Segment average assets                                6,872.8     1,065.5        281.4       243.6    8,463.3

                                                                  Wealth     Corporate   Affiliate
                                                     Regional    Advisory      Client      Money
Year-to-Date September 30, 2002 (in millions)        Banking     Services     Services   Managers     Totals
-------------------------------------------------------------------------------------------------------------
Net interest income                                  $  191.5    $   19.1    $     6.4   $   (10.4)  $  206.6
Provision for loan losses                               (15.3)       (1.2)          --          --      (16.5)
-------------------------------------------------------------------------------------------------------------
Net interest income after provision                     176.2        17.9          6.4       (10.4)     190.1
Total advisory fees:
     Wealth advisory services                             2.3        84.2          7.7          --       94.2
     Corporate client services                            1.3          --         44.7          --       46.0
     Affiliate managers                                    --          --           --        16.5       16.5
-------------------------------------------------------------------------------------------------------------
         Advisory fees                                    3.6        84.2         52.4        16.5      156.7
     Amortization of other intangibles                     --        (0.5)        (0.2)       (0.2)      (0.9)
-------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        3.6        83.7         52.2        16.3      155.8
Other noninterest income                                 36.8         1.1          0.7          --       38.6
-------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     216.6       102.7         59.3         5.9      384.5
Noninterest expense                                    (111.3)      (77.0)       (38.7)       (1.2)    (228.2)
-------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $  105.3    $   25.7    $    20.6   $     4.7   $  156.3
=============================================================================================================

Depreciation and amortization                        $   21.0    $    5.8    $     4.2   $     0.3   $   31.3
Investment in equity method investees                      --          --           --       231.0      231.0
Segment average assets                                6,146.9       999.1        172.7       231.0    7,549.7

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

The Corporation also uses swaps to protect against the changes in fair value of fixed-rate bonds it has issued due to changes in interest rates. In April of 2003, the Corporation entered into five interest rate swaps with notional values of $50 million each. The Corporation's objective was to protect against changes in the fair value of its $250 million fixed-rate subordinated debt issue due to changes in LIBOR. The swaps were designated as fair value hedges and, since the critical terms of the swaps and the hedged bonds were identical, the Corporation assumed no ineffectiveness. As a result, gains and losses attributable to changes in the fair value of the swaps are directly offset by changes in the fair value of the debt.

Changes in the fair value of the floors attributed to the change in "time value" are excluded in assessing the hedge's effectiveness and are recorded in "Other noninterest income" in the Consolidated Statements of Income.

Changes in the fair value that are determined to be ineffective are also recorded in "Other noninterest income" in the Consolidated Statements of Income.

The effective portion of the change in fair value is recorded in "Other comprehensive income" in the Consolidated Statements of Condition.

For the third quarter of 2003, approximately $77,100 of gains in "Accumulated other comprehensive income" were reclassified to earnings.

During the 12 months ending September 30, 2004, approximately $308,400 of gains in "Accumulated other comprehensive income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Note 7 - Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets at September 30 is as follows:

                                              September 30, 2003                         December 31, 2002
                                  -----------------------------------------------------------------------------------
                                    Gross                           Net            Gross                        Net
                                  carrying     Accumulated        carrying        carrying    Accumulated    carrying
(in millions)                      amount     amortization         amount          amount    amortization     amount
---------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)          $  272.6    $       29.8        $  242.8        $  270.0      $  29.8      $  240.2
                                  ===================================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights     $    6.6    $        3.7        $    2.9        $    5.4      $  3.0       $    2.4
    Customer lists                    15.3             4.0            11.3            15.2         3.0           12.2
    Acquisition costs                  1.1             1.1              --             1.7         1.5            0.2
    Other intangibles                  4.3             1.1             3.2             0.7         0.6            0.1
Nonamortizing
    Other intangible assets            6.8              --             6.8             6.8          --            6.8
---------------------------------------------------------------------------------------------------------------------
Total other intangibles           $   34.1    $        9.9        $   24.2        $   29.8      $  8.1       $   21.7
                                  ===================================================================================

Amortization expense of other intangible assets for the three and nine months ended September 30 is as follows:

                                                       For the three months ended          For the nine months ended
                                                             September 30,                       September 30,
                                                       -------------------------------------------------------------
(in millions)                                             2003             2002              2003              2002
--------------------------------------------------------------------------------------------------------------------
Amortization expense                                   $    1.0           $  0.9           $   2.3            $  1.8

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in millions)
--------------------------------------------------------------------------------
For the year ended December 31, 2004                                      $  2.4
For the year ended December 31, 2005                                         2.4
For the year ended December 31, 2006                                         2.0
For the year ended December 31, 2007                                         1.3
For the year ended December 31, 2008                                         1.2

The changes in the carrying amount of goodwill for the nine months ended September 30 are as follows:

                                                                       2003
                                             --------------------------------------------------------
                                                          Wealth    Corporate    Affiliate
                                             Regional    Advisory     Client        Money
(in millions)                                 Banking    Services    Services     Managers      Total
-----------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                $    3.8    $    4.4    $   7.2    $    224.8   $  240.2
Goodwill acquired                                  --          --         --           2.4        2.4
Increase in carrying value due to foreign
    currency translation adjustments               --          --        0.2            --        0.2
-----------------------------------------------------------------------------------------------------
Balance as of September 30, 2003             $    3.8    $    4.4    $   7.4    $    227.2   $  242.8
                                             ========================================================

                                                                           2002
                                             --------------------------------------------------------
                                                          Wealth    Corporate    Affiliate
                                             Regional    Advisory    Client       Money
(in millions)                                 Banking    Services   Services     Managers     Total
-----------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                 $  3.8    $     --     $   --     $  209.1   $  212.9
Goodwill acquired                                 --         4.4        6.4         16.9       27.7
Impairment loss                                   --          --         --         (1.1)      (1.1)
---------------------------------------------------------------------------------------------------
Balance as of September 30, 2002              $  3.8    $    4.4     $  6.4     $  224.9   $  239.5
                                             ======================================================

The goodwill acquired in 2003 above includes $1.9 million recorded in connection with increases in WTI's equity interest in Cramer Rosenthal McGlynn.

The goodwill aquired in 2002 above includes $4.4 million recorded in connection with the acquisition of Balentine Holdings, Inc., $2.4 million recorded in connection with WTI's investment in Camden Partners Holdings, LLC, $13.8 million recorded in connection with WTI's investment in Cramer Rosenthal McGlynn, and $6.4 million recorded in connection with the acquisition of SPV Management Limited.

Other intangible assets acquired in the first nine months of 2003 are as follows:

                                                                      Weighted
                                                                      average
                                                                    amortization
                                          Amount         Residual      period
(in millions)                            Assigned         Value      in years
--------------------------------------------------------------------------------
Mortgage servicing rights                $   1.2            --           8
Other intangibles                            3.5            --          20
                                         ---------------------
                                         $   4.7            --
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

SFAS No. 148: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect. See "Stock-based employee compensation" under "Critical Accounting Policies and Estimates."

SFAS No. 149: In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. The Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. The Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

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

FIN No. 45: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB Nos. 5, 57, and 107, and rescinds FASB Interpretation No. 34. The Interpretation elaborates on the disclosures a guarantor is required to make in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The application of this Interpretation did not have a material effect on the Corporation's consolidated earnings, financial condition, or equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

The Corporation is a financial services holding company with a diversified mix of three businesses: Wealth Advisory Services, Corporate Client Services, and Regional Banking. For the purposes of segment reporting, we consider our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management, separately. The Corporation delivers these services through its primary wholly owned subsidiaries:

- Wilmington Trust Company, a Delaware-chartered bank and trust company that has engaged in commercial and trust banking activities since 1903. Wilmington Trust Company is the 15th largest personal trust provider in the United States and the largest full-service bank in Delaware, with 44 branch offices throughout the state.

- Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company. Wilmington Trust of Pennsylvania has four offices (center city Philadelphia, Doylestown, Villanova, and West Chester).

- Wilmington Trust FSB, which serves as the platform for the Corporation's activities beyond Delaware and Pennsylvania. Wilmington Trust FSB offices are located in California, Florida, Georgia, Maryland, Nevada, and New York.

The Corporation and its affiliates also have offices in Tennessee, the Cayman Islands, the Channel Islands, and London, and other affiliates in Dublin and Milan.

Through its subsidiaries, the Corporation engages in fiduciary, wealth management, investment advisory, financial planning, insurance, broker-dealer services, deposit taking, and residential, commercial, and construction lending. The Wealth Advisory Services business provides a variety of financial planning and asset management services for high-net-worth individuals and families throughout the United States and in many foreign countries. The Corporate Client Services business provides a variety of specialty trust and administrative services for national and multinational institutions. The Regional Banking business targets consumer and middle-market commercial clients throughout the Delaware Valley region.

SUMMARY OF RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

During the 2003 third quarter:

- Loan balances continued to increase, supported by the relative economic health and stability throughout the Delaware Valley region;

- Wealth Advisory Services income rose on a combination of solid sales and stabilizing equity markets;

-        Results from the affiliate money managers improved;

-        Expense reduction continued; and

-        Credit quality remained stable.

These achievements were offset by continued compression in the net interest margin. Earnings per share, on a diluted basis, were $0.52, which was equal to the 2002 third quarter. Net income was $34.4 million, which was slightly less than the $34.5 million recorded for the 2002 third quarter.

While 2003 third quarter events suggested the beginnings of an economic recovery, results for the first nine months of 2003 reflected the challenges of the lowest interest rates in four decades, volatility in the financial markets, and general economic sluggishness. For the first nine months of 2003, earnings per share, on a diluted basis, were $1.45. This was $0.07, or 4.6%, lower than for the first nine months of 2002. Net income was $96.4 million for the first nine months of 2003, which was 4.5% less than the $100.9 million recorded for the first nine months of 2002.

Net interest income and noninterest income, as a percentage of total net interest and noninterest income, remained balanced and, on a percentage basis, relatively unchanged for the third quarter and first nine months of 2003 when compared with the corresponding year-ago periods.

The 2003 third quarter marked the 10th consecutive quarter of increases in loan balances, which were $6.10 billion at period-end and $6.06 billion on average. On a period-end basis, this was 3.4% more than the $5.9 billion recorded at September 30, 2002, and 1.2% more than the $6.03 billion recorded at December 31, 2002.

For the first nine months of 2003, loan balances, on average, were $6.0 billion, which was 7.1% more than the $5.6 billion reported for the first nine months of 2002. The composition of the loan portfolio remained relatively unchanged from December 31, 2002, and September 30, 2002.

Although loan balances rose, yields declined, as new loans were added at lower rates and a high volume of existing loans was refinanced at lower yields. The third quarter was the first quarter to reflect fully the impact of the action the Federal Reserve took in June to lower interest rates. Average yields on loan balances, investments, and total earning assets declined for the sixth consecutive quarter. The cost of funds used to support earning assets declined, but to a much lesser extent.

As a result, the net interest margin fell to 3.45%, which was 57 basis points lower than the 4.02% reported for the 2002 third quarter. For the first nine months of 2003, the net interest margin was 3.60%, which was 45 basis points lower than for the first nine months of 2002.

Third quarter advisory income was $53.1 million, which was 1% higher than the $52.6 million reported for the 2002 third quarter. This increase was due primarily to higher Wealth Advisory Services income.

For the first nine months of 2003, advisory income totaled $151.0 million, which was 3.6% less than the $156.7 million reported for the first nine months of 2002. The decrease was due entirely to lower results at the affiliate money managers, which contributed income of $0.9 million for the first nine months of 2003 versus $16.5 million for the first nine months of 2002.

On a combined basis, assets under management at Wilmington Trust, Cramer Rosenthal McGlynn, and Roxbury Capital Management totaled $30.7 billion. This was a 7.0% increase from the $28.7 billion recorded at September 30, 2002, and an 8.9% increase from the $28.2 billion reported at December 31, 2002.

Careful attention to expense management resulted in lower noninterest expenses for the quarter and a slowdown in the pace of growth for the year to date. For the quarter, noninterest expenses were $75.2 million, which was 2.5% less than the $77.1 million reported for the 2002 third quarter. This decrease reflected the elimination in January 2003 of the company-wide profit sharing program. For the first nine months of 2003, noninterest expenses totaled $231.9 million, which was 1.6% higher than the $228.2 million reported for the first nine months of 2002. The year-to-date increase was due largely to higher compensation costs in line with increased sales, and higher health insurance and pension costs.

On an annualized basis, the third quarter 2003 return on average assets was 1.58% and return on average stockholders' equity was 17.64%, compared with 1.77% and 18.66%, respectively, for the 2002 third quarter. For the first nine months of 2003, on an annualized basis, the return on average assets was 1.52% and return on average stockholders' equity was 16.90%, compared with 1.79% and 18.93%, respectively, for the first nine months of 2002.

A regular quarterly dividend of $0.27 per share was declared. This was 5.9% higher than the $0.255 declared in the 2002 third quarter.

STATEMENT OF CONDITION

This section discusses changes in the balance sheet for the period between December 31, 2002, and September 30, 2003.

Total assets at September 30, 2003, were $9.1 billion, which was $1.0 billion, or 12.3%, higher than the $8.1 billion recorded at December 31, 2002. On average, total assets for the first nine months of 2003 were $8.5 billion, which was $1.0 billion, or 13.3%, higher than the $7.5 billion reported for the first nine months of 2003. The increase was due to growth in total earning assets, including loan balances and investments.

Total earning assets at September 30, 2003, were $8.4 billion, which was $1.0 billion, or 13.5%, higher than at December 31, 2002. For the first nine months of 2003, total earning assets, on average, were $7.8 billion, which was $0.9 billion, or 13.0%, higher than for the first nine months of 2002. The increases were due primarily to higher investment balances.

Investment securities

At September 30, 2003, the investment portfolio balance was $1.8 billion. This was $500.0 million, or 38.4%, higher than the $1.3 billion reported at December 31, 2002. For the first nine months of 2003, investment securities balances, on average, were $1.7 billion, which was $400.0 million, or 30.7%, higher than the $1.3 billion reported for the first nine months of 2002.

The size of the investment portfolio was increased to offset the effects of maturities and calls of securities, the volume of prepayments and refinancings in the loan portfolio, and lower residential mortgage balances due to the ongoing sale of new production into the secondary market. Proceeds from the April 2003 issue of $250 million long-term debt, which were invested mainly in mortgage-backed securities, contributed to the growth in the investment portfolio.

The percentage of the portfolio invested in mortgage-backed instruments rose 32.4%, to 49% at September 30, 2003, from 37% at December 31 and September 30, 2002. Approximately 73% of the mortgage-related instruments in the securities portfolio are invested in 15-year, fixed-rate instruments. Excluding collateralized mortgage obligations, approximately 97% of the mortgage-backed securities in the portfolio are invested in 15-year, fixed-rate instruments. The Corporation believes that duration and risk can be better managed with mortgage-backed securities than by retaining individual residential mortgages.

The average life of investments in the total securities portfolio is approximately 5.18 years. Duration is approximately 2.57. On mortgage-related instruments, the average life is approximately 4.01 years and the duration is approximately 4.27.

The following table compares changes in the composition of the investment securities portfolio.

                                     SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
              SECURITY                   2003          2002          2002
              --------               -------------  ------------  -------------
Mortgage-backed securities and
  collateralized mortgage obligations      49%          37%            33%
Treasuries                                 17%          24%            28%
Corporate issues                           13%          15%            13%
Agencies                                   11%          11%            14%
Money market preferred stocks               7%          10%             9%
Municipal bonds                             1%           2%             2%
Other                                       2%           1%             1%

Loan balances

Loan balances at September 30, 2003, were $6.10 billion, which was 1.2% higher than the $6.03 billion recorded at December 31, 2002. For the first nine months of 2003, loan balances, on average, were $6.0 billion, which was 7.1% more than the $5.6 billion reported for the first nine months of 2002. The Corporation considers average balances, rather than period-end balances, to be more indicative of trends in its banking business.

The Corporation's Regional Banking business is concentrated in the Delaware Valley region, which it defines as the area along the I-95 corridor from Princeton to Baltimore, the state of Delaware, and Maryland's Eastern Shore. The economy in this region is well diversified among the financial services, technology, life sciences, manufacturing, retail, agriculture, and tourism sectors, and remains relatively strong compared to many other parts of the United States.

Approximately 99% of the third quarter and year-to-date growth in loan balances occurred in this region. Most of the growth occurred in the commercial portfolio. For the third quarter, approximately 41% of the commercial loan growth was generated in the Delaware market, where Wilmington Trust is the dominant banking company. Approximately 58% of the commercial loan growth came from the southeastern Pennsylvania market, which comprises the five-county metropolitan area including and surrounding Philadelphia. In contrast, southeastern Pennsylvania accounted for only 16% of the commercial loan growth in the 2002 third quarter.

Commercial loans

Most of the growth in loan balances occurred in the commercial portfolio. At September 30, 2003, commercial loan balances totaled $3.93 billion. This was $140.0 million, or 3.7%, higher than the $3.79 billion recorded at December 31, 2002, and $380.0 million, or 10.7%, higher than at September 30, 2002.

For the first nine months of 2003, commercial loan balances, on average, were $3.82 billion, which was $440.0 million, or 13.0%, more than the $3.38 billion reported for the first nine months of 2002.

Commercial loan balances are reported in three categories:

-        Commercial, financial, and agricultural loans,

-        Mortgage-commercial loans, and

-        Real estate-construction loans.

More than half of the commercial loan growth in the third quarter, and most of the growth in the first nine months of 2003, occurred in commercial real estate and construction (CRE) loans. The growth occurred throughout the Delaware Valley region and was not concentrated in any one area. Housing demand remained strong throughout the region, and much of the growth funded primary, retirement, and resort residential projects and included single-family, multi-family, and age-restricted developments. In addition, CRE loans were booked across a variety of hotel, industrial, and retail projects, both on a construction and permanent financing basis.

At September 30, 2003, CRE balances totaled $663.4 million, which was $71.5 million, or 12.1%, more than the $591.9 million recorded at December 31, 2002.

For the first nine months of 2003, CRE balances, on average, were $587.1 million. This was $146.2 million, or 33.2%, higher than the $440.9 million reported for the first nine months of 2002.

Commercial, financial, and agricultural (C and I) loan balances at September 30, 2003, were $2.22 billion. This was $80.0 million, or 3.7%, more than the $2.14 billion recorded at December 31, 2002.

For the first nine months of 2003, C and I loan balances, on average, were $2.20 billion, which was $260.0 million, or 13.4%, more than the $1.94 billion reported for the first nine months of 2002.

Commercial mortgage balances were $1.05 billion at September 30, 2003, which was $20.0 million, or 1.9%, lower than the $1.07 billion recorded at December 31, 2002.

For the first nine months of 2003, commercial mortgage balances, on average, were $1.62 billion, which was $170.0 million, or 11.7%, more than the $1.45 billion recorded for the first nine months of 2002.

Retail loans

On a period-end basis, total retail loans declined to $2.17 billion, from $2.23 billion at December 31, 2002.

Retail loan balances also declined on average, to $2.20 billion for the first nine months of 2003, which was $39.0 million, or 1.74%, less than for the first nine months of 2002.

Retail loan balances are reported in three categories:

-        Mortgage-residential mortgage loans,

-        Consumer loans, and

-        Secured with liquid collateral loans.

Almost all of the decrease in total retail loan balances for the quarter and year to date occurred in the residential mortgage portfolio, where balances continued to decline due to refinancings, prepayments, and the ongoing sale of all new residential mortgage production into the secondary market.

Residential mortgage balances at September 30, 2003, totaled $545.9 million. This was $131.3 million, or 19.4%, lower than the $677.2 million recorded at December 31, 2002.

For the first nine months of 2003, residential mortgage balances, on average, were $608.9 million, which was $191.2 million, or 23.9%, less than the $800.1 million reported for the first nine months of 2002.

While residential mortgage balances declined, balances rose for consumer loans and loans secured with liquid collateral.

Consumer loan balances at September 30, 2003, were $1.06 billion. This was $8.8 million, or 0.8%, more than the $1.05 billion recorded at December 31, 2002. For the first nine months of 2003, consumer loan balances, on average, were $1.03 billion. This was $28.3 million, or 2.8%, more than the $1.00 billion reported for the first nine months of 2002.

Loans secured with liquid collateral are tied primarily to relationships with Wealth Advisory Services clients. At September 30, 2003, the period-end balance of these loans was $565.8 million. This was $59.5 million, or 11.8%, more than the $506.3 million recorded at December 31, 2002. For the first nine months of 2003, balances for loans secured with liquid collateral, on average, were $560.9 million, which was $123.9 million, or 28.4%, higher than the $437.0 million reported for the first nine months of 2002.

The growth in these balances came from all of the Wealth Advisory Services markets, and two factors contributed to the increases. First, the overall expansion of the Wealth Advisory Services business has generated organic expansion in secured lending. Second, the demand for this type of lending has increased as clients seek to maintain personal cash flow levels opposite equity market declines and the low interest rate environment.

Loan portfolio composition

The following table illustrates how composition of the total loan portfolio has remained relatively unchanged.

                                      SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
    LOAN PORTFOLIO COMPOSITION           2003           2002           2002
    --------------------------       --------------  ------------  -------------
Commercial/financial/agricultural          36%           35%           36%
Commercial real estate construction        11%           10%            8%
Commercial mortgage                        17%           18%           17%
Residential mortgage                        9%           11%           13%
Consumer                                   27%           26%           26%

Reserve and provision

Changes in the reserve and provision for loan losses reflected the growth in loan balances and the Corporation's internal risk rating analysis, reserve methodology, and net charge-offs.

At September 30, 2003, the period-end reserve for loan losses was $91.2 million, or 1.50% of loans outstanding. This was $6.0 million, or 7%, higher than the December 31, 2002, reserve of $85.2 million, and the reserve ratio was 9 basis points higher than the December 31, 2002, ratio of 1.41%.

The provision for loan losses for the 2003 third quarter was $5.7 million. This was $600,000, or 11.8%, more than for the 2002 third quarter. For the first nine months of 2003, the provision totaled $16.6 million. This was $100,000, or 0.6%, more than the provision for the first nine months of 2002.

Net charge-offs declined substantially. For the 2003 third quarter, net charge-offs were $2.0 million, versus $7.1 million for the 2002 fourth quarter and $5.0 million for the 2002 third quarter. The net charge-off ratio for the 2003 third quarter was 3 basis points, which was 6 basis points lower than for the 2002 third quarter. For the first nine months of 2003, net charge-offs totaled 17 basis points, which was 2 basis points less than for the first nine months of 2002.

Deposit balances

At September 30, 2003, deposit balances totaled $6.77 billion, which was $430.0 million, or 6.8%, more than the $6.34 billion recorded at December 31, 2002.

For the first nine months of 2003, total deposit balances, on average, were $6.26 billion, which was $550.9 million, or 9.7%, higher than the $5.71 billion recorded for the first nine months of 2002. As with loan balances, the Corporation regards average balances, not period-end balances, as a better indicator of deposit trends.

Core deposit balances, which comprise noninterest-bearing demand, interest-bearing demand, savings, and certificate of deposit balances, totaled $4.99 billion at September 30, 2003. This was $600.0 million, or 13.7%, more than the $4.39 billion recorded at December 31, 2002.

For the first nine months of 2003, core deposits, on average, were $4.32 billion. This was $410 million, or 10.5%, higher than the $3.91 billion in average core deposits for the first nine months of 2002.

Within core deposit balances, most of the growth occurred in interest-bearing demand balances, while certificate of deposit (CD) balances decreased. Anecdotal evidence suggested that these changes were due to the low interest rate environment and financial market volatility. With CD rates at historic lows, and as uncertainty about equity investing continued, clients seemed to prefer the advantages of demand accounts to longer-term CD commitments.

At September 30, 2003, interest-bearing demand balances were $2.25 billion, which was $420.0 million, or 23.0%, more than the $1.83 billion recorded at December 31, 2002. CD balances totaled $934.7 million, which was $84.7 million, or 8.3%, less than the $1.02 billion recorded at December 31, 2002.

On average, interest-bearing demand balances for the first nine months of 2003 were $1.71 billion, which was $430 million, or 33.6%, higher than the $1.28 billion reported for the first nine months of 2002.

For the first nine months of 2003, core CD balances, on average, declined to $987.4 million, from the $1.06 billion reported for the first nine months of 2002.

Noninterest-bearing demand balances were $1.44 billion at September 30, 2003. This was an increase of $250.0 million, or 21.0%, from the $1.19 billion recorded at December 31, 2002.

For the first nine months of 2003, noninterest-bearing demand balances, on average, were $821.5 million. This was $37 million, or 4.7%, higher than the $784.5 million reported for the first nine months of 2002.

The use of national CDs in amounts greater than $100,000 declined on a period-end basis as well as on average. The period-end national CD balance was $1.78 billion, which was 8.3% less than at December 31, 2002. On average, the national CD balance was $1.94 billion for the first nine months of 2003, which was 7.9% higher than for the first nine months of 2002.

These CDs represent wholesale funding that the Corporation, by design, uses to help fund loan growth on as much of a variable-cost basis as possible. The decline in these CD balances was offset by the increase in short-term borrowings, which rose on a period-end basis as well as on average.

Short-term borrowings

At September 30, 2003, period-end short-term borrowings totaled $994.4 million, which was $259.7 million, or 35.4%, more than the $734.7 million recorded at December 31, 2002. For the first nine months of 2003, short-term borrowings, on average, were $973.2 million, which was $134.7 million, or 16.0%, more than the $838.5 million reported for the first nine months of 2002.

The use of short-term borrowings was increased to support growth in the loan portfolio.

Most of the increase occurred in federal funds purchased and securities sold under agreements to repurchase, which, at $928.3 million, were 40.9% higher on a period-end basis from December 31, 2002. These funds and securities represented approximately 94% of total period-end short term borrowings at September 30, 2003, and December 31, 2002.

On average, federal funds purchased and securities sold under agreements to repurchase totaled $960.0 million for the first nine months of 2003, and represented 98.7% of total short-term borrowings. This compares with $805.3 million for the first nine months of 2002, which represented 96.0% of total short-term borrowings.

Other liabilities

Long-term debt more than doubled, due primarily to the Corporation's issue in April of $250 million of 10-year subordinated notes. At September 30, 2003, long-term debt totaled $410.7 million, compared with $160.5 million at December 31, 2002. For the first nine months of 2003, long-term debt, on average, was $325.5 million, compared with $160.5 million for the first nine months of 2002.

Stockholders' equity

At September 30, 2003, stockholders' equity was $783.6 million, which was an increase of 5.7% from December 31, 2002. See the "Capital Resources" section of this report for an in-depth discussion.

Year-to-date, the Corporation has repurchased 27,179 of its shares, 9,812 of which were bought back during the third quarter. This brings the total purchased under the current 8-million-share program to 75,913.

INCOME STATEMENT

The Corporation's mix of businesses generates a diversified stream of net interest income and noninterest income.

Net interest income is income the Corporation earns on assets such as loans and investment securities, and is produced primarily by the Regional Banking business. Noninterest income is income the Corporation earns from fees it charges for services it provides.

The majority of noninterest income is generated by the advisory businesses, which include Wealth Advisory Services, Corporate Client Services, and contributions from the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management. In addition to advisory income, noninterest income includes service charges on deposit accounts, the amortization of other intangibles associated with acquisitions and investments in the two affiliate money managers, securities gains or losses, and other noninterest sources of income.

The main sources of income remained balanced and, on a percentage basis, relatively unchanged. For the 2003 third quarter, net interest income and noninterest income accounted for 48.5% and 51.5%, respectively, of total net interest and noninterest income. This compares with 50.1% and 49.9%, respectively, for the 2002 third quarter. For the first nine months of 2003, net interest income and noninterest income accounted for 49.9% and 50.1%, respectively, of total net interest and noninterest income. This compares with 49.4% and 50.6%, respectively, for the first nine months of 2002.

The following table shows the balance between the main sources of income.

                               THIRD        THIRD            FIRST
                              QUARTER      QUARTER        NINE MONTHS  FIRST NINE MONTHS
    SOURCE OF INCOME           2003          2002             2003                2002
    ----------------           ----          ----             ----                ----
Advisory business income        41.2%          40.1%          39.7%               40.8%
Total noninterest income        51.5%          49.9%          50.1%               50.6%
Net interest income
(after provision)               48.5%          50.1%          49.9%               49.4%

Comparing the third quarters of 2003 and 2002, the percentage of total noninterest income rose on the strength of Wealth Advisory Services income. Comparing the first nine months of 2003 and 2002, the percentage of total noninterest income declined, primarily due to lower income from the two affiliate money managers.

Net interest income

Net interest income is the difference between the interest income received on earning assets, such as loans and investments, and the interest expense paid on liabilities, such as deposits and short-term borrowings. Interest rate movements, and the relative levels of earning assets and interest-bearing liabilities held by the Corporation, are the primary factors that affect net interest income.

For the 2003 third quarter, interest income, interest expense, and net interest income all declined from the third quarter of 2002. For the first nine months of 2003 versus 2002, interest income and interest expense declined, but net interest income increased slightly.

For the 2003 third quarter, interest income totaled $90.5 million, which was $9.6 million, or 9.6%, lower than the $100.1 million reported for the 2002 third quarter. Interest and fee income on loans for the 2003 third quarter totaled $74.0 million, which was $10.5 million, or 12.4%, lower than the $84.5 million reported for the 2002 third quarter. Interest and dividend income on investment securities totaled $16.4 million for the 2003 third quarter, which was $0.9 million, or 5.8%, higher than the $15.5 million reported for the 2002 third quarter. Interest income on federal funds sold and securities purchased under agreements to resell for the third quarter and first nine months of 2003 was equal to the amounts reported for the corresponding year-ago period.

Interest expense also declined, but not by the same magnitude. Interest expense for the 2003 third quarter was $22.4 million, which was $6.9 million, or 23.5%, less than the $29.3 million reported for the 2002 third quarter. Interest expense on deposits fell $8.2 million, or 35.8%, to $14.7 million for the 2003 third quarter from $22.9 million for the 2002 third quarter. This decrease was offset by higher interest expense on short-term borrowings and long-term debt, which rose 8.1% and 37.0%, respectively, for the 2003 versus 2002 third quarters.

Net interest income for the 2003 third quarter was $68.1 million, which was $2.7 million, or 3.8%, less than the $70.8 million reported for the 2002 third quarter. After the provision for loan losses, net interest income was $62.4 million for the 2003 third quarter, which was $3.3 million, or 5.0%, lower than the $65.7 million reported for the 2002 third quarter.

For the first nine months of 2003, interest income totaled $278.1 million, which was $17.8 million, or 6.0%, less than the $295.9 million reported for the first nine months of 2002. Interest and dividends received on investments were $3.9 million higher, but interest and fees earned on loans were $21.7 million lower.

Interest expense for the first nine months of 2003 was $71.4 million, which was $17.9 million, or 20.0%, less than the $89.3 million reported for the comparable period in 2002. Interest paid on deposits was $16.9 million lower, and interest paid on short-term borrowings was $3.1 million lower. Interest expense on long-term debt was $2.1 million higher.

Net interest income for the first nine months of 2003 was $206.7 million, which was $100,000 more than the $206.6 million reported for the first nine months of 2002. After the provision for loan losses, net interest income for the first nine months of 2003 was equal to the amount reported for the corresponding year-ago period.

Net interest margin

To compute the net interest margin, the Corporation annualizes net interest income on a fully tax-equivalent (FTE) basis, and then divides that number by average total earning assets.

On an FTE basis, net interest income for the 2003 third quarter was $69.3 million, which was $2.7 million less than the $72.0 million reported for the 2002 third quarter.

For the first nine months of 2003, net interest income on an FTE basis was $210.3 million, which was slightly less than the $210.4 million reported for the first nine months of 2002.

Total earning assets for the 2003 third quarter, on average, were $7.96 billion, which was $850.0 million, or 12.0%, higher than the $7.11 billion for the 2002 third quarter. For the first nine months of 2003, total earning assets, on average, were $7.77 billion, which was $860.0 million, or 12.4%, more than the $6.91 billion reported for the first nine months of 2003.

The net interest margin for the 2003 third quarter was 3.45%. This was 57 basis points lower than the 4.02% reported for the 2002 third quarter.

For the first nine months of 2003, the net interest margin was 3.60%. This was 45 basis points lower than the 4.05% reported for the first nine months of 2002.

A combination of factors, caused chiefly by the low interest rate environment, balance sheet expansion, and the Corporation's asset sensitivity, contributed to the net interest margin compression. Growth in loan balances was offset by lower yields on new loan production as well as on a high volume of loans that were paid down or refinanced. Likewise, falling yields on investments offset the increase in the size of the investment portfolio. These declines in asset yields far outpaced the declines in funding costs.

Between the 2002 and 2003 third quarters, the average yield on total earning assets declined more than twice as much as the cost of funds used to support those assets. The average yield on total earning assets for the 2003 third quarter was 4.56%, which was 109 basis points lower than for the 2002 third quarter. In comparison, the average cost of funds used to support those assets for the comparable period was 1.11%, a decline of 52 basis points.

For the first nine months of 2003, the average yield on total earning assets was 4.82%, which was a decrease of 94 basis points from the 5.76% average yield on total earning assets for the first nine months of 2002. In comparison, the average cost of funds used to support those assets for the comparable period was 1.22%, which was a decrease of 49 basis points.

In the investment portfolio, average balances for the 2003 third quarter were higher by $534.0 million, or 40.1%, from the 2002 third quarter. The yield for the corresponding period fell 124 basis points, from 4.95% to 3.71%.

For the first nine months of 2003, average investment portfolio balances were higher by $432.8 million, or 33.9%, from the first nine months of 2002. The yield fell 98 basis points to 4.10% for the first nine months of 2003 from 5.08% for the first nine months of 2002.

The majority of the growth in the securities portfolio came from the proceeds of the Corporation's long-term debt issue, which were invested during the second quarter of 2003. Most of the proceeds were invested at a net average spread of 1.65%.

The Corporation's average prime lending rate was 4.00% for the 2003 third quarter, which was 75 basis points lower than for the 2002 third quarter. The 2003 third quarter was the first quarter to reflect fully the Federal Reserve's 25-basis-point reduction in interest rates at the end of June. For the first nine months of 2003, the average prime lending rate was 4.17%, which was 58 basis points lower than for the first nine months of 2003.

In the loan portfolio, average balances for the 2003 third quarter were 5.1% higher than for the 2002 third quarter, while the average yield for the corresponding period fell by 96 basis points, or 16.5%, from 5.81% to 4.85%. Loan balances, on average, for the first nine months of 2003 were 7.2% higher than for the first nine months of 2002, while the corresponding yields were 5.04% and 5.93%, respectively. This was a decline of 89 basis points.

While commercial loan balances accounted for the majority of total loan growth, the commercial portfolio also experienced the most severe declines in average yields. On average, commercial balances rose 10.8% from the third quarter of 2002 to the third quarter of 2003. At the same time, the yield on average commercial loan balances dropped 108 basis points. For the first nine months of 2003, commercial loan balances, on average, rose 13.0%, or $441.3 million, from the corresponding period in 2002, but the average yield on those balances fell 91 basis points. The largest yield decreases occurred in the commercial mortgage portfolio, where yields were 126 basis points and 103 basis points lower, respectively, than for the third quarter and first nine months of 2002.

The magnitude of the yield declines in the loan and investment portfolios exceeded the corresponding adjustments to core deposit pricing. The average rate paid on core interest-bearing deposits for the 2003 third quarter reached a new low of 0.89%, which was a decline of 57 basis points from the average rate of 1.46% paid for the 2002 third quarter. For the first nine months of 2003, the average rate paid on core interest-bearing deposits was 1.03%, which was 50 basis points lower than the 1.53% paid for the corresponding period in 2002.

Barring additional interest rate movements by the Federal Reserve, the Corporation estimates that the net interest margin will stabilize in the 2003 fourth quarter.

The following tables present comparative net interest income data and a rate/volume analysis of the changes in net interest income for the third quarters of 2003 and 2002 and for the first nine months of 2003 and 2002.

QUARTERLY ANALYSIS OF EARNINGS

                                                 2003 Third Quarter                  2002 Third Quarter
                                           ------------------------------     -------------------------------
(in millions; rates on                       Average    Income/   Average      Average    Income/     Average
 tax-equivalent basis)                       balance    Expense     Rate       balance    expense      rate
-------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell             $    35.6      $ 0.1      1.12%    $   16.4      $ 0.1        2.77%

     U.S. Treasury and government
          agencies                             517.1        4.1      3.22        591.9        6.2        4.27
     State and municipal                        16.2        0.3      8.99         17.2        0.3        8.97
     Preferred stock                           120.7        2.2      7.39         85.4        1.8        8.13
     Mortgage-backed securities                961.2        8.8      3.64        447.6        6.2        5.68
     Other                                     249.9        1.8      2.88        189.0        1.7        3.55
---------------------------------------------------------------               -------------------
            Total investment securities      1,865.1       17.2      3.71      1,331.1       16.2        4.95
                                           ------------------------------------------------------------------
     Commercial, financial, and
          agricultural                       2,202.2       23.5      4.18      2,055.7       27.3        5.20
     Real estate-construction                  624.9        7.0      4.37        448.7        6.0        5.23
     Mortgage-commercial                     1,039.4       13.5      5.08        986.1       16.0        6.34
---------------------------------------------------------------               -------------------
          Total commercial loans             3,866.5       44.0      4.45      3,490.5       49.3        5.53
                                           ------------------------------------------------------------------
     Mortgage-residential                      573.9        9.5      6.63        759.0       12.9        6.82
     Consumer                                1,031.3       17.1      6.58      1,027.8       18.7        7.20
     Secured with liquid collateral            583.6        3.8      2.52        483.0        4.1        3.35
---------------------------------------------------------------               -------------------
          Total retail loans                 2,188.8       30.4      5.51      2,269.8       35.7        6.25
                                           ------------------------------------------------------------------
               Total loans net of
                    unearned income          6,055.3       74.4      4.85      5,760.3       85.0        5.81
                                           ------------------------------------------------------------------
               Total earning assets        $ 7,956.0       91.7      4.56     $7,107.8      101.3        5.65
                                           ==================================================================

Funds supporting earning assets
     Savings                                 $   368.8     0.1   0.13        355.8       0.2   0.25
     Interest-bearing demand                   2,244.7     2.2   0.39      1,767.7       2.7   0.60
     Certificates under $100,000                 817.6     5.2   2.50        891.8       7.8   3.46
     Local CDs $100,000 and over                 128.4     0.5   1.60        178.8       1.1   2.36
     National CDs $100,000 and over            1,780.9     6.7   1.48      2,027.0      11.1   2.14
--------------------------------------------------------------            ------------------
               Total interest-bearing
                  deposits                     5,340.4    14.7   1.09      5,221.1      22.9   1.72
---------------------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase             1,115.2     4.0   1.39        705.3       3.6   2.04
     U.S. Treasury demand                         20.0      --   0.76         27.3       0.1   1.51
--------------------------------------------------------------            ------------------
               Total short-term borrowings     1,135.2     4.0   1.38        732.6       3.7   2.02
                                             ------------------------------------------------------
     Long-term debt                              405.4     3.7   3.63        160.5       2.7   6.61
--------------------------------------------------------------            ------------------
               Total interest-bearing
                  liabilities                  6,881.0    22.4   1.29      6,114.2      29.3   1.89
                                             ------------------------------------------------------
     Other noninterest funds                   1,075.0      --     --        993.6        --     --
--------------------------------------------------------------            ------------------
               Total funds used to support
                  earning assets             $ 7,956.0    22.4   1.11     $7,107.8      29.3   1.63
                                             ======================================================
Net interest income/yield                                 69.3   3.45                   72.0   4.02
     Tax-equivalent adjustment                            (1.2)                         (1.2)
                                                         -----                        ------
Net interest income                                      $68.1                        $ 70.8
                                                         =====                        ======

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                        Year-to-Date 2003                   Year-to-Date 2002
                                                 ------------------------------    -------------------------------
(in millions; rates on                             Average    Income/   Average      Average    Income/    Average
 tax-equivalent basis)                             balance    expense    Rate        balance    expense     rate
------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                   $   32.7     $  0.3      1.27%    $   16.3     $  0.3        2.72%

     U.S. Treasury and government
          agencies                                  502.5       12.5      3.40        582.8       18.7        4.36
     State and municipal                             16.5        1.1      8.99         17.4        1.2        8.96
     Preferred stock                                118.3        6.6      7.49         82.1        5.3        8.27
     Mortgage-backed securities                     832.0       26.4      4.27        426.4       18.3        5.89
     Other                                          239.5        5.5      2.99        167.3        4.6        3.55
--------------------------------------------------------------------               -------------------
               Total investment securities        1,708.8       52.1      4.10      1,276.0       48.1        5.08
                                                 -----------------------------------------------------------------
     Commercial, financial, and
          agricultural                            2,202.6       73.2      4.39      1,937.0       77.0        5.24
     Real estate-construction                       587.1       19.8      4.46        440.9       17.3        5.16
     Mortgage-commercial                          1,034.1       42.3      5.39      1,004.6       48.9        6.42
--------------------------------------------------------------------               -------------------
          Total commercial loans                  3,823.8      135.3      4.67      3,382.5      143.2        5.58
                                                 -----------------------------------------------------------------
     Mortgage-residential                           608.9       30.8      6.74        800.1       41.7        6.93
     Consumer                                     1,030.3       51.7      6.70      1,002.0       55.1        7.36
     Secured with liquid collateral                 560.9       11.5      2.71        437.0       11.4        3.45
--------------------------------------------------------------------               -------------------
          Total retail loans                      2,200.1       94.0      5.69      2,239.1      108.2        6.44
                                                 -----------------------------------------------------------------
               Total loans net of
                    unearned income               6,023.9      229.3      5.04      5,621.6      251.4        5.93
                                                 -----------------------------------------------------------------
               Total earning assets              $7,765.4      281.7      4.82     $6,913.9      299.8        5.76
                                                 =================================================================

Funds supporting earning assets
     Savings                                   $  365.2       0.5      0.17     $  356.4         0.7     0.25
     Interest-bearing demand                    2,145.5       7.0      0.44      1,709.1         7.8     0.61
     Certificates under $100,000                  847.7      17.7      2.79        891.1        23.8     3.58
     Local CDs $100,000 and over                  139.7       1.9      1.80        169.8         3.4     2.55
     National CDs $100,000 and over             1,941.2      23.2      1.58      1,799.0        31.5     2.34
-----------------------------------------------------------------               --------------------
               Total interest-bearing
                  deposits                      5,439.3      50.3      1.23      4,925.4        67.2     1.81
                                               --------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                961.0      11.0      1.51        805.2        13.8     2.26
     U.S. Treasury demand                          12.2       0.1      0.88         33.3         0.4     1.48
-----------------------------------------------------------------               --------------------
               Total short-term borrowings        973.2      11.1      1.50        838.5        14.2     2.22
                                               --------------------------------------------------------------
     Long-term debt                               325.5      10.0      4.10        160.5         7.9     6.60
-----------------------------------------------------------------               --------------------
               Total interest-bearing
                  liabilities                   6,738.0      71.4      1.41      5,924.4        89.3     2.00
                                               --------------------------------------------------------------
     Other noninterest funds                    1,027.4        --        --        989.5          --       --
-----------------------------------------------------------------               --------------------
               Total funds used to support
                  earning assets               $7,765.4      71.4      1.22     $6,913.9        89.3     1.71
                                               ==============================================================
Net interest income/yield                                   210.3      3.60                    210.5     4.05
     Tax-equivalent adjustment                               (3.6)                              (3.9)
                                                          -------                            -------
Net interest income                                       $ 206.7                            $ 206.6
                                                          =======                            =======

Average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                             ------------------------------------   -----------------------------------
                                             For the three months ended Sept. 30,   For the nine months ended Sept. 30,
                                             ------------------------------------   -----------------------------------
                                                           2003/2002                             2003/2002
                                                      Increase (Decrease)                   Increase (Decrease)
                                                       due to change in                       due to change in
                                             -----------------------------------    -----------------------------------
                                                1             2                        1            2
(in millions)                                 Volume        Rate           Total     Volume       Rate            Total
-----------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell               $   0.1       $ (0.1)        $   --    $   0.3      $  (0.3)        $   --
                                             --------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                   (0.7)        (1.4)          (2.1)      (2.6)        (3.6)          (6.2)
     State and municipal *                        --           --             --       (0.1)         0.1             --
     Preferred stock *                           0.6         (0.2)           0.4        2.0         (0.7)           1.3
     Asset-backed securities                     7.5         (4.9)           2.6       18.2        (10.1)           8.1
     Other *                                     0.5         (0.4)           0.1        1.9         (1.0)           0.9
-----------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                    7.9         (6.9)           1.0       19.4        (15.3)           4.1
                                             --------------------------------------------------------------------------
     Commercial, financial, and
          agricultural *                         1.9         (5.7)          (3.8)      10.4        (14.2)          (3.8)
     Real estate-construction                    2.3         (1.3)           1.0        5.6         (3.1)           2.5
     Mortgage-commercial *                       0.9         (3.4)          (2.5)       1.4         (8.0)          (6.6)
-----------------------------------------------------------------------------------------------------------------------
               Total commercial loans            5.1        (10.4)          (5.3)      17.4        (25.3)          (7.9)
                                             --------------------------------------------------------------------------
     Mortgage-residential                       (3.2)        (0.2)          (3.4)      (9.9)        (1.0)         (10.9)
     Consumer                                    0.1         (1.7)          (1.6)       1.6         (5.0)          (3.4)
     Secured with liquid collateral              0.8         (1.1)          (0.3)       3.2         (3.1)           0.1
-----------------------------------------------------------------------------------------------------------------------
               Total retail loans               (2.3)        (3.0)          (5.3)      (5.1)        (9.1)         (14.2)
                                             --------------------------------------------------------------------------
               Total loans net of
                   unearned income               2.8        (13.4)         (10.6)      12.3        (34.4)         (22.1)
-----------------------------------------------------------------------------------------------------------------------
               Total interest income         $  10.8       $(20.4)        $ (9.6)   $  32.0      $ (50.0)        $(18.0)
                                             --------------------------------------------------------------------------

Interest expense:
     Savings                                 $   0.0        $(0.1)        $ (0.1)           $   0.0      $  (0.2)        $ (0.2)
     Interest-bearing demand                     0.7         (1.2)          (0.5)               2.0         (2.8)          (0.8)
     Certificates under $100,000                (0.6)        (2.0)          (2.6)              (1.2)        (4.9)          (6.1)
     Local CDs $100,000 and over                (0.3)        (0.3)          (0.6)              (0.6)        (0.9)          (1.5)
     National CDs $100,000
          and over                              (1.3)        (3.1)          (4.4)               2.5        (10.9)          (8.4)
-------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                     (1.5)        (6.7)          (8.2)               2.7        (19.7)         (17.0)
                                             ----------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase               2.1         (1.7)           0.4                2.6         (5.4)          (2.8)
     U.S. Treasury demand                         --         (0.1)          (0.1)              (0.2)        (0.1)          (0.3)
-------------------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                    2.1         (1.8)           0.3                2.4         (5.5)          (3.1)
                                             ----------------------------------------------------------------------------------
     Long-term debt                              4.1         (3.1)           1.0                8.1         (6.0)           2.1
-------------------------------------------------------------------------------------------------------------------------------
               Total interest expense        $   4.7       $(11.6)         $(6.9)           $  13.2       $(31.2)        $(18.0)
                                             -----------------------------------------------------------------------------------
Changes in net interest income               $   6.1       $ (8.8)         $(2.7)           $  18.8       $(18.8)        $   --
                                             =======       ======        =======             =======     =======          ======

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

Noninterest income

For the 2003 third quarter, total noninterest income was $66.3 million, which was 1.2% higher than the $65.5 million reported for the year-ago third quarter. This increase was due primarily to higher Wealth Advisory Services income.

For the first nine months of 2003, total noninterest income was $190.5 million, which was $3.9 million, or 2.0%, less than for the first nine months of 2002. Lower income from the affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management, was the primary cause of this decline.

Income from the advisory businesses, which include Wealth Advisory Services, Corporate Client Services, and the affiliate money managers, for the 2003 third quarter was $53.1 million, before amortization expense. This was 1.0% higher than the $52.6 million reported for the 2002 third quarter.

For the first nine months of 2003, advisory income was $151.0 million, before amortization expense, which was $5.7 million, or 3.6%, less than for the first nine months of 2002. While Wealth Advisory Services income rose, this growth was more than offset by the decrease in affiliate money manager income.

Combined income from the two affiliate money managers was $1.2 million for the 2003 third quarter, which was $3 million, or 71.4%, less than the $4.2 million reported for the 2002 third quarter. For the first nine months of 2003, affiliate money manager income was $900,000, opposite $16.5 million for the first nine months of 2002. These declines represented approximately $0.03 per share for the third quarter and approximately $0.15 per share year to date.

Service charges on deposit accounts were $8.6 million for the third quarter of 2003 and $23.7 million for the first nine months of 2003, which was higher than for each of the corresponding year-ago periods. The increase was due to higher volumes of returned items and overdrafts.

Card fees were $2.1 million for the third quarter of 2003 and $7.1 million for the first nine months of 2003, which were 19% lower than the third quarter of 2002 and 9% lower year to date as the merchant credit card service business was sold in the fourth quarter of 2002.

Other noninterest income for the 2003 third quarter was $1.1 million, which was $100,000 higher than for the 2002 third quarter.

For the first nine months of 2003, other noninterest income was $3.6 million, which was $500,000 higher than for the first nine months of 2002. These increases were due primarily to an increase in loan prepayment fees associated with refinancings.

There were no securities gains or losses for the third quarters of 2003 or 2002, or for the first nine months of 2003 or 2002.

Wealth Advisory Services

Wealth Advisory Services income for the 2003 third quarter was $35.5 million, which was $4.3 million, or 13.8%, higher than for the 2002 third quarter. For the first nine months of 2003, Wealth Advisory Services income was $102.3 million, which was $8.1 million, or 8.6%, higher than for the first nine months of 2002. The growth reflected the strength of sales activity in all major components of the Wealth Advisory business, as well as the asset appreciation that resulted from equity market increases in the third quarter.

The impact of sales and asset appreciation also was evident in assets under management. At Wilmington Trust, assets under management were $23.6 billion at September 30, 2003, which was an increase of 12.4% from December 31, 2002, and 11.8% from September 30, 2002.

Approximately 30% of Wealth Advisory Services income is related to planning and administrative services. Approximately 70% of Wealth Advisory income is related to asset management services and tied to the market value of assets held in client portfolios. Of that amount, approximately 50% is tied to the equity markets. Fees for asset management services are priced either in advance at the beginning of each quarter, or monthly at the beginning of each month. Both pricing methods use valuations that are taken on the final day of the previous month.

To compare changes in Wealth Advisory Services income against the performance of equity markets, the Corporation averages market closes for the corresponding pricing period. Accordingly, the third quarter comparison averages the market closes at the ends of June, July, and August. The nine-month comparison averages the market closes at the ends of every month from December through August.

The following table, which compares changes in Wealth Advisory Services income with the three- and nine-month averages for key equity market indices, shows that the growth in Wealth Advisory income considerably outpaced the Standard & Poor's (S&P) 500 index for the third quarter of 2003 and for the first nine months of 2003. The Corporation regards the S&P 500 as the most relevant index for comparison, since its composition most closely reflects client holdings.

CHANGES IN WEALTH ADVISORY SERVICES          THIRD QUARTER     FIRST NINE MONTHS
INCOME VS. INDEX DECLINES, ON AVERAGE        2003 VS. 2002       2003 VS. 2002
--------------------------------------------------------------------------------
Wealth Advisory Services income                  13.8%                 8.6%
--------------------------------------------------------------------------------
Dow Jones Industrial Average (average)            3.7%               (10.6)%
--------------------------------------------------------------------------------
Standard & Poor's 500 (average)                   5.5%               (11.8)%
--------------------------------------------------------------------------------
NASDAQ Composite Index (average)                 25.9%                (5.8)%
--------------------------------------------------------------------------------

Much of the growth of Wealth Advisory revenue for the 2003 third quarter was due to increased asset management, asset allocation, trust administration, and financial planning activity. For the first nine months of 2003, the Wealth Advisory growth reflected sales of open-architecture investment consulting services, which have been immensely successful in attracting new business as well as additional assets from existing clients.

The open-architecture investing products are managed by Balentine & Company, which the Corporation regards as a source of core growth and investment counseling products, not a separate entity. Balentine is integrated fully in the Wealth Advisory Services business, and its assets under management, income, and expenses have been included in the Corporation's financial statements and disclosures since January 2002.

The Delaware division, which serves Wealth Advisory clients throughout the United States, continued to generate most of the Wealth Advisory sales growth. In the 2003 third quarter, as well as for the first nine months of 2003, sales growth was particularly strong in the Florida and Pennsylvania markets. By the end of the 2003 third quarter, sales in Florida and Pennsylvania had exceeded the full-year 2002 levels achieved in those markets.

The following table shows changes in the percentage of sales, as measured by annualized fees, that are generated in the Corporation's key wealth advisory markets. The percentages will not add up to 100, since other smaller sources of growth are not included here.

                                                     FIRST          FIRST
                THIRD QUARTER   THIRD QUARTER     NINE MONTHS    NINE MONTHS
   MARKET           2003            2002             2003           2002
--------------------------------------------------------------------------------
California           3%               7%                7%            7%
--------------------------------------------------------------------------------
Delaware            58%              53%                54%          59%
--------------------------------------------------------------------------------
Florida             12%               2%                 9%           5%
--------------------------------------------------------------------------------
New York            14%              29%                15%          18%
--------------------------------------------------------------------------------
Pennsylvania        12%               7%                14%           9%
--------------------------------------------------------------------------------

Corporate Client Services

Third quarter 2003 income from the Corporate Client Services business was $16.4 million, which was $800,000, or 4.7%, lower than for the 2002 third quarter. For the first nine months of 2003, Corporate Client Services income totaled $47.8 million, which was $1.8 million, or 3.9%, higher than the $46.0 million reported for the first nine months of 2002.

Income from the entity management and retirement services components of this business increased from the 2002 third quarter and first-ninth-month levels, while income from the capital markets component decreased for the same periods. The capital markets decrease was the cause of the third quarter decline in total Corporate Client Services income, and it slowed the pace of year-to-date growth.

The following table compares the changes in income of the three components of the Corporate Client Services business:

                                                               FIRST    FIRST
                                   THIRD    THIRD               NINE     NINE
                                  QUARTER  QUARTER      %      MONTHS   MONTHS     %
REVENUE (in millions)              2003      2002     CHANGE    2003     2002    CHANGE
----------------------------------------------------------------------------------------
Capital markets services           $ 8.8    $10.3      (20)%   $25.2    $26.8     (6.0)%
----------------------------------------------------------------------------------------
Entity management services         $ 5.2    $ 4.7     10.6%    $15.4    $12.7     21.3%
----------------------------------------------------------------------------------------
Retirement services                $ 2.4    $ 2.2      9.1%    $ 7.2    $ 6.5     10.8%
----------------------------------------------------------------------------------------
Total Corporate Client Services    $16.4    $17.2     (4.7)%   $47.8    $46.0      3.9%
----------------------------------------------------------------------------------------

The capital markets component is the largest component of the Corporate Client Services business. For the 2003 third quarter, capital markets income was $8.8 million, which was 20.0% lower than the $10.3 million reported for the 2002 third quarter. For the first nine months of 2003, capital markets income was $25.2 million, which was 6.0% lower than the $26.8 million reported for the first nine months of 2002.

Certain elements of the capital markets component are counter-cyclical, such as successor trustee and other services for distressed and bankrupt companies. As the economic recovery began to take hold in the third quarter, demand for distressed and bankrupt company-related services waned. Bankruptcy-related income was $900,000 lower in the 2003 third quarter than it was in the 2002 third quarter. At the same time, without evidence of a sustained recovery, demand remained slow for the structured finance services generally associated with more robust economies.

Income for the entity management component was $5.2 million for the 2003 third quarter, which was $500,000, or 10.6%, more than the $4.7 million reported for the 2002 third quarter. For the first nine months of 2003, entity management income was $15.4 million, which was $2.7 million, or 21.3%, more than for the first nine months of 2002. The increase was due to increased activity in the European markets and increased demand for cross-border transactions.

Income from the retirement services component was $2.4 million for the 2003 third quarter, which was 9.1% higher than the $2.2 million reported for the 2002 second quarter. For the first nine months of 2003, retirement services revenue was $7.2 million, which was 10.8% higher than the $6.5 million reported for the first nine months of 2002.

The Corporate Client Services business prices fees according to the complexity of the services provided, which include trustee and related administrative services for financing structures that clients create in preferred jurisdictions; administrative services that help clients establish and maintain legal residency requirements in preferred jurisdictions; and trustee services for retirement plans. Many of these services are performed on a multi-year contract basis, which generates an annuity-like stream of income and accounts for the majority of Corporate Client Services fees. Approximately 25% of Corporate Client Services fees are tied to asset valuations, and most of these fees are associated with the retirement plan assets for which the Corporation serves as trustee.

Cramer Rosenthal McGlynn

Income from affiliate money manager Cramer Rosenthal McGlynn (CRM) was $1.3 million for the 2003 third quarter. This was $500,000, or 27.8%, lower than the $1.8 million reported for the 2002 third quarter.

For the first nine months of 2003, CRM income was $3.2 million, which was $3.3 million, or 50.8%, lower than for the first nine months of 2002.

The quarter and year-to-date decreases in income were due to lower market valuations and lower incentive payments related to hedge funds.

At September 30, 2003, assets under management at CRM totaled $4.0 billion. This was a 14.3% increase from the $3.5 billion under management at December 31, 2002, and an 8.1% increase from the $3.7 billion under management at September 30, 2002.

The 2003 income reported for CRM reflects the Corporation's current 69.14% equity interest in the firm. At September 30, 2002, the Corporation held a 63.58% equity interest in CRM.

Roxbury Capital Management

For the 2003 third quarter, Roxbury Capital Management (RCM) recorded a loss of $100,000. This was significantly less than the $1.2 million loss recorded for the 2003 second quarter, and it was the smallest amount since the 2002 fourth quarter, when RCM began recording losses. For the third quarter of 2002, RCM reported income of $2.4 million.

For the first nine months of 2003, RCM recorded a loss of $2.3 million, versus income of $10.0 million for the first nine months of 2002.

At September 30, 2003, assets under management at RCM totaled $3.1 billion, which was 16.2% less than the $3.7 billion under management at December 31, 2002, and 20.5% lower than the $3.9 billion under management at September 30, 2002.

Over the past year, a combination of equity market downturns, market volatility, and lost business impacted RCM's results. The reduction in the loss for the third quarter reflected the steps that RCM has taken to return to profitability, which include the addition of a small-cap product, the elimination of noncritical support staff, and expense reduction initiatives. The Corporation anticipates that RCM will return to profitability by the end of 2003.

The RCM results recorded on the Corporation's income statement reflect the Corporation's current 41.04% interest in Roxbury's common shares and 30% preferred interest in Roxbury's gross revenue. At September 30, 2002, the Corporation's investment in Roxbury consisted of a 40.81% interest in common shares and a 30% preferred interest in gross revenue.

Assets under management

The following tables compare changes in assets under management at Wilmington Trust and its two affiliate money managers.

ASSETS UNDER MANAGEMENT
(in billions)                 SEPT. 30, 2003     DEC. 31, 2002    SEPT. 30, 2002
--------------------------------------------------------------------------------
Wilmington Trust                    $23.6              $21.0            $21.1
--------------------------------------------------------------------------------
Cramer Rosenthal McGlynn            $ 4.0              $ 3.5            $ 3.7
--------------------------------------------------------------------------------
Roxbury Capital Management          $ 3.1              $ 3.7            $ 3.9
--------------------------------------------------------------------------------
Total                               $30.7              $28.2            $28.7
--------------------------------------------------------------------------------

PERCENT CHANGE IN ASSETS UNDER MANAGEMENT         FROM              FROM
(at September 30, 2003)                       DEC. 31, 2002    SEPT. 30, 2002
-----------------------------------------------------------------------------
Wilmington Trust                                  12.4%             11.8%
-----------------------------------------------------------------------------
Cramer Rosenthal McGlynn                          14.3%              8.1%
-----------------------------------------------------------------------------
Roxbury Capital Management                       (16.2)%           (20.5)%
-----------------------------------------------------------------------------
Total                                              8.9%              7.0%
-----------------------------------------------------------------------------

The following table shows the mix of instruments in which managed assets are invested on behalf of clients. The mix reflects the primary considerations of Wealth Advisory clients, which include wealth preservation, tax protection, and income generation. At September 30, 2003, the mix was relatively unchanged from December 31, 2002, and September 30, 2002.

ASSET                     SEPT. 30, 2003     DEC. 31, 2002     SEPT. 30, 2002
-----------------------------------------------------------------------------
Equities                        52%               56%                54%
-----------------------------------------------------------------------------
Fixed income                    27%               26%                26%
-----------------------------------------------------------------------------
Cash and equivalents            11%               10%                12%
-----------------------------------------------------------------------------
Mutual funds                     6%                5%                 5%
-----------------------------------------------------------------------------
Misc. assets                     4%                3%                 3%
-----------------------------------------------------------------------------

Noninterest expense

Noninterest expense for the 2003 third quarter was $75.2 million. This was a decrease of $1.9 million, or 2.5%, from the 2002 third quarter.

For the first nine months of 2003, noninterest expense totaled $231.9 million. This was an increase of $3.7 million, or 1.6%, from the $228.2 million reported for the first nine months of 2002.

Continued expense management initiatives caused the third quarter decrease and minimized the year-to-date increase. Approximately $1.0 million of the year-to-date increase reflected expenses in the first quarter of 2003 that were associated with SPV Management.

The Corporation acquired SPV Management, which provides European capabilities for the Corporate Client Services business, in April 2002. The consolidation of SPV's income and expenses in the Corporation's financial statements began in the 2002 second quarter.

Salary and wage expense for the 2003 third quarter was $31.5 million, which was $1.2 million, or 4.0%, higher than the $30.3 million reported for the 2002 third quarter. The increase was due primarily to merit increases.

For the first nine months of 2003, salary and wage expense totaled $92.5 million, which was $3.3 million, or 3.7%, higher than the $89.2 million reported for the first nine months of 2002. Approximately 10.9% of the year-to-date increase was related to SPV salary expense.

At September 30, 2003, full-time equivalent headcount was 2,302, which was 59 fewer than the 2,361 recorded at December 31, 2002, and 49 fewer than the 2,351 recorded at September 30, 2002.

The largest decrease in expenses continued to occur in the incentive and bonus line, which reflected the elimination of the Corporation's company-wide profit sharing plan. For the 2003 third quarter, incentive and bonus expense was $5.4 million, which was $2 million, or 27.0%, lower than the $7.4 million reported for the 2002 third quarter. For the first nine months of 2003, incentive and bonus expense was $19.2 million, which was $4.5 million, or 19.0%, lower than for the first nine months of 2002.

Employee benefit expense continued to reflect higher health insurance and pension costs. For the 2003 third quarter, employee benefit expense was $8.8 million, which was $1.0 million, or 12.8%, more than for the 2002 third quarter. For the first nine months of 2003, employee benefit expense totaled $27.3 million, which was $3.2 million, or 13.3%, more than for the first nine months of 2002.

Net occupancy expense for the 2003 third quarter decreased 9.4%, or $500,000, to $4.8 million from $5.3 million in the 2002 third quarter. For the first nine months of 2003, net occupancy expense, at $15.2 million, was 2.7%, or $400,000, higher than the $14.8 million for the first nine months of 2002.

Expenses associated with furniture, equipment, and supplies declined due to lower depreciation costs, fewer annual maintenance contract renewals, and the deferral of certain projects in line with expense management initiatives. For the 2003 third quarter, furniture, equipment, and supplies expense was $6.6 million, which was $1.6 million, or 19.5%, lower than the $8.2 million reported for the 2002 third quarter. For the first nine months of 2003, furniture, equipment, and supplies expense totaled $21.1 million, which was a decrease of 13.2%, or $3.2 million, from the $24.3 million reported for the first nine months of 2002.

Expense management initiatives lowered advertising and contributions expense. For the third quarter of 2003, advertising and contribution expense was $1.4 million, which was $700,000, or 33.3%, lower than for the 2002 third quarter. For the first nine months of 2003, advertising and contributions expense totaled $6.1 million, which was $600,000, or 9.0%, lower than for the first nine months of 2002.

Servicing and consulting costs were 25.0% higher in the third quarter and 36.4% higher for the first nine months of 2003 than for the corresponding 2002 periods, due primarily to an increase in payments to third-party investment advisors used in the open-architecture investment service.

Expense management initiatives were responsible for the decreases in travel and entertainment expense. At $1.8 million, travel and entertainment expense for the 2003 third quarter was 10% less than for the 2002 third quarter. For the first nine months of 2003, travel and entertainment expense was $5.1 million, which was 7.3% less than for the first nine months of 2002.

Originating and processing expense was slightly higher for the third quarter and first nine months of 2003, compared with the corresponding year-ago periods. The increases were due primarily to higher costs associated with the outsourcing of lockbox services.

Other noninterest expense was $8.8 million for the 2003 third quarter, which was $0.3 million less than for the year-ago third quarter. For the first nine months of 2003, other noninterest expense was $1.8 million higher than for the corresponding year-ago period, due primarily to higher legal and auditing costs.

Income taxes

Income tax expense for the 2003 third quarter was $18.8 million, which was $600,000, or 3.1%, less than for the 2002 third quarter. Pre-tax income for the same period declined 1.1%, or $600,000. The Corporation's effective tax rate for the 2003 third quarter was 35.1%, compared with 35.9% for the 2002 third quarter. This was due to the decline in pre-tax income and lower revenue from the affiliate money managers, which reduced California and New York taxes.

For the first nine months of 2003, income tax expense totaled $51.5 million. This was $3.6 million, or 6.5%, less than the $55.1 million reported for the first nine months of 2002. Pre-tax income for the same period declined 4.9%, or $7.6 million. The Corporation's effective tax rate for the first nine months of 2003 was 34.6%, compared with 35.3% for the first nine months of 2002. This was also due to the decline in pre-tax income and lower revenue from the affiliate money managers, which reduced California and New York taxes.

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

For the third quarter of 2003, the proportion of funding provided by core deposits - demand deposits, interest-bearing demand deposits, and certificates of deposit - was 55.7%, compared with 56.0% for the third quarter of 2002.

The Corporation is a guarantor for 69.14%, which represents its ownership interest, of two obligations of affiliate money manager Cramer Rosenthal McGlynn. The guaranty is for two lines of credit, at LIBOR plus 2%, which total $8 million and expire on December 8, 2003. At September 30, 2003, the balance of these two lines was $2.5 million.

Management continuously monitors the Corporation's existing and projected liquidity requirements, and believes that its standing in the national markets will enable it to obtain additional funding if the need arises. Wilmington Trust Company is a member of the Federal Home Loan Bank of Pittsburgh, and has $1 billion in available borrowing capacity secured by collateral.

ASSET QUALITY AND LOAN LOSS PROVISION

For the third quarter as well as for the first nine months of 2003, credit quality remained stable, and the composition of the loan portfolio remained well diversified and relatively unchanged. The Corporation's internal analysis of credits showed that more than 95% of the loans were rated pass, as has been the case since 2000.

Net charge-offs dropped, and loans past due 90 days or more declined from December 31, 2002. The percentage of loans with an internal risk rating of pass was higher than at December 31, 2002. The provision for loan losses, the reserve for loan losses, and the loan loss reserve ratio increased, which reflected the growth in loan balances, the net charge-off ratio, and the results of the internal risk rating analysis.

The Corporation believes that the most meaningful measure of asset quality is the ratio of net charge-offs to loan balances, on average. For the third quarter of 2003, the net charge-off ratio was 3 basis points. This was 6 basis points lower than the 9-basis-point ratio reported for the 2002 third quarter. The dollar amount of net charge-offs totaled $2.0 million for the 2003 third quarter, which was $3.0 million, or 60.0%, lower than the $5.0 million reported for the 2002 third quarter.

Period-end loans past due 90 days or more at September 30, 2003, totaled $7.3 million. This was $5.2 million, or 41.6%, lower than at year-end 2002, and $15.0 million, or 67.3%, lower than at September 30, 2002. The ratio of period-end loans past due 90 days to total loans at September 30, 2003, was 12 basis points, which was 9 basis points lower than at the 2002 year-end, and 26 basis points lower than at September 30, 2002.

The provision for loan losses for the 2003 third quarter was $5.7 million. This was $600,000, or 11.8%, more than for the 2002 third quarter. For the first nine months of 2003, the provision totaled $16.6 million. This was $100,000, or 0.6%, more than the provision for the first nine months of 2002.

At September 30, 2003, the period-end reserve for loan losses was $91.2 million, or 1.50% of loans outstanding. The reserve was $6.0 million, or 7%, higher than the December 31, 2002, reserve of $85.2 million, and the reserve ratio was 9 basis points higher than the December 31, 2002, ratio of 1.41%. Compared with September 30, 2002, the reserve was $4.4 million, or 5.1%, higher, and the reserve ratio was 2 basis points higher.

Nonaccruing loans at September 30, 2003, totaled $50.2 million. This was $7.8 million, or 18.4%, higher than the $42.4 million recorded at December 31, 2002, and $5.8 million, or 13.1%, higher than the $44.4 million recorded at September 30, 2002. These increases reflect a commercial loan that was moved to nonaccruing status at the end of the 2003 first quarter. This loan also accounted for the majority of the increase in loans rated "doubtful" in the internal risk rating analysis.

This loan is associated with a Delaware-based specialty restaurant and entertainment business client, who made a payment on this loan of approximately $10 million during the third quarter. This resulted in a significant decrease in the period-end balance of nonaccruing loans from March 31, 2003, and June 30, 2003.

Other real estate owned (OREO) at September 30, 2003, totaled $1.6 million. This was a decrease of $1.5 million from December 31, 2002, and an increase of $1.3 million from September 30, 2002. The increase from the year-ago period end reflected, in part, a residential construction project at a beach resort in Maryland that was classified as OREO in December 2002. The decrease in OREO that occurred over the first nine months of 2003 reflected the successful work out of this project.

The ratio of period-end nonperforming assets to loans at September 30, 2003, was 0.85%. This was 9 basis points higher than the 0.76% that was recorded at December 31, 2002, as well as at September 30, 2002.

As a result of the nonaccruing loan payment and the OREO project work out, the nonperforming asset ratio fell steadily over the first nine months of 2003. The September 30, 2003, nonperforming asset ratio was 29 basis points lower than at March 31, 2003, and 20 basis points lower than at June 30, 2003.

The following table provides a nine- and 12-month comparison of the risk elements in the Corporation's loan portfolio.

NONPERFORMING ASSETS
(in millions)                    SEPT. 30, 2003  DEC. 31, 2002   SEPT. 30, 2002
-------------------------------------------------------------------------------
Nonaccruing loans                     50.2           $42.4           $44.4
-------------------------------------------------------------------------------
Past due 90 days or more             $ 7.3           $12.5           $22.3
-------------------------------------------------------------------------------
Total                                $57.5           $54.9           $66.7
-------------------------------------------------------------------------------
Percentage of period-end loans        0.94%           0.91%           1.14%
-------------------------------------------------------------------------------
Other real estate owned              $ 1.6           $ 3.1           $ 0.3
-------------------------------------------------------------------------------

The following table shows changes in the composition of the loan portfolio.

LOAN PORTFOLIO COMPOSITION         SEPT. 30, 2003  DEC. 31, 2002  SEPT. 30, 2002
--------------------------------------------------------------------------------
Commercial/financial/agricultural       36%             35%            36%
--------------------------------------------------------------------------------
Commercial real estate construction     11%             10%             8%
--------------------------------------------------------------------------------
Commercial mortgage                     17%             18%            17%
--------------------------------------------------------------------------------
Residential mortgage                     9%             11%            13%
--------------------------------------------------------------------------------
Consumer                                27%             26%            26%
--------------------------------------------------------------------------------

The following table shows changes in the internal risk rating analysis.

CATEGORY             SEPT. 30, 2003        DEC. 31, 2002        SEPT. 30, 2002
-------------------------------------------------------------------------------
Pass                        95.81%              95.65%              95.62%
-------------------------------------------------------------------------------
Watchlisted                  2.53%               2.57%               2.29%
-------------------------------------------------------------------------------
Substandard                  1.25%               1.53%               1.83%
-------------------------------------------------------------------------------
Doubtful                     0.41%               0.25%               0.26%
-------------------------------------------------------------------------------

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

Of the loans past due 90 days or more at September 30, 2003, approximately 59% were in the commercial portfolio; 24% were in the residential mortgage portfolio; and 17% were in the consumer portfolio. The corresponding ratios at December 31, 2002, were 64%, 22%, and 14%, respectively. At September 30, 2002, the corresponding ratios were 83%, 12%, and 5%, respectively.

As a result of scrutinizing the portfolio, management identifies loans about which serious doubt exists as to whether the borrowers will be able to continue to repay their loans on a timely basis. At September 30, 2003, management identified approximately $26.6 million of such loans. Currently these loans either are performing in accordance with their terms, or are less than 90 days past due. This compares with the $36.2 million of loans about which management had similar doubt at December 31, 2002, and $42.1 million at September 30, 2002.

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

At September 30, 2003, approximately $6.1 million, or 7.0%, of the reserve for loan losses was unallocated. This was the same amount and percentage as for December 31, 2002, and September 30, 2002.

CAPITAL RESOURCES

For the first nine months of 2003, the Corporation's capital continued to increase and its capital ratios continued to exceed the Federal Reserve Board's minimum guidelines.

Although capital rose, the annualized capital generation rate declined. The annualized capital generation rate for the first nine months of 2003 was 5.95%, which was 41.1% lower than the annualized rate of 10.11% for the first nine months of 2002. This decline occurred primarily because net income was lower and cash dividend payments were higher.

Net income for the first nine months of 2003 was $96.4 million, which was 4.4% less than the $100.9 million in net income for the first nine months of 2002. At the same time, cash dividend payments for the first nine months of 2003 were $52.3 million, which was 6.3% higher than the $49.2 million in cash dividend payments for the first nine months of 2002.

Between December 31, 2002, and September 30, 2003, capital rose by $53.4 million. The additions to capital consisted of:

- $44.1 million, which reflected earnings of $96.4 million net of $52.3 million in cash dividends;

-    $9.1 million from the issue of common stock under employment benefit plans;
     and

-    $200,000 in foreign currency exchange adjustments.

These additions were offset by reductions of $11.1 million, which consisted of:

-    $10.2 million in unrealized losses on securities, net of income taxes;

-    $800,000 for the repurchase of shares; and

- a $100,000 reclassification adjustment for derivative gains included in net income, net of income taxes.

As a result, stockholders' equity at September 30, 2003, was $783.6 million. This was an increase of $42.3 million, or 5.7%, from the December 31, 2002, amount of $741.3 million, and $44.3 million, or 6.0%, higher than the September 30, 2002, amount of $739.3 million.

The Corporation repurchased 9,812 of its shares during the 2003 third quarter at a total cost of $312,669 and an average cost per share of $31.87. This brought the total number of shares repurchased during the first nine months of 2003 to 27,179. These buybacks increased the total number of shares repurchased under the current 8-million-share program, which was authorized in April 2002, to 75,913, at a cost of $2.2 million.

The Corporation's capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, which are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. The following table compares the Corporation's capital levels with the guidelines, and shows the changes in the ratios for the nine-month period ended September 30, 2003, and the year ended December 31, 2002.

                                                         ADEQUATELY     WELL-
                      WILMINGTON TRUST WILMINGTON TRUST CAPITALIZED CAPITALIZED
CAPITAL RATIO          SEPT. 30, 2003    DEC. 31, 2002    MINIMUM     MINIMUM
-------------------------------------------------------------------------------
Total risk-based capital     12.15%          10.15%          8%         10%
-------------------------------------------------------------------------------
Tier 1 risk-based capital     7.27%           7.03%          4%          6%
-------------------------------------------------------------------------------
Tier 1 leverage capital       6.19%           6.08%          4%          5%
-------------------------------------------------------------------------------

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

SFAS No. 148: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect. See "Stock-based employee compensation" under "Critical Accounting Policies and Estimates."

SFAS No. 149: In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. The Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. The Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity.

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

FIN No. 45: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB Nos. 5, 57, and 107, and rescinds FASB Interpretation No. 34. The Interpretation elaborates on the disclosures a guarantor is required to make in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The application of this Interpretation did not have a material effect on the Corporation's consolidated earnings, financial condition, or equity.

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

Critical Accounting Policies and Estimates

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Management evaluates those estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

A portion of the reserve is not specifically allocated to the individual components of the portfolio, and represents probable or inherent losses that could be caused by certain business conditions not accounted for otherwise. Typically, business conditions, including current economic and market conditions, portfolio complexity, payment performance, loan portfolio risk rating migration, the level of serious doubt loans, litigation impact, and bankruptcy trends, are the core of the unallocated reserve position. The determination of the reserve is inherently subjective, and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the reserve will not be necessary if the quality of loans deteriorates as a result of the factors discussed above.

Management believes that it uses the best information available to make determinations about the reserve and that it has established its existing reserve for loan losses in accordance with generally accepted accounting principles. If circumstances differ substantially from the assumptions used in making the determinations, future adjustments to the reserve may be necessary and results of the Corporation's operations could be affected.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's banking affiliates' reserve for losses on loans. These agencies may require the Corporation to recognize additions to the reserve based on their judgments about information available to them at the time of their examination.

Stock-based employee compensation

The Corporation accounts for its stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of APB Opinion No. 25, rather than the "fair value" approach prescribed in SFAS No. 123. The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since the Corporation's stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded upon grant. Each year since the inception of SFAS No. 123, the Corporation has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had the Corporation elected the "fair value" approach under SFAS No. 123. Future earnings would be impacted if any change in generally accepted accounting principles were to limit the continued use of the "intrinsic value" approach. Such changes are reported to be under consideration by the financial accounting standard setters.

Impairment of goodwill

Through a series of acquisitions, the Corporation has accumulated goodwill with a net carrying value of $242.8 million at September 30, 2003. Through 2001, this goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warranted a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced by a reduction in net income.

The 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," eliminated the requirement to amortize goodwill, and substituted impairment testing. The purpose of impairment testing is to ensure that an amount presented in the financial statements for goodwill does not exceed its actual fair value. A methodology that is consistent with how the acquired entity or business was originally valued is to be utilized in testing for impairment on an annual basis. If this testing indicates that the fair value of the asset is less than its book value, an impairment expense must be recorded. There may be more volatility in reported income than under the previous standard, because impairment losses are likely to occur irregularly and in varying amounts. A major portion of the goodwill on the Corporation's books is related to certain of its affiliate asset manager acquisitions. A decline in the fair value of the investment in either of these firms could result in an impairment expense.

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

Because of 2003's low interest rate levels, as of September 30, 2003, the declining rate scenario in the simulation model gradually moved down only 100 basis points, until the federal funds rate equaled zero. This ensured that negative rates were not created within the model. The rising rate scenario remained able to accommodate a 250-basis-point upside move.

As of September 30, 2003, the simulation projected that a gradual
250-basis-point increase in market interest rates would cause net interest income to rise 7.25% over a one-year period. At December 31, 2002, the scenario predicted an 8.53% increase.

If interest rates were to experience a gradual decline of 100 basis points, the model at September 30, 2003, projected that net interest income would decrease 3.90% over a one-year period. At December 31, 2002, the model employed a 125-basis-point-decline scenario and projected that net interest income would decrease approximately 7%.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
 Number                            Exhibit
-------  -----------------------------------------------------------------------
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

The Corporation filed a current report on Form 8-K on July 18, 2003, under Item 12 reporting its financial condition and results of operations for the second quarter of 2003.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003      /s/ Ted T. Cecala
                             __________________________________________________
                             Name:  Ted T. Cecala
                             Title: Chairman of the Board and Chief Executive
                                    Officer
                                    (Authorized Officer)

                             /s/ David R. Gibson
                             ___________________________________________________
                             Name:  David R. Gibson
                             Title: Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)