Form 10-K
period 2003-12-31
WILMINGTON TRUST CORP
filed 2004-03-15
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                  (302)651-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 30, 2003, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $1,910,480,607.

         Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                                Outstanding at January 31, 2004
--------------------------                     -------------------------------
Common Stock, $1 Par Value                               66,171,175

Documents Incorporated                         Part of Form 10-K in which
by Reference                                   Incorporated
--------------------------                     -------------------------------

(1)    Portions of Proxy Statement for 2004        Part III
       Annual Shareholders' Meeting
       of Wilmington Trust Corporation

(2)    Portions of  Annual Report to               Parts I, II, and IV
       Shareholders for fiscal year ended
       December 31, 2003

*For purposes of this calculation, Wilmington Trust's subsidiaries and its directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS

PART I

Item 1       Business..........................................................       1

Item 2       Properties........................................................      24

Item 3       Legal Proceedings.................................................      25

Item 4       Submission of Matters to a Vote of Security Holders...............      25

PART II

Item 5       Market for Registrant's Common Stock and Related Stockholder
             Matters...........................................................      25

Item 6       Selected Financial Data...........................................      27

Item 7       Management's Discussion and Analysis of Financial Condition and
             Results of Operation..............................................      28

Item 7A      Qualitative and Quantitative Disclosure About Market Risk.........      28

Item 8       Financial Statements and Supplementary Data.......................      28

Item 9       Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................      29

PART III

Item 10      Directors and Executive Officers of the Registrant................      29

Item 11      Executive Compensation............................................      29

Item 12      Security Ownership of Certain Beneficial Owners and Management....      29

Item 13      Certain Relationships and Related Transactions....................      29

Item 14      Controls and Procedures...........................................      30

Item 15      Principal Accountant Fees and Services............................      30

PART IV

Item 16      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..      30

                                     PART I

ITEM 1 - BUSINESS

         General

         Wilmington Trust Corporation, a Delaware corporation and a financial holding company under the Bank Holding Company Act ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 43 branch offices at December 31, 2003. Wilmington Trust also owns two other depository institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with four branches ("WTPA"), and Wilmington Trust FSB, a Federally-chartered savings bank with one branch in Maryland, one branch and three sales offices in Florida and trust agency offices in California, Georgia, Nevada, and New York ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser ("RSMC"), WT Investments, Inc., an investment holding company with interests in six asset management firms ("WTI"), Balentine Holdings, Inc., an investment holding company with interests in three asset management firms ("BHI"), and Wilmington Trust (UK) Limited, an investment holding company with interests in six international firms providing entity management services ("WTUK").

         Wilmington Trust's principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is
(302) 651-1000. Its principal role is to supervise and coordinate the Banks', RSMC's, WTI's, BHI's and WTUK's activities and provide them with capital and services. Virtually all of Wilmington Trust's income historically has been from dividends from WTC. Wilmington Trust's current staff principally consists of its management, who are executive officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC's support staff.

         As of December 31, 2003, Wilmington Trust had total assets of $8.8 billion and total shareholders' equity of $800.8 million. On that date, 66,063,332 shares of Wilmington Trust's common stock were issued and outstanding, which were held by 8,666 shareholders of record. Wilmington Trust's total loans outstanding were approximately $6.2 billion on that date.

         Wilmington Trust's businesses comprise Wealth Advisory Services, Corporate Client Services, and Regional Banking Services. The Wealth Advisory business serves clients throughout the United States and in many foreign countries. The Corporate Client Services business provides specialty trust services for national and multinational institutions. The Regional Banking business targets commercial and consumer clients throughout the Delaware Valley region.

         Wealth Advisory Services Activities

         The Banks' Wealth Advisory activities encompass a variety of sophisticated financial planning, investment management, fiduciary, and custom lending services for individuals and families. These services include estate, retirement, tax, philanthropic, business succession, and executive benefits planning. The Banks also offer trust creation and administration, estate settlement, and private banking services. The Banks receive fees for providing these services.

         The Banks specialize in trusts that offer the legal and tax advantages available in Delaware and other favorable jurisdictions. WTC is one of the largest personal trust institutions in the United States.

         Wilmington Trust's investment management capabilities utilize proprietary and nonproprietary products to offer a full spectrum of asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities, real estate investment trusts, and alternative investments such as private equity and hedge funds.

         Investment management services are provided to institutional as well as individual clients, including endowment and foundation funds, tax-qualified defined benefit and defined contribution plans, and taxable and tax-exempt cash portfolios.

         Corporate Client Services Activities

         Wilmington Trust's Corporate Client Services business provides a variety of trustee, fiduciary, and administrative services in jurisdictions in the United States, the Caribbean, and Europe with advantageous legal, tax, and creditor protections. The business is focused on three areas: 1) services for clients who utilize trusts in capital markets financing structures; 2) services for clients who seek to establish and maintain legal residency requirements for special purpose/variable interest entities; and 3) services for clients who use an independent trustee to hold retirement plan assets.

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

         To establish and maintain legal residency requirements for special purpose/variable interest entities, Wilmington Trust provides administrative services that demonstrate "nexus," or substance. These services typically include providing a physical location and independent directors for the entity, accounting, and other administrative tasks.

         As trustee for retirement plan assets, Wilmington Trust provides administrative and custodial services for pension, 401(k), and other retirement plans for clients who elect to use different providers for the investment management, record keeping, and trustee services.

         Lending Activities

         The Banks historically have concentrated the lending, deposit-taking, and other banking activities described below in Delaware, Florida, Maryland, New York, and Pennsylvania. Retail and commercial banking activities are conducted primarily in Delaware, Maryland, and Pennsylvania. Banking activities conducted in other states relate primarily to the Banks' wealth advisory business.

         The Banks' commercial lending activities are targeted to owners of privately held businesses with annual sales between $5 million and $250 million. The Banks seek to work with business owners who need wealth advisory as well as lending services.

         Most of the Banks' commercial lending is concentrated in Delaware, southeastern Pennsylvania, and Maryland's Eastern Shore. The Banks generally do not pursue syndicated lending opportunities.

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

         Other Activities

         Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2003, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.9 billion, or 21.6% of their total assets. The Banks' investment securities are used to meet Federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

         Financial information about Wilmington Trust's reporting segments is contained in Note 18 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 2003.

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

                  - Special Services Delaware, Inc., which provides services for special purpose entities;

                  - Wilmington Trust SP Services, Inc. and Wilmington Trust SP Services (Delaware), Inc., which provide services for special purpose entities using Delaware's favorable tax and legal environment;

                  - Wilmington Trust SP Services (Nevada), Inc., which provides services for special purpose entities using Nevada's favorable tax and legal environment;

                  - Wilmington Trust SP Services (New York), Inc., a sales production company for corporate trust customers;

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

                  -        Wilmington Trust (Cayman), Ltd., a trust company; and

                  - Wilmington Trust (Channel Islands), Ltd., a trust company.

         Affiliates

         Through its subsidiaries, Wilmington Trust also has interests in the following asset management firms whose results of operations are not consolidated with Wilmington Trust for financial reporting purposes:

                  - A 69.14% interest in Cramer Rosenthal McGlynn, LLC, an investment advisory firm specializing in equity investments in small- to middle-capitalization stocks;

                  - A 30% preferred profits interest and a 41.23% common membership interest in Roxbury Capital Management, LLC, an investment management firm specializing in large capitalization stocks for institutional and individual clients; and

                  - A 31.25% interest in Canada Partners Holdings, LLC, a Baltimore-based private equity firm.


         Staff Members

         On December 31, 2003, Wilmington Trust and its subsidiaries had 2,307 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

         Risk Factors

                  - Principal Interest Rate and Credit Risks Associated with Consumer and Commercial Lending.

         A certain degree of credit risk is inherent in the Banks' various lending activities. The Banks offer fixed and adjustable interest rates on loans, with terms of up to 30 years. Although the majority of residential mortgage loans the Banks originate are fixed-rate, adjustable rate mortgage ("ARM") loans increase the responsiveness of the Banks' loan portfolios to changes in market interest rates. However, ARM loans generally carry lower initial interest rates than fixed-rate loans. Accordingly, they may be less profitable than fixed-rate loans during the initial interest rate period. In addition, since they are more responsive to changes in market interest rates than fixed-rate loans, ARM loans can increase the possibility of delinquencies in periods of high interest rates.

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

                  -        Certain Anti-Takeover Provisions.

         Certain provisions of Wilmington Trust's certificate of incorporation, bylaws, and Delaware's General Corporation Law could discourage potential acquisition proposals or delay or prevent a change in control of Wilmington Trust. Those provisions include a classified Board of Directors, special provisions for notice to Wilmington Trust for shareholders to make nominations for director and Wilmington Trust's authorization to issue up to 1 million shares of preferred stock and 150 million shares of common stock. These authorized but unissued shares provide Wilmington Trust desirable flexibility for possible acquisitions and other corporate purposes, but could also delay or hinder an unsolicited acquisition of Wilmington Trust.

                                                                     2003/2002                             2002/2001
                                                                Increase (Decrease)                   Increase (Decrease)
                                                                 due to change in                       due to change in
                                                       --------------------------------------------------------------------------
(in millions)                                          Volume(1)     Rate(2)        Total      Volume(1)    Rate(2)       Total
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
        Time deposits in other banks                   $      --    $      --    $      --    $      --    $      --    $      --
        Federal funds sold and securities
              purchased under agreements to resell            --         (0.2)        (0.2)          --         (0.4)        (0.4)
                                                       --------------------------------------------------------------------------
                Total short-term investments                  --         (0.2)        (0.2)          --         (0.4)        (0.4)
                                                       --------------------------------------------------------------------------
        U.S. Treasury and government agencies               (3.6)        (4.5)        (8.1)          --         (7.3)        (7.3)
        State and municipal *                               (0.1)          --         (0.1)        (0.2)        (1.2)        (1.4)
        Preferred stock *                                    2.3         (0.9)         1.4         (0.2)        (0.1)        (0.3)
        Mortgage-backed securities                          25.4        (13.0)        12.4         (4.7)        (1.4)        (6.1)
        Other *                                              2.4         (1.6)         0.8          1.5         (4.0)        (2.5)
                                                       --------------------------------------------------------------------------
                Total investment securities                 26.4        (20.0)         6.4         (3.6)       (14.0)       (17.6)
                                                       --------------------------------------------------------------------------
        Commercial, financial, and agricultural *           10.6        (17.8)        (7.2)        26.5        (39.6)       (13.1)
        Real estate-construction                             8.4         (3.7)         4.7          3.1        (10.2)        (7.1)
        Mortgage - commercial *                              2.9        (10.8)        (7.9)        (0.6)       (16.4)       (17.0)
                                                       --------------------------------------------------------------------------
                Total commercial loans                      21.9        (32.3)       (10.4)        29.0        (66.2)       (37.2)
                                                       --------------------------------------------------------------------------
        Mortgage - residential                             (13.3)        (1.4)       (14.7)        (9.2)        (1.5)       (10.7)
        Installment loans to individuals                     2.1         (7.4)        (5.3)         4.6        (13.5)        (8.9)
        Loans secured by liquid collateral                   4.0         (4.1)        (0.1)         7.1         (9.8)        (2.7)
                                                       --------------------------------------------------------------------------
                Total retail loans                          (7.2)       (12.9)       (20.1)         2.5        (24.8)       (22.3)
                                                       --------------------------------------------------------------------------
                Total loans net of unearned income          14.7        (45.2)       (30.5)        31.5        (91.0)       (59.5)
                                                       --------------------------------------------------------------------------
                Total interest income                  $    41.1    $   (65.4)   $   (24.3)   $    27.9    $  (105.4)   $   (77.5)
                                                       ==========================================================================

Interest expense:
        Savings                                        $      --    $    (0.3)   $    (0.3)   $     0.1    $    (1.9)   $    (1.8)
        Interest-bearing demand                              2.6         (3.5)        (0.9)         6.2        (14.4)        (8.2)
        Certificates under $100,000                         (2.0)        (6.9)        (8.9)        (1.1)       (12.0)       (13.1)
        Local certificates $100,000 and over                (0.8)        (1.2)        (2.0)        (0.8)        (3.0)        (3.8)
                                                       --------------------------------------------------------------------------
                Total core interest-bearing deposits        (0.2)       (11.9)       (12.1)         4.4        (31.3)       (26.9)
        National certificates $100,000 and over              2.1        (14.3)       (12.2)        12.9        (49.9)       (37.0)
                                                       --------------------------------------------------------------------------
                Total interest-bearing deposits              1.9        (26.2)       (24.3)        17.3        (81.2)       (63.9)
                                                       --------------------------------------------------------------------------

        Federal funds purchased and securities
              sold under agreements to repurchase            3.8         (6.7)        (2.9)        (8.8)       (19.4)       (28.2)
        U.S. Treasury demand                                (0.3)          --         (0.3)        (0.5)        (0.6)        (1.1)
                                                       --------------------------------------------------------------------------
                Total short-term borrowings                  3.5         (6.7)        (3.2)        (9.3)       (20.0)       (29.3)
                                                       --------------------------------------------------------------------------
        Long-term debt                                      12.2         (9.3)         2.9         (0.4)          --         (0.4)
                                                       --------------------------------------------------------------------------
                Total interest expense                 $    17.6    $   (42.2)   $   (24.6)   $     7.6    $  (101.2)   $   (93.6)
                                                       ==========================================================================

Changes in net interest income                         $    23.5        (23.2)   $    (0.3)        20.3         (4.2)   $    16.1
                                                       ==========================================================================

----------

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

The maturity distribution of Wilmington Trust's investment securities held to maturity follows:

                                                                                    Weighted
                                                               Market   Amortized    average
December 31, 2003  (in millions)                               value      cost        yield
--------------------------------------------------------------------------------------------
State and municipals:
         After 1 but within 5 years                            $  1.5     $ 1.4       5.81%
         After 5 but within 10 years                              1.9       1.7       6.21
--------------------------------------------------------------------------------------------
                Total                                             3.4       3.1       6.03
--------------------------------------------------------------------------------------------
Mortgage-backed securities:
         After 10 years                                           0.3       0.3       3.52
--------------------------------------------------------------------------------------------
                Total                                             0.3       0.3       3.52
--------------------------------------------------------------------------------------------
Other:
         After 10 years                                           0.8       0.8       3.85
--------------------------------------------------------------------------------------------
                Total                                             0.8       0.8       3.85
--------------------------------------------------------------------------------------------

                Total investment securities held to maturity   $  4.5     $ 4.2       5.45%
============================================================================================

Note:  Weighted average yields are not on a tax-equivalent basis.

       Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                                                        Weighted
                                                                  Market    Amortized   average
December 31, 2003  (in millions)                                  value       cost       yield
------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
        Within 1 year                                            $  206.3   $   203.5       3.40%
        After 1 but within 5 years                                  248.7       245.5       3.30
        After 5 but within 10 years                                  15.0        15.0       4.09
------------------------------------------------------------------------------------------------
               Total                                                470.0       464.0       3.37
------------------------------------------------------------------------------------------------
State and municipals:
        After 5 but within 10 years                                   0.5         0.3      13.57
        After 10 years                                               12.4        11.9       6.17
------------------------------------------------------------------------------------------------
               Total                                                 12.9        12.2       6.35
------------------------------------------------------------------------------------------------
Preferred stock:
        Within 1 year                                                38.4        38.8       5.96
        After 1 but within 5 years                                   71.1        70.1       6.66
        After 5 but within 10 years                                  10.6        10.3       8.21
------------------------------------------------------------------------------------------------
               Total                                                120.1       119.2       6.57
------------------------------------------------------------------------------------------------
Mortgage-backed securities:
        Within 1 year                                                 0.3         0.3       6.25
        After 1 but within 5 years                                    7.9         7.5       5.96
        After 5 but within 10 years                                  91.5        89.9       4.61
        After 10 years                                              879.0       886.7       4.06
------------------------------------------------------------------------------------------------
               Total                                                978.7       984.4       4.12
------------------------------------------------------------------------------------------------
Other:
        Within 1 year                                                34.8        33.9       5.29
        After 1 but within 5 years                                   20.9        20.3       2.55
        After 10 years                                              237.8       239.5       2.43
------------------------------------------------------------------------------------------------
               Total                                                293.5       293.7       2.77
------------------------------------------------------------------------------------------------

               Total investment securities available for sale    $1,875.2   $ 1,873.5       3.89%
================================================================================================

Note:    Weighted average yields are not on a tax-equivalent basis.

         Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31  (in millions)           2003        2002        2001        2000        1999
-------------------------------------------------------------------------------------------
Commercial, financial, and
        agricultural               $2,275.3    $2,137.5    $1,861.8    $1,622.7    $1,521.3
Real estate-construction              699.8       591.9       400.5       372.7       303.7
Mortgage-commercial                 1,078.2     1,065.9     1,009.4       990.4       919.3
Mortgage-residential                  489.6       677.2       865.3       925.9       968.3
Installment loans to individuals    1,077.1     1,046.7       981.7       960.6       871.5
Secured by liquid collateral          605.4       506.3       370.1       316.7       237.5
-------------------------------------------------------------------------------------------
        Total loans, gross          6,225.4     6,025.5     5,488.8     5,189.0     4,821.6
Less:  unearned income                 (0.1)       (0.4)       (0.8)       (0.6)       (1.5)
-------------------------------------------------------------------------------------------
        Total loans                $6,225.3    $6,025.1    $5,488.0    $5,188.4    $4,820.1
===========================================================================================

The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the past five years:

                                     2003                 2002                 2001                2000                 1999
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                      % of loans           % of loans           % of loans           % of loans          % of loans
                                         in each              in each              in each              in each             in each
                                     category of          category of          category of          category of          category of
December 31  (in millions)   Amount    net loans  Amount    net loans  Amount    net loans  Amount    net loans  Amount   net loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
        agricultural         $ 45.2      37%      $ 43.9      36%      $ 38.8      34%      $ 34.7      31%      $ 27.5      32%
Real estate-construction        7.2      11          5.3      10          4.2       7          3.9       7          3.3       6
Mortgage-commercial            14.3      17         13.5      18         14.8      18         15.3      19         15.9      19
Mortgage-residential            1.2       8          1.5      11          1.4      16          1.0      18          1.2      20
Installment loans to
        individuals             9.8      17          9.8      17         11.6      18         13.6      19         13.2      18
Secured by liquid collateral    6.1      10          5.1       8          3.7       7          3.1       6          2.3       5
Unallocated                     6.1      --          6.1      --          6.3      --          5.1      --         13.5      --
------------------------------------------------------------------------------------------------------------------------------------
        Total                $ 89.9     100%      $ 85.2     100%      $ 80.8     100%      $ 76.7     100%      $ 76.9     100%
====================================================================================================================================

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust's commercial and real estate construction loan portfolios follows:

                                          Less than  One through     Over        Total
December 31, 2003  (in millions)          one year   five years   five years  gross loans
-----------------------------------------------------------------------------------------
Commercial, financial, and agricultural   $   941.8   $   624.1    $  709.3    $ 2,275.2
Real estate-construction                       51.1       535.1       113.6        699.8
-----------------------------------------------------------------------------------------
        Total                             $   992.9   $ 1,159.2    $  822.9    $ 2,975.0
=========================================================================================
Loans with predetermined rate             $    26.6   $    34.3    $  106.3    $   167.2
Loans with variable rate                      966.3     1,124.9       716.6      2,807.8
-----------------------------------------------------------------------------------------
        Total                             $   992.9   $ 1,159.2    $  822.9    $ 2,975.0
=========================================================================================

The following table presents a comparative analysis of the risk elements contained in Wilmington Trust's loan portfolio at year-end(1)

December 31  (in millions)            2003      2002      2001      2000      1999
-----------------------------------------------------------------------------------
Nonaccruing                          $ 45.4    $ 42.4    $ 38.0    $ 37.6    $ 29.2
Restructured                             --        --       0.4       2.6 *     0.1
Past due 90 days or more                5.6      12.5      13.5      13.5      16.5
-----------------------------------------------------------------------------------
           Total                     $ 51.0    $ 54.9    $ 51.9    $ 53.7    $ 45.8
===================================================================================
Percent of total loans at year-end     0.82%     0.91%     0.95%     1.04%     0.95%
===================================================================================
Other real estate owned              $  1.4    $  3.1    $  0.4    $  0.7    $  0.6
===================================================================================

(1) The Corporation's policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is incorporated by reference herein.

         * Restructured as nonaccrual, but not included in nonaccrual amount of $37.6.

The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the five major portfolio classifications included in its statement of condition(1):

For the year ended December 31  (in millions)           2003      2002      2001      2000      1999
-----------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period         $ 85.2    $ 80.8    $ 76.7    $ 76.9    $ 71.9
-----------------------------------------------------------------------------------------------------
Loans charged off:
             Commercial, financial, and agricultural     10.9      12.3       9.4      15.3       3.7
             Real estate-construction                      --        --        --       0.1       0.1
             Mortgage - commercial                         --       0.1       0.2       0.8       0.4
             Mortgage - residential                       0.1        --       0.1       0.3       0.5
             Installment loans to individuals            10.0      10.0       9.6       9.9      11.8
             Secured with liquid collateral                --        --        --        --        --
-----------------------------------------------------------------------------------------------------
                    Total loans charged off              21.0      22.4      19.3      26.4      16.5
-----------------------------------------------------------------------------------------------------
Recoveries on amounts previously charged off:
             Commercial, financial, and agricultural      1.1       0.7       0.8       1.3       0.8
             Real estate-construction                      --        --        --        --        --
             Mortgage-commercial                           --       1.5       0.1       0.2       0.1
             Mortgage-residential                         0.1       0.1       0.2        --       0.1
             Installment loans to individuals             2.9       2.5       2.4       2.8       3.0
             Secured with liquid collateral                --        --        --        --        --
-----------------------------------------------------------------------------------------------------
                    Total recoveries                      4.1       4.8       3.5       4.3       4.0
-----------------------------------------------------------------------------------------------------
Net loans charged off                                    16.9      17.6      15.8      22.1      12.5
-----------------------------------------------------------------------------------------------------
Current year's provision for loan losses                 21.6      22.0      19.9      21.9      17.5
-----------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period               $ 89.9    $ 85.2    $ 80.8    $ 76.7    $ 76.9
=====================================================================================================
Ratio of net loans charged-off to average loans          0.28%     0.31%     0.30%     0.44%     0.28%

(1) The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is incorporated by reference herein.

The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the last three years:

                                                  -----------------------------------------------------------------------
                                                          2003                     2002                     2001
                                                  -----------------------------------------------------------------------
                                                   Average     Average      Average     Average      Average     Average
For the year ended December 31 (in millions)       amount       rate        amount       rate        amount       rate
-------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                        $   833.3          --    $   831.3          --    $   927.9          --
Interest-bearing deposits:
        Savings                                       366.0        0.16%       353.9        0.25%       346.8        0.78%
        Interest-bearing demand                     2,183.9        0.42      1,735.2        0.58      1,297.1        1.41
        Certificates under $100,000                   834.4        2.67        891.2        3.51        914.4        4.85
        Local certificates $100,000 and over          138.6        1.74        169.5        2.60        188.8        4.34
        National certificates $100,000 and over     1,937.7        1.50      1,846.5        2.24      1,588.1        4.94
-------------------------------------------------------------------------------------------------------------------------
        Total                                     $ 6,293.9                $ 5,827.6                $ 5,263.1
=========================================================================================================================

The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:

                                 Certificates   All other interest-
December 31, 2003  (in millions)  of deposit     bearing deposits
-------------------------------------------------------------------
Three months or less               $1,530.8          $1,922.7
Over three through six months         381.7                --
Over six through twelve months         85.9                --
Over twelve months                     31.9                --
-------------------------------------------------------------------
        Total                      $2,030.3          $1,922.7
===================================================================

A summary of short-term borrowings at December 31, is as follows (in millions):

                                                                           Securities sold
                                                           Federal funds   under agreements   U.S. Treasury
                                                             purchased      to repurchase      demand notes   Lines of credit
-----------------------------------------------------------------------------------------------------------------------------
2003

Balance at December 31                                       $  490.4          $  330.1         $   48.3         $    8.0
Weighted average interest rate at balance sheet date              2.0%              0.5%             1.0%             1.5%
Maximum amount outstanding at any month-end                  $  921.0          $  337.7         $   71.3         $   34.0
Approximate average amount outstanding during the period     $  673.0          $  271.5         $   11.6         $   19.6
Weighted average interest rate for average amounts
     outstanding during the period                                1.9%              0.6%             0.9%             1.7%
-----------------------------------------------------------------------------------------------------------------------------
2002

Balance at December 31                                       $  432.3          $  226.5         $   41.9         $   34.0
Weighted average interest rate at balance sheet date              2.3%              0.6%             1.2%             1.7%
Maximum amount outstanding at any month-end                  $  745.1          $  287.2         $   96.1         $   37.1
Approximate average amount outstanding during the period     $  532.2          $  232.0         $   29.0         $   27.9
Weighted average interest rate for average amounts
     outstanding during the period                                2.7%              1.0%             1.5%             2.2%
-----------------------------------------------------------------------------------------------------------------------------
2001

Balance at December 31                                       $  556.9          $  271.4         $   94.9         $   33.5
Weighted average interest rate at balance sheet date              3.4%              1.2%             1.6%             2.5%
Maximum amount outstanding at any month-end                  $1,186.5          $  290.6         $   94.9         $   34.0
Approximate average amount outstanding during the period     $  727.4          $  235.6         $   44.5         $   20.2
Weighted average interest rate for average amounts
     outstanding during the period                                5.1%              3.1%             3.5%             4.2%
-----------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:

                                    -------------------------
(Based on daily average balances)    2003      2002     2001
-------------------------------------------------------------
Savings                               5.04%     5.32%    5.51%
Interest-bearing demand              30.04     26.10    20.62
Certificates of deposit              40.04     43.73    42.78
Short-term borrowings                13.42     12.35    16.34
Demand deposits                      11.46     12.50    14.75
-------------------------------------------------------------
           Total                    100.00%   100.00%  100.00%
=============================================================

The following table presents an analysis of Wilmington Trust's return on average assets and return on average equity over the last three years:

                                          2003      2002      2001
-------------------------------------------------------------------
Return on average assets                   1.58%     1.74%     1.73%
Return on average stockholders' equity    17.46     18.51     19.54
Dividend payout                           52.21     49.51     49.22
Average equity to average asset            9.02      9.39      8.86
===================================================================

                  Regulatory Matters

                  The following is a summary of laws and regulations applicable to Wilmington Trust and the Banks. It does not purport to be complete, and is qualified by reference to those laws and regulations.

                  General

                  Wilmington Trust is a bank holding company and a thrift holding company, as well as a financial holding company under the Bank Holding Company Act (the "BHCA"). The Banks are deposit-taking institutions whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Federal statutes that apply to Wilmington Trust and/or the Banks include the BHCA, the Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners' Loan Act. Wilmington Trust is regulated by the Delaware Department of Banking and the Federal Reserve Board (the "FRB"). Wilmington Trust's Delaware bank subsidiary, WTC, is regulated by the Delaware Department of Banking and the FDIC; its Pennsylvania bank subsidiary, WTPA, is regulated by the Pennsylvania Department of Banking and the FRB; and its federal savings bank subsidiary with branches in Maryland and Florida, WTFSB, is regulated by the Office of Thrift Supervision (the "OTS"). In addition, certain other of Wilmington Trust's subsidiaries are regulated by federal and state authorities.

                  BHCA

                  Under the BHCA and FRB regulations adopted under the BHCA, the FRB's approval is required before a bank holding company may acquire "control" of a bank or before any company may acquire "control" of a bank holding company. The BHCA defines "control" of a bank to include ownership or the power to vote 25% or more of any class of a bank's voting stock, the ability to otherwise control the election of a majority of a bank's directors, or the power to exercise a controlling influence over a bank's management or policies. In addition, the FRB's prior approval is required for:

                  - The acquisition by a bank holding company of ownership or control of more than five percent of the outstanding shares of any class of voting securities of a bank or a bank holding company;

                  - The acquisition by a bank holding company, or any nonbanking subsidiary of a bank holding company, of all or substantially all of a bank's assets; or

                  - The merger or consolidation of bank holding companies.

                  Accordingly, before obtaining "control" of Wilmington Trust, a bank holding company or other company would need to obtain the FRB's prior approval. Since Wilmington Trust is a savings and loan holding company, the entity also would need to obtain the OTS's approval.

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

                  -        Acting as an investment or financial adviser;

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

                  In addition, under the BHCA, a bank holding company that meets certain qualifications can elect to become a financial holding company. A financial holding company can engage in the activities permitted generally for bank holding companies, including the activities listed above, without obtaining the FRB's approval that would otherwise be required. A financial holding company also may engage in additional activities not otherwise permitted for a bank holding company, generally without obtaining the FRB's prior approval. These additional permitted activities include engaging in, acquiring, or controlling a company engaged in securities underwriting and distribution, merchant banking, certain insurance agency, brokerage, and underwriting activities, and other activities the FRB determines are financial in nature, incidental to a financial activity, or complementary to a financial activity and do not pose a substantial risk to the company's or the financial system's safety and soundness.

                  To qualify to become a financial holding company, a bank holding company's subsidiary depository institutions must all be "well-managed" and "well-capitalized" and have at least a "satisfactory" rating under the Community Reinvestment Act (the "CRA"). In 2000, Wilmington Trust became a financial holding company. Its status as a financial holding company should permit greater flexibility in the future growth of its fee businesses. If Wilmington Trust or one of the Banks fails to meet applicable capital and management requirements, the FRB may impose limitations or conditions on Wilmington Trust or its subsidiaries, and Wilmington Trust could not commence any additional financial holding company activities without the FRB's approval. If the problem was not corrected within 180 days after notice from the FRB or such additional time as the FRB permits, Wilmington Trust could be required to cease engaging in the financial holding company activity or divest ownership of one or more of the Banks.

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

                  Under Section 23B of the Federal Reserve Act, each of the Banks may engage in transactions with its affiliates only on an arms'-length basis. Under Section 23A of the Federal Reserve Act, each of the Banks is subject to dollar amount and collateral requirements with respect to loans to its affiliates and asset purchases from its affiliates. For these purposes, Wilmington Trust and the companies it controls, including the Banks, are "affiliates" of the Banks. In addition to their restrictions on transactions with affiliates, the Federal Reserve Act and FRB regulations impose dollar amount, credit quality, and other limitations on loans by the Banks to directors, officers, and principal shareholders of the Banks and their subsidiaries and to related interests of those persons.

                  Capital Standards

                  The FRB and the other federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets. For this purpose, a bank's risk-weighted assets include both its assets and off-balance sheet items, such as loan commitments and standby letters of credit, and each asset and off-balance sheet item is assigned a risk weight. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 2003, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

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

                  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") requires annual on-site examinations of insured depository institutions, and authorizes the appropriate federal banking agency to take prompt corrective action to resolve an institution's problems. The nature and extent of the corrective action depends primarily on the institution's capital level. While the Banks are all well-capitalized, if any of them became undercapitalized, remedies available to the appropriate federal banking agency would include:

                  - Requiring recapitalization or a capital restoration plan;

                  -        Restricting transactions with affiliates;

                  - Restricting interest rates, asset growth, activities, and investments in subsidiaries; and

                  - Ordering a new election of directors, dismissing directors or senior executive officers, and requiring the employment of qualified senior executive officers.

In any such event, Wilmington Trust could be required to guarantee compliance with the Bank's capital restoration plan and provide assurance of performance under the plan.

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

                  OTS regulations limit capital distributions by WTFSB. WTFSB must give notice to the OTS at least 30 days before a proposed capital distribution. If WTFSB has capital in excess of all of its regulatory capital requirements before and after a proposed capital distribution and is not otherwise restricted in making capital distributions, it may, after that prior notice but without the OTS's approval, make capital distributions during a calendar year equal to the greater of (1) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (i.e., its excess capital over its capital requirements) at the beginning of the calendar year or (2) 75% of its net income for the previous four quarters. Any additional capital distributions require prior OTS approval.

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

                  Delaware Law

                  The state of Delaware is generally regarded as a premier jurisdiction in the United States for corporate and trust matters. This reputation stems from the favorable legal and tax environment established by the Delaware legislature and the 200-year case law history of the state's Chancery Court system, which has jurisdiction over corporate and trust matters. In general, trusts governed by Delaware law can be administered more flexibly, more economically, for longer periods of time, with a greater degree of protection from creditors, and with a greater degree of confidentiality than is available in many other states.

                  Many Fortune 500 companies are headquartered in Delaware, especially those in the pharmaceutical, life sciences, chemical, and financial services industries. The presence of these companies and the favorable environment historically have contributed to Wilmington Trust's and WTC's operating results.

                  While in recent years, several states, including Nevada and Alaska, have implemented advantageous legal and tax provisions similar to those available in Delaware, Delaware continues to provide a spectrum of advantages for corporate and trust matters that is widely regarded as unparalleled in any other state.

                  Information about Wilmington Trust's reporting segments is contained in Note 18 of its Consolidated Financial Statements in its Annual Report to Shareholders for 2003, which is incorporated by reference herein.

                  Available Information

                  Wilmington Trust's website is www.wilmingtontrust.com. Wilmington Trust makes available free of charge on its website under "About Us" its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the Securities and Exchange Commission. Wilmington Trust's Corporate Governance Guidelines, Code of Conduct and Ethics and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees also are posted in www.wilmingtontrust.com under "About Us." In addition, any amendments to or waivers from the Code of Conduct and Ethics that apply to any of its directors or executive officers also will be posted on that website.
Wilmington Trust will make available a copy of any of its Code of Conduct and Ethics, Corporate Governance Guidelines, or the charter(s) of its Audit, Compensation, or Nominating and Corporate Governance Committees in print to any shareholder who requests one.

ITEM 2 - PROPERTIES

         Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., which is a subsidiary of WTC. WTC carries the mortgage for this facility, which had an outstanding balance of $35.6 million at December 31, 2003.

         A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

         As of December 31, 2003, the Banks had 49 branches in the following locations:

                  - Twenty-two are in New Castle County, 6 are in Kent County, and 15 are in Sussex County, Delaware;

                  - One each is in Bucks, Chester, Delaware, and Philadelphia Counties, Pennsylvania;

                  -        One is in Baltimore, Maryland; and

                  -        One is in Palm Beach County, Florida.

Thirty-three of these branches are in facilities owned by the Banks or their subsidiaries and the remainder are in leased facilities.

         WTC also operates a sales office in a leased facility in London, England, and, through its subsidiaries, trust offices in leased facilities in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in Los Angeles, California, Atlanta, Georgia, Las Vegas, Nevada, and New York City, New York.

         Three of Wilmington Trust's reporting segments - Regional Banking, Wealth Advisory Services, and Corporate Client Services - operate at Wilmington Trust Center. These three segments operate Wilmington Trust's branches, and its Wealth Advisory Services and Corporate Client Services reporting segments operate its trust agency offices. The Affiliate Advisors segment operates leased offices in White Plains and New York, New York and in Santa Monica, California.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2003.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Certain information required by this item is contained on page 29 of the Management's Discussion and Analysis portion of Wilmington Trust's Annual Report to Shareholders, which is incorporated by reference herein. See also "Item 1 - Business."

         The table set forth below contains information as of December 31, 2003 about the number of securities to be issued upon exercise of outstanding options to purchase Wilmington Trust stock, the weighted average exercise price of those options, and the number of securities remaining available for issuance under Wilmington Trust's 1991 Long-Term Incentive Plan, 1996 Long-Term Incentive Plan, 1999 Long-Term Incentive Plan, 2000 Employee Stock Purchase Plan, 2001 Non-Employee Director Stock Option Plan, and 2002 Long-Term Incentive Plan:

EQUITY COMPENSATION PLAN INFORMATION

                                                                    NUMBER OF SECURITIES
                                                                    REMAINING AVAILABLE
                                                                    FOR FUTURE ISSUANCE
                      NUMBER OF SECURITIES                              UNDER EQUITY
                        TO BE ISSUED UPON      WEIGHTED-AVERAGE      COMPENSATION PLANS
                          EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   REFLECTED IN COLUMN
                      WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            (a))
    PLAN CATEGORY             (a)                    (b)                    (c)
-----------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS           5,620,806               $ 27.83               3,001,263
-----------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED
BY SECURITY HOLDERS              ---                   ---                     ---
=========================================================================================
TOTAL                      5,620,806               $ 27.83               3,001,263
=========================================================================================

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the last five years: (in millions, except per share information)

                                2003          2002          2001          2000          1999
                             ----------    ----------    ----------    ----------    ----------
Interest income              $    368.8    $    392.8    $    468.8    $    530.4    $    462.2

Net interest income               277.1         276.5         258.9         255.1         245.9

Provision for loan losses          21.6          22.0          19.9          21.9          17.5

Net income                        134.4         133.2         125.2         120.9         107.3

Per share data:

Net income-basic                   2.04          2.03          1.92          1.87          1.63

Net income-diluted                 2.02          2.01          1.90          1.85          1.61

Cash dividends declared           1.065         1.005          .945          .885          .825

Balance sheet at year-end:

Assets                       $  8,820.2    $  8,131.3    $  7,518.5    $  7,321.6    $  7,201.9

Long-term debt                    407.1         160.5         160.5         168.0         168.0

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this item is contained on pages 12 to 31 of Wilmington Trust's Annual Report to Shareholders for 2003, which are incorporated by reference herein, except as modified by the following:

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this item is contained on pages 26 and 27 of Wilmington Trust's Annual Report to Shareholders for 2003, which are incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 2003. Those pages are incorporated by reference herein.

                                                         Annual Report
                                                        to Shareholders
                                                          Page Number
Consolidated Statements of Condition as
                  of December 31, 2003, and 2002                 41

Consolidated Statements of Income
                  for the years ended December 31,
                  2003, 2002, and 2001                           42

Consolidated Statements of Changes in Stock-
                  holders' Equity for the years ended
                  December 31, 2003, 2002, and 2001              44

Consolidated Statements of Cash Flows
                  for the years ended December 31,
                  2003, 2002, and 2001                           46

Notes to Consolidated Financial Statements -
                  December 31, 2003, 2002, and 2001         48 - 68

Report of Independent Auditors                                   70

Unaudited Selected Quarterly Financial Data                      40

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K is contained on pages 9 to 12 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on April 15, 2004 (the "Proxy Statement"), which are incorporated by reference herein.

         Information required by Rule 405 of Regulation S-K is contained on page 22 of the Proxy Statement, which is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is contained on pages 14 to 22 of the Proxy Statement, which are incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is contained on pages 13 and 14 of the Proxy Statement, which are incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained on page 22 of the Proxy Statement, which is incorporated by reference herein.

ITEM 14 - CONTROLS AND PROCEDURES

         The Chairman of the Board and Chief Executive Officer of Wilmington Trust and its Chief Financial Officer conducted an evaluation of the effectiveness of Wilmington Trust's disclosure controls and procedures as of December 31, 2003, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that Wilmington Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to Wilmington Trust (including its consolidated subsidiaries) required to be included in the periodic filings it makes with the Securities and Exchange Commission. There have been no significant changes in Wilmington Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is contained on pages 8 and 9 of the Proxy Statement, which is incorporated by reference herein.

                                     PART IV

ITEM 16 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors of Wilmington Trust are incorporated by reference in Item 8 above:

                                                         Annual Report
                                                        to Shareholders
                                                          Page Number
Consolidated Statements of Condition as
of December 31, 2003, and 2002                                   41

Consolidated Statements of Income for
the years ended December 31, 2003, 2002, and 2001                42

Consolidated Statements of Changes in
Stockholders' Equity for the years
ended December 31, 2003, 2002, and 2001                          44

Consolidated Statements of Cash Flows for
the years ended December 31, 2003, 2002, and 2001                46

Notes to Consolidated Financial Statements -
December 31, 2003, 2002, and 2001                           48 - 68

Report of Independent Auditors                                   70

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

EXHIBIT
NUMBER                                   EXHIBIT
-------  -----------------------------------------------------------------------
 3.1     Amended and Restated Certificate of Incorporation of the Corporation
         (Commission File Number 1-14659)(8)

 3.2     Amended and Restated Bylaws of the Corporation(16)

10.1     Purchase and Assumption Agreement dated June 18, 1991 by and between
         Wilmington Trust Company and Wilmington Savings Fund Society
         (Commission File Number 1-14659)(2)

10.2 Agreement of Reorganization and Merger dated as of April 8, 1991 by and among Wilmington Trust Company, Wilmington Trust Corporation and The
         Sussex Trust Company (Commission File Number 1-14659)(3)

10.3     Deposit Insurance and Transfer and Asset Purchase Agreement among the
         Federal Deposit Insurance Corporation in its capacity as receiver for The Bank of the Brandywine Valley, the Federal Deposit Insurance
         Corporation, and Wilmington Trust Company dated as of February 21, 1992
         (Commission File Number 1-14659)(4)

10.4 Agreement of Reorganization and Merger dated as of March 18, 1993 between Wilmington Trust Corporation and Freedom Valley Bank
         (Commission File Number 1-14659)(5)

10.5     Rights Agreement dated as of January 19, 1996 between Wilmington Trust
         Corporation and Harris Trust and Savings Bank (Commission File Number
         1-14659)(7)

10.6     Supplemental Executive Retirement Plan (Commission File Number
         1-14659)(8)

10.7     Amended and Restated Supplemental Executive Retirement Plan (Commission
         File Number 1-14659)(11)

10.8     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Ted T. Cecala (Commission File Number 1-14659)(8)

10.9     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Robert J. Christian (Commission File Number 1-14659)
         (8)

10.10    Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Howard K. Cohen (Commission File Number 1-14659)(8)

10.11    Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and William J. Farrell II (Commission File Number
         1-14659)(8)

10.12    Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and David R. Gibson (Commission File Number 1-14659)(8)

10.13    Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Robert V.A. Harra Jr. (Commission File Number
         1-14659)(8)

10.14    Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Hugh D. Leahy Jr. (Commission File Number 1-14659)(8)

10.15    Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Robert A. Matarese (Commission File Number 1-14659)
         (8)

10.16    Severance Agreement dated as of July 18, 1996 between Wilmington Trust
         Company and Rita C. Turner (Commission File Number 1-14659)(9)

10.17    Severance Agreement dated as of June 28, 1999 between Wilmington Trust
         Company and Rodney P. Wood (Commission File Number 1-14659)(11)

10.18 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File
         Number 1-14659)(12)

10.19 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert J. Christian (Commission
         File Number 1-14659)(12)

10.20 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Howard K. Cohen (Commission File
         Number 1-14659)(12)

10.21 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell, II (Commission
         File Number 1-14659)(12)

10.22 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File
         Number 1-14659)(12)

10.23 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra, Jr. (Commission
         File Number 1-14659)(12)

10.24 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Hugh D. Leahy, Jr. (Commission
         File Number 1-14659)(12)

10.25 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert A. Matarese (Commission
         File Number 1-14659)(12)

10.26 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rita C. Turner (Commission File
         Number 1-14659)(12)

10.27 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rodney P. Wood (Commission File
         Number 1-14659)(12)

10.28    1991 Employee Stock Purchase Plan (Commission File Number 1-14659)(1)

10.29    1996 Employee Stock Purchase Plan (Commission File Number 1-14659)(8)

10.30    2000 Employee Stock Purchase Plan (Commission File Number 1-14659)(11)

10.31    1983 Employee Stock Option Plan (Commission File Number 1-14659)(1)

10.32    1988 Long-Term Incentive Stock Option Plan (Commission File Number
         1-14659)(1)

10.33    1991 Long-Term Incentive Stock Option Plan (Commission File Number
         1-14659)(1)

10.34    1996 Long-Term Incentive Plan (Commission File Number 1-14659)(8)

10.35    1999 Long-Term Incentive Plan (Commission File Number 1-14659)(10)

10.36    2001 Non-Employee Directors' Stock Option Plan (Commission File Number
         1-14659)(12)

10.37    Thrift Savings Plan (Commission File Number 1-14659)(1)

10.38    Amended and Restated Thrift Savings Plan (Commission File Number
         1-14659)(12)

10.39    First Amendment to the Wilmington Trust Thrift Savings Plan (Commission
         File Number 1-14659)(12)

10.40    Amended and Restated Thrift Savings Plan (Commission File Number
         1-14659)(13)

10.41    Amendment to Amended and Restated Thrift Savings Plan (Commission File
         Number 1-14659)(17)

10.42    Employee Stock Ownership Plan (Commission File Number 1-14659)(1)

10.43    Senior Executive Incentive Compensation Plan (Commission File Number
         1-14659)(6)

10.44    Executive Incentive Plan (Commission File Number 1-14659)(10)

10.45    Amended Executive Incentive Plan(17)

10.46    Amended and Restated Limited Liability Company Agreement of Cramer
         Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File
         Number 1-14659)(15)

10.47    Amendment to the Amended and Restated Limited Liability Company
         Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2003
         (Commission File Number 1-14659)(14)

10.48    Amendment to the Amended and Restated Limited Liability Company
         Agreement of Cramer Rosenthal McGlynn, LLC dated June 29, 2003
         (Commission File Number 1-14659)(14)

10.49    Amended and Restated Limited Liability Company Agreement of Roxbury
         Capital Management, LLC dated as of July 31, 1998 (Commission File
         Number 1-14659)(15)

10.50    First Amendment to the Amended and Restated Limited Liability Company
         Agreement of Roxbury Capital Management, LLC (Commission File Number
         1-14659)(15)

10.51    Second Amendment to the Amended and Restated Limited Liability Company
         Agreement of Roxbury Capital Management, LLC dated as of March 10, 2001
         (Commission File Number 1-14659)(14)

10.52    Third Amendment to the Amended and Restated Limited Liability Company
         Agreement of Roxbury Capital Management, LLC (Commission File Number
         1-14659)(15)

10.53    Second Amended and Restated Limited Liability Company Agreement of
         Roxbury Capital Management, LLC dated as of August 1, 2003(17)

10.54    Merger Agreement among Balentine Holdings, Inc., Robert M. Balentine,
         B. Clayton Rolader, Jeffrey P. Adams, Robert E. Reiser, Jr., Gary B.
         Martin, Wesley A French, Michael E. Wolf, The 1999 Balentine Family
         Trust, The Robert M. Balentine Insurance Trust, WTC Merger Subsidiary,
         Inc., WT Investments, Inc. and Wilmington Trust Corporation dated as of
         October 23, 2001 (Commission File Number 1-14659)(15)

10.55    Amended and Restated Limited Liability Company Agreement of Balentine
         Delaware Holding Company, LLC dated as of January 2, 2003 (Commission
         File Number 1-14659)(15)

10.56    Agreement for the Sale and Purchase of SPV Management Limited dated
         January 1, 2003 by and among Anthony Francis Raikes and Piers Minoprio and Wilmington Trust (UK) Limited and Wilmington Trust Corporation
         (Commission File Number 1-14659)(15)

10.57    2002 Long-Term Incentive Plan (Commission File Number 1-14659)(16)

10.58    Amended 2002 Long-Term Incentive Plan(17)

13       2003 Annual Report to Shareholders of Wilmington Trust Corporation(17)

21       Subsidiaries of Wilmington Trust Corporation(17)

23       Consent of KPMG LLP(17)

--------

(1) Incorporated by reference to the corresponding exhibit to Amendment No. to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

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

(12) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(13) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 29, 2003.

(14) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2003.

(15) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2004.

(16) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 2003.

(17) Filed herewith.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WILMINGTON TRUST CORPORATION

                                  By: /s/ Ted T. Cecala
                                      ---------------------------------
                                      Ted T. Cecala
                                      Director, Chairman of the Board,
                                      and Chief Executive Officer
                                      (Date)  February 26, 2004

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                  /s/ Ted T. Cecala
                                  -------------------------------------
                                  Ted T. Cecala
                                  Director, Chairman of the Board,
                                  and Chief Executive Officer
                                  (Date)  February 26, 2004

                                  /s/ Robert V.A. Harra, Jr.
                                  -------------------------------------
                                  Robert V.A. Harra, Jr.
                                  Director, President, and
                                  Chief Operating Officer
                                  (Date)  February 26, 2004

                                  /s/ David R. Gibson
                                  -------------------------------------
                                  David R. Gibson
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Date)  February 26, 2004

                                  /s/ Gerald F. Sopp
                                  -------------------------------------
                                  Gerald F. Sopp
                                  Controller
                                  (Date) February 26, 2004

                                  /s/ Carolyn S. Burger
                                  -------------------------------------
                                  Carolyn S. Burger
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Richard R. Collins
                                  -------------------------------------
                                  Richard R. Collins
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Charles S. Crompton, Jr.
                                  -------------------------------------
                                  Charles S. Crompton, Jr.
                                  Director
                                  (Date)  February 26, 2004

                                  -------------------------------------
                                  Edward B. du Pont
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ R. Keith Elliott
                                  -------------------------------------
                                  R. Keith Elliott
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Rex L. Mears
                                  -------------------------------------
                                  Rex L. Mears
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Hugh E. Miller
                                  -------------------------------------
                                  Hugh E. Miller
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Stacey J. Mobley
                                  -------------------------------------
                                  Stacey J. Mobley
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ David P. Roselle
                                  -------------------------------------
                                  David P. Roselle
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ H. Rodney Sharp, III
                                  -------------------------------------
                                  H. Rodney Sharp, III
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Thomas P. Sweeney
                                  -------------------------------------
                                  Thomas P. Sweeney
                                  Director
                                  (Date)  February 26, 2004

                                  /s/ Robert W. Tunnell, Jr.
                                  -------------------------------------
                                  Robert W. Tunnell, Jr.
                                  Director
                                  (Date)  February 26, 2004