Form 10-Q
period 2004-03-31
WILMINGTON TRUST CORP
filed 2004-05-10
CIK 872821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number: 1-14659

                          WILMINGTON TRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                51-0328154
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                      NONE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of issuer's common stock ($1.00 par value) outstanding at March 31, 2004

              Class                          Outstanding at March 31, 2004
              -----                          -----------------------------
COMMON STOCK - PAR VALUE $1.00                        66,403,314

                 WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
                          FIRST QUARTER 2004 FORM 10-Q
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Statements of Condition                                    1
                  Consolidated Statements of Income                                       3
                  Consolidated Statements of Cash Flows                                   5
                  Notes to Consolidated Financial Statements                              7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              15

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk             32

         Item 4 - Controls and Procedures                                                33

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                                      33
         Item 2 - Changes in Securities and Use of Proceeds                              34
         Item 3 - Defaults Upon Senior Securities                                        34
         Item 4 - Submission of Matters to a Vote of  Security Holders                   34
         Item 5 - Other Information                                                      34
         Item 6 - Exhibits and Reports on Form 8-K                                       34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                            ---------------------
                                                                            March 31,  December 31,
(in millions)                                                                 2004        2003
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                     $  193.5     $  210.2
                                                                            ---------------------
Federal funds sold and securities purchased
       under agreements to resell                                              151.5          3.8
                                                                            ---------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                   468.1        470.0
       Obligations of state and political subdivisions                          11.2         12.9
       Other securities                                                      1,459.9      1,392.3
-------------------------------------------------------------------------------------------------
             Total investment securities available for sale                  1,939.2      1,875.2
                                                                            ---------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions                           3.1          3.1
       Other securities                                                          1.0          1.1
-------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $4.3 and $4.5, respectively)                                     4.1          4.2
                                                                            ---------------------
Loans:
       Commercial, financial, and agricultural                               2,338.8      2,275.2
       Real estate-construction                                                733.0        699.8
       Mortgage-commercial                                                   1,144.5      1,078.2
-------------------------------------------------------------------------------------------------
             Total commercial loans                                          4,216.3      4,053.2
                                                                            ---------------------
       Mortgage-residential                                                    471.9        489.6
       Consumer                                                              1,073.7      1,077.1
       Secured with liquid collateral                                          609.1        605.4
-------------------------------------------------------------------------------------------------
             Total retail loans                                              2,154.7      2,172.1
                                                                            ---------------------
             Total loans net of unearned income                              6,371.0      6,225.3
       Reserve for loan losses                                                 (91.2)       (89.9)
-------------------------------------------------------------------------------------------------
             Net loans                                                       6,279.8      6,135.4
                                                                            ---------------------
Premises and equipment, net                                                    151.4        152.3
Goodwill, net of accumulated amortization
       of  $29.8 in 2004 and 2003                                              256.0        243.2
Other intangible assets, net of accumulated amortization
       of  $11.8 in 2004 and $11.1 in 2003                                      23.6         24.0
Accrued interest receivable                                                     43.6         39.5
Other assets                                                                   127.7        132.4
-------------------------------------------------------------------------------------------------
             Total assets                                                   $9,170.4     $8,820.2
                                                                            =====================

                                                                -----------------------
                                                                March 31,  December 31,
(in millions)                                                     2004         2003
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                               $1,054.6     $1,025.5
       Interest-bearing:
             Savings                                               379.0        369.0
             Interest-bearing demand                             2,275.4      2,364.1
             Certificates under $100,000                           769.3        788.3
             Local CDs $100,000 and over                           137.6        130.3
-------------------------------------------------------------------------------------
                  Total core deposits                            4,615.9      4,677.2
             National CDs $100,000 and over                      2,243.0      1,900.0
-------------------------------------------------------------------------------------
                  Total deposits                                 6,858.9      6,577.2
                                                                ---------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                        885.5        820.5
       U.S. Treasury demand                                         18.6         48.3
       Line of credit                                                 --          8.0
-------------------------------------------------------------------------------------
             Total short-term borrowings                           904.1        876.8
                                                                ---------------------
Accrued interest payable                                            24.9         23.6
Other liabilities                                                  127.1        134.5
Long-term debt                                                     418.6        407.1
-------------------------------------------------------------------------------------
             Total liabilities                                   8,333.6      8,019.2
                                                                ---------------------
Minority interest                                                    1.0          0.2
                                                                ---------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                  78.5         78.5
       Capital surplus                                              64.6         54.6
       Retained earnings                                           966.2        948.4
       Accumulated other comprehensive loss                         (8.6)       (16.1)
-------------------------------------------------------------------------------------
             Total contributed capital and retained earnings     1,100.7      1,065.4
       Less:  Treasury stock, at cost, 12,471,686 and
              12,465,014 shares, respectively                     (264.9)      (264.6)
-------------------------------------------------------------------------------------
             Total stockholders' equity                            835.8        800.8
                                                                ---------------------
             Total liabilities and stockholders' equity         $9,170.4     $8,820.2
                                                                =====================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                    ---------------------------
                                                     For the three months ended
                                                                      March 31,
                                                    ---------------------------
(in millions; except per share data)                    2004          2003
--------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                          $     72.9     $     77.1
Interest and dividends on investment securities:
     Taxable interest                                     16.2           13.6
     Tax-exempt interest                                   0.1            0.3
     Dividends                                             1.8            1.7
Interest on federal funds sold and securities
     purchased under agreements to resell                   --            0.1
-----------------------------------------------------------------------------
     Total interest income                                91.0           92.8
                                                    -------------------------
Interest on deposits                                      13.2           18.7
Interest on short-term borrowings                          3.1            3.2
Interest on long-term debt                                 2.9            2.6
-----------------------------------------------------------------------------
     Total interest expense                               19.2           24.5
                                                    -------------------------
Net interest income                                       71.8           68.3
Provision for loan losses                                 (5.5)          (4.9)
-----------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                 66.3           63.4
                                                    -------------------------
NONINTEREST INCOME
Advisory fees
     Wealth Advisory Services                             39.7           33.6
     Corporate Client Services                            17.9           14.9
     Cramer Rosenthal McGlynn                              2.1            0.7
     Roxbury Capital Management                            0.2           (0.9)
-----------------------------------------------------------------------------
          Advisory fees                                   59.9           48.3
     Amortization of affiliate other intangibles          (0.4)          (0.3)
-----------------------------------------------------------------------------
          Advisory fees after amortization of
               affiliate other intangibles                59.5           48.0
                                                    -------------------------
Service charges on deposit accounts                        8.2            7.3
Loan fees and late charges                                 1.6            2.0
Card fees                                                  2.1            2.6
Other noninterest income                                   1.3            1.2
-----------------------------------------------------------------------------
     Total noninterest income                             72.7           61.1
                                                    -------------------------
     Net interest and noninterest income                 139.0          124.5
                                                    -------------------------
NONINTEREST EXPENSE
Salaries and wages                                        32.4           29.8
Incentives and bonuses                                     8.3            9.5
Employment benefits                                       10.9            9.6
Net occupancy                                              5.3            5.4

Furniture, equipment, and supplies                         7.6            7.3
Advertising and contributions                              1.6            1.9
Servicing and consulting fees                              4.6            4.0
Travel, entertainment, and training                        1.7            1.5
Originating and processing fees                            2.1            1.8
Other noninterest expense                                  8.7            8.8
-----------------------------------------------------------------------------
     Total noninterest expense                            83.2           79.6
                                                    -------------------------
NET INCOME
     Income before income taxes and minority
         interest                                         55.8           44.9
Income tax expense                                        19.8           15.3
-----------------------------------------------------------------------------
     Net income before minority interest                  36.0           29.6
Minority interest                                          0.3            0.2
-----------------------------------------------------------------------------
     Net income                                     $     35.7     $     29.4
                                                    =========================
Net income per share:
     basic                                          $     0.54     $     0.45
                                                    =========================
     diluted                                        $     0.53     $     0.44
                                                    =========================
     Weighted average shares outstanding:
          basic                                         66,160         65,692
          diluted                                       67,493         66,174

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                            --------------------------
                                                                            For the three months ended
                                                                                             March 31,
(in millions)                                                                    2004       2003
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                 $ 35.7     $ 29.4
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                         5.5        4.9
                 Provision for depreciation and other amortization                 4.6        4.8
                 Amortization of other intangible assets                           0.7        0.6
                 Minority interest in net income                                   0.3        0.2
                 Amortization of investment securities available for sale
                        discounts and premiums                                     3.6        2.5
                 Deferred income taxes                                             1.5       (1.0)
                 Originations of residential mortgages available for sale        (16.9)     (55.1)
                 Gross proceeds from sales of residential mortgages               17.3       56.3
                 Gains on sales of residential mortgages                          (0.4)      (1.2)
                 (Increase)/decrease in other assets                              (1.1)       7.0
                 Decrease in other liabilities                                   (10.3)     (24.3)
-------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                  40.5       24.1
                                                                                -----------------
INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale               5.5        0.1
     Proceeds from maturities of investment securities available for sale        177.1      258.4
     Proceeds from maturities of investment securities held to maturity            0.1        0.1
     Purchases of investment securities available for sale                      (238.3)    (458.0)
     Purchases of residential mortgages                                             --       (0.3)
     Net increase in loans                                                      (149.9)      13.1
     Purchases of premises and equipment                                          (8.2)      (5.5)
     Dispositions of premises and equipment                                        4.6        1.9
-------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                  (209.1)    (190.2)
                                                                                -----------------
FINANCING ACTIVITIES
     Net (decrease)/increase in demand, savings, and interest-bearing
            demand deposits                                                      (49.6)      43.1
     Net increase in certificates of deposit                                     331.3      196.9
     Net increase/(decrease) in federal funds purchased and securities sold
            under agreements to repurchase                                        65.0      (54.9)
     Net decrease in U.S. Treasury demand                                        (29.7)     (31.2)
     Proceeds from issuance of long-term debt                                     11.5         --
     Net decrease in line of credit                                               (8.0)     (10.0)
     Cash dividends                                                              (17.9)     (16.8)
     Distributions to minority shareholders                                       (0.3)      (0.2)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                             4.6        1.9
     Payments for common stock acquired through buybacks                          (7.4)      (0.5)
-------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                299.5      128.3
                                                                                -----------------
     Effect of foreign currency translation on cash                                0.1         --
                                                                                -----------------
     Increase in cash and cash equivalents                                       131.0      (37.8)

     Cash and cash equivalents at beginning of period                            214.0      248.9
-------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period             $345.0     $211.1
                                                                                =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
            Interest                                                            $ 17.9     $ 25.3
            Taxes                                                                  7.3        1.0

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - Stock-Based Compensation Plans

At March 31, 2004, the Corporation had three types of stock-based compensation plans, which are described in "Note 15" to the "Consolidated Financial Statements" included in the Corporation's 2003 Annual Report to Shareholders.

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

If compensation cost for the Corporation's three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income would have been as follows:

                                                            --------------------------
                                                            For the three months ended
                                                                             March 31,
                                                            --------------------------
(in millions, except per share amounts)                           2004       2003
--------------------------------------------------------------------------------------
Net income:
As reported                                                      $ 35.7     $ 29.4
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                                    (0.8)      (0.4)
----------------------------------------------------------------------------------
Pro forma net income                                             $ 34.9     $ 29.0

Basic earnings per share:
As reported                                                      $ 0.54     $ 0.45
Pro forma                                                          0.53       0.44

Diluted earnings per share:
As reported                                                      $ 0.53     $ 0.44
Pro forma                                                          0.52       0.44

Note 2 - Accounting and Reporting Policies

The accounting and reporting policies of Wilmington Trust Corporation (the Corporation), a holding company that owns all of the issued and outstanding shares of capital stock of Wilmington Trust Company, Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. (WTI), Rodney Square Management Corporation, Wilmington Trust (UK) Limited, and Balentine Holdings, Inc., conform to accounting principles generally accepted in the United States of America and practices in the banking industry for interim financial information. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements presented herein should be read in conjunction with the "Notes to Consolidated Financial Statements" included in the

Corporation's 2003 Annual Report to Shareholders. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 - Comprehensive Income

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                               --------------------------
                                                                               For the three months ended
                                                                                                March 31,
                                                                               --------------------------
(in millions)                                                                        2004      2003
---------------------------------------------------------------------------------------------------------
Net income                                                                           $35.7     $29.4
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                                    7.6      (0.5)
Reclassification adjustment for securities gains included in net income                 --        --
Net unrealized holding gains arising during the period
     on derivatives used for cash flow hedge                                           0.1        --
Reclassification adjustment for derivative gains included in net income               (0.1)       --
Foreign currency translation adjustments                                              (0.1)     (0.1)
Minimum pension/SERP liability adjustment                                               --        --
                                                                                     ---------------
Total comprehensive income                                                           $43.2     $28.8
                                                                                     ===============

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

                                                               --------------------------
                                                               For the three months ended
                                                                                March 31,
                                                               --------------------------
(in millions; except per share data)                                2004      2003
-----------------------------------------------------------------------------------------
Numerator:
     Net income                                                    $  35.7   $  29.4
------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                             66.2      65.7
------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                                       1.3       0.5
------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                              67.5      66.2
------------------------------------------------------------------------------------
Basic earnings per share                                           $  0.54   $  0.45
====================================================================================
Diluted earnings per share                                         $  0.53   $  0.44
====================================================================================
Cash dividends per share                                           $  0.27   $ 0.255

The number of anti-dilutive stock options excluded for the three-month period ended March 31, 2004, was 1.0 million. The number of anti-dilutive stock options excluded for the three-month period ended March 31, 2003, was 2.0 million.

Note 5  - Segment Reporting

For the purposes of segment reporting, the Corporation discusses its business in four segments. There is a segment for each of the Corporation's three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services, as well as a segment for Affiliate Money Managers.

This segment reporting methodology was first implemented for the three and nine months ended September 30, 2003, and included in the Form 10-Q filed by the Corporation with the Securities and Exchange Commission on November 14, 2003. Segment reporting for the three months ended March 31, 2003, has been revised to reflect that change, and all prior period amounts have been restated accordingly. The new methodology employs activity-based costing principles to assign corporate overhead expenses to each segment. In addition, funds transfer pricing concepts are used to credit and charge segments for funds provided and funds used.

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

The Wealth Advisory Services segment includes financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, and insurance services. Results from Balentine & Company are fully consolidated in the Wealth Advisory Services segment.

The Corporate Client Services segment includes a variety of trust, custody, and administrative services that support capital markets transactions, entity management, and retirement plan assets. Results of SPV Management Limited are fully consolidated in the Corporate Client Services segment.

The Affiliate Money Managers segment includes contributions from Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM), which are based on the Corporation's partial ownership interest in each. Services provided by these two affiliates include fixed income and equity investing services and investment portfolio management services. Neither CRM's or RCM's results are consolidated in the Corporation's financial statements.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in "Note 1" to the "Consolidated Financial Statements" in the Corporation's 2003 Annual Report to Shareholders. The Corporation evaluates performance based on profit or loss from operations before income taxes and without including nonrecurring gains and losses. The Corporation generally records intersegment sales and transfers as if the sales or transfers were to third parties (e.g., at current market prices). Profit or loss from infrequent events, such as the sale of a business, is reported separately for each segment.

Financial data by segment for the quarters ended March 31, 2004, and March 31, 2003, is as follows:

                                                                Wealth       Corporate     Affiliate
                                                Regional       Advisory        Client        Money
Quarter ended March 31, 2004 (in millions)      Banking        Services      Services       Managers      Totals
----------------------------------------------------------------------------------------------------------------
Net interest income                              $64.3          $ 6.5          $ 2.3         $(1.3)        $71.8
Provision for loan losses                         (5.3)          (0.2)            --            --          (5.5)
----------------------------------------------------------------------------------------------------------------
Net interest income after provision               59.0            6.3            2.3          (1.3)         66.3
Advisory fees:
     Wealth Advisory Services                      0.5           36.5            2.7            --          39.7
     Corporate Client Services                     0.3             --           17.6            --          17.9
     Affiliate Money Managers                       --             --             --           2.3           2.3
----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
       Advisory fees                                        0.8          36.5          20.3           2.3          59.9
    Amortization of other intangibles                        --          (0.2)         (0.1)         (0.1)         (0.4)
-----------------------------------------------------------------------------------------------------------------------
       Advisory fees after amortization of
          of other intangibles                              0.8          36.3          20.2           2.2          59.5
Other noninterest income                                   12.7           0.2           0.3            --          13.2
-----------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                        72.5          42.8          22.8           0.9         139.0
Noninterest expense                                       (34.1)        (32.9)        (16.2)           --         (83.2)
-----------------------------------------------------------------------------------------------------------------------
Segment profit from operations                             38.4           9.9           6.6           0.9          55.8
Segment gain from infrequent events                          --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $     38.4    $      9.9    $      6.6    $      0.9    $     55.8
=======================================================================================================================
Depreciation and amortization                        $      5.4    $      1.9    $      1.4    $      0.2    $      8.9
Investment in equity method investees                        --            --            --         242.2         242.2
Segment average assets                                  7,315.7       1,149.7         206.8         242.9       8,915.1

-----------------------------------------------------------------------------------------------------------------------
                                                                     Wealth       Corporate    Affiliate
                                                      Regional      Advisory       Client        Money
Quarter ended March 31, 2003 (in millions)            Banking       Services      Services      Managers       Totals
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                  $     61.3    $      6.0    $      2.5    $     (1.5)   $     68.3
Provision for loan losses                                  (4.8)         (0.1)           --            --          (4.9)
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision                        56.5           5.9           2.5          (1.5)         63.4
Total advisory fees:
    Wealth Advisory Services                                0.6          30.5           2.5            --          33.6
    Corporate Client Services                               0.4            --          14.5            --          14.9
    Affiliate Money Managers                                 --            --            --          (0.2)         (0.2)
-----------------------------------------------------------------------------------------------------------------------
       Advisory fees                                        1.0          30.5          17.0          (0.2)         48.3
    Amortization of other intangibles                        --          (0.1)         (0.1)         (0.1)         (0.3)
-----------------------------------------------------------------------------------------------------------------------
       Advisory fees after amortization of
          of other intangibles                              1.0          30.4          16.9          (0.3)         48.0
Other noninterest income                                   12.3           0.5           0.3            --          13.1
-----------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                        69.8          36.8          19.7          (1.8)        124.5
Noninterest expense                                       (35.0)        (30.5)        (14.1)           --         (79.6)
-----------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                   $     34.8    $      6.3    $      5.6    $     (1.8)   $     44.9
=======================================================================================================================
Depreciation and amortization                        $      4.6    $      1.9    $      1.3    $      0.1    $      7.9
Investment in equity method investees                        --            --            --         241.2         241.2
Segment average assets                                  6,687.2       1,028.9         202.3         240.8       8,159.2

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

The Corporation also uses swaps to protect against the changes in fair value of fixed-rate bonds it has issued due to changes in interest rates. In April 2003 the Corporation entered into five interest rate swaps with notional values of $50 million each. The Corporation's objective was to protect against changes in the fair value of its $250 million fixed-rate subordinated debt issue due to changes in LIBOR. The swaps were designated as fair value hedges and, since the critical terms of the swaps and the hedged bonds were identical, the Corporation assumed no ineffectiveness. As a result, gains and losses attributable to changes in the fair value of the swaps are directly offset by changes in the fair value of the debt.

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

For the first quarter of 2004, approximately $77,100 of gains in "Accumulated other comprehensive income" were reclassified to earnings.

During the 12 months ending March 31, 2005, approximately $308,400 of gains in "Accumulated other comprehensive income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Note 7 - Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets is as follows:

                                      March 31, 2004                          December 31, 2003
                                -----------------------------------------------------------------------
                                 Gross                      Net        Gross                      Net
                                carrying    Accumulated   carrying   carrying   Accumulated    carrying
(in millions)                    amount    Amortization    amount     amount    amortization    amount
-------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)        $ 285.8       $ 29.8      $  256.0   $  273.0     $ 29.8       $  243.2
                                =======================================================================
Other intangibles
Amortizing:
   Mortgage servicing rights    $    7.3      $  4.2      $    3.1   $    7.2     $  4.0       $    3.2
   Customer lists                   19.3         5.3          14.0       19.1        4.8           14.3
   Acquisition costs                 1.7         1.7            --        1.7        1.7             --
   Other intangibles                 0.7         0.6           0.1        0.7        0.6            0.1
Nonamortizing
    Other intangible assets          6.4          --           6.4        6.4         --            6.4
                                -----------------------------------------------------------------------
Total other intangibles         $   35.4      $ 11.8      $   23.6   $   35.1     $ 11.1       $   24.0
                                =======================================================================

Amortization expense of other intangible assets for the three months ended March 31 is as follows:

                                                              --------------------------
                                                              For the three months ended
                                                                      March 31,
                                                              --------------------------
(in millions)                                                  2004                2003
----------------------------------------------------------------------------------------
Amortization expense                                          $  0.7              $  0.6

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in millions)
-------------------------------------------------------------------
For the year ended December 31, 2005                          $ 2.5
For the year ended December 31, 2006                            2.4
For the year ended December 31, 2007                            1.5
For the year ended December 31, 2008                            1.3
For the year ended December 31, 2009                            1.2

The changes in the carrying amount of goodwill for the three months ended March 31 are as follows:

                                                                                  2004
                                                     --------------------------------------------------------------
                                                                    Wealth     Corporate    Affiliate
                                                      Regional     Advisory      Client       Money
(in millions)                                          Banking     Services     Services     Managers       Total
-------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2004                        $      3.8   $      4.4   $      7.8   $    227.2   $    243.2
Goodwill acquired                                            --         12.7           --           --         12.7
Increase in carrying value due to foreign
   currency translation adjustments                          --           --          0.1           --          0.1
                                                     --------------------------------------------------------------
Balance as of March 31, 2004                         $      3.8   $     17.1   $      7.9   $    227.2   $    256.0
                                                     ==============================================================

                                                                                  2003
                                                     ---------------------------------------------------------------
                                                                    Wealth     Corporate    Affiliate
                                                      Regional     Advisory      Client       Money
(in millions)                                          Banking     Services     Services     Managers       Total
--------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                        $      3.8   $      4.4   $      7.2    $    224.8   $    240.2
Decrease in carrying value due to foreign
   currency translation adjustments                          --           --         (0.1)           --         (0.1)
                                                     ---------------------------------------------------------------
Balance as of March 31, 2003                         $      3.8   $      4.4   $      7.1    $    224.8   $    240.1
                                                     ===============================================================

The goodwill acquired in 2004 above represents $12.7 million recorded in connection with the payment of a portion of the purchase price for Balentine Holdings, Inc.


The following table lists other intangible assets acquired during the three months ended March 31.

                                                     2004                                 2003
                                      -----------------------------------------------------------------------
                                                              Weighted                             Weighted
                                                               average                              average
                                                            amortization                         amortization
                                        Amount   Residual      period       Amount    Residual      period
(in millions)                         Assigned     Value      in years     Assigned     Value      in years
-------------------------------------------------------------------------------------------------------------
Mortgage servicing rights             $    0.1      --           8         $    0.5      --            8
Customer list increase in carrying
    value due to foreign currency
    translation adjustments                0.1      --                           --      --
                                      ----------------                     ----------------
                                      $    0.2      --                     $    0.5      --
                                      ================                     ================

Note 8 - Components of net periodic benefit cost

The following table reflects the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three months ended March 31, 2004, and 2003. Descriptions of these plans are contained in "Note 15" to the "Consolidated Financial Statements" in the Corporation's 2003 Annual Report to Shareholders.

                                                  Pension benefits         SERP benefits     Postretirement benefits
                                                --------------------------------------------------------------------
(in millions)                                     2004        2003        2004       2003          2004       2003
--------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                    $    1.6    $    1.6    $    0.1   $    0.1      $    0.3   $    0.2
Interest cost                                        2.1         2.7         0.3        0.3           0.6        0.6
Expected return on plan assets                      (2.8)       (3.4)         --         --            --         --
Amortization of transition
obligation/(asset)                                  (0.2)       (0.3)         --         --            --         --
Amortization of prior service cost                   0.2         0.3         0.1        0.1            --         --
Recognized actuarial (gain)/loss                     0.2          --         0.1         --           0.2        0.1
                                                --------------------------------------------------------------------
Net periodic benefit cost                       $    1.1    $    0.9    $    0.6   $    0.5      $    1.1   $    0.9
                                                ====================================================================
Employer contributions                          $     --    $   15.0    $    0.1   $    0.1      $    1.0   $    0.7

Note 9 - Temporarily impaired investment securities

At March 31, 2004, the Corporation's investment portfolio consisted of 45 positions with an estimated market value of $469.6 million and unrealized losses of $6.9 million. Of the 45 positions, 15 were corporate and equity securities that have carried unrealized losses for a continuous 12-month period.

These unrealized losses reflected temporary impairment attributable to financial scandals which began in 2002 and whose effects continued throughout 2003. These events created a continuing negative impact on credit spreads, specifically for collateralized debt and equity securities.

Improved credit ratings in the banking sector as well as a decline in benchmark interest rates led to a decline in the unrealized losses from December 2003. This trend continued in the first quarter of 2004.

The following table shows the estimated market value and unrealized losses on debt and marketable equity securities that are temporarily impaired.

                                             Less than 12 months       12 months or longer              Total
                                           ---------------------------------------------------------------------------
                                           Estimated                 Estimated                 Estimated
                                             market     Unrealized     market     Unrealized     market     Unrealized
(in millions)                                value        losses        value       losses       value        losses
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004
Other securities:
    Preferred stock                        $      7.0       $   --   $      2.7   $      0.4   $      9.7   $      0.4
    Mortgage-backed securities                  318.5          5.2           --           --        318.5          5.2
    Other debt securities                        63.2          0.4         78.2          0.9        141.4          1.3
                                           ---------------------------------------------------------------------------
Total temporarily impaired
    securities                             $    388.7   $      5.6   $     80.9   $      1.3   $    469.6   $      6.9
                                           ===========================================================================

Note 10 - Accounting Pronouncements

FIN No.46R: On December 24, 2003, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R or the Interpretation), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate an entity. This Interpretation replaces Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued on January 17, 2003. FIN 46R requires that an enterprise review its degree of involvement in an entity to determine if consolidation of the entity is required or if disclosures are required about an enterprise's level of involvement in the entity. Public companies must apply either FIN 46 or FIN 46R to entities considered to be special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The application of this Interpretation did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity, nor has there been any requirement for disclosures.

SFAS No. 148: In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB issued an exposure draft on March 31, 2004, that would require the expensing of the value of employee stock options for fiscal years beginning after December 15, 2004. The Statement is expected to be finalized in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

The Corporation is a financial services holding company with a diversified mix of three businesses - Wealth Advisory Services, Corporate Client Services, and Regional Banking - which it delivers through its primary wholly owned subsidiaries:

a) Wilmington Trust Company, a Delaware-chartered bank and trust company that has engaged in commercial and trust banking activities since 1903. Wilmington Trust Company is the 15th largest personal trust provider in the United States and the largest full-service bank in Delaware, with 43 branch offices throughout the state.

b) Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company. Wilmington Trust of Pennsylvania has offices in center city Philadelphia, Doylestown, Villanova, and West Chester.

c) Wilmington Trust FSB, which serves as the platform for the Corporation's activities beyond Delaware and Pennsylvania. Wilmington Trust FSB offices are located in California, Florida, Georgia, Maryland, Nevada, and New York.

The Corporation and its affiliates also have offices in Tennessee, the Cayman Islands, the Channel Islands, and London, and other affiliates in Dublin and Milan.

Through its subsidiaries, the Corporation engages in fiduciary, wealth management, investment advisory, financial planning, insurance, broker-dealer, and deposit taking services, and residential, consumer, commercial, and construction lending. The Wealth Advisory Services business provides a variety of financial planning and asset management services for high-net-worth individuals and families throughout the United States and in many foreign countries. The Corporate Client Services business provides a variety of specialty trust and administrative services for national and multinational institutions. The Regional Banking business targets consumer clients in the state of Delaware and commercial clients throughout the Delaware Valley region. In its commercial banking business, the Corporation targets family-owned or closely held businesses with annual sales of up to $250 million where there is an opportunity to develop an advisory as well as a lending relationship.

The Corporation and its subsidiaries are subject to regulation by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Delaware Department of Banking, the Pennsylvania Department of Banking, and certain other federal and state authorities.

The Corporation has ownership interests in two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management. For the purposes of segment reporting, the income, expenses, and assets of these two affiliates are reported as a separate segment in addition to the segments for the Wealth Advisory Services, Corporate Client Services, and Regional Banking businesses.

SUMMARY OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Higher sales volumes and the improving economy combined to produce strong 2004 first quarter results. Earnings per share were $0.53 on a diluted basis and net income was $35.7 million. These were increases of 20.5% and 21.4%, respectively, from the year-ago first quarter. This improvement was achieved opposite a 4.5% increase in expenses and a 22-basis-point decline in the net interest margin from a year ago.

Several factors contributed to the positive first quarter performance. Each business engaged new clients and developed additional business with existing clients. The economic rebound that began to take shape in the latter half of 2003 gained traction in the first three months of 2004.

Interest rates remained stable and equity markets remained above their year-ago levels.

Highlights of the 2004 first quarter included:

- The 12th consecutive quarter of growth in loan balances, which rose 2.3% to $6.37 billion, a record high;

-     18% growth in Wealth Advisory Services revenue;

-     20% growth in Corporate Client Services revenue;

-     Higher income from affiliate money manager Cramer Rosenthal McGlynn;

-     A return to profitability at affiliate money manager Roxbury Capital
      Management;

-     An increase in combined assets under management to $32.7 billion;

-     A net interest margin of 3.53%; and

-     Stable credit quality.

On an annualized basis, the 2004 first quarter return on average assets (ROA) was 1.61% and the return on average stockholders' equity (ROE) was 17.69%. These were upticks from the full-year 2003, when the ROA and ROE were 1.58% and 17.46%, respectively. They also were improvements from the 2003 first quarter annualized returns of 1.46% and 15.97%, respectively.

In a reflection of continued growth in net income and stockholders' equity, the quarterly cash dividend was raised by $0.015 per share. This took the quarterly dividend from $0.27 to $0.285 per share, or $1.14 on an annualized basis. This was a 5.6% increase. This marked the 23rd consecutive year that the cash dividend has been raised.

STATEMENT OF CONDITION

This section discusses changes in the balance sheet for the period between December 31, 2003, and March 31, 2004. All balances referenced in this section are period-end balances unless otherwise noted.

Assets

Total assets rose 3.8% to $9.17 billion as a result of higher balances in earning assets, including the commercial loan portfolio and the investment securities portfolio. Earning assets increased 4.4% to $8.47 billion due to growth in loan and investment balances.

Investment securities

Investment portfolio balances rose 3.4% to $1.94 billion as new investments were made to offset anticipated paydowns in mortgage-backed instruments. On a percentage basis, the composition of assets within the investment portfolio remained relatively unchanged, as the following table illustrates.

SECURITY                                MARCH 31, 2004     DECEMBER 31, 2003    SEPTEMBER 30, 2003
--------------------------------------------------------------------------------------------------
Mortgage-backed securities and
collateralized mortgage obligations           53%                 52%                   49%
U.S. treasuries                               11%                 11%                   17%
Corporate issues                              14%                 14%                   13%
U.S. government agencies                      13%                 13%                   11%
Money market preferred stocks                  7%                  8%                    7%
Municipal bonds                                1%                  1%                    1%
Other                                          1%                  1%                    2%

At March 31, 2004, approximately 99% of the mortgage-backed securities in the portfolio were invested in fixed-rate instruments of 15 years or less. The Corporation believes that duration and risk can be managed more effectively by investing in mortgage-related instruments than by retaining individual residential mortgage loans on the balance sheet.

The average life of mortgage-backed instruments in the investment portfolio was
3.7 years at March 31, 2004, and the duration was 3.9. The corresponding life and duration at December 31, 2003, were 4.50 and 4.50, respectively.

At March 31, 2004, the average life of the total investment portfolio was 5.25 years and the duration was 2.37. In comparison, at December 31, 2003, the average life was 5.67 years and the duration was 2.81.

Loan balances

The 2004 first quarter marked the 12th consecutive quarter of growth in loan balances, which rose to a record high of $6.37 billion. This was an increase of 2.3%. This growth was achieved opposite a 3.6% decrease in residential mortgage balances, which declined mainly because the Corporation sells all new residential mortgage production into the secondary market.

The growth trend in loan balances was attributed to two primary factors.

First was the concentration of the Regional Banking business on the Delaware Valley region, which benefits from a strong regional economy. The Corporation defines the Delaware Valley region as the state of Delaware, geographically adjacent areas along the I-95 corridor from Princeton, New Jersey, to Baltimore, Maryland, and Maryland's Eastern Shore.

Second was the focus of the commercial banking business on family owned or closely held businesses in the Delaware Valley region.

The Corporation holds a leading market share in the state of Delaware and continues to gain market share throughout southeastern Pennsylvania.

Commercial loans

Nearly all of the first quarter growth in loan balances occurred in the commercial portfolio, which rose 4.0% to $4.22 billion.

Commercial loan balances are reported in three categories:

- Commercial, financial, and agricultural loans (commercial and industrial loans, or C and I);

-     Commercial construction/real estate loans (CRE); and

-     Commercial mortgage loans.

Balance increases were recorded in all three categories during the first quarter.

Most of the growth occurred in commercial mortgage balances, which increased $66.3 million, or 6.1%, to $1.14 billion. In large part, the increase reflected refinancing activity for new as well as existing clients, and included retail, restaurant, industrial park, and education-related projects.

C and I balances rose $63.6 million to $2.34 billion. Factors in this growth included higher demand for automobile floor plan loans, as dealers borrowed to support new seasonal inventory. In addition, clients in the precision manufacturing and metal fabrication business were added as a result of the upturn in the light manufacturing sector in the southeastern Pennsylvania market.

CRE balances rose 4.7%, or $33.2 million, to $733.0 million. Most of this growth occurred in Delaware, where residential real estate construction and land development activity continued to generate demand for loans.

Retail loans

Declines in residential mortgage balances were the primary cause of the modest decline in total retail loan balances.

Residential mortgage balances fell $17.7 million, or 3.6%, to $471.9 million. While the Corporation continued to be a leading residential mortgage originator in Delaware, residential mortgage balances decreased mainly because the Corporation sells all new residential mortgage production into the secondary market. Mortgages are sold to reduce the Corporation's risk associated with rising interest rates. In addition, paydowns continued, and the low interest rate environment continued to generate a high volume of refinancings.

Reserve for loan losses

The reserve for loan losses increased 1.4% to $91.2 million. Changes in the reserve reflected the growth in loan balances and the Corporation's internal risk rating analysis, reserve methodology, and net charge-off experience.

The loan loss reserve ratio was 1.43% at March 31, 2004, which was a decline of 1 basis point from December 31, 2003. For more information about credit quality, please refer to the "Asset Quality" section of this report.

Liabilities

Total liabilities increased 3.9% to $8.33 billion. Most of the increase resulted from higher balances of national certificates of deposits (CDs) in amounts of $100,000 or more, which the Corporation uses as a source of funds.

Deposit balances

The national CDs were the primary driver of the 4.3% increase in deposit balances, which rose to $6.86 billion. National CD balances were 18.1%, or $343.0 million, higher than at December 31, 2003, because increased loan demand exceeded core deposits.

Because national CDs represent a funding source that the Corporation can control, as opposed to client deposits, they are not considered to be core deposits. For more information about funding sources, please refer to the "Liquidity" section of this report.

Core deposit balances decreased 1.3%, as interest-bearing demand deposit balances dropped $88.7 million and balances of CDs in amounts of less than $100,000 fell $19.0 million. These declines offset the growth in noninterest-bearing demand deposits, savings deposits, and balances of local CDs in amounts of $100,000 or more (which do represent client deposits).

Part of the decrease in interest-bearing demand deposits was related to Corporate Client Services clients who use the Corporation's cash management and paying agent services. It is not unusual for the funds associated with the Corporate Client business to be deposited for short periods of time.

As a result, average core deposit balances are a better indicator of trends in deposit balances. On an average balance basis, interest-bearing demand deposits decreased $31.1 million between the 2003 fourth quarter and the 2004 first quarter. This was $57.6 million less than the period-end decrease.

Stockholders' equity

Stockholders' equity increased 4.4% to $835.8 million. For more information about the increase, please refer to the "Capital Resources" section of this report.

The Corporation repurchased 200,903 shares of its stock during the first quarter at an average price of $36.74 per share. This brought the total number of shares purchased under the current 8-million-share program, which commenced in April 2002, to 285,272 shares.

INCOME STATEMENT

This section compares the Corporation's income and expenses for the first quarter of 2004 with those of the first quarter of 2003.

Net income for the first quarter of 2004 was $35.7 million and earnings per share were $0.53 on a diluted basis. These were increases of 21.4% and 20.5%, respectively. Higher revenue from each of the Corporation's businesses, improved results from the two affiliate money managers, and a stable net interest margin drove the increase. The size of the increase also was a reflection of the comparative weakness of the 2003 first quarter, when growth in loan balances and advisory business sales was offset by the low interest rate environment, low equity market levels, a loss in affiliate money manager income, and significant compression in the net interest margin.

On an annualized basis, the 2004 first quarter return on average assets was 1.61% and the return on average stockholders' equity was 17.69%. This was an improvement from the 2003 first quarter annualized returns of 1.46% and 15.97%, respectively.

The Corporation has two sources of revenue: net interest income and noninterest income. This combination generates a diversified stream of revenue that enables the Corporation to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions.

The Corporation endeavors to strike a balance between its two sources of income. The following table illustrates that balance and how, on a percentage basis, it remained relatively unchanged.

SOURCE OF INCOME FOR THE FIRST QUARTER                     2004         2003
-----------------------------------------------------------------------------
Advisory business income                                   43.1%        38.8%
Total noninterest income                                   52.3%        49.1%
Net interest income (after provision for loan losses)      47.7%        50.9%

Net interest income, expenses, and margin

Loan balances and earning assets reached record-high levels in the 2004 first quarter, but the absolute level of market interest rates precluded a corresponding increase in net interest income. The Federal Reserve's reduction in short-term interest rates in June 2003 brought rates to their lowest level since 1958. As a result, the pace of growth in net interest income - which was 4.6% after the provision for loan losses - did not match the pace of growth in loan balances, which rose 5.5%, on average, or that of earning assets, which increased 10.2%, on average.

Both interest income and interest expense were lower for the 2004 first quarter than for the year-ago first quarter. Interest income decreased 1.9%, while interest expense dropped 21.6%.

The low interest rate environment, combined with the Corporation's balance sheet expansion and asset sensitivity, led to a 22-basis-point decline in the net interest margin, which fell to 3.53%. The net interest margin improved 1 basis point from the 2003 fourth quarter level of 3.52%.

To compute the net interest margin, the Corporation divides net interest income on a fully tax-equivalent (FTE) basis by average total earning assets. On an FTE basis, net interest income for the 2004 first quarter was $72.9 million, compared with $69.6 million for the 2003 first quarter. Total earning assets, on average, were $8.22 billion, which was $760.7 million more than for the 2003 first quarter average of $7.46 billion, and $198.6 million more than the 2003 fourth quarter average of $8.03 billion.

Interest-rate-driven factors, which caused disparities between the magnitude of declines in the yields on earning assets and the cost of funds used to support the earning assets, were the primary cause of the margin compression. The drop of 61 basis points in the average yield on earning assets was considerably larger than the 39-basis-point decline in the average cost of funds.

Investment portfolio balances, on average, were 29% higher, but the average yield on the portfolio was 56 basis points lower. The increase in balances reflected the investment of the proceeds from the Corporation's April 2003 issuance of $250 million in long-term subordinated debt.

Loan balances, on average, rose 5.5%, with average yields declining 60 basis points.

This decline outpaced the corresponding adjustments to core deposit pricing. The cost of core interest-bearing deposits fell 40 basis points to 0.77%. This was a new low. The cost of total interest-bearing deposits fell 45 basis points.

The average cost of funds also was affected by favorable repricing of national CDs. The cost of these CDs, on average, declined 56 basis points, while their balances were $157.6 million higher.

The following tables present comparative net interest income data and a rate/volume analysis of the changes in net interest income for the first quarters of 2004 and 2003.

QUARTERLY ANALYSIS OF EARNINGS

                                                   2004 First Quarter                  2003 First Quarter
                                        -----------------------------------   ------------------------------------
(in millions; rates on                    Average        Income/   Average      Average        Income/     Average
 tax-equivalent basis)                    balance        expense     rate       balance        expense       rate
------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell          $    16.8        $    --      1.01%   $    24.1        $   0.1        1.40%

     U.S. Treasury and government
          agencies                          465.3            3.9      3.44        461.0            4.2        3.73
     State and municipal                     14.7            0.3      8.55         16.5            0.4        8.97
     Preferred stock                        120.3            2.2      7.42        114.0            2.2        7.68
     Mortgage-backed securities           1,008.8           10.6      4.12        642.6            7.7        4.97
     Other                                  289.4            2.0      2.79        227.5            1.8        3.17
----------------------------------------------------------------              ------------------------
               Total investment
                securities                1,898.5           19.0      3.99      1,461.6           16.3        4.55
                                        --------------------------------------------------------------------------
     Commercial, financial, and
          agricultural                    2,325.2           24.4      4.16      2,214.8           25.1        4.53
     Real estate-construction               725.0            8.1      4.42        544.6            6.1        4.45
     Mortgage-commercial                  1,103.1           13.4      4.82      1,008.0           14.2        5.63
----------------------------------------------------------------              ------------------------
          Total commercial loans          4,153.3           45.9      4.38      3,767.4           45.4        4.81
                                        --------------------------------------------------------------------------
     Mortgage-residential                   481.7            7.3      6.08        649.0           11.1        6.82
     Consumer                             1,071.1           16.1      6.04      1,028.3           17.4        6.85
     Secured with liquid collateral         602.6            3.8      2.51        532.9            3.8        2.87
----------------------------------------------------------------              ------------------------
          Total retail loans              2,155.4           27.2      5.06      2,210.2           32.3        5.88
                                        --------------------------------------------------------------------------
               Total loans net of
                    unearned income       6,308.7           73.1      4.61      5,977.6           77.7        5.21
                                        --------------------------------------------------------------------------
               Total earning assets     $ 8,224.0           92.1      4.46    $ 7,463.3           94.1        5.07
                                        ==========================================================================
Funds supporting earning assets
     Savings                            $   372.1            0.1      0.13        357.3            0.2        0.23
     Interest-bearing demand              2,267.0            2.1      0.37      2,062.9            2.4        0.47
     Certificates under $100,000            779.3            4.1      2.12        874.6            6.6        3.05
     Local CDs $100,000 and over            134.8            0.5      1.44        151.1            0.8        1.99
----------------------------------------------------------------              ------------------------
               Total core interest-
                bearing deposits          3,553.2            6.8      0.77      3,445.9           10.0        1.17
     National CDs $100,000 and over       2,223.9            6.4      1.13      2,066.3            8.7        1.69
----------------------------------------------------------------              ------------------------
               Total interest-
                bearing deposits          5,777.1           13.2      0.91      5,512.2           18.7        1.36
                                        --------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase          893.0            3.1      1.37        778.7            3.2        1.64
     U.S. Treasury demand                    11.8           ----      0.77          8.1           ----        0.99
----------------------------------------------------------------              ------------------------
               Total short-term
                borrowings                  904.8            3.1      1.37        786.8            3.2        1.64
                                        --------------------------------------------------------------------------
     Long-term debt                         410.8            2.9      2.81        160.5            2.6        6.58
----------------------------------------------------------------              ------------------------
               Total interest-
                bearing liabilities       7,092.7           19.2      1.08      6,459.5           24.5        1.52
                                        --------------------------------------------------------------------------

     Other noninterest funds              1,131.3           ----      ----      1,003.8           ----        ----
----------------------------------------------------------------              ------------------------
               Total funds used to
                support earning assets  $ 8,224.0           19.2      0.93     $7,463.3           24.5        1.32
                                        ==========================================================================
Net interest income/yield                                   72.9      3.53                        69.6        3.75
     Tax-equivalent adjustment                              (1.1)                                 (1.3)
                                                         -------                               -------
Net interest income                                      $  71.8                               $  68.3
                                                         =======                               =======

In order to assure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                        -------------------------------------
                                         For the three months ended March 31,
                                        -------------------------------------
                                                                    2004/2003
                                                          Increase (Decrease)
                                                             due to change in
                                        -------------------------------------
                                             1            2
(in millions)                             Volume         Rate           Total
-----------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell          $   ----     $  (0.1)        $   (0.1)
                                        -------------------------------------
     U.S. Treasury and
          government agencies                0.1        (0.4)            (0.3)
     State and municipal *                  ----        (0.1)            (0.1)
     Preferred stock *                       0.1        (0.1)            ----
     Asset-backed securities                 4.7        (1.8)             2.9
     Other *                                 0.5        (0.3)             0.2
-----------------------------------------------------------------------------
               Total investment
                   securities                5.4        (2.7)             2.7
                                        -------------------------------------
     Commercial, financial, and
          agricultural *                     1.2        (1.9)            (0.7)
     Real estate-construction                2.0         ----             2.0
     Mortgage-commercial *                   1.3        (2.1)            (0.8)
-----------------------------------------------------------------------------
               Total commercial
                loans                        4.5        (4.0)             0.5
                                        -------------------------------------
     Mortgage-residential                   (2.8)       (1.0)            (3.8)
     Consumer                                0.7        (2.0)            (1.3)
     Secured with liquid collateral          0.5        (0.5)            ----
-----------------------------------------------------------------------------
               Total retail loans           (1.6)       (3.5)            (5.1)
                                        -------------------------------------
               Total loans net of
                   unearned income           2.9        (7.5)            (4.6)
-----------------------------------------------------------------------------
               Total interest income    $    8.3     $ (10.3)        $   (2.0)
                                        -------------------------------------
Interest expense:
     Savings                            $   ----     $  (0.1)        $   (0.1)
     Interest-bearing demand                 0.2        (0.5)            (0.3)
     Certificates under $100,000            (0.7)       (1.8)            (2.5)
     Local CDs $100,000 and over            (0.1)       (0.2)            (0.3)
-----------------------------------------------------------------------------
               Total core interest-
                bearing deposits            (0.6)       (2.6)            (3.2)

     National CDs $100,000
          and over                           0.7        (3.0)            (2.3)
-----------------------------------------------------------------------------
               Total interest-
                bearing deposits             0.1        (5.6)            (5.5)
                                        -------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase           0.5        (0.6)            (0.1)
     U.S. Treasury demand                   ----         ----            ----
-----------------------------------------------------------------------------
               Total short-term
                   borrowings                0.5        (0.6)            (0.1)
                                        -------------------------------------
     Long-term debt                          4.1        (3.8)             0.3
-----------------------------------------------------------------------------
               Total interest expense   $    4.7     $ (10.0)        $   (5.3)
                                        -------------------------------------
Changes in net interest income          $    3.6     $  (0.3)        $    3.3
                                        =====================================

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

Noninterest income

Noninterest income rose as a result of double-digit increases in Wealth Advisory Services revenue, Corporate Client Services revenue, and service charges on deposit accounts. In addition, revenue from the two affiliate money managers was much higher.

Wealth Advisory Services

The 18.2% jump in Wealth Advisory Services revenue was a reflection of higher sales, relative stability in the equity markets compared to the 2003 first quarter, and asset appreciation. The 2004 first quarter marked the first time in four years that equity markets were higher than their previous year first quarter levels. The sales growth occurred in large part because of high demand for financial and estate planning services and multi-manager investment consulting services.

The following table compares changes in the components of Wealth Advisory Services income.

FIRST QUARTER WEALTH ADVISORY SERVICES INCOME (in millions)                          2004       2003
-----------------------------------------------------------                          ----       ----
Trust and investment advisory fees                                                   $26.9      $22.5
Mutual fund fees                                                                     $ 5.2      $ 5.6
Other service fees                                                                   $ 7.6      $ 5.5
Wealth Advisory Services total                                                       $39.7      $33.6

The largest contributor to total Wealth Advisory Services revenue for the 2004 first quarter was trust and investment advisory income, which rose 19.6%. Trust and investment advisory fees accounted for 67.7% of total Wealth Advisory Services income for the 2004 first quarter, compared with 67.0% in the 2003 first quarter. Fees for trust and investment advisory services are based on asset valuations. Approximately 75% of trust and investment advisory fees are tied to the equity markets; the remainder is tied to fixed income instruments.

The fastest-growing component of Wealth Advisory revenue in the 2004 first quarter was other service fees, which increased 38.2%. Other service fees include fees for financial and estate planning services. These fees are based on the complexity of the service provided, and bear no relationship to financial markets. Because other service fees represent client demand at any given point in time, they may fluctuate from period to period.

Corporate Client Services

First quarter 2004 Corporate Client Services income increased 20.1%. While sales were robust, the percentage increase reflected the relative weakness in the year-ago first quarter, particularly in the structured finance industry.

All components of the Corporate Client Services business contributed to the growth, as the following table illustrates.

FIRST QUARTER CORPORATE CLIENT SERVICES INCOME (in millions)                         2004       2003
------------------------------------------------------------                         ----       ----
Capital markets services                                                             $ 7.8      $ 6.3
Entity management services                                                           $ 5.5      $ 4.9
Corporate retirement services                                                        $ 2.8      $ 2.4
Cash management services                                                             $ 1.8      $ 1.3
Corporate Client Services total                                                      $17.9      $14.9

Half of the increase in Corporate Client Services income was due to the strength of the capital markets component. The increase in this component reflected the rebounding structured finance industry. Demand was strong for trust and administrative services that support asset-backed securitizations, trust-preferred securities, and traditional debt issues.

Cash management fees, which are associated mainly with capital markets or entity management services, are also tied to asset valuations. The other components of Corporate Client Services income are based on the complexity of the services provided. Most are performed under multiyear contracts and generate an annuity-like stream of revenue.

Cramer Rosenthal McGlynn (CRM)

The significant improvement in equity market levels from the 2003 first quarter was the primary cause of the 200% increase in income from CRM. Assets under management also benefited, rising 59.4% to $5.1 billion.

The amount of income received from CRM is based on the Corporation's ownership interest in the firm, which was 69.14% at March 31, 2004, and 63.47% at March 31, 2003. CRM's results are not consolidated in the Corporation's financial statements.

Roxbury Capital Management (RCM)

RCM returned to profitability in the 2004 first quarter and contributed $0.2 million. This was a considerable change for the better from the year-ago first quarter, when a $0.9 million loss was recorded for RCM. The improvement reflected the success of RCM's efforts over the past 12 months to reduce expenses, stem the flow of lost business, and attract additional assets, particularly to its small-capitalization stock product. This was evident in RCM's 6.2% increase in managed assets.

The amount of income received from RCM represents the Corporation's ownership interest in the firm. At March 31, 2004, this was 41.23% of RCM's common shares and 30% of RCM's gross revenue, compared with 40.91% and 30%, respectively, at March 31, 2003. RCM's results are not consolidated in the Corporation's financial statements.

The following table compares changes in the Affiliate Money Managers income.

FIRST QUARTER AFFILIATE MONEY MANAGERS INCOME/LOSS (in millions)           2004      2003
----------------------------------------------------------------           ----      ----
Cramer Rosenthal McGlynn                                                   $2.1     $ 0.7
Roxbury Capital Management                                                 $0.2     $(0.9)
Affiliate Money Managers Total                                             $2.3     $(0.2)

Assets under management

The following table compares changes in assets under management at Wilmington Trust and the two affiliate money managers.

ASSETS UNDER MANAGEMENT (in billions)          MARCH 31, 2004        DEC. 31, 2003        MARCH 31, 2003
-------------------------------------          --------------        -------------        --------------
Wilmington Trust                                     $24.2               $24.4                  $21.6
Cramer Rosenthal McGlynn                             $ 5.1               $ 4.7                  $ 3.2
Roxbury Capital Management                           $ 3.4               $ 3.2                  $ 3.2
Total                                                $32.7               $32.3                  $28.0

The decline in Wilmington Trust's managed assets between December 31, 2003, and March 31, 2004, reflected trust distributions and tax payments.

Wilmington Trust's managed assets are invested in a mix of instruments that reflects the primary considerations of Wealth Advisory Services clients, who count wealth preservation, tax savings, and income generation among their chief concerns. Approximately 80% of Wilmington Trust's managed assets pertain to Wealth Advisory Services relationships. The following table compares changes in the investment mix in Wilmington Trust's managed assets, excluding affiliate managers.

WILMINGTON TRUST ASSET MIX          MARCH 31, 2004         DEC. 31, 2003       MARCH 31, 2003
--------------------------          --------------         -------------       --------------
Equities                                 54%                    55%                 54%
Fixed income                             26%                    25%                 26%
Cash and equivalents                      8%                     9%                 12%
Mutual funds                              7%                     7%                  5%
Miscellaneous assets                      5%                     4%                  3%

Noninterest expense

Noninterest expense reflects the costs that the Corporation incurs in the course of normal operations. It includes expenses associated with employment, occupancy, supplies, advertising, third-party providers, and other items.

As predicted and as planned, total noninterest expense increased in order to support business line growth. Higher salary, wage, and employment benefits costs were the primary causes of the increase.

Salary and wage costs accounted for approximately 72% of the increase in total noninterest expense. While full-time-equivalent headcount declined year-over-year, salary and wage expense rose as more staff members were added in high-cost markets such as Baltimore, Philadelphia, and Florida.

The $1.2 million decrease in incentive and bonus costs reflected adjustments that were made to various incentive programs.

Employment benefits expense rose $1.3 million due primarily to higher pension and health insurance costs.

Servicing and consulting fees rose $0.6 million. This increase reflected demand for the multi-manager investment consulting capabilities, which resulted in additional payments to third-party investment advisors.

Headcount

At March 31, 2004, full-time equivalent (FTE) headcount was 2,340. This was 2 less than at March 31, 2003, when FTE headcount was 2,342, but 33 more than at December 31, 2003, when FTE headcount was 2,307.

Income taxes

Income tax expense for the 2004 first quarter was $19.8 million, an increase of 29.4%. Pre-tax income rose 24.3%. The Corporation's effective tax rate for the 2004 first quarter was 35.48%, compared with 34.07% for the 2003 first quarter. The changes reflected higher state income taxes due to higher income from the affiliate money managers.

LIQUIDITY

The Corporation manages its liquidity to ensure that its cash flows are sufficient to support its operating, investing, and financing activities. Liquidity management enables the Corporation to meet increases in demand for loans or other assets, and decreases in deposits or other funding sources. Liquidity is affected by the proportion of funding that is provided by core deposits and stockholders' equity.

The Corporation's sources of funding include deposit balances, cash that is generated by the investment and loan portfolios; short- and long-term borrowings, including national certificates of deposit in amounts of $100,000 and more and term federal funds; internally generated capital; and other credit facilities.

Among the Corporation's available sources of funds is the Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. That company has $1 billion in available borrowing capacity secured by collateral. In addition, at March 31, 2004, the Corporation had $75 million in available borrowing capacity through two lines of credit that are maintained with major U.S. financial institutions.

In April 2003 the Corporation added another source of funding by issuing $250 million of long-term subordinated debt. The issue was for general corporate purposes and the proceeds were invested initially in mortgage-backed securities.

At March 31, 2004, the balance of the investment portfolio was $1.94 billion. This portfolio is expected to generate approximately $600 million of cash over the next 12 months.

For the 2004 first quarter, the proportion of loan funding provided by core deposits - demand deposits, interest-bearing demand deposits, and certificates of deposit - was 72.5%, compared with 73.6% for the 2003 first quarter.

The Corporation is a guarantor for a portion of two line-of-credit obligations of affiliate money manager Cramer Rosenthal McGlynn (CRM). The Corporation's guaranty portion is representative of its ownership interest in CRM, which at March 31, 2004, was 69.14%. The guaranty is for two lines of credit, at LIBOR plus 2%, which total $8 million and will expire on December 6, 2004. At March 31, 2004, the balance of these two lines was zero.

Management continuously monitors the Corporation's existing and projected liquidity requirements, and believes that its standing in the national markets will enable it to obtain additional funding in a timely and cost-effective manner, should the need arise.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

Credit quality remained stable for the first three months of 2004, which was a reflection of the Corporation's strict adherence to underwriting standards. Before extending credit, the Corporation undertakes a comprehensive review of the financial condition of the individuals and companies to which it lends. One of the key determinants in the decision to extend credit is the nature and extent of the client relationship.

The Corporation rarely makes loans outside of the Delaware Valley region and it rarely makes commercial loans outside of its target client market of family owned or closely held businesses. The geographic focus enables management to remain cognizant of economic and other external factors that may affect credit quality. To minimize the impact of such factors, management endeavors to maintain a loan portfolio that is well diversified across commercial and consumer lines and industry sectors.

During the first three months of 2004, the composition of the loan portfolio remained well diversified and relatively unchanged, as the following table illustrates.

  LOAN PORTFOLIO COMPOSITION                 MARCH 31, 2004        DECEMBER 31, 2003       MARCH 31, 2003
----------------------------------------------------------------------------------------------------------
Commercial/financial/agricultural                 37%                     37%                    36%
---------------------------------------------------------------------------- -----------------------------
Commercial real estate construction               12%                     11%                    10%
---------------------------------------------------------------------------- -----------------------------
Commercial mortgage                               18%                     17%                    18%
---------------------------------------------------------------------------- -----------------------------
Residential mortgage                               7%                      8%                    10%
---------------------------------------------------------------------------- -----------------------------
Consumer                                          17%                     17%                    17%
---------------------------------------------------------------------------- -----------------------------
Secured by liquid collateral                      10%                     10%                     9%
----------------------------------------------------------------------------------------------------------

The Corporation's quarterly internal analysis of credits showed that more than 95% of the loans in the portfolio were rated pass. More than 95% of the loans have been rated pass since 2000. More than 92% of the loans have been rated pass every year since 1998.

The internal analysis has four classifications, which are:

-        Pass, which identifies loans with no current potential problems;

-        Watchlisted, which identifies potential problem credits;

- Substandard, which identifies problem credits with some probability of loss; and

- Doubtful, which identifies problem credits with a higher probability of loss.

The definitions of problem and potential problem credits are consistent with the classifications used by regulatory agencies. The following table illustrates changes in the analysis.

  CATEGORY                MARCH 31, 2004                DECEMBER 31, 2003                MARCH 31, 2003
-------------------------------------------------------------------------------------------------------
Pass                          95.90%                         95.83%                          95.52%
-------------------------------------------------------------------------------------------------- ----
Watchlisted                    2.64%                          2.58%                           2.48%
-------------------------------------------------------------------------------------------------- ----
Substandard                    1.21%                          1.27%                           1.79%
-------------------------------------------------------------------------------------------------- ----
Doubtful                       0.25%                          0.32%                           0.21%
-------------------------------------------------------------------------------------------------------

Net charge-offs, which the Corporation regards as the primary indicator of credit quality, were 7 basis points and in line with historical levels. This was equal to net charge-offs for the 2003 first quarter and 3 basis points lower than for the 2003 fourth quarter, as the following table illustrates.

NET CHARGE-OFFS FOR THE QUARTER ENDED              MARCH 31, 2004        DEC. 31, 2003        MARCH 31, 2003
------------------------------------------------------------------------------------------------------------
Net charge-off ratio                               7 basis points        10 basis points      7 basis points
------------------------------------------------------------------------------------------------------------
Net charge-offs (on average)                       $4.2 million          $6.4 million         $4.1 million
------------------------------------------------------------------------------------------------------------

Net charge-offs for the quarter ended December 31, 2003, reflected a large credit that had been transferred to nonaccruing status at the end of the 2003 first quarter.

The following table presents a period-end comparison of other risk elements in the Corporation's loan portfolio.

NONPERFORMING ASSETS (in millions)            MARCH 31, 2004          DEC. 31, 2003          MARCH 31, 2003
-----------------------------------------------------------------------------------------------------------
Nonaccruing loans                                $40.6                     $45.4                 $ 64.6
------------------------------------------------------------------------------------------------------- ---
Loans past due 90 days or more                   $ 6.2                     $ 5.6                 $  8.3
------------------------------------------------------------------------------------------------------- ---
Total                                            $46.8                     $51.0                 $ 72.9
------------------------------------------------------------------------------------------------------- ---
Percentage of period-end loans                    0.73%                     0.82%                  1.21%
------------------------------------------------------------------------------------------------------- ---
Other real estate owned (OREO)                   $ 1.1                     $ 1.4                 $  3.9
-----------------------------------------------------------------------------------------------------------

The downward trends reflected a combination of pay-downs and charge-offs recorded earlier that were associated with the large credit mentioned previously. Nonaccruing loans decreased for the fourth consecutive quarter, as did other real estate owned (OREO). The decline in OREO was due to the successful work out throughout the past year of a residential beach resort project in Maryland that first was classified as OREO in December 2002.

Of the loans past due 90 days or more at March 31, 2004, approximately 57% were in the commercial loan portfolio; 27% were in the residential mortgage portfolio; and 16% were consumer loans. At December 31, 2003, the corresponding ratios were 39%, 37%, and 24%. The corresponding ratios at March 31, 2003, were 50%, 31%, and 19%.

In accordance with growth in loan balances, the provision for loan losses and the reserve for loan losses were increased, while the loan loss reserve ratio remained relatively unchanged, as the following table illustrates.

PROVISION AND RESERVE                        MARCH 31, 2004         DEC. 31, 2003       MARCH 31, 2003
------------------------------------------------------------------------------------------------------
Provision for loan losses (in millions)          $ 5.5                  $ 5.0               $ 4.9
------------------------------------------------------------------------------------------------------
Reserve for loan losses (in millions)            $91.2                  $89.9               $86.0
------------------------------------------------------------------------------------------------------
Loan loss reserve ratio                           1.43%                  1.44%               1.43%
------------------------------------------------------------------------------------------------------

The reserve for loan losses reflects management's best estimate, based on subjective judgments regarding the collectibility of loans within the portfolio, of known and inherent estimated losses. In calculating the reserve, the Corporation evaluates micro- and macro-economic factors, historical net loss experience, delinquency trends, and movements within the internal risk rating classifications, among other things. To accommodate growth in loan balances, a portion of the reserve is allocated to new loans within the parameters of the reserve methodology.

At March 31, 2004, in light of the levels of past due, nonaccruing, and problem loans, management believed that the reserve for loan losses was a reasonable assessment of estimated and inherent losses in the loan portfolio. The portion of the reserve allocated to new loans was relatively unchanged.

At March 31, 2004, approximately $6.1 million, or 6.7%, of the reserve for loan losses was unallocated. In comparison, approximately $6.1 million, or 6.8%, of the reserve was unallocated at December 31, 2003. At March 31, 2003, approximately $6.1 million, or 7%, of the reserve was unallocated.

Management reassesses the reserve on a quarterly basis as part of the regular application of the reserve methodology. The process that is used to calculate the reserve has provided a high degree of reserve adequacy over an extended period of time, and the Corporation believes that it is sound.

Changes in the regional economy or other external factors could impair the ability of some borrowers to repay their loans. Such an environment would cause management to anticipate increases in nonperforming assets, credit losses, and the provision for loan losses.

Management continually monitors the entire loan portfolio to identify potential problem loans and to avoid disproportionately high concentrations of loans to any one borrower or industry sector. Integral parts of this process include a regular analysis of all past-due loans and the identification of loans that management doubts will be repaid on a timely basis.

At March 31, 2004, management identified approximately $23.1 million of loans that it doubted would be repaid on a timely basis, even though these loans were performing in accordance with their terms or were less than 90 days past due. This compares with $28.5 million of such loans at December 31, 2003, and $32.2 million of such loans at March 31, 2003.

CAPITAL RESOURCES

For the first three months of 2004, the Corporation's capital continued to increase and its capital ratios continued to exceed the Federal Reserve Board's minimum guidelines.

The annualized capital generation rate for the 2004 first quarter was 8.9%, compared with an annualized rate of 6.9% for the 2003 first quarter and 8.7% for the 2003 full year.

Stockholders' equity rose 4.4%, or $35.0 million, to $835.8 million. Between December 31, 2003, and March 31, 2004, additions to capital included:

- $17.8 million, which reflected earnings of $35.7 million net of $17.9 million in cash dividends;

- $4.4 million from the issue of common stock under employment benefit plans;

-        $0.1 million in foreign currency exchange adjustments; and

-        $7.6 million in unrealized gains on securities, net of taxes.

- $12.7 million in common stock issued in connection with the payment of a portion of the purchase price for Balentine Holdings, Inc.

These additions were partially offset by $7.6 million in reductions, which consisted of:

-        $7.4 million for the repurchase of shares; and

- an $0.2 million reclassification adjustment for derivative and securities gains included in net income, net of income taxes.

The Corporation purchased 200,903 shares of its shares during the first three months of 2004 at an average cost of $36.74 and a total cost of $7.4 million. This brought the total number of shares purchased under the 8-million-share program, which commenced in April 2002, to 285,272 shares at a cost of $9.8 million.

The Corporation's capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions. These guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. The following table compares the Corporation's ratios to the guidelines.

                                                                         ADEQUATELY           WELL-
                                                                         CAPITALIZED       CAPITALIZED
CAPITAL RATIO                   MARCH 31, 2004     DECEMBER  31, 2003     MINIMUM            MINIMUM
------------------------------------------------------------------------------------------------------
Total risk-based capital           12.75%             12.45%                 8%               10%
---------------------------------------- ------------------ ------------------------------------ -----
Tier 1 risk-based capital           7.66%              7.46%                 4%                6%
---------------------------------------- ------------------ ------------------------------------ -----
Tier 1 leverage capital             6.38%              6.34%                 4%                5%
------------------------------------------------------------------------------------------------------

On April 15, 2004, the Corporation's Board of Directors raised the quarterly cash dividend from $0.27 to $0.285 per share. This was an increase of 5.6%. The Corporation has paid cash dividends on its common stock every year since 1908, paid quarterly cash dividends every year since 1916, and increased the dividend every year since 1982.

Management reviews the Corporation's capital position and makes adjustments as needed to assure that the capital base is sufficient to satisfy existing and impending regulatory requirements, to meet appropriate standards of safety, and to provide for future growth.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Sarbanes-Oxley Act of 2002 requires the Corporation to disclose off-balance sheet transactions and other contractual obligations that may have a material current or future effect on the financial condition of the Corporation.

In its day-to-day operations, the Corporation employs various financial instruments that generally accepted accounting principles deem to be off-balance sheet arrangements. Under regulatory guidelines, such instruments are considered for the purpose of calculating risk-based capital ratios, but they do not appear on the Corporation's balance sheet.

Such instruments include stand-by and performance letters of credit, unfunded loan commitments, unadvanced lines of credit, and interest rate swaps. The interest rate swaps permit clients to convert floating-rate loan payments to fixed-rate loan payments without exposing the Corporation to interest rate risk. In these arrangements, the

Corporation retains the credit risk associated with the potential failure of counter-parties. The Corporation also uses interest rate swaps to manage interest rate risk associated with its issues of long-term subordinated debt.

At March 31, 2004, the liquidity exposure of the Corporation that was associated with letters of credit, unfunded loan commitments, and unadvanced lines of credit was $3.05 billion.

At March 31, 2004, the Corporation had entered into a total of $959.4 million of interest rate swaps as follows:

- $292.2 million of swaps were associated with loan clients for whom the Corporation exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $292.2 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

- $375.0 million of swaps associated with the Corporation's long-term subordinated debt issues were made with other financial institutions.

The Corporation has two outstanding loans that total $35.5 million from the Federal Home Loan Bank of Pittsburgh. These funds were used to construct Wilmington Trust Plaza, the Corporation's operations center in Wilmington, Delaware, which was completed in 1998.

Many of the Corporation's branch offices in Delaware, and all of its offices outside Delaware, are leased. Lease commitments, net of sublease arrangements, for these locations totaled $41.4 million at March 31, 2004.

At March 31, 2004, the Corporation was the guarantor of two obligations of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty is for 69.14%, which represents the Corporation's ownership interest in CRM, of two lines of credit totaling $8 million, which will expire on December 6, 2004.

The following table summarizes the obligations referenced above and the periods over which they extend.

                                                                                                 MORE
CONTRACTUAL OBLIGATION PAYMENTS                          LESS THAN     1 - 3        3 - 5       THAN 5
DUE BY PERIOD (in millions)                   TOTAL       1 YEAR       YEARS        YEARS       YEARS
--------------------------------------------------------------------------------------------------------
Long-term debt obligations                    $578.0      $22.8        $75.8        $198.9       $280.5
--------------------------------------------------------------------------------------------------------
Operating lease obligations                   $ 41.1      $ 6.7        $17.8        $ 11.5       $  5.1
--------------------------------------------------------------------------------------------------------
Guaranty obligations                          $  8.0      $ 8.0           --            --           --
--------------------------------------------------------------------------------------------------------
Total                                         $627.1      $37.5        $93.6        $210.4       $285.6
--------------------------------------------------------------------------------------------------------

The long-term debt obligations in the table above refer to the Corporation's two outstanding subordinated debt issues and its Federal Home Loan Bank advances. The first debt issue, in the amount of $125 million, was issued in 1998, is due in 2008, and was used in the acquisitions of affiliate money managers CRM and Roxbury Capital Management (RCM). The second debt issue, in the amount of $250 million, was issued in 2003, is due in 2013, and was for general liquidity purposes. All of these debt issues are included in the "Long-term debt" line of the Corporation's balance sheet.

In addition, the acquisition agreements for CRM, RCM, and Balentine & Company, the Corporation's investment counseling firm, permit principal members and certain key employees (principals) of each firm, subject to certain restrictions, to put their interests in their respective firms to the Corporation. For more information on these acquisition agreements, please refer to "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's 2003 Annual Report to Shareholders.

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

OTHER INFORMATION

Accounting pronouncements

Please refer to "Note 10" to the "Consolidated Financial Statements" in this report for a discussion of the impact of recent accounting pronouncements on the Corporation's financial condition and results of operations.

Critical accounting policies and estimates

Management's discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements and during the reporting period. Management evaluates those estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. Management bases its estimates on historical experience and other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and the estimates that are used in preparation of the consolidated financial statements and relate to the reserve for loan losses, stock-based employee compensation, and impairment of goodwill.

Reserve for loan losses: The Corporation maintains a reserve for loan losses that is management's best estimate of known and inherent estimated losses, based on subjective judgments regarding the collectibility of loans within the portfolio. The reserve is reduced by actual credit losses, and is increased by the provision for loan losses and recoveries from loans previously charged-off. Personnel independent of the various lending functions evaluate the reserve on a quarterly basis. The level of the reserve is determined by assigning specific amounts to individually identified problem credits. A general amount is reserved for all other loans. In evaluating the reserve, management gives specific consideration to current micro- and macro-economic factors, historical net loss experience, current delinquency trends, and movement within the internal risk rating classification system. The methodology used to determine the necessary level of the reserve has been applied on a basis consistent with prior periods.

A portion of the reserve is not specifically allocated to the individual components of the portfolio, and represents probable or inherent losses that could be caused by certain business conditions not accounted for otherwise. Typically, business conditions, including current economic and market conditions, portfolio complexity, payment performance, loan portfolio risk rating migration, the level of serious doubt loans, litigation impact, and bankruptcy trends, are the core of the unallocated reserve position. The determination of the reserve is inherently subjective, and it requires material estimates, including with respect to the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the reserve will not be necessary if the quality of loans deteriorates as a result of the factors discussed above.

Management believes that it uses the best information available to make determinations about the reserve and that it has established its existing reserve for loan losses in accordance with generally accepted accounting principles. If circumstances differ substantially from the assumptions used in making those determinations, future adjustments to the reserve may be necessary and results of the Corporation's operations could be affected.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's banking affiliates' reserve for losses on loans. These agencies may require the Corporation to recognize additions to the reserve based on their judgments about information available to them at the time of their examination.

Stock-based employee compensation: The Corporation accounts for its stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of Accounting Principles Board (APB)

Opinion No. 25, rather than the "fair value" approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 123. The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since the Corporation's stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded upon grant. Each year since the inception of SFAS No. 123, the Corporation has disclosed, in the notes to the financial statements contained herein and in its Annual Report to Shareholders, what the earnings impact would have been had the Corporation elected the "fair value" approach under SFAS No. 123. Future earnings would be impacted if any change in generally accepted accounting principles were to limit the continued use of the "intrinsic value" approach. The Financial Accounting Standards Board (FASB) is considering such changes, which were outlined in an exposure draft dated March 31, 2004. Upon their finalization, the new rules will require that options be expensed beginning in 2005.

Impairment of goodwill: Through a series of acquisitions, the Corporation has accumulated goodwill with a net carrying value of $256.0 million at March 31, 2004. Through 2001, this goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warrant a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced, which would result in a reduction in net income.

The 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," eliminated the requirement to amortize goodwill, and substituted impairment testing in its place. The purpose of impairment testing is to ensure that an amount presented in the financial statements for goodwill does not exceed its actual fair value. A methodology that is consistent with how the acquired entity or business was originally valued is to be utilized in testing for impairment on an annual basis. If this testing indicates that the fair value of the asset is less than its book value, an impairment expense must be recorded. There may be more volatility in reported income than under the previous standard, because impairment losses are likely to occur irregularly and in varying amounts. A major portion of the goodwill on the Corporation's books is related to certain of its affiliate asset manager acquisitions. A decline in the fair value of the investment in any of these firms could result in an impairment expense.

Cautionary statement

Estimates, predictions, opinions, or statements of belief in this report might be construed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such statements could relate to identification of trends, statements about the adequacy of the reserve for loan losses, credit quality, the impact of FASB pronouncements on the Corporation, and the effects of asset sensitivity, interest rate changes, and information concerning market risk described in the "Quantitative and Qualitative Disclosures About Market Risk" section of this report. Forward-looking statements are based on current expectations and assessments of potential developments. The Corporation's ability to achieve the results reflected in those statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates, significant changes in banking laws or regulations, increased competition in our businesses, higher-than-expected credit losses, the effects of acquisitions and integration of acquired businesses, unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions, and economic uncertainty created by unrest in other parts of the world.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Corporation's primary market risk lies in its exposure to interest rate volatility. Fluctuations in interest rates impact net interest income, which is an important determinant of the Corporation's financial performance. Through management of its interest rate risk, the Corporation seeks to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

The Corporation employs simulation models to assess interest rate exposure and the effect of variations in interest rates on net interest income. The models evaluate numerous factors, including:

- the composition of assets, liabilities, and off-balance sheet instruments;

-        their respective repricing and maturity characteristics;

-        the level of market interest rates; and

-        other external factors.

The simulations compare multiple interest rate scenarios against a stable interest rate environment. As a general rule, the model employs scenarios in which rates gradually move up or down 250 basis points over a period of one year. The Corporation's objective is to keep market interest rate changes from reducing net interest income by 10% or more within a one-year period.

Because interest rates were at historic lows at March 31, 2004, the declining rate scenario in the simulation model gradually moved down only 100 basis points, until the federal funds rate equaled zero. This prevented the creation of negative interest rates within the model. The rising rate scenario remained able to accommodate a 250-basis-point upside move.

As of March 31, 2004, the model projected that, if interest rates were to experience a gradual decline of 100 basis points, net interest income would decrease 4.59% over a one-year period. At December 31, 2003, the model predicted a 5.33% decrease in net interest income.

Conversely, the model projected that a gradual 250-basis-point increase in market interest rates would cause net interest income to rise 5.55% over a one-year period. At December 31, 2003, the model projected a 6.14% increase.

The preceding paragraphs contain certain forward-looking statements regarding the anticipated effects on the Corporation's net interest income resulting from hypothetical changes in market interest rates. The assumptions the Corporation uses regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the prepayment of residential mortgages, asset-backed securities, and collateralized mortgage obligations play a significant role in the results the simulation model projects. Rate and prepayment assumptions used in the Corporation's simulation model differ for both assets and liabilities in rising, as compared to declining, interest rate environments. Nevertheless, these assumptions are inherently uncertain and, as a result, the simulation model cannot predict precisely the impact of changes in interest rates on net interest income. Management reviews the exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust its sensitivity. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities; changing the number and maturity of funding sources; securitizing assets; and utilizing such derivative contracts as interest rate swaps and interest rate floors.

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

ITEM 2.        CHANGE IN SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                               (d) Maximum
                                                                                                                Number (or
                                                                                                               Approximate
                                                                                    (c) Total Number of      Dollar Value) of
                                                                                     Shares (or Units)       Shares (or Units)
                                            (a) Total                 (b)            Purchased as Part       that May Yet Be
                                            Number of            Average Price          of Publicly          Purchased Under
                                         Shares (or Units)       Paid per Share       Announced Plans         the Plans or
              Period                        Purchased              (or Unit)            or Programs             Programs
-----------------------------------------------------------------------------------------------------------------------------
Month #1
January 1, 2004 - January 31, 2004            11,918                $37.43                11,918                 7,903,713
-----------------------------------------------------------------------------------------------------------------------------
Month #2
February, 1, 2004 - February 29, 2004          6,559                $37.09                 6,559                 7,897,154
-----------------------------------------------------------------------------------------------------------------------------
Month #3
March 1, 2004 - March 31, 2004               182,426                $36.69               182,426                 7,714,728
-----------------------------------------------------------------------------------------------------------------------------
Total                                        200,903                $36.74               200,903                 7,714,728
-----------------------------------------------------------------------------------------------------------------------------

In April 2002 the Corporation announced a plan to repurchase 8 million shares of its stock.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.        OTHER INFORMATION.

Not Applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number         Exhibit
-------        -------
3.1            Amended and Restated Certificate of Incorporation of the Corporation(1)

3.2            Amended and Restated Bylaws of the Corporation(2)

10.59          Limited Liability Company Interest Purchase Agreement dated as of April 2, 2004 among Grant, Tani, Barash & Altman, Inc. Warren Grant, Jane Tani, Corey
               Barash, Howard Altman and GTBA Holdings, Inc. (3)

99.1           Section 302 Certifications

99.2           Section 906 Certification

---------------

(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 2003.

(3)      Filed herewith.

The Corporation filed a current report on Form 8-K on January 16, 2004, under
Item 12 reporting its financial condition and results of operations for the fourth quarter and full year of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WILMINGTON TRUST CORPORATION

Date
May 10, 2004
                                         /s/ Ted T. Cecala
                              -------------------------------------------
                              Name:   Ted T. Cecala
                              Title:  Chairman of the Board and Chief
                                      Executive Officer
                                      (Authorized Officer)

Date
May 10, 2004
                                         /s/ David R. Gibson
                             ---------------------------------------------
                             Name:    David R. Gibson
                             Title:   Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)