Form 10-Q
period 2004-06-30
WILMINGTON TRUST CORP
filed 2004-08-09
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ---------------------- to ------------------------

Commission File Number: 1-14659
                        --------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       51-0328154
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 RODNEY SQUARE NORTH, 1100 NORTH MARKET STREET,
              WILMINGTON, DELAWARE                             19890
-----------------------------------------------    -----------------------------
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

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                     [X] Yes   [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of June 30, 2004
      ------------------------------         -------------------------------
      COMMON STOCK - PAR VALUE $1.00                  66,372,579

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
                          SECOND QUARTER 2004 FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Consolidated Statements of Condition                                1
          Consolidated Statements of Income                                   4
          Consolidated Statements of Cash Flows                               6
          Notes to Consolidated Financial Statements                          8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          20

Item 3    Quantitative and Qualitative Disclosures About Market Risk         43

Item 4    Controls and Procedures                                            45

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                  45

Item 2    Changes in Securities and Use of Proceeds                          46

Item 3    Defaults upon Senior Securities                                    46

Item 4    Submission of Matters to a Vote of Security Holders                46

Item 5    Other Information                                                  47

Item 6    Exhibits and Reports on Form 8-K                                   47

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                ---------------------------
                                                                                 June 30,      December 31,
(in millions)                                                                      2004            2003
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $   402.6          $  210.2
                                                                                ---------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                    67.5               3.8
                                                                                ---------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                        416.9             470.0
       Obligations of state and political subdivisions                               11.0              12.9
       Other securities                                                           1,398.8           1,392.3
-----------------------------------------------------------------------------------------------------------
             Total investment securities available for sale                       1,826.7           1,875.2
                                                                                ---------------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions                                3.0               3.1
       Other securities                                                               0.5               1.1
-----------------------------------------------------------------------------------------------------------
             Total investment securities held to maturity (market values
             of $3.7 and $4.5, respectively)                                          3.5               4.2
                                                                                ---------------------------
Loans:
       Commercial, financial, and agricultural                                    2,408.7           2,275.2
       Real estate-construction                                                     695.9             699.8
       Mortgage-commercial                                                        1,195.8           1,078.2
-----------------------------------------------------------------------------------------------------------
             Total commercial loans                                               4,300.4           4,053.2
                                                                                ---------------------------
       Mortgage-residential                                                         447.6             489.6
       Consumer                                                                   1,132.1           1,077.1
       Secured with liquid collateral                                               603.1             605.4
-----------------------------------------------------------------------------------------------------------
             Total retail loans                                                   2,182.8           2,172.1
                                                                                ---------------------------
             Total loans net of unearned income                                   6,483.2           6,225.3
       Reserve for loan losses                                                      (92.5)            (89.9)
-----------------------------------------------------------------------------------------------------------
             Net loans                                                            6,390.7           6,135.4
                                                                                ---------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Premises and equipment, net                                                         152.5           152.3
Goodwill, net of accumulated amortization
       of $29.8 in 2004 and 2003                                                    268.7           243.2
Other intangible assets, net of accumulated amortization
       of $12.6 in 2004 and $11.1 in 2003                                            28.7            24.0
Accrued interest receivable                                                          37.4            39.5
Other assets                                                                        111.3           132.4
---------------------------------------------------------------------------------------------------------
             Total assets                                                       $ 9,289.6        $8,820.2
                                                                                =========================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

                                                                                ---------------------------
                                                                                 June 30,      December 31,
(in millions)                                                                      2004            2003
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing demand                                               $ 1,207.2          $1,025.5
       Interest-bearing:
             Savings                                                                373.4             369.0
             Interest-bearing demand                                              2,296.5           2,364.1
             Certificates under $100,000                                            762.7             788.3
             Local CDs $100,000 and over                                            155.5             130.3
-----------------------------------------------------------------------------------------------------------
                  Total core deposits                                             4,795.3           4,677.2
             National CDs $100,000 and over                                       1,627.0           1,900.0
-----------------------------------------------------------------------------------------------------------
                  Total deposits                                                  6,422.3           6,577.2
                                                                                ---------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                       1,434.9             820.5
       U.S. Treasury demand                                                          64.1              48.3
       Line of credit                                                                  --               8.0
-----------------------------------------------------------------------------------------------------------
             Total short-term borrowings                                          1,499.0             876.8
                                                                                ---------------------------
Accrued interest payable                                                             20.9              23.6
Other liabilities                                                                   121.6             134.5
Long-term debt                                                                      398.0             407.1
-----------------------------------------------------------------------------------------------------------
             Total liabilities                                                    8,461.8           8,019.2
                                                                                ---------------------------
Minority interest                                                                     1.4               0.2
                                                                                ---------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                                   78.5              78.5
       Capital surplus                                                               67.9              54.6
       Retained earnings                                                            983.8             948.4
       Accumulated other comprehensive loss                                         (33.5)            (16.1)
-----------------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                      1,096.7           1,065.4

Less:  Treasury stock, at cost, 12,155,767 and
            12,465,014 shares, respectively                                        (270.3)           (264.6)
-----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    826.4             800.8
                                                                                ---------------------------
      Total liabilities and stockholders' equity                                $ 9,289.6          $8,820.2
                                                                                ===========================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                          -----------------------------------------------------------------
                                                          For the three months ended               For the six months ended
                                                                   June 30,                                 June 30,
                                                          -----------------------------------------------------------------
(in millions; except per share data)                         2004            2003                     2004           2003
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME

Interest and fees on loans                                 $   74.0       $    76.9                $   146.8       $  154.0
Interest and dividends on investment securities:
     Taxable interest                                          15.6            15.7                     31.6           29.3
     Tax-exempt interest                                        0.1             0.3                      0.4            0.5
     Dividends                                                  1.9             1.7                      3.7            3.5
Interest on federal funds sold and securities
     purchased under agreements to resell                        --             0.1                      0.1            0.2
---------------------------------------------------------------------------------------------------------------------------
     Total interest income                                     91.6            94.7                    182.6          187.5
                                                           ----------------------------------------------------------------
Interest on deposits                                           12.3            16.9                     25.5           35.7
Interest on short-term borrowings                               3.8             3.9                      7.0            7.0
Interest on long-term debt                                      3.3             3.7                      6.1            6.3
---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                    19.4            24.5                     38.6           49.0
                                                           ----------------------------------------------------------------
Net interest income                                            72.2            70.2                    144.0          138.5
Provision for loan losses                                      (3.2)           (5.9)                    (8.8)         (10.8)
---------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                      69.0            64.3                    135.2          127.7
                                                           ----------------------------------------------------------------
NONINTEREST INCOME
Advisory fees:
     Wealth Advisory Services:
          Trust and investment advisory fees                   26.9            23.2                     53.7           46.0
          Mutual fund fees                                      4.9             5.6                     10.1           11.3
          Other service fees                                    5.6             4.3                     13.2            9.4
---------------------------------------------------------------------------------------------------------------------------
               Total Wealth Advisory Services                  37.4            33.1                     77.0           66.7
                                                           ----------------------------------------------------------------
     Corporate Client Services:
          Capital markets services                              8.3             7.6                     16.2           13.9
          Entity management services                            5.4             5.3                     10.9           10.2
          Retirement services                                   3.2             2.3                      5.9            4.7
          Cash management services                              1.5             1.3                      3.3            2.6
---------------------------------------------------------------------------------------------------------------------------
               Total Corporate Client Services                 18.4            16.5                     36.3           31.4
                                                           ----------------------------------------------------------------
     Cramer Rosenthal McGlynn                                   2.5             1.1                      4.6            1.8
     Roxbury Capital Management                                 0.2            (1.2)                     0.4           (2.1)
---------------------------------------------------------------------------------------------------------------------------
          Advisory fees                                        58.5            49.5                    118.3           97.8

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

     Amortization of affiliate other intangibles               (0.5)           (0.3)                    (0.8)          (0.6)
---------------------------------------------------------------------------------------------------------------------------
          Advisory fees after amortization
               of affiliate other intangibles                  58.0            49.2                    117.5           97.2
                                                           ----------------------------------------------------------------
Service charges on deposit accounts                             8.1             7.8                     16.3           15.1
Loan fees and late charges                                      1.2             2.4                      2.9            4.4
Card fees                                                       2.3             2.4                      4.4            5.0
Other noninterest income                                        0.6             1.2                      1.8            2.5
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                  70.2            63.0                    142.9          124.2
                                                           ----------------------------------------------------------------
     Net interest and noninterest income                      139.2           127.3                    278.1          251.9
                                                           ----------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                             32.4            31.2                     64.8           61.0
Incentives and bonuses                                          6.4             4.3                     14.7           13.7
Employment benefits                                            10.0             8.9                     20.9           18.5
Net occupancy                                                   5.0             5.0                     10.3           10.4
Furniture, equipment, and supplies                              7.8             7.3                     15.4           14.7
Advertising and contributions                                   2.8             2.8                      4.4            4.6
Servicing and consulting fees                                   5.0             3.9                      9.6            7.9
Travel, entertainment, and training                             2.3             1.9                      4.0            3.4
Originating and processing fees                                 2.0             1.8                      4.1            3.6
Other noninterest expense                                       8.7            10.0                     17.4           18.9
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                 82.4            77.1                    165.6          156.7
                                                           ----------------------------------------------------------------
NET INCOME
     Income before income taxes and minority
         interest                                              56.8            50.2                    112.5           95.2
Income tax expense                                             19.9            17.4                     39.6           32.8
---------------------------------------------------------------------------------------------------------------------------
     Net income before minority interest                       36.9            32.8                     72.9           62.4
Minority interest                                               0.4             0.2                      0.8            0.4
---------------------------------------------------------------------------------------------------------------------------
     Net income                                            $   36.5       $    32.6                $    72.1       $   62.0
                                                           ================================================================
Net income per share:
     Basic                                                 $   0.55       $    0.50                $    1.09       $   0.94
                                                           ================================================================
     Diluted                                               $   0.54       $    0.49                $    1.07       $   0.94
                                                           ================================================================
Weighted average shares outstanding:
     Basic                                                   66,309          65,790                   66,234         65,741
     Diluted                                                 67,454          66,195                   67,474         66,184

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                          ---------------------------
                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                          ---------------------------
(in millions)                                                                              2004                2003
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                           $  72.1             $  62.0
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                    8.8                10.8
                 Provision for depreciation and other amortization                            9.4                 9.5
                 Amortization of other intangible assets                                      1.5                 1.2
                 Minority interest in net income                                              0.8                 0.4
                 Amortization of investment securities available for sale
                        discounts and premiums                                                6.9                 6.3
                 Deferred income taxes                                                       (0.7)               (1.0)
                 Originations of residential mortgages available for sale                   (40.1)              (94.4)
                 Gross proceeds from sales of residential mortgages                          40.9                96.5
                 Gains on sales of residential mortgages                                     (0.8)               (2.1)
                 (Increase)/decrease in other assets                                         21.4                 4.4
                 Decrease in other liabilities                                               (5.8)              (31.3)
---------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                            114.4                62.3
                                                                                          ---------------------------


INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                          6.7                 0.2
     Proceeds from maturities of investment securities available for sale                   657.3               598.1
     Proceeds from maturities of investment securities held to maturity                       0.7                 0.2
     Purchases of investment securities available for sale                                 (649.3)           (1,218.0)
     Investments in affiliates                                                              (16.3)               (7.0)
     Purchases of residential mortgages                                                      (5.2)               (2.4)
     Net increase in loans                                                                 (258.9)              (44.5)
     Purchases of premises and equipment                                                    (26.2)              (14.1)
     Dispositions of premises and equipment                                                  16.8                 7.9
---------------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                             (274.4)             (679.6)
                                                                                          ---------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

FINANCING ACTIVITIES
     Net increase in demand, savings, and interest-bearing
            demand deposits                                                                 118.5             243.1
     Net decrease in certificates of deposit                                               (273.4)            (91.9)
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                                  614.4             400.6
     Net increase/(decrease) in U.S. Treasury demand                                         15.8              (9.4)
     Proceeds from issuance of long-term debt                                                  --             260.3
     Maturity of long-term debt                                                              (9.1)               --
     Net decrease in line of credit                                                          (8.0)            (10.0)
     Cash dividends                                                                         (36.7)            (34.5)
     Distributions to minority shareholders                                                  (0.8)             (0.5)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                       10.6               6.6
     Payments for common stock acquired through buybacks                                    (15.2)             (0.5)
-------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                           416.1             763.8
                                                                                          -------------------------
     Increase in cash and cash equivalents                                                  256.1             146.5
     Cash and cash equivalents at beginning of period                                       214.0             248.9
-------------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                       $ 470.1           $ 395.4
                                                                                          =========================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                      $  41.4           $  50.0
            Taxes                                                                            47.0              38.0
     In conjunction with the acquisition of Balentine & Company, LLC, Cramer
            Rosenthal McGlynn, LLC, Roxbury Capital Management, LLC, and Camden
            Partners Holdings, LLC, liabilities were assumed as follows:
            Fair value of assets acquired                                                 $  18.0           $   6.9
            Goodwill acquired                                                                13.2                --
            Common stock issued                                                             (12.9)               --
            Cash paid                                                                       (18.3)             (6.9)
-------------------------------------------------------------------------------------------------------------------
     Liabilities assumed                                                                  $    --           $    --
                                                                                          =========================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Notes to Unaudited Consolidated Financial Statements

Note 1 - Stock-based Compensation Plans
---------------------------------------

At June 30, 2004, the Corporation had three types of stock-based compensation plans, which are described in "Note 15" to the "Consolidated Financial Statements" included in the Corporation's 2003 Annual Report to Shareholders.

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

If compensation cost for the Corporation's three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income would have been as follows:

                                                        ------------------------------------------------------------
                                                        For the three months ended          For the six months ended
                                                                  June 30,                           June 30,
                                                        ------------------------------------------------------------
(in millions, except per share amounts)                      2004            2003              2004           2003
--------------------------------------------------------------------------------------------------------------------
Net income:
As reported                                                $  36.5         $  32.6           $  72.1         $  62.0
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                               (1.9)           (1.4)             (2.6)           (1.8)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                                       $  34.6         $  31.2           $  69.5         $  60.2

Basic earnings per share:
As reported                                                $  0.55         $  0.50           $  1.09         $  0.94
Pro forma                                                     0.52            0.47              1.05            0.92

Diluted earnings per share:
As reported                                                $  0.54         $  0.49           $  1.07         $  0.94
Pro forma                                                     0.51            0.47              1.03            0.91

The Corporation made grants of restricted stock to certain employees. The value of these awards is amortized into compensation expense over the applicable vesting period. Forfeitures are recorded as incurred. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership. The Corporation recognized expense in connection with restricted stock awards for the three- and six-month periods ended June 30, 2004, of $0.0 million and $0.1 million, respectively.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Note 2 - Accounting and Reporting Policies
------------------------------------------

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

Note 3 - Comprehensive Income
-----------------------------

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                               --------------------------------------------------------
                                                               For the three months ended      For the six months ended
                                                                         June 30,                        June 30,
                                                               --------------------------------------------------------
(in millions)                                                    2004               2003           2004           2003
-----------------------------------------------------------------------------------------------------------------------
Net income                                                     $  36.5            $  32.6        $  72.1        $  62.0

Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities              (24.8)               6.3          (17.2)           5.8
Reclassification adjustment for derivative gains
     included in net income                                       (0.1)              (0.1)          (0.1)          (0.1)
Foreign currency translation adjustments                            --                0.2           (0.1)           0.1
                                                               --------------------------------------------------------
Total comprehensive income                                     $  11.6            $  39.0        $  54.7        $  67.8
                                                               ========================================================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Note 4  - Earnings Per Share
----------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                                        ------------------------------------------------------
                                                        For the three months ended    For the six months ended
                                                                 June 30,                      June 30,
                                                        ------------------------------------------------------
(in millions; except per share data)                       2004            2003           2004          2003
--------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                          $  36.5          $  32.6       $  72.1        $  62.0
--------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                   66.3             65.8          66.2           65.7
--------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                             1.2              0.4           1.3            0.5
--------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                    67.5             66.2          67.5           66.2
--------------------------------------------------------------------------------------------------------------
Basic earnings per share                                 $  0.55          $  0.50       $  1.09        $  0.94
==============================================================================================================
Diluted earnings per share                               $  0.54          $  0.49       $  1.07        $  0.94
==============================================================================================================
Cash dividends per share                                 $ 0.285          $  0.27       $ 0.555        $ 0.525

The number of anti-dilutive stock options excluded was 1.0 million for the three- and six-month periods ended June 30, 2004. The number of anti-dilutive stock options excluded was 2.7 million for the three- and six-month periods ended June 30, 2003.

Note 5  - Segment Reporting
---------------------------

For the purposes of segment reporting, the Corporation discusses its business in four segments. There is a segment for each of the Corporation's three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services, as well as a segment for Affiliate Money Managers.

This segment reporting methodology was first implemented for the three and nine months ended September 30, 2003, and included in the Form 10-Q the Corporation filed with the Securities and Exchange Commission on November 14, 2003. Segment reporting for the three months and six months ended June 30, 2003, has been revised to reflect that change, and all prior period amounts have been restated accordingly. The new methodology employs activity-based costing principles to assign corporate overhead expenses to each segment. In addition, funds transfer pricing concepts are used to credit and charge segments for funds provided and funds used.

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

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

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

The Affiliate Money Managers segment includes contributions from Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM), which are based on the Corporation's partial ownership interest in each firm. Services provided by these two affiliates include fixed income and equity investing services and investment portfolio management services. Neither CRM's or RCM's results are consolidated in the Corporation's financial statements.

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

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Financial data by segment for the quarters ended June 30, 2004, and June 30, 2003, is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                       Wealth     Corporate    Affiliate
                                                           Regional   Advisory      Client       Money
 Quarter ended June 30, 2004 (in millions)                 Banking    Services     Services     Managers      Totals
--------------------------------------------------------------------------------------------------------------------
Net interest income                                        $ 65.3      $  5.9       $  2.1       $ (1.1)      $ 72.2
Provision for loan losses                                    (3.1)       (0.1)          --           --         (3.2)
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision                          62.2         5.8          2.1         (1.1)        69.0
Advisory fees:
     Wealth Advisory Services                                 0.5        34.6          2.3           --         37.4
     Corporate Client Services                                0.2          --         18.2           --         18.4
     Affiliate Money Managers                                  --          --           --          2.7          2.7
--------------------------------------------------------------------------------------------------------------------
         Advisory fees                                        0.7        34.6         20.5          2.7         58.5
     Amortization of other intangibles                         --        (0.1)        (0.2)        (0.2)        (0.5)
--------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                            0.7        34.5         20.3          2.5         58.0
Other noninterest income                                     10.3         1.5          0.4           --         12.2
--------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                          73.2        41.8         22.8          1.4        139.2
Noninterest expense                                         (35.7)      (31.2)       (15.5)          --        (82.4)
--------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                         $ 37.5      $ 10.6       $  7.3       $  1.4       $ 56.8
====================================================================================================================
Depreciation and amortization                              $  5.3      $  2.0       $  1.4       $  0.2       $  8.9

--------------------------------------------------------------------------------------------------------------------
                                                                       Wealth     Corporate    Affiliate
                                                           Regional   Advisory      Client       Money
 Quarter ended June 30, 2003 (in millions)                 Banking    Services     Services     Managers      Totals
--------------------------------------------------------------------------------------------------------------------
Net interest income                                        $ 63.1     $   6.5      $   2.8      $  (2.2)      $ 70.2
Provision for loan losses                                    (5.7)       (0.2)          --           --         (5.9)
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision                          57.4         6.3          2.8         (2.2)        64.3
Total advisory fees:

     Wealth Advisory Services                                 0.7        30.0          2.4           --         33.1
     Corporate Client Services                                0.3          --         16.2           --         16.5
     Affiliate Money Managers                                  --          --           --         (0.1)        (0.1)
--------------------------------------------------------------------------------------------------------------------
         Advisory fees                                        1.0        30.0         18.6         (0.1)        49.5
     Amortization of other intangibles                         --        (0.1)        (0.2)          --         (0.3)
--------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                            1.0        29.9         18.4         (0.1)        49.2
Other noninterest income                                     12.9         0.4          0.5         ----         13.8
--------------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Net interest and noninterest income                          71.3        36.6         21.7         (2.3)       127.3
Noninterest expense                                         (34.2)      (27.9)       (15.0)        ----        (77.1)
--------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                         $ 37.1     $   8.7      $   6.7      $  (2.3)      $ 50.2
====================================================================================================================
Depreciation and amortization                              $  5.7     $   1.9      $   1.4      $   0.1       $  9.1

-----------------------------------------------------------------------------------------------------------------------
                                                                       Wealth     Corporate    Affiliate
                                                           Regional   Advisory      Client       Money
Year-to-Date June 30, 2004 (in millions)                   Banking    Services     Services     Managers        Totals
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  129.6   $   12.4     $    4.4     $  (2.4)      $   144.0
Provision for loan losses                                      (8.5)      (0.3)          --          --            (8.8)
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision                           121.1       12.1          4.4        (2.4)          135.2
Total advisory fees:
     Wealth Advisory Services                                   1.0       71.0          5.0          --            77.0
     Corporate Client Services                                  0.5         --         35.8          --            36.3
     Affiliate Money Managers                                    --         --           --         5.0             5.0
-----------------------------------------------------------------------------------------------------------------------
         Advisory fees                                          1.5       71.0         40.8         5.0           118.3
     Amortization of other intangibles                           --       (0.2)        (0.3)       (0.3)           (0.8)
-----------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                              1.5       70.8         40.5         4.7           117.5
Other noninterest income                                       23.0        1.7          0.7          --            25.4
-----------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                           145.6       84.6         45.6         2.3           278.1
Noninterest expense                                           (69.8)     (64.1)       (31.7)         --          (165.6)
-----------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                         $   75.8   $   20.5     $   13.9     $   2.3       $   112.5
=======================================================================================================================
Depreciation and amortization                              $   10.7   $    3.9     $    2.8     $   0.4       $    17.8
Investment in equity method investees                            --         --           --       254.1           254.1
Segment average assets                                      7,366.1    1,146.3        202.7       242.5         8,957.6

---------------------------------------------------------------------------------------------------------------------
                                                                       Wealth     Corporate    Affiliate
                                                           Regional   Advisory      Client       Money
Year-to-Date June 30, 2003 (in millions)                   Banking    Services     Services     Managers      Totals
---------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  124.4   $   12.5     $    5.3     $  (3.7)     $  138.5
Provision for loan losses                                     (10.5)      (0.3)          --          --         (10.8)
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision                           113.9       12.2          5.3        (3.7)        127.7
Total advisory fees:
     Wealth Advisory Services                                   1.3       60.5          4.9          --          66.7
     Corporate Client Services                                  0.7         --         30.7          --          31.4
     Affiliate Money Managers                                    --         --           --        (0.3)         (0.3)
---------------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

         Advisory fees                                          2.0       60.5         35.6        (0.3)         97.8
     Amortization of other intangibles                           --       (0.2)        (0.3)       (0.1)         (0.6)
---------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                              2.0       60.3         35.3        (0.4)         97.2
Other noninterest income                                       25.3        0.9          0.8          --          27.0
---------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                           141.2       73.4         41.4        (4.1)        251.9
Noninterest expense                                           (69.2)     (58.4)       (29.1)         --        (156.7)
---------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                         $   72.0   $   15.0     $   12.3     $  (4.1)     $   95.2
=====================================================================================================================
Depreciation and amortization                              $   10.3   $    3.8     $    2.7     $   0.2      $   17.0
Investment in equity method investees                            --         --           --       245.2         245.2
Segment average assets                                      6,860.9    1,058.3        203.2       242.1       8,364.5

Note 6 - Derivative and Hedging Activities
------------------------------------------

From time to time, the Corporation enters into interest rate swap and interest rate floor contracts to manage interest rate risk and to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans.

When the index is equal to or above the strike rate, no payments are made or received by the Corporation.

Swaps are contracts to exchange, at specified intervals, the difference between fixed- and floating-rate interest amounts computed on contractual notional principal amounts.

The Corporation employs interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing the Corporation to interest rate risk. In these arrangements, the Corporation retains the credit risk associated with the potential failure of counter-parties. The Corporation also uses interest rate swaps to manage interest rate risk associated with its issues of long-term subordinated debt.

At June 30, 2004, the Corporation had entered into a total of $988.1 million notional amount of interest rate swaps as follows:

- $306.5 million of swaps were associated with loan clients for whom the Corporation exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $306.5 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

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

For the second quarter of 2004, approximately $77,100 of gains, resulting from the sale of floors in 2001, in "Accumulated other comprehensive income" were reclassified to earnings.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

During the 12 months ending June 30, 2005, approximately $308,400 of gains in "Accumulated other comprehensive income" are expected to be reclassified to earnings.

The Corporation does not hold or issue derivative financial instruments for trading purposes.

Note 7 - Goodwill and Other Intangible Assets
---------------------------------------------

A summary of goodwill and other intangible assets is as follows:

                                                        June 30, 2004                                 December 31, 2003
                                          ----------------------------------------------------------------------------------------
                                            Gross                          Net            Gross                              Net
                                          carrying        Accumulated    carrying        carrying        Accumulated      carrying
(in millions)                              amount        amortization     amount          amount        amortization       amount
----------------------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)                  $  298.5          $  29.8      $  268.7        $  273.0          $  29.8        $  243.2
                                          ========================================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights             $    7.7          $   4.5      $    3.2        $    7.2          $   4.0        $    3.2
    Customer lists                            24.9              5.8          19.1            19.1              4.8            14.3
    Acquisition costs                          1.7              1.7            --             1.7              1.7              --
    Other intangibles                          0.7              0.7            --             0.7              0.6             0.1
Nonamortizing
     Other intangible assets                   6.4               --           6.4             6.4               --             6.4
----------------------------------------------------------------------------------------------------------------------------------
Total other intangibles                   $   41.4          $  12.7      $   28.7        $   35.1          $  11.1        $   24.0
                                          ========================================================================================

Amortization expense of other intangible assets for the three months and six months ended June 30 is as follows:

                                                                          ----------------------------------------------------------
                                                                          For the three months ended        For the six months ended
                                                                                            June 30,                        June 30,
                                                                          ----------------------------------------------------------
(in millions)                                                                2004            2003             2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Amortization expense                                                       $   0.8         $   0.6          $   1.5         $   1.2

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in millions)
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2005                                                                                          $  3.7
For the year ended December 31, 2006                                                                                             3.5
For the year ended December 31, 2007                                                                                             2.8
For the year ended December 31, 2008                                                                                             2.3
For the year ended December 31, 2009                                                                                             2.1

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

The changes in the carrying amount of goodwill for the six months ended June 30 are as follows:

                                                                    2004
                                     -----------------------------------------------------------------------
                                                    Wealth          Corporate       Affiliate
                                     Regional      Advisory           Client          Money
(in millions)                        Banking       Services          Services       Managers         Total
------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2004        $   3.8        $   4.4          $   7.8        $  227.2        $  243.2
Goodwill acquired                         --           13.2               --            12.3            25.5
------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2004          $   3.8        $  17.6          $   7.8        $  239.5        $  268.7
                                     =======================================================================

                                                                    2003
                                     -----------------------------------------------------------------------
                                                    Wealth          Corporate       Affiliate
                                     Regional      Advisory           Client          Money
(in millions)                        Banking       Services          Services       Managers         Total
------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2003        $   3.8        $   4.4          $   7.2        $  224.8        $  240.2
Goodwill acquired                         --             --               --             6.9             6.9
Increase in carrying value due
 to foreign currency translation
 adjustments                              --             --              0.2              --             0.2
------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2003          $   3.8        $   4.4          $   7.4        $  231.7        $  247.3
                                     =======================================================================

The goodwill acquired in 2004 includes $12.9 million recorded in connection with the payment of a portion of the purchase price for the Corporation's interest in Balentine Delaware Holding Company, LLC, $12.3 million recorded in connection with an increase in WTI's equity interest in Cramer Rosenthal McGlynn, and $0.3 million recorded in connection with the Balentine Delaware Holding Company, LLC acquisition of the remaining interests in Balentine & Company of Tennessee, LLC. The goodwill acquired in 2003 includes $6.7 million recorded in connection with increases in WTI's equity interest in Cramer Rosenthal McGlynn and $0.2 million recorded in connection with increases in WTI's equity interest in Camden Partners Holdings.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

The following table lists other intangible assets acquired during the six months ended June 30.

                                                          2004                                            2003
                                       ---------------------------------------------------------------------------------------
                                                                         Weighted                                  Weighted
                                                                         average                                    average
                                                                      amortization                                amortization
                                         Amount        Residual           period        Amount       Residual         period
(in millions)                           assigned         value           in years      assigned       value          in years
------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                $   0.5           --                 8         $   0.8          --               8
Customer lists                               5.6           --                20              --          --              --
Customer list increase in carrying
     value due to foreign currency
     translation adjustments                 0.1           --                                --          --
                                         --------------------                           -------------------
                                         $   6.2           --                           $   0.8          --
                                         ====================                           ===================

A proforma summary of goodwill and other intangible assets, including the additional amounts related to the Corporation's acquisition of the remaining interests in Balentine Delaware Holding Company, LLC, on July 1, 2004, and described under the caption "Subsequent Event" on page 42, is as follows:

                                                        July 1, 2004                                  December 31, 2003
                                         -----------------------------------------------------------------------------------------
                                            Gross                           Net           Gross                              Net
                                          carrying       Accumulated     carrying        carrying       Accumulated       carrying
(in millions)                              amount        amortization     amount          amount        amortization       amount
----------------------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)                  $  358.9         $   29.8      $  329.1        $  273.0          $  29.8        $  243.2
                                          ========================================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights             $    7.7         $    4.5      $    3.2        $    7.2          $   4.0        $    3.2
    Customer lists                            31.7              5.8          25.9            19.1              4.8            14.3
    Acquisition costs                          1.7              1.7            --             1.7              1.7              --
    Other intangibles                          0.7              0.7            --             0.7              0.6             0.1
Nonamortizing
     Other intangible assets                   6.4               --           6.4             6.4               --             6.4
----------------------------------------------------------------------------------------------------------------------------------
Total other intangibles                   $   48.2         $   12.7      $   35.5        $   35.1          $  11.1        $   24.0
                                          ========================================================================================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Note 8 - Components of Net Periodic Benefit Cost
------------------------------------------------

The following table reflects the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three and six months ended June 30, 2004, and 2003. Descriptions of these plans are contained in "Note 15" to the "Consolidated Financial Statements" in the Corporation's Annual Report to Shareholders for 2003.

                                                     Pension benefits              SERP benefits        Postretirement benefits
For the three months ended                        -----------------------------------------------------------------------------
June 30, 2004 (in millions)                        2004            2003         2004          2003         2004           2003
-------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                      $   1.6        $   1.6       $   0.1      $   0.1       $   0.3       $   0.2
Interest cost                                         2.1            2.7           0.3          0.3           0.6           0.6
Expected return on plan assets                       (2.8)          (3.4)           --           --            --            --
Amortization of transition
obligation/(asset)                                   (0.2)          (0.3)           --           --            --            --
Amortization of prior service cost                    0.2            0.3           0.1          0.1            --            --
Recognized actuarial (gain)/loss                      0.2             --           0.1           --           0.2           0.1
-------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $   1.1        $   0.9       $   0.6      $   0.5       $   1.1       $   0.9
                                                  =============================================================================
Employer contributions                            $    --        $    --       $   0.1      $   0.1       $   0.9       $   0.8

                                                     Pension benefits              SERP benefits        Postretirement benefits
For the six months ended                          -----------------------------------------------------------------------------
June 30, 2004 (in millions)                        2004            2003         2004          2003         2004           2003
-------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                      $   3.1        $   3.2       $   0.3      $   0.3       $   0.5       $   0.5
Interest cost                                         4.4            5.5           0.5          0.6           1.4           1.2
Expected return on plan assets                       (5.6)          (6.8)           --           --            --            --
Amortization of transition
obligation/(asset)                                   (0.4)          (0.5)           --           --            --            --
Amortization of prior service cost                    0.4            0.5           0.2          0.1            --            --
Recognized actuarial (gain)/loss                      0.4             --           0.2          0.1           0.3           0.3
-------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $   2.3        $   1.9       $   1.2      $   1.1       $   2.2       $   2.0
                                                  =============================================================================
Employer contributions                            $    --        $  15.0       $   0.2      $   0.2       $   1.9       $   1.5

Expected annual contributions                          --                          0.5                        3.8

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Note 9 - Temporarily Impaired Investment Securities
---------------------------------------------------

At June 30, 2004, the Corporation's investment portfolio had an estimated market value of $1.3 billon and gross unrealized losses of $32.1 million. Although the negative impact of recent corporate scandals on credit spreads and credit quality has improved, a rise in the benchmark interest rates precipitated by an improving economy and inflation concerns has caused market values to decline across all sectors of investments. A continuation of rising rates will adversely impact the fair value of fixed rate securities and create additional unrealized losses. This impairment is temporary and will correct itself when the cyclical nature of the economy causes rates to decline.

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that are temporarily impaired.

                                               Less than 12 months            12 months or longer                    Total
                                            ---------------------------------------------------------------------------------------
                                            Estimated                      Estimated                        Estimated
                                              market       Unrealized        market       Unrealized          market     Unrealized
(in millions)                                 value          losses          value          losses            value        losses
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004
Other securities:
     U.S. Treasury and government
       agencies                             $   248.9       $    2.7        $      --       $     --        $   248.9      $   2.7
     Preferred stock                             32.8            2.9              4.7            0.5             37.5          3.4
     Mortgage-backed securities                 835.0           14.4             60.5           10.4            895.5         24.8
     Other debt securities                       99.2            0.8             49.8            0.4            149.0          1.2
----------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities       $ 1,215.9       $   20.8        $   115.0       $   11.3        $ 1,330.9      $  32.1
                                            ======================================================================================

Note 10 - Accounting Pronouncements
-----------------------------------

FIN No.46R: On December 24, 2003, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R or the Interpretation)," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)," which was issued on January 17, 2003. FIN 46R requires that an enterprise review its degree of involvement in an entity to determine if consolidation of the entity is required or if disclosures are required about an enterprise's level of involvement in the entity. Public companies must apply either FIN 46 or FIN 46R to entities considered to be special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The application of this Interpretation did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity, nor has there been any requirement for disclosure under the Interpretation.

SFAS No. 148: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

interim financial statements. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. The Corporation uses the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. The Corporation has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on the Corporation's consolidated earnings, financial condition, or equity. On March 31, 2004, the FASB issued an exposure draft that would eliminate the use of the intrinsic-value method of accounting for stock-based compensation for fiscal years beginning after December 15, 2004. The Statement is expected to be finalized in the fourth quarter of 2004 and a final effective date established at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW
----------------

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

The Corporation and its affiliates also have offices in the Cayman Islands, the Channel Islands, and London, and other affiliates in Dublin and Milan.

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

The Regional Banking business targets consumer clients in the state of Delaware and commercial clients throughout the Delaware Valley region. In its commercial banking business, the Corporation targets family-owned or closely held businesses with annual sales of up to $250 million where there are opportunities to develop advisory as well as lending relationships.

The Corporation and its subsidiaries are subject to regulation by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Delaware Department of Banking, the Pennsylvania Department of Banking, and certain other federal and state authorities.

In addition to its wholly owned subsidiaries, the Corporation holds ownership interests in two affiliate money managers:

- Cramer Rosenthal McGlynn, LLC (CRM), which is a New-York based value-style manager; and

- Roxbury Capital Management, LLC (RCM), which is a Santa Monica-based growth-style manager.

For the purposes of segment reporting, the income, expenses, and assets that the Corporation receives from CRM and RCM are combined into one segment. For more information about segment reporting, please refer to "Note 5" of the "Notes to Consolidated Financial Statements" in this report.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

SUMMARY OF RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------

Strong results in each of the Corporation's businesses produced double-digit growth in net income and earnings per share for the second quarter and first six months of 2004. This performance was achieved opposite higher expenses and a lower net interest margin for both periods.

Each business engaged new clients and developed additional business with existing clients. Results from the affiliate money managers improved significantly. The economy continued to rebound. Interest rates remained stable and equity markets stayed above their prior-year levels for both periods. Loan balances continued to grow and credit quality measures were among the strongest in the Corporation's history.

For the second quarter of 2004, net income was $36.5 million and earnings per share, on a diluted basis, were $0.54. These were increases of 12.0% and 10.2%, respectively, from the 2003 second quarter. Highlights of the 2004 second quarter included:

-     A 13.0% increase in Wealth Advisory Services income;

-     An 11.5% increase in Corporate Client Services income;

- Record high assets under management at affiliate money manager Cramer Rosenthal McGlynn and a doubling of income from that firm;

-     Continued profitability at affiliate money manager Roxbury Capital
      Management;

- The 13th consecutive quarter of increases in loan balances, which reached $6.42 billion, on average, and rose 6.3% from the second quarter of last year;

-     Core deposit balances that rose 4.7% to $4.49 billion, on average;

- Stabilization in the net interest margin of 3.52%, which was 10 basis points lower than for the 2003 second quarter but only 1 basis point lower than for the 2004 first quarter;

- Exceptionally strong credit quality, with a net charge-off ratio of 3 basis points; and

- A moderate rise in expenses as the Corporation continued to invest for future business growth.

Second quarter 2004 results followed the strong first quarter performance and combined to produce year-to-date net income of $72.1 million, which was 16.3% higher than for the first six months of 2003.

For the first six months of 2004, earnings per share, on a diluted basis, were $1.07. This was 13.8% higher than for the first half of 2003.

In addition to record levels of loan growth and double-digit increases in advisory income, year-to-date 2004 increases reflected the comparative weakness of the first quarter of 2003. During that quarter, the growth in loan balances and the advisory businesses were offset by the low interest rate environment, lower equity market levels, a loss in affiliate money manager income, and continued compression in the net interest margin.

On an annualized basis, second quarter 2004 results produced a return on average assets of 1.63% and a return on average stockholders' equity of 17.82%. These were increases from the 2003 annualized second quarter returns of 1.53% and 17.04%, respectively.

In April 2004 the Corporation announced its 23rd consecutive year of increases in the cash dividend. The quarterly cash dividend was raised by 5.6% from $0.27 per share to $0.285 per share, or $1.14 per share on an annualized basis.

STATEMENT OF CONDITION
----------------------
This section discusses changes in the balance sheet for the period between December 31, 2003, and June 30, 2004. All balances referenced in this section are period-end balances unless otherwise noted.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

ASSETS
------

Total assets rose 5.3% to $9.29 billion as a result of higher balances in earning assets, including the commercial loan portfolio and the investment securities portfolio. Earning assets increased 3.4% to $8.38 billion. Approximately 95% of the growth in earning assets was due to an increase in loan balances of $257.9 million.

INVESTMENT SECURITIES
---------------------

On a percentage basis, the composition of assets within the investment portfolio remained relatively unchanged, as the following table illustrates.

     COMPOSITION AT PERIOD-END                                         2004 Q2      2003 Q4      2003 Q2
-----------------------------------                                    -------      -------      -------
Mortgage-backed securities and
collateralized mortgage obligations                                       52%          52%          52%
U.S. treasuries                                                           11%          11%          17%
Corporate issues                                                          14%          14%          11%
U.S. government agencies                                                  13%          13%          10%
Money market preferred stocks                                              6%           8%           8%
Municipal bonds                                                            1%           1%           1%
Other                                                                      3%           1%           1%

At June 30, 2004, approximately 98% of the mortgage-backed securities in the portfolio were invested in fixed-rate instruments with terms of 15 years or less. Management believes that duration and risk can be managed more effectively by investing in mortgage-related instruments than by retaining individual residential mortgage loans on the balance sheet.

The average life of mortgage-backed instruments in the investment portfolio was
4.67 years at June 30, 2004, and the duration was 4.54. The corresponding life and duration at December 31, 2003, were 4.50 and 4.50, respectively.

At June 30, 2004, the average life of the total investment portfolio was 6.67 years and the duration was 3.07. In comparison, at December 31, 2003, the average life was 5.67 years and the duration was 2.81.

The increases in average life and duration reflected the rising interest rate environment. Most of the changes were associated with callable agency securities and management's assumptions that these instruments will be held to maturity due to higher interest rates. In addition, certain short-duration U.S. Treasury securities matured and were replaced with longer-duration mortgage-backed securities.

LOAN BALANCES
-------------

The strength of the economy throughout the Delaware Valley region, in which the Regional Banking business is concentrated, helped propel loan balances to a record high of $6.48 billion at June 30, 2004. This was an increase of 4.1% and it was achieved opposite an 8.6% decline in residential mortgage balances.

The $42.0 million decline in residential mortgage balances was due to prepayments, refinancings, and the Corporation's ongoing practice of selling new residential mortgage production into the secondary market rather than retaining the risk on the balance sheet. The Corporation continues to be among the leading residential mortgage originators in Delaware.

Factors in the loan growth included the broad diversification and relative health of the Delaware Valley economy and the commercial banking focus on family-owned or closely held businesses with annual sales of up to $250 million, where the opportunity exists for a wealth advisory as well as banking relationship.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

In Delaware, the unemployment rate of 3.7% remained well below the national rate of 5.6%. The housing market continued to expand, especially in the southern counties and beach resorts. These areas are experiencing an influx of people who are choosing to relocate to Delaware because of the state's mid-Atlantic location, its proximity to the New York/Washington, D.C. corridor, and its favorable tax climate. U.S. Census Bureau statistics list Delaware as the fifth most popular state in the nation for attracting residents aged 65 or older.

Economic indicators constructed by the Federal Reserve Bank of Philadelphia signaled growth in Pennsylvania's economy through the beginning of next year. The Pennsylvania Leading Economic Index rose from 2.5 in April to 3.7 in May (the most recent period for which data were available). The June issue of the Philadelphia Federal Reserve's "Business Outlook Survey" reported positive employment indicators and expansion in the region's manufacturing sector.

The Corporation remained the market leader among full-service banks in Delaware, and continued to grow loan balances in southeastern Pennsylvania.

COMMERCIAL LOANS
----------------

The Corporation conducts commercial banking activities throughout the Delaware Valley region, which management describes as the state of Delaware, geographically adjacent areas along the I-95 corridor from Princeton, New Jersey, to Baltimore, Maryland, and Maryland's Eastern Shore.

The commercial portfolio accounted for almost all of the growth in total loan balances. At June 30, 2004, commercial loan balances were $4.30 billion, which was $247.2 million, or 6.1%, higher than at December 31, 2003. The Delaware market and the southeastern Pennsylvania market each generated approximately 40% of the commercial loan growth.

Commercial loan balances are reported in three categories:

- Commercial, financial, and agricultural loans (commercial and industrial loans, or C and I);

-     Commercial construction/real estate loans (CRE); and

-     Commercial mortgage loans.

Most of the commercial loan growth was in C and I balances, which were $2.41 billion at June 30, 2004. This was an increase of $133.5 million, or 5.9%, from year-end 2003. This growth was fueled by automobile floor plan loans, as dealers borrowed to support inventory needs for the traditionally strong summer selling season. In addition, the upturn in Pennsylvania's manufacturing sector and rising metal prices led to higher construction-related and light manufacturing borrowings.

Commercial mortgage balances at June 30, 2004, were $1.19 billion. This was $117.6 million, or 10.9%, more than at year-end 2003. In large part, the increase reflected refinancing activity for new as well as existing clients, and included residential, retail, hotel, restaurant, agricultural, industrial park, and education-related projects. Much of the growth was generated by activity in southern Delaware and on Maryland's Eastern Shore.

CRE balances were $695.9 million at June 30, 2004, which was a slight decline from the $699.8 million recorded at December 31, 2003.

RETAIL LOANS
------------

The Corporation's retail banking activities are concentrated in the state of Delaware. At June 30, 2004, total retail loans were $2.18 billion, which was an increase of $10.7 million from December 31, 2003.

Retail loans are reported in three categories:

-     Residential mortgage loans;

-     Consumer loans; and

- Loans secured by liquid collateral. These loans are associated primarily with Wealth Advisory Services clients throughout the United States.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Total retail loans increased on the strength of consumer lending. Residential mortgage loans and loans secured by liquid collateral declined, while consumer balances rose by 5.1%, or $55.0 million, to $1.13 billion. The growth in consumer balances was due to higher indirect auto lending and home equity lines of credit, both of which benefited from intensified marketing efforts.

RESERVE FOR LOAN LOSSES
-----------------------

The reserve for loan losses increased 2.9% to $92.5 million. Changes in the reserve reflected the growth in loan balances and the Corporation's internal risk rating analysis, reserve methodology, and net charge-off experience.

The loan loss reserve ratio was 1.43% at June 30, 2004, which was 1 basis point lower than at December 31, 2003. For more information about credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES
-----------

Total liabilities increased by 5.5%, or $442.6 million, to $8.46 billion. Most of the increase resulted from higher short-term borrowings that were used to fund loan growth.

DEPOSIT BALANCES
----------------

Changes in deposit balances reflect trends in the retail banking business as well as in funding strategies that management employs when loan demand exceeds core deposit balances.

Changes in core deposit balances provide the better measure of trends in the retail banking business. Core deposit balances include certificates of deposit
(CDs) under $100,000 and local CDs $100,000 and over. These CDs reflect client-driven balances.

Changes in other deposits and short-term borrowings reflect funding strategies. Other deposits include national CDs $100,000 and over, which are purchased funds and not indicative of client activity. For more information about funding sources, please refer to the "Liquidity" section of this report.

Decisions on whether to use national CDs or short-term borrowings typically are made on the basis of the most favorable rate. As a result, increases in national CD balances are frequently offset by corresponding decreases in short-term borrowings, and vice-versa.

This was the case in the first half of 2004, when a $622.2 million increase in short-term borrowings was offset partially by a $273.0 million decrease in national CD balances.

Core deposit balances at June 30, 2004, were $4.79 billion, which was $118.1 million, or 2.5%, higher than at December 31, 2004. Almost all of this increase was due to higher noninterest-bearing demand deposit balances, which primarily are associated with Corporate Client Services clients who use the Corporation's cash management and paying agent services. It is not unusual for the funds associated with the Corporate Client business to be deposited for short periods of time, particularly over period-ends.

As a result, management regards core deposit balances on average as a better indicator of trends in deposit balances. On an average balance basis, core deposit balances for the six months ended June 30, 2004, were slightly higher than for the year ended December 31, 2003. Although core deposit growth gained momentum in the 2004 second quarter, it was dampened on a year-to-date basis due to a first-quarter 2004 decline in CD balances.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity at June 30, 2004, was $826.4 million. This was a 3.2% increase from the December 31, 2003, amount of $800.8 million. For more information about this increase and the share buyback program, please refer to the "Capital Resources" section of this report.

INCOME STATEMENT
----------------

This section compares the Corporation's income and expenses for the second quarter and first six months of 2004 with those of the corresponding periods of 2003.

For the second quarter of 2004, net income was $36.5 million and earnings per share, on a diluted basis, were $0.54. These were increases of 12.0% and 10.2%, respectively, from the 2003 second quarter. For the first six months of 2004, net income totaled $72.1 million and diluted earnings per share were $1.07. These were increases of 16.3% and 13.8%, respectively, from the first six months of 2003.

The increases were attributable to higher revenue from each of the Corporation's businesses, improved results from the two affiliate money managers, a stable net interest margin, and a lower provision for loan losses. The size of the increase also was a reflection of the comparative weakness of the 2003 first quarter.

SOURCES OF INCOME
-----------------

The Corporation has two sources of revenue:

- Net interest income. Net interest income is the difference between the interest revenue received on earning assets, such as loans and investments, and the interest paid on liabilities, such as deposits and short-term borrowings. Net interest income is generated primarily by banking and funding activities.

- Noninterest income. Noninterest income consists primarily of income from the advisory businesses, which comprise Wealth Advisory Services, Corporate Client Services, and the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management. Noninterest income also includes service charges on deposit accounts, loan fees and late charges, card fees, securities gains (or losses), and other noninterest income.

These two sources of revenue generate a diversified stream of income that enables the Corporation to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions. The table below shows changes in the mix of income sources and demonstrates that:

-     Advisory income is the predominant source of noninterest income;

-     The percentage contribution from noninterest sources of income is rising;
      and

-     The Corporation's sources of income are diversified and balanced.

Advisory and total noninterest income as a percentage of combined net interest and noninterest income
------------------------------------------------------------------------------

FOR THE PERIOD ENDED                                 2004 Q2      2003 Q2       2004 YTD       2003 YTD
-------------------------------------                -------      -------       --------       --------
Advisory income (after amortization)                  41.7%        38.6%         42.3%          38.6%
Total noninterest income                              50.4%        49.5%         51.4%          49.3%
Net interest income (after provision)                 49.6%        50.5%         48.6%          50.7%

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

NET INTEREST INCOME, EXPENSES, AND MARGIN
-----------------------------------------

Stability in market interest rates helped bring the pace of growth in net interest income more in line with the pace of growth in loan balances. The end of June 2004 marked the first completion of a 12-month cycle without a change in market interest rates since 1994. The consistency in interest rates helped slow the declines in the net interest margin, but the disparity between the yield on earning assets and the cost of funds used to support those assets continued to cause margin compression. Record-high loan growth helped mitigate the disparity.

Net interest income (after the provision for loan losses) was 7.3% higher for the 2004 second quarter than for the year-ago second quarter. In comparison, loan balances were higher by 6.9% at June 30, 2004, than they were at June 30, 2003.

Year to date, net interest income (after the provision for loan losses) was 5.9% higher than for the first half of 2003. In comparison, loan balances at June 30, 2004, were 4.1% more than they were at December 31, 2003.

To compute the net interest margin, the Corporation divides net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

On an FTE basis, net interest income for the 2004 second quarter was $73.4 million, compared with $71.4 million for the 2003 second quarter. Total earning assets were $8.29 billion, on average, for the 2004 second quarter, which was $424.0 million, or 5.4%, higher than for the year-ago second quarter.

For the 2004 second quarter, the net interest margin was 3.52%. This was 10 basis points lower than for the year-ago second quarter and 1 basis point lower than for the 2004 first quarter.

For the first half of 2004, net interest income on an FTE basis was $146.4 million, compared with $141.0 million for the first half of 2003. Total earning assets were $8.26 billion, on average, for the first half of 2004, compared with $7.67 billion, on average, for the first half of 2003.

Year to date, the net interest margin was 3.52%. This was 16 basis points lower than for the first six months of 2003.

Compared to the year-ago second quarter, the average yield on earning assets fell 41 basis points, but the average cost of funds fell only 31 basis points. Compared to the first half of 2003, the average yield on earning assets fell 50 basis points, but the average cost of funds was only 34 basis points lower.

Yields on the investment portfolio, on average, fell 19 basis points for the quarter and 36 basis points for the year to date. In comparison, the corresponding increases in the portfolio size were 3.6% and 15.3%, respectively.

Loan yields, on average, were 49 basis points lower for the quarter even though loan balances rose 6.3%. Year-to-date loan yields, on average, were 54 basis points lower, opposite a 5.9% increase in year-to-date loan balances.

The decline in loan yields continued to outpace the corresponding adjustments to core deposit pricing. The cost of core interest-bearing deposits for the 2004 second quarter, on average, was 72 basis points. This was a historic low and was 5 basis points less than the previous historic low of 77 basis points, which was the cost for the 2004 first quarter. Compared with the year-ago second quarter cost of core interest-bearing deposits, it was a decline of 33 basis points, on average.

Year to date, the cost of core interest-bearing deposits, on average, was 75 basis points. The corresponding cost for the first half of 2003 was 1.11%.

The following tables present comparative net interest income data and rate/volume analyses for the second quarters and first halves of 2004 and 2003.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

QUARTERLY ANALYSIS OF EARNINGS

                                                       2004 Second Quarter                      2003 Second Quarter
                                              -------------------------------------    ---------------------------------
(in millions; rates on                         Average         Income/      Average     Average       Income/   Average
tax-equivalent basis)                          balance         expense       rate       balance       expense     rate
------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell                $    16.3        $     --        1.09%   $    38.4      $  0.1       1.32%

     U.S. Treasury and government
          agencies                                430.0             3.7        3.50        528.8         4.3       3.29
     State and municipal                           14.2             0.2        8.71         16.6         0.4       9.01
     Preferred stock                              119.5             2.2        7.42        120.1         2.2       7.40
     Mortgage-backed securities                   989.4            10.0        3.94        888.8         9.8       4.47
     Other                                        305.9             2.3        3.07        240.9         1.8       2.93
-----------------------------------------------------------------------                ---------------------
          Total investment securities           1,859.0            18.4        3.96      1,795.2        18.5       4.15
                                              --------------------------------------------------------------------------
     Commercial, financial, and
          agricultural                          2,361.1            25.0        4.20      2,190.8        24.6       4.45
     Real estate-construction                     735.2             8.3        4.46        590.8         6.8       4.56
     Mortgage-commercial                        1,169.2            14.1        4.76      1,054.6        14.6       5.47
-----------------------------------------------------------------------                ---------------------
          Total commercial loans                4,265.5            47.4        4.40      3,836.2        46.0       4.75
                                              --------------------------------------------------------------------------
     Mortgage-residential                         459.3             7.0        6.05        604.7        10.2       6.77
     Consumer                                   1,097.6            16.2        5.92      1,031.4        17.2       6.68
     Secured with liquid collateral               597.6             3.8        2.49        565.4         3.9       2.73
-----------------------------------------------------------------------                ---------------------
          Total retail loans                    2,154.5            27.0        5.00      2,201.5        31.3       5.69
                                              --------------------------------------------------------------------------
               Total loans net of
                    unearned income             6,420.0            74.4        4.60      6,037.7        77.3       5.09
                                              --------------------------------------------------------------------------
               Total earning assets           $ 8,295.3            92.8        4.45    $ 7,871.3        95.9       4.86
                                              ==========================================================================
Funds supporting earning assets
     Savings                                    $ 379.5             0.1        0.13        369.4         0.1       0.15
     Interest-bearing demand                    2,319.4             2.2        0.37      2,127.0         2.4       0.45
     Certificates under $100,000                  762.7             3.7        1.95        851.5         6.0       2.80
     Local CDs $100,000 and over                  133.5             0.5        1.54        139.6         0.6       1.78
-----------------------------------------------------------------------                ---------------------
               Total core interest-
                  bearing deposits              3,595.1             6.5        0.72      3,487.5         9.1       1.05
     National CDs $100,000 and over             1,980.9             5.8        1.16      1,979.5         7.8       1.56
-----------------------------------------------------------------------                ---------------------
               Total interest-bearing
                  deposits                      5,576.0            12.3        0.88      5,467.0        16.9       1.23
                                              --------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase              1,139.5             3.8        1.35        985.3         3.9       1.54
     U.S. Treasury demand                          12.4              --        0.80          8.4          --       1.04
-----------------------------------------------------------------------                ---------------------
               Total short-term
                    borrowings                  1,151.9             3.8        1.34        993.7         3.9       1.54
                                              --------------------------------------------------------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

     Long-term debt                               405.3             3.3        3.21        407.9         3.7       3.62
-----------------------------------------------------------------------               ----------------------
               Total interest-bearing
                  liabilities                   7,133.2            19.4        1.08      6,868.6        24.5       1.42
                                              -------------------------------------------------------------------------
     Other noninterest funds                    1,162.1              --          --      1,002.7          --         --
-----------------------------------------------------------------------                ---------------------
               Total funds used to support
                  earning assets              $ 8,295.3            19.4        0.93    $ 7,871.3        24.5       1.24
                                              =========================================================================
Net interest income/yield                                          73.4        3.52                     71.4       3.62
     Tax-equivalent adjustment                                     (1.2)                                (1.2)
                                                               --------                               ------
Net interest income                                            $   72.2                               $ 70.2
                                                               ========                               ======

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                        Year-to-Date 2004                         Year-to-Date 2003
                                              -------------------------------------     ----------------------------------
(in millions; rates on                         Average         Income/      Average      Average        Income/    Average
tax-equivalent basis)                          balance         expense        rate       balance        expense     rate
--------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and securities
          purchased under agreements to
          resell                              $    16.5        $    0.1        1.05%    $   31.2        $   0.2       1.35%

     U.S. Treasury and government agencies        447.7             7.7        3.47        495.0            8.4       3.49
     State and municipal                           14.5             0.6        8.63         16.6            0.7       8.99
     Preferred stock                              119.9             4.4        7.42        117.1            4.5       7.54
     Mortgage-backed securities                   999.0            20.3        4.03        766.4           17.6       4.67
     Other                                        297.7             4.3        2.93        234.2            3.6       3.05
-----------------------------------------------------------------------                ------------------------
               Total investment securities      1,878.8            37.3        3.97      1,629.3           34.8       4.33
                                              ----------------------------------------------------------------------------
     Commercial, financial, and agricultural    2,343.1            49.4        4.18      2,202.8           49.7       4.49
     Real estate-construction                     730.1            16.4        4.44        567.8           12.9       4.51
     Mortgage-commercial                        1,136.2            27.5        4.79      1,031.4           28.8       5.55
-----------------------------------------------------------------------                ------------------------
          Total commercial loans                4,209.4            93.3        4.39      3,802.0           91.4       4.78
                                              ----------------------------------------------------------------------------
     Mortgage-residential                         470.5            14.3        6.06        626.7           21.3       6.79
     Consumer                                   1,084.4            32.4        5.98      1,029.9           34.6       6.77
     Secured with liquid collateral               600.1             7.6        2.50        549.2            7.7       2.80
-----------------------------------------------------------------------                ------------------------
          Total retail loans                    2,155.0            54.3        5.03      2,205.8           63.6       5.79
                                              ----------------------------------------------------------------------------
               Total loans net of unearned
                 income                         6,364.4           147.6        4.61      6,007.8          155.0       5.15
                                              ----------------------------------------------------------------------------
               Total earning assets           $ 8,259.7           185.0        4.46     $7,668.3          190.0       4.96
                                              ============================================================================
Funds supporting earning assets
     Savings                                  $   375.8             0.3        0.13     $  363.4            0.3       0.19
     Interest-bearing demand                    2,293.2             4.2        0.37      2,095.1            4.9       0.46
     Certificates under $100,000                  771.0             7.8        2.04        863.0           12.6       2.93
     Local CDs $100,000 and over                  134.2             1.0        1.49        145.4            1.4       1.88
-----------------------------------------------------------------------                ------------------------
               Total core interest-bearing
                  deposits                      3,574.2            13.3        0.75      3,466.9           19.2       1.11
     National CDs $100,000 and over             2,102.4            12.2        1.14      2,022.6           16.5       1.62
-----------------------------------------------------------------------                ------------------------
               Total interest-bearing
                  deposits                      5,676.6            25.5        0.89      5,489.5           35.7       1.30
                                              ----------------------------------------------------------------------------
     Federal funds purchased and securities
          sold under agreements to
          repurchase                            1,016.3             7.0        1.36        882.6            7.0       1.59
     U.S. Treasury demand                          12.1              --        0.78          8.2             --       1.02
-----------------------------------------------------------------------                ------------------------
              Total short-term borrowings       1,028.4             7.0        1.35        890.8            7.0       1.58
                                              ----------------------------------------------------------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

     Long-term debt                               408.0             6.1        3.01        284.9            6.3       4.45
-----------------------------------------------------------------------                 -----------------------
               Total interest-bearing
                  liabilities                   7,113.0            38.6        1.08      6,665.2           49.0       1.47
                                              ----------------------------------------------------------------------------
     Other noninterest funds                    1,146.7              --          --      1,003.1             --         --
-----------------------------------------------------------------------                 -----------------------
               Total funds used to support
                 earning assets               $ 8,259.7            38.6        0.94     $7,668.3           49.0       1.28
                                              ============================================================================
Net interest income/yield                                         146.4        3.52                       141.0       3.68
     Tax-equivalent adjustment                                     (2.4)                                   (2.5)
                                                               --------                                 -------
Net interest income                                            $  144.0                                 $ 138.5
                                                               ========                                 =======

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                              ----------------------------------------------------------------------------------
                                               For the three months ended June 30,          For the six months ended June 30,
                                              --------------------------------------     ---------------------------------------
                                                            2004/2003                                   2004/2003
                                                        Increase (Decrease)                         Increase (Decrease)
                                                         due to change in                            due to change in
                                              --------------------------------------     ---------------------------------------
                                                   1             2                          1              2
(in millions)                                   Volume          Rate         Total        Volume          Rate           Total
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell                $    (0.1)      $     0.0     $  (0.1)     $  (0.1)        $   0.0        $  (0.1)
                                              ---------------------------------------------------------------------------------
     U.S. Treasury and
          government agencies                      (0.7)            0.1        (0.6)        (0.7)            0.0           (0.7)
     State and municipal *                          0.0            (0.2)       (0.2)        (0.1)            0.0           (0.1)
     Preferred stock *                               --              --          --          0.1            (0.2)          (0.1)
     Mortgage-backed securities                     1.4            (1.2)        0.2          5.9            (3.2)           2.7
     Other *                                        0.4             0.1         0.5          0.9            (0.2)           0.7
-------------------------------------------------------------------------------------------------------------------------------
               Total investment securities          1.1            (1.2)       (0.1)         6.1            (3.6)           2.5
                                              ---------------------------------------------------------------------------------
     Commercial, financial, and
          agricultural *                            1.9            (1.5)        0.4          3.1            (3.4)          (0.3)
     Real estate-construction                       1.6            (0.1)        1.5          3.6            (0.1)           3.5
     Mortgage-commercial *                          1.6            (2.1)       (0.5)         2.9            (4.2)          (1.3)
-------------------------------------------------------------------------------------------------------------------------------
               Total commercial loans               5.1            (3.7)        1.4          9.6            (7.7)           1.9
                                              ---------------------------------------------------------------------------------
     Mortgage-residential                          (2.5)           (0.7)       (3.2)        (5.3)           (1.7)          (7.0)
     Consumer                                       1.1            (2.1)       (1.0)         1.8            (4.0)          (2.2)
     Secured with liquid collateral                 0.2            (0.3)       (0.1)         0.7            (0.8)          (0.1)
-------------------------------------------------------------------------------------------------------------------------------
               Total retail loans                  (1.2)           (3.1)       (4.3)        (2.8)           (6.5)          (9.3)
                                              ---------------------------------------------------------------------------------
               Total loans net of
                   unearned income                  3.9            (6.8)       (2.9)         6.8           (14.2)          (7.4)
-------------------------------------------------------------------------------------------------------------------------------
               Total interest income          $     4.9        $   (8.0)    $  (3.1)     $  12.8         $ (17.8)       $  (5.0)
                                              ---------------------------------------------------------------------------------
Interest expense:
     Interest-bearing demand                  $     0.2        $   (0.4)    $  (0.2)     $   0.5         $  (1.2)       $  (0.7)
     Certificates under $100,000                   (0.6)           (1.7)       (2.3)        (1.3)           (3.5)          (4.8)
     Local CDs $100,000 and over                     --            (0.1)       (0.1)        (0.1)           (0.3)          (0.4)
-------------------------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

               Total core interest-bearing
                   deposits                        (0.4)           (2.2)       (2.6)        (0.9)           (5.0)          (5.9)
     National CDs $100,000 and over                  --            (2.0)       (2.0)         0.7            (5.0)          (4.3)
-------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                        (0.4)           (4.2)       (4.6)        (0.2)          (10.0)         (10.2)
                                              ---------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                  0.6            (0.7)       (0.1)         1.1            (1.1)            --
-------------------------------------------------------------------------------------------------------------------------------
               Total short-term borrowings          0.6            (0.7)       (0.1)         1.1            (1.1)            --
                                              ---------------------------------------------------------------------------------
     Long-term debt                                 0.0            (0.4)       (0.4)         2.7            (2.9)          (0.2)
-------------------------------------------------------------------------------------------------------------------------------
               Total interest expense         $     0.2        $   (5.3)    $  (5.1)     $   3.6         $ (14.0)       $ (10.4)
                                              ---------------------------------------------------------------------------------
Changes in net interest income                $     4.7        $   (2.7)    $   2.0      $   9.2         $  (3.8)       $   5.4
                                              =================================================================================

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

NONINTEREST INCOME

Double-digit increases in advisory income were recorded for the 2004 second quarter as well as year-to-date. A combination of higher demand for Wealth Advisory and Corporate Client Services, market appreciation, and stronger results from the affiliate money managers caused the increases. The advisory businesses are discussed in greater detail below.

Among the other sources of noninterest income, service charges on deposit accounts were higher on a second quarter and year-to-date basis because the volume of returned items increased, due partly to a fee increase that was instituted in the second quarter of 2003. Loan fees and late charges declined on a quarterly and year-to-date basis as prepayment penalties declined in anticipation of a rise in interest rates.

ASSETS UNDER MANAGEMENT
-----------------------

Assets under management are generated by the advisory businesses. The following table compares changes in assets under management at Wilmington Trust and the two affiliate money managers.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Changes in assets under management (AUM)
----------------------------------------

AUM AT PERIOD-END (IN BILLIONS)                        2004 Q2           2003 Q4           2003 Q2
-------------------------------                        -------           -------           -------
Wilmington Trust                                        $24.2             $24.4             $22.7
Cramer Rosenthal McGlynn                                $ 5.5             $ 4.7             $ 3.8
Roxbury Capital Management                              $ 3.2             $ 3.2             $ 3.3
Total                                                   $32.9             $32.3             $29.8

At Wilmington Trust, most managed assets are in personal trusts that are structured around wealth planning, preservation, and transition considerations. Changes in the level of managed assets reflect trust distributions and terminations as well as business flows and financial market movements.

The primary business of the two affiliate money managers is asset management, and changes in managed asset amounts reflect business flows and financial market movements.

Approximately 77% of the assets managed by Wilmington Trust are associated with the Wealth Advisory Services business. These assets are invested in a mix of instruments designed to help Wealth Advisory clients generate income and minimize taxes.

The following table compares changes in the investment mix.

Changes in the investment mix of managed assets at Wilmington Trust
-------------------------------------------------------------------

INVESTMENT MIX AT PERIOD-END                          2004 Q2           2003 Q4           2003 Q2
----------------------------                          -------           -------           -------
Equities                                                52%               55%               53%
Fixed income                                            24%               25%               27%
Cash and equivalents                                    11%                9%               11%
Mutual funds                                             8%                7%                6%
Other assets                                             5%                4%                3%

WEALTH ADVISORY SERVICES
------------------------

Income from the Wealth Advisory Services business was $37.4 million for the 2004 second quarter and $77.0 million year-to-date. Compared to the corresponding periods in 2003, these were increases of 13.0% and 15.4%, respectively.

Wealth Advisory Services income is reported in three categories:

- Trust and investment advisory fees. These fees are tied to movements in the financial markets. Approximately 75% of these fees are associated with equity market valuations.

- Mutual fund fees. Approximately 95% of these fees are tied to money market mutual funds, and do not reflect equity market movements.

- Other service fees. These fees are from financial planning, estate settlement, and other services. These fees are based on the level and complexity of the services provided, not on asset valuations, and can vary widely in amount. Portions of these fees may be nonrecurring. Because other service fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

These fees are recorded on the income statement on page 4 of this report.

Trust and investment advisory fees continued to account for more than two-thirds of Wealth Advisory Services income. Fees from these services recorded double-digit increases for the 2004 second quarter and first six months in comparison to the corresponding year-ago periods. This was due to new business development, strong demand for independent investment consulting services, and market appreciation.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Other service fees rose dramatically. Comparing the 2004 second quarter and first six months with the corresponding year-ago periods, other service fees increased 30.2% and 40.4%, respectively. In addition, several of the financial and estate plans that were completed during the first quarter of 2004 were highly complex in nature, and commanded higher fees.

Mutual fund fees declined on a quarter-versus-quarter as well as year-over-year basis, as client demand increased for investments that generate higher returns.

CORPORATE CLIENT SERVICES
-------------------------

Income from the Corporate Client Services business was $18.4 million for the 2004 second quarter and $36.3 million year-to-date. Compared to the corresponding periods in 2003, these were increases of 11.5% and 15.6%, respectively. All components of the Corporate Client Services business recorded income that was higher than for the corresponding year-ago periods.

Corporate Client Services income is reported in four categories:

- Capital markets services. This component of the business provides trust and administrative services that support the structured finance industry, and includes such projects as asset-backed securitizations, issues of pooled trust-preferred securities, large equipment leasing, and structures associated with companies in distressed financial conditions. Fees for these services are priced according to the complexity of the activity performed and are not related to financial market performance. Most of the capital markets services are performed under multiyear contracts.

- Entity management services. This component provides administrative services for legal entities in jurisdictions that offer favorable legal and tax environments. These services include accounting, regulatory and tax filings, providing independent directors for an entity, and other activities. As is the case with capital markets services, fees for these services depend on the scope of the activity provided, are not tied to financial market performance, and are performed under multiyear contracts.

- Retirement services. This component provides trust and custody services for institutional defined contribution retirement plans. The majority of the income from this component is related to the value of the retirement plan assets held in custody by the Corporation.

- Cash management services. Fees for these services are associated with cash management services performed in conjunction with the capital markets and entity management components.

These fees are recorded on the income statement on page 4 of this report.

Capital markets services continued to generate the largest portion of total Corporate Client Services income. For the 2004 second quarter and first six months, capital markets income was 9.2% and 16.5% higher, respectively, than for the corresponding year-ago periods. These increases were due to strong demand for traditional debt issues, issues of trust-preferred securities, mortgage-backed securitizations, and credit-card-receivables securitizations.

Entity management services income increased due to higher demand in the Caribbean and Europe, where the market for such services is less mature than it is in the United States. In addition, demand for U.S.-based entities was stronger than in recent periods, reflecting a resumption of activity following the adoption of new regulatory and accounting standards.

Increases in the retirement services component were attributable to the acquisition of new business as well as market appreciation.

CRAMER ROSENTHAL MCGLYNN
------------------------

Assets under management at Cramer Rosenthal McGlynn (CRM) reached $5.5 billion at June 30, 2004. This was 44.7% higher than at June 30, 2003; 17.0% higher than at December 31, 2003; and the highest amount ever recorded by the value-style manager. Net new business as well as market appreciation contributed to the increases.

This propelled the income recorded from CRM to $2.5 million for the 2004 second quarter and $4.6 million year-to-date. These amounts were more than double the amounts recorded for the corresponding periods of 2003.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

The amount of income recorded from CRM is based on the Corporation's ownership interest in the firm, which was 77.24% at June 30, 2004. In comparison, the Corporation held a 69.14% interest at June 30, 2003, and a 69.14% at December 31, 2003. CRM's results are not consolidated in the Corporation's financial statements.

Despite the high percentage of its position, the Corporation does not hold a controlling interest in CRM. CRM retains certain management controls, including veto powers.

ROXBURY CAPITAL MANAGEMENT
--------------------------

Income recorded for growth-style manager Roxbury Capital Management (RCM) reflected the firm's return to profitability. Second quarter 2004 income from RCM was $200,000; the year-to-date amount was $400,000. In comparison, a loss of $1.2 million was recorded for RCM for the 2003 second quarter, and a loss of $2.1 million was recorded for the first six months of 2003.

RCM's assets under management at June 30, 2004, declined slightly from the June 30, 2003, and December 31, 2003, levels. Although RCM continued to attract new assets to its small- and mid-capitalization products, these additions were not sufficient to offset account terminations in the large capitalization product.

Results recorded for RCM represent the Corporation's ownership interest in the firm. At June 30, 2004, that interest consisted of 41.23% of RCM's common shares and 30% of its gross revenue, which was equal to the level at December 31, 2003. At June 30, 2003, the Corporation's ownership position consisted of 41.04% of RCM's common shares and 30% of its gross revenue.

NONINTEREST EXPENSE
-------------------

Noninterest expense reflects the costs that the Corporation incurs in the course of normal operations. It includes expenses associated with employment, occupancy, supplies, advertising, third-party providers, and other items.

Noninterest expenses totaled $82.4 million for the 2004 second quarter and $165.6 million year-to-date. These were increases of 6.9% and 5.7%, respectively, from the corresponding year-ago periods. This was in line with plan and reflected higher costs associated with staff, expansion, and technology in support of business growth.

Staffing-related expenses accounted for 83.0% of the quarter-versus-quarter increase, and 80.9% of the year-over-year increase. Salaries and wages rose because the number of full-time equivalent staff members was 54 more than at the end of the 2003 second quarter, and 66 more than at year-end 2003. Incentives and bonuses increased due to higher sales levels in each of the Corporation's businesses. Employment benefits expense reflected rising health insurance and pension costs.

The increases in furniture, equipment, and supplies expense were attributable to technology projects. The Corporation converted its desk-top operating system, which added depreciation costs. At the end of May 2004, the Corporation completed its conversion to a third-party trust accounting system, which will cause costs to rise by approximately $1 million per quarter for the 2004 third and fourth quarters. Only one month of this expense was recorded for the 2004 second quarter. Training on the new systems caused travel, entertainment, and training expenses to increase.

The increases in servicing and consulting fees were due to strong demand for multi-manager investment consulting capabilities, which led to additional payments to third-party investment advisors.

Other operating expenses declined for the quarter as well as year-to-date, as lower legal costs offset higher audit costs and expenses associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

HEADCOUNT
---------

At June 30, 2004, full-time equivalent (FTE) headcount was 2,373. In comparison, at June 30, 2003, FTE headcount was 2,319. At December 31, 2003, FTE headcount was 2,307.

INCOME TAXES
------------

Income tax expense totaled $19.9 million for the 2004 second quarter and $39.6 million year-to-date. The Corporation's effective tax rate for the 2004 second quarter was 35.03%, compared with 34.66% for the 2003 second quarter. The changes reflected higher state income taxes due to higher income, especially from the affiliate money managers.

LIQUIDITY
---------

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

The Corporation's sources of funding include deposit balances; cash that is generated by the investment and loan portfolios; short- and long-term borrowings, which include national certificates of deposit in amounts of $100,000 and more and term federal funds; internally generated capital; and other credit facilities.

Among the Corporation's available sources of funds is the Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. Wilmington Trust Company has $1.3 billion in available borrowing capacity secured by collateral. In addition, at June 30, 2004, the Corporation had $75 million in available borrowing capacity through two lines of credit that are maintained with major U.S. financial institutions.

In April 2003 the Corporation added another source of funding by issuing $250 million of long-term subordinated debt. The issue was for general corporate purposes and the proceeds were invested initially in mortgage-backed securities.

At June 30, 2004, the balance of the investment portfolio was $1.83 billion. The investment portfolio is expected to generate approximately $600 million of cash over the next 12 months.

For the 2004 second quarter, the proportion of loan funding provided by core deposits - demand deposits, interest-bearing demand deposits, and certificates of deposit - was 60.54%, compared with 60.20% for the 2003 second quarter and 62.75% for the 2003 fourth quarter.

The Corporation is a guarantor for a portion of two line-of-credit obligations of affiliate money manager Cramer Rosenthal McGlynn (CRM). The Corporation's guaranty portion is representative of its ownership interest in CRM, which at June 30, 2004, was 77.24%. The guaranty is for two lines of credit, at LIBOR plus 2%, which total $8 million and will expire on December 6, 2004. At June 30, 2004, the balance of these two lines was zero.

Management continuously monitors the Corporation's existing and projected liquidity requirements, and believes that its standing in the national markets will enable it to obtain additional funding in a timely and cost-effective manner, should the need arise. A significant change in the Corporation's financial performance or credit ratings could reduce the availability of funding or increase the cost of such funding.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION
---------------------------------------------------------

Credit quality was exceptionally strong in the second quarter and first six months of 2004. Lower levels of net charge-offs, the net charge-off ratio, nonperforming assets, period-end loans past due 90 days, the loan loss reserve ratio, and the provision for loan losses

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

reflected the high quality of the credit portfolio, as did the higher level of loans rated pass by management's internal risk rating analysis. The composition of the loan portfolio remained well diversified and relatively unchanged.

The Corporation makes the vast majority of its loans within the Delaware Valley region and it rarely makes commercial loans outside of its target client market of family-owned or closely held businesses. This geographic focus enables management to remain cognizant of economic and other external factors that may affect credit quality.

In the 2004 second quarter, credit quality measures were enhanced by recoveries, which were $900,000 higher than for the second quarter of 2003, and $700,000 higher than for the fourth quarter of 2003. This increase was associated primarily with a previously charged-off loan to a client in the construction industry.

In addition, credit quality measures for the 2003 second quarter and year-end reflected a large credit that was transferred to nonaccruing status at the end of the 2003 first quarter. This credit was associated with a single client in the family entertainment business. Portions of this credit were paid down and charged off during 2003.

Management regards the net charge-off ratio as the true indicator of credit quality. For the 2004 second quarter, net charge-offs were $1.9 million and the net charge-off ratio was 3 basis points. Compared with the year-ago second quarter, this was a decline of $2.5 million and 4 basis points. Compared to the fourth quarter of 2003, this was a decline of $4.5 million and 7 basis points.

On an annualized basis, the net charge-off ratio at June 30, 2004, was 20 basis points. This was lower than at this time last year, when the annualized net charge-off ratio was 28 basis points. For the full-year 2003, the net charge-off ratio was 27 basis points.

The following table provides six- and 12-month comparisons of changes in net charge-offs.

NET CHARGE-OFFS FOR THE PERIOD ENDED            2004 Q2           2003 Q4           2003 Q2
------------------------------------            -------           -------           -------
Net charge-off ratio                         3 basis points    10 basis points   7 basis points
Net charge-offs                              $1.9 million      $6.4 million      $4.4 million

The following table presents six- and 12-month comparisons of other risk elements of credit risk.

NONPERFORMING ASSETS FOR THE PERIOD ENDED        2004 Q2    2003 Q4    2003 Q2
-----------------------------------------        -------    -------    -------
Nonaccruing loans (in millions)                   $41.8      $45.4      $60.4
Loans past due 90 days or more (in millions)      $ 5.0      $ 5.6      $ 7.1
Total (in millions)                               $46.8      $51.0      $67.5
Percentage of period-end loans                     0.72%      0.82%      1.11%
Other real estate owned (in millions)             $ 0.2      $ 1.4      $ 3.2

Other real estate owned declined for the fifth consecutive quarter. This was due to the successful work out during the past 12 months of a Maryland beach resort residential project that first was classified as OREO in December 2002.

Of the loans past due 90 days or more at June 30, 2004, approximately 69% were in the commercial loan portfolio; 15% were in the residential mortgage portfolio; and 16% were consumer loans. At December 31, 2003, the corresponding ratios were 39%, 37%, and 24%. The corresponding ratios at June 30, 2003, were 68%, 17%, and 15%.

The provision for loan losses reflected the charge-off experience in the second quarter of 2004. The reserve for loan losses was increased concomitant with the growth in loan balances. The following table presents six- and 12-month comparisons of changes in these measures of credit quality.

FOR THE PERIOD ENDED                        2004 Q2     2003 Q4    2003 Q2
--------------------                        -------     -------    -------
Provision for loan losses (in millions)      $ 3.2       $ 5.0      $ 5.9
Reserve for loan losses (in millions)        $92.5       $89.9      $87.6
Loan loss reserve ratio                       1.43%       1.44%      1.44%

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Year to date, the 2004 provision totaled $8.8 million, which was a decline of $2.0 million from the 2003 year-to-date provision of $10.8 million.

The reserve for loan losses reflects management's best estimate, based on subjective judgments regarding how collectible loans within the portfolio are, of known and inherent estimated losses. In calculating the reserve, the Corporation evaluates micro- and macro-economic factors, historical net loss experience, delinquency trends, and movements within the internal risk rating classifications, among other things. Management reassesses the reserve on a quarterly basis as part of the regular application of the reserve methodology. The process that is used to calculate the reserve has provided a high degree of reserve adequacy over an extended period of time, and management believes that it is sound.

To accommodate growth in loan balances, a portion of the reserve is allocated to new loans within the parameters of the reserve methodology. At June 30, 2004, in light of the levels of past due, nonaccruing, and problem loans, management believed that the reserve for loan losses was a reasonable assessment of estimated and inherent losses in the loan portfolio. The portion of the reserve allocated to new loans was relatively unchanged.

At June 30, 2004, approximately $6.1 million, or 6.6%, of the reserve for loan losses was unallocated. In comparison, approximately $6.1 million, or 6.8%, of the reserve was unallocated at December 31, 2003. At June 30, 2003, approximately $6.1 million, or 7.0%, of the reserve was unallocated.

Management's quarterly internal analysis of credits showed that more than 96% of the loans in the portfolio were rated pass. The percentage of loans with pass ratings has been higher than 92% since 1998 and higher than 95% since 2000.

The internal analysis has four classifications, which are:

-     Pass, which identifies loans with no current potential problems;

-     Watchlist, which identifies potential problem credits;

- Substandard, which identifies problem credits with some probability of loss; and

- Doubtful, which identifies problem credits with a higher probability of loss.

The definitions of problem and potential problem credits are consistent with the classifications used by regulatory agencies.

The following table presents six- and 12-month comparisons of changes in the internal risk rating analysis.

FOR THE PERIOD ENDED   2004 Q2   2003 Q4   2003 Q2
--------------------   -------   -------   -------
Pass                   96.24%    95.83%     95.62%
Watchlist               2.19%     2.58%      2.60%
Substandard             1.31%     1.27%      1.23%
Doubtful                0.26%     0.32%      0.55%

To minimize the impact on credit quality of economic and other factors, management endeavors to maintain a loan portfolio that is well diversified across commercial and consumer lines and industry sectors. The following table presents six- and 12-month comparisons of changes in loan portfolio composition.

LOAN PORTFOLIO COMPOSITION FOR THE PERIOD ENDED    2004 Q2   2003 Q4   2003 Q2
-----------------------------------------------    -------   -------   -------
Commercial/financial/agricultural                    37%       37%       37%
Commercial real estate construction                  11%       11%       10%
Commercial mortgage                                  18%       17%       17%
Residential mortgage                                  7%        8%       10%
Consumer                                             18%       17%       17%
Secured by liquid collateral                          9%       10%        9%

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

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

At June 30, 2004, management identified approximately $27.2 million of loans that it doubted would be repaid on a timely basis, even though those loans were performing in accordance with their terms or were less than 90 days past due. This compares with $28.5 million of such loans at December 31, 2003, and $30.4 million of such loans at June 30, 2003.

CAPITAL RESOURCES
-----------------

The Corporation's capital continued to increase and its capital ratios continued to exceed the Federal Reserve Board's minimum guidelines during the first half of 2004.

The annualized capital generation rate for the first half of 2004 was 8.9%, compared with an annualized rate of 7.4% for the first half of 2003 and a rate of 8.7% for the 2003 full year.

Stockholders' equity rose 3.2%, or $25.6 million, to $826.4 million. Between December 31, 2003, and June 30, 2004, additions to capital included:

- $35.4 million, which reflected earnings of $72.1 million net of $36.7 million in cash dividends;

- $10.0 million from the issue of common stock under employment benefit plans; and

- $12.9 million in common stock issued in connection with the payment of a portion of the purchase price for Balentine Delaware Holding Company, LLC, the Corporation's investment counseling firm.

These additions were offset partially by $32.6 million in reductions, which consisted of:

-     $17.2 million in unrealized losses on securities, net of taxes;

-     $15.2 million for the repurchase of shares;

-     $0.1 million in foreign currency exchange adjustments;

- a reclassification adjustment of $0.1 million for derivative and securities gains included in net income, net of income taxes.

During the 2004 second quarter, the Corporation purchased 219,518 shares of its stock at an average price of $35.44 and a total cost of $7.8 million. Year to date, 420,421 shares were repurchased at an average price of $36.06 and a total cost of $15.2 million. Since the current 8-million-share program began in April 2002, 504,790 shares have been bought back at a total cost of $17.6 million.

The Corporation's capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions. These guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. The following table compares the Corporation's ratios to the guidelines.

                                                                ADEQUATELY       WELL-
                                                                CAPITALIZED   CAPITALIZED
     CAPITAL RATIO          JUNE 30, 2004   DECEMBER 31, 2003     MINIMUM       MINIMUM
     -------------          -------------   -----------------   -----------   -----------
Total risk-based capital       12.55%             12.45%             8%          10%
Tier 1 risk-based capital       7.53%              7.46%             4%           6%
Tier 1 leverage capital         6.30%              6.34%             4%           5%

On April 15, 2004, the Corporation's Board of Directors raised the quarterly cash dividend from $0.27 to $0.285 per share. This was an increase of 5.6%. The Corporation has paid cash dividends on its common stock every year since 1908, paid quarterly cash dividends every year since 1916, and increased the dividend every year since 1982.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

Management reviews the Corporation's capital position and makes adjustments as needed to assure that the capital base is sufficient to satisfy existing and impending regulatory requirements, to meet appropriate standards of safety, and to provide for future growth.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
----------------------------------------------------------

In its day-to-day operations, the Corporation employs various financial instruments that generally accepted accounting principles deem to be off-balance sheet arrangements. Under regulatory guidelines, these instruments are considered for the purpose of calculating risk-based capital ratios. Some of these instruments, such as stand-by and performance letters of credit, unfunded loan commitments, unadvanced lines of credit, and interest rate swaps, do not appear on the Corporation's balance sheet. Other instruments, such as long-term debt obligations, are included on the Corporation's balance sheet.

The Corporation employs interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing the Corporation to interest rate risk. In these arrangements, the Corporation retains the credit risk associated with the potential failure of counter-parties. The Corporation also uses interest rate swaps to manage interest rate risk associated with its issues of long-term subordinated debt.

At June 30, 2004, the Corporation had entered into a total of $988.1 million of interest rate swaps as follows:

- $306.5 million of swaps were associated with loan clients for whom the Corporation exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $306.5 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

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

Many of the Corporation's branch offices in Delaware, and all of its offices outside Delaware, are leased. Lease commitments, net of sublease arrangements, for these locations totaled $48.3 million at June 30, 2004.

At June 30, 2004, the Corporation was the guarantor of two obligations of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty is for 77.24%, which represents the Corporation's current ownership interest in CRM, of two lines of credit totaling $8 million, which will expire on December 6, 2004.

At June 30, 2004, the liquidity exposure of the Corporation that was associated with letters of credit, unfunded loan commitments, and unadvanced lines of credit was $3.07 billion.

The following table summarizes the obligations referenced above and the periods over which they extend.

                                                                         MORE
CONTRACTUAL OBLIGATION PAYMENTS             LESS THAN   1 - 3   3 - 5    THAN 5
DUE BY PERIOD (in millions)        TOTAL     1 YEAR     YEARS   YEARS    YEARS
-------------------------------    ------   ---------   -----   -----    ------
Long-term debt obligations         $578.0     $22.8     $75.8   $198.9   $280.5
Operating lease obligations        $ 48.3     $ 6.5     $18.3   $ 14.4   $  9.1
Guaranty obligations               $  8.0     $ 8.0        --       --       --
Total                              $634.3     $37.3     $94.1   $213.3   $289.6

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

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

In addition, the acquisition agreements for CRM and RCM permit principal members and certain key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to the Corporation. For more information on these acquisition agreements, please refer to "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's 2003 Annual Report to Shareholders.

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

OTHER INFORMATION
-----------------

Accounting pronouncements
-------------------------

Please refer to "Note 10" to the "Consolidated Financial Statements" in this report for a discussion of the impact of recent accounting pronouncements on the Corporation's financial condition and results of operations.

Critical accounting policies and estimates
------------------------------------------

Management's discussion and analysis of the Corporation's financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements and during the reporting period. Management evaluates those estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. Management bases its estimates on historical experience and other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

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

Stock-based employee compensation: The Corporation accounts for its stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, rather than the "fair value" approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 123. The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since the Corporation's stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded upon grant. Each year since the inception of SFAS No. 123, the Corporation has disclosed, in the notes to the financial statements contained herein and in its Annual Report to Shareholders, what the earnings impact would have been had the Corporation elected the "fair value" approach under SFAS No. 123. Future earnings would be impacted if any change in generally accepted accounting principles were to limit the continued use of the "intrinsic value" approach. The Financial Accounting Standards Board (FASB) is considering such changes, which were outlined in an exposure draft dated March 31, 2004. Upon their finalization, the new rules would require that options be expensed beginning in 2005.

Impairment of goodwill: Through a series of acquisitions, the Corporation has accumulated goodwill with a net carrying value of $268.7 million at June 30, 2004. Through 2001, this goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warranted a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced, which would result in a reduction in net income.

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

SUBSEQUENT EVENT
----------------

On July 1, 2004, the Corporation consummated a transaction that accelerated 100% of the earn-out payments to which the minority owners of Balentine Delaware Holding Company, LLC (LLC) would have been entitled in 2005, 2006, and 2007.

In addition, in this transaction, the Corporation purchased the remaining limited liability company interests in the LLC from the minority owners. The Corporation initially had acquired 80% of the limited liability company interests in the LLC in 2002. As a result of this transaction, the LLC became a wholly owned subsidiary of the Corporation. The LLC's financial statements were already consolidated with those of the Corporation.

Payment for the earn-out was in the form of 967,000 shares of restricted stock of the Corporation that may not be sold for at least three years. Payment for the remaining limited liability company interests in the LLC was in the form of a cash payment made at closing.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

CAUTIONARY STATEMENT
--------------------

Estimates, predictions, opinions, or statements of belief in this report might be construed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such statements could relate to identification of trends, statements about the adequacy of the reserve for loan losses, credit quality, the impact of FASB pronouncements on the Corporation, and the effects of asset sensitivity, interest rate changes, and information concerning market risk described in the "Quantitative and Qualitative Disclosures About Market Risk" section of this report. Forward-looking statements are based on current expectations and assessments of potential developments. The Corporation's ability to achieve the results reflected in those statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates, significant changes in banking laws or regulations, increased competition the Corporation's businesses, higher-than-expected credit losses, the effects of acquisitions and integration of acquired businesses, unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions, and economic uncertainty created by unrest in other parts of the world.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY AND MARKET RISK
-----------------------------------------

Management considers interest rate risk to be the most significant market risk for the Corporation. Interest rate risk is the exposure to adverse changes in the Corporation's net income as a result of changes in interest rates, both in the level of change and in the pace at which it occurs.

Fluctuations in interest rates impact net interest income, which is an important determinant of the Corporation's financial performance. Through management of its interest rate risk, the Corporation seeks to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

In other words, management's objective is for growth in net interest income to be generated by changes in loans and deposits, not by changes in market interest rates. At the same time, management's intent is to prevent market interest rate changes from reducing net interest income by 10% or more within any 12-month period.

To assess the Corporation's interest rate risk, management considers a number of balance sheet risks and market variables, which include:

-     the mix of assets, liabilities, and off-balance sheet instruments;

-     their respective repricing and maturity characteristics;

-     the level of market interest rates; and

-     other external factors.

Management uses computer-based modeling to quantify these variables and simulate their impact on net interest income. The simulations compare multiple interest rate scenarios against a stable interest rate environment. As a general rule, the model employs scenarios in which rates gradually move up or down 250 basis points over a period of 12 months.

One of the external factors that must be taken into consideration is the inability of certain interest rates to decline further. One such example is the targeted federal funds rate, which was 1.00% from June 25, 2003, until June 30, 2004, when the Federal Reserve Board raised it to 1.25%.

Given this scenario, management considered a declining scenario of 250 basis points to be unreasonable, since a decline of that magnitude would create negative interest rates in the model. Instead, until June 30, 2004, the declining rate scenario employed a gradual downward move of only 100 basis points, at which point the federal funds rate would equal zero. Following the rate increase on June 30, 2004, the declining rate scenario mirrored the change and employed a gradual downward move of 125 basis points.

The rising rate scenario remained able to accommodate a 250-basis-point upside move.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

The following table presents how the simulation model projected the impact of gradual and sustained interest rate changes on net interest income over 12-month periods beginning June 30, 2004, and December 31, 2003.

IMPACT OF CHANGING INTEREST         FOR THE 12 MONTHS BEGINNING         FOR THE 12 MONTHS BEGINNING
RATES ON NET INTEREST INCOME                  6/30/04                             12/31/03
----------------------------                  -------                             --------
Gradual 250 basis point increase               5.08%                               6.14%
Gradual 125 basis point decrease              (4.48)%                             (5.33)%

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

OTHER RISKS

FINANCIAL MARKET RISK
---------------------

Financial market risk is the risk of exposure to adverse changes in the Corporation's noninterest income as a result of changes to the economic valuation of assets which the Corporation manages or holds in custody on behalf of clients. Such changes in valuation could be driven by the equity markets, the fixed income markets, or both.

Certain components of the noninterest income from the Wealth Advisory Services business and the Corporate Client Services business are based on fees that are tied directly to the market valuation of assets that the Corporation manages or holds in custody on behalf of clients. Income from the affiliate managers is based entirely on financial market valuations.

The following table presents changes in the percentage of noninterest income for the Wealth Advisory and Corporate Client Services businesses that were associated directly with financial market valuations.

Percentage of noninterest income based on financial market valuations
---------------------------------------------------------------------

  FOR THE PERIOD ENDED         2004 Q2   2004 YTD   2003 Q2   2003 YTD
  --------------------         -------   --------   -------   --------
Wealth Advisory Services        53.9%      52.3%     52.6%     51.7%
Corporate Client Services       25.5%      25.3%     21.8%     23.2%

For more information about the percentage of noninterest income that is tied to financial market valuations, please refer to the section on "Noninterest income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

OPERATIONAL RISK
----------------

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operating risk at a level appropriate to the Corporation's standards, in view of the risks inherent in the markets and businesses in which the Corporation is engaged.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation, and monitoring of transactions. Each business unit is responsible for complying with the Corporation's policies and applicable regulations, and is responsible for establishing specific procedures to do so. Each business unit as well as the Corporation's internal auditors monitors the overall effectiveness of the system of internal controls on an ongoing basis.

FIDUCIARY RISK
--------------

Fiduciary risk is the risk of loss that may occur if the Corporation were to breach a fiduciary duty to a client. To limit this risk, the Corporation has established policies and procedures to reduce the risk that obligations to clients would not be discharged faithfully or in compliance with applicable legal and regulatory requirements.

These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection. Business units have the primary responsibility for adhering to the policies and procedures applicable to their businesses.

ITEM 4. CONTROLS AND PROCEDURES

The Chairman of the Board and Chief Executive Officer of the Corporation and its Chief Financial Officer conducted an evaluation of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information about the Corporation (including its consolidated subsidiaries) required to be included in the periodic filings it makes with the Securities and Exchange Commission. The Corporation implemented a new trust accounting system during the second quarter of 2004. There were no other significant changes in the Corporation's internal controls during the second quarter of 2004 or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Corporation and its subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of their businesses and operations. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, management does not believe the ultimate resolution of any of them will have a materially adverse effect on the Corporation's consolidated financial condition. Further, management believes that some of the claims may be covered by insurance, and has advised its insurance carriers of the proceedings.

In the second quarter of 2004, the Securities and Exchange Commission reached settlements with Wilmington Trust Company on two separate matters that took the form of cease-and-desist orders. In one settlement, which was associated with the Corporate Client Services business, the Corporation incurred a $125,000 penalty. That order related to certain recordkeeping and reporting requirements in the registered transfer agent business. The second settlement, which was associated with the Wealth Advisory Services business, pertained to account statements provided to a third-party investment adviser for a custody account. No penalty was assessed for the second settlement.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows changes in issuer purchases of equity securities.

                                                                           (d) Maximum
                                                                            Number (or
                                                                           Approximate
                                                   (c) Total Number      Dollar Value) of
                   (a) Total          (b)            of Shares (or       Shares (or Units)
                   Number of        Average        Units) Purchased       that May Yet Be
                   Shares (or      Price Paid     as Part of Publicly     Purchased Under
                     Units)      per Share (or      Announced Plans        the Plans or
    Period         Purchased         Unit)            or Programs            Programs
Month #1
April 1, 2004 -
April 30, 2004      219,518        $   35.44            219,518             7,495,210
Month #2
May, 1, 2004 -
May 31, 2004             --               --                 --             7,495,210
Month #3
June 1, 2004 -
June 30, 2004            --               --                 --             7,495,210
Total               219,518        $   35.44            219,518             7,495,210

In April 2002, the Corporation announced a plan to repurchase 8 million shares of its stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Corporation's Annual Shareholders' Meeting held on April 15, 2004 (the Annual Meeting), the nominees for directors of the Corporation proposed were elected. The votes cast for those nominees were as follows:

                                             FOR                WITHHELD
Charles S. Crompton Jr.                54,492,566.372           499,214.253
R. Keith Elliott                       52,900,819.660         2,090,960.965
Stacey J. Mobley                       54,522,873.117           468,907.508
H. Rodney Sharp III                    54,512,570.330           479,210.295

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

The terms of Carolyn S. Burger, Ted T. Cecala, Richard R. Collins, Robert V.A. Harra Jr., Rex L. Mears, Hugh E. Miller, David P. Roselle, Thomas P. Sweeney, and Robert W. Tunnell Jr. continued after the Annual Meeting.

In addition, at the Annual Meeting, the Corporation's shareholders approved the Corporation's 2004 Employee Stock Purchase Plan. That plan, designed to assist the Corporation's staff members in becoming shareholders of the Corporation, is for a term of four years and authorizes the issuance of up to 800,000 shares of the Corporation's common stock. The vote in favor of that plan was as follows:

     FOR                           AGAINST                      ABSTAIN
40,128,898.486                  1,397,691.199                 403,033.940

At the Annual Meeting, the Corporation's shareholders also approved the 2004 Executive Incentive Plan. The plan offers added incentive for the Corporation's senior executives to achieve targeted performance goals. The vote in favor of that plan was as follows:

      FOR                          AGAINST                      ABSTAIN
37,094,508.557                  4,147,202.362                 687,912.706

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number      Exhibit
------      -------
3.1         Amended and Restated Certificate of Incorporation of the Corporation(1)

3.2         Amended and Restated Bylaws of the Corporation(2)

10.60       2004 Employee Stock Purchase Plan (3)

10.61       2004 Executive Incentive Plan (3)

10.62       Purchase Agreement dated as of June 30, 2004, among Balentine Holdings,
            Inc., Robert M. Balentine, B. Clayton Rolader, Jeffrey P. Adams, Robert
            E. Reiser, Jr., Gary B. Martin, Wesley A. French, Michael E. Wolf, The
            1999 Balentine Family Trust, The Robert M. Balentine Insurance Trust,
            Marcia M. Murray, S. Brittain Ellis Prigge, Dorsey D. Farr, Wilmington
            Trust Company as Trustee of the Griffin Trust, Southern Highlands
            Reserve, Inc., WT Investments, Inc., and Wilmington Trust Corporation(3)

99.1        Section 302 Certifications(3)

99.2        Section 906 Certification(3)

------------------------------

(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 2003.

(3)   Filed herewith.

The Corporation filed current reports on Form 8-K on April 15, 2004, and April 23, 2004, reporting certain developments under Item 5, and a current report on Form 8-K on April 16, 2004, under Item 12 reporting its financial condition and results of operations for the first quarter of 2004.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended June 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WILMINGTON TRUST CORPORATION

Date: August 9, 2004                   /s/ Ted T. Cecala
                                       -----------------------------------
                                       Name:  Ted T. Cecala
                                       Title: Chairman of the Board and
                                              Chief Executive Officer
                                              (Authorized Officer)

Date: August 9, 2004                   /s/ David R. Gibson
                                       -----------------------------------
                                       Name:  David R. Gibson
                                       Title: Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)