Form 10-Q
period 2004-09-30
WILMINGTON TRUST CORP
filed 2004-11-09
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  _____________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of September 30, 2004
           -----                            ------------------------------------
COMMON STOCK - PAR VALUE $1.00                         67,356,350

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
                          THIRD QUARTER 2004 FORM 10-Q
                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements (unaudited)

               Consolidated Statements of Condition                                             1
               Consolidated Statements of Income                                                3
               Consolidated Statements of Cash Flows                                            5
               Notes to Consolidated Financial Statements                                       7

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                       17

Item 3         Quantitative and Qualitative Disclosures About Market Risk                      43

Item 4         Controls and Procedures                                                         45

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                                               45

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                     46

Item 3         Defaults upon Senior Securities                                                 46

Item 4         Submission of Matters to a Vote of Security Holders                             46

Item 5         Other Information                                                               46

Item 6         Exhibits and Reports on Form 8-K                                                47

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                          ---------------------------
                                                                          September 30,   December 31,
(in millions)                                                                 2004           2003
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $      217.7   $      210.2
                                                                          ---------------------------
Federal funds sold and securities purchased
       under agreements to resell                                                332.1            3.8
                                                                          ---------------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                                     447.1          470.0
       Obligations of state and political subdivisions                             9.9           12.9
       Other securities                                                        1,403.8        1,392.3
-----------------------------------------------------------------------------------------------------
             Total investment securities available for sale                    1,860.8        1,875.2
                                                                          ---------------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions
              (market values of $3.0 and $3.4 respectively)                        2.8            3.1
       Other securities (market values of $0.5 and $ 1.1 respectively)             0.4            1.1
-----------------------------------------------------------------------------------------------------
             Total investment securities held to maturity                          3.2            4.2
                                                                          ---------------------------

Loans:
       Commercial, financial, and agricultural                                 2,428.6        2,275.2
       Real estate-construction                                                  759.0          699.8
       Mortgage-commercial                                                     1,186.6        1,078.2
-----------------------------------------------------------------------------------------------------
             Total commercial loans                                            4,374.2        4,053.2
                                                                          ---------------------------
       Mortgage-residential                                                      439.8          489.6
       Consumer                                                                1,182.6        1,077.1
       Secured with liquid collateral                                            619.4          605.4
-----------------------------------------------------------------------------------------------------
             Total retail loans                                                2,241.8        2,172.1
                                                                          ---------------------------
             Total loans net of unearned income                                6,616.0        6,225.3
       Reserve for loan losses                                                   (91.3)         (89.9)
-----------------------------------------------------------------------------------------------------
             Net loans                                                         6,524.7        6,135.4
                                                                          ---------------------------
Premises and equipment, net                                                      151.5          152.3
Goodwill, net of accumulated amortization
       of  $29.8 in 2004 and 2003                                                325.6          243.2
Other intangible assets, net of accumulated amortization
       of  $13.6 in 2004 and $11.1 in 2003                                        34.6           24.0
Accrued interest receivable                                                       39.2           39.5
Other assets                                                                     141.5          132.4
-----------------------------------------------------------------------------------------------------
             Total assets                                                 $    9,630.9   $    8,820.2
                                                                          ===========================

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                                                -----------------------------
                                                                September 30,    December 31,
(in millions)                                                       2004             2003
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand                               $    1,167.5     $    1,025.5
       Interest-bearing:
             Savings                                                   358.1            369.0
             Interest-bearing demand                                 2,342.4          2,364.1
             Certificates under $100,000                               762.3            788.3
             Local CDs $100,000 and over                               181.1            130.3
---------------------------------------------------------------------------------------------
                  Total core deposits                                4,811.4          4,677.2
             National CDs $100,000 and over                          2,177.9          1,900.0
---------------------------------------------------------------------------------------------
                  Total deposits                                     6,989.3          6,577.2
                                                                -----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                          1,111.6            820.5
       U.S. Treasury demand                                             78.6             48.3
       Line of credit                                                     --              8.0
---------------------------------------------------------------------------------------------
             Total short-term borrowings                             1,190.2            876.8
                                                                -----------------------------
Accrued interest payable                                                23.7             23.6
Other liabilities                                                      126.5            134.5
Long-term debt                                                         410.7            407.1
---------------------------------------------------------------------------------------------
             Total liabilities                                       8,740.4          8,019.2
                                                                -----------------------------
Minority interest                                                         --              0.2
                                                                -----------------------------

Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                      78.5             78.5
       Capital surplus                                                  94.3             54.6
       Retained earnings                                               999.1            948.4
       Accumulated other comprehensive loss                            (20.0)           (16.1)
---------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings         1,151.9          1,065.4
       Less: Treasury stock, at cost, 11,171,996 and
                   12,465,014 shares, respectively                    (261.4)          (264.6)
---------------------------------------------------------------------------------------------
             Total stockholders' equity                                890.5            800.8
                                                                -----------------------------
             Total liabilities and stockholders' equity         $    9,630.9     $    8,820.2
                                                                =============================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                       --------------------------------------------------------
                                                                       For the three months ended     For the nine months ended
                                                                               September 30,                September 30,
                                                                       --------------------------------------------------------
(in millions; except per share data)                                      2004            2003           2004           2003
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                               $   79.4       $   74.0       $  226.2       $  227.9
Interest and dividends on investment securities:
     Taxable interest                                                        16.3           14.3           48.1           43.9
     Tax-exempt interest                                                      0.1            0.3            0.4            0.7
     Dividends                                                                1.9            1.8            5.5            5.3
Interest on federal funds sold and securities
     purchased under agreements to resell                                     0.1            0.1            0.2            0.3
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                   97.8           90.5          280.4          278.1
                                                                         -----------------------------------------------------
Interest on deposits                                                         14.9           14.7           40.4           50.3
Interest on short-term borrowings                                             5.4            4.0           12.4           11.1
Interest on long-term debt                                                    3.5            3.7            9.6           10.0
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                  23.8           22.4           62.4           71.4
                                                                         -----------------------------------------------------
Net interest income                                                          74.0           68.1          218.0          206.7
Provision for loan losses                                                    (2.9)          (5.7)         (11.6)         (16.6)
------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                                    71.1           62.4          206.4          190.1
                                                                         -----------------------------------------------------
NONINTEREST INCOME
Advisory fees:
     Wealth Advisory Services:
          Trust and investment advisory fees                                 27.4           24.9           81.1           70.9
          Mutual fund fees                                                    5.0            5.6           15.1           16.9
          Planning and other services                                         4.6            5.0           17.8           14.5
------------------------------------------------------------------------------------------------------------------------------
               Total Wealth Advisory Services                                37.0           35.5          114.0          102.3
                                                                         -----------------------------------------------------
     Corporate Client Services:
          Capital markets services                                            7.1            7.5           23.3           21.4
          Entity management services                                          5.8            5.2           16.8           15.4
          Retirement services                                                 2.9            2.4            8.9            7.1
          Cash management services                                            1.4            1.3            4.6            3.9
------------------------------------------------------------------------------------------------------------------------------
               Total Corporate Client Services                               17.2           16.4           53.6           47.8
                                                                         -----------------------------------------------------
     Cramer Rosenthal McGlynn                                                 2.5            1.3            7.1            3.2
     Roxbury Capital Management                                               0.3           (0.1)           0.7           (2.3)
------------------------------------------------------------------------------------------------------------------------------
          Advisory fees                                                      57.0           53.1          175.4          151.0
     Amortization of affiliate other intangibles                             (0.6)          (0.7)          (1.5)          (1.4)
------------------------------------------------------------------------------------------------------------------------------
          Advisory fees after amortization
               of affiliate other intangibles                                56.4           52.4          173.9          149.6
                                                                         -----------------------------------------------------
Service charges on deposit accounts                                           7.8            8.6           24.1           23.7
Loan fees and late charges                                                    1.7            2.1            4.6            6.5
Card fees                                                                     2.1            2.1            6.5            7.1
Securities gains                                                              0.6             --            0.6             --
Other noninterest income                                                      0.8            1.1            2.6            3.6
------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                69.4           66.3          212.3          190.5
                                                                         -----------------------------------------------------
     Net interest and noninterest income                                    140.5          128.7          418.7          380.6
                                                                         -----------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                                    ----------------------------------------------------------------
                                                     For the three months ended          For the nine months ended
                                                            September 30,                      September 30,
                                                    ----------------------------------------------------------------
(in millions; except per share data)                  2004                2003             2004               2003
--------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                     33.8                31.5              98.6               92.5
Incentives and bonuses                                  7.1                 5.4              21.8               19.2
Employment benefits                                    10.3                 8.8              31.2               27.3
Net occupancy                                           5.2                 4.8              15.5               15.2
Furniture, equipment, and supplies                      8.1                 6.6              23.5               21.1
Advertising and contributions                           1.9                 1.4               6.2                6.1
Servicing and consulting fees                           5.9                 4.0              15.4               12.0
Travel, entertainment, and training                     2.2                 1.8               6.2                5.1
Originating and processing fees                         2.1                 2.1               6.2                5.8
Other noninterest expense                              10.3                 8.8              27.9               27.6
--------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                         86.9                75.2             252.5              231.9
                                                    ----------------------------------------------------------------

NET INCOME
     Income before income taxes and minority
         interest                                      53.6                53.5             166.2              148.7
Income tax expense                                     19.2                18.8              58.9               51.5
--------------------------------------------------------------------------------------------------------------------
     Net income before minority interest               34.4                34.7             107.3               97.2
Minority interest                                        --                 0.3               0.7                0.8
--------------------------------------------------------------------------------------------------------------------
     Net income                                     $  34.4             $  34.4           $ 106.6            $  96.4
                                                    ================================================================
Net income per share:
     basic                                          $  0.51             $  0.52           $  1.60            $  1.46
                                                    ================================================================
     diluted                                        $  0.50             $  0.52           $  1.57            $  1.45
                                                    ================================================================
Weighted average shares outstanding:
     basic                                           67,321              65,956            66,596             65,814
     diluted                                         68,468              66,670            67,805             66,348

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                 -------------------------
                                                                                 For the nine months ended
                                                                                        September 30,
(in millions)                                                                      2004             2003
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                  $  106.6         $   96.4
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                           11.6             16.6
                 Provision for depreciation and other amortization                   14.4             14.0
                 Amortization of other intangible assets                              2.5              2.3
                 Minority interest in net income                                      0.7              0.8
                 Amortization of investment securities available for sale
                        discounts and premiums                                       10.1             11.2
                 Deferred income taxes                                               (0.7)             4.3
                 Originations of residential mortgages available for sale           (59.2)          (149.2)
                 Gross proceeds from sales of residential mortgages                  60.3            151.6
                 Gains on sales of residential mortgages                             (1.1)            (2.4)
                 Securities gains                                                    (0.6)              --
                 (Increase)/decrease in other assets                                 (2.4)             1.7
                 Decrease in other liabilities                                       (5.7)           (11.8)
----------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                    136.5            135.5
                                                                                 -------------------------

INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                 30.7              0.4
     Proceeds from maturities of investment securities available for sale           995.4            890.0
     Proceeds from maturities of investment securities held to maturity               1.0              0.5
     Purchases of investment securities available for sale                       (1,027.0)        (1,365.7)
     Investments in affiliates                                                      (15.7)            (7.2)
     Cash paid for purchase of subsidiary                                           (33.0)              --
     Purchase of minority interest                                                   (1.3)              --
     Purchases of residential mortgages                                              (5.2)            (2.7)
     Net increase in loans                                                         (395.7)           (82.0)
     Purchases of premises and equipment                                            (32.6)           (19.1)
     Dispositions of premises and equipment                                          19.3              8.5
----------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                     (464.1)          (577.3)
                                                                                 -------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                                                                     -------------------------
                                                                                     For the nine months ended
                                                                                            September 30,
(in millions)                                                                           2004           2003
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net increase in demand, savings, and interest-bearing
            demand deposits                                                             109.4          679.3
     Net increase/(decrease) in certificates of deposit                                 302.7         (245.7)
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                              291.1          269.5
     Net increase in U.S. Treasury demand                                                30.3           13.7
     Proceeds from issuance of long-term debt                                              --          250.2
     Net decrease in line of credit                                                      (8.0)         (23.5)
     Cash dividends                                                                     (55.9)         (52.3)
     Distributions to minority shareholders                                              (0.8)          (0.5)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                                   14.2            9.1
     Payments for common stock acquired through buybacks                                (19.6)          (0.8)
------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                       663.4          899.0
                                                                                       ---------------------
     Effect of foreign currency translation on cash                                        --            0.1
                                                                                       ---------------------
     Increase in cash and cash equivalents                                              335.8          457.3
     Cash and cash equivalents at beginning of period                                   214.0          248.9
------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                    $549.8        $ 706.2
                                                                                       =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:

            Interest                                                                   $ 62.3        $  68.8
            Taxes                                                                        65.7           48.0
     In conjunction with the acquisition of Balentine & Company, LLC, Cramer
            Rosenthal McGlynn, LLC, Roxbury Capital Management, LLC, and Camden
            Partners Holdings, LLC, liabilities were assumed as follows:
            Book value of assets acquired                                              $  6.4        $    --
            Goodwill and other intangible assets acquired                                92.7            7.2
                                                                                       ---------------------
            Fair value of assets acquired                                                99.1            7.2
            Common stock issued                                                         (48.4)       -------
            Cash paid                                                                   (50.7)          (7.2)
------------------------------------------------------------------------------------------------------------
     Liabilities assumed                                                               $   --        $    --

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE 1 - STOCK-BASED COMPENSATION PLANS
---------------------------------------

At September 30, 2004, we had three types of stock-based compensation plans, which are described in "Note 15" to the "Consolidated Financial Statements" included in our 2003 Annual Report to Shareholders.

We apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for these plans.

If compensation cost for our three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," our net income would have been as follows:

                                                  --------------------------------------------------------
                                                  For the three months ended     For the nine months ended
                                                         September 30,                  September 30,
                                                  --------------------------------------------------------
(in millions, except per share amounts)               2004          2003           2004             2003
----------------------------------------------------------------------------------------------------------
Net income:
As reported                                         $  34.4        $  34.4        $ 106.6         $  96.4
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                        (1.3)          (1.0)          (3.9)           (2.8)
---------------------------------------------------------------------------------------------------------
Pro forma net income                                $  33.1        $  33.4        $ 102.7         $  93.6

Basic earnings per share:
As reported                                         $  0.51        $  0.52        $  1.60         $  1.46
Pro forma                                              0.49           0.51           1.54            1.42

Diluted earnings per share:
As reported                                         $  0.50        $  0.52        $  1.57         $  1.45
Pro forma                                              0.48           0.50           1.51            1.41

We made grants of restricted stock to certain employees. The value of the award is amortized into compensation expense over the applicable vesting period. Forfeitures are recorded as incurred. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership. We recognized expense in connection with restricted stock awards for the three- and nine-month periods ended September 30, 2004 of $0.0 million and $0.1 million, respectively.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTE 2 - ACCOUNTING AND REPORTING POLICIES
------------------------------------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include, after elimination of material intercompany balances and transactions, the accounts of the corporation, Wilmington Trust Company
(WTC), Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. (WTI), Rodney Square Management Corporation, Wilmington Trust (UK) Limited, Balentine Holdings, Inc., and WTC's subsidiaries. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. The consolidated financial statements presented herein should be read in conjunction with the "Notes to Consolidated Financial Statements" included in our 2003 Annual Report to Shareholders. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3 - COMPREHENSIVE INCOME
-----------------------------

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                                  ------------------------------------------------------
                                                                  For the three months ended   For the nine months ended
                                                                         September 30,                September 30,
                                                                  ------------------------------------------------------
(in millions)                                                        2004            2003        2004             2003
------------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 34.4         $ 34.4        $106.6           $ 96.4
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                   13.9          (16.0)         (3.3)           (10.2)
Reclassification adjustment for securities gains
     included in net income                                           (0.4)            --          (0.4)              --
Net unrealized holding gains arising during the
     period on derivatives used for cash flow hedge                    0.1             --           0.1               --
Reclassification adjustment for derivative gains
     included in net income                                           (0.1)            --          (0.2)            (0.1)
Foreign currency translation adjustments                                --            0.1          (0.1)             0.2
                                                                    ----------------------------------------------------
Total comprehensive income                                          $ 47.9         $ 18.5        $102.7           $ 86.3
                                                                    ====================================================

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTE 4  - EARNINGS PER SHARE
----------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                                   -----------------------------------------------------------
                                                   For the three months ended       For the nine months ended
                                                           September 30,                   September 30,
                                                   -----------------------------------------------------------
(in millions; except per share data)                2004               2003          2004               2003
--------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                    $  34.4            $  34.4       $ 106.6            $  96.4
--------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares             67.3               66.0          66.6               65.8
--------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                       1.2                0.7           1.2                0.5
--------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions              68.5               66.7          67.8               66.3
--------------------------------------------------------------------------------------------------------------
Basic earnings per share                           $  0.51            $  0.52       $  1.60            $  1.46
==============================================================================================================
Diluted earnings per share                         $  0.50            $  0.52       $  1.57            $  1.45
==============================================================================================================
Cash dividends per share                           $ 0.285            $  0.27       $  0.84            $ 0.795

The number of anti-dilutive stock options excluded was 1.0 million for the three- and nine-month periods ended September 30, 2004. The number of anti-dilutive stock options excluded was 1.1 and 2.1 million for the three- and nine-month periods ended September 30, 2003.

NOTE 5  - SEGMENT REPORTING
---------------------------

For the purposes of segment reporting, we discuss our business in four segments. There is a segment for each of our three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services, as well as a segment for Affiliate Money Managers.

The segment reporting methodology employs activity-based costing principles to assign corporate overhead expenses to each segment. In addition, funds transfer pricing concepts are used to credit and charge segments for funds provided and funds used.

The Regional Banking segment includes lending, deposit-taking, and branch banking in our primary banking markets of Delaware, southeastern Pennsylvania, and Maryland's Eastern Shore. It also includes institutional deposit taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages, and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

The Wealth Advisory Services segment includes financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, insurance services, business management services, and family office services. Results of Balentine & Company are fully consolidated in the Wealth Advisory Services segment.

The Corporate Client Services segment includes a variety of trust, custody, and administrative services that support capital markets transactions, entity management, and retirement plan assets. Results of SPV Management Limited are fully consolidated in the Corporate Client Services segment.

The Affiliate Money Managers segment includes contributions from Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM), which are based on our partial ownership interest in each firm. Services provided by these two affiliates

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004 include fixed income and equity investing services and investment portfolio management services. Neither CRM's or RCM's results are consolidated in our financial statements.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in "Note 1" to the "Consolidated Financial Statements" in our 2003 Annual Report to Shareholders. We evaluate performance based on profit or loss from operations before income taxes and without including nonrecurring gains and losses. We generally record intersegment sales and transfers as if the sales or transfers were to third parties (e.g., at current market prices). We report profit or loss from infrequent events, such as the sale of a business, separately for each segment.

Financial data by segment for the quarters ended September 30, 2004, and September 30, 2003, is as follows:
--------------------------------------------------------------------------------

                                                                   Wealth       Corporate     Affiliate
                                                     Regional     Advisory        Client        Money
Quarter ended September 30, 2004 (in millions)       Banking      Services       Services      Managers      Totals
--------------------------------------------------------------------------------------------------------------------
Net interest income                                 $    67.4     $     5.8     $     2.2     $    (1.4)   $    74.0
Provision for loan losses                                (3.2)          0.3            --            --         (2.9)
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision                      64.2           6.1           2.2          (1.4)        71.1
Advisory fees:
     Wealth Advisory Services                             0.4          34.7           1.9            --         37.0
     Corporate Client Services                            0.2            --          17.0            --         17.2
     Affiliate Money Managers                              --            --            --           2.8          2.8
--------------------------------------------------------------------------------------------------------------------
         Advisory fees                                    0.6          34.7          18.9           2.8         57.0
     Amortization of other intangibles                     --          (0.3)         (0.1)         (0.2)        (0.6)
--------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        0.6          34.4          18.8           2.6         56.4
Other noninterest income                                 12.2           0.2            --            --         12.4
Securities gains                                          0.6            --            --            --          0.6
--------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                      77.6          40.7          21.0           1.2        140.5
Noninterest expense                                     (36.0)        (33.3)        (17.6)           --        (86.9)
--------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                  $    41.6     $     7.4     $     3.4     $     1.2    $    53.6
====================================================================================================================
Depreciation and amortization                       $     5.3     $     2.1     $     1.5     $     0.3    $     9.2

--------------------------------------------------------------------------------------------------------------------
                                                                   Wealth       Corporate     Affiliate
                                                     Regional     Advisory       Client         Money
Quarter ended September 30, 2003 (in millions)       Banking      Services      Services      Managers      Totals
--------------------------------------------------------------------------------------------------------------------
Net interest income                                 $    61.0     $     6.0     $     2.3     $    (1.2)   $    68.1
Provision for loan losses                                (5.1)         (0.6)           --            --         (5.7)
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision                      55.9           5.4           2.3          (1.2)        62.4
Total advisory fees:
     Wealth Advisory Services                             0.5          32.6           2.4            --         35.5
     Corporate Client Services                            0.3            --          16.1            --         16.4
     Affiliate Money Managers                              --            --            --           1.2          1.2
--------------------------------------------------------------------------------------------------------------------
         Advisory fees                                    0.8          32.6          18.5           1.2         53.1
     Amortization of other intangibles                     --          (0.2)         (0.1)         (0.4)        (0.7)
--------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        0.8          32.4          18.4           0.8         52.4
Other noninterest income                                 13.1           0.5           0.3            --         13.9
--------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                      69.8          38.3          21.0          (0.4)       128.7
Noninterest expense                                     (33.9)        (28.2)        (13.1)           --        (75.2)
--------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                  $    35.9     $    10.1     $     7.9     $    (0.4)   $    53.5
====================================================================================================================
Depreciation and amortization                       $     6.4     $     2.0     $     1.5     $     0.6    $    10.5

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Wealth          Corporate      Affiliate
                                                     Regional        Advisory          Client          Money
Year-to-Date September 30, 2004 (in millions)        Banking         Services         Services       Managers        Totals
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                 $   197.1        $    18.2        $     6.6      $    (3.9)     $   218.0
Provision for loan losses                               (11.6)              --               --             --          (11.6)
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                     185.5             18.2              6.6           (3.9)         206.4
Total advisory fees:
     Wealth Advisory Services                             1.4            105.7              6.9             --          114.0
     Corporate Client Services                            0.7               --             52.9             --           53.6
     Affiliate Money Managers                              --               --               --            7.8            7.8
-----------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                    2.1            105.7             59.8            7.8          175.4
     Amortization of other intangibles                     --             (0.6)            (0.4)          (0.5)          (1.5)
-----------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        2.1            105.1             59.4            7.3          173.9
Other noninterest income                                 35.3              1.9              0.6             --           37.8
Securities gains                                          0.6               --               --             --            0.6
-----------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     223.5            125.2             66.6            3.4          418.7
Noninterest expense                                    (105.7)           (97.5)           (49.3)            --         (252.5)
-----------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                  $   117.8        $    27.7        $    17.3      $     3.4      $   166.2
=============================================================================================================================
Depreciation and amortization                       $    16.0        $     6.0        $     4.3      $     0.7      $    27.0
Segment average assets                                7,432.2          1,172.0            196.9          248.0        9,049.1

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Wealth          Corporate      Affiliate
                                                     Regional        Advisory          Client          Money
Year-to-Date September 30, 2003 (in millions)        Banking         Services         Services        Managers        Totals
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                 $   185.4        $    18.5        $     7.6      $    (4.8)     $   206.7
Provision for loan losses                               (15.6)            (1.0)              --             --          (16.6)
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                     169.8             17.5              7.6           (4.8)         190.1
Total advisory fees:
     Wealth Advisory Services                             1.8             93.2              7.3             --          102.3
     Corporate Client Services                            1.0               --             46.8             --           47.8
     Affiliate Money Managers                              --               --               --            0.9            0.9
-----------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                    2.8             93.2             54.1            0.9          151.0
     Amortization of other intangibles                     --             (0.4)            (0.4)          (0.6)          (1.4)
-----------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                        2.8             92.8             53.7            0.3          149.6
Other noninterest income                                 38.4              1.4              1.1             --           40.9
-----------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     211.0            111.7             62.4           (4.5)         380.6
Noninterest expense                                    (103.2)           (86.5)           (42.2)            --         (231.9)
-----------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                  $   107.8        $    25.2        $    20.2      $    (4.5)     $   148.7
=============================================================================================================================
Depreciation and amortization                       $    16.7        $     5.8        $     4.2      $     0.8      $    27.5
Segment average assets                                6,936.8          1,073.2            210.9          242.4        8,463.3

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES
------------------------------------------

From time to time, we enter into interest rate swap and interest rate floor contracts to manage interest rate risk and to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans.

When the index is equal to or above the strike rate, we do not make or receive any payments.

Swaps are contracts to exchange, at specified intervals, the difference between fixed- and floating-rate interest amounts computed on contractual notional principal amounts.

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing us to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties. We also use interest rate swaps to manage interest rate risk associated with our issues of long-term subordinated debt.

At September 30, 2004, we had entered into a total of $999.8 million notional amount of interest rate swaps as follows:

- $312.4 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $312.4 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

- $375.0 million of swaps associated with our long-term subordinated debt issues were made with other financial institutions.

Changes in the fair value that are determined to be ineffective are also recorded in "Other noninterest income" in the Consolidated Statements of Income.

The effective portion of the change in fair value is recorded in "Other comprehensive income" in the Consolidated Statements of Condition.

For the third quarter of 2004, approximately $77,100 of gains, resulting from the sale of floors in 2001, in "Accumulated other comprehensive income" were reclassified to earnings.

During the 12 months ending September 30, 2005, we expect to reclassify approximately $258,064 of gains in "Accumulated other comprehensive income" to earnings.

We do not hold or issue derivative financial instruments for trading purposes.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

A summary of goodwill and other intangible assets is as follows:

                                              September 30, 2004                       December 31, 2003
                                     ------------------------------------------------------------------------------
                                       Gross                       Net          Gross                       Net
                                     carrying     Accumulated    carrying      carrying    Accumulated    carrying
(in millions)                         amount      amortization    amount        amount    amortization     amount
-------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)             $   355.4     $    29.8    $   325.6     $   273.0     $    29.8    $   243.2
                                     =============================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights        $     7.8     $     4.7    $     3.1     $     7.2     $     4.0    $     3.2
    Customer lists                        31.6           6.5         25.1          19.1           4.8         14.3
    Acquisition costs                      1.7           1.7           --           1.7           1.7           --
    Other intangibles                      0.7           0.7           --           0.7           0.6          0.1
Nonamortizing
    Other intangible assets                6.4            --          6.4           6.4            --          6.4
------------------------------------------------------------------------------------------------------------------
Total other intangibles              $    48.2     $    13.6    $    34.6     $    35.1     $    11.1    $    24.0
                                     =============================================================================

Amortization expense of other intangible assets for the three months and nine months ended September 30 is as follows:

                                                         ---------------------------------------------------------
                                                         For the three months ended      For the nine months ended
                                                                September 30,                   September 30,
                                                         ---------------------------------------------------------
(in millions)                                             2004                2003        2004               2003
------------------------------------------------------------------------------------------------------------------
Amortization expense                                     $  0.9              $  1.0      $  2.5             $  2.3

The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in millions)
---------------------------------------------------
For the year ended December 31, 2005                                                                        $  4.6
For the year ended December 31, 2006                                                                           4.4
For the year ended December 31, 2007                                                                           3.7
For the year ended December 31, 2008                                                                           3.0
For the year ended December 31, 2009                                                                           2.8

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

The changes in the carrying amount of goodwill for the nine months ended September 30 are as follows:

                                                                             2004
                                                 ------------------------------------------------------------
                                                               Wealth     Corporate   Affiliate
                                                  Regional    Advisory      Client      Money
(in millions)                                     Banking     Services     Services    Managers       Total
-------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2004                    $     3.8   $     4.4    $     7.8   $   227.2     $   243.2
Goodwill acquired                                       --        70.7           --        11.7          82.4
-------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2004                 $     3.8   $    75.1    $     7.8   $   238.9     $   325.6
                                                 ============================================================

                                                                           2003
                                                 -----------------------------------------------------------
                                                               Wealth    Corporate   Affiliate
                                                  Regional    Advisory     Client      Money
(in millions)                                     Banking     Services    Services    Managers       Total
------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                    $     3.8   $     4.4   $     7.2   $   224.8     $   240.2
Goodwill acquired                                       --          --          --         2.4           2.4
Increase in carrying value due to foreign
    currency translation adjustments                    --          --         0.2          --           0.2
------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2003                 $     3.8   $     4.4   $     7.4   $   227.2     $   242.8
                                                 ===========================================================

The goodwill acquired in 2004 includes: $70.4 million recorded in connection with the payment of a portion of the purchase price for our interest in Balentine Delaware Holding Company, LLC; $11.7 million recorded in connection with an increase in WTI's equity interest in Cramer Rosenthal McGlynn; and $0.3 million recorded in connection with Balentine Delaware Holding Company, LLC's acquisition of the remaining interests in Balentine & Company Tennessee, L.L.C.

The goodwill acquired in 2003 includes $1.9 million recorded in connection with increases in WTI's equity interest in Cramer Rosenthal McGlynn and $0.5 million recorded in connection with increases in WTI's equity interest in Camden Partners Holdings.

The following table lists other intangible assets acquired during the nine months ended September 30.

                                                         2004                                    2003
                                          ----------------------------------------------------------------------------
                                                                    Weighted                                Weighted
                                                                    average                                 average
                                                                  amortization                            amortization
                                           Amount      Residual      period       Amount       Residual      period
(in millions)                             assigned      value       in years     assigned        value      in years
----------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                 $    0.6          --          8        $    1.2          --              8
Customer lists                                12.4          --         20             3.5          --             20
Customer list increase in carrying
     value due to foreign currency
     translation adjustments                   0.1                                     --          --             --
                                          --------------------------------------------------------------------------
                                          $   13.1          --                   $    4.7                         --
                                          ==========================================================================

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST
------------------------------------------------

The following table reflects the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three and nine months ended September 30, 2004, and 2003. Descriptions of these plans are contained in "Note 15" to the "Consolidated Financial Statements" in our Annual Report to Shareholders for 2003.

                                                   Pension benefits           SERP benefits        Postretirement benefits
                                                --------------------------------------------------------------------------
For the three months ended
September 30, 2004 (in millions)                  2004          2003         2004        2003        2004           2003
--------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                    $    1.7      $    1.6     $    0.2    $    0.1    $    0.2       $    0.2
Interest cost                                        2.2           2.7          0.4         0.3         0.6            0.6
Expected return on plan assets                      (2.8)         (3.4)          --          --          --             --
Amortization of transition
obligation/(asset)                                  (0.2)         (0.3)          --          --          --             --
Amortization of prior service cost                   0.2           0.3          0.1         0.1          --             --
Recognized actuarial (gain)/loss                     0.2            --          0.2          --         0.2            0.1
--------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $    1.3      $    0.9     $    0.9    $    0.5    $    1.0       $    0.9
                                                ==========================================================================
Employer contributions                          $   12.0      $     --     $    0.1    $    0.1    $    1.0       $    0.9

                                                   Pension benefits           SERP benefits        Postretirement benefits
                                                --------------------------------------------------------------------------
For the nine months ended
September 30, 2004 (in millions)                  2004          2003         2004        2003        2004           2003
--------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                    $    4.9      $    4.9     $    0.5    $    0.4    $    0.7       $    0.7
Interest cost                                        6.6           8.2          0.9         0.8         1.9            1.8
Expected return on plan assets                      (8.5)        (10.3)          --          --          --             --
Amortization of transition
obligation/(asset)                                  (0.6)         (0.7)          --         0.1          --             --
Amortization of prior service cost                   0.6           0.7          0.3         0.2          --             --
Recognized actuarial (gain)/loss                     0.6            --          0.4         0.1         0.6            0.4
--------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $    3.6      $    2.8     $    2.1    $    1.6    $    3.2       $    2.9
                                                ==========================================================================
Employer contributions                          $   12.0      $   15.0     $    0.4    $    0.3    $    2.8       $    2.4

Expected annual contribution                    $   12.0                   $    0.5                $    3.7

We sponsor a postretirement health care plan that provides a prescription drug benefit. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a subsidy for such prescription drug benefits. Neither the accumulated postretirement benefit obligation nor periodic postretirement benefit cost reflect any amount associated with this subsidy.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NOTE 9 - TEMPORARILY IMPAIRED INVESTMENT SECURITIES
---------------------------------------------------

At September 30, 2004, our investment portfolio had temporarily impaired investment securities with an estimated market value of $872.9 million and unrealized losses of $12.7 million. The improvement from the previous quarter was due to a decline in market interest rates offered on securities with durations similar to those of the investment securities we own, precipitated by employment concerns, a softer economy, and a perception by the markets that the Federal Open Market Committee will effect a slow, measured pace of interest rate hikes. These factors have caused a rise in market values across all sectors of investments.

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that are temporarily impaired.

                                          Less than 12 months      12 months or longer              Total
                                       ----------------------------------------------------------------------------
                                       Estimated                 Estimated                 Estimated
                                         market      Unrealized    market      Unrealized    market      Unrealized
(in millions)                            value         losses      value         losses      value         losses
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004
Other securities:
     U.S. Treasury and
         government agencies           $    96.8     $     0.3   $      --     $      --   $    96.8     $     0.3
     Preferred stock                        48.4           0.1        12.5           1.8        60.9           1.9
     Mortgage-backed securities            427.0           5.9       164.3           3.6       591.3           9.5
     Other debt securities                  85.5           0.5        38.4           0.5       123.9           1.0
------------------------------------------------------------------------------------------------------------------
Total temporarily impaired
     securities                        $   657.7     $     6.8   $   215.2     $     5.9   $   872.9     $    12.7
                                       ===========================================================================

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

SFAS No. 148: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial statements. The requirements of SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. We use the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. We have adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on our consolidated earnings, financial condition, or equity. On March 31, 2004, the FASB issued an exposure draft that would eliminate the use of the intrinsic value method of accounting for stock-based compensation for fiscal years beginning after December 15, 2004. At its October 13, 2004, board meeting, the FASB decided that the final Statement will be effective for any interim or annual period beginning after June 15, 2005.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW
----------------

Wilmington Trust is a financial services holding company with a diversified mix of three businesses - Wealth Advisory Services, Corporate Client Services, and Regional Banking - which we deliver primarily through three wholly owned subsidiaries:

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

- Wilmington Trust FSB, which serves as the platform for our activities beyond Delaware and Pennsylvania. Wilmington Trust FSB offices are located in California, Florida, Georgia, Maryland, Nevada, and New York.

Wilmington Trust and our affiliates also have offices in the Cayman Islands, the Channel Islands, and London, and other affiliates in Dublin and Milan.

Through our subsidiaries, we engage in fiduciary, wealth management, investment advisory, financial planning, insurance, broker-dealer, and deposit taking services; residential, consumer, commercial, and construction lending services; and business management and family office services.

The Wealth Advisory Services business provides a variety of financial planning and asset management services for high-net-worth individuals and families throughout the United States and in many foreign countries.

The Corporate Client Services business provides a variety of specialty trust and administrative services for national and multinational institutions.

The Regional Banking business targets consumer clients in the state of Delaware, and commercial clients throughout the Delaware Valley region. In our commercial banking business, we target family-owned or closely held businesses with annual sales of up to $250 million where there are opportunities to develop advisory as well as lending relationships.

Wilmington Trust and our subsidiaries are subject to regulation by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Delaware Department of Banking, the Pennsylvania Department of Banking, and certain other federal and state authorities.

In addition to our wholly owned subsidiaries, we hold ownership interests in two affiliate money managers:

- Cramer Rosenthal McGlynn, LLC (CRM), which is a New-York based value-style manager; and

- Roxbury Capital Management, LLC (RCM), which is a Santa Monica-based growth-style manager.

For the purposes of business discussion, we report income and assets from CRM and RCM separately. For the purposes of required segment reporting, we combine results from CRM and RCM into one segment. For more information about segment reporting, please refer to "Note 5" of the "Notes to Consolidated Financial Statements" in this report.

SUMMARY OF RESULTS FOR THE 3 MONTHS AND 9 MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------------------------------------------

Net income for the 2004 third quarter was $34.4 million, equal to the year-ago third quarter amount. Earnings per share for the 2004 third quarter, on a diluted basis, were $0.50, opposite $0.52 for the same period last year.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

Here is a summary of our 2004 third quarter highlights:

- Results from the Regional Banking business were robust. Loan balances rose for the 14th consecutive quarter, and credit quality remained strong.

-     The net interest margin stabilized at 3.51%.

- Good sales momentum in the Wealth Advisory business offset weakness in the financial markets, and revenue rose 4.2%.

- Corporate Client Services revenue increased 4.9% opposite sluggish capital markets activity.

- We continued to invest in our future by expanding our presence in existing markets, replacing outdated technology, and hiring more people.

- We completed the acquisition of Grant Tani Barash & Altman (GTBA), a Beverly Hills-based business management firm that serves high-net-worth clients. Beginning with the 2004 fourth quarter, GTBA's revenue and expenses will be consolidated in WAS results and included in our financial statements. We expect the addition of GTBA to be modestly accretive to our 2004 earnings.

- We completed our acquisition of the minority interest in Balentine. Original terms of the 2002 acquisition agreement entitled certain Balentine principals to receive Wilmington Trust stock payments in 2005, 2006, and 2007, and cash for their minority interests in the firm. The parties elected to accelerate the stock and cash payments, and we completed the transaction on July 1, 2004.

- We reissued 967,000 shares of our stock in connection with the acceleration of the Balentine transaction. This increased the number of our shares outstanding, and reduced third quarter 2004 earnings per share by approximately $0.01.

Third quarter 2004 results brought net income for the first 9 months of 2004 to $106.6 million, which was 10.6% higher than for the comparable period last year. Earnings per share, on a diluted basis, were $1.57 for the first 9 months of 2004, which was an increase of 8.3%.

With three-quarters of the year complete, here are the factors that have driven our 2004 performance to date:

- Our commercial loan balances have risen successively since the second quarter of 2001. This is due to the health of the Delaware Valley regional economy, our relationship management focus, our ability to remain the banking leader in Delaware, and our success at gaining more market share in southeastern Pennsylvania.

- Total loan balances are up 6.3% from the end of 2003, and amounted to $6.62 billion at September 30, 2004. Commercial balances are up 7.9% year to date, and retail balances are up 3.2% year to date, even though we continue to sell all new fixed-rate residential mortgage balances into the secondary market.

- Once the interest rate environment stabilized, so did our net interest margin. The end of June 2004 marked the first time since 1994 that we experienced a full 12-month cycle without a change in market interest rates. The falling rate environment of the past 3 years put considerable pressure on our margin. Beginning with the third quarter of 2002, our margin fell for 5 consecutive quarters. The rate of decline ranged from 11 basis points to 17 basis points, until the fourth quarter of 2003, when the margin rose 7 basis points to 3.52%. It has remained in the 3.51% to 3.53% range since then, and was 3.52% for the first 9 months of 2004.

- Our disciplined approach to underwriting manifested itself in the strength of our credit quality opposite loan growth. On an annualized basis, our net charge-off ratio at September 30, 2004, was 21 basis points, compared with 23 basis points at the same time last year. The percentage of loans rated "pass" by our internal risk rating analysis topped 96% for the first time in the 2004 second quarter, and remained above 96% in the 2004 third quarter.

- The financial markets continue to mask the full impact of the good sales momentum we have seen in our Wealth Advisory Services business. Sales for the first 9 months of 2004 are 18.9% higher than for the first 9 months of last year. Wealth Advisory revenue, at $114.0 million, is up 11.4%. In comparison, the Standard and Poor's 500 Index was up 0.24% for the first 9 months of 2004, while the Dow Jones Industrial Average and the NASDAQ Composite Indices recorded declines for the same period.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

- Revenue from the Corporate Client Services business for the first 9 months of 2004 was $53.6 million, which was 12.1% higher than for the comparable period last year. The entity management and retirement services components of the Corporate Client business remain strong, while weakness in the capital markets, which stemmed from legislative and regulatory changes, has hampered the Corporate Client growth rate overall.

- Results at both affiliate money managers continue to improve. Managed assets at value-style manager Cramer Rosenthal McGlynn are at their highest level in the firm's history, and income is more than double what it was for the first 9 months of 2003. At growth-style manager Roxbury Capital Management, the return to profitability continues to gain momentum.

- We continue to make strategic investments in each of our businesses to position our company for future growth. We have added staff, expanded in key markets, and improved our technological capabilities. We also have augmented compliance and risk management functions in order to fulfill the requirements of the Sarbanes-Oxley Act. Our noninterest expenses reflect these investments, and totaled $252.5 million for the first 9 months of 2004, which was an increase of 8.9% from the first 9 months of 2003.

On an annualized basis, third quarter 2004 results produced a return on average assets of 1.48% and a return on average stockholders' equity of 15.71%. In comparison, annualized results at September 30, 2003, produced returns of 1.58% and 17.64%, respectively.

In April 2004 we announced our 23rd consecutive year of increases in the cash dividend. We raised the quarterly cash dividend by 5.6% from $0.27 per share to $0.285 per share, or $1.14 per share on an annualized basis.

STATEMENT OF CONDITION
----------------------

This section discusses changes in the balance sheet for the period between December 31, 2003, and September 30, 2004. All balances referenced in this section are period-end balances unless otherwise noted.

ASSETS
------

Total assets at September 30, 2004, were $9.63 billion, which was 9.2% more than at the end of 2003. Earning assets totaled $8.81 billion, an increase of 8.7%, and accounted for 91.5% of total assets. The rise in earning assets included a $390.7 million increase in loan balances, and a $328.3 million increase in federal funds sold and securities purchased under agreements to resell (federal funds sold).

The amount of federal funds sold increased due to cash management activity. Much of the cash management activity was associated with Corporate Client Services clients who use paying-agent services. It is not unusual for these clients to deposit funds with us for short periods of time, particularly over period-ends. That is why we consider average balances for a period to be a more accurate depiction of balance sheet trends than period-end balances.

At September 30, 2004, the period-end balance of federal funds sold and securities purchased under agreements to resell was $332.1 million. In comparison, the average balance for the first nine months of 2004 was $20.6 million, which was $12.1 million lower than for the first nine months of 2003.

At September 30, 2004, period-end loan balances accounted for 75.1% of earning assets, compared with 72.8% at the end of September 2003. On average, loan balances for the first 9 months of 2004 accounted for 77.2% of earning assets, compared with 77.6% for the first 9 months of 2003.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

INVESTMENT SECURITIES
---------------------

At September 30, 2004, the size of the investment portfolio was $1.86 billion, slightly less than the $1.88 billion at December 31, 2003. On a percentage basis, the composition of assets within the investment portfolio remained relatively unchanged, as the following table illustrates.

COMPOSITION AT PERIOD-END                                                 2004 Q3      2003 Q4      2003 Q3
-------------------------                                                 -------      -------      -------
Mortgage-backed securities and collateralized mortgage obligations          51%          52%          49%
U.S. treasuries                                                             10%          11%          17%
Corporate issues                                                            16%          14%          13%
U.S. government agencies                                                    13%          13%          11%
Money market preferred stocks                                                7%           8%           7%
Municipal bonds                                                              1%           1%           1%
Other                                                                        2%           1%           2%

At September 30, 2004, approximately 98% of the mortgage-backed securities in the portfolio were invested in fixed-rate instruments with terms of 15 years or less. We believe we can manage duration and risk more efficiently by investing in mortgage-related instruments than by retaining individual residential mortgage loans on our balance sheet.

At September 30, 2004, the average life of mortgage-backed instruments in the investment portfolio was 4.0 years, and the duration was 3.88. The corresponding life and duration at December 31, 2003, were 4.50 and 4.50, respectively.

At September 30, 2004, the average life of the total investment portfolio was
6.06 years and the duration was 2.62. In comparison, at December 31, 2003, the average life was 5.67 years and the duration was 2.81.

The changes in average life and duration reflected the rising interest rate environment. Most of the changes were associated with callable agency securities, and our assumption that these instruments will be held to maturity because of the higher rates.

LOAN BALANCES
-------------

Results from the Regional Banking business for the 2004 third quarter were robust. Total loan balances at September 30, 2004, were 6.2% higher than at December 31, 2003, and reached $6.62 billion. We continued to be the leading full-service bank in Delaware, and our loan balances continued to grow in southeastern Pennsylvania.

On average, loan balances for the first 9 months of 2004 were $6.42 billion. This was 7% more than the $6.00 billion reported for the first 9 months of 2003. We regard average balances for a period, rather than period-end balances, as the more accurate indicator of trends in our Regional Banking business.

The Regional Banking business benefited from the health of the broadly diversified economy in the Delaware Valley, which is where we focus our banking activities. Unemployment rates remain lower and other economic indicators for Delaware and southeastern Pennsylvania remain stronger than for other parts of the United States.

We define the Delaware Valley region as including the state of Delaware; geographically adjacent areas along the I-95 corridor from Princeton, New Jersey, to Baltimore; and Maryland's Eastern Shore. Within this region, we target family-owned or closely held businesses with annual sales of up to $250 million. Our retail banking activities target the state of Delaware.

During the 2004 third quarter, we expanded by opening a commercial loan production office in Bel Air, Maryland, which is located between Wilmington and Baltimore. Many of our Delaware clients, especially auto dealers, are already active in this area. By having a physical presence there, we will be better able to serve their growing needs and to establish new relationships.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

COMMERCIAL LOANS
----------------

Commercial loan balances accounted for 82.2% of the 9-month growth in total loan balances, and reached $4.37 billion at September 30, 2004. This was an increase of $321.0 million, or 7.9%.

Within the commercial portfolio, nearly half of the 9-month growth was in traditional commercial and industrial (C and I) loans. Demand for C&I loans came from throughout the Delaware Valley region, and was not concentrated in any one locale or industry sector. Contractors, building suppliers, light manufacturing companies, and auto dealers were among the clients who increased their borrowings.

The rest of the 9-month growth occurred in commercial mortgage and commercial real estate and construction balances. This reflected the strength of the housing market throughout the region, and burgeoning development in southern Delaware, along with activity in the Ocean City, Maryland, area. Borrowings spanned a range of residential, retail, agricultural, and hotel projects.

In southern Delaware, a growing influx of year-round residents has spawned considerable housing demand and related development. Kiplinger's ranks Delaware among the top retirement destinations in the United States. According to the U.S. Census Bureau, Delaware is the fifth most popular state among residents aged 65 or older.

RETAIL LOANS
------------

Retail loans at September 30, 2004, totaled $2.24 billion. This was higher by $69.7 million, or 3.2%, than at December 31, 2003. We achieved this growth rate even though residential mortgage balances fell by $49.8 million, or 10.2%.

As noted earlier, we prefer to manage mortgage-related risk in our investment portfolio, instead of retaining individual residential mortgage loans as assets. Although we remain among the leading mortgage originators in Delaware, we sell all new fixed-rate production into the secondary market. Prepayments and refinancings also contributed to the 9-month decline in residential mortgage balances.

Consumer loan balances increased $105.5 million during the first 9 months of 2004, which more than offset the residential mortgage balance decline. Targeted efforts to increase home equity and small business lending contributed to the consumer loan increase.

Indirect auto lending also increased. Dealer-generated loan originations in the 2004 third quarter were 35% higher than for the year-ago third quarter. For the first 9 months of 2004, dealer-generated originations were 20% ahead of the comparable year-ago period.

Loans secured with liquid collateral increased marginally during the first 9 months of 2004, and totaled $619.4 million at September 30. In general, these loans are extended to Wealth Advisory clients.

RESERVE FOR LOAN LOSSES
-----------------------

The reserve for loan losses increased from $89.9 million at December 31, 2004, to $91.3 million at September 30, 2004, and was influenced by continued growth in loan balances and strength in credit quality.

The loan loss reserve ratio was 1.38% at September 30, 2004, which was 6 basis points lower than at December 31, 2003. The loan loss reserve ratio declined due to the high percentage of loans rated "pass" by our internal risk-rating analysis, and the lower provision for loan losses. The provision was lowered primarily because approximately $1.4 million was recovered during the 2004 third quarter on two previously charged-off loans.

For more information about credit quality, please refer to the "Asset Quality" section of this report.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

GOODWILL
--------

Goodwill rose from $243.2 million at December 31, 2003, to $325.6 million at September 30, 2004. The increase occurred primarily because we completed our acquisition of the minority interest in Balentine.

LIABILITIES
-----------

Total liabilities increased by 9.0% during the first 9 months of 2004 and reached $8.74 billion. Most of the increase resulted from borrowings that were used to fund loan growth.

DEPOSIT BALANCES
----------------

Changes in deposit balances reflect trends in the retail banking business, which is concentrated in the state of Delaware, as well as in funding strategies that we employ when loan demand exceeds core deposit balances. As a rule, core deposits represent client-driven balances, and indicate trends in our Regional Banking business. Other balances are driven by funding needs.

At September 30, 2004, core deposit balances totaled $4.81 billion, which was $134.2 million, or 2.9%, more than at December 31, 2003. Increases of $142.0 million in noninterest-bearing demand deposits and $50.8 million in local certificates of deposit (CDs) over $100,000 were offset partially by declines in interest-bearing savings and demand deposit balances and CDs under $100,000.

Noninterest demand deposit balances are used by Corporate Client Services clients who use our cash management and paying agent services. It is not unusual for these clients to deposit funds with us for short periods of time, particularly over period-ends. For that reason, we believe average deposit balances offer a better indicator of core deposit trends in our Regional Banking business than period-end balances. On average, core deposit balances for the first 9 months of 2004 were $4.49 billion, compared with $4.32 billion for the first 9 months of 2003.

Changes in other deposits and short-term borrowings reflect funding strategies. Other deposits include national CDs of $100,000 and over, which are purchased funds and not indicative of client activity. Decisions on whether to use national CDs or short-term borrowings typically are made based on the most favorable rate.

Between December 31, 2003, and September 30, 2004, other deposits increased $277.9 million, and short-term borrowings rose $313.4 million. These funds were used to support loan growth.

For more information about funding sources, please refer to the "Liquidity" section of this report.

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity at September 30, 2004, was $890.5 million. This was an 11.2% increase from the December 31, 2003, amount of $800.8 million. For more information about this increase, please refer to the "Capital Resources" section of this report.

INCOME STATEMENT
----------------

This section compares the Corporation's income and expenses for the third quarter and first 9 months of 2004 with those of the corresponding periods of 2003.

For the third quarter of 2004, net income was $34.4 million, which was equal to the year-ago third quarter amount. Earnings per share, on a diluted basis, were $0.50 for the 2004 third quarter, compared with $0.52 for the year-ago third quarter.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

For the 2004 third quarter, the growth in net interest income was robust. The Wealth Advisory and Corporate Client Services businesses recorded single-digit increases, due to the impact of weakness in the financial markets and the capital markets industry, respectively. This slowdown in the pace of advisory fee revenue was exacerbated by a 15.6% increase in noninterest expenses, as we continued to make investments in each of our businesses.

Our results were much more positive on a year-to-date basis. Net income for the first 9 months of 2004 totaled $106.6 million, which was 10.6% more than for the corresponding year-ago period. Earnings per share, on a diluted basis, were $1.57, which was 8.3% more than for the first 9 months of 2003.

Year-to-date results reflected stability in the net interest margin, credit quality that reduced the provision for loan losses, double-digit increases in Wealth Advisory and Corporate Client revenue, and considerable improvement in the results from the 2 affiliate money managers.

SOURCES OF INCOME
-----------------

We generate 2 kinds of revenue:

- Net interest income. Net interest income is the difference between the interest revenue we receive on earning assets, such as loans and investments, and the interest we pay on liabilities, such as deposits and short-term borrowings. Net interest income is generated primarily by banking and funding activities.

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

Our 2 sources of revenue generate a diversified stream of income that enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions.

INTEREST INCOME AND EXPENSE, NET INTEREST INCOME, AND NET INTEREST MARGIN
-------------------------------------------------------------------------

Continued loan growth and the rising interest rate environment held the net interest margin steady; narrowed the disparity between the yield on earning assets and the cost of funds used to support those assets; and contributed to the highest rate of quarterly growth in net interest income (before the provision for loan losses) in more than 4 years.

Net interest income, before the provision, was $74.0 million for the 2004 third quarter, an 8.7% improvement from the year-ago third quarter. For the first 9 months of 2004, net interest income totaled $218.0 million, an increase of 5.5% from the comparable period in 2003.

Comparing the 2004 third quarter with the 2003 third quarter, interest income rose $7.3 million, while the increase in interest expense was $1.4 million. These results caused interest income for the first 9 months of 2004 to increase $2.3 million, opposite a $9.0 million decline in interest expense for the same period.

Several key yields and rates reversed their long-standing trends during the 2004 third quarter. After 13 consecutive quarters of declines, the yield on total earning assets rose 6 basis points from its year-ago third quarter level, while the cost of funds used to support earning assets did not change. The yield on loan balances fell 4 basis points, while the cost of core deposits decreased 5 basis points. The yield on commercial loans rose 22 basis points.

These factors helped stabilize the net interest margin at 3.51% for the third quarter of 2004, and 3.52% for the first 9 months of 2004. This was 6 basis points higher than for the third quarter of 2003, but 8 basis points lower than for the first 9 months of 2003.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

To compute the net interest margin, the Corporation divides annualized net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

On an FTE basis, net interest income for the 2004 third quarter was $75.0 million, compared with $69.3 million for the 2003 third quarter. Total earning assets were $8.42 billion, on average, for the 2004 third quarter, which was $467.5 million, or 5.9%, higher than for the year-ago third quarter.

For the first 9 months of 2004, net interest income on an FTE basis was $221.3 million, compared with $210.3 million for the first 9 months of 2003. Total earning assets were $8.31 billion, on average, for the first 9 months of 2004, compared with $7.76 billion, on average, for the first 9 months of 2003.

Since June 30, 2004, the Federal Reserve has raised market interest rates 3 times for a total of 75 basis points, but only the first 25-basis-point increase was in place for the entire third quarter. Following the Federal Reserve's lead, we raised our prime lending rate on June 29 from 4.00% to 4.25%; to 4.50% on August 10; and to 4.75% on September 21. Assets are repricing at a faster pace than liabilities, however, and we remain asset-sensitive.

The following tables present comparative net interest income data and rate/volume analyses for the third quarters and first 9 months of 2004 and 2003.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

QUARTERLY ANALYSIS OF EARNINGS

                                                 2004 Third Quarter                 2003 Third Quarter
                                        ---------------------------------------------------------------------
(in millions; rates on                   Average      Income/      Average   Average      Income/     Average
tax-equivalent basis)                    balance      expense       rate     balance      expense      rate
-------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell          $     28.5    $   0.1       1.48%   $     35.6    $   0.1       1.12%

     U.S. Treasury and government
          agencies                           449.6        4.0       3.53         517.1        4.1       3.22
     State and municipal                      12.7        0.3       8.75          16.2        0.3       8.99
     Preferred stock                         121.2        2.3       7.42         120.7        2.2       7.39
     Mortgage-backed securities              960.4        9.9       4.08         961.2        8.8       3.64
     Other                                   322.2        2.5       3.04         249.9        1.8       2.88
-------------------------------------------------------------               ---------------------
          Total investment securities      1,866.1       19.0       4.02       1,865.1       17.2       3.71
                                        --------------------------------------------------------------------
     Commercial, financial, and
          agricultural                     2,403.3       27.6       4.51       2,202.2       23.5       4.18
     Real estate-construction                718.1        9.0       4.93         624.9        7.0       4.37
     Mortgage-commercial                   1,186.4       14.7       4.85       1,039.4       13.5       5.08
-------------------------------------------------------------               ---------------------
          Total commercial loans           4,307.8       51.3       4.67       3,866.5       44.0       4.45
                                        --------------------------------------------------------------------
     Mortgage-residential                    440.2        6.6       6.02         573.9        9.5       6.63
     Consumer                              1,164.1       17.2       5.84       1,031.3       17.1       6.58
     Secured with liquid collateral          616.8        4.6       2.93         583.6        3.8       2.52
-------------------------------------------------------------               ---------------------
          Total retail loans               2,221.1       28.4       5.07       2,188.8       30.4       5.51
                                        --------------------------------------------------------------------
               Total loans net of
                    unearned income        6,528.9       79.7       4.81       6,055.3       74.4       4.85
                                        --------------------------------------------------------------------
               Total earning assets     $  8,423.5       98.8       4.62    $  7,956.0       91.7       4.56
                                        ====================================================================
Funds supporting earning assets
     Savings                            $    368.4        0.2       0.21    $    368.8        0.1       0.13
     Interest-bearing demand               2,297.1        3.0       0.52       2,244.7        2.2       0.39
     Certificates under $100,000             763.9        3.8       1.95         817.6        5.2       2.50
     Local CDs $100,000 and over             189.0        0.7       1.40         128.4        0.5       1.60
-------------------------------------------------------------               ---------------------
               Total core interest-
                  bearing deposits         3,618.4        7.7       0.84       3,559.5        8.0       0.89
     National CDs $100,000
         and over                          1,937.1        7.2       1.48       1,780.9        6.7       1.48
-------------------------------------------------------------               ---------------------
               Total interest-bearing
                  deposits                 5,555.5       14.9       1.06       5,340.4       14.7       1.09
                                        --------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                                         2004 Third Quarter                         2003 Third Quarter
                                                -----------------------------------         ----------------------------------
(in millions; rates on                           Average        Income/     Average         Average        Income/     Average
 tax-equivalent basis)                           balance        expense      rate           balance        expense       rate
------------------------------------------------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                1,289.8           5.4        1.62          1,115.2           4.0        1.39
     U.S. Treasury demand                             3.8            --        1.54             20.0            --        0.76
-----------------------------------------------------------------------                     ----------------------
               Total short-term
                  borrowings                      1,293.6           5.4        1.62          1,135.2           4.0        1.38
                                                ------------------------------------------------------------------------------
     Long-term debt                                 403.2           3.5        3.44            405.4           3.7        3.63
-----------------------------------------------------------------------                     ----------------------
               Total interest-bearing
                  liabilities                     7,252.3          23.8        1.29          6,881.0          22.4        1.29
                                                ------------------------------------------------------------------------------
     Other noninterest funds                      1,171.2            --          --          1,075.0            --          --
-----------------------------------------------------------------------                     ----------------------
               Total funds used to support
                  earning assets                $ 8,423.5          23.8        1.11         $7,956.0          22.4        1.11
                                                ==============================================================================
Net interest income/yield                                          75.0        3.51                           69.3        3.45
     Tax-equivalent adjustment                                     (1.0)                                      (1.2)
                                                                -------                                    -------
Net interest income                                             $  74.0                                    $  68.1
                                                                =======                                    =======

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                        Year-to-Date 2004                     Year-to-Date 2003
                                             ------------------------------------    ------------------------------------
(in millions; rates on                         Average       Income/      Average     Average       Income/       Average
tax-equivalent basis)                          balance       expense        rate      balance       expense        rate
-------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell               $     20.6     $    0.2        1.25%    $     32.7     $    0.3        1.27%
     U.S. Treasury and government
          agencies                                448.3         11.6        3.49          502.5         12.5        3.40
     State and municipal                           13.9          0.9        8.67           16.5          1.1        8.99
     Preferred stock                              120.3          6.7        7.42          118.3          6.6        7.49
     Mortgage-backed securities                   986.1         30.3        4.05          832.0         26.4        4.27
     Other                                        305.8          6.8        2.97          239.5          5.5        2.99
--------------------------------------------------------------------                 -----------------------
               Total investment
                 securities                     1,874.4         56.3        3.99        1,708.8         52.1        4.10
                                             ---------------------------------------------------------------------------
     Commercial, financial, and
          agricultural                          2,363.4         77.1        4.29        2,202.6         73.2        4.39
     Real estate-construction                     726.1         25.4        4.60          587.1         19.8        4.46
     Mortgage-commercial                        1,153.1         42.2        4.81        1,034.1         42.3        5.39
--------------------------------------------------------------------                 -----------------------
          Total commercial loans                4,242.6        144.7        4.49        3,823.8        135.3        4.67
                                             ---------------------------------------------------------------------------
     Mortgage-residential                         460.3         20.9        6.05          608.9         30.8        6.74
     Consumer                                   1,111.1         49.5        5.93        1,030.3         51.7        6.70
     Secured with liquid collateral               605.7         12.2        2.64          560.9         11.5        2.71
--------------------------------------------------------------------                 -----------------------
          Total retail loans                    2,177.1         82.6        5.04        2,200.1         94.0        5.69
                                             ---------------------------------------------------------------------------
               Total loans net of
                    unearned income             6,419.7        227.3        4.67        6,023.9        229.3        5.04
                                             ---------------------------------------------------------------------------
               Total earning assets          $  8,314.7        283.8        4.51     $  7,765.4        281.7        4.82
                                             ===========================================================================
Funds supporting earning assets
     Savings                                 $    373.3          0.4        0.16     $    365.2          0.5        0.17
     Interest-bearing demand                    2,294.5          7.3        0.42        2,145.5          7.0        0.44
     Certificates under $100,000                  768.6         11.6        2.01          847.7         17.7        2.79
     Local CDs $100,000 and over                  152.6          1.7        1.45          139.7          1.9        1.80
--------------------------------------------------------------------                 -----------------------
               Total core interest-bearing
                  deposits                      3,589.0         21.0        0.78        3,498.1         27.1        1.03
     National CDs $100,000 and over             2,046.9         19.4        1.25        1,941.2         23.2        1.58
--------------------------------------------------------------------                 -----------------------
               Total interest-bearing
                  deposits                      5,635.9         40.4        0.95        5,439.3         50.3        1.23
                                             ---------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                                            Year-to-Date 2004                       Year-to-Date 2003
                                                ---------------------------------------     --------------------------------
(in millions; rates on                            Average        Income/        Average     Average      Income/     Average
tax-equivalent basis)                             balance        expense          rate      balance      expense       rate
----------------------------------------------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase                 1,108.1          12.3          1.46         961.0        11.0       1.51
     U.S. Treasury demand                              9.3           0.1          0.89          12.2         0.1       0.88
------------------------------------------------------------------------                    --------------------
               Total short-term borrowings         1,117.4          12.4          1.46         973.2        11.1       1.50
                                                ---------------------------------------------------------------------------

     Long-term debt                                  406.4           9.6          3.15         325.5        10.0       4.10
------------------------------------------------------------------------                    --------------------
               Total interest-bearing
                  liabilities                      7,159.7          62.4          1.15       6,738.0        71.4       1.41
                                                ---------------------------------------------------------------------------
     Other noninterest funds                       1,155.0            --            --       1,027.4          --         --
------------------------------------------------------------------------                    --------------------
               Total funds used to support
                  earning assets                $  8,314.7          62.4          0.99      $7,765.4        71.4       1.22
                                                ===========================================================================
Net interest income/yield                                          221.4          3.52                     210.3       3.60
     Tax-equivalent adjustment                                      (3.4)                                   (3.6)
                                                                 -------                                 -------
Net interest income                                              $ 218.0                                 $ 206.7
                                                                 =======                                 =======

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                -------------------------------------------------------------------------------
                                                For the three months ended Sept. 30,       For the nine months ended Sept. 30,
                                                ------------------------------------      -------------------------------------
                                                                          2004/2003                                  2004/2003
                                                                 Increase (Decrease)                        Increase (Decrease)
                                                                   due to change in                           due to change in
                                                -----------------------------------       -------------------------------------
              (in millions)                     Volume (1)    Rate (2)        Total       Volume (1)     Rate (2)        Total
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and
          securities purchased under
          agreements to resell                   $    --      $    --        $    --      $  (0.1)       $   0.0        $  (0.1)
     U.S. Treasury and
          government agencies                       (0.5)         0.4           (0.1)        (1.2)           0.3           (0.9)
     State and municipal *                          (0.1)         0.1             --         (0.2)           0.0           (0.2)
     Preferred stock *                               0.1          0.0            0.1          0.2           (0.1)           0.1
     Mortgage-backed securities                      0.1          1.0            1.1          5.4           (1.5)           3.9
     Other *                                         0.5          0.2            0.7          1.4           (0.1)           1.3
-------------------------------------------------------------------------------------------------------------------------------
               Total investment
                   securities                        0.1          1.7            1.8          5.6           (1.4)           4.2
                                                 ------------------------------------------------------------------------------
     Commercial, financial, and
          agricultural *                             2.1          2.0            4.1          5.3           (1.4)           3.9
     Real estate-construction                        1.0          1.0            2.0          4.7            0.9            5.6
     Mortgage-commercial *                           1.9         (0.7)           1.2          4.8           (4.9)          (0.1)
-------------------------------------------------------------------------------------------------------------------------------
               Total commercial loans                5.0          2.3            7.3         14.8           (5.4)           9.4
                                                 ------------------------------------------------------------------------------
     Mortgage-residential                           (2.2)        (0.7)          (2.9)        (7.5)          (2.4)          (9.9)
     Consumer                                        2.2         (2.1)           0.1          4.1           (6.3)          (2.2)
     Secured with liquid collateral                  0.2          0.6            0.8          0.9           (0.2)           0.7
-------------------------------------------------------------------------------------------------------------------------------
               Total retail loans                    0.2         (2.2)          (2.0)        (2.5)          (8.9)         (11.4)
                                                 ------------------------------------------------------------------------------
               Total loans net of
                   unearned income                   5.2          0.1            5.3         12.3          (14.3)          (2.0)
-------------------------------------------------------------------------------------------------------------------------------
               Total interest income             $   5.3      $   1.8        $   7.1      $  17.8        $ (15.7)       $   2.1
                                                 ------------------------------------------------------------------------------

Interest expense:
     Savings                                     $   0.0      $   0.1        $   0.1      $   0.0        $  (0.1)       $  (0.1)
     Interest-bearing demand                         0.1          0.7            0.8          0.5           (0.2)           0.3
     Certificates under $100,000                    (0.3)        (1.1)          (1.4)        (1.7)          (4.4)          (6.1)
     Local CDs $100,000 and over                     0.2          0.0            0.2          0.2           (0.4)          (0.2)
-------------------------------------------------------------------------------------------------------------------------------
               Total core interest-bearing
                   deposits                          0.0         (0.3)          (0.3)        (1.0)          (5.1)          (6.1)

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                          ----------------------------------------------------------------------------
                                          For the three months ended Sept. 30,      For the nine months ended Sept. 30,
                                          -----------------------------------       -----------------------------------
                                                                    2004/2003                                2004/2003
                                                           Increase (Decrease)                      Increase (Decrease)
                                                             due to change in                         due to change in
                                          ------------------------------------      -----------------------------------
(in millions)                             Volume (1)    Rate (2)      Total         Volume (1)      Rate (2)      Total
-----------------------------------------------------------------------------------------------------------------------
National CDs $100,000 and over                0.6        (0.1)          0.5              1.3         (5.1)         (3.8)
-----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             0.6        (0.4)          0.2              0.3        (10.2)         (9.9)
                                           ----------------------------------------------------------------------------
Federal funds purchased and securities
  sold under agreements to repurchase         0.6         0.8           1.4              1.7         (0.4)          1.3
Long-term debt                                0.0        (0.2)         (0.2)             2.5         (2.9)         (0.4)
-----------------------------------------------------------------------------------------------------------------------
  Total interest expense                   $  1.2      $  0.2        $  1.4          $   4.5       $(13.5)      $  (9.0)
                                           ----------------------------------------------------------------------------
Changes in net interest income             $  4.1      $  1.6        $  5.7          $  13.3       $ (2.2)      $  11.1
                                           ============================================================================

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

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

NONINTEREST INCOME
------------------

The table below shows changes in the mix between net interest and noninterest income. It demonstrates that:

-     Our sources of income are diversified and balanced.

-     Advisory income is the predominant source of noninterest income.

Advisory and total noninterest income as a percentage of combined net interest and noninterest income

FOR THE PERIOD ENDED                                2004 Q3      2003 Q3        2004 YTD         2003 YTD
--------------------                                -------      -------        --------         --------
Advisory income (after amortization)                 40.1%        40.7%          41.5%            39.3%
Total noninterest income                             49.4%        51.5%          50.7%            50.0%
                                                     ----         ----           ----             ----
Net interest income (after provision)                50.6%        48.5%          49.3%            49.9%
                                                     ----         ----           ----             ----

ASSETS UNDER MANAGEMENT
-----------------------

A portion of the revenue from our advisory businesses is derived from the levels of assets under management. The assets we manage include assets in personal trusts that are structured around wealth planning, preservation, and transition considerations. These assets are invested in a mix of instruments.

Changes in the level of managed assets at Wilmington Trust reflect trust distributions and terminations as well as business flows and financial market movements. In addition to revenue associated with managing assets, the Wealth Advisory business generates revenue from a variety of planning and other services.

In contrast, asset management is the primary business of the 2 affiliate money managers. Changes in managed assets at these 2 firms reflect business flows as well as financial market movements.

The following table compares changes in assets under management.

Changes in assets under management (AUM)*

AUM AT PERIOD-END (IN BILLIONS)                        2004 Q3           2003 Q4           2003 Q3
-------------------------------                        -------           -------           -------
Wilmington Trust                                        $24.6             $24.4             $23.6
Cramer Rosenthal McGlynn                                $ 5.8             $ 4.7             $ 4.0
Roxbury Capital Management                              $ 2.9             $ 3.2             $ 3.1
                                                        -----             -----             -----
Total                                                   $33.3             $32.3             $30.7
                                                        -----             -----             -----

The following table compares changes in the investment mix of managed assets at Wilmington Trust (excluding the affiliate money managers).

Changes in the investment mix of managed assets at Wilmington Trust*

INVESTMENT MIX AT PERIOD-END                    2004 Q3       2003 Q4      2003 Q3
----------------------------                    -------       -------      -------
Equities                                           42%          55%          52%
Fixed income                                       25%          25%          27%
Cash and equivalents                               13%           9%          11%
Mutual funds                                        8%           7%           6%
Other assets                                       12%           4%           4%

* Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

WEALTH ADVISORY SERVICES
------------------------

Income from the Wealth Advisory Services (WAS) business was $37.0 million for the third quarter, and $114.0 million for the first 9 months of 2004. Compared to the corresponding periods in 2003, these were increases of 4.2% and 11.4%, respectively. Sluggish financial markets continued to stymie WAS results overall, and masked the impact of strong sales momentum.

Third quarter 2004 WAS sales were 28.5% higher than for the year-ago third quarter. For the first 9 months of 2004, sales were 18.9% ahead of the year-ago amount. Markets outside of Delaware continued to gain traction and generate a higher percentage of sales.

As noted earlier, the sources of WAS revenue include asset management, financial planning, and other services. To offer insight into what is driving WAS revenue for any given period, we group the sources of revenue into three categories:

- Trust and investment advisory fees. This is the largest component of WAS revenue. These fees are generated by the asset management and investment consulting services we provide, and they are based on market valuations.

- Mutual fund fees. Approximately 87% of these fees are tied to money market mutual funds, and do not reflect equity market movements.

- Planning and other service fees. These fees are generated by the sophisticated planning services in which we specialize, including financial planning, retirement planning, and wealth transition planning. Estate settlement, tax preparation, and other services also generate these fees. These fees are not tied to asset valuations. Instead, they are based on the level and complexity of the services provided, and they can vary widely in amount. Some portions of these fees may recur annually; others may be nonrecurring. These fees reflect client demand at any point in time, and it is not unusual for them to fluctuate up or down from period to period.

Revenue from trust and investment advisory services was $27.4 million for the 2004 third quarter, and $81.1 million for the first 9 months of 2004. These were increases of 10.0% and 14.4%, respectively, from the comparable year-ago periods.

The increases in trust and investment advisory revenue reflected higher demand for our investment consulting services, and outpaced changes in the financial markets. Opposite the percentage increases we recorded, the three major equity market indices recorded single-digit increases for the comparable 52-week period. For the first 9 months of 2004, the Standard and Poor's 500 Index was up 0.24%, while the Dow Jones Industrial Average and the NASDAQ Composite Indices declined.

Fees from planning and other services were $4.6 million for the 2004 third quarter, which was $400,000 less than for the year-ago third quarter. As noted above, fees from planning and other services are unpredictable, and demand for these services was much stronger in the 2004 first and second quarters than in the third. The growth in these fees during the first half of 2004 is what accounted for the 22.8% increase in these fees for the first 9 months of 2004 versus the first 9 months of 2003.

The decline in mutual fund fees for the third quarter and first 9 months of 2004, opposite the comparable periods in 2003, reflected increasing client demand for investments that generate higher returns.

Beginning with the 2004 fourth quarter, revenue from the acquisition of Grant Tani Barash & Altman will be reported in the other service fees component of WAS revenue.

CORPORATE CLIENT SERVICES
-------------------------

Revenue from the Corporate Client Services (CCS) business was $17.2 million for the third quarter and $53.6 million for the first 9 months of 2004. Compared to the corresponding periods in 2003, these were increases of 4.9% and 12.1%, respectively. The capital markets environment was uncharacteristically weak during the 2004 third quarter, and this weakness hampered the growth rate of the CCS business overall.

In the CCS business, we provide specialized trust and administrative functions in the niche markets of capital markets services, entity management services, and retirement services. Capital markets and entity management services are priced according to complexity, and are performed on a fee-for-service basis. In general, fees for retirement services are based on the value of the retirement plan assets for which we serve as trustee. Most CCS services are performed under multiyear contracts.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

In addition to the trust and administrative functions, we provide cash management services for some CCS clients. Fees associated with these services are tied to asset values.

For the 2004 third quarter and first 9 months, approximately 25% of total CCS revenue was tied to asset valuations, compared with approximately 23% for the corresponding year-ago periods.

CCS CAPITAL MARKETS SERVICES
----------------------------

Our capital markets services support the structured finance industry, including such transactions as asset-backed securitizations, issues of trust-preferred securities, capital equipment leasing, and structures associated with companies in distressed financial condition.

For the first 9 months of 2004, revenue from capital markets services totaled $23.3 million, which was 8.9% higher than for the comparable period in 2003. On a third quarter 2004 versus 2003 basis, however, capital markets revenue fell 5.3%, and reflected changing dynamics in various parts of the structured finance industry.

Some parts of the industry remained strong. For the 2004 third quarter, sales of services that support trust-preferred securities were 17.1% higher, and sales of services that support asset-backed securitizations were 19.1% higher, than for the year-ago third quarter.

At the same time, there was a decrease in recurring revenue from services for asset-backed securitizations. This occurred because more contracts are maturing in a shorter span of time than in the past. Prior to the downward turn in market interest rates that began 3 years ago, the duration of most contracts was 5 to 10 years. As interest rates fell, investors sought durations of 2 to 5 years, which means that many of the contracts are now reaching maturity and ceasing to generate revenue.

A significant part of the structured finance industry, the market for cross-border and capital equipment leasings, stagnated while investors awaited the outcome of proposed tax legislation. For the year-ago third quarter, sales of services that support leasing transactions were nearly $530,000. In comparison, for the current-year third quarter, these sales amounted to less than $300,000.

The corporate tax bill that Congress passed on October 11 eliminated favorable tax treatments for cross-border and municipal equipment leasing structures.

CCS ENTITY MANAGEMENT SERVICES
------------------------------

In this part of the CCS business, we provide administrative services for legal entities in jurisdictions that offer favorable legal and tax environments. These services include accounting, regulatory and tax filings, providing independent directors for an entity, and other activities. Our growing ability to provide services in multiple jurisdictions is helping us grow this part of the business, as it enables us to attract more multinational corporations who want to establish trusts and entities in more than one location, but use a single provider to do so.

Entity management services revenue was $5.8 million for the third quarter, and $16.8 million for the first 9 months of 2004. These were increases of 11.5%, and 9.1%, respectively, from the corresponding periods in 2003. Higher revenue from services provided in Europe accounted for much of the growth.

CCS RETIREMENT SERVICES
-----------------------

In the retirement services component of the CCS business, we provide trust and custody services for institutional defined contribution benefit plans, such as 401(k) and other retirement plans. Third quarter 2004 sales of trustee services for defined contribution plans were nearly double the amount recorded for the year-ago third quarter. Retirement services revenue for the 2004 third quarter was 20.8% higher than for the year-ago third quarter. Revenue for the first 9 months of 2004 was 25.4% higher than for the comparable year-ago period. New business development contributed to the growth.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

CRAMER ROSENTHAL MCGLYNN
------------------------

At value-style affiliate money manager Cramer Rosenthal McGlynn (CRM), assets under management reached $5.8 billion, surpassing the record set at June 30, 2004, by $300 million, or 5.4%. Managed assets were higher by $1.8 billion, or 45.0%, than at September 30, 2003. In comparison, as noted earlier, the three major equity market indices recorded declines for the comparable 52-week period.

For the 2004 third quarter, income from our investment in CRM was nearly double the year-ago third quarter amount. For the first 9 months of 2004, income from CRM was more than double the amount for the same period in 2003.

The amount of income recorded from CRM is based on our ownership interest in the firm, which was 77.24% at September 30, 2004. In comparison, we held a 69.14% interest in CRM at September 30, 2003, and at December 31, 2003. CRM's results are not consolidated in our financial statements. Despite the high percentage of our position, we do not hold a controlling interest in CRM. CRM principals retain certain management controls, including veto powers over a variety of matters.

ROXBURY CAPITAL MANAGEMENT
--------------------------

Roxbury Capital Management's (RCM) return to profitability continued to gain momentum. Income from our investment in the growth-style affiliate was $300,000 for the 2004 third quarter, and $700,000 for the first 9 months of the year. In comparison, we recorded a $100,000 loss from RCM for the year-ago third quarter, and a $2.3 million loss for the first 9 months of 2003.

RCM's results reflected continued stringent expense management and the popularity of its small- and mid-capitalization products, which generate higher fees than other investment products. Outflows from its core large-capitalization product caused overall assets under management to decline.

Results recorded for RCM represent our ownership interest in the firm. At September 30, 2004, our interest consisted of 41.23% of RCM's common shares and 30% of its gross revenue. In comparison, at September 30, 2003, our interest consisted of 41.04% of RCM's common shares and 30% of its gross revenue. At December 31, 2003, our interest consisted of 41.23% of RCM's common shares and 30% of its gross revenue.

NONINTEREST EXPENSE
-------------------

Noninterest expense reflects the costs that we incur in the course of normal operations. It includes expenses associated with employment, occupancy, supplies, advertising, third-party providers, and other items.

Noninterest expenses totaled $86.9 million for the third quarter of 2004, and $252.5 million for the first 9 months of 2004. These were increases of 15.6% and 8.9%, respectively, from the corresponding year-ago periods. These increases were in line with our plan and reflected a number of steps we have taken throughout 2004 to position our company for continued growth.

The largest expense increases were recorded in salaries and wages, which were $2.3 million higher than for the year-ago third quarter, and $6.1 million higher than for the first 9 months of 2003. These increases resulted from staff additions we made to strengthen each of the company's businesses and to comply with increasing regulatory requirements. On a full-time equivalent basis, there were 73 more staff members at September 30, 2004, than at the same time last year.

In our Regional Banking business, we added commercial lending staff in Maryland and Pennsylvania, and opened a commercial loan production office in Bel Air, Maryland, as noted earlier. In Delaware, we added retail banking staff to develop new products and business strategies.

The Wealth Advisory business has expanded its investment management team and added other staff in New York and Baltimore. The Corporate Client business has added sales and support staff in Europe and the United States. Company-wide, we have hired additional staff in order to comply with the Sarbanes-Oxley Act and related regulatory requirements.

To a certain extent, the larger staff size accounted for increases in incentives and bonuses. In the 2004 third quarter, these expenses also reflected certain incentives that are earned semiannually. Higher pension expense and health insurance costs accounted for the rise in employment benefits costs.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

The increases in furniture, equipment, and supplies expense were attributable to technology projects. We upgraded our desktop operating system, which added depreciation costs. At the end of May 2004, we completed our conversion to a third-party trust accounting system, which added approximately $1 million in quarterly expenses, beginning with the 2004 third quarter. Training on the new systems caused travel, entertainment, and training expenses to increase.

The increases in servicing and consulting fees were due to strong demand for multi-manager investment consulting capabilities, which led to additional payments to third-party investment advisors. These increases also included costs associated with Sarbanes-Oxley compliance that were approximately $444,000 in the 2004 third quarter and approximately $719,000 for the first 9 months of 2004.

Other noninterest expenses increased due to a combination of higher legal, audit, insurance, and courier costs, and higher banking and trust differences.

HEADCOUNT
---------

At September 30, 2004, our full-time equivalent (FTE) headcount was 2,375. In comparison, at September 30, 2003, FTE headcount was 2,302. At December 31, 2003, FTE headcount was 2,307.

INCOME TAXES
------------

Income tax expense totaled $19.2 million for the 2004 third quarter and $58.9 million for the first 9 months of 2004. These were increases of 2.1% and 14.4%, respectively. Our effective tax rate for the 2004 third quarter was 35.8%, compared with 35.1% for the 2003 third quarter. For the first 9 months of 2004, our effective tax rate was 35.4%, compared with 34.6% for the first 9 months of 2003. The changes reflected higher state income taxes due to increased income, especially from the affiliate money managers.

LIQUIDITY
---------

We manage liquidity to ensure that our cash flows are sufficient to support our operating, investing, and financing activities. Liquidity management enables us to meet increases in demand for loans or other assets, and decreases in deposits or other funding sources. Liquidity is affected by the proportion of funding that is provided by core deposits and stockholders' equity.

As noted earlier, our sources of funding include deposit balances; cash that is generated by the investment and loan portfolios; short- and long-term borrowings, which include national certificates of deposit in amounts of $100,000 and more as well as term federal funds; internally generated capital; and other credit facilities.

Among our sources of available funds is the Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. Wilmington Trust Company has $1.2 billion in maximum available borrowing capacity secured by collateral. In addition, at September 30, 2004, we had $75 million in available borrowing capacity through lines of credit that we maintain with two major U.S. financial institutions.

In April 2003 we added another source of funding by issuing $250 million of long-term subordinated debt. The issue was for general corporate purposes, and we initially invested the proceeds in mortgage-backed securities.

We expect our investment portfolio to generate approximately $600 million of cash over the next 12 months from maturities and income. At September 30, 2004, the balance of the investment portfolio was $1.86 billion.

For the 2004 third quarter, the proportion of funding provided by core deposits was 56.6%, compared with 64.2% for the 2003 third quarter and 62.75% for the 2003 fourth quarter.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

We are a guarantor for 77.24% of a line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The line of credit is at LIBOR plus 2%, totals $5 million, and is scheduled to expire on December 6, 2004. At September 30, 2004, the balance of this line of credit was zero. Our guaranty portion reflects our ownership interest in CRM at September 30, 2004.

We monitor our existing and projected liquidity requirements continuously, and we believe that our standing in the national markets will enable us to obtain additional funding in a timely and cost-effective manner, should the need arise. A significant change in our financial performance or credit ratings could reduce the availability of funding, or increase the cost of such funding.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION
---------------------------------------------------------

We seek to maintain stable credit quality by using a disciplined approach to lending and adhering to strict underwriting standards. We make the vast majority of our loans within the Delaware Valley region, and we rarely make commercial loans outside of our target client market of family-owned or closely held businesses with annual sales of up to $250 million. This geographic focus enables us to remain cognizant of economic and other external factors that may affect credit quality, as does our focus on client relationships.

Credit quality remained strong throughout the third quarter and first 9 months of 2004. Key measures of credit quality remained in line with historic levels. The percentage of loans rated "pass" by our internal risk rating analysis topped 96% for both the second and third quarters of 2004, and remained higher than at September 30, 2003, and December 31, 2003. The composition of the loan portfolio remained well diversified and relatively unchanged, as the following table illustrates.

LOAN PORTFOLIO COMPOSITION FOR THE PERIOD ENDED      2004 Q3    2003 Q4    2003 Q3
-----------------------------------------------      -------    -------    -------
Commercial/financial/agricultural                      37%        37%        36%
Commercial real estate construction                    11%        11%        11%
Commercial mortgage                                    18%        17%        17%
Residential mortgage                                    7%         8%         9%
Consumer                                               18%        17%        18%
Secured by liquid collateral                            9%        10%         9%

Of the various measures of credit quality, we regard the net charge-off ratio as the most accurate indicator. For the 2004 third quarter, the net charge-off ratio was 6 basis points, and net charge-offs totaled $4.1 million. Compared with the year-ago third quarter, this was an increase of 3 basis points and $2.1 million. Compared with the year-ago fourth quarter, this was a decrease of 4 basis points and $2.3 million.

For the first 9 months of 2004, net charge-offs totaled $10.2 million. This was $300,000 less than for the first 9 months of 2003. On an annualized basis, the net charge-off ratio was 21 basis points at September 30, 2004, compared with 23 basis points at September 30, 2003. For the full-year 2003, the net charge-off ratio was 27 basis points.

The following table provides 9- and 12-month comparisons of changes in net charge-offs.

NET CHARGE-OFFS FOR THE PERIOD ENDED             2004 Q3           2003 Q4           2003 Q3
------------------------------------             -------           -------           -------
Net charge-off ratio                          6 basis points    10 basis points   3 basis points
Net charge-offs                               $4.1 million      $6.4 million      $2.0 million

We continue to pursue repayment even after loans are charged off. During the 2004 third quarter, we recovered approximately $1.4 million from 2 previously charged-off loans.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

The following table presents 9- and 12-month comparisons of other risk elements of credit risk.

NONPERFORMING ASSETS FOR THE PERIOD ENDED           2004 Q3    2003 Q4    2003 Q3
-----------------------------------------           -------    -------    -------
Nonaccruing loans (in millions)                    $   60.7   $   45.4   $   50.2
Loans past due 90 days or more (in millions)       $    7.6   $    5.6   $    7.3
Total (in millions)                                $   68.3   $   51.0   $   57.5
Percentage of period-end loans                         1.03%      0.82%      0.94%
Other real estate owned (in millions)              $    0.2   $    1.4   $    1.6

The increases in nonaccruing loans were due mainly to a single relationship with a Delaware Valley-based client who is in the dining and recreation business. During the 2004 third quarter, we transferred approximately $23 million associated with this relationship to nonaccrual status.

The declines in other real estate owned reflected the successful work out during the past 12 months of a Maryland beach resort residential project that first was classified as OREO in December 2002.

The following table compares how loans past due 90 days or more were dispersed throughout the loan portfolio on a percentage basis.

LOANS PAST DUE 90 DAYS OR MORE FOR THE PERIOD ENDED        2004 Q3     2003 Q4     2003 Q3
---------------------------------------------------        -------     -------     -------
Commercial loan portfolio                                    69%         39%         59%
Residential mortgage portfolio                               18%         37%         24%
Consumer loan portfolio                                      13%         24%         17%

Changes in the reserve and provision for loan losses reflected loan growth, credit quality, and the aforementioned loan recoveries. The following table compares 9- and 12-month changes in these measures of credit quality.

FOR THE PERIOD ENDED                              2004 Q3     2003 Q4     2003 Q3
--------------------                              -------     -------     -------
Provision for loan losses (in millions)          $    2.9    $    5.0    $    5.7
Reserve for loan losses (in millions)            $   91.3    $   89.9    $   91.2
Loan loss reserve ratio                              1.38%       1.44%       1.50%

For the first 9 months of 2004, the provision for loan losses totaled $11.6 million. This was $5.0 million less than for the first 9 months of 2003.

The reserve for loan losses reflects our best estimate, based on subjective judgments regarding how collectible loans within the portfolio are, of known and inherent estimated losses. In calculating the reserve, we evaluate micro- and macro-economic factors, historical net loss experience, delinquency trends, and movements within the internal risk rating classifications, among other things. We reassess the reserve on a quarterly basis as part of the regular application of the reserve methodology. The process that we use to calculate the reserve has provided a high degree of reserve adequacy over an extended period of time, and we believe that it is sound.

To accommodate growth in loan balances, we allocated a portion of the reserve to new loans within the parameters of the reserve methodology. At September 30, 2004, in light of the levels of past due, nonaccruing, and problem loans, we believe that the reserve for loan losses was a reasonable assessment of estimated and inherent losses in the loan portfolio. The portion of the reserve allocated to new loans was relatively unchanged.

At September 30, 2004, approximately $6.1 million, or 6.7%, of the reserve for loan losses was unallocated. In comparison, approximately $6.1 million, or 6.8%, of the reserve was unallocated at December 31, 2003. At September 30, 2003, approximately $6.1 million, or 6.7%, of the reserve was unallocated.

At September 30, 2004, our quarterly internal analysis of credits showed that more than 96% of the loans in the portfolio were rated pass for the second consecutive quarter. The percentage of loans with pass ratings has been higher than 92% since 1998, and higher than

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

95% since 2000.

The internal analysis has four classifications, which are:

-     Pass, which identifies loans with no current potential problems;

-     Watchlist, which identifies potential problem credits;

- Substandard, which identifies problem credits with some probability of loss; and

- Doubtful, which identifies problem credits with a higher probability of loss.

The definitions of problem and potential problem credits are consistent with the classifications used by regulatory agencies.

The following table compares 9- and 12-month changes in the internal risk rating analysis.

FOR THE PERIOD ENDED                        2004 Q3         2003 Q4          2003 Q3
--------------------                        -------         -------          -------
Pass                                         96.74%          95.83%          95.81%
Watchlist                                     1.81%           2.58%           2.53%
Substandard                                   1.21%           1.27%           1.25%
Doubtful                                      0.24%           0.32%           0.41%

We monitor the entire loan portfolio continually to identify potential problem loans, and to avoid disproportionately high concentrations of loans to any one borrower or industry sector. Integral parts of this process include regular analyses of all past-due loans and the identification of loans that we doubt will be repaid on a timely basis.

Changes in the regional economy, or other external factors, could impair the ability of some borrowers to repay their loans. Such an environment would cause us to anticipate increases in nonperforming assets, credit losses, and the provision for loan losses.

At September 30, 2004, we identified approximately $5.5 million of loans that we doubted would be repaid on a timely basis, even though those loans were performing in accordance with their terms or were less than 90 days past due. This compares with $28.5 million of such loans at December 31, 2003, and $26.6 million of such loans at September 30, 2003.

CAPITAL RESOURCES
-----------------

During the first 9 months of 2004, our capital continued to increase and our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines.

The annualized capital generation rate for the first 9 months of 2004 was 6.33%, compared with an annualized rate of 5.95% for the first 9 months of 2003 and a rate of 8.7% for the 2003 full year.

Stockholders' equity rose 11.2%, or $89.7 million, to $890.5 million. Between December 31, 2003, and September 30, 2004, additions to capital included:

- $50.7 million, which reflected earnings of $106.6 million net of $55.9 million in cash dividends;

- $14.2 million from the issue of common stock under employment benefit plans; and

- $48.4 million in common stock issued in connection with the payment of a portion of the purchase price for Balentine & Company, LLC, our investment counseling firm.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

These additions were offset partially by $32.6 million in reductions, which consisted of:

-     $3.7 million in unrealized losses on securities, net of taxes;

-     $19.6 million for the repurchase of shares;

-     $0.2 million in foreign currency exchange adjustments;

- A reclassification adjustment of $0.1 million for derivative and securities gains included in net income, net of income taxes.

During the 2004 third quarter, we bought back 122,854 of our shares, at an average price of $36.34 and a total cost of $4.5 million. During the first 9 months of 2004, we bought back a total of 543,275 shares at an average price of $36.13 and a total cost of $19.6 million. Since the current 8-million-share program began in April 2002, we have bought back a total of 627,644 shares at a total cost of $22.08 million.

Also during the 2004 third quarter, we reissued 1,106,625 shares of our stock. The size of the stock reissue included our acquisition of the minority interest in Balentine. The original terms of the acquisition entitled certain Balentine principals to receive payments in the form of Wilmington Trust stock in 2005, 2006, and 2007, and cash for their limited liability company interests. In June, the parties elected to accelerate the stock and cash payments, and the transaction was completed on July 1, 2004.

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions. These guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. The following table compares our ratios to the guidelines.

                                                                                ADEQUATELY         WELL-
                                                                               CAPITALIZED     CAPITALIZED
    CAPITAL RATIO                       SEPT. 30, 2004        DEC. 31, 2003      MINIMUM         MINIMUM
    -------------                       --------------        -------------      -------         -------
Total risk-based capital                    11.97%               12.45%             8%             10%
Tier 1 risk-based capital                    7.17%                7.46%             4%              6%
Tier 1 leverage capital                      6.04%                6.34%             4%              5%

On April 15, 2004, our Board of Directors raised the quarterly cash dividend from $0.27 to $0.285 per share. This was an increase of 5.6%. We have paid cash dividends on our common stock every year since 1908; paid quarterly cash dividends every year since 1916; and increased the cash dividend every year since 1982.

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
----------------------------------------------------------

In our day-to-day operations, we employ various financial instruments that generally accepted accounting principles deem to be off-balance sheet arrangements. Under regulatory guidelines, these instruments are considered for the purpose of calculating risk-based capital ratios. Some of these instruments, such as stand-by and performance letters of credit, unfunded loan commitments, unadvanced lines of credit, and interest rate swaps, do not appear on our balance sheet. We include other instruments, such as long-term debt obligations, on our balance sheet.

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing our company to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties. We also use interest rate swaps to manage interest rate risk associated with our issues of long-term subordinated debt.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

At September 30, 2004, we had entered into a total of $999.8 million of interest rate swaps as follows:

- $312.4 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, we made $312.4 million of swaps with other financial institutions that exchanged fixed rates for floating rates.

- We swapped $375.0 million associated with our long-term subordinated debt issues with other financial institutions.

We have two outstanding loans that total $35.5 million from the Federal Home Loan Bank of Pittsburgh. These funds were used to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

Many of our branch offices in Delaware, and all of our offices outside Delaware, are leased. Lease commitments for these locations, net of sublease arrangements, totaled $55.7 million at September 30, 2004.

At September 30, 2004, we were guarantor of an obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty is for 77.24%, which represents our current ownership interest in CRM, of a $5 million line of credit, which is scheduled to expire on December 6, 2004.

At September 30, 2004, the liquidity exposure we had that was associated with letters of credit, unfunded loan commitments, and unadvanced lines of credit was $2.93 billion.

The following table summarizes the obligations referenced above and the periods over which they extend.

                                                                                            MORE
CONTRACTUAL OBLIGATION PAYMENTS DUE BY             LESS THAN       1 - 3      3 - 5        THAN 5
PERIOD (IN MILLIONS)                     TOTAL      1 YEAR         YEARS      YEARS        YEARS
--------------------------------------   ------    ---------      ------      ------       ------
Long-term debt obligations               $578.0    $    22.8      $ 75.8      $198.9       $280.5
Operating lease obligations              $ 55.7    $     8.0      $ 22.6      $ 15.1       $ 10.0
Guaranty obligations                     $  5.0    $     5.0          --          --           --
                                         ------    ---------      ------      ------       ------
Total                                    $638.7    $    35.8      $ 98.4      $214.0       $290.5
                                         ------    ---------      ------      ------       ------

The long-term debt obligations in the table above refer to our two outstanding subordinated debt issues and our Federal Home Loan Bank advances. The first debt issue, in the amount of $125 million, was issued in 1998, is due in 2008, and was used in the acquisitions of affiliate money managers CRM and Roxbury Capital Management (RCM). The second debt issue, in the amount of $250 million, was issued in 2003, is due in 2013, and was for general liquidity purposes. All of these debt issues are included in the "Long-term debt" line of our balance sheet.

In addition, the acquisition agreements for CRM and RCM permit principal members and certain key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information on these acquisition agreements, please refer to "Note 1" of the "Notes to Consolidated Financial Statements" in our 2003 Annual Report to Shareholders.

INFLATION
---------

Our asset and liability structure is substantially different from that of an industrial company, since virtually all of the assets and liabilities of a financial institution are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a bank holding company's performance. Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of goods and services. The impact, therefore, of inflation on a bank holding company's financial performance is indeterminable.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

OTHER INFORMATION
-----------------

ACCOUNTING PRONOUNCEMENTS
-------------------------

Please refer to "Note 10" to the "Consolidated Financial Statements" in this report for a discussion of the impact of recent accounting pronouncements on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements and during the reporting period. We evaluate those estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. We base our estimates on historical experience and other factors and assumptions that we believe to be reasonable under the circumstances. These form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and the estimates we use to prepare the consolidated financial statements, and relate to the reserve for loan losses, stock-based employee compensation, and impairment of goodwill.

Reserve for loan losses: We maintain a reserve for loan losses that is our best estimate of known and inherent estimated losses, based on subjective judgments regarding the collectibility of loans within the portfolio. The reserve is reduced by actual credit losses, and is increased by the provision for loan losses and recoveries from loans previously charged-off. Personnel independent of the various lending functions evaluate the reserve on a quarterly basis. The level of the reserve is determined by assigning specific amounts to individually identified problem credits. A general amount is reserved for all other loans. In evaluating the reserve, we give specific consideration to current micro- and macro-economic factors, historical net loss experience, current delinquency trends, and movement within the internal risk rating classification system. The methodology we use to determine the necessary level of the reserve has been applied on a basis consistent with prior periods.

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

We believe that we use the best information available to make determinations about the reserve, and that we have established our existing reserve for loan losses in accordance with generally accepted accounting principles. If circumstances differ substantially from the assumptions used in making those determinations, future adjustments to the reserve may be necessary, and our financial results could be affected.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our banking affiliates' reserve for losses on loans. These agencies may require us to recognize additions to the reserve based on their judgments about information available to them at the time of their examination.

Stock-based employee compensation: We account for our stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, rather than the "fair value" approach prescribed in Statement of Financial Accounting Standards
(SFAS) No. 123. The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

Since our stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded upon grant. Each year since the inception of SFAS No. 123, we have disclosed, in the notes to the financial statements contained herein and in our Annual Report to Shareholders, what the earnings impact would have been had we elected the "fair value" approach under SFAS No.
123. Future earnings would be impacted if any change in generally accepted accounting principles were to limit the continued use of the "intrinsic value" approach. On March 31, 2004, the FASB issued an exposure draft, that would eliminate the use of the intrinsic value method of accounting for stock-based compensation for fiscal years beginning after December 15, 2004. At its October 13, 2004, board meeting, the FASB decided that the final Statement will be effective for any interim or annual period beginning after June 15, 2005.

Impairment of goodwill: Through a series of acquisitions, we have accumulated goodwill with a net carrying value of $325.6 million at September 30, 2004. Through 2001, this goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of the assets over their useful lives. Amortization could be changed if later events and circumstances warranted a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits could indicate that the unamortized cost should be reduced, which would result in a reduction in net income.

The 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," eliminated the requirement to amortize goodwill, and substituted impairment testing in its place. The purpose of impairment testing is to ensure that an amount presented in the financial statements for goodwill does not exceed its actual fair value. A methodology that is consistent with how the acquired entity or business was originally valued is to be utilized in testing for impairment on an annual basis. If this testing indicates that the fair value of the asset is less than its book value, an impairment expense must be recorded. There may be more volatility in reported income than under the previous standard, because impairment losses are likely to occur irregularly and in varying amounts. A major portion of the goodwill on our books is related to certain of our affiliate asset manager acquisitions. A decline in the fair value of the investment in any of these firms could result in an impairment expense.

SUBSEQUENT EVENT
----------------

On October 1, 2004, we completed the acquisition of 90% of Grant Tani Barash & Altman (GTBA), a Beverly Hills-based business management firm that serves high-net-worth clients. The services GTBA performs for its clients include bookkeeping, investment advice, cash flow management, budgeting, tax preparation, tax planning, insurance consultation, and other services. The firm employs approximately 40 staff members.

The balance of the ownership in GTBA is retained by its principals. We and those principals will be able to purchase additional ownership interests in GTBA from an owner upon the occurrence of a number of specified events, including the termination of employment, death, disability, or retirement of the owner.

GTBA is managed by a board of five managers, composed of three people we designate and two people designated by GTBA's principals.

CAUTIONARY STATEMENT
--------------------

Estimates, predictions, opinions, or statements of belief in this report might be construed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such statements could relate to identification of trends, statements about the adequacy of the reserve for loan losses, credit quality, the impact of FASB pronouncements on us, and the effects of asset sensitivity, interest rate changes, and information concerning market risk described in the "Quantitative and Qualitative Disclosures About Market Risk" section of this report. Forward-looking statements are based on current expectations and assessments of potential developments. Our ability to achieve the results reflected in those statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates, significant changes in banking laws or regulations, increased competition in our businesses, higher-than-expected credit losses, the effects of acquisitions and integration of acquired businesses, unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions, and economic uncertainty created by unrest in other parts of the world.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY AND MARKET RISK
-----------------------------------------

We consider interest rate risk to be our most significant market risk. Interest rate risk is the exposure to adverse changes in our net income as a result of changes in interest rates, both in the level of change and in the pace at which it occurs.

Fluctuations in interest rates impact net interest income, which is an important determinant of our financial performance. By managing our interest rate risk, we seek to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

In other words, our objective is for growth in net interest income to be generated by changes in loans and deposits, not by changes in market interest rates. At the same time, our intent is to prevent market interest rate changes from reducing net interest income by 10% or more within any 12-month period.

To assess interest rate risk, we consider a number of balance sheet risks and market variables, which include:

-     The mix of assets, liabilities, and off-balance sheet instruments;

-     Their respective repricing and maturity characteristics;

-     The level of market interest rates; and

-     Other external factors.

We use computer-based modeling to quantify these variables and simulate their impact on net interest income. The simulations compare multiple interest rate scenarios against a stable interest rate environment. As a rule, the model employs scenarios in which rates gradually move up or down 250 basis points over a period of 12 months.

One of the external factors that we take into consideration is the inability of certain interest rates to decline further. One such example is the targeted federal funds rate, which was 1.75% at September 30, 2004.

With the rate at 1.75%, we considered a declining scenario of 250 basis points to be unreasonable, since a decline of that magnitude would create negative interest rates in the model. Instead, as of September 30, 2004, the declining rate scenario employed a gradual downward move of 175 basis points, at which point the federal funds rate would equal zero.

The rising rate scenario remained able to accommodate a 250-basis-point upside move.

The following table presents how the simulation model projected the impact of gradual and sustained interest rate changes on net interest income over 12-month periods beginning September 30, 2004, and December 31, 2003.

IMPACT OF CHANGING INTEREST RATES        FOR THE 12 MONTHS          FOR THE 12 MONTHS
ON NET INTEREST INCOME                   BEGINNING 9/30/04          BEGINNING 12/31/03
---------------------------------        -----------------          ------------------
Gradual 250 basis point increase               4.85%                        6.14%
Gradual 100 basis point decrease                N/A                       (5.33)%
Gradual 175 basis point decrease             (6.92)%                        N/A

The preceding paragraphs contain certain forward-looking statements regarding the anticipated effects on our net interest income that may result from hypothetical changes in market interest rates. The assumptions we use regarding the effects of changes in interest rates on the adjustment of retail deposit rates and the prepayment of residential mortgages, asset-backed securities, and collateralized mortgage obligations play a significant role in the results the simulation model projects. Rate and prepayment assumptions used in our simulation model differ for both assets and liabilities in rising, as compared to declining, interest rate environments. Nevertheless, these assumptions are inherently uncertain and, as a result, the simulation model cannot predict precisely the impact of changes in interest rates on net interest income. We review our exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust its sensitivity. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities; changing the number and maturity of funding sources; securitizing assets; and utilizing such derivative contracts as interest rate swaps and interest rate floors.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

OTHER RISKS
-----------

FINANCIAL MARKET RISK
---------------------

Financial market risk is the risk of exposure to adverse changes in our noninterest income as a result of changes to the economic valuation of assets which we manage or hold in custody on behalf of clients. Such changes in valuation could be driven by the equity markets, the fixed income markets, or both.

Certain components of the noninterest income from the Wealth Advisory Services business and the Corporate Client Services business are based on fees that are tied directly to the market valuation of assets that we manage or hold in custody on behalf of clients. Income from the affiliate managers is based entirely on financial market valuations.

The following table presents changes in the percentage of noninterest income for the Wealth Advisory Services (WAS) and Corporate Client Services (CCS) businesses that were associated directly with financial market valuations.

Percentage of WAS and CCS income based on financial market valuations

  FOR THE PERIOD ENDED           2004 Q3     2004 YTD    2003 Q3     2003 YTD
-------------------------        -------     --------    -------     --------
Wealth Advisory Services          55.5%        53.3%      52.6%        52.0%
Corporate Client Services         25.0%        25.2%      22.6%        23.0%

For more information about the percentage of noninterest income that is tied to financial market valuations, please refer to the section on "Noninterest income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

OPERATIONAL RISK
----------------

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operating risk at a level appropriate to our standards, in view of the risks inherent in the markets and businesses in which we are engaged.

The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation, and monitoring of transactions. Each business unit is responsible for complying with our policies and applicable regulations, and is responsible for establishing specific procedures to do so.

In connection with our efforts to comply with Section 404 of the Sarbanes-Oxley Act, we have documented the internal controls over financial reporting, and have evaluated the design effectiveness of these controls for each of our business areas. This documentation includes a narrative, flow chart, and risk control matrix for each process cycle within the business area, as well as walk-through documentation for use by our independent auditors. We evaluate the process documentation and test the primary controls on a quarterly basis, and remediate where necessary. Appropriate managers in each business unit are to certify to the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer each quarter about the effectiveness of the internal controls within each of their areas.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

FIDUCIARY RISK
--------------

Fiduciary risk is the risk of loss that may occur if we were to breach a fiduciary duty to a client. To limit this risk, we have established policies and procedures to reduce the risk that obligations to clients would not be discharged faithfully or in compliance with applicable legal and regulatory requirements.

These policies and procedures provide guidance and establish standards related to the creation, sale, documentation, and management of investment products, trade execution, and counterparty selection. Business units have the primary responsibility for adhering to the policies and procedures applicable to their businesses.

ITEM 4.  CONTROLS AND PROCEDURES.

Our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) required to be included in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        -----------------

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of their businesses and operations. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, management does not believe the ultimate resolution of any of them will have a materially adverse effect on our consolidated financial condition. Further, management believes that some of the claims may be covered by insurance, and has advised its insurance carriers of the proceedings.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2004, we issued 967,000 shares of our common stock to the principals of Balentine & Company, LLC and certain other parties in acceleration of the purchase price for that company under our Merger Agreement with them dated as of October 23, 2001. Those shares were not registered under the Securities Act of 1933 in reliance on the exemption provided under Section 4(2) thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our purchases of our equity securities during the third quarter.

                                                                       (d) Maximum
                                                    (c) Total Number   Number (or
                                                       of Shares       Approximate
                                                       (or Units)     Dollar Value)
                                                       Purchased      of Shares (or
                          (a) Total          (b)       as Part of    Units) that May
                           Number of      Average       Publicly         Yet Be
                          Shares (or     Price Paid    Announced     Purchased Under
                             Units)       per Share     Plans or      the Plans or
      Period               Purchased      (or Unit)     Programs        Programs
-------------------       ----------     ---------- ---------------  ---------------
Month #1
July 1, 2004 -
July 31, 2004                104,326      $   36.34       104,326          7,390,884

Month #2
August, 1, 2004 -
August 31, 2004               18,528      $   36.30        18,528          7,372,356

Month #3
September 1, 2004 -
September 30, 2004                --             --            --          7,372,356
                          ----------      ---------  ------------    ---------------
Total                        122,854      $   36.34       122,854          7,372,356
                          ----------      ---------  ------------    ---------------

In April 2002, we announced a plan to repurchase 8 million shares of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number                                          Exhibit
-------                                         -------
3.1             Amended and Restated Certificate of Incorporation of the Corporation(1)

3.2             Amended and Restated Bylaws of the Corporation(2)

10.63           Amended and Restated Limited Liability Company Agreement of Grant Tani
                Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani, Barash
                & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani, Corey
                Barash, and Howard Altman(3)(4)

10.64           Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust
                Corporation(3)

10.65           Form of Stock Option Agreement(3)

10.66           Form of Restricted Stock Agreement(3)

10.67           Form of Restricted Stock Unit Agreement(3)

31              Rule 13a-14(a)/15d-14(a) Certifications (3)

32              Section 1350 Certification (3)

----------

(1) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 2003.

(3)   Filed herewith.

(4) Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed with the SEC and has been marked by an asterisk [*].

We filed current a current report on Form 8-K on July 16, 2004, under Item 12 reporting our financial condition and results of operations for the second quarter of 2004.

                          Wilmington Trust Corporation
           Form 10-Q for the quarterly period ended September 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WILMINGTON TRUST CORPORATION

Date: November 9, 2004

                                  /s/ Ted T. Cecala
                                  ----------------------------------------------
                                  Name:  Ted T. Cecala
                                  Title: Chairman of the Board and
                                         Chief Executive Officer
                                         (Authorized Officer)

Date: November 9, 2004
                                  /s/ David R. Gibson
                                  ----------------------------------------------
                                  Name:  David R. Gibson
                                  Title: Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)