Form 10-K
period 2004-12-31
WILMINGTON TRUST CORP
filed 2005-03-15
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                                 Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            As of June 30, 2004, the aggregate market value of voting and non-voting stock held by non-affiliates* of the registrant was $2,425,856,158.

            Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

         Class                                  Outstanding at December 31, 2004
--------------------------                      --------------------------------
Common Stock, $1 Par Value                                 67,405,422

Documents Incorporated                          Part of Form 10-K in which
by Reference                                    Incorporated
--------------------------                      --------------------------------

(1)   Portions of Proxy Statement for 2005          Part III
      Annual Shareholders' Meeting
      of Wilmington Trust Corporation

(2)   Portions of  Annual Report to                 Parts I, II, and IV
      Shareholders for fiscal year ended
      December 31, 2004

*For purposes of this calculation, Wilmington Trust's subsidiaries and its directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS

PART I

Item 1      Business...........................................................       1

Item 2      Properties.........................................................      24

Item 3      Legal Proceedings..................................................      25

Item 4      Submission of Matters to a Vote of Security Holders................      25

PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder
            Matters............................................................      25

Item 6      Selected Financial Data............................................      27

Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operation...............................................      28

Item 7A     Qualitative and Quantitative Disclosure About Market Risk..........      28

Item 8      Financial Statements and Supplementary Data........................      28

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...............................................      29

Item 9A     Controls and Procedures............................................      29

PART III

Item 10     Directors and Executive Officers of the Registrant.................      29

Item 11     Executive Compensation.............................................      29

Item 12     Security Ownership of Certain Beneficial Owners and Management.....      29

Item 13     Certain Relationships and Related Transactions.....................      29

Item 14     Principal Accountant Fees and Services.............................      29

PART IV

Item 15     Exhibits and Financial Statement Schedules.........................      30

                                     PART I

ITEM 1 - BUSINESS

         General

Wilmington Trust Corporation, a Delaware corporation and a financial holding company under the Bank Holding Company Act ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 44 branch offices at December 31, 2004. Wilmington Trust also owns two other depository institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with four branches ("WTPA"), and Wilmington Trust FSB, a federally-chartered savings bank with one branch in Maryland; one branch and four sales offices in Florida; and trust agency offices in California, Georgia, Nevada, and New York ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser ("RSMC"); WT Investments, Inc., an investment holding company with interests in five asset management firms ("WTI"); GTBA Holdings, Inc. ("GTBAH"), an investment holding company with interests in two asset management firms; Wilmington Trust Investment Management, LLC, an investment advisory firm ("WTIM"); and Wilmington Trust (UK) Limited, an investment holding company with interests in four international firms providing entity management services ("WTUK"). Through its wholly-owned subsidiary, WTC Camden, Inc., WTC owns an interest in an investment adviser, Camden Partners Equity Managers I, LLC.

Wilmington Trust's principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is (888) 456-9361. Its principal role is to supervise and coordinate the Banks', RSMC's, WTI's, WTIM's, GTBAH's, and WTUK's activities and provide them with capital and services. Virtually all of Wilmington Trust's income historically has been from dividends from its subsidiaries. Wilmington Trust's current staff principally consists of its management, who are executive officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC's support staff.

As of December 31, 2004, Wilmington Trust had total assets of $9.5 billion and total shareholders' equity of $905.3 million. On that date, 67,405,422 shares of Wilmington Trust's common stock were issued and outstanding, and the company had 8,499 shareholders of record. Wilmington Trust's total loans outstanding were approximately $6.8 billion on that date.

Wilmington Trust's businesses comprise Wealth Advisory Services, Corporate Client Services, and Regional Banking. The Wealth Advisory business serves clients throughout the United States and in many foreign countries. The Corporate Client Services business provides specialty trust services for national and multinational institutions. The Regional Banking business targets commercial clients throughout the Delaware Valley region and consumer clients in the state of Delaware

         Wealth Advisory Services Activities

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

Wilmington Trust also offers business management and family office services to high net worth individuals. These services include financial advice, bookkeeping, tax return preparation, investment management, and courier services.

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

         Lending Activities

The Banks historically have concentrated the lending, deposit-taking, and other banking activities described below in Delaware, Florida, Maryland, New York, and Pennsylvania. Commercial banking activities are conducted primarily in Delaware, Maryland, and Pennsylvania, and retail banking activities are conducted primarily in Delaware. Banking activities conducted in other states relate primarily to the Banks' wealth advisory business.

The Banks' commercial lending activities are targeted to owners of privately held businesses with annual sales up to $250 million. The Banks seek to work with business owners who need wealth advisory as well as lending services. The Banks generally do not pursue syndicated lending opportunities.

The Banks generally receive fees for originating loans and for taking applications and committing to originate loans. In addition, they receive fees for issuing letters of credit and lines of credit, as well as for late charges and other fees in connection with lending activities.

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

                  - Requiring in most instances that the financed project generate cash flow adequate to meet required debt service payments; and

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

The Banks' residential and commercial construction loans generally have terms of up to 24 months, and interest rates that adjust from time to time in accordance with changes in a designated interest rate. The Banks disburse loan proceeds in increments as construction progresses and inspections warrant. The Banks finance the construction of individual, owner-occupied houses only if qualified professional contractors are involved and only on the basis of the Banks' underwriting and construction loan management guidelines. The Banks may underwrite and structure construction loans to convert to permanent loans at the end of the construction period. Analyzing prospective construction loan projects requires greater expertise than that required for residential mortgage lending on completed structures. Accordingly, the Banks engage several staff members experienced in underwriting in connection with their construction lending. Residential and commercial construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolios and receive yields higher than those obtainable on permanent residential mortgage loans.

                  Residential Mortgage Loans

The Banks directly originate or purchase conventional residential first mortgage loans. The Banks sell all new residential fixed-rate mortgage production into the secondary market. Existing residential mortgage loans are served by a third-party provider. The Banks provide financing for jumbo residential first mortgage loans through a third-party lender.

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

The Banks' deposit accounts include demand checking accounts, term certificates of deposit, money market deposit accounts, negotiable order of withdrawal accounts, and regular savings accounts. The Banks also offer retirement plan accounts (including individual retirement accounts, Keogh accounts, and simplified employee pension plans) for investment in the Banks' various deposit accounts. The Banks attract consumer deposits principally from their primary market areas.

         Other Activities

Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2004, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.8 billion, or 19.2% of their total assets. The Banks' investment securities are used to meet federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

Financial information about Wilmington Trust's reporting segments is contained in Note 21 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 2004.

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

                  - WTC Camden, Inc., an investment holding company; - Wilmington Trust (Cayman), Ltd., a trust company; and

                  - Wilmington Trust (Channel Islands), Ltd., a trust company.

         Affiliates

Through its subsidiaries, Wilmington Trust also has interests in the following asset management firms whose results of operations are not consolidated with Wilmington Trust for financial reporting purposes:

                  - A 77.24% interest in Cramer Rosenthal McGlynn, LLC, an investment advisory firm specializing in equity investments in small- to middle-capitalization value-style stocks;

                  - A preferred profits interest equal to 30% of the revenues of, and 41.23% of the common interests in, Roxbury Capital Management, LLC, an investment management firm specializing in growth-style stocks for institutional and individual clients; and

                  - A 31.25% interest in Camden Partners Holdings, LLC, a Baltimore-based private equity firm.

         Staff Members

On December 31, 2004, Wilmington Trust and its subsidiaries had 2,428 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

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

                  - Increasing Competition for Deposits, Loans, and Assets Under Management.

The Banks compete for deposits, loans, and assets under management. Many of the Banks' competitors are larger and have greater financial resources than Wilmington Trust. These disparities have been accelerated with increasing consolidation in the financial services industry. Savings banks, savings and loan associations, and commercial banks located in the Banks' principal market areas historically have provided the most direct competition for deposits. Dealers in government securities and deposit brokers also provide competition for deposits. Savings banks, savings and loan associations, commercial banks, mortgage lenders, insurance companies, credit card issuers, credit acceptance corporations, and other institutional lenders provide the principal competition for loans. This competition can increase the rates the Banks pay to attract deposits and reduce the interest rates they can charge on loans, and impact the Banks' ability to retain existing customers and attract new customers.

Banks, trust companies, investment advisers, mutual fund companies, securities dealers, and insurance companies provide the Banks' principal competition for trust and asset management business.

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

                  -        Certain Anti-Takeover Provisions.

Certain provisions of Wilmington Trust's certificate of incorporation, bylaws, and Delaware's General Corporation Law could discourage potential acquisition proposals or delay or prevent a change in control of Wilmington Trust. Those provisions include a classified Board of Directors, special provisions for notice to Wilmington Trust for shareholders to nominate directors and Wilmington Trust's authorization to issue up to 1 million shares of preferred stock and 150 million shares of common stock. These authorized but unissued shares provide Wilmington Trust desirable flexibility for possible acquisitions and other corporate purposes, but could also delay or hinder an unsolicited acquisition of Wilmington Trust.

Industry Guide 3 Tables

The following table presents a rate/volume analysis of net interest income:

                                                                                 2004/2003                                2003/2002
                                                                        Increase (Decrease)                      Increase (Decrease)
                                                                          due to change in                         due to change in
                                                         --------------------------------------------------------------------------
(in millions)                                            Volume(1)     Rate(2)       Total      Volume(1)     Rate(2)       Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
      Time deposits in other banks                       $      --    $      --    $      --    $      --    $      --    $      --
      Federal funds sold and securities
            purchased under agreements to resell              (0.1)         0.1           --           --         (0.2)        (0.2)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total short-term investments                (0.1)         0.1           --           --         (0.2)        (0.2)
                                                         --------------------------------------------------------------------------
      U.S. Treasury and government agencies                   (1.4)         0.7         (0.7)        (3.6)        (4.5)        (8.1)
      State and municipal *                                   (0.2)        (0.1)        (0.3)        (0.1)          --         (0.1)
      Preferred stock *                                        0.3           --          0.3          2.3         (0.9)         1.4
      Mortgage-backed securities                               5.3         (1.8)         3.5         25.4        (13.0)        12.4
      Other *                                                  1.7          0.6          2.3          2.4         (1.6)         0.8
-----------------------------------------------------------------------------------------------------------------------------------
                  Total investment securities                  5.7         (0.6)         5.1         26.4        (20.0)         6.4
                                                         --------------------------------------------------------------------------
      Commercial, financial, and agricultural *                7.2          3.7         10.9         10.6        (17.8)        (7.2)
      Real estate-construction                                 5.4          2.8          8.2          8.4         (3.7)         4.7
      Mortgage-commercial *                                    6.6         (3.4)         3.2          2.9        (10.8)        (7.9)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total commercial loans                      19.2          3.1         22.3         21.9        (32.3)       (10.4)
                                                         --------------------------------------------------------------------------
      Mortgage-residential                                    (8.8)        (2.9)       (11.7)       (13.3)        (1.4)       (14.7)
      Installment loans to individuals                         6.3         (6.7)        (0.4)         2.1         (7.4)        (5.3)
      Loans secured by liquid collateral                       1.0          1.1          2.1          4.0         (4.1)        (0.1)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total retail loans                          (1.5)        (8.5)       (10.0)        (7.2)       (12.9)       (20.1)
                                                         --------------------------------------------------------------------------
                  Total loans net of unearned income          17.7         (5.4)        12.3         14.7        (45.2)       (30.5)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total interest income                  $    23.3    $    (5.9)   $    17.4    $    41.1    $   (65.4)   $   (24.3)
                                                         ==========================================================================
Interest expense:
      Savings                                            $      --    $     0.1    $     0.1    $      --    $    (0.3)   $    (0.3)
      Interest-bearing demand                                  0.5          1.9          2.4          2.6         (3.5)        (0.9)
      Certificates under $100,000                             (1.8)        (4.9)        (6.7)        (2.0)        (6.9)        (8.9)
      Local certificates $100,000 and over                     0.7         (0.1)         0.6         (0.8)        (1.2)        (2.0)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total core interest-bearing deposits        (0.6)        (3.0)        (3.6)        (0.2)       (11.9)       (12.1)
      National certificates $100,000 and over                  1.5         (1.4)         0.1          2.1        (14.3)       (12.2)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total interest-bearing deposits              0.9         (4.4)        (3.5)         1.9        (26.2)       (24.3)
                                                         --------------------------------------------------------------------------

      Federal funds purchased and securities
            sold under agreements to repurchase                2.1          1.6          3.7          3.8         (6.7)        (2.9)
      U.S. Treasury demand                                      --           --           --         (0.3)          --         (0.3)
-----------------------------------------------------------------------------------------------------------------------------------
                  Total short-term borrowings                  2.1          1.6          3.7          3.5         (6.7)        (3.2)
                                                         --------------------------------------------------------------------------
      Long-term debt                                           2.4         (2.2)         0.2         12.2         (9.3)         2.9
-----------------------------------------------------------------------------------------------------------------------------------
                  Total interest expense                 $     5.4    $    (5.0)   $     0.4    $    17.6    $   (42.2)   $   (24.6)
                                                         ==========================================================================
                  Changes in net interest income         $    17.9    $    (0.9)   $    17.0    $    23.5    $   (23.2)   $     0.3
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

The maturity distribution of Wilmington Trust's investment securities held to maturity follows:

                                                            -------------------------------
                                                                                   Weighted
                                                            Market    Amortized     average
December 31, 2004  (in millions)                            value       cost         yield
-------------------------------------------------------------------------------------------
State and municipals:
      After 1 but within 5 years                            $  1.1    $  1.1          5.80%
      After 5 but within 10 years                              1.7       1.5          6.20
-------------------------------------------------------------------------------------------
            Total                                              2.8       2.6          6.00
-------------------------------------------------------------------------------------------
Mortgage-backed securities:
      After 10 years                                           0.3       0.3          3.20
-------------------------------------------------------------------------------------------
            Total                                              0.3       0.3          3.20
-------------------------------------------------------------------------------------------
Other:
      Within 1 year                                            0.2       0.2          3.86
-------------------------------------------------------------------------------------------
            Total                                              0.2       0.2          3.86
-------------------------------------------------------------------------------------------
            Total investment securities held to maturity    $  3.3    $  3.1          5.59%
===========================================================================================

Note:    Weighted average yields are not on a tax-equivalent basis.

         Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                            ---------------------------------
                                                                                     Weighted
                                                             Market     Amortized     average
December 31, 2004  (in millions)                             value        cost         yield
---------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
      Within 1 year                                         $  102.6    $   102.5       2.61%
      After 1 but within 5 years                               298.7        298.9       3.55
      After 5 but within 10 years                               40.0         39.9       4.89
---------------------------------------------------------------------------------------------
            Total                                              441.3        441.3       3.45
---------------------------------------------------------------------------------------------
State and municipals:
      After 1 but within 5 years                                 0.1          0.1       7.25
      After 5 but within 10 years                                0.3          0.2      13.57
      After 10 years                                             9.4          9.1       5.56
---------------------------------------------------------------------------------------------
            Total                                                9.8          9.4       5.72
---------------------------------------------------------------------------------------------
Preferred stock:
      Within 1 year                                             39.5         39.0       5.15
      After 1 but within 5 years                                60.4         57.4       7.68
---------------------------------------------------------------------------------------------
            Total                                               99.9         96.4       6.65
---------------------------------------------------------------------------------------------
Mortgage-backed securities:
      After 1 but within 5 years                                 1.6          1.5       6.88
      After 5 but within 10 years                               65.0         63.9       4.58
      After 10 years                                           862.3        871.7       4.03
---------------------------------------------------------------------------------------------
            Total                                              928.9        937.1       4.07
---------------------------------------------------------------------------------------------
Other:
      Within 1 year                                             13.8         13.4       3.10
      After 1 but within 5 years                                 0.5          0.5       7.50
      After 10 years                                           316.0        316.3       3.78
---------------------------------------------------------------------------------------------
            Total                                              330.3        330.2       3.76
---------------------------------------------------------------------------------------------
            Total investment securities available for sale  $1,810.2    $ 1,814.4       4.01%
=============================================================================================

Note:    Weighted average yields are not on a tax-equivalent basis.

         Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31  (in millions)                   2004        2003         2002         2001         2000
------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural    $2,505.2    $2,275.3     $2,137.5     $1,861.8     $1,622.7
Real estate-construction                      735.4       699.8        591.9        400.5        372.7
Mortgage-commercial                         1,246.8     1,078.2      1,065.9      1,009.4        990.4
Mortgage-residential                          431.3       489.6        677.2        865.3        925.9
Installment loans to individuals            1,239.6     1,077.1      1,046.7        981.7        960.6
Secured by liquid collateral                  604.7       605.4        506.3        370.1        316.7
------------------------------------------------------------------------------------------------------
      Total loans, gross                    6,763.0     6,225.4      6,025.5      5,488.8      5,189.0
Less:  unearned income                           --        (0.1)        (0.4)        (0.8)        (0.6)
------------------------------------------------------------------------------------------------------
      Total loans                          $6,763.0    $6,225.3     $6,025.1     $5,488.0     $5,188.4
======================================================================================================

The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the last five years:

                              ----------------------------------------------------------------------------------------------
                                     2004              2003               2002               2001               2000
                              ------------------ ------------------ ------------------ ------------------ ------------------
                                      % of loans         % of loans         % of loans         % of loans         % of loans
                                         in each            in each            in each            in each            in each
                                     category of        category of        category of        category of        category of
December 31 (in millions)     Amount   net loans Amount   net loans Amount   net loans Amount   net loans Amount   net loans
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
      agricultural            $ 43.4      37%    $ 45.2      37%    $ 43.9      36%    $ 38.8      34%    $ 34.7      31%
Real estate-construction         7.8      11        7.2      11        5.3      10        4.2       7        3.9       7
Mortgage-commercial             14.8      19       14.3      17       13.5      18       14.8      18       15.3      19
Mortgage-residential             1.2       6        1.2       8        1.5      11        1.4      16        1.0      18
Installment loans to
      individuals               10.4      18        9.8      17        9.8      17       11.6      18       13.6      19
Secured by liquid collateral     6.0       9        6.1      10        5.1       8        3.7       7        3.1       6
Unallocated                      6.1      --        6.1      --        6.1      --        6.3      --        5.1      --
----------------------------------------------------------------------------------------------------------------------------
      Total                   $ 89.7     100%    $ 89.9     100%    $ 85.2     100%    $ 80.8     100%    $ 76.7     100%
============================================================================================================================

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust's commercial and real estate construction loan portfolios follows:

                                           -----------------------------------------------------
                                           Less than    One through    More than        Total
December 31, 2004 (in millions)            one year     five years     five years    gross loans
------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural    $ 1,048.1    $     749.7    $    707.4    $   2,505.2
Real estate-construction                        79.0          554.7         101.7          735.4
------------------------------------------------------------------------------------------------
      Total                                $ 1,127.1    $   1,304.4    $    809.1    $   3,240.6
================================================================================================
Loans with predetermined rate              $     8.0    $      37.9    $     73.6    $     119.5
Loans with variable rate                     1,119.1        1,266.5         735.5        3,121.1
------------------------------------------------------------------------------------------------
      Total                                $ 1,127.1    $   1,304.4    $    809.1    $   3,240.6
================================================================================================

The following table presents a comparative analysis of the risk elements in Wilmington Trust's loan portfolio at year-end(1):

                                      ------------------------------------------------------------
December 31  (in millions)              2004         2003         2002         2001         2000
--------------------------------------------------------------------------------------------------
Nonaccruing                           $   56.4     $   45.4     $   42.4     $   38.0     $   37.6
Restructured                               5.2*          --           --          0.4          2.6*
Past due 90 days or more                   5.5          5.6         12.5         13.5         13.5
--------------------------------------------------------------------------------------------------
      Total                           $   67.1     $   51.0     $   54.9     $   51.9     $   53.7
==================================================================================================
Percent of total loans at year-end        0.99%        0.82%        0.91%        0.95%        1.04%
==================================================================================================
Other real estate owned               $    0.2     $    1.4     $    3.1     $    0.4     $    0.7
==================================================================================================

(1) The Corporation's policy for placing loans in nonaccrual status is discussed in Note 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is incorporated by reference herein.

         * Restructured as nonaccrual.

The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the major portfolio classifications included in its statement of condition(1):

                                                   ------------------------------------------------------------
For the year ended December 31  (in millions)        2004         2003         2002         2001         2000
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period     $   89.9     $   85.2     $   80.8     $   76.7     $   76.9
---------------------------------------------------------------------------------------------------------------
Loans charged off:
      Commercial, financial, and agricultural          11.0         10.9         12.3          9.4         15.3
      Real estate-construction                           --           --           --           --          0.1
      Mortgage-commercial                                --           --          0.1          0.2          0.8
      Mortgage-residential                              0.1          0.1           --          0.1          0.3
      Installment loans to individuals                 10.0         10.0         10.0          9.6          9.9
      Secured with liquid collateral                     --           --           --           --           --
---------------------------------------------------------------------------------------------------------------
            Total loans charged off                    21.1         21.0         22.4         19.3         26.4
                                                   ------------------------------------------------------------
Recoveries on amounts previously charged off:
      Commercial, financial, and agricultural           1.4          1.1          0.7          0.8          1.3
      Real estate-construction                           --           --           --           --           --
      Mortgage-commercial                               0.8           --          1.5          0.1          0.2
      Mortgage-residential                               --          0.1          0.1          0.2           --
      Installment loans to individuals                  3.1          2.9          2.5          2.4          2.8
      Secured with liquid collateral                     --           --           --           --           --
---------------------------------------------------------------------------------------------------------------
            Total recoveries                            5.3          4.1          4.8          3.5          4.3
                                                   ------------------------------------------------------------
Net loans charged off                                  15.8         16.9         17.6         15.8         22.1
---------------------------------------------------------------------------------------------------------------
Current year's provision for loan losses               15.6         21.6         22.0         19.9         21.9
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period           $   89.7     $   89.9     $   85.2     $   80.8     $   76.7
===============================================================================================================
Ratio of net loans charged-off to average loans        0.24%        0.28%        0.31%        0.30%        0.44%

(1) The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed in Note 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is incorporated by reference herein.

The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the past three years:

                                                 ---------------------------------------------------------------
                                                        2004                  2003                  2002
                                                 -------------------   ------------------    -------------------
                                                 Average    Average    Average    Average    Average    Average
For the year ended December 31 (in millions)     amount      rate      amount      rate      amount      rate
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                       $  927.5         --   $  833.3         --   $  831.3         --
Interest-bearing deposits:
      Savings                                       369.1       0.18%     366.0       0.16%     353.9       0.25%
      Interest-bearing demand                     2,311.1       0.50    2,183.9       0.42    1,735.2       0.58
      Certificates under $100,000                   768.3       2.03      834.4       2.67      891.2       3.51
      Local certificates $100,000 and over          177.7       1.69      138.6       1.74      169.5       2.60
      National certificates $100,000 and over     2,039.5       1.44    1,937.7       1.50    1,846.5       2.24
----------------------------------------------------------------------------------------------------------------
      Total                                      $6,593.2              $6,293.9              $5,827.6
================================================================================================================

The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:

                                            ------------------------------------
                                            Certificates     All other interest-
December 31, 2004  (in millions)             of deposit       bearing deposits
--------------------------------------------------------------------------------
Three months or less                          $1,664.3            $1,908.0
Over three through six months                    404.9                  --
Over six through 12 months                        40.9                  --
Over twelve months                                79.6                  --
--------------------------------------------------------------------------------
      Total                                   $2,189.7            $1,908.0
================================================================================

A summary of short-term borrowings (in millions) at December 31, is as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                             Securities sold
                                                            Federal funds    under agreements    U.S. Treasury
                                                              purchased        to repurchase      demand notes    Lines of credit
---------------------------------------------------------------------------------------------------------------------------------
2004

Balance at December 31                                        $   713.6          $  406.6          $    37.1        $        --
Weighted average interest rate at balance sheet date                2.5%              1.8%               2.2%                --%
Maximum amount outstanding at any month-end                   $ 1,110.7          $  416.0              $78.6        $       8.0
Approximate average amount outstanding during the period      $   755.2          $  350.7              $ 9.5        $       0.9
Weighted average interest rate for average amounts
      outstanding during the period                                 2.0%              1.0%               1.1%               1.5%
---------------------------------------------------------------------------------------------------------------------------------
2003

Balance at December 31                                        $   490.4          $  330.1          $    48.3        $       8.0
Weighted average interest rate at balance sheet date                2.0%              0.5%               1.0%               1.5%
Maximum amount outstanding at any month-end                   $   921.0          $  337.7          $    71.3        $      34.0
Approximate average amount outstanding during the period      $   673.0          $  271.5          $    11.6        $      19.6
Weighted average interest rate for average amounts
      outstanding during the period                                 1.9%              0.6%               0.9%               1.7%
---------------------------------------------------------------------------------------------------------------------------------
2002

Balance at December 31                                        $   432.3          $  226.5          $    41.9        $      34.0
Weighted average interest rate at balance sheet date                2.3%              0.6%               1.2%               1.7%
Maximum amount outstanding at any month-end                   $   745.1          $  287.2          $    96.1        $      37.1
Approximate average amount outstanding during the period      $   532.2          $  232.0          $    29.0        $      27.9
Weighted average interest rate for average amounts
      outstanding during the period                                 2.7%             1.0%                1.5%               2.2%
---------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:

                                                 -------------------------------
(based on daily average balances)                 2004        2003        2002
--------------------------------------------------------------------------------
Savings                                            4.79%       5.04%       5.32%
Interest-bearing demand                           29.98       30.04       26.10
Certificates of deposit                           38.72       40.04       43.73
Short-term borrowings                             14.48       13.42       12.35
Demand deposits                                   12.03       11.46       12.50
--------------------------------------------------------------------------------
      Total                                      100.00%     100.00%     100.00%
================================================================================

The following table presents an analysis of Wilmington Trust's return on average assets and return on average equity over the last three years:

                                                 -------------------------------
                                                  2004        2003        2002
--------------------------------------------------------------------------------
Return on average assets                           1.56%       1.58%       1.74%
Return on average stockholders' equity            16.68       17.46       18.51
Dividend payout                                   52.85       52.23       49.55
Average equity to average asset                    9.32        9.02        9.39
================================================================================

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

                  - Performing certain insurance agency and underwriting activities directly related to extensions of credit by the holding company or its subsidiaries and engaging in insurance agency activities in towns of 5,000 or fewer;

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

                  Capital Standards

The FRB and the other federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets. For this purpose, a bank's risk-weighted assets include both its assets and off-balance sheet items, such as loan commitments and standby letters of credit, and each asset and off-balance sheet item is assigned a risk weight. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 2004, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

                  FDIC Insurance and Bank Regulation

The FDIC insures deposits in the Banks up to applicable limits. None of the Banks is currently required to pay premiums for FDIC insurance coverage.

The FDIC and the other federal banking agencies may impose a variety of sanctions if Wilmington Trust or one of the Banks does not operate in accordance with applicable laws, regulations, policies, or directives. These include instituting cease-and-desist proceedings, assessing civil monetary penalties, and removing officers. In addition, the FDIC has the authority to terminate deposit insurance coverage, after notice and hearing, if it determines that an insured deposit-taking institution is engaged in an unsafe or unsound practice that has not been corrected, is in an unsafe or unsound condition to continue operation, or has violated any law, regulation, rule or order of, or condition imposed by, the FDIC. Wilmington Trust is not aware of any past or current practice, condition, or violation that might lead to termination of the deposit insurance coverage of any of the Banks.

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

                  Delaware Law

The state of Delaware is generally regarded as a premier jurisdiction in the United States for corporate and trust matters. This reputation stems from the favorable legal and tax environment established by the Delaware legislature and the 200-year case law history of the state's Chancery Court system, which has jurisdiction over corporate and trust matters. While in recent years, several states, including Nevada and Alaska, have implemented advantageous legal and tax provisions similar to those available in Delaware, in general, trusts governed by Delaware law can be administered more flexibly, more economically, for longer periods of time, with a greater degree of protection from creditors, and with a greater degree of confidentiality than is available in many other states.

Many Fortune 500 companies are headquartered in Delaware, especially those in the pharmaceutical, life sciences, chemical, and financial services industries. The presence of these companies and the favorable environment historically have contributed to Wilmington Trust's and WTC's operating results.

Information about Wilmington Trust's reporting segments is contained in Note 21 of its Consolidated Financial Statements in its Annual Report to Shareholders for 2004, which is incorporated by reference herein.

                  Available Information

Wilmington Trust's website is www.wilmingtontrust.com. Wilmington Trust makes available free of charge on its website under "About Us" its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the Securities and Exchange Commission. Wilmington Trust's Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees also are posted on www.wilmingtontrust.com under "About Us." In addition, any amendments to or waivers from the Code of Conduct and Ethics that apply to any of its directors or executive officers also will be posted on that Website. Wilmington Trust will make available a copy of any of its Code of Conduct and Ethics, Corporate Governance Guidelines or the charter(s) of its Audit, Compensation, or Nominating and Corporate Governance Committees in print to any shareholder who requests one.

ITEM 2 - PROPERTIES

Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., which is a subsidiary of WTC. WTC carries the mortgage for this facility, which had an outstanding balance of $35.5 million at December 31, 2004.

A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

As of December 31, 2004, the Banks had 50 branches in the following locations:

                  - Twenty-two are in New Castle County, seven are in Kent County, and 15 are in Sussex County, Delaware;

                  - One each is in Bucks, Chester, Delaware, and Philadelphia Counties, Pennsylvania;

                  -        One is in Baltimore, Maryland; and

                  -        One is in Palm Beach County, Florida.

Thirty-five of these branches are in facilities owned by the Banks or their subsidiaries and the remainder are in leased facilities.

Through subsidiaries, Wilmington Trust also operates a sales office in a leased facility in Dublin, Ireland, and WTC operates trust offices in leased facilities in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in Los Angeles, California, Palm Beach, Stuart, and Vero Beach, Florida, Atlanta, Georgia, Las Vegas, Nevada, and New York, New York, and a loan production office in Bel Air, Maryland.

Three of Wilmington Trust's reporting segments - Regional Banking, Wealth Advisory Services, and Corporate Client Services - operate principally at Wilmington Trust Center. These three segments operate Wilmington Trust's branches, and its Wealth Advisory Services and Corporate Client Services reporting segments operate its trust agency offices. The Affiliate Advisors segment operates leased offices in White Plains and New York, New York, and in Santa Monica, California.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2004.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Certain information required by this item is contained on page 90 of Wilmington Trust's Annual Report to Shareholders for 2004, which is incorporated by reference herein. See also "Item 1 - Business" above.

The table set forth below contains information as of December 31, 2004, about the number of securities to be issued upon exercise of outstanding options to purchase Wilmington Trust stock, the weighted average exercise price of those options, and the number of securities remaining available for issuance under Wilmington Trust's 1991 Long-Term Incentive Plan, 1996 Long-Term Incentive Plan, 1999 Long-Term Incentive Plan, 2000 Employee Stock Purchase Plan, 2001 Non-Employee Director Stock Option Plan, and 2002 Long-Term Incentive Plan:

EQUITY COMPENSATION PLAN INFORMATION

                                                                                 NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE
                                                                                 FOR FUTURE ISSUANCE
                                 NUMBER OF SECURITIES                            UNDER EQUITY
                                 TO BE ISSUED UPON       WEIGHTED-AVERAGE        COMPENSATION PLANS
                                 EXERCISE OF             EXERCISE PRICE OF       (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS              (a))
PLAN CATEGORY                            (a)                     (b)                      (c)
------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS                      6,059,943                  $30.13                2,216,427
------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED
BY SECURITY HOLDERS                         ---                     ---                      ---
======================================================================================================
TOTAL                                 6,059,943                   $30.13               2,216,427
======================================================================================================

In April 2002 we announced a plan to reacquire 8 million shares of our stock.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in millions, except per share information)

Balance sheet at year-end       2004          2003          2002          2001          2000
-----------------------------------------------------------------------------------------------
Assets                       $  9,510.2    $  8,820.2    $  8,131.3    $  7,518.5    $  7,321.6
Long-term debt                    408.6         407.1         160.5         160.5         168.0

Income statement                2004          2003          2002          2001          2000
-----------------------------------------------------------------------------------------------
Interest income              $    386.5    $    368.8    $    392.8    $    468.8    $    530.4
Net interest income               294.4         277.1         276.5         258.9         255.1
Provision for loan losses          15.6          21.6          22.0          19.9          21.9
Net income                        141.9         134.4         133.2         125.2         120.9

Per share data                  2004          2003          2002          2001          2000
-----------------------------------------------------------------------------------------------
Net income-basic             $     2.12    $     2.04    $     2.03    $     1.92    $     1.87
Net income-diluted                 2.09          2.02          2.01          1.90          1.85
Cash dividends declared           1.125         1.065         1.005         0.945         0.885

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is contained on pages 6 to 35 of Wilmington Trust's Annual Report to Shareholders for 2004, which are incorporated by reference herein.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is contained on pages 35 to 37 Wilmington Trust's Annual Report to Shareholders for 2004, which are incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 2004. Those pages are incorporated by reference herein.

                                                                   Annual Report
                                                                 to Shareholders
                                                                     Page Number
Consolidated Statements of Condition as
             of December 31, 2004, and 2003                                53

Consolidated Statements of Income
             for the years ended December 31,
             2004, 2003, and 2002                                     54 - 55

Consolidated Statements of Changes in Stock-
             holders' Equity for the years ended
             December 31, 2004, 2003, and 2002                        56 - 57

Consolidated Statements of Cash Flows
             for the years ended December 31,
             2004, 2003, and 2002                                     58 - 59

Notes to Consolidated Financial Statements -
             December 31, 2004, 2003, and 2002                        60 - 85

Report of Independent Registered Public Accounting Firm                    87

Unaudited Selected Quarterly Financial Data                                52

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

The information required by this item is contained on page 42 of Wilmington Trust's Annual Report to Shareholders for 2004 under the caption "Controls and Procedures" and on page 86 of Wilmington Trust's Annual Report to Shareholders for 2004, which are incorporated by reference herein.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K is contained on pages 11 to 13 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on April 21, 2005 (the "Proxy Statement"), which are incorporated by reference herein.

Information required by Rule 405 of Regulation S-K is contained on page 23 of the Proxy Statement, which is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained on pages 15 to 23 of the Proxy Statement, which are incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained on pages 14 and 15 of the Proxy Statement, which are incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained on pages 23 and 24 of the Proxy Statement, which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained on pages 9 and 10 of the Proxy Statement, which is incorporated by reference herein.

                                     PART IV

ITEM 16 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

         1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of Wilmington Trust are incorporated by reference in Item 8 above:

                                                                  Annual Report
                                                                 to Shareholders
                                                                   Page Number
Consolidated Statements of Condition as
of December 31, 2004, and 2003                                            53

Consolidated Statements of Income for
the years ended December 31, 2004, 2003, and 2002                    54 - 55

Consolidated Statements of Changes in
Stockholders' Equity for the years
ended December 31, 2004, 2003, and 2002                              56 - 57

Consolidated Statements of Cash Flows for
the years ended December 31, 2004, 2003, and 2002                    58 - 59

Notes to Consolidated Financial Statements -
December 31, 2004, 2003, and 2002                                    60 - 85

Report of Independent Registered Public Accounting Firm                   87

         2. Financial Statement Schedules. No financial statement schedules are required to be filed as part of this report.

         3. Financial Statement Exhibits. The exhibits listed below have been filed or are being filed as part of this report. Any exhibit will be made available to any shareholder upon receipt of a written request therefor together with payment of $.20 per page for duplicating costs. Shareholders should contact Ellen J. Roberts, Vice President, Investor Relations, (302) 651-8069.

EXHIBIT
NUMBER                                   EXHIBIT
-------  -----------------------------------------------------------------------
 3.1     Amended and Restated Certificate of Incorporation of the Corporation
         (Commission File Number 1-14659)(1)

 3.2     Amended and Restated Bylaws of the Corporation (Commission File Number
         1-14659)(2)

 4 Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A.
         (Commission File Number 1-14659)(3)

10.1     Amended and Restated Supplemental Executive Retirement Plan (Commission
         File Number 1-14659)(4)

10.2     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Ted T. Cecala (Commission File Number 1-14659)(5)

10.3     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Robert J. Christian (Commission File Number
         1-14659)(6)

10.4     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Howard K. Cohen (Commission File Number 1-14659)(7)

10.5     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and William J. Farrell II (Commission File Number
         1-14659)(8)

10.6     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and David R. Gibson (Commission File Number 1-14659)(9)

10.7     Severance Agreement dated as of February 29, 1996 between Wilmington
         Trust Company and Robert V.A. Harra Jr. (Commission File Number
         1-14659)(10)

10.8     Severance Agreement dated as of July 18, 1996 between Wilmington Trust
         Company and Rita C. Turner (Commission File Number 1-14659)(11)

10.9     Severance Agreement dated as of June 28, 1999 between Wilmington Trust
         Company and Rodney P. Wood (Commission File Number 1-14659)(12)

10.10 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File
         Number 1-14659)(13)

10.11 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert J. Christain (Commission
         File Number 1-14659)(14)

10.12 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Howard K. Cohen (Commission File
         Number 1-14659)(15)

10.13 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell, II (Commission
         File Number 1-14659)(16)

10.14 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File
         Number 1-14659)(17)

10.15 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra, Jr. (Commission
         File Number 1-14659)(18)

10.16 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rita C. Turner (Commission File
         Number 1-14659)(19)

10.17 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rodney P. Wood (Commission File
         Number 1-14659)(20)

10.18    2004 Employee Stock Purchase Plan (Commission File Number 1-14659)(21)

10.19    1991 Long-Term Incentive Stock Option Plan (Commission File Number
         1-14659)(22)

10.20    1996 Long-Term Incentive Plan (Commission File Number 1-14659)(23)

10.21    1999 Long-Term Incentive Plan (Commission File Number 1-14659)(24)

10.22    Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust
         Corporation (Commission File Number 1-14659)(25)

10.23    2001 Non-Employee Directors' Stock Option Plan(26)

10.24    Amended Executive Incentive Plan (Commission File Number 1-14659)(27)

10.25    2004 Executive Incentive Plan (Commission File Number 1-14659)(28)

10.26    Amended and Restated Limited Liability Company Agreement of Cramer
         Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File
         Number 1-14659)(29)

10.27    Amendment to the Amended and Restated Limited Liability Company
         Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002
         (Commission File Number 1-14659)(30)

10.28    Amendment to the Amended and Restated Limited Liability Company
         Agreement of Cramer Rosenthal McGlynn, LLC dated June 28, 2002
         (Commission File Number 1-14659)(31)

10.29    Second Amended and Restated Limited Liability Company Agreement of
         Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission
         File Number 1-14659)(32)

10.30    Limited Liability Company Interest Purchase Agreement dated as of April
         2, 2004 among Grant, Tani, Barash & Altman, Inc., Warren Grant, Jane
         Tani, Corey Barash, Howard Altman and GTBA Holdings, Inc. (Commission
         File Number 1-14659)(33)

10.31    Purchase Agreement dated as of June 30, 2004, among Balentine Holdings,
         Inc., Robert M. Balentine, B. Clayton Rolader, Jeffrey P. Adams, Robert
         E. Reiser, Jr., Gary B. Martin, Wesley A. French, Michael E. Wolf, The
         1999 Balentine Family Trust, The Robert M. Balentine Insurance Trust,
         Marcia M. Murray, S. Brittain Ellis Prigge, Dorsey B. Farr, Wilmington
         Trust Company as Trustee of the Griffin Trust, Southern Highlands
         Reserve, Inc., WT Investments, Inc., and Wilmington Trust Corporation
         (Commission File Number 1-14659)(34)

10.32    Amended and Restated Limited Liability Company Agreement of Grant Tani
         Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani,
         Barash & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani,
         Corey Barash, and Howard Altman (Commission File Number 1-14659)(35)

10.33    Form of Stock Option Agreement (Commission File Number 1-14659)(36)

10.34    Form of Restricted Stock Agreement (Commission File Number 1-14659)(37)

10.35    Form of Restricted Stock Unit Agreement (Commission File Number
         1-14659)(38)

10.36    Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated
         May 4, 1998(39)

10.37    Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated
         April 4, 2003(39)

13       2004 Annual Report to Shareholders of Wilmington Trust Corporation(39)

21       Subsidiaries of Wilmington Trust Corporation(39)

23       Consent of KPMG LLP (Commission File Number 1-14659)(39)

-------------------------------------------------------------------------------
(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(3) Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

(4) Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

(5) Incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(6) Incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(7) Incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(8) Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(9) Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(10) Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(11) Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 1997.

(12) Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

(13) Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(14) Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(15) Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(16) Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(17) Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(18) Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(19) Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(20) Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(21) Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

(22) Incorporated by reference to Exhibit 4(i)(b) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(23) Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 1997.

(24) Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

(25) Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(26) Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(27) Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

(28) Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

(29) Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

(30) Incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

(31) Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10 Q/A of Wilmington Trust Corporation filed on March 25, 2003.

(32) Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

(33) Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 10, 2004.

(34) Incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

(35) Incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(36) Incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(37) Incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(38) Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(39)     Filed herewith.

                                   SIGNATURES

                        (signatures begin on next page)

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION

                                        By:  /s/ Ted T. Cecala
                                             -----------------------------------
                                             Ted T. Cecala
                                             Director, Chairman of the Board,
                                             and Chief Executive Officer
                                             (Date)  February 24, 2005

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                        /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Ted T. Cecala
                                        Director, Chairman of the Board,
                                        and Chief Executive Officer
                                        (Date)  February 24, 2005

                                        /s/ Robert V.A. Harra Jr.
                                        ----------------------------------------
                                        Robert V.A. Harra Jr.
                                        Director, President, and
                                        Chief Operating Officer
                                        (Date)  February 24, 2005

                                        /s/ David R. Gibson
                                        ----------------------------------------
                                        David R. Gibson
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Date)  February 24, 2005

                                        /s/ Gerald F. Sopp
                                        ----------------------------------------
                                        Gerald F. Sopp
                                        Controller
                                        (Date) February 24, 2005


                                        ----------------------------------------
                                        Carolyn S. Burger
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ Richard R. Collins
                                        ----------------------------------------
                                        Richard R. Collins
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ Charles S. Crompton Jr.
                                        ----------------------------------------
                                        Charles S. Crompton, Jr.
                                        Director
                                        (Date)  February 24, 2005


                                        ----------------------------------------
                                        R. Keith Elliott
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ Gailen Krug
                                        ----------------------------------------
                                        Gailen Krug
                                        Director
                                        (Date)  February 24, 2005


                                        ----------------------------------------
                                        Rex L. Mears
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ Hugh E. Miller
                                        ----------------------------------------
                                        Hugh E. Miller
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ Stacey J. Mobley
                                        ----------------------------------------
                                        Stacey J. Mobley
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ David P. Roselle
                                        ----------------------------------------
                                        David P. Roselle
                                        Director
                                        (Date)  February 24, 2005

                                        /s/ H. Rodney Sharp III
                                        ----------------------------------------
                                        H. Rodney Sharp III
                                        Director
                                        (Date)  February 24, 2005


                                        ----------------------------------------
                                        Thomas P. Sweeney
                                        Director
                                        (Date)  February 24, 2005


                                        ----------------------------------------
                                        Robert W. Tunnell Jr.
                                        Director
                                        (Date)  February 24, 2005