Form 10-Q
period 2005-03-31
WILMINGTON TRUST CORP
filed 2005-05-10
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2005
                                -------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________



Commission File Number: 1-14659
                        ---------------------------------------------------

                          WILMINGTON TRUST CORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        51-0328154
---------------------------------------------------------------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

RODNEY SQUARE NORTH, 1100 NORTH MARKET STREET,
           WILMINGTON, DELAWARE                               19890
---------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (302) 651-1000
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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
                                                                [X] Yes  [ ] No



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of March 31, 2005
            -----                            --------------------------------
COMMON STOCK - PAR VALUE $1.00                          67,530,951

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
                          FIRST QUARTER 2005 FORM 10-Q
                                TABLE OF CONTENTS




                                                               PAGE
                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Consolidated Statements of Condition                   1
          Consolidated Statements of Income                      3
          Consolidated Statements of Cash Flows                  5
          Notes to Consolidated Financial Statements             7

Item 2    Management's Discussion and Analysis of
          Financial Condition
          and Results of Operations                             15

Item 3    Quantitative and Qualitative Disclosures About        41
          Market Risk

Item 4    Controls and Procedures                               45


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                     45

Item 2    Unregistered Sales of Equity Securities and Use       46
          of Proceeds

Item 3    Defaults upon Senior Securities                       46

Item 4    Submission of Matters to a Vote of Security           46
          Holders

Item 5    Other Information                                     46

Item 6    Exhibits                                              47

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries


                                                     ---------------------------
                                                       March 31,    December 31,
(in millions)                                            2005          2004
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $  158.0       $  248.6
Federal funds sold and securities purchased          ---------------------------
       under agreements to resell                          131.4           63.3
Investment securities available for sale:            ---------------------------
       U.S. Treasury and government agencies               452.8          441.3
       Obligations of state and political
         subdivisions                                        9.3            9.8
       Other securities                                  1,366.1        1,359.1
--------------------------------------------------------------------------------
             Total investment securities
               available for sale                        1,828.2        1,810.2
Investment securities held to maturity:              ---------------------------
       Obligations of state and political
         subdivisions                                        2.5            2.6
               (market values of $2.7 and $2.8,
                  respectively)
       Other securities (market value of $0.5)               0.5            0.5
--------------------------------------------------------------------------------
             Total investment securities held
               to maturity                                   3.0            3.1
Loans:                                               ---------------------------
       Commercial, financial, and agricultural           2,519.0        2,505.2
       Real estate - construction                          821.9          735.4
       Mortgage - commercial                             1,240.2        1,246.8
--------------------------------------------------------------------------------
             Total commercial loans                      4,581.1        4,487.4
                                                     ---------------------------
       Mortgage - residential                              428.3          431.3
       Consumer                                          1,255.7        1,239.6
       Secured with liquid collateral                      594.5          604.7
--------------------------------------------------------------------------------
             Total retail loans                          2,278.5        2,275.6
                                                     ---------------------------
             Total loans net of unearned income          6,859.6        6,763.0
       Reserve for loan losses                             (90.4)         (89.7)
--------------------------------------------------------------------------------
             Net loans                                   6,769.2        6,673.3
                                                     ---------------------------
Premises and equipment, net                                148.4          150.3
Goodwill, net of accumulated amortization
       of  $29.8 in 2005 and 2004                          336.9          337.0
Other intangible assets, net of accumulated
   amortization of  $16.3 in 2005 and $15.0 in 2004         42.7           43.8
Accrued interest receivable                                 42.2           38.3
Other assets                                               115.4          142.3
--------------------------------------------------------------------------------
             Total assets                               $9,575.4       $9,510.2
                                                     ===========================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005


                                                     ---------------------------
                                                       March 31,    December 31,
(in millions)                                             2005          2004
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand                       $1,012.4       $1,118.8
       Interest-bearing:
             Savings                                       356.5          355.5
             Interest-bearing demand                     2,366.9        2,442.5
             Certificates under $100,000                   782.6          765.4
             Local CDs $100,000 and over                   387.5          305.4
--------------------------------------------------------------------------------
                  Total core deposits                    4,905.9        4,987.6
             National CDs $100,000 and over              1,985.2        1,884.3
--------------------------------------------------------------------------------
                  Total deposits                         6,891.1        6,871.9
                                                     ---------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase              1,215.5        1,120.2
       U.S. Treasury demand                                  4.0           37.1
--------------------------------------------------------------------------------
             Total short-term borrowings                 1,219.5        1,157.3
                                                     ---------------------------
Accrued interest payable                                    31.6           25.6
Other liabilities                                          121.5          141.4
Long-term debt                                             400.3          408.6
--------------------------------------------------------------------------------
             Total liabilities                           8,664.0        8,604.8
                                                     ---------------------------
Minority interest                                            0.2            0.1
                                                     ---------------------------

Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346          78.5           78.5
       Capital surplus                                      96.7           95.2
       Retained earnings                                 1,036.1        1,015.3
       Accumulated other comprehensive loss                (39.9)         (22.7)
--------------------------------------------------------------------------------
         Total contributed capital and
           retained earnings                             1,171.4        1,166.3
       Less:  Treasury stock, at cost, 10,997,395
        and 11,122,924 shares, respectively               (260.2)        (261.0)
--------------------------------------------------------------------------------
         Total stockholders' equity                        911.2          905.3
                                                     ---------------------------
         Total liabilities and stockholders'
           equity                                       $9,575.4       $9,510.2
                                                     ===========================


See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005


CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                          ----------------------
                                                               For the three
                                                                months ended
                                                                 March 31
                                                          ----------------------
(in millions; except per share data)                         2005         2004
--------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                  $ 94.2       $ 72.9
Interest and dividends on investment securities:
     Taxable interest                                         17.0         16.2
     Tax-exempt interest                                       0.1          0.1
     Dividends                                                 1.5          1.8
Interest on federal funds sold and securities
     purchased under agreements to resell                      0.1           --
--------------------------------------------------------------------------------
     Total interest income                                   112.9         91.0
                                                          ----------------------
Interest on deposits                                          23.3         13.2
Interest on short-term borrowings                              7.6          3.1
Interest on long-term debt                                     4.4          2.9
--------------------------------------------------------------------------------
     Total interest expense                                   35.3         19.2
                                                          ----------------------
Net interest income                                           77.6         71.8
Provision for loan losses                                     (3.1)        (5.5)
--------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                     74.5         66.3
NONINTEREST INCOME                                        ----------------------
     Advisory fees:
     Wealth Advisory Services:
          Trust and investment advisory fees                  29.6         26.9
          Mutual fund fees                                     4.8          5.2
          Planning and other services                          9.1          7.6
--------------------------------------------------------------------------------
               Total Wealth Advisory Services                 43.5         39.7
                                                          ----------------------
     Corporate Client Services:
          Capital markets services                             7.6          7.8
          Entity management services                           5.9          5.5
          Retirement services                                  3.2          2.8
          Cash management services                             1.3          1.8
--------------------------------------------------------------------------------
               Total Corporate Client Services                18.0         17.9
                                                          ----------------------
     Cramer Rosenthal McGlynn                                  4.3          2.1
     Roxbury Capital Management                                0.3          0.2
--------------------------------------------------------------------------------
          Advisory fees                                       66.1         59.9
     Amortization of affiliate other intangibles              (1.0)        (0.4)
--------------------------------------------------------------------------------
          Advisory fees after amortization
               of affiliate other intangibles                 65.1         59.5
                                                          ----------------------
Service charges on deposit accounts                            6.7          8.2
Loan fees and late charges                                     1.6          1.6
Card fees                                                      1.9          2.1
Other noninterest income                                       1.3          1.3
Securities gains                                               0.8           --
--------------------------------------------------------------------------------
     Total noninterest income                                 77.4         72.7
                                                          ----------------------
     Net interest and noninterest income                     151.9        139.0
                                                          ----------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005


                                                      --------------------------
                                                             For the three
                                                             months ended
                                                               March 31
                                                      --------------------------
(in millions; except per share data)                     2005            2004
--------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                          32.9            32.4
Incentives and bonuses                                       8.8             8.3
Employment benefits                                         12.5            10.9
Net occupancy                                                5.7             5.3
Furniture, equipment, and supplies                           8.4             7.6
Advertising and contributions                                2.1             1.6
Servicing and consulting fees                                5.4             4.6
Travel, entertainment, and training                          1.7             1.7
Originating and processing fees                              2.2             2.1
Other noninterest expense                                    9.6             8.7
--------------------------------------------------------------------------------
     Total noninterest expense                              89.3            83.2
                                                      --------------------------
NET INCOME
     Income before income taxes and minority
         interest                                           62.6            55.8
Income tax expense                                          22.5            19.8
--------------------------------------------------------------------------------
     Net income before minority interest                    40.1            36.0
Minority interest                                             --             0.3
--------------------------------------------------------------------------------
     Net income                                         $   40.1        $   35.7
                                                      ==========================
Net income per share:
     Basic                                              $   0.59        $   0.54
                                                      ==========================
     Diluted                                            $   0.59        $   0.53
                                                      ==========================

Weighted average shares outstanding:
     Basic                                                67,480          66,160
     Diluted                                              68,229          67,493


See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Wilmington Trust Corporation and Subsidiaries


                                                             -------------------
                                                                For the three
                                                                months ended
                                                                  March 31
(in millions)                                                 2005        2004
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                 $  40.1    $  35.7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                  3.1        5.5
      Provision for depreciation and other
       amortization                                              4.9        4.6
      Amortization of other intangible assets                    1.3        0.7
      Minority interest in net income                           ----        0.3
      Amortization of discounts and premiums on
       investment securities available for sale                  0.9        3.6
      Deferred income taxes                                     ----        1.5
      Originations of residential mortgages available
       for sale                                                (21.8)     (16.9)
      Gross proceeds from sales of residential
       mortgages                                                22.3       17.3
      Gains on sales of residential mortgages                   (0.5)      (0.4)
      Securities gains                                          (0.8)       ----
      Income tax benefit realized on employee
       exercise of stock options                                 0.4        0.6
      Decrease in other assets                                  14.4        9.8
      Decrease in other liabilities                             (4.2)     (10.3)
--------------------------------------------------------------------------------
         Net cash provided by operating activities              60.1       52.0
                                                             -------------------

INVESTING ACTIVITIES
      Proceeds from sales of investment securities
       available for sale                                       26.4        5.5
      Proceeds from maturities of investment
       securities available for sale                           222.8      177.1
      Proceeds from maturities of investment
       securities held to maturity                               0.2        0.1
      Purchases of investment securities available for
       sale                                                   (293.9)    (238.3)
      Purchases of investment securities held to
       maturity                                                 (0.1)       ----
      Purchases of residential mortgages                        (3.9)       ----
      Net increase in loans                                    (95.1)    (149.9)
      Purchases of premises and equipment                       (3.0)      (8.2)
      Dispositions of premises and equipment                     0.1        4.6
--------------------------------------------------------------------------------
         Net cash used for investing activities               (146.5)    (209.1)
                                                             -------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005


                                                             -------------------
                                                                For the three
                                                                months ended
                                                                  March 31
(in millions)                                                  2005       2004
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in demand, savings, and interest-bearing
   demand deposits                                            (181.0)     (49.6)
  Net increase in certificates of deposit                      200.2      331.3
  Net increase in federal funds purchased and securities
   sold under agreements to repurchase                          95.3       65.0
  Net decrease in U.S. Treasury demand                         (33.1)     (29.7)
  Net decrease in line of credit                                ----       (8.0)
  Cash dividends                                               (19.3)     (17.9)
  Distributions to minority shareholders                        ----       (0.3)
  Proceeds from common stock issued under employment benefit
   plans, net of income taxes                                    3.0        4.6
  Payments for common stock acquired through buybacks           (1.1)      (7.4)
--------------------------------------------------------------------------------
      Net cash provided by financing activities                 64.0      288.0
                                                             -------------------
  Effect of foreign currency translation on cash                (0.1)       0.1
                                                             -------------------
  (Decrease)/increase in cash and cash equivalents             (22.5)     131.0
  Cash and cash equivalents at beginning of period             311.9      214.0
--------------------------------------------------------------------------------
      Cash and cash equivalents at end of period             $ 289.4    $ 345.0
                                                             ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
            Interest                                         $  29.3    $  17.9
            Income taxes                                         0.8        7.3


See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE 1 - STOCK-BASED COMPENSATION PLANS

At March 31, 2005, we had three types of stock-based compensation plans, which are described in Note 18, "Stock-based compensation," which begins on page 80 of our 2004 Annual Report to Shareholders.

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

If compensation cost for our three types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," our net income would have been as follows:

For the three months ended March 31
(in millions, except per share amounts)                          2005     2004
--------------------------------------------------------------------------------
Net income:
As reported                                                     $ 40.1   $ 35.7
Deduct: Total stock-based employee compensation expense
 determined under fair value-based method for all awards,
 net of related tax effects                                       (1.0)    (0.8)
--------------------------------------------------------------------------------
Pro forma net income                                            $ 39.1   $ 34.9
Basic earnings per share:
As reported                                                     $ 0.59   $  0.54
Pro forma                                                         0.58      0.53

Diluted earnings per share:
As reported                                                     $ 0.59   $  0.53
Pro forma                                                         0.57      0.52


We made grants of restricted stock to certain employees. We amortize the value of the award into compensation expense over the applicable vesting period, and we record forfeitures as they are incurred. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership. We recognized expense in connection with restricted stock awards for the three-month periods ended March 31, 2005, and March 31, 2004, of $0.1 million and $0.0 million, respectively.


NOTE 2 - ACCOUNTING AND REPORTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States, and with practices generally accepted within the banking industry. The information for interim periods is unaudited. It includes all adjustments that are of a normal recurring nature which we believe are necessary for fair presentation.

The accompanying consolidated financial statements include, after elimination of material intercompany balances and transactions, the accounts of Wilmington Trust Corporation (Corporation), Wilmington Trust Company (WTC), Wilmington Trust of Pennsylvania, Wilmington Trust FSB, WT Investments, Inc. (WTI), Rodney Square Management Corporation, Wilmington Trust (UK) Limited, Balentine Delaware Holding Company, LLC, GTBA Holdings, Inc., and WTC's subsidiaries. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. The consolidated financial

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

statements presented herein should be read in conjunction with the "Notes to Consolidated Financial Statements" included in our 2004 Annual Report to Shareholders. Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 3 - COMPREHENSIVE INCOME

The following table depicts other comprehensive income as required by SFAS No. 130:


For the three months ended March 31(in millions)                 2005     2004
--------------------------------------------------------------------------------
Net income                                                      $ 40.1    $ 35.7
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities             (16.6)       7.7
Reclassification adjustment for securities gains included
  in net income                                                  (0.5)     (0.1)
Net unrealized holding gains arising during the period
  on derivatives used for cash flow hedge                         0.1       0.1
Reclassification adjustment for derivative gains included
  in net income                                                  (0.1)     (0.1)
Foreign currency translation adjustments                         (0.1)     (0.1)
                                                              ------------------
Total comprehensive income                                        22.9   $ 43.2
                                                              ==================


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

For the three months ended March 31
(in millions, except per share data)                             2005     2004
--------------------------------------------------------------------------------
Numerator:
     Net income                                                $  40.1   $ 35.7
--------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per share -
        weighted-average shares                                   67.5     66.2
--------------------------------------------------------------------------------
     Effect of dilutive securities:
        Employee stock options                                     0.7      1.3
--------------------------------------------------------------------------------
     Denominator for diluted earnings per share - adjusted
        weighted-average shares and assumed conversions           68.2     67.5
--------------------------------------------------------------------------------
Basic earnings per share                                       $  0.59   $ 0.54
================================================================================
Diluted earnings per share                                     $  0.59   $ 0.53
================================================================================
Cash dividends per share                                       $ 0.285   $ 0.27


The number of antidilutive stock options excluded from the calculation of earnings per share was 1.1 million for the three-month period ended March 31, 2005, compared with 1.0 million for the three-month period ended March 31, 2004.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

NOTE 5 - SEGMENT REPORTING

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

The Regional Banking segment includes lending, deposit-taking, and branch banking in our primary banking markets of Delaware, southeastern Pennsylvania, and Maryland. It also includes institutional deposit taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages, and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

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

The Affiliate Money Managers segment represents the contributions from Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM), which are based on our partial ownership interest in each firm. Services provided by these two affiliates include fixed-income and equity investing services and investment portfolio management services. Neither CRM's nor RCM's results are consolidated in our financial statements.

The accounting policies of the segments are the same as those described in Note 1, "Summary of significant accounting policies," which begins on page 60 of our 2004 Annual Report to Shareholders. We evaluate performance based on profit or loss from operations before income taxes and without including nonrecurring gains and losses. We generally record intersegment sales and transfers as if the sales or transfers were to third parties (e.g., at current market prices). We report profit or loss from infrequent events, such as the sale of a business, separately for each segment.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005


The following tables present financial data by segment for the quarters ended March 31, 2005, and March 31, 2004.


                                                                               Wealth       Corporate      Affiliate
                                                               Regional       Advisory        Client         Money
Quarter ended March 31, 2005 (in millions)                     Banking        Services       Services       Managers        Totals
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            $   71.4       $    5.5       $    2.8       $   (2.1)      $   77.6
Provision for loan losses                                          (2.8)          (0.3)            --             --           (3.1)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                68.6            5.2            2.8           (2.1)          74.5
Total advisory fees:
     Wealth Advisory Services                                       0.4           40.9            2.2             --           43.5
     Corporate Client Services                                      0.2             --           17.8             --           18.0
     Affiliate Money Managers                                        --             --             --            4.6            4.6
------------------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                              0.6           40.9           20.0            4.6           66.1
     Amortization of other intangibles                               --           (0.8)          (0.1)          (0.1)          (1.0)
------------------------------------------------------------------------------------------------------------------------------------
         Advisory fees after
           amortization of other intangibles                        0.6           40.1           19.9            4.5           65.1
Other noninterest income                                           10.9            0.3            0.3             --           11.5
Securities gains                                                    0.8             --             --             --            0.8
------------------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                                80.9           45.6           23.0            2.4          151.9
Noninterest expense                                               (35.7)         (36.3)         (17.3)            --          (89.3)
------------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                                 45.2            9.3            5.7            2.4           62.6
Applicable income taxes and minority interest                      16.1            3.2            2.1            1.1           22.5
------------------------------------------------------------------------------------------------------------------------------------
Segment net income                                             $   29.1       $    6.1       $    3.6       $    1.3       $   40.1
====================================================================================================================================

Depreciation and amortization                                  $    3.4       $    2.3       $    1.2       $    0.2       $    7.1
Investment in equity method investees                                --             --             --          257.7          257.7
Segment average assets                                          7,720.6        1,290.5          196.1          262.2        9,469.4

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

                                                                               Wealth       Corporate      Affiliate
                                                               Regional       Advisory        Client         Money
Quarter ended March 31, 2004 (in millions)                     Banking        Services       Services       Managers        Totals
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            $   63.9       $    6.7       $    2.6       $   (1.4)      $   71.8
Provision for loan losses                                          (5.3)          (0.2)            --             --           (5.5)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                58.6            6.5            2.6           (1.4)          66.3
Total advisory fees:
     Wealth Advisory Services                                       0.5           36.7            2.5             --           39.7
     Corporate Client Services                                      0.3             --           17.6             --           17.9
     Affiliate Money Managers                                        --             --             --            2.3            2.3
------------------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                              0.8           36.7           20.1            2.3           59.9
     Amortization of other intangibles                               --           (0.2)          (0.2)            --           (0.4)
------------------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization
           of other intangibles                                     0.8           36.5           19.9            2.3           59.5
Other noninterest income                                           12.5            0.3            0.4             --           13.2
------------------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                                71.9           43.3           22.9            0.9          139.0
Noninterest expense                                               (34.4)         (33.4)         (15.4)            --          (83.2)
------------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                                 37.5            9.9            7.5            0.9           55.8
Applicable income taxes and minority interest                      13.1            3.8            2.8            0.4           20.1
------------------------------------------------------------------------------------------------------------------------------------
Segment net income                                             $   24.4       $    6.1       $    4.7       $    0.5       $   35.7
====================================================================================================================================

Depreciation and amortization                                  $    5.5       $    1.9       $    1.4       $    0.1       $    8.9
Investment in equity method investees                                --             --             --          242.2          242.2
Segment average assets                                          7,310.9        1,153.6          207.7          242.9        8,915.1



Segment data for prior periods may differ from previously published figures due to changes in reporting methodology and/or organizational structure.



NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

We enter into interest rate swap and interest rate floor contracts to manage interest rate risk and to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans. We also have used interest rate swaps in conjunction with our subordinated long-term debt issues.

Swaps are contracts to exchange, at specified intervals, the difference between fixed- and floating-rate interest amounts computed on contractual notional principal amounts. Floors are contracts that generate interest payments to us that are based on the difference between the floating-rate index and a predetermined strike rate of the specific floor when the index is below the strike rate. When the index is equal to or above the strike rate, we do not receive or make any payments.

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing us to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties.

At March 31, 2005, we had entered into a total of $1,039.4 million notional amount of interest rate swaps as follows:

- $332.2 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $332.2 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

- $375.0 million of swaps associated with our long-term subordinated debt issues were made with other financial institutions.

Changes in the fair value that are determined to be ineffective are recorded in "Other noninterest income" in the Consolidated Statements of Income. The effective portion of the change in fair value is recorded in "Other comprehensive income" in the Consolidated Statements of Condition.

For the first quarter of 2005, approximately $77,100 of gains resulting from the sale of floors in 2001 in "Accumulated other comprehensive income" was reclassified to earnings. During the remainder of 2005 we expect to reclassify approximately $103,864 of gains in "Accumulated other comprehensive income" to earnings. This amortization period ends in August 2005.

We do not hold or issue derivative financial instruments for trading purposes.


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets is as follows:


                                                                   March 31, 2005                         December 31, 2004
                                                        ----------------------------------------------------------------------------
                                                        Gross                        Net          Gross                        Net
                                                       carrying    Accumulated    carrying       carrying    Accumulated    carrying
(in millions)                                           amount     amortization    amount         amount     amortization     amount
------------------------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)                                $366.7        $ 29.8        $336.9        $366.8        $ 29.8        $337.0
Other intangibles                                    ===============================================================================
Amortizing:
    Mortgage servicing rights                           $  8.4        $  5.2        $  3.2        $  8.0        $  4.9        $  3.1
    Client lists                                          43.0           8.7          34.3          43.2           7.7          35.5
    Acquisition costs                                      1.7           1.7            --           1.7           1.7            --
    Other intangibles                                      0.7           0.7            --           0.7           0.7            --
Nonamortizing
     Other intangible assets                               5.2            --           5.2           5.2            --           5.2
------------------------------------------------------------------------------------------------------------------------------------
Total other intangibles                                 $ 59.0        $ 16.3        $ 42.7        $ 58.8        $ 15.0        $ 43.8
                                                     ===============================================================================


Amortization expense of other intangible assets for the three months ended March 31 is as follows:

For the three months ended March 31 (in millions)         2005       2004
--------------------------------------------------------------------------------
Amortization expense                                    $   1.3     $   0.7


The estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in millions)
--------------------------------------------------------------------------------
For the year ended December 31, 2006                                     $  4.9
For the year ended December 31, 2007                                        4.6
For the year ended December 31, 2008                                        3.4
For the year ended December 31, 2009                                        3.2
For the year ended December 31, 2010                                        2.8

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

The changes in the carrying amount of goodwill for the three months ended March 31 are as follows:

                                                                   2005
                                            ---------------------------------------------------
                                                        Wealth    Corporate   Affiliate
                                            Regional   Advisory     Client      Money
(in millions)                                Banking   Services    Services    Managers    Total
------------------------------------------------------------------------------------------------
Balance as of January 1, 2005               $    3.8   $   84.3   $    10.3   $   238.6   $337.0
Decrease in carrying value due to foreign
  currency translation adjustments                --         --        (0.1)         --     (0.1)
------------------------------------------------------------------------------------------------
Balance as of March 31, 2005                $    3.8   $   84.3   $    10.2   $   238.6   $336.9
                                            ====================================================

                                                                   2004
                                            ---------------------------------------------------
                                                        Wealth    Corporate   Affiliate
                                            Regional   Advisory     Client      Money
(in millions)                                Banking   Services    Services    Managers    Total
------------------------------------------------------------------------------------------------
Balance as of January 1, 2004               $    3.8   $    4.4   $     7.8   $   227.2   $243.2
Goodwill acquired                                 --       12.7          --          --     12.7
Increase in carrying value due to foreign
  currency translation adjustments                --         --         0.1          --      0.1
------------------------------------------------------------------------------------------------
Balance as of March 31, 2004                $    3.8   $   17.1   $     7.9   $   227.2   $256.0
                                            ====================================================

The goodwill acquired in 2004 consists of $12.7 million recorded in connection with the payment of a portion of the purchase price for the Corporation's interest in Balentine Delaware Holding Company, LLC.

The following table lists other intangible assets acquired during the three months ended March 31.

                                            2005                                 2004
                               -----------------------------------------------------------------------
                                                       Weighted                             Weighted
                                                        average                              average
                                                     amortization                         amortization
                                Amount    Residual      period       Amount    Residual      period
(in millions)                  assigned     value      in years     assigned     value      in years
------------------------------------------------------------------------------------------------------
Mortgage servicing rights      $    0.3         --              8   $    0.1         --              8
Client list (decrease)/
  increase in carrying value
  due to foreign currency
  translation adjustments          (0.1)        --                       0.1         --
                               -------------------                  -------------------
                               $    0.2         --                  $    0.2         --
                               ===================                  ===================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

The following table reflects the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three months ended March 31, 2005, and 2004. Descriptions of these plans are contained in Note 17, "Pension and other postretirement benefits," which begins on page 77 of our Annual Report to Shareholders for 2004.

                                               Pension benefits          SERP benefits        Postretirement benefits
                                           --------------------------------------------------------------------------
For the three months ended
March 31, (in millions)                        2005         2004         2005        2004         2005           2004
---------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                               $    1.8     $    1.6     $    0.2    $    0.1     $    0.2      $     0.3
Interest cost                                   2.6          2.1          0.3         0.3          0.6            0.6
Expected return on plan assets                 (3.1)        (2.8)          --          --           --             --
Amortization of transition
obligation/(asset)                               --         (0.2)          --          --           --             --
Amortization of prior service cost              0.2          0.2          0.1         0.1           --             --
Recognized actuarial (gain)/loss                0.4          0.2          0.1         0.1          0.1            0.2
---------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                  $    1.9     $    1.1     $    0.7    $    0.6     $    0.9      $     1.1
                                           ==========================================================================
Employer contributions                     $     --     $     --     $    0.1    $    0.1     $    1.0      $     1.0
Expected annual contribution               $     --                  $    0.6                 $    4.1

We sponsor a postretirement health care plan that provides a prescription drug benefit. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for such prescription drug benefits. In the fourth quarter of 2004, these costs were reduced by $0.9 million to reflect the adoption of these provisions.

NOTE 9 - TEMPORARILY IMPAIRED INVESTMENT SECURITIES

At March 31, 2005, we held positions in temporarily impaired securities with a market value of $1,482.0 million and unrealized losses of $34.9 million. The amount of unrealized losses reflects the rise in interest rates across all sectors of investments. We continue to retain these securities in our portfolio because they have known maturities and no credit delinquencies, and they generate strong cashflows. The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that are temporarily impaired.

                                Less than 12 months      12 months or longer              Total
                                --------------------------------------------------------------------------
                                Estimated                  Estimated                 Estimated
                                  market     Unrealized      market     Unrealized     market   Unrealized
(in millions)                     value        losses        value        losses       value      losses
----------------------------------------------------------------------------------------------------------
Balance at March 31, 2005
Other securities:
  U.S. Treasury and
    government agencies         $   422.7   $     (6.9)   $     --   $       --   $   422.7   $     (6.9)
  Preferred stock                    40.2         (0.6)        0.9         (0.1)       41.1         (0.7)
  Mortgage--backed securities       643.0        (14.0)      279.6        (12.3)      922.6        (26.3)
  Other debt securities              68.9         (0.6)       26.7         (0.4)       95.6         (1.0)
----------------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                    $ 1,174.8   $    (22.1)  $   307.2   $    (12.8)  $ 1,482.0   $    (34.9)
                                ==========================================================================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

FIN No.46R: On December 24, 2003, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R or the Interpretation), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, whether it should consolidate the entity. This Interpretation replaces Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which was issued on January 17, 2003. FIN 46R requires us to review our degree of involvement in an entity to determine if we should consolidate the entity or make disclosures about our level of involvement in the entity. We must apply FIN 46R to entities considered to be special purpose entities for periods ending after March 31, 2004. The application of this Interpretation did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity, nor has there been any requirement for disclosure under the Interpretation.

SFAS No. 123 (revised): On December 17, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." The new pronouncement is similar in approach to Statement No. 123, but it requires us to recognize the fair value of all share-based payments to employees in our financial statements. Based on an April 14, 2005, pronouncement by the Securities and Exchange Commission (SEC), this Statement will be effective for us beginning in the first quarter of 2006, and will cause us to record additional expense in our income statement. We expect the annual cost of SFAS No. 123 (revised) to approximate the pro forma amounts shown in Note 1, "Stock-based compensation plans." We currently use the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and have reported the pro forma impact of this Statement in Note 1 of these financial statements.

SFAS No. 150: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement established standards for how an issuer would treat financial instruments with the characteristics of both liabilities and equity. This Statement was effective for the first interim period ending after June 15, 2003. The adoption of this Statement did not have an impact on our consolidated earnings, financial condition, or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

Wilmington Trust Corporation (the Corporation) is (we are) a Delaware corporation and a financial holding company under the Bank Holding Company Act. We are a relationship management company that helps clients increase and preserve their wealth. We do this by engaging in fiduciary, wealth management, investment advisory, financial planning, insurance, broker-dealer services, lending, and deposit-taking activities.

We manage our company through three businesses, each of which targets specific types of clients, provides different kinds of services, and has a different geographic scope:

- Regional Banking throughout the Delaware Valley region, which we define as the state of Delaware; areas that are geographically adjacent to Delaware along the I-95 corridor from Princeton, New Jersey, to Baltimore, Maryland; and Maryland's Eastern Shore. We offer commercial banking services throughout this region to family-owned or closely held businesses with annual sales of up to $250 million. We target our retail banking activities to clients in the state of Delaware.

      Our lending services include commercial loans, commercial and residential mortgages, and construction and consumer loans. Our deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

- Corporate Client Services, which serves national and multinational institutions with a variety of trust, custody, and administrative services that support capital markets transactions, entity management, and retirement plans.

- Wealth Advisory Services, which serves high-net-worth clients in all 50 states. This business offers financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, insurance services, business management services, and family office services.

Because we actively seek to deepen our client relationships to the fullest extent possible, many of our clients use services from two and, in some cases, all three of these businesses.

We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company that was formed in 1903. At March 31, 2005, WTC had 44 branch offices in Delaware.

We own two other depository institutions through which we conduct business in the United States outside of Delaware:

- Wilmington Trust of Pennsylvania (WTPA), a Pennsylvania-chartered bank and trust company. WTPA has four offices: one each in center city Philadelphia, Doylestown, Villanova, and West Chester, Pennsylvania.

- Wilmington Trust FSB (WTFSB), a federally chartered savings bank and registered investment advisor, through which we conduct business from two offices in California, four offices in Florida, two offices in Maryland, and one office each in Georgia, Nevada, New Jersey, and New York.

We also own two other registered investment advisors:

- Rodney Square Management Corporation (RSMC), which oversees the Wilmington family of mutual funds; and

- Wilmington Trust Investment Management, LLC (WTIM), which sets our investment and asset allocation policies, and selects the independent asset managers we use in our investment consulting services. WTIM was known as Balentine & Company, LLC, prior to January 2005.

We also own three investment holding companies:

- WT Investments, Inc. (WTI), which holds interests in four asset management firms, including our money manager affiliates, Cramer Rosenthal
      McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM);

- Wilmington Trust (UK) Limited (WTL), through which we conduct business outside the United States through SPV Management and its subsidiaries; and

- GTBA Holdings, Inc. (GTBAH), through which we offer business management and family office services for high-net-worth clients through GTBAH's subsidiary, Grant Tani Barash & Altman, LLC (GTBA).

In addition to the locations noted above, we and our affiliates have offices in the Cayman Islands, the Channel Islands, Dublin, Ireland, and London, England, and other affiliates in Milan, Italy.

We compete for deposits, loans, assets under management, and the opportunity to provide trust, brokerage, and other services related to financial planning and management. Our competitors include other trust companies, full-service banks, deposit-taking institutions, mortgage lenders, credit card issuers, credit acceptance corporations, securities dealers, asset managers, investment advisors, mutual fund companies, insurance companies, and other financial institutions.

We are subject to the regulations of, and undergo periodic examinations by, the Federal Reserve Bank, Federal Deposit Insurance Corporation, Office of Thrift Supervision, Delaware Department of Banking, Pennsylvania Department of Banking, and other federal and state regulatory agencies.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

When we discuss our businesses, we report income and assets from CRM and RCM separately. For meeting the requirements of segment reporting, we combine results from CRM and RCM into one segment. For more information about segment reporting, please refer to Note 5, "Segment reporting," on page 9 of this report.

SUMMARY OF RESULTS FOR THE 3 MONTHS ENDED MARCH 31, 2005

Net income for the first quarter of 2005 was $40.1 million. This was 12.3% more than for the year-ago first quarter. Earnings per share, on a diluted basis, were $0.59, which was 11.3% higher.

Factors in the results were:

- Continued loan growth, rising interest rates, a healthy Delaware Valley economy, and superior credit quality;

-     Double-digit growth in core Wealth Advisory investment management revenue;

-     Record-high results from CRM; and

-     A slower pace of growth in operating expenses.

Specific highlights of the 2005 first quarter included:

- Loan balances that were $6.77 billion, on average, which was 7.3% higher than for the year-ago first quarter;

- A net interest margin of 3.64%, which was 11 basis points higher than for the year-ago first quarter and 5 basis points higher than for the 2004 fourth quarter;

- Net charge-offs of 4 basis points and an internal rating of "pass" for more than 96% of the loan portfolio;

- Net interest income of $77.6 million, which was 8.1% more than for the year-ago first quarter;

-     A 6.5% increase in noninterest income to $77.4 million;

- Advisory business revenue of $66.1 million, a 10.4% increase from the year-ago first quarter;

- Operating expenses of $89.3 million, a 7.3% increase from the year-ago first quarter, but a decrease of 2.4% from the 2004 fourth quarter; and

-     Improvement in the returns on assets and equity.

On an annualized basis, first quarter 2005 results generated a return on average assets of 1.72% and a return on average stockholders' equity of 17.80%. The corresponding returns for the first quarter of 2004 were 1.61% and 17.69%, respectively.

On April 21, 2005, the Board of Directors raised the quarterly cash dividend by 5.3%, from $0.285 to $0.30 per share. On an annualized basis, this increased the dividend from $1.14 to $1.20.

This action marked the 24th consecutive year of increases in the cash dividend. According to Mergent, Inc.'s Dividend Achievers, fewer than 3% of the dividend-paying companies that trade on U.S. exchanges have increased their dividend for 20 or more consecutive years.

STATEMENT OF CONDITION

This section discusses changes in the balance sheet for the period between December 31, 2004, and March 31, 2005. All balances referenced in this section are period-end balances unless otherwise noted.

ASSETS

Assets totaled $9.58 billion at March 31, 2005, a slight increase from the $9.51 billion recorded at the end of 2004. Earning assets were $8.82 billion, compared with $8.64 billion at year-end 2004. Contributing to the increase were loan growth, a slightly larger investment securities portfolio, and an increase in the amount of federal funds sold and

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

securities purchased under agreements to resell (federal funds sold). The increase in federal funds sold reflected our investment of cash inflows that occurred toward the end of the quarter.

INVESTMENT SECURITIES

At March 31, 2005, the investment portfolio balance was $1.83 billion, slightly more than the $1.81 billion recorded at December 31, 2004. On average, the portfolio was $1.84 billion for the 2005 first quarter, which was slightly less than the $1.85 billion average for the 2004 fourth quarter.

On a percentage basis, the composition of assets within the investment portfolio remained relatively unchanged, as the following table shows.

--------------------------------------------------------------------------------
COMPOSITION AT PERIOD-END                            2005 Q1   2004 Q4   2004 Q1
--------------------------------------------------------------------------------
Mortgage-backed securities                             33%       34%       37%
--------------------------------------------------------------------------------
Collateralized mortgage obligations                    19%       17%       16%
--------------------------------------------------------------------------------
U.S. treasuries                                         7%        8%       11%
--------------------------------------------------------------------------------
Corporate issues                                       15%       16%       14%
--------------------------------------------------------------------------------
U.S. government agencies                               18%       17%       13%
--------------------------------------------------------------------------------
Money market preferred stocks                           5%        5%        7%
--------------------------------------------------------------------------------
Municipal bonds                                         1%        1%        1%
--------------------------------------------------------------------------------
Other                                                   2%        2%        1%
--------------------------------------------------------------------------------

Of the mortgage-backed securities held in the portfolio at March 31, 2005, approximately 99% were invested in fixed-rate instruments with terms of 15 years or less. We believe we can manage duration and risk more efficiently by investing in mortgage-related instruments than by retaining individual residential mortgage loans on our balance sheet.

At March 31, 2005, the average life of mortgage-backed instruments in the investment portfolio was 4.22 years, and the duration was 4.02. The corresponding life and duration at December 31, 2004, were 3.96 years and 3.72, respectively.

For the portfolio in full, the average life was 6.42 years at March 31, 2005, and the duration was 3.07. In comparison, at December 31, 2004, the average life was 6.41 years and the duration was 2.66.

The changes in average life and duration reflected our assumption that, due to rising interest rates, certain callable agency securities will be held to maturity. Also, we sold certain amortizing mortgage-backed instruments that had small remaining balances, and replaced them with higher-yielding securities. This action contributed to the increase in duration.

LOAN BALANCES

The first quarter of 2005 marked the 16th consecutive quarter of loan growth. Period-end loan balances rose 1.4%, totaled $6.86 billion, and accounted for 77.8% of earning assets.

On average, loan balances for the 2005 first quarter were $6.77 billion. This was 2.2% more than loan balance averages for the 2004 fourth quarter. First quarter 2005 loans, on average, accounted for 78.4% of first quarter 2005 earning assets, on average, which were $8.63 billion. We regard average balances for a period, rather than period-end balances, as the more accurate indicator of trends in our Regional Banking business.

The loan growth resulted mainly from business development with new and existing clients throughout Delaware and southeastern Pennsylvania. Loans from the Pennsylvania market were $1.44 billion, on average, and represented

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

approximately 21% of the total first quarter 2005 loan portfolio, on average. In comparison, Pennsylvania market loans were $1.41 billion, on average, for 2004, and accounted for approximately 22% of the total portfolio, on average.

The growth in loan balances was, in part, a reflection of the Delaware Valley economy, which is well diversified. Economic indicators remained positive, as the following statistics attest:

- The unemployment rate was 4.3% in Delaware and 4.7% for the Philadelphia metropolitan area, compared with the national rate of 5.1%.

- The Federal Reserve Bank of Philadelphia released Economic Activity Indexes for Delaware, New Jersey, and Pennsylvania that reported increases in economic activity in all three states over the past 12 months (as of February 2005, the most recent report available).

- The U.S. Bureau of Economic Analysis reported that Delaware had the 10th highest rate of growth in personal income in the United States for the fourth quarter of 2004.

- According to the U.S. Census Bureau, Delaware is the seventh fastest-growing state in the nation, and fifth most popular for attracting residents aged 65 and older.

COMMERCIAL LOANS

Commercial lending accounted for $93.7 million of the total first quarter loan growth of $96.6 million, bringing commercial loan balances at March 31, 2005, to $4.58 billion. This was 2.1% higher than at the end of 2004.

On average, commercial loans for the first quarter of 2005 were $4.51 billion, a 3.1% increase from the fourth quarter of 2004. The Pennsylvania market generated approximately 29% of the total growth in commercial loans, on average.

Commercial real estate/construction lending accounted for more than 92% of the first quarter growth in total commercial loans on a period-end basis, but only 8% of the growth on an average-balance basis. Almost all of the commercial real estate/construction growth occurred in Delaware, where population growth in the southern part of the state continued to drive demand for residential tract housing and related retail development.

Commercial and industrial (C&I) lending (reported as commercial, financial, and agricultural loans) comprised just under 15% of the total commercial loan growth on a period-end basis, but nearly 78% of the growth on an average-balance basis. Contributing to the growth in C&I balances were transportation companies and suppliers of building and infrastructure materials, whose borrowings were for working capital and new equipment.

RETAIL LOANS

Retail loan balances at March 31, 2005, were $2.28 billion. This increase showed a $16.1 million improvement in consumer lending, opposite declines of $3.0 million in residential mortgage balances, and $10.2 million in loans secured with liquid collateral.

On an average-balance basis, retail loans were $2.26 billion for the 2005 first quarter, a slight increase from the 2004 fourth quarter. This change also reflected growth in consumer loans opposite declines in the balances of residential mortgages and loans secured with liquid collateral.

Residential mortgage balances declined because of prepayments and refinancings, and our ongoing practice of selling all new fixed-rate residential mortgage production into the secondary market. As noted earlier, we prefer to manage mortgage-related risk in our investment portfolio, instead of by retaining individual residential mortgage loans as assets.

Loans secured with liquid collateral are associated primarily with Wealth Advisory Clients throughout the United States. Changes in these balances reflect client demand.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

CONSUMER LOANS

Consumer balances were $1.26 billion at March 31, 2005, compared with $1.24 billion at December 31, 2004. On average, consumer balances were $1.23 billion for the 2005 first quarter, compared with $1.20 billion for the 2004 fourth quarter.

--------------------------------------------------------------------------------
CONSUMER LOANS, ON AVERAGE (IN MILLIONS)            2005 Q1    2004 Q4   CHANGE
--------------------------------------------------------------------------------
Home equity                                        $  309.8   $  294.8      5.1%
--------------------------------------------------------------------------------
Indirect                                           $  553.1   $  544.4      1.6%
--------------------------------------------------------------------------------
Credit card                                        $  128.4   $  120.6      6.5%
--------------------------------------------------------------------------------
Other consumer                                     $  243.3   $  242.6      0.3%
--------------------------------------------------------------------------------
Total                                              $1,234.6   $1,202.4      2.7%
--------------------------------------------------------------------------------

Within the consumer portfolio, most of the growth was in home equity and indirect lending (loans made to clients through dealers). Most of the indirect loans are for late-model used cars, and they typically have shorter terms, but higher yields, than new car loans. The sales office we opened in October 2004 in Bel Air, Maryland, which is midway between Wilmington and Baltimore, contributed to the growth in indirect auto lending.

RESERVE FOR LOAN LOSSES

The reserve for loan losses increased from $89.7 million at December 31, 2004, to $90.4 million at March 31, 2005. The reserve level was influenced by continued growth in loan balances and strength in credit quality.

The loan loss reserve ratio at March 31, 2005, was 1.32%, which was 1 basis point lower than at December 31, 2004. The reserve ratio reflected the low net charge-off ratio, an internal risk rating of "pass" for more than 96% of the loan portfolio, and the amount of the provision for loan losses, which declined mainly because approximately $1.1 million was recovered during the 2005 first quarter on a loan that previously had been charged-off.

For more information about credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES

Total liabilities increased slightly from December 31, 2004, and reached $8.66 billion. Most of the increase resulted from short-term borrowings that we made to fund loan growth.

DEPOSIT BALANCES AND SHORT-TERM BORROWINGS

As a general rule, changes in deposit balances suggest several things:

- Core deposits, including local CDs $100,000 and over, indicate trends in commercial deposit gathering throughout the Delaware Valley region, and in consumer deposit gathering, which is concentrated in Delaware. Core deposits represent balances that are driven by our Regional Banking clients.

- We consider core deposit balances on average, rather than period-end, as the more accurate indicator of trends in our Regional Banking business.

- Differences between the period-end and average balances of noninterest-bearing demand deposits typically reflect activity associated with Corporate Client Services clients. It is not unusual for these clients to deposit funds with us for a short duration, particularly over period-ends.

- National certificates of deposit (national CDs) of $100,000 and over represent funds we purchase. We manage these balances, and they are not related to client activity. We use national CDs as well as short-term borrowings to augment core deposit levels, if needed, to support growth in earning assets.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

At March 31, 2005, total deposits were $6.89 billion. On average, they were $6.77 billion for the 2005 first quarter. These amounts were slight increases from December 31, 2004, and the 2004 fourth quarter, respectively.

Core deposits accounted for more than 71% of total period-end first quarter deposits, and amounted to $4.91 billion. On average, core deposits were $4.83 billion for the 2005 first quarter, and likewise constituted more than 71% of total deposits, on average, for the first quarter. Almost all - approximately 94% - of core deposit balances, on average, for the 2005 first quarter were associated with Regional Banking clients in Delaware.

Within core deposits, the balances of local CDs $100,000 and over increased substantially, on both a period-end and average-balance basis. These deposits were associated entirely with client activity. Of the $370.1 million, on average, in these CD balances for the 2005 first quarter:

-     Approximately 60% were consumer deposits from clients in Delaware;

- Approximately 20% came from commercial banking depositors throughout the Delaware Valley region;

-     Approximately 18% was associated with Wealth Advisory clients; and

-     Approximately 2% was associated with Corporate Client Services clients.

National CDs and short-term borrowings augmented first quarter growth in earning assets, and their balances were 5.4% higher than at December 31, 2004. On an average-balance basis, the use of national CDs declined 3.8% while the use of short-term borrowings rose 8.4%. Decisions on whether to use national CDs or short-term borrowings typically are made based on the most favorable rate.

While the cost of purchased funding exceeded the rate paid on core interest-bearing deposits, we use this funding strategy because it minimizes the growth of annual operating expenses as well as the capital investments that would be associated with a large-scale expansion of our branch office network.

For more information about our funding, please refer to the "Liquidity" section of this report.

STOCKHOLDERS' EQUITY

At March 31, 2005, stockholders' equity was $911.2 million. This was $5.9 million more than at year-end 2004. On average, stockholders' equity for the 2005 first quarter was $913.6 million, which was 2.2% more than the $894.3 million recorded for the fourth quarter of 2004. For more information about the changes in stockholders' equity, please refer to the "Capital Resources" section of this report.

INCOME STATEMENT

This section compares our income and expenses for the first quarter of 2005 with those of the first quarter of 2004.

Net income for the first quarter of 2005 rose 12.3% to $40.1 million. Earnings per share (on a diluted basis) increased 11.3% to $0.59.

The main factors in the net income growth were:

- Higher amounts of net interest income, due to loan growth, rising interest rates, and superior credit quality;

-     An 11-basis-point improvement in the net interest margin;

-     Double-digit growth in advisory income; and

-     Well-managed expenses.

The percentage growth was higher for net income than for earnings per share because the number of shares outstanding was 740,000 higher. The number of shares outstanding increased mainly because we issued stock during the 2004 third quarter to accelerate the original terms of the acquisition of the firm formerly known as Balentine &

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

Company. For more information about this transaction, please refer to the section on "Wilmington Trust Investment Management" in Note 3, "Affiliates and acquisitions," in our 2004 Annual Report to Shareholders.

SOURCES OF INCOME

We generate two types of revenue:

- Net interest income. This revenue is the difference between the interest revenue we receive on earning assets, such as loans and investments, and the interest expense we pay on liabilities, such as deposits and short-term borrowings. Net interest income is generated primarily by banking and funding activities.

- Noninterest income. This revenue consists primarily of income from the advisory businesses, which comprise Wealth Advisory Services, Corporate Client Services, and the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management. Noninterest income also includes service charges on deposit accounts, loan fees and late charges, card fees, securities gains (or losses), and other noninterest income.

These two sources of revenue generate a diversified stream of income that enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions.

The table below shows changes in the mix between net interest and noninterest income. It demonstrates that:

-     Our sources of income are diversified and balanced.

-     Our advisory businesses generate most of our noninterest income.

PERCENTAGE CONTRIBUTION OF COMBINED NET INTEREST AND NONINTEREST INCOME

--------------------------------------------------------------------------------
INCOME (IN MILLIONS) FOR THE PERIOD ENDED                      2005 Q1   2004 Q1
--------------------------------------------------------------------------------
Advisory income (after amortization)                            42.9%     42.8%
--------------------------------------------------------------------------------
Total noninterest income                                        51.0%     52.3%
--------------------------------------------------------------------------------
Net interest income (after provision for loan losses)           49.0%     47.7%
--------------------------------------------------------------------------------

NET INTEREST INCOME AND THE NET INTEREST MARGIN

Net interest income, before the provision for loan losses, was $77.6 million, an increase of 8.1% from the first quarter of 2004. After the provision for loan losses, net interest income amounted to $74.5 million, which was a 12.4% increase. Loan growth, credit quality, and rising interest rates were factors in these increases.

Loan balances, on a period-end as well as average-balance basis, were more than 7% higher than their year-ago levels. The provision for loan losses was $2.4 million lower, as net charge-offs were 3 basis points lower, the percentage of loans rated "pass" in our internal risk rating system exceeded 96% for the fourth consecutive quarter, and we recovered approximately $1.1 million on a loan that previously had been charged-off.

Yields on earning assets continued to improve, mainly because of the interest rate environment. Market interest rates, as set by the Federal Open Market Committee (FOMC), were 175 basis points higher at the end of the 2005 first quarter than they were at the end of the year-ago first quarter.

As market interest rates rose, we were able to adjust the yields on our loans to reflect the rising rates at a faster pace than we made corresponding changes to our core deposit pricing. Compared with the year-ago first quarter, the average yield on earnings assets was 82 basis points higher, while the average cost of funds was 71 basis points higher. Assets continue to reprice at a faster pace than liabilities, and we remain asset-sensitive.

These factors caused the net interest margin to reach 3.64%, which was 11 basis points higher than for the year-ago first quarter, and the highest quarterly margin since the first quarter of 2003.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

To compute the net interest margin, we divide annualized net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

On an FTE basis, net interest income for the 2005 first quarter was $78.5 million, and earning assets, on average, were $8.63 billion. For the year-ago first quarter, FTE net interest income was $72.9 million and earning assets, on average, were $8.22 billion.

The following tables present comparative net interest income data and rate/volume analyses for the first 3 months of 2005 and 2004.

QUARTERLY ANALYSIS OF EARNINGS

                                          2005 First Quarter                2004 First Quarter
                                   ------------------------------    ------------------------------
(in millions; rates on              Average    Income/    Average     Average    Income/    Average
 tax-equivalent basis)              balance    expense     rate       balance    expense     rate
---------------------------------------------------------------------------------------------------
Earning assets

  Federal funds sold and
    securities purchased under
    agreements to resell           $   20.2   $    0.1       2.16%   $   16.8   $     --       1.01%

  U.S. Treasury and government
    agencies                          440.9        3.9       3.53       465.3        3.9       3.44
  State and municipal                  11.9        0.3       8.76        14.7        0.3       8.55
  Preferred stock                      99.3        1.7       7.04       120.3        2.2       7.42
  Mortgage-backed securities          960.5        9.8       4.09     1,008.8       10.6       4.12
  Other                               328.1        3.4       4.12       289.4        2.0       2.79
------------------------------------------------------               -------------------
    Total investment securities     1,840.7       19.1       4.14     1,898.5       19.0       3.99
                                   ----------------------------------------------------------------

  Commercial, financial, and
    agricultural                    2,512.9       34.2       5.46     2,325.2       24.4       4.16
  Real estate - construction          760.2       11.5       6.06       725.0        8.1       4.42
  Mortgage - commercial             1,233.6       18.0       5.82     1,103.1       13.4       4.82
------------------------------------------------------               -------------------
    Total commercial loans          4,506.7       63.7       5.66     4,153.3       45.9       4.38
                                   ----------------------------------------------------------------

  Mortgage - residential              427.5        6.3       5.87       481.7        7.3       6.08
  Consumer                          1,234.6       18.7       6.13     1,071.1       16.1       6.04
  Secured with liquid collateral      600.7        5.9       3.90       602.6        3.8       2.51
------------------------------------------------------               -------------------
    Total retail loans              2,262.8       30.9       5.49     2,155.4       27.2       5.06
                                   ----------------------------------------------------------------

      Total loans net of
        unearned income             6,769.5       94.6       5.60     6,308.7       73.1       4.61
                                   ----------------------------------------------------------------

      Total earning assets         $8,630.4      113.8       5.28    $8,224.0       92.1       4.46
                                   ================================================================

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

                                          2005 First Quarter                2004 First Quarter
                                   ------------------------------    --------------------------------
(in millions; rates on               Average     Income/    Average   Average      Income/    Average
 tax-equivalent basis)               balance     expense     rate     balance      expense     rate
-----------------------------------------------------------------------------------------------------

Funds supporting earning assets

  Savings                          $  354.5        0.2       0.25    $  372.1        0.1       0.13
  Interest-bearing demand           2,373.4        4.5       0.77     2,267.0        2.1       0.37
  Certificates under $100,000         773.9        4.1       2.17       779.3        4.1       2.12
  Local CDs $100,000 and over         370.1        2.3       2.47       134.8        0.5       1.44
------------------------------------------------------               -------------------
      Total core interest-
        bearing deposits            3,871.9       11.1       1.16     3,553.2        6.8       0.77

  National CDs $100,000
    and over                        1,940.4       12.0       2.47     2,223.9        6.4       1.13
------------------------------------------------------               -------------------
      Total interest-bearing
        deposits                    5,812.3       23.1       1.60     5,777.1       13.2       0.91
                                   ----------------------------------------------------------------

  Federal funds purchased and
    securities sold under
    agreements to repurchase        1,197.8        7.7       2.55       893.0        3.1       1.37
  U.S. Treasury demand                  8.5         --       2.06        11.8         --       0.77
------------------------------------------------------               -------------------
      Total short-term
        borrowings                  1,206.3        7.7       2.55       904.8        3.1       1.37
                                   ----------------------------------------------------------------
  Long-term debt                      407.3        4.5       4.37       410.8        2.9       2.81
------------------------------------------------------               -------------------
      Total interest-bearing
        liabilities                 7,425.9       35.3       1.91     7,092.7       19.2       1.08
                                   ----------------------------------------------------------------
  Other noninterest funds           1,204.5         --         --     1,131.3         --         --
------------------------------------------------------               -------------------
      Total funds used to
        support earning assets     $8,630.4       35.3       1.64    $8,224.0       19.2       0.93
                                   ================================================================
Net interest income/yield                         78.5       3.64                   72.9       3.53
  Tax-equivalent adjustment                       (0.9)                             (1.1)
                                              --------                          --------

Net interest income                           $   77.6                          $   71.8
                                              ========                          ========

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                                               -------------------------------------
For the three months ended March 31, 2005/2004                                  Increase/(decrease) due to change in
                                                                               -------------------------------------
(in millions)                                                                  Volume (1)       Rate (2)       Total
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Federal funds sold and securities purchased under agreements to resell       $       --       $    0.1       $ 0.1

  U.S. Treasury and government agencies                                              (0.1)           0.1          --
  State and municipal *                                                              (0.1)           0.1          --
  Preferred stock *                                                                  (0.4)          (0.1)       (0.5)
  Mortgage-backed securities                                                         (0.4)          (0.4)       (0.8)
  Other *                                                                             0.3            1.1         1.4
--------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                      (0.7)           0.8         0.1
                                                                               -------------------------------------

  Commercial, financial, and agricultural *                                           1.9            7.9         9.8
  Real estate - construction                                                          0.4            3.0         3.4
  Mortgage - commercial *                                                             1.6            3.0         4.6
--------------------------------------------------------------------------------------------------------------------
    Total commercial loans                                                            3.9           13.9        17.8
                                                                               -------------------------------------
  Mortgage - residential                                                             (0.8)          (0.2)       (1.0)
  Consumer                                                                            2.4            0.2         2.6
  Secured with liquid collateral                                                       --            2.1         2.1
--------------------------------------------------------------------------------------------------------------------
    Total retail loans                                                                1.6            2.1         3.7
    Total loans net of unearned income                                                5.5           16.0        21.5
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                                      $      4.8       $   16.9       $21.7
                                                                               -------------------------------------

Interest expense:
  Savings                                                                      $       --       $    0.1       $ 0.1
  Interest-bearing demand                                                             0.1            2.3         2.4
  Certificates under $100,000                                                          --             --          --
  Local CDs $100,000 and over                                                         0.8            1.0         1.8
--------------------------------------------------------------------------------------------------------------------
    Total core interest-bearing deposits                                              0.9            3.4         4.3

  National CDs $100,000 and over                                                     (0.8)           6.4         5.6
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                                   0.1            9.8         9.9
                                                                               -------------------------------------

  Federal funds purchased and securities sold under agreements to repurchase          1.0            3.6         4.6

  Long-term debt                                                                       --            1.6         1.6
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                     $      1.1       $   15.0       $16.1
                                                                               -------------------------------------
Changes in net interest income                                                 $      3.7       $    1.9       $ 5.6
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

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

NONINTEREST INCOME

Noninterest income for the 2005 first quarter was $77.4 million, a 6.5% increase. Wealth Advisory growth and income from the investment in Cramer Rosenthal McGlynn (CRM) accounted for almost all of this growth. Their results helped offset weakness in the capital markets component of the Corporate Client Services business and a decline in service charges on deposit accounts.

First quarter 2005 noninterest income included securities gains of $0.8 million, which we took in the routine course of balance sheet management. Approximately $0.2 million of that amount was associated with securities on which call provisions were exercised. The remainder was associated primarily with amortizing mortgage-backed instruments with small remaining balances, which we sold and replaced with higher-yielding securities.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

A portion of our advisory business revenue is based on financial market valuations and therefore tied to the levels of assets we manage or hold in custody.

Within the Wealth Advisory business, all of the revenue reported as trust and investment advisory income is based on the market valuations of assets we manage or administer, and a significant portion of that revenue is tied to the equity markets. The Wealth Advisory assets we manage include assets in personal trusts that are structured around wealth planning, wealth preservation, and wealth transition considerations. Changes in the levels of these assets reflect trust distributions and terminations as well as business flows and financial market movements.

Within the Corporate Client Services business, the majority of income reported as retirement services revenue relates to the market valuations of retirement plans for which we serve as trustee, rather than manager.

All of the recurring income from our investments in CRM and Roxbury Capital Management (RCM) is tied to financial market valuations. The primary business of these two firms is asset management. Changes in their levels of managed assets reflect business flows as well as financial market movements.

The following table compares changes in assets under management.

CHANGES IN ASSETS UNDER MANAGEMENT (AUM)(1)

--------------------------------------------------------------------------------------
                                                                   PERCENT CHANGE FROM
--------------------------------------------------------------------------------------
AUM AT PERIOD END (IN BILLIONS)    2005 Q1    2004 Q4    2004 Q1    2004 Q4    2004 Q1
--------------------------------------------------------------------------------------
Wilmington Trust                   $  26.5    $  26.5    $  24.3         --        9.1%
--------------------------------------------------------------------------------------
Cramer Rosenthal McGlynn           $   7.2    $   6.9    $   5.1        4.3%      41.2%
--------------------------------------------------------------------------------------
Roxbury Capital Management         $   2.8    $   3.1    $   3.4       (9.7)%    (17.6)%
--------------------------------------------------------------------------------------
Total                              $  36.5    $  36.5    $  32.8         --       11.3%
--------------------------------------------------------------------------------------

(1) Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

The following table compares changes in the investment mix of managed assets at Wilmington Trust (excluding the affiliate money managers).

INVESTMENT MIX OF MANAGED ASSETS AT WILMINGTON TRUST (EXCLUDING CRM AND RCM)

--------------------------------------------------------------------------------
INVESTMENT MIX AT PERIOD-END                      2005 Q1    2004 Q4    2004 Q1
--------------------------------------------------------------------------------
Equities                                               57%        59%        54%
--------------------------------------------------------------------------------
Fixed income                                           24%        23%        26%
--------------------------------------------------------------------------------
Cash and equivalents                                   12%        12%        8%
--------------------------------------------------------------------------------
Mutual funds(1)                                        --         --         7%
--------------------------------------------------------------------------------
Other assets                                            7%         6%        5%
--------------------------------------------------------------------------------

(1) Beginning with the fourth quarter of 2004, we reclassified the percentage of managed assets that previously were reported as mutual funds into the relevant categories of equity, fixed income, or other assets.

The following table compares changes in assets under management and assets under administration at Wilmington Trust (excluding the affiliate money managers). Most of the assets under administration are associated with the Corporate Client Services business.

CLIENT ASSETS AT WILMINGTON TRUST (EXCLUDING CRM AND RCM)

----------------------------------------------------------------------------------
                                                               PERCENT CHANGE FROM
----------------------------------------------------------------------------------
AT PERIOD END (IN BILLIONS)    2005 Q1    2004 Q4    2004 Q1    2004 Q4    2004 Q1
----------------------------------------------------------------------------------
Assets under management(1)     $  26.5    $  26.5    $  24.3         --        9.1%
----------------------------------------------------------------------------------
Assets under administration    $  71.3    $  72.5    $  81.7       (1.7)%    (12.7)%
----------------------------------------------------------------------------------
Total                          $  97.8    $  99.0    $ 106.0       (1.2)%     (7.7)%
----------------------------------------------------------------------------------

(1) Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

WEALTH ADVISORY SERVICES

Wealth Advisory Services (WAS) revenue rose 9.6% to $43.5 million. This increase indicated that the investments we have made in this business - we have added private client advisors, expanded our physical presence in key markets, acquired new capabilities, and strengthened our investment platform - are gaining traction.

Business development with new as well as existing clients accounted for most of the increase in WAS revenue, and generated approximately $5 million of annualized fees for the 2005 first quarter. New business development was particularly strong in the California, Florida, Maryland, and New York markets.

For the year-ago first quarter, new business results included fees for several highly specialized financial plans. Excluding these nonrecurring fees, new annualized fees were 6.6% higher than for the year-ago first quarter. Recurring fees (as opposed to one-time fees) accounted for approximately 60% of new business recorded during the 2005 first quarter, compared with approximately 45% for the year-ago first quarter.

Of the three components of WAS revenue, most of this growth occurred in core trust and investment advisory services. Revenue from these services rose 10.0% to $29.6 million. New business development, particularly for investment management services, was the primary cause of this growth. New fees associated with asset management services were 63% higher than for the year-ago first quarter.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

Fees from planning and other services (which are not tied to financial market valuations) were $9.1 million for the 2005 first quarter. Approximately $2 million of this amount was contributed by Grant Tani Barash & Altman (GTBA), the Beverly Hills-based business management and family office firm acquired in October 2004. The planning and other services component of WAS revenue also reflected tax planning and wealth transfer planning activity.

Fees from mutual fund services were lower on a year-over-year as well as a linked-quarter basis, as clients continued to redeem shares of low-yielding money market funds. Approximately 95% of WAS mutual fund fees are tied to money market funds.

CORPORATE CLIENT SERVICES

Corporate Client Services (CCS) revenue was $18.0 million for the 2005 first quarter, which was slightly more than for the year-ago first quarter. Good growth in the entity management and retirement services components of the CCS business was not strong enough to offset continued weakness in the capital markets sector.

Revenue from entity management (services that support structures and transactions in preferred legal jurisdictions) was $5.9 million, which was 7.3% more than for the year-ago first quarter. Income from services provided in Europe rose 6.8%. Sales of entity management services rose 10.1%. Most of this increase resulted from strong demand for Nevada-based services.

Revenue from corporate retirement services rose 14.3% to $3.2 million, and new business volumes were 39.6% higher. Most of the growth was in fees for trust services that support defined contribution plans (such as 401(k) plans) and executive compensation plans. We work with leading third-party retirement plan record keepers to market corporate retirement services. We established more of these alliances during the past 12 months, which contributed to the increased volume in this component of the CCS business.

Revenue from capital markets services (trust and administrative services that support structured finance transactions) was $7.6 million, a decrease of 2.6% from the year-ago first quarter. Factors in these declines included:

- Downward pricing pressures, as demand for structured finance transactions remained weak, and as saturation in the market for trust-preferred issues caused pricing on related services to shift to lower, commodity-driven levels. Our capital markets transaction volumes were 8% higher than in the year-ago first quarter, but new fees were 32% lower.

- Less market innovation, and fewer introductions of new structures, which typically command higher fees than more established structures.

- Fewer issues of asset-backed securitizations, as well as shorter-duration contracts. Today the typical maturity of asset-backed contracts is approximately half as long as it was three years ago, which means these accounts terminate (and cease to generate revenue) more quickly than in the past.

CRAMER ROSENTHAL MCGLYNN

Assets under management at value-style affiliate money manager Cramer Rosenthal McGlynn (CRM) totaled $7.23 billion at March 31, 2005. This was 40.4% higher than the $5.15 billion recorded at March 31, 2004. A combination of new business and market appreciation accounted for the increase. CRM's managed assets have risen every quarter since the first quarter of 2003, and the current level is the highest ever recorded by the firm.

Our income from CRM for the 2005 first quarter was $4.3 million. This was more than double the amount recorded for the year-ago first quarter. Approximately $1.4 million of the 2005 first quarter amount represented a nonrecurring gain on the sale of a private equity investment.

The amount of income we record from CRM is based on our ownership interest in the firm, which was 77.24% at March 31, 2005, the same percentage as at December 31, 2004. At March 31, 2004, our ownership interest in CRM was 69.14%.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

CRM's results are not consolidated in our financial statements. Despite the high percentage of our position, we do not hold a controlling interest in CRM. CRM principals retain certain management controls, including veto powers over a variety of matters.

ROXBURY CAPITAL MANAGEMENT

Roxbury Capital Management (RCM), the growth-style affiliate money manager, continued its return to profitability. Our income from RCM was $0.3 million for the 2005 first quarter, which was 50.0% higher than for the year-ago first quarter. This increase reflected RCM's ongoing efforts to reduce expenses and improve efficiency.

RCM's managed assets were $2.83 billion at March 31, 2005, compared with $3.36 billion at March 31, 2004. RCM continued to attract new funds to its small- and mid-capitalization products, but not to an extent sufficient to offset the outflows from its large-capitalization product.

The amount of income we record from RCM is based on our ownership interests in the firm, which were the same at March 31, 2005, as they were at the end of 2004 and at the end of the 2004 first quarter: 41.23% of RCM's common shares, and 30% of its gross revenues.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Income from service charges on deposit accounts was $6.7 million for the 2005 first quarter, which was 18.3% lower than for the year-ago first quarter. Several factors contributed to the decline:

- Rising interest rates are generating higher earnings credits, which are offsetting service charges on commercial deposit accounts. (Earnings credits are amounts based on average deposit balances that commercial depositors may use to offset account fees.)

- Clients are using more online and telephone banking services - which are free. Online banking transactions were more than 7% higher than for the corresponding period last year, while teller transactions were more than 7% lower.

- ATM transaction volumes fell more than 6%, and ATM fees declined nearly 14%, as consumers made larger, but fewer, ATM withdrawals. Year-to-date, the average ATM withdrawal was $103.12, compared with the year-to-date average of $98.92 for the corresponding period last year.

- Opposite the decline in ATM volumes, point-of-service (POS) transaction volumes were nearly 5% higher than for the year-ago first quarter. Clients incur no fees on POS transactions.

NONINTEREST EXPENSE

Noninterest, or operating, expense reflects the costs that we incur in the course of normal operations, including expenses associated with employment, occupancy, supplies, advertising, third-party providers, and other items.

For the first quarter of 2005, noninterest expense was $89.3 million. This was 7.3% higher than for the year-ago first quarter.

Nearly two-thirds of first-quarter 2005 operating expense, or $54.2 million, was associated with staffing. Including salaries and wages, incentives and bonuses, and employment benefits expense, staffing costs were 5.0% higher than for the year-ago first quarter.

Staffing costs rose mainly because the number of staff members increased. At March 31, 2005, there were 2,443 full-time equivalent staff members, which was 103 more than at March 31, 2004. Over the last 12 months, we added staff in every department of our company and in every one of our markets. The acquisition of GTBA, which we completed in October 2004, added 42 staff members. The number of full-time equivalent staff members at March

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

31, 2005, published in this report differs from what we published on April 22, 2005, because we counted 19 staff members twice.

Salaries and wages amounted to $32.9 million for the 2005 first quarter, which was 1.5% more than for the year-ago first quarter. Opposite the increase in the number of staff members, this low rate of year-over-year growth in salaries and wages was attributable to:

- A difference in the number of days of pay. The 2005 first quarter had one less day of pay than the year-ago first quarter, and two fewer days of pay than the 2004 fourth quarter. Each day of pay represents approximately $0.5 million of salary and wage expense.

- A new pay structure for some staff that decreased the percentage of compensation that is salary-based and increased the percentage that is incentive-based.

-     Lower temporary help expenses.

In employment benefit costs, the year-over-year increase reflected higher health insurance and pension costs, as well as the higher number of staff members.

Of the year-over-year increases in other expense categories:

- Furniture, equipment, and supplies expense reflected higher depreciation costs associated with the new desktop operating system installed company-wide in 2004.

- Advertising and contributions expense reflected the payment of several large charitable donations.

- Servicing and consulting fees included fees paid to third-party investment advisors, and reflected increased demand for investment consulting services.

- Other noninterest expense included higher telecommunications, insurance, and audit costs.

Compared to the 2004 fourth quarter, total noninterest expense for the 2005 first quarter reflected a slowdown in the pace of expense growth. Noninterest expense for the first quarter of 2005 was 2.4% lower than for the 2004 fourth quarter. Except for staffing and net occupancy expense, the other categories of noninterest expense all recorded linked-quarter declines.

FULL-TIME EQUIVALENT HEADCOUNT

--------------------------------------------------------------------------------
                                                   3/31/05   12/31/04   3/31/04
--------------------------------------------------------------------------------
Full-time equivalent headcount                      2,443      2,428     2,340
--------------------------------------------------------------------------------

INCOME TAXES

While pretax income rose 12.2%, income taxes rose 13.6%, to $22.5 million. This increase occurred mainly because state income taxes were higher, as we recorded higher levels of revenue, especially from the affiliate money managers.

Our effective tax rate for the first three months of 2005 was 35.94%, compared with 35.48% for the first three months of 2004.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

CAPITAL RESOURCES

Our capital position remained strong during the first three months of 2005. Stockholders' equity increased; the returns on assets and equity improved; and our regulatory capital continued to exceed the minimum levels established by the Federal Reserve Board for well-capitalized institutions. In a reflection of our capital strength, on April 21, 2005, our Board of Directors approved an increase in the cash dividend.

The quarterly dividend increased 5.3%, from $0.285 per share to $0.30 per share. Annualized, the cash dividend rose from $1.14 per share to $1.20 per share. We have paid cash dividends on our common stock every year since 1908; paid quarterly cash dividends every year since 1916; and increased the cash dividend every year since 1982, making this the 24th consecutive year that we have increased our cash dividend.

The dividend payout ratio was 48.13%, compared with 52.85% for the full-year
2004.

The annualized capital generation rate for the first three months of 2005 was 9.4%, compared with an annualized rate of 8.9% for the first three months of 2004, and a rate of 8.4% for the full year 2004.

On an annualized basis, first quarter 2005 results generated a return on average assets of 1.72% and a return on average stockholders' equity of 17.80%. The corresponding returns for the first quarter of 2004 were 1.61% and 17.69%, respectively. The return on equity improved because the disparity narrowed between the pace of growth in our capital and the pace of growth in our net income.

Between 2000 and 2004, our capital increased at a much higher rate than our net income, which was muted by the low interest rate environment, volatile financial markets, and expenses associated with the acquisitions we made, our expansion into new markets, and the other investments we made in our company's future. The pace of net income growth accelerated in the 2005 first quarter because:

-     We are beginning to reap the benefits of those investments;

-     Income from our affiliate money managers has increased; and

- Interest rates are rising, and the rate of growth in net interest income is more in line with the rate of growth in loan balances.

At March 31, 2005, stockholders' equity was $911.2 million. This was an increase of $5.9 million from the $905.3 million recorded at December 31, 2004.

During the first three months of 2005, additions to capital totaled $24.3 million and included:

- $20.8 million, which reflected earnings of $40.1 million net of $19.3 million in cash dividends;

- $0.1 million of net unrealized gains on derivatives used for cash flow hedges; and

- $3.4 million from the issue of common stock under employment benefit plans.

Offsetting these additions were $18.4 million in reductions, which consisted of:

-     $17.1 million in unrealized losses on securities, net of taxes;

-     $0.1 million in derivative losses included in net income, net of taxes;

-     $0.1 million in foreign currency exchange adjustments; and

-     $1.1 million for the repurchase of shares.

During the 2005 first quarter, we repurchased 32,812 of our shares at an average per-share price of $34.91. This brought the total number of shares repurchased under the current 8-million-share program, which commenced in April 2002, to 667,405 shares. Under the current program, 7,332,595 remain available for repurchase.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions. These guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

The following table compares our ratios to the guidelines.

REGULATORY CAPITAL RATIOS

--------------------------------------------------------------------------------
                                                       ADEQUATELY    WELL-
WILMINGTON TRUST CAPITAL                               CAPITALIZED   CAPITALIZED
RATIOS                           3/31/05    12/31/04   MINIMUM       MINIMUM
--------------------------------------------------------------------------------
Total risk-based capital         12.05%      11.60%          8%           10%
--------------------------------------------------------------------------------
Tier 1 risk-based capital         7.24%       6.94%          4%            6%
--------------------------------------------------------------------------------
Tier 1 leverage capital           6.10%       5.92%          4%            5%
--------------------------------------------------------------------------------

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth.

LIQUIDITY AND FUNDING

We manage liquidity, which is affected by the proportion of funding that is provided by core deposits and stockholders' equity, to ensure that our cash flows are sufficient to support our operating, investing, and financing activities. By managing liquidity, we are able to meet increases in demand for loans and other assets, and decreases in deposits and other funding sources.

We use a mix of liquidity sources, including deposit balances; cash that is generated by the investment and loan portfolios; short- and long-term borrowings, which include national certificates of deposit in amounts of $100,000 and more as well as term federal funds; internally generated capital; and other credit facilities.

During the first three months of 2005, core deposits - demand deposits, interest-bearing demand deposits, time deposits, and local CDs $100,000 and over
- continued to be our primary source of funding, but they accounted for a smaller proportion, because the pace of growth in core deposits lagged the pace of growth in earning assets.

Loan balances accounted for approximately 78% of total earning assets, both on a period-end and average-balance basis. Between December 31, 2004, and March 31, 2005, loan balances increased 1.4%, but core deposit balances decreased 1.6%. On average, loan balances were 2.2% higher for the 2005 first quarter than for the 2004 fourth quarter, while core deposit balances were 1.6% higher.

The following table shows changes, at period-end, in the proportion of funding provided by various sources of liquidity.

CHANGES IN THE FUNDING MIX

--------------------------------------------------------------------------------
PROPORTION OF FUNDING AT PERIOD-END FROM:           3/31/05   12/31/04   3/31/04
--------------------------------------------------------------------------------
Core deposits                                       51.2%     52.4%      50.3%
--------------------------------------------------------------------------------
Core deposits and stockholders' equity              60.7%     62.0%      59.4%
--------------------------------------------------------------------------------
Purchased funds and short-term borrowings           33.5%     32.0%      34.3%
--------------------------------------------------------------------------------

We use purchased funds, which consist of national CDs $100,000 and over, and short-term borrowings to augment growth in earning assets. We base the mix between purchased funds and short-term borrowings on which offers the more favorable rate.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

Between December 31, 2004, and March 31, 2005, the combined balances of purchased funds and short-term borrowings increased 5.4%. Most of the increase was in national CD balances.

The average rate on core interest-bearing deposits was 1.16% for the 2005 first quarter. The average rate for national CDs was 2.47%, and the average rate for total short-term borrowings was 2.55%.

Although the cost of national CDs and short-term borrowings exceeded the rate we pay on core interest-bearing deposits, we maintained this funding strategy because:

- It lets us add deposits without making capital investments to support the physical expansion of our branch network;

- It helps us curb growth in the annual operating expense associated with staffing and maintaining additional branch offices;

-     It does not add to our fixed costs; and

- We can predict the balances of purchased funds and short-term borrowings with more certainty than we can predict changes in our clients' deposit balances.

In general, the national CDs and term federal funds we purchase have maturities of 90 days or fewer. Our short-term borrowings typically mature within 365 days of the transaction date.

We expect the disparity between the pace of growth in our earning assets and core deposits to continue, because our Regional Banking business makes loans throughout the Delaware Valley region, but gathers core deposits mainly in the state of Delaware, where our retail banking activities are concentrated. For example, approximately 21% of our total first quarter loans, on average, were made in southeastern Pennsylvania. In comparison, approximately 6% of core deposits for the first quarter were generated outside of Delaware.

Other sources of liquidity that are available to us include:

- Cash flow generated by our investment portfolio, which we expect will generate approximately $250 million of cash over the next 12 months from maturities, calls, and income. At March 31, 2005, the balance of the investment portfolio was $1.83 billion.

- The Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. As of March 31, 2005, we had $1.1 billion in available borrowing capacity that was secured with collateral, compared with $1.2 billion at December 31, 2004.

-     Lines of credit with U.S. financial institutions totaling $75.0 million.

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. All of our credit ratings are investment grade, and they substantiate our financial stability and the consistency, over time, of our earnings. Our most recent credit ratings are posted on wilmingtontrust.com in the "Investor Relations" section.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability, or increase the cost, of funding from the national markets.

Among our liquidity risks is our partial guaranty of a line of credit obligation for affiliate money manager Cramer Rosenthal McGlynn (CRM). At March 31, 2005, the line of credit was $5.0 million, the balance was zero, and our guaranty was for 77.24%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 6, 2005.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

We manage credit risk mainly by applying our rigorous underwriting standards consistently. As we expand our Regional Banking business, we have chosen to grow loan balances through our own efforts, rather than by purchasing loans or acquiring other banks. This prevents us from having to assume the credit risk associated with loans that were extended under guidelines that may differ from ours.

Economic and other external factors affect credit risk. Changes in these factors could impair the ability of borrowers to repay their loans, and could result in higher levels of nonperforming assets, credit losses, and provisions for loan losses. To mitigate the impact of these factors, we:

- Make the vast majority of our loans within the Delaware Valley region, and we rarely make commercial loans outside of our target client market of family-owned or closely held businesses with annual sales of up to $250 million. This geographic and client focus enables us to remain cognizant of economic and other external factors that may affect credit quality.

- Endeavor to maintain a loan portfolio that is diversified across commercial and consumer lines and industry sectors.

-     Perform an internal analysis that rates the risk in the portfolio.

- Monitor the portfolio continually to identify potential problems, and to avoid disproportionately high concentrations of loans to any one borrower or industry sector. Integral parts of this process include regular analyses of past-due loans and the identification of loans that we doubt will be repaid on a timely basis.

Measuring credit risk involves making subjective judgments that take into account the levels of net charge-offs and nonperforming assets. We believe that the primary indicator of credit quality is the net charge-off ratio.

During the first three months of 2005, all key measures of credit quality improved:

- Net charge-offs, nonaccruing loans, and loans past due 90 days or more decreased from the levels recorded at December 31, 2004.

- Also lower than their 2004 year-end levels were the loan loss reserve ratio, the ratio of nonperforming assets, the ratio of loans past due 90 days, and the net charge-off ratio.

- The percentage of loans rated "pass" in the internal risk-rating analysis remained higher than 96% for the fourth consecutive quarter.

The net charge-off ratio was 4 basis points for the 2005 first quarter. This was 4 basis points lower than for the 2004 fourth quarter. Annualized net charge-offs were 16 basis points, compared with 32 basis points for the 2004 fourth quarter. Actual net charge-offs for the 2004 full year were 24 basis points.

The following table provides 3- and 12-month comparisons of the changes in net charge-offs.

NET CHARGE-OFFS

--------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED           3/31/05          12/31/04         3/31/04
--------------------------------------------------------------------------------
Net charge-off ratio            4 basis points   8 basis points   7 basis points
--------------------------------------------------------------------------------
Net charge-offs                   $2.4 million     $5.6 million     $4.2 million
--------------------------------------------------------------------------------

We continue to pursue repayment even after we charge off loans. During the 2005 first quarter, we recovered $1.1 million against loans that previously were charged off.

Nonaccruing loans amounted to $39.5 million at the end of the first quarter, which was $16.9 million less than at the end of 2004. This decline reflected the receipt in January 2005 of the remaining payment on a $23 million loan that was transferred to nonaccruing status during the 2004 third quarter.

This payment was the main factor in the decline from December 31, 2004, in total nonperforming assets. Nonperforming assets for the first three months of 2005 included a $5.1 million loan that was renegotiated during the 2004 fourth quarter.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

The following table presents 3- and 12-month comparisons of these and other risk elements of credit risk.

NONPERFORMING ASSETS

---------------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED (IN MILLIONS, EXCEPT PERCENTAGES)   3/31/05   12/31/04   3/31/04
---------------------------------------------------------------------------------------
Nonaccruing loans                                          $  39.5   $  56.4    $  40.6
---------------------------------------------------------------------------------------
Ratio of nonaccruing loans to total loans                     0.58%     0.83%      0.64%
---------------------------------------------------------------------------------------
Other real estate owned (OREO)                             $   0.2   $   0.2    $   1.1
---------------------------------------------------------------------------------------
Ratio of OREO to total loans                                    --        --       0.02%
---------------------------------------------------------------------------------------
Renegotiated loans (nonaccruing)                           $   5.1   $   5.2         --
---------------------------------------------------------------------------------------
Total nonperforming assets                                 $  44.8   $  61.8    $  41.7
---------------------------------------------------------------------------------------
Ratio of nonperforming assets to total loans                  0.65%     0.91%      0.65%
---------------------------------------------------------------------------------------

At March 31, 2005, loans past due 90 days were lower than at December 31, 2004, and March 31, 2004. This reflected loan payments received and the reclassification of $1.7 million to nonaccruing status.

The following table presents 3- and 12-month comparisons of loans past due 90 days or more, and how they were dispersed throughout the loan portfolio on a percentage basis.

LOANS PAST DUE 90 DAYS OR MORE

---------------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED                                     3/31/05   12/31/04   3/31/04
---------------------------------------------------------------------------------------
Loans past due 90 days or more (in millions)               $   3.2   $    5.5   $   6.2
---------------------------------------------------------------------------------------
Percentage in the commercial loan portfolio                     52%        56%       57%
---------------------------------------------------------------------------------------
Percentage in the residential mortgage portfolio                25%        22%       27%
---------------------------------------------------------------------------------------
Percentage in the consumer loan portfolio                       23%        22%       16%
---------------------------------------------------------------------------------------

At March 31, 2005, more than 96% of our loans received a rating of "pass" in our internal risk-rating analysis. The percentage of loans with pass ratings has been higher than 92% since 1998, and higher than 95% since 2000. The following table presents 3- and 12-month comparisons of the internal risk-rating analysis.

INTERNAL RISK-RATING ANALYSIS

--------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED                             3/31/05   12/31/04   3/31/04
--------------------------------------------------------------------------------
Pass                                                 96.91%     96.58%    95.90%
--------------------------------------------------------------------------------
Watchlisted                                           1.95%      1.82%     2.64%
--------------------------------------------------------------------------------
Substandard                                           0.90%      1.35%     1.21%
--------------------------------------------------------------------------------
Doubtful                                              0.24%      0.25%     0.25%
--------------------------------------------------------------------------------

The percentage of loans rated "substandard" declined from year-end 2004 because of the aforementioned loan repayment that reduced nonaccruing loans.

The definitions of the categories we use in the internal risk-rating analysis, which we apply consistently, are as follows:

-    "Pass" identifies loans with no current potential problems.

-    "Watchlisted" identifies potential problem credits;

-    "Substandard" identifies problem credits with some probability of loss; and

-    "Doubtful" identifies problem credits with a higher probability of loss.

Our definitions of problem and potential problem credits are consistent with the classifications used by regulatory agencies.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged, as the following table shows.

LOAN PORTFOLIO COMPOSITION

--------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED                             3/31/05   12/31/04   3/31/04
--------------------------------------------------------------------------------
Commercial/financial/agricultural                       37%        37%       37%
--------------------------------------------------------------------------------
Commercial real estate construction                     12%        11%       11%
--------------------------------------------------------------------------------
Commercial mortgage                                     18%        18%       18%
--------------------------------------------------------------------------------
Residential mortgage                                     6%         6%        7%
--------------------------------------------------------------------------------
Consumer                                                18%        19%       17%
--------------------------------------------------------------------------------
Secured by liquid collateral                             9%         9%       10%
--------------------------------------------------------------------------------

Changes in the provision and reserve for loan losses reflected loan growth, credit quality, and the aforementioned loan repayments and recoveries. The following table compares 9- and 12-month changes in these measures of credit quality.

PROVISION AND RESERVE FOR LOAN LOSSES

---------------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED (IN MILLIONS, EXCEPT PERCENTAGES)   3/31/05   12/31/04   3/31/04
---------------------------------------------------------------------------------------
Provision for loan losses                                  $   3.1   $    4.0   $   5.5
---------------------------------------------------------------------------------------
Reserve for loan losses                                    $  90.4   $   89.7   $  91.2
---------------------------------------------------------------------------------------
Loan loss reserve ratio                                       1.32%      1.33%     1.43%
---------------------------------------------------------------------------------------

The reserve for loan losses reflects our best estimate, based on subjective judgments regarding how collectible loans within the portfolio are, of potential losses. In calculating the reserve, we evaluate micro and macroeconomic factors, historical net loss experience, delinquency trends, and movements within the internal risk rating classifications, among other things. We reassess the adequacy of the reserve on a quarterly basis as part of the regular application of our reserve methodology.

At March 31, 2005, in light of the levels of past due, nonaccruing, and problem loans, we believed that the amounts of our provision and reserve for loan losses were adequate, and that they reflected a reasonable assessment of inherent loan losses. The portion of the reserve that we allocated to new loans was relatively unchanged from prior periods.

We allocate the majority of our reserve for loan losses to specific commercial and retail loans. The portion of the reserve that we do not allocate specifically reflects inherent losses that we have not accounted for otherwise. As of March 31, 2005, the portion of the reserve that was unallocated was somewhat higher, as the following table shows.

UNALLOCATED RESERVE FOR LOAN LOSSES

--------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED                             3/31/05   12/31/04   3/31/04
--------------------------------------------------------------------------------
Amount of unallocated reserve (in millions)        $   6.9   $    6.1   $   6.1
--------------------------------------------------------------------------------
Percentage of reserve unallocated                      7.6%       6.8%      6.7%
--------------------------------------------------------------------------------

At March 31, 2005, we identified approximately $18.9 million of loans that we doubted would be repaid on a timely basis, even though those loans were performing in accordance with their terms or were less than 90 days past due.

The following table compares the changes in the amounts of such loans that we identified.

LOANS WE DOUBT WILL BE REPAID ON A TIMELY BASIS

--------------------------------------------------------------------------------
FOR THE 3 MONTHS ENDED (IN MILLIONS)               3/31/05   12/31/04   3/31/04
--------------------------------------------------------------------------------
Loan amounts                                       $  18.9   $    4.1   $  23.1
--------------------------------------------------------------------------------

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

OFF-BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In our day-to-day operations, we employ various financial instruments that generally accepted accounting principles deem to be off-balance-sheet arrangements. Under regulatory guidelines, these instruments are included in the calculations of risk-based capital ratios. Some of these instruments, such as stand-by and performance letters of credit, unfunded loan commitments, unadvanced lines of credit, and interest rate swaps, do not appear on our balance sheet. Other instruments, such as long-term debt, represent contractual obligations and do appear on our balance sheet.

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing our company to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties. We also use interest rate swaps to manage interest rate risk associated with our issues of long-term subordinated debt.

As of March 31, 2005, we had entered into a total of $1.0 billion of interest rate swaps as follows:

- $332.2 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

- $332.2 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market value of the aforementioned swaps we made on behalf of clients.

- $375.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt.

As of March 31, 2005, our other contractual obligations consisted of:

- Two outstanding loans from the Federal Home Loan Bank of Pittsburgh that total $35.5 million. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $54.6 million. Many of our branch offices in Delaware, and all of our offices outside Delaware, are leased.

- A 77.24% guaranty of a $5.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 6, 2005.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.48 billion.

The following table summarizes the obligations referenced above and the periods over which they extend.

CONTRACTUAL OBLIGATIONS

-------------------------------------------------------------------------------------------
                                          LESS THAN 1                  3 TO 5   MORE THAN 5
PAYMENTS DUE (IN MILLIONS)      TOTAL        YEAR       1 TO 3 YEARS    YEARS      YEARS
-------------------------------------------------------------------------------------------
Certificates of deposit       $ 3,157.7   $   2,823.0   $      278.4   $ 50.1   $       6.2
-------------------------------------------------------------------------------------------
Long-term debt obligations    $   555.2   $      22.8   $      196.2   $ 67.9   $     268.3
-------------------------------------------------------------------------------------------
Operating lease obligations   $    54.6   $       8.7   $       23.2   $ 14.2   $       8.5
-------------------------------------------------------------------------------------------
Guaranty obligations          $     3.9   $       3.9             --       --            --
-------------------------------------------------------------------------------------------
Total                         $ 3,771.4   $   2,858.4   $      497.8   $132.2   $     283.0
-------------------------------------------------------------------------------------------

The long-term debt obligations referenced above represent our two outstanding subordinated debt issues and our Federal Home Loan Bank advances. The first debt issue, for $125 million, was issued in 1998, is due in 2008, and was used to support acquisitions and expansion. The second debt issue, for $250 million, was issued in 2003, is due in 2013, and was used for general liquidity purposes. Both of these debt issues are included in the "Long-term debt" line of our balance sheet.

Our agreements with CRM, RCM, and GTBA permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

about these agreements, please refer to Note 3, "Affiliates and acquisitions," in our 2004 Annual Report to Shareholders.

INFLATION RISK

As a financial institution, our asset and liability structure is substantially different from an industrial company's, since nearly all of our assets and liabilities are monetary in nature. Our primary market risk is interest rate risk. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of goods and services. We are unable, therefore, to determine the effect of inflation on our financial performance.

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Please refer to Note 10, "Accounting pronouncements," on page 15 of this report for a discussion of the impact of recent accounting pronouncements on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies arise in conjunction with revenue recognition, the reserve for loan losses, stock-based compensation expense, and goodwill valuations.

We maintain our accounting records and prepare our financial statements on the accrual basis of accounting. This basis conforms to U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. Using these principles, we make estimates and assumptions about the reserve for loan losses; stock-based employee compensation; revenue recognition for the Corporate Client Services business and the affiliate money managers; goodwill impairments; loan origination fees; and mortgage servicing assets.

The precision of the estimates and assumptions we make depend on a number of underlying variables and a range of possible outcomes. Actual circumstances that differ significantly from our judgments and estimates could have a material impact on our financial results. Our financial results could be affected by, among other things, changes in national or regional economic conditions; changes in market interest rates; significant changes in banking laws or regulations; the impact of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; unanticipated changes in the regulatory, judicial, or legislative tax treatment of business transactions; and uncertainly created by unrest in other parts of the world.

Other than accounting for stock-based compensation, our critical accounting policies do not involve the choice between alternative methods of accounting. We have applied our critical accounting policies and estimation methods consistently in all periods presented, and we have discussed these policies with our Audit Committee.

Our consolidated financial statements include the accounts of Wilmington Trust Corporation and WTC, WTPA, WTFSB, RSMC, WTIM, WTI, WTL, and GTBAH. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain prior year amounts to conform to the current year's presentation. We have adjusted all common stock and per-share amounts to reflect the 100% stock dividend paid on June 17, 2002.

We believe the following critical accounting policies affect our more significant judgments and the estimates we use to prepare the consolidated financial statements.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

Reserve for loan losses: We establish the reserve for loan losses by charging a provision for loan losses against income. We reassess the adequacy of the reserve quarterly, and we charge loans deemed uncollectible against the reserve quarterly. We credit recoveries, if any, to the reserve.

Our policy is to maintain a reserve for loan losses that is our best estimate of known and inherent estimated losses, based on subjective judgments regarding loan collectibility. Staff members who are not responsible for lending evaluate the reserve quarterly. In evaluating the reserve, we consider current micro and macroeconomic factors, historical net loss experience, current delinquency trends, and movement within our internal risk rating classifications, among other matters. We have established the reserve in accordance with GAAP, and we have applied our reserve methodology consistently for all periods presented.

For commercial loans, we maintain reserve allocations at various levels. We typically establish impairment reserve allocations for nonperforming commercial loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." These impairment reserves are based on the present value of anticipated cash flows discounted at the loan's effective interest rate at the date the loan is determined to be impaired or, for collateral-dependent loans, the fair value of the collateral. For collateral-dependent loans, we obtain appraisals for all significant properties. Specific reserve allocations represent subjective estimates of probable losses and consider estimated collateral shortfalls.

For all commercial loans and letters of credit that are not subject to specific impairment allocations, we assign a general reserve based on an eight-point risk-rating classification system that we maintain internally. The definitions and reserve allocation percentages for all adverse classifications are consistent with current regulatory guidelines.

For retail loans, we use historical trend data to determine reserve allocations. We establish specific allocations for problem credits we have identified, which typically represent loans that are nearing our policy guidelines for charge-off recognition. We establish general allocations for the remainder of the retail portfolio by applying a ratio to the outstanding balances that considers the net loss experience recognized over a historical period for the respective loan product. We adjust the allocations as necessary.

A portion of the reserve is not allocated specifically to commercial or retail loans. This portion represents potential or inherent losses that may be caused by certain business conditions for which we have not accounted otherwise. These conditions include current economic and market conditions, the complexity of the loan portfolio, payment performance, migration within the internal risk rating classification, the amount of loans we seriously doubt will be repaid, the impact of litigation, and bankruptcy trends.

Various regulatory agencies, as an integral part of their examination processes, periodically review the reserve of our banking affiliates. These agencies base their judgments on information that is available to them when they conduct their examinations, and they may require us to make adjustments to the reserve.

Determining the reserve is inherently subjective. Estimates we make, including estimates of the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions we used to determine the reserve, future adjustments to the reserve may be necessary, which could have a material effect on our financial performance.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

Stock-based employee compensation: We account for our stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of APB Opinion No. 25, rather than the "fair value" approach prescribed in SFAS No. 123, "Accounting for Stock-based Compensation." The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since our stock-based employee compensation option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded when the grant is awarded.

Each year since the inception of SFAS No. 123, we have disclosed, in the notes to the financial statements contained herein and in our Annual Report to Shareholders, what the earnings impact would have been had we elected the "fair value" approach under SFAS No. 123. If we had accounted for stock-based compensation under SFAS No. 123 (revised), our net income would have been as shown in Note 1, "Stock-based compensation plans," on page 7 of this report.

In December 2004, the FASB issued SFAS No. 123 (revised), which will disallow use of the "intrinsic value" approach, and require us to recognize in our income statement the expenses associated with the value of all stock options granted but not yet fully vested. Based on an April 14, 2005, ruling by the SEC, this pronouncement will be effective for us beginning in the first quarter of 2006, and it will cause us to record additional expense in our income statement. We expect the annual cost of SFAS No. 123 (revised) to approximate the pro forma amounts shown in Note 1, "Stock-based compensation plans," on page 7 of this report.

Goodwill and other intangible assets: Before 2002, goodwill was subject to periodic amortization in accordance with the provisions of APB No. 17, "Intangible Assets." This treatment provided for a gradual reduction in the book value of assets over their useful lives, which for us was generally 10 to 15 years. This treatment allowed changes to amortization if later events and circumstances warranted a revised estimate of the useful lives of the assets. Additionally, under APB No. 17, estimations of value and future benefits may require that the unamortized cost should be reduced, which would result in a reduction in net income.

In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to amortize goodwill, and substituted impairment testing in its place. The purpose of impairment testing is to ensure that an amount we record for goodwill does not exceed the asset's actual fair value. We test for impairment annually, using a methodology that is consistent with how the value of the associated asset was assigned originally. If this testing indicates that the fair value of the asset is less than its book value, we are required to record an impairment expense. Impairment testing may cause more volatility in reported income than amortization of goodwill, because impairment losses are likely to occur irregularly and in varying amounts.

All of the goodwill on our books is related to acquisitions we have made and firms in which we have invested, such as affiliate money managers CRM and RCM. A substantial loss of either client accounts and/or assets under management at either of these firms would trigger impairment testing using a discounted cash flow approach. A decline in the fair value of our investment in either of these firms could cause us to record an impairment expense.

We amortize other intangible assets on the straight-line or sum-of-the-years'-digits basis over the estimated useful life of the asset. We currently amortize mortgage servicing rights over an estimated useful life of approximately eight years, and client lists over an estimated useful life of 15 to 20 years.

Other accounting policies: For more information about our critical accounting policies, please refer to Note 1, "Summary of significant accounting policies," which begins on page 60 of our 2004 Annual Report to Shareholders, and Note 10, "Accounting pronouncements," on page 15 of this report.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

CAUTIONARY STATEMENT

This report contains estimates, predictions, opinions, or other statements that might be construed as "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assessments of potential developments.

Such statements include references to our financial goals; dividend policy; financial and business trends; new business results and outlook; business prospects and positioning with respect to market and pricing trends; strategic initiatives; credit quality and the adequacy of the reserve for loans losses; the effects of changes in market interest rates; the effects of changes in securities valuations; the impact of accounting pronouncements; and other internal and external factors that could affect our financial performance.

Our ability to achieve the results reflected in such statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates; significant changes in banking laws or regulations; increased competition in our businesses; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions; and economic uncertainty created by unrest in other parts of the world.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY AND MARKET RISK

Our primary market risks are interest rate risk, which pertains to our banking business, and financial market risk, which pertains to our advisory businesses. This section discusses interest rate risk, which is the risk to our earnings that arises from fluctuations, or volatility, in market interest rates.

Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur, affect our net interest income and our net interest margin, which are important determinants of our earnings and ability to produce consistent financial results. Changes in market interest rates can trigger repricings, prepayments, and changes in the pace of payments, which individually or in combination may affect our net interest income, positively or negatively.

Most of the yields on our earning assets, including floating-rate loans and investments, are related to market interest rates. So is our cost of funds, which includes the rates we pay on interest-bearing deposits. Interest rate sensitivity occurs when the interest income (yields) we earn on assets changes at a pace that differs from the interest expense (rates) we pay on liabilities.

To assess interest rate risk, we consider a number of balance sheet risks and market variables, which include:

-     The mix of assets, liabilities, and off-balance-sheet instruments;

-     Their respective repricing and maturity characteristics;

-     The level of market interest rates; and

-     Other external factors.

Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loans and deposits, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. The simulations, which we conduct quarterly, compare multiple hypothetical interest rate scenarios to a stable interest rate environment. As a rule, our model employs scenarios in which rates gradually move up or down 250 basis points over a period of 10 months.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

The following table presents how the simulation model projected the impact of gradual and sustained interest rate changes on net interest income over 12-month periods beginning March 31, 2005, and December 31, 2004.

INTEREST RATE RISK SIMULATION

--------------------------------------------------------------------------------
IMPACT OF INTEREST RATE CHANGES           FOR THE 12 MONTHS    FOR THE 12 MONTHS
ON NET INTEREST INCOME                    BEGINNING 3/31/05   BEGINNING 12/31/04
--------------------------------------------------------------------------------
Gradual increase of 250 basis points           2.00%                3.99%
--------------------------------------------------------------------------------
Gradual decrease of 250 basis points          (6.36)%               (8.11)%*
--------------------------------------------------------------------------------

* Because the targeted federal funds rate at December 31, 2004, was 2.25%, a scenario that simulated a 250-basis-point decrease would have been unreasonable, since that would have created negative interest rates within the model. Accordingly, the declining-rate scenario for the 12 months beginning December 31, 2004, modeled a gradual downward movement until the federal funds rate equaled zero. The rising rate scenario had no corresponding limit, as rates can increase without limit. As of March 31, 2005, the targeted federal funds rate was 2.75%, allowing for a full 250-basis-point decrease.

The table above shows that if, as of March 31, 2005, the targeted federal funds rate were to increase gradually by a total of 250 basis points over a one-year period, the model projects that net interest income would increase by 2.00% over that same period. Similarly, if the targeted federal funds rate were to decrease gradually over that same span of time, by a total of 250 basis points, the model projects that net interest income would decline by 6.36% for that period.

Assumptions about retail deposits rates, residential mortgage prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our rate and prepayment assumptions differ for assets and liabilities in rising as well as declining rate environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely what the actual impact of interest rate changes might be on our net interest income.

One of the things we do to manage interest rate risk is to reduce our exposure to fixed-rate residential mortgage loans. We continue to originate new residential mortgages, but we sell most fixed-rate production into the secondary market, which is one reason why our residential mortgage loan balances continue to decline. In a dynamic interest rate environment, selling fixed-rate residential mortgages eliminates the risk associated with instruments that typically have a 15- to 30-year maturity, and it helps us obtain the best yield opposite the corresponding risk.

Between 2001 and the end of June 2004, managing interest rate risk was particularly challenging. During this time, the Federal Open Market Committee
(FOMC) instituted a series of downward moves in interest rates that ultimately brought rates to their lowest levels since 1958. At the end of June 2004, the FOMC instituted its first rate increase since May 2000. Since June 2004, the FOMC has continued to move rates upward, as the following table shows.

FOMC ACTIONS SINCE JANUARY 1, 2004

--------------------------------------------------------------------------------
QUARTER     FOMC ACTIONS                       FEDERAL FUNDS RATE AT PERIOD END
--------------------------------------------------------------------------------
2004 Q1     No change                                             1.00%
--------------------------------------------------------------------------------
2004 Q2     1 upward move of 25 bps                               1.25%
--------------------------------------------------------------------------------
2004 Q3     2 upward moves totaling 50 bps                        1.75%
--------------------------------------------------------------------------------
2004 Q4     2 upward moves totaling 50 bps                        2.25%
--------------------------------------------------------------------------------
2005 Q1     2 upward moves totaling 50 bps                        2.75%
--------------------------------------------------------------------------------

Between the beginning of 2001 and the end of June 2004, the magnitude of the FOMC's rate decreases, and the rapid pace at which they occurred, caused the yields on our earning assets to decline by amounts that were far larger than the corresponding decreases in our cost of funds. In the second half of 2004, as interest rates began to rise, this

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

situation reversed, and the increases in our yield on earning assets began to outpace the increases in our cost of funds.

During the first three months of 2005, we continued to benefit from the rising interest rate environment. As the table above shows, rates at the end of the 2005 first quarter were 175 basis points higher than they were at the end of the year-ago first quarter, and 50 basis points higher than at the end of the 2004 fourth quarter.

As a result, our average yield on earning assets for the first quarter of 2005 was 82 basis points higher than for the year-ago first quarter, opposite an increase of 71 basis points in the cost of funds. Compared with the 2004 fourth quarter, the average yield on earning assets was 31 basis points higher, while the cost of funds was 26 basis points higher. With increases on earning asset yields continuing to outpace increases in the cost of funds, we remained asset sensitive.

The following table presents a comparison of key yields and rates. For a more detailed analysis of our yields and rates, please refer to the "Analysis of earnings" that begins on page 23 of this report.

YIELDS AND RATES

--------------------------------------------------------------------------------
AVERAGE YIELDS AND RATES FOR THE 3 MONTHS ENDED    3/31/05    12/31/04   3/31/04
--------------------------------------------------------------------------------
On loan balances                                      5.60%      5.21%   4.61%
--------------------------------------------------------------------------------
On total earning assets                               5.28%      4.97%   4.46%
--------------------------------------------------------------------------------
On core interest-bearing deposits                     1.16%      1.05%   0.77%
--------------------------------------------------------------------------------
On total cost of funds                                1.64%      1.38%   0.93%
--------------------------------------------------------------------------------

The following table presents a comparison of the percentages of fixed- and floating-rate loans in our portfolio, and of our prime lending rate, which serves as a point of reference for a substantial number of the floating-rate loans in our commercial loan portfolio.

SELECTED LOAN YIELD INDICATORS

----------------------------------------------------------------------------------------
                                                   AT 3/31/05   AT 12/31/04   AT 3/31/04
----------------------------------------------------------------------------------------
Wilmington Trust prime lending rate (period end)         5.75%         5.25%        4.00%
----------------------------------------------------------------------------------------
Percentage of floating-rate loans                        77.7%         77.0%        75.9%
----------------------------------------------------------------------------------------
Percentage of fixed-rate loans                           22.3%         23.0%        24.1%
----------------------------------------------------------------------------------------

Changes in the yields on our floating-rate loans may not correlate directly with market interest rate changes, because:

- Most of our floating-rate loans reprice within 30 to 45 days of a rate change;

- Not all of our floating-rate loans are pegged to the targeted federal funds rate; and

-     We factor competitive considerations into our pricing decisions.

The preceding paragraphs contain forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. We review our exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust its sensitivity. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities; changing the number and maturity of funding sources; securitizing assets; and utilizing such derivative contracts as interest rate swaps and interest rate floors.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

FINANCIAL MARKET RISK

Financial market risk is the risk that arises from fluctuations, or volatility, in the equity markets, the fixed income markets, or both. Changes in the market values of financial assets, the stability of particular securities markets, and the level of volatility in financial markets could affect our noninterest income and our overall results.

The majority of Wealth Advisory income, and a portion of Corporate Client Services income, is derived from fees that we base on the financial market valuations of assets we manage or hold in custody on behalf of clients. All of the income from our affiliate money managers is based on financial market valuations.

As the following table shows, 50% - or $38.7 million - of total noninterest income for the 2005 first quarter was associated directly with financial market valuations.

NONINTEREST INCOME TIED TO FINANCIAL MARKET VALUATIONS

--------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME                     2005 Q1   2004 Q4   2004 Q1
--------------------------------------------------------------------------------
Wealth Advisory trust and investment advisory fees        38%       39%       37%
--------------------------------------------------------------------------------
Corporate Client retirement services fees                  4%        4%        4%
--------------------------------------------------------------------------------
Corporate Client cash management fees                      2%        2%        2%
--------------------------------------------------------------------------------
Affiliate money manager income                             6%        6%        3%
--------------------------------------------------------------------------------
Total noninterest income tied to market values            50%       51%       46%
--------------------------------------------------------------------------------

OPERATIONAL RISK AND FIDUCIARY RISK

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. To mitigate this risk, we employ a system of internal controls that is designed to keep operating risk at levels we believe are acceptable, in view of the risks inherent in the markets and businesses in which we engage. Our internal controls include policies and procedures for authorizing, approving, documenting, and monitoring transactions.

Fiduciary risk is the risk of loss that may occur if we were to breach a fiduciary duty to a client. To limit this risk, we employ policies and procedures to reduce the risk of failing to discharge our obligations to clients faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures pertain to creating, selling, and managing investment products; trading securities; and selecting counterparties.

All of our staff members share responsibility for adhering to our policies, procedures, and external regulations. Our internal auditors monitor the overall effectiveness of our system of internal controls on an ongoing basis.

Section 404 of the Sarbanes-Oxley Act requires us to assess the design and effectiveness of our internal controls over financial reporting. We evaluate the documentation of our control processes and test our primary controls continually, remediating them as needed. In addition, each quarter, designated managers in each business unit certify to the chairman and chief executive officer, as well as to the chief financial officer, as to the effectiveness of the internal controls within their respective areas of responsibility.

As of December 31, 2004, neither we nor our independent registered public accounting firm, KPMG LLP, identified any material weaknesses in our internal controls over financial reporting. KPMG attested to this in a letter dated March 7, 2005, which appears on page 88 of our 2004 Annual Report to Shareholders.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

REGULATORY RISK

Regulatory risk is the risk of sanctions that various state and federal authorities may impose on us if we fail to comply adequately with regulatory requirements, including those specified by the Bank Secrecy Act, the USA Patriot Act, and the Sarbanes-Oxley Act, and other applicable legal and regulatory requirements. To limit this risk, we employ policies and procedures to reduce the risk of failing to comply with these requirements.

LEGAL RISK

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe that the ultimate resolution of any of them will have a materially adverse effect on our consolidated financial condition. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our purchases of our equity securities during the first quarter.

--------------------------------------------------------------------------------------------
                                                                          (d) Maximum Number
                                                                           (or Approximate
                                                     (c) Total Number      Dollar Value) of
                       (a) Total         (b)            of Shares (or      Shares (or Units)
                       Number of       Average        Units) Purchased      that May Yet Be
                      Shares (or      Price Paid    as Part of Publicly    Purchased Under
                         Units)     per Share (or      Announced Plans       the Plans or
      Period           Purchased        Unit)           or Programs           Programs
--------------------------------------------------------------------------------------------
Month #1
January 1, 2005 -
January 31, 2005           22,674          $34.71                22,674            7,342,733
--------------------------------------------------------------------------------------------
Month #2
February, 1, 2005 -
February 28, 2005           9,355          $35.49                 9,355            7,333,378
--------------------------------------------------------------------------------------------
Month #3
March 1, 2005  -
March 31, 2005                783          $33.79                   783            7,332,595
--------------------------------------------------------------------------------------------
Total                      32,812          $34.91                32,812            7,332,595
--------------------------------------------------------------------------------------------

In April 2002, the Corporation announced a plan to repurchase 8 million shares of its stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

ITEM 6.  EXHIBITS.

Exhibit
Number      Exhibit
------      -------
3.1         Amended and Restated Certificate of Incorporation of the Corporation
            (Commission File Number 1-14659)(1)

3.2         Amended Certificate of Designation of Series A Junior Participating
            Preferred Stock of the Corporation (2)

3.3         Amended and Restated Bylaws of the Corporation (Commission File
            Number 1-14659) (3)

31          Rule 13a-14(a)/15d-14(a) Certifications (2)

32          Section 1350 Certification (2)

----------
(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2)   Filed herewith.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

                          Wilmington Trust Corporation
             Form 10-Q for the quarterly period ended March 31, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION

Date: May 10, 2005                      /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Name:  Ted T. Cecala
                                        Title: Chairman of the Board and Chief
                                               Executive Officer
                                               (Authorized Officer)

Date: May 10, 2005                       /s/ David R. Gibson
                                        ----------------------------------------
                                        Name:  David R. Gibson
                                        Title: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)