Form 10-Q
period 2005-06-30
WILMINGTON TRUST CORP
filed 2005-08-09
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _____________________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of June 30, 2005
------------------------------          -------------------------------
COMMON STOCK - PAR VALUE $1.00                   67,730,736

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
                          SECOND QUARTER 2005 FORM 10-Q
                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements (unaudited)

               Consolidated Statements of Condition                                   1
               Consolidated Statements of Income                                      3
               Consolidated Statements of Cash Flows                                  5
               Notes to Consolidated Financial Statements                             7

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             19

Item 3         Quantitative and Qualitative Disclosures About Market Risk            50

Item 4         Controls and Procedures                                               55

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                                     56

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds           56

Item 3         Defaults upon Senior Securities                                       56

Item 4         Submission of Matters to a Vote of Security Holders                   57

Item 5         Other Information                                                     57

Item 6         Exhibits                                                              57

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                 ------------------------
                                                                 June 30,    December 31,
(in millions, except share amounts)                                  2005            2004
-----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $  242.1      $  248.6
                                                                 ----------------------
Federal funds sold and securities purchased
       under agreements to resell                                    11.7          63.3
                                                                 ----------------------
Investment securities available for sale:
       U.S. Treasury and government agencies                        503.3         441.3
       Obligations of state and political subdivisions                9.3           9.8
       Other securities                                           1,363.5       1,359.1
---------------------------------------------------------------------------------------
             Total investment securities available for sale       1,876.1       1,810.2
                                                                 ----------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions                2.5           2.6
               (market values of $2.6 and $2.8 respectively)
       Other securities (market value of $0.5)                        0.5           0.5
---------------------------------------------------------------------------------------
             Total investment securities held to maturity             3.0           3.1
                                                                 ----------------------
Loans:
       Commercial, financial, and agricultural                    2,508.4       2,505.2
       Real estate - construction                                   900.9         735.4
       Mortgage - commercial                                      1,256.4       1,246.8
---------------------------------------------------------------------------------------
             Total commercial loans                               4,665.7       4,487.4
                                                                 ----------------------
       Mortgage - residential                                       444.5         431.3
       Consumer                                                   1,332.4       1,239.6
       Secured with liquid collateral                               610.5         604.7
---------------------------------------------------------------------------------------
             Total retail loans                                   2,387.4       2,275.6
                                                                 ----------------------
             Total loans net of unearned income                   7,053.1       6,763.0
       Reserve for loan losses                                      (92.4)        (89.7)
---------------------------------------------------------------------------------------
             Net loans                                            6,960.7       6,673.3
                                                                 ----------------------
Premises and equipment, net                                         148.4         150.3
Goodwill, net of accumulated amortization
       of  $29.8 in 2005 and 2004                                   343.6         337.0
Other intangible assets, net of accumulated amortization
       of  $17.6 in 2005 and $15.0 in 2004                           41.4          43.8
Accrued interest receivable                                          41.9          38.3
Other assets                                                        122.0         142.3
---------------------------------------------------------------------------------------
             Total assets                                        $9,790.9      $9,510.2
                                                                 ======================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                                                ---------------------------
                                                                June 30,       December 31,
(in millions, except share amounts)                                 2005               2004
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand                               $  999.5         $1,118.8
       Interest-bearing:
             Savings                                               347.7            355.5
             Interest-bearing demand                             2,241.7          2,442.5
             Certificates under $100,000                           804.7            765.4
             Local CDs $100,000 and over                           367.4            305.4
-----------------------------------------------------------------------------------------
                  Total core deposits                            4,761.0          4,987.6
             National CDs $100,000 and over                      2,310.7          1,884.3
-----------------------------------------------------------------------------------------
                  Total deposits                                 7,071.7          6,871.9
                                                                -------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                      1,163.5          1,120.2
       U.S. Treasury demand                                         25.4             37.1
-----------------------------------------------------------------------------------------
             Total short-term borrowings                         1,188.9          1,157.3
                                                                -------------------------
Accrued interest payable                                            30.8             25.6
Other liabilities                                                  138.1            141.4
Long-term debt                                                     412.2            408.6
-----------------------------------------------------------------------------------------
             Total liabilities                                   8,841.7          8,604.8
                                                                -------------------------
Minority interest                                                    0.2              0.1
                                                                -------------------------

Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                  78.5             78.5
       Capital surplus                                             100.5             95.2
       Retained earnings                                         1,056.2          1,015.3
       Accumulated other comprehensive loss                        (28.3)           (22.7)
-----------------------------------------------------------------------------------------
             Total contributed capital and retained earnings     1,206.9          1,166.3
       Less:  Treasury stock, at cost, 10,797,610 and
                   11,122,924 shares, respectively                (257.9)          (261.0)
-----------------------------------------------------------------------------------------
             Total stockholders' equity                            949.0            905.3
                                                                -------------------------
             Total liabilities and stockholders' equity         $9,790.9         $9,510.2
                                                                =========================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                       -------------------------------------------------------
                                                       For the three months ended     For the six months ended
                                                                         June 30,                     June 30,
                                                       -------------------------------------------------------
(in millions; except per share data)                         2005            2004          2005           2004
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                               $  103.3      $  74.0         $  197.5       $  146.8
Interest and dividends on investment securities:
     Taxable interest                                        17.4         15.6             34.3           31.6
     Tax-exempt interest                                      0.1          0.1              0.4            0.4
     Dividends                                                1.6          1.9              3.0            3.7
Interest on federal funds sold and securities
     purchased under agreements to resell                     0.2            -              0.3            0.1
--------------------------------------------------------------------------------------------------------------
     Total interest income                                  122.6         91.6            235.5          182.6
                                                         -----------------------------------------------------
Interest on deposits                                         29.9         12.3             52.9           25.5
Interest on short-term borrowings                             7.7          3.8             15.5            7.0
Interest on long-term debt                                    4.9          3.3              9.4            6.1
--------------------------------------------------------------------------------------------------------------
     Total interest expense                                  42.5         19.4             77.8           38.6
                                                         -----------------------------------------------------
Net interest income                                          80.1         72.2            157.7          144.0
Provision for loan losses                                    (3.8)        (3.2)            (6.9)          (8.8)
--------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                    76.3         69.0            150.8          135.2
                                                         -----------------------------------------------------

NONINTEREST INCOME
Advisory fees:
     Wealth Advisory Services:
          Trust and investment advisory fees                 30.0         26.9             59.7           53.7
          Mutual fund fees                                    4.6          4.9              9.4           10.1
          Planning and other services                         7.8          5.6             16.9           13.2
--------------------------------------------------------------------------------------------------------------
               Total Wealth Advisory Services                42.4         37.4             86.0           77.0
                                                         -----------------------------------------------------
     Corporate Client Services:
          Capital markets services                            8.3          8.3             15.9           16.2
          Entity management services                          5.9          5.4             11.8           10.9
          Retirement services                                 3.2          3.2              6.4            5.9
          Cash management services                            1.3          1.5              2.6            3.3
--------------------------------------------------------------------------------------------------------------
               Total Corporate Client Services               18.7         18.4             36.7           36.3
                                                         -----------------------------------------------------
     Cramer Rosenthal McGlynn                                 4.0          2.5              8.3            4.6
     Roxbury Capital Management                               0.2          0.2              0.5            0.4
--------------------------------------------------------------------------------------------------------------
          Advisory fees                                      65.3         58.5            131.5          118.3
     Amortization of affiliate other intangibles             (1.0)        (0.5)            (2.1)          (0.8)
--------------------------------------------------------------------------------------------------------------
          Advisory fees after amortization
               of affiliate other intangibles                64.3         58.0            129.4          117.5
                                                         -----------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                                 ------------------------------------------------------
                                                 For the three months ended    For the six months ended
                                                                   June 30,                    June 30,
                                                 ------------------------------------------------------
(in millions; except per share data)                   2005            2004          2005          2004
-------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                     6.7            8.1           13.5          16.3
Loan fees and late charges                              1.8            1.2            3.3           2.9
Card fees                                               2.2            2.3            4.0           4.4
Other noninterest income                                1.4            0.6            2.9           1.8
Securities gains                                          -              -            0.8             -
-------------------------------------------------------------------------------------------------------
     Total noninterest income                          76.4           70.2          153.9         142.9
                                                  -----------------------------------------------------
     Net interest and noninterest income              152.7          139.2          304.7         278.1
                                                  -----------------------------------------------------

NONINTEREST EXPENSE
Salaries and wages                                     35.0           32.4           67.9          64.8
Incentives and bonuses                                  8.0            6.4           16.8          14.7
Employment benefits                                    11.7           10.0           24.2          20.9
Net occupancy                                           5.1            5.0           10.8          10.3
Furniture, equipment, and supplies                      9.0            7.8           17.5          15.4
Advertising and contributions                           2.1            2.8            4.2           4.4
Servicing and consulting fees                           2.3            2.6            5.0           5.1
Subadvisor expense                                      1.7            2.4            4.2           4.5
Travel, entertainment, and training                     1.9            2.3            3.6           4.0
Originating and processing fees                         2.7            2.0            4.9           4.1
Legal and auditing fees                                 2.2            1.3            3.7           2.6
Other noninterest expense                               7.9            7.4           16.2          14.8
-------------------------------------------------------------------------------------------------------
     Total noninterest expense                         89.6           82.4          179.0         165.6
                                                  -----------------------------------------------------

NET INCOME
     Income before income taxes and minority
         interest                                      63.1           56.8          125.7         112.5
Income tax expense                                     22.6           19.9           45.1          39.6
-------------------------------------------------------------------------------------------------------
     Net income before minority interest               40.5           36.9           80.6          72.9
Minority interest                                       0.1            0.4            0.1           0.8
-------------------------------------------------------------------------------------------------------
     Net income                                   $    40.4     $     36.5     $     80.5     $    72.1
                                                  =====================================================

Net income per share:
     Basic                                        $    0.60     $     0.55     $     1.19     $    1.09
                                                  =====================================================
     Diluted                                      $    0.59     $     0.54     $     1.18     $    1.07
                                                  =====================================================

Weighted average shares outstanding:
     Basic                                           67,618         66,309         67,549        66,234
     Diluted                                         68,387         67,454         68,309        67,474

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Wilmington Trust Corporation and Subsidiaries

                                                                               ------------------------
                                                                               For the six months ended
                                                                                               June 30,
                                                                               ------------------------
(in millions)                                                                       2005           2004
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                  $  80.5     $  72.1
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                           6.9         8.8
                 Provision for depreciation and other amortization                   9.6         9.4
                 Amortization of other intangible assets                             2.6         1.5
                 Minority interest in net income                                     0.1         0.8
                 Amortization of investment securities available for sale
                        discounts and premiums                                       2.0         6.9
                 Deferred income taxes                                              (0.1)       (0.7)
                 Originations of residential mortgages available for sale          (43.2)      (40.1)
                 Gross proceeds from sales of residential mortgages                 44.0        40.9
                 Gains on sales of residential mortgages                            (0.8)       (0.8)
                 Securities gains                                                   (0.8)          -
                 Income tax benefit realized on employee exercise of stock
                        options                                                      0.5         1.0
                 Decrease in other assets                                           13.1        11.3
                 Increase/(decrease) in other liabilities                            4.9        (5.8)
----------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                   119.3       105.3
                                                                                 -------------------

INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                32.1         6.7
     Proceeds from maturities of investment securities available for sale          321.1       657.3
     Proceeds from maturities of investment securities held to maturity              0.2         0.7
     Purchases of investment securities available for sale                        (428.4)     (649.3)
     Purchases of investment securities held to maturity                            (0.1)          -
     Investments in affiliates                                                         -       (16.3)
     Purchases of residential mortgages                                             (7.6)       (5.2)
     Net increase in loans                                                        (286.7)     (258.9)
     Purchases of premises and equipment                                            (8.4)      (26.2)
     Dispositions of premises and equipment                                          0.9        16.8
----------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                    (376.9)     (274.4)
                                                                                 -------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                                                          ------------------------
                                                                          For the six months ended
                                                                                          June 30,
                                                                          ------------------------
(in millions)                                                                  2005           2004
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net (decrease)/increase in demand, savings, and interest-bearing
            demand deposits                                                  (327.9)      118.5
     Net increase/(decrease) in certificates of deposit                       527.7      (273.4)
     Net increase in federal funds purchased and securities sold
            under agreements to repurchase                                     43.3       614.4
     Net (decrease)/increase in U.S. Treasury demand                          (11.7)       15.8
     Net decrease in line of credit                                               -        (8.0)
     Cash dividends                                                           (39.6)      (36.7)
     Distributions to minority shareholders                                       -        (0.8)
     Proceeds from common stock issued under employment benefit
            plans, net of income taxes                                          9.3        10.6
     Payments for common stock acquired through buybacks                       (1.4)      (15.2)
-----------------------------------------------------------------------------------------------
                        Net cash provided by financing activities             199.7       425.2
                                                                            -------------------
     Effect of foreign currency translation on cash                            (0.2)          -
                                                                            -------------------
     (Decrease)/increase in cash and cash equivalents                         (58.1)      256.1
     Cash and cash equivalents at beginning of period                         311.9       214.0
-----------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period         $ 253.8     $ 470.1
                                                                            ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                        $  72.6     $  41.4
            Taxes                                                              44.8        47.0
     In conjunction with the acquisition of Balentine & Company, LLC,
            Cramer Rosenthal McGlynn, LLC, Roxbury Capital
            Management, LLC, and Camden Partners Holdings, LLC,
            liabilities were assumed as follows:
            Book value of assets acquired                                         -     $  18.0
            Goodwill and other intangible assets acquired                       7.3        13.2
                                                                            -------------------
            Fair value of assets acquired                                       7.3        31.2
            Common stock issued                                                   -       (12.9)
            Cash paid                                                             -       (18.3)
-----------------------------------------------------------------------------------------------
     Liabilities assumed                                                    $   7.3     $     -
                                                                            ===================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - STOCK-BASED COMPENSATION PLANS

At June 30, 2005, we had three types of stock-based compensation plans, which are described in Note 18, "Stock-based compensation, which begins on page 80 of our 2004 Annual Report to Shareholders.

In accounting for these plans, we apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations. If we had used the methods outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," we would have used the fair value of stock-based compensation at the date awards were granted under these plans as the basis for determining the compensation cost of these plans. Had we followed SFAS No. 123, our net income would have been as follows:

                                                  --------------------------------------------------------
                                                  For the three months ended      For the six months ended
                                                                    June 30,                      June 30,
                                                  --------------------------------------------------------
(in millions, except per share amounts)                 2005            2004           2005           2004
-----------------------------------------------------------------------------------------------------------
Net income:
As reported                                          $  40.4       $  36.5          $  80.5     $  72.1
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                         (1.9)         (1.9)            (2.8)       (2.6)
-------------------------------------------------------------------------------------------------------
Pro forma net income                                 $  38.5       $  34.6          $  77.7     $  69.5

Basic earnings per share:
As reported                                          $  0.60       $  0.55          $  1.19     $  1.09
Pro forma                                               0.57          0.52             1.15        1.05

Diluted earnings per share:
As reported                                          $  0.59       $  0.54          $  1.18     $  1.07
Pro forma                                               0.56          0.51             1.14        1.03

In addition, we made grants of restricted stock to certain employees. We amortize the value of these awards into compensation expense over the applicable vesting period and we record forfeitures as they are incurred. During the restriction period, award recipients have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership. Expenses in connection with restricted stock awards were as follows:

                                                  --------------------------------------------------------
                                                  For the three months ended      For the six months ended
                                                                    June 30,                      June 30,
                                                  --------------------------------------------------------
                                                        2005            2004           2005           2004
----------------------------------------------------------------------------------------------------------
Restricted stock award expense (in millions)         $   0.1       $  0.0            $  0.2      $  0.1

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

NOTE 2 - ACCOUNTING AND REPORTING POLICIES

We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the United States, and with practices generally accepted within the banking industry. The information for interim periods is unaudited, and includes all adjustments of a normal recurring nature which we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation.

The accompanying consolidated financial statements include, after elimination of material intercompany balances and transactions, the accounts of Wilmington Trust Corporation (Corporation); Wilmington Trust Company (WTC); Wilmington Trust of Pennsylvania; Wilmington Trust FSB; WT Investments, Inc. (WTI); Rodney Square Management Corporation; Wilmington Trust (UK) Limited; Wilmington Trust Investment Management, LLC; GTBA Holdings, Inc.; and WTC's subsidiaries.

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. The consolidated financial statements presented in this report should be read in conjunction with the "Notes to Consolidated Financial Statements" in our 2004 Annual Report to Shareholders.

NOTE 3 - COMPREHENSIVE INCOME

The following table depicts other comprehensive income as required by SFAS No. 130:

                                                          ------------------------------------------------------
                                                          For the three months ended    For the six months ended
                                                                            June 30,                    June 30,
                                                          ------------------------------------------------------
(in millions)                                                  2005             2004          2005          2004
----------------------------------------------------------------------------------------------------------------
Net income                                                  $  40.4       $   36.5         $  80.5     $  72.1
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities            11.9          (24.8)           (4.7)      (17.2)
Reclassification adjustment for securities gains
     included in net income                                       -              -            (0.5)          -
Net unrealized holding gains arising during the
     period on derivatives used for cash flow hedge            (0.1)             -               -           -
Reclassification adjustment for derivative gains
     included in net income                                       -           (0.1)           (0.1)       (0.1)
Foreign currency translation adjustments                       (0.2)             -            (0.3)       (0.1)
                                                            --------------------------------------------------
Total comprehensive income                                  $  52.0       $   11.6         $  74.9     $  54.7
                                                            ==================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

                                                      ------------------------------------------------------
                                                      For the three months ended    For the six months ended
                                                                June 30,                      June 30,
                                                      ------------------------------------------------------
(in millions; except per share data)                      2005         2004             2005         2004
------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                          $  40.4      $  36.5          $  80.5     $  72.1
----------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per
          share - weighted-average shares                   67.6         66.3             67.5        66.2
----------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
          Employee stock options                             0.8          1.2              0.8         1.3
----------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per
          share - adjusted weighted-average
          shares and assumed conversions                    68.4         67.5             68.3        67.5
----------------------------------------------------------------------------------------------------------
Basic earnings per share                                 $  0.60      $  0.55          $  1.19     $  1.09
==========================================================================================================
Diluted earnings per share                               $  0.59      $  0.54          $  1.18     $  1.07
==========================================================================================================
Cash dividends per share                                 $  0.30      $ 0.285          $ 0.585     $ 0.555

The number of anti-dilutive stock options excluded was 1.0 and 1.1 million for the three- and six-month periods ended June 30, 2005. The number of anti-dilutive stock options excluded was 1.0 million for the three- and six-month periods ended June 30, 2004.

NOTE 5 - SEGMENT REPORTING

For the purposes of segment reporting, we discuss our business in four segments. There is a segment for each of our three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services. The fourth segment combines the results from our affiliate money managers, Cramer Rosenthal McGlynn
(CRM) and Roxbury Capital Management (RCM).

The Regional Banking segment includes lending, deposit taking, and branch banking in our primary banking markets of Delaware, southeastern Pennsylvania, and Maryland. It also includes institutional deposit taking on a national basis. Lending activities include commercial loans, commercial and residential mortgages, and construction and consumer loans. Deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

The Wealth Advisory Services (WAS) segment includes financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, insurance services, business management services, and family office services. We provide WAS services to clients throughout the United States and around the world.

The Corporate Client Services (CCS) segment includes a variety of trust, custody, and administrative services that support capital markets transactions, entity management, and retirement plan assets. We provide CCS services to clients around the world.

The Affiliate Money Managers segment represents the combined contributions from CRM and RCM. These contributions are based on our partial ownership interest in each firm. Services provided by these two affiliates include fixed-income and equity investing services and investment portfolio management services. Neither CRM's nor RCM's results are consolidated in our financial statements.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

Financial data by segment for the quarters ended June 30, 2005, and June 30, 2004:

----------------------------------------------------------------------------------------------------------
                                                              Wealth    Corporate   Affiliate
                                                  Regional   Advisory    Client       Money
Quarter ended June 30, 2005 (in millions)         Banking    Services   Services     Managers     Totals
----------------------------------------------------------------------------------------------------------
Net interest income                               $   74.8   $    5.4    $    2.2    $   (2.3)   $   80.1
Provision for loan losses                             (3.8)         -           -           -        (3.8)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                   71.0        5.4         2.2        (2.3)       76.3
Advisory fees:
     Wealth Advisory Services                          0.5       39.7         2.2           -        42.4
     Corporate Client Services                         0.2          -        18.5           -        18.7
     Affiliate Money Managers                            -          -           -         4.2         4.2
---------------------------------------------------------------------------------------------------------
         Advisory fees                                 0.7       39.7        20.7         4.2        65.3
     Amortization of other intangibles                   -       (0.6)       (0.2)       (0.2)       (1.0)
---------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                     0.7       39.1        20.5         4.0        64.3
Other noninterest income                              11.5        0.3         0.3           -        12.1
---------------------------------------------------------------------------------------------------------
Net interest and noninterest income                   83.2       44.8        23.0         1.7       152.7
Noninterest expense                                  (36.3)     (34.6)      (18.7)          -       (89.6)
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                    46.9       10.2         4.3         1.7        63.1
Applicable income taxes and minority interest         16.3        3.8         1.6         1.0        22.7
---------------------------------------------------------------------------------------------------------
Segment net income                                $   30.6   $    6.4    $    2.7    $    0.7    $   40.4
=========================================================================================================

Depreciation and amortization                     $    3.4   $    2.3    $    1.2    $    0.2    $    7.1

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

---------------------------------------------------------------------------------------------------------
                                                              Wealth    Corporate   Affiliate
                                                  Regional   Advisory     Client       Money
Quarter ended June 30, 2004 (in millions)         Banking    Services    Services    Managers     Totals
---------------------------------------------------------------------------------------------------------
Net interest income                               $   65.0   $    6.1    $    2.2    $   (1.1)   $   72.2
Provision for loan losses                             (3.1)      (0.1)          -           -        (3.2)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                   61.9        6.0         2.2        (1.1)       69.0
Total advisory fees:
     Wealth Advisory Services                          0.4       34.8         2.2           -        37.4
     Corporate Client Services                         0.2          -        18.2           -        18.4
     Affiliate Money Managers                            -          -           -         2.7         2.7
---------------------------------------------------------------------------------------------------------
         Advisory fees                                 0.6       34.8        20.4         2.7        58.5
     Amortization of other intangibles                   -       (0.2)       (0.1)       (0.2)       (0.5)
---------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                     0.6       34.6        20.3         2.5        58.0
Other noninterest income                              10.5        1.4         0.3           -        12.2
---------------------------------------------------------------------------------------------------------
Net interest and noninterest income                   73.0       42.0        22.8         1.4       139.2
Noninterest expense                                  (35.2)     (31.5)      (15.7)          -       (82.4)
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                    37.8       10.5         7.1         1.4        56.8
Applicable income taxes and minority interest         12.9        4.0         2.7         0.7        20.3
---------------------------------------------------------------------------------------------------------
Segment net income                                $   24.9   $    6.5    $    4.4    $    0.7    $   36.5
=========================================================================================================

Depreciation and amortization                     $    5.4   $    1.8    $    1.5    $    0.2    $    8.9

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

---------------------------------------------------------------------------------------------------------
                                                             Wealth      Corporate   Affiliate
                                                  Regional   Advisory     Client       Money
Year-to-Date June 30, 2005 (in millions)          Banking    Services    Services     Managers    Totals
---------------------------------------------------------------------------------------------------------
Net interest income                              $   146.3   $   10.9     $   4.9      $ (4.4)  $   157.7
Provision for loan losses                             (6.6)      (0.3)          -           -        (6.9)
---------------------------------------------------------------------------------------------------------
Net interest income after provision                  139.7       10.6         4.9        (4.4)      150.8
Total advisory fees:
     Wealth Advisory Services                          0.9       80.6         4.5           -        86.0
     Corporate Client Services                         0.4          -        36.3           -        36.7
     Affiliate Money Managers                            -          -           -         8.8         8.8
---------------------------------------------------------------------------------------------------------
         Advisory fees                                 1.3       80.6        40.8         8.8       131.5
     Amortization of other intangibles                   -      (1.4)       (0.4)        (0.3)       (2.1)
---------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                     1.3       79.2        40.4         8.5       129.4
Other noninterest income                              22.4        0.6         0.7           -        23.7
Securities gains                                       0.8          -           -           -         0.8
---------------------------------------------------------------------------------------------------------
Net interest and noninterest income                  164.2       90.4        46.0         4.1       304.7
Noninterest expense                                  (72.0)     (71.0)      (36.0)          -      (179.0)
---------------------------------------------------------------------------------------------------------
Segment profit before income taxes                    92.2       19.4        10.0         4.1       125.7
Applicable income taxes and minority interest         32.4        7.0         3.7         2.1        45.2
---------------------------------------------------------------------------------------------------------
Segment net income                               $    59.8   $   12.4     $   6.3      $  2.0   $    80.5
=========================================================================================================

Depreciation and amortization                    $     6.8   $    4.6     $   2.4      $  0.4   $    14.2
Investment in equity method investees                    -          -           -       254.6       254.6
Segment average assets                             7,807.6    1,295.9       181.5       260.2     9,545.2

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

-----------------------------------------------------------------------------------------------------------
                                                              Wealth     Corporate   Affiliate
                                                  Regional   Advisory     Client       Money
Year-to-Date June 30, 2004 (in millions)          Banking    Services    Services     Managers    Totals
-----------------------------------------------------------------------------------------------------------
Net interest income                              $   128.9   $   12.8     $   4.8     $  (2.5)   $   144.0
Provision for loan losses                             (8.5)      (0.3)          -           -         (8.8)
----------------------------------------------------------------------------------------------------------
Net interest income after provision                  120.4       12.5         4.8        (2.5)       135.2
Total advisory fees:
     Wealth Advisory Services                          0.9       71.4         4.7           -         77.0
     Corporate Client Services                         0.5          -        35.8           -         36.3
     Affiliate Money Managers                            -          -           -         5.0          5.0
----------------------------------------------------------------------------------------------------------
         Advisory fees                                 1.4       71.4        40.5         5.0        118.3
     Amortization of other intangibles                   -       (0.3)       (0.3)       (0.2)        (0.8)
----------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                     1.4       71.1        40.2         4.8        117.5
Other noninterest income                              23.0        1.7         0.7           -         25.4
----------------------------------------------------------------------------------------------------------
Net interest and noninterest income                  144.8       85.3        45.7         2.3        278.1
Noninterest expense                                  (69.5)     (65.0)      (31.1)          -       (165.6)
----------------------------------------------------------------------------------------------------------
Segment profit before income taxes                    75.3       20.3        14.6         2.3        112.5
Applicable income taxes and minority interest         26.0        7.8         5.5         1.1         40.4
----------------------------------------------------------------------------------------------------------
Segment net income                               $    49.3   $   12.5     $   9.1     $   1.2    $    72.1
==========================================================================================================

Depreciation and amortization                    $    10.9   $    3.7     $   2.9     $   0.3    $    17.8
Investment in equity method investees                    -          -           -       254.1        254.1
Segment average assets                             7,361.3    1,148.5       205.6       242.2      8,957.6


Segment data for prior periods may differ from previously published figures due to changes in reporting methodology and/or organizational structure.

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

We enter into interest rate swap and interest rate floor contracts to manage interest rate risk, and to reduce the impact of fluctuations in interest rates of identifiable asset categories, principally floating-rate commercial loans and commercial mortgage loans. We also have used interest rate swaps in conjunction with our issues of subordinated long-term debt.

We do not hold or issue derivative financial instruments for trading purposes.

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

At June 30, 2005, we had entered into a total of $1,099.4 million notional amount of interest rate swaps as follows: $362.2 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates. To offset the exposure from changes in the market value of those swaps, $362.2 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates. $375.0 million of swaps associated with our long-term subordinated debt issues were made with other financial institutions.

We record changes in fair value that are determined to be ineffective in "Other noninterest income" in the Consolidated Statements of Income. We record the effective portion of the change in fair value in "Other comprehensive income" in the Consolidated Statements of Condition.

For the second quarter of 2005, we reclassified to earnings approximately $77,100 of gains, which resulted from our sale of interest rate floors in 2001. During the remainder of 2005, we expect to reclassify approximately $26,764 of gains in "Accumulated other comprehensive income" to earnings. This amortization period ends in August 2005.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes goodwill and other intangible assets.

--------------------------------------------------------------------------------------------------------
                                         June 30, 2005                       December 31, 2004
                                  Gross                      Net      Gross                       Net
                                carrying  Accumulated     carrying   carrying   Accumulated     carrying
(in millions)                    amount   amortization     amount     amount    amortization     amount
--------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)         $ 373.4    $  29.8       $  343.6   $  366.8     $  29.8        $ 337.0
                                 =======================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights    $   8.5    $   5.4       $    3.1   $    8.0     $   4.9        $   3.1
    Client lists                    42.9        9.8           33.1       43.2         7.7           35.5
    Acquisition costs                1.7        1.7              -        1.7         1.7              -
    Other intangibles                0.7        0.7              -        0.7         0.7              -
Nonamortizing
     Other intangible assets         5.2          -            5.2        5.2           -            5.2
--------------------------------------------------------------------------------------------------------
Total other intangibles          $  59.0    $  17.6       $   41.4   $   58.8     $  15.0        $  43.8
                                 =======================================================================

The amortization expense of other intangible assets for the three and six months ended June 30 was as follows:

                                             ----------------------------------------------------------
                                             For the three months ended        For the six months ended
                                                      June 30,                         June 30,
                                             ----------------------------------------------------------
(in millions)                                2005                  2004        2005                2004
-------------------------------------------------------------------------------------------------------
Amortization expense                         $1.3                  $0.8        $2.6                $1.5

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

The estimated amortization expense of other intangible assets for each of the next five fiscal years is as follows:

Estimated annual amortization expense (in millions)
-------------------------------------------------------------------------
For the year ended December 31, 2006                                 $4.9
For the year ended December 31, 2007                                 $4.6
For the year ended December 31, 2008                                 $3.6
For the year ended December 31, 2009                                 $3.2
For the year ended December 31, 2010                                 $2.8

Changes in the carrying amount of goodwill by business segment for the six months ended June 30 were as follows:

                                                                              2005
                                               --------------------------------------------------------------
                                                             Wealth        Corporate    Affiliate
                                               Regional     Advisory        Client        Money
(in millions)                                   Banking     Services       Services     Managers       Total
-------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2005                  $    3.8     $   84.3        $  10.3     $  238.6       $337.0
Goodwill acquired                                     -            -            7.3            -          7.3
Decrease in carrying value due to foreign
    currency translation adjustments                  -            -           (0.7)           -         (0.7)
-------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2005                    $    3.8     $   84.3        $  16.9     $  238.6       $343.6
                                               ==============================================================

                                                                             2004
                                               --------------------------------------------------------------
                                                             Wealth        Corporate    Affiliate
                                               Regional     Advisory        Client        Money
(in millions)                                   Banking     Services       Services     Managers       Total
-------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2004                  $    3.8     $    4.4       $     7.8    $   227.2      $243.2
Goodwill acquired                                     -         13.2               -         12.3        25.5
Increase in carrying value due to foreign
    currency translation adjustments                  -            -               -            -           -
-------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2004                    $    3.8     $   17.6       $     7.8    $   239.5      $268.7
                                               ==============================================================

The goodwill acquired in 2005 consists of:

- $7.3 million of deferred payments associated with the acquisition of SPV Management recorded under Corporate Client Services.

The goodwill acquired in 2004 consists of:

- $12.9 million recorded under Wealth Advisory Services in connection with the payment of a portion of the purchase price for our interest in Balentine Delaware Holding Company, LLC.(1)

- $0.3 million recorded under Wealth Advisory Services in connection with Balentine Delaware Holding Company, LLC's acquisition of the remaining interests in Balentine & Company of Tennessee, LLC.(1)

- $12.3 million recorded under Affiliate Money Managers in connection with an increase in WTI's equity interest in Cramer Rosenthal McGlynn.

(1) In January 2005, the Balentine name was changed to Wilmington Trust Investment Management, LLC.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

The following table lists other intangible assets acquired during the six months ended June 30.

                                                    2005                                     2004
                                                               Weighted                                 Weighted
                                                                average                                 average
                                                             amortization                             amortization
                                     Amount       Residual      period         Amount      Residual      period
(in millions)                       assigned       value       in years       assigned      value       in years
------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights           $    0.5             -              8     $    0.5            -              8
Client lists                               -             -                         5.6            -             20
Client list (decrease)/
     increase in carrying value
     due to foreign currency
     translation adjustments            (0.3)            -                         0.1            -
                                    ----------------------                    ---------------------
                                    $    0.2             -                    $    6.2            -
                                    ======================                    =====================

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

The following tables present the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three and six months ended June 30. Descriptions of these plans are contained in Note 17, "Pension and other postretirement benefits," which begins on page 77 of our 2004 Annual Report to Shareholders.

                                                                                                       Postretirement
                                                 Pension benefits               SERP benefits             benefits
                                               -----------------------------------------------------------------------
For the three months ended
June 30, 2005 (in millions)                     2005          2004          2005          2004         2005       2004
----------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                   $   1.8       $   1.6       $   0.2       $   0.1      $  0.2     $ 0.3
Interest cost                                      2.6           2.1           0.3           0.3         0.6       0.6
Expected return on plan assets                    (3.1)         (2.8)            -             -           -         -
Amortization of transition
    obligation/(asset)                               -          (0.2)            -             -           -         -
Amortization of prior service cost                 0.2           0.2           0.1           0.1           -         -
Recognized actuarial (gain)/loss                   0.4           0.2           0.1           0.1         0.1       0.2
----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $   1.9       $   1.1       $   0.7       $   0.6      $  0.9     $ 1.1
                                               =======================================================================
Employer contributions                         $     -       $     -       $   0.2       $   0.1      $  1.1     $ 0.9

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                                                                                       Postretirement
                                                 Pension benefits               SERP benefits             benefits
                                               -----------------------------------------------------------------------
For the six months ended
June 30, 2005 (in millions)                     2005          2004          2005          2004         2005       2004
----------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                   $   3.6       $   3.1       $   0.4       $   0.3      $  0.4     $ 0.5
Interest cost                                      5.2           4.4           0.7           0.5         1.1       1.4
Expected return on plan assets                    (6.2)         (5.6)            -             -           -        -
Amortization of transition
    obligation/(asset)                               -          (0.4)            -             -           -        -
Amortization of prior service cost                 0.4           0.4           0.2           0.2           -        -
Recognized actuarial (gain)/loss                   0.8           0.4           0.2           0.2         0.3       0.3
----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $   3.8       $   2.3       $   1.5       $   1.2      $  1.8     $ 2.2
                                               =======================================================================
Employer contributions                         $     -       $     -       $   0.3       $   0.2      $  2.1     $ 1.9

Expected annual contribution                   $     -                     $   0.6                    $  4.3

In 2004 we adopted the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides a subsidy for the prescription drug benefit available under our postretirement health care plan. Adopting the provisions of the Act reduced our expense for this benefit by $0.9 million for the fourth quarter of 2004.

NOTE 9 - TEMPORARILY IMPAIRED INVESTMENT SECURITIES

When the market value of securities in our investment portfolio falls below their book value, we classify them as temporarily impaired, and report an unrealized loss. The unrealized loss is the difference between the book value and the market value of the securities.

Long-term market interest rates and the yield curve are key determinants of the market value of temporarily impaired securities. A rise in long-term rates typically causes the market value of these securities to decline. When their market value declines, the unrealized loss increases. Conversely, a decline in long-term rates typically causes the market value of these securities to increase. As their market value rises, the unrealized loss diminishes or disappears.

We consider these impairments temporary because we hold the securities until maturity, at which point their market value equals par value. Par value is the amount that is assigned to a security at the time of initial investment.

We retain temporarily impaired securities because, in addition to their known maturities, they have no credit delinquencies and they generate strong cash flows.

The primary risk associated with temporarily impaired securities is interest rate risk. An extended period of increases in long-term rates could further reduce the market value of fixed income securities, and create additional unrealized losses.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that were temporarily impaired as of June 30, 2005.

                                          Less than 12 months        12 months or longer               Total
                                        ------------------------------------------------------------------------------
                                        Estimated                  Estimated                   Estimated
                                         market      Unrealized     market      Unrealized      market      Unrealized
(in millions)                             value        losses        value        losses         value        losses
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005
Other securities:
     U.S. Treasury and
         government agencies            $   267.3     $  (1.2)     $    68.0      $  (1.0)     $   335.3    $   (2.2)
     Preferred stock                         42.6        (0.6)           0.9         (0.1)          43.5        (0.7)
     Mortgage-backed securities             370.7        (2.0)         467.4         (9.9)         838.1       (11.9)
     Other debt securities                  116.5        (1.6)          33.7         (0.6)         150.2        (2.2)
--------------------------------------------------------------------------------------------------------------------
Total temporarily impaired
     securities                         $   797.1      $ (5.4)     $   570.0      $ (11.6)     $ 1,367.1    $  (17.0)
                                        ============================================================================

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

Following are recent accounting pronouncements that affect our financial condition and results of operations.

SFAS No. 123 (revised): On December 17, 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." The new pronouncement is similar in approach to Statement No. 123, but it requires us to recognize the fair value of all share-based payments to employees in our financial statements. Based on a rule promulgated by the Securities and Exchange Commission on April 14, 2005, this Statement will be effective for us beginning in the first quarter of 2006, and will cause us to record additional expense in our income statement. We expect the annual cost of SFAS No. 123 (revised) to approximate the pro forma amounts shown in Note 1, "Stock-based compensation plans." We currently use the "intrinsic value" approach to accounting for stock-based compensation as permitted under APB Opinion No. 25. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and have reported the pro forma impact of this Statement in Note 1 of the accompanying financial statements.

SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces APB Opinion No. 20 and SFAS No. 3. Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS No. 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets and liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

Wilmington Trust Corporation (the Corporation) is (we are) a Delaware corporation and a financial holding company under the Bank Holding Company Act. We are a relationship management company that helps clients increase and preserve their wealth. We do this by engaging in fiduciary, wealth management, investment advisory, financial planning, insurance, and broker-dealer services; and lending and deposit-taking activities.

We manage our company through three businesses, each of which targets specific types of clients, provides different kinds of services, and has a different geographic scope:

Regional Banking

We offer Regional Banking services throughout the Delaware Valley region, which we define as the state of Delaware; areas that are geographically adjacent to Delaware along the I-95 corridor from Princeton, New Jersey, to Baltimore, Maryland; and Maryland's Eastern Shore. We offer commercial banking services throughout this region, and target family-owned or closely held businesses with annual sales of up to $250 million. We target our retail banking activities to clients in the state of Delaware.

Our lending services include commercial loans, commercial and residential mortgages, and construction and consumer loans. Our deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

Corporate Client Services

This business serves national and multinational institutions with a variety of trust, custody, and administrative services that support capital markets transactions, entity management, and retirement plans.

The capital markets component of this business provides services that support structured finance transactions like securitizations and leveraged leases.

The entity management component helps clients establish "nexus," or legal presence, in jurisdictions in the United States, Caribbean, and Europe with favorable legal and tax considerations.

The retirement services component provides trust and custodian services for retirement plans.

Wealth Advisory Services

This business serves high-net-worth clients in all 50 states. It offers financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, insurance services, business management services, and family office services.

The investment services we offer feature a combination of proprietary and independent advisors; forward-looking asset allocation; a blend of active and index funds; and tactical rebalancing.

Our planning services help high-net-worth individuals and families preserve and protect their wealth; minimize taxes; transfer wealth to future generations; support charitable endeavors; and manage their business affairs.

Because we actively seek to deepen our client relationships to the fullest extent possible, many of our clients use services from two and, in some cases, all three of these businesses.

We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company that was formed in 1903. At June 30, 2005, WTC had 44 branch offices in Delaware - more than any other bank in Delaware.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

When we discuss our businesses, we report income and assets from CRM and RCM separately. For meeting the requirements of segment reporting, we combine results from CRM and RCM into one segment. For more information about segment reporting, please refer to Note 5, "Segment reporting," in this report.

SUMMARY OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Revenue growth in each of our businesses, strong credit quality, expense management, and rising market interest rates influenced our results for the second quarter of 2005. Net income for the quarter was $40.4 million and earnings per share were $0.59 (on a diluted basis). These were increases of 11% and 9%, respectively, from the year-ago second quarter. Specific factors that influenced our 2005 second quarter results included:

- Year-over-year loan growth of 8%, with period-end balances exceeding $7.0 billion;

- Improvement of 14 basis points from June 30, 2004, in the net interest margin, which rose to 3.66%;

- Strong credit quality, with net charge-offs of 3 basis points and an internal rating of "pass" for 97% of the loan portfolio;

- A year-over-year increase of 11% in net interest income, which rose to $76.3 million (after the provision for loan losses);

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

- A year-over-year increase of 12% in Wealth Advisory Services revenue, most of which came from core trust and investment advisory fees;

- A slight increase in Corporate Client Service revenue, although the capital markets environment remained challenging;

- Growth in assets under management at value-style affiliate money manager CRM that continued to surpass previous records and generate higher revenue;

- Revenue from service charges on deposit accounts, which stabilized after a five-quarter trend of declines; and

-     A slowdown in the pace of growth in operating expenses.

Second quarter results extended the momentum begun in the first quarter, and brought net income for the first six months of 2005 to $80.5 million and earnings per share to $1.18 (on a diluted basis). These were increases of 12% and 10%, respectively.

In other activity during the second quarter, we:

- Announced the acquisition of Charleston Captive Management Company, which is detailed in the discussion of the Corporate Client Services business;

- Continued to integrate GTBA's expertise in family office management into our services for high-net-worth-clients;

- Continued to consolidate our asset management activities under Wilmington Trust Investment Management;

- Broke ground on a new branch office in Middletown, Delaware, which will be our second branch in that rapidly growing part of our home state;

- Began construction on a new Pennsylvania regional headquarters in Villanova; and

- Completed renovations of our branch offices in West Chester and Doylestown, Pennsylvania.

STATEMENT OF CONDITION

This section discusses the changes in our balance sheet between December 31, 2004, and June 30, 2005. We present amounts as of June 30, 2004, for historical reference. All balances cited are period-end balances unless otherwise noted.

ASSETS

As the following table shows, loans comprised the majority of our assets, and accounted for most of the growth. The amount of goodwill increased because of our acquisitions of GTBA and the minority interest in Balentine.

ASSET BALANCES (IN MILLIONS)                             AT 6/30/05           AT 12/31/04            AT 6/30/04
---------------------------------------------------------------------------------------------------------------
Investment securities                                    $  1,879.1           $   1,813.3            $  1,830.2
Loans                                                       7,053.1               6,763.0               6,483.2
Other                                                         607.5                 686.6                 800.0
Reserve for loan losses                                       (92.4)                (89.7)                (92.5)
Goodwill                                                      343.6                 337.0                 268.7
Total assets                                             $  9,790.9             $ 9,510.2              $9,289.6
---------------------------------------------------------------------------------------------------------------

Loans continued to comprise the majority of our earning assets, which rose 3.5%. Earning assets comprise loans before the reserve for loan losses is subtracted; investment securities; and federal funds sold and securities purchased under agreements to resell.

COMPOSITION OF EARNING ASSETS                                       AT 6/30/05       AT 12/31/04       AT 6/30/04
------------------------------------------------------------------------------------------------------------------
Total earning assets (in millions)                                  $  8,943.9       $   8,639.6       $  8,390.9
% represented by loans                                                    78.9%             78.3%            77.3%
% represented by investment securities                                    21.0%             21.0%            21.8%
% represented by other                                                     0.1%              0.7%             0.9%
-----------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio increased by $65.8 million, mainly because we increased our investment in U.S. treasury and government agency securities. On a percentage basis, the composition of the portfolio remained relatively unchanged.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO                      AT 6/30/05     AT 12/31/04        AT 6/30/04
----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                                             30%             34%                37%
Collateralized mortgage obligations                                    18%             17%                15%
U.S. treasuries                                                         6%              8%                11%
Corporate issues                                                       17%             16%                14%
U.S. government agencies                                               21%             17%                13%
Money market preferred stocks                                           5%              5%                 6%
Municipal bonds                                                         1%              1%                 1%
Other                                                                   2%              2%                 3%
----------------------------------------------------------------------------------------------------------------

Almost all of the mortgage-backed securities we held at June 30, 2005, were invested in fixed-rate instruments with terms of 15 years or less. We believe we can manage duration and risk more efficiently by investing in mortgage-related instruments, rather than by retaining individual residential mortgage loans on our balance sheet. It is our practice to sell most newly originated fixed-rate residential mortgage loans into the secondary market.

The following tables compare average life and duration in the portfolio.

AVERAGE LIFE IN THE INVESTMENT SECURITIES PORTFOLIO (IN YEARS)             AT 6/30/05     AT 12/31/04     AT 6/30/04
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                                    3.45            3.96           4.67
Total portfolio                                                                5.69            6.41           6.67
--------------------------------------------------------------------------------------------------------------------

AVERAGE DURATION IN THE INVESTMENT SECURITIES PORTFOLIO (IN YEARS)         AT 6/30/05     AT 12/31/04     AT 6/30/04
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                                   2.98            3.72           4.54
Total portfolio                                                               2.39            2.66           3.07
--------------------------------------------------------------------------------------------------------------------

Compared with December 31, 2005, the percentage of mortgage-backed instruments in the portfolio was slightly smaller, and the percentage of short-duration corporate securities was slightly higher. These minor changes in the portfolio's composition, coupled with lower market interest rates, tighter credit spreads, and the flattening of the yield curve, caused the decreases in average life and duration.

LOANS

Loan balances rose for the 17th consecutive quarter and exceeded $7.0 billion at June 30, 2005. This was 4% more than at the end of 2004 and 9% more than at June 30, 2004. The growth was more balanced between the commercial and consumer portfolios than in recent quarters, with consumer loans accounting for nearly 40% of the year-over-year growth in total loan balances. This is noteworthy because we conduct commercial lending activities throughout the Delaware Valley region, while our retail lending is primarily in the state of Delaware.

-----------------------------------------------------------------------------------------------------------------
PERIOD-END LOAN BALANCES (IN MILLIONS)                    AT 6/30/05             AT 12/31/04           AT 6/30/04
-----------------------------------------------------------------------------------------------------------------
Commercial loans                                          $  4,665.7             $   4,487.4           $  4,300.4
Retail loans                                                 2,387.4                 2,275.6              2,182.8
Total loans                                               $  7,053.1             $   6,763.0           $  6,483.2
-----------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

More than half of our loan growth for the first six months of 2005 came from Delaware, which demonstrated our ability to leverage our leadership of the Delaware market. According to reports published by the Federal Deposit Insurance Corporation, Wilmington Trust's loan and deposit balances exceed those of any other full-service bank in Delaware.

We also continued to expand our banking business in other parts of the region. Loans from the southeastern Pennsylvania market accounted for approximately 40% of the year-over-year growth in total loans. At June 30, 2005, the size of the Pennsylvania portfolio exceeded $1.5 billion. In addition, some of the largest new loans we booked during the second quarter of 2005 were for projects in Maryland and New Jersey.

Although this section discusses balances on a period-end basis, we present average balances in the table below as a point of comparison. We believe that average balances, rather than period-end balances, offer a better measure of trends in our Regional Banking business. For more detail on average balances, please refer to the "Quarterly Analysis of Earnings" section of this report.

LOAN BALANCES, ON AVERAGE (IN MILLIONS)                2005 FIRST HALF          2004 FULL YEAR       2004 FIRST HALF
--------------------------------------------------------------------------------------------------------------------
Commercial loans                                          $4,559.2                $4,274.8                 $4,209.4
Retail loans                                               2,295.3                 2,195.6                  2,155.0
Total loans                                               $6,854.5                $6,470.4                 $6,364.4
-------------------------------------------------------------------------------------------------------------------

A primary factor in our ability to generate loan growth is the economic environment throughout the Delaware Valley. For a detailed discussion on the economic dynamics in this region, please refer to the "Quantitative and qualitative disclosures about market risk" section of this report.

COMMERCIAL LOANS

Between December 31, 2004, and June 30, 2005, the commercial loan portfolio increased $178.3 million, or more than 4%. Real estate lending remained brisk, and accounted for much of the year-over-year increase, and most of the increase since the beginning of 2005, in total commercial loans.

PERIOD-END COMMERCIAL LOANS (IN MILLIONS)                             AT 6/30/05       AT 12/31/04       AT 6/30/04
-------------------------------------------------------------------------------------------------------------------
Commercial and industrial (C&I)                                        $2,508.4          $2,505.2          $2,408.7
Commercial real estate/construction (CRE)                                 900.9             735.4             695.9
Commercial mortgage                                                     1,256.4           1,246.8           1,195.8
Total commercial loans                                                 $4,665.7          $4,487.4          $4,300.4
-------------------------------------------------------------------------------------------------------------------

Most of the real estate lending in the second quarter and first half of 2005 was for single-family residential projects, and was spread among projects in Delaware, southeastern Pennsylvania, the Baltimore area, and southern New Jersey. The Delaware activity reflected population growth in our home state. The Maryland activity reflected the efforts of the commercial lenders we added in our Baltimore office during the second half of 2004. The southern New Jersey activity reflected the fact that we served more commercial banking clients in that market, which is a logical extension of our commercial banking regional footprint.

We continued to apply our disciplined underwriting standards to commercial real estate (CRE) loans. Our target size for CRE loans is $1 million to $10 million, with a $15 million limit. We place maximum terms of two years on unimproved land and three years on development loans, which means that approximately 33% of our total residential project outstandings are repaid in any given year. Most of the residential construction projects we fund are for primary residences, including the projects we fund at the beach resort areas in our region.

Net charge-offs of CRE loans have been zero in six of the past 10 years. For more detail about our credit quality, please refer to the "Asset quality" section of this report.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

RETAIL LOANS

Between December 31, 2004, and June 30, 2005, the retail loan portfolio increased $111.8 million, or nearly 5%. More than 80% of this growth occurred in the consumer portfolio.

In our retail loan portfolio, residential mortgage and consumer loan balances primarily reflect Regional Banking activity in the state of Delaware. Loans secured with liquid collateral are extended mainly to Wealth Advisory clients throughout the United States, and changes in their balances reflect client demand.

-------------------------------------------------------------------------------------------------------------------
PERIOD-END RETAIL LOANS (IN MILLIONS)                                 AT 6/30/05       AT 12/31/04       AT 6/30/04
-------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                  $   444.5        $    431.3        $    447.6
Consumer                                                                1,332.4           1,239.6           1,132.1
Secured with liquid collateral                                            610.5             604.7             603.1
Total retail loans                                                    $ 2,387.4        $  2,275.6        $  2,182.8
-------------------------------------------------------------------------------------------------------------------

The increase in residential mortgage balances during the first half of 2005 was due mainly to activity during the second quarter. Residential mortgage balances at June 30, 2005, were $16.2 million higher than at March 31, 2005. This linked-quarter growth marked the first increase in residential mortgage balances since the third quarter of 2000.

In recent years, our residential mortgage balances have declined steadily. This trend is evident in the table above, which shows balance declines year-over-year as well as between June 30, 2004, and December 31, 2004. These decreases are largely by design. Although prepayments and refinancings have been factors, balances have declined because we sell most newly originated fixed-rate residential mortgages into the secondary market. This means that the new fixed-rate residential mortgages we originate are not included in our residential mortgage balances. Selling these loans is one of the ways we manage interest rate risk, and we discuss this strategy more fully in the "Quantitative and qualitative disclosures about market risk" section of this report.

At the same time, residential mortgage originations have remained an important aspect of our market presence in Delaware. In 2004, we increased our residential mortgage marketing activity, and we enhanced our residential mortgage product with a suite of services we offer clients at closing, including preferential rates on deposit accounts and home equity loans. Origination volumes have risen as a result. As the following table shows, opposite balance declines, residential mortgage originations (dollar volume) for the 2005 second quarter were 48% higher year-over-year, and 72% higher on a linked-quarter basis.

-------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL MORTGAGE ACTIVITY AS OF THE 3 MONTHS ENDED                6/30/05        3/31/05        12/31/04      6/30/04
-------------------------------------------------------------------------------------------------------------------------
Residential mortgage originations (number of loans)                       269            182             209          233
Residential mortgage originations (volume in millions)                 $ 54.9         $ 31.9         $  35.1      $  37.2
Residential mortgage balances (in millions, at period-end)             $444.5         $428.3         $ 431.3      $ 447.6
-------------------------------------------------------------------------------------------------------------------------

In the consumer portfolio, loan balances rose $92.8 million, or 7%, during the first six months of 2005. Most of the growth in consumer lending was associated with clients in Delaware, and it was split fairly evenly among home equity, indirect auto, and other consumer loans.

----------------------------------------------------------------------------------------------------------------
PERIOD-END CONSUMER LOANS (IN MILLIONS)                 AT 6/30/05            AT 12/31/04             AT 6/30/04
----------------------------------------------------------------------------------------------------------------
Home equity                                              $  331.7               $  305.8                $  266.0
Indirect                                                    599.5                  566.7                   531.8
Credit card                                                  57.3                   59.2                    55.8
Other consumer                                              343.9                  307.9                   278.5
Total consumer loans                                     $1,332.4               $1,239.6                $1,132.1
----------------------------------------------------------------------------------------------------------------

Our loan portfolio benefits from the strong relationships we have with many of the leading auto dealers in the Delaware Valley region. We supply commercial loans for auto dealers' inventory (known as "floor plan" loans), and

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005 our relationship extends to indirect lending to their customers. We make most of our indirect auto loans for late-model used cars, because these loans typically have shorter terms and higher yields than loans for new cars.

During the second quarter of 2005, we experienced higher demand for loans on new cars, which we attributed to the promotional pricing that auto manufacturers have offered recently. Since the auto manufacturers have not offered preferential financing as part of their pricing programs, auto buyers who seek financing have turned to sources other than the manufacturers' captive lenders (finance companies owned by auto manufacturers that lend directly to buyers).

RESERVE FOR LOAN LOSSES

Opposite 4% growth in loan balances for the first six months of 2005, we increased the reserve for loan losses by 3%, or $2.7 million, to $92.4 million. The loan loss reserve ratio was 1.31% at June 30, 2005, versus 1.33% at December 31, 2004. These changes reflected continued strength in our credit quality. For more information about our credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY

During the first six months of 2005, total liabilities increased 3% and stockholders' equity rose 5%.

-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (IN MILLIONS)                    AT 6/30/05       AT 12/21/04       AT 6/30/04
-------------------------------------------------------------------------------------------------------------------
Core deposits                                                          $4,761.0          $4,987.6         $4,795.3
Wholesale deposits(1)                                                   3,499.6           3,041.6          3,126.0
Other liabilities                                                         581.1             575.6            540.5
Stockholders' equity and minority interest                                949.2             905.4            827.8
Total liabilities and stockholders' equity                             $9,790.9          $9,510.2         $9,289.6
------------------------------------------------------------------------------------------------------------------

(1)   Includes national CDs $100,000 and over plus short-term borrowings.

Most of the increase in liabilities was in wholesale funding (national CDs $100,000 and over plus short-term borrowings). The use of wholesale funding increased because our loan growth is coming from throughout the Delaware Valley region, while our core deposit-gathering activities occur mainly in the state of Delaware, where we focus our retail banking services. Although the rates on wholesale funds are higher than those of core deposits, we believe using wholesale funding is more efficient and cost-effective than investing capital and increasing annual operating costs in a large-scale expansion of our branch office network. For more details on our funding strategy, please refer to the "Liquidity and Funding" section of this report.

Stockholders' equity increased primarily because net income was higher. For more details on the changes in stockholders' equity, please refer to the "Capital Resources" section of this report.

CORE DEPOSITS

During the first six months of 2005, core deposit balances fell $226.6 million. Most of the decline was in interest-bearing demand deposits. The activity of one Corporate Client Services client accounted for most of that decrease.

-----------------------------------------------------------------------------------------------------------------
PERIOD-END CORE DEPOSITS (IN MILLIONS)                              AT 6/30/05       AT 12/31/04       AT 6/30/04
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                          $   999.5         $1,118.8          $1,207.2
Savings                                                                 347.7            355.5             373.4
Interest-bearing demand                                               2,241.7          2,442.5           2,296.5
CDs under $100,000                                                      804.7            765.4             762.7
Local CDs $100,000 and more                                             367.4            305.4             155.5
Total core deposits                                                 $ 4,761.0         $4,987.6          $4,795.3
% of core deposits from Delaware clients                                 93.7%            94.2%             94.5%
----------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

Core deposits comprised 67% of our total deposits at June 30, 2005, versus 73% at December 31, 2004. Approximately 94% of our core deposit balances were associated with clients in Delaware, versus our loans, which come from throughout the Delaware Valley region. This is because we focus our retail banking activities in the state of Delaware, while we offer commercial banking services throughout the region.

Within core deposits, the balances of local CDs in amounts of $100,000 and more continued to increase. We count these deposits as core deposits because they are client deposits. Several clients purchased CDs in very large amounts during the fourth quarter of 2004, which is why these balances were so much higher at June 30, 2005, than at June 30, 2004. As the following table shows, the majority of these jumbo CDs were purchased by consumer banking clients in Delaware.

----------------------------------------------------------------------------------------------------------------
TYPES OF CLIENTS PURCHASING LOCAL CDS $100,000 AND MORE                                  2005 Q2         2005 Q1
----------------------------------------------------------------------------------------------------------------
Consumer clients in Delaware                                                                68%            60%
Commercial clients in the Delaware Valley                                                   22%            20%
Wealth Advisory clients                                                                      8%            18%
Corporate Client Services clients                                                            2%             2%
----------------------------------------------------------------------------------------------------------------

INCOME STATEMENT

This section compares our income and expenses for the second quarter and first six months of 2005 with the corresponding periods in 2004. Year-to-date (YTD) references are as of June 30.

Net income was 11% higher for the 2005 second quarter, and 12% higher for the first six months of the year. Earnings per share (diluted) were 9% higher for the second quarter, and 10% higher for the first half of the year.

The percentage increase amounts for net income and earnings per share differ because the number of shares outstanding (diluted) was more than 900,000 higher at June 30, 2005, than at June 30, 2004. The number of shares outstanding increased because we accelerated our acquisition of the minority interest in Balentine, as detailed in our Form 10-Q report for the quarterly period ended September 30, 2004.

-------------------------------------------------------------------------------------------------------------------
         NET INCOME                                    2005 Q2          2004 Q2          2005 YTD          2004 YTD
-------------------------------------------------------------------------------------------------------------------
Net income (in millions)                                 $40.4           $36.5             $80.5             $72.1
Earnings per share (diluted)                             $0.59           $0.54             $1.18             $1.07
-------------------------------------------------------------------------------------------------------------------

The main factors in second quarter and year-to-date growth were:

- Higher amounts of net interest income, due to loan growth and strong credit quality;

- Significant improvement in the net interest margin, largely as a result of the Federal Open Market Committee's (FOMC) increases in short-term market interest rates and our asset sensitivity (which we discuss more fully in the "Interest rate sensitivity" section of this report);

-     Double-digit increases in advisory business revenue; and

-     Minimal growth in expenses.

SOURCES OF INCOME

We generate two types of revenue:

1. Net interest income. This revenue is the difference between the interest revenue we receive on earning assets, such as loans and investments, and the interest expense we pay on liabilities, such as deposits and short-term borrowings. We generate net interest income mainly through banking and funding activities.

2. Noninterest income. This revenue consists primarily of income from the advisory businesses, which comprise Wealth Advisory Services, Corporate Client Services, and the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management. Noninterest income also includes service charges on

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005 deposit accounts, loan fees and late charges, card fees, securities gains (or losses), and other noninterest income.

These two sources of revenue generate a diversified stream of income that we believe enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions.

--------------------------------------------------------------------------------------------------------------------
SOURCES OF NET INTEREST AND NONINTEREST INCOME                 2005 Q2      2004 Q2       2005 YTD          2004 YTD
--------------------------------------------------------------------------------------------------------------------
% from advisory business income (after amortization)            42.1%        41.7%          42.5%            42.3%
% from total noninterest income                                 50.0%        50.4%          50.5%            51.4%
% from net interest income (after provision)                    50.0%        49.6%          49.5%            48.6%
--------------------------------------------------------------------------------------------------------------------

The table above demonstrates that:

- Our sources of income remained diversified and balanced between net interest and noninterest income; and

-     The advisory businesses generated the majority of our noninterest income.

NET INTEREST INCOME

Net interest income was 11% higher for the 2005 second quarter than for the year-ago second quarter, both before and after the provision for loan losses. On a year-to-date basis, net interest income was 10% higher before the provision for loan losses, and 12% higher after the provision for loan losses.

---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME (IN MILLIONS)                          2005 Q2          2004 Q2         2005 YTD         2004 YTD
---------------------------------------------------------------------------------------------------------------------
Interest income                                             $122.6           $91.6           $235.5          $182.6
Interest expense                                              42.5            19.4             77.8            38.6
Net interest income                                           80.1            72.2            157.7           144.0
Provision for loan losses                                     (3.8)           (3.2)            (6.9)           (8.8)
Net interest income (after provision)                        $76.3           $69.0           $150.8          $135.2
---------------------------------------------------------------------------------------------------------------------

The primary reasons for the increases in net interest income were:

- Loan growth. Loan balances were more than 8% higher for the second quarter and first half of 2005 than for the corresponding periods in 2004.

- Credit quality. With net charge-offs among the lowest in our history, and with 97% of our loans rated "pass" by our internal risk rating analysis, the second quarter 2005 increase in our provision was minimal. On a year-to-date basis, the provision was lower than for the first six months of 2004 mainly because, in the 2005 first quarter, we recovered approximately $1.1 million on a loan that we previously had charged off.

- Our net interest margin. The margin was higher because increases in the yield on our earning assets outpaced increases in our cost of funds.

NET INTEREST MARGIN

The net interest margin for the 2005 second quarter was 3.66%, which was 14 basis points higher than for the year-ago second quarter. For the first half of 2005, the net interest margin was 3.65%, which was 13 basis points higher than for the corresponding period in 2004.

To compute the net interest margin, we divide annualized net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

--------------------------------------------------------------------------------------------------------------------
IN MILLIONS (EXCEPT MARGIN)                         2005 Q2           2004 Q2          2005 YTD           2004 YTD
--------------------------------------------------------------------------------------------------------------------
FTE (1) net interest income                         $   81.0          $   73.4          $  159.5           $  146.3
Earning assets, on average                          $8,786.9          $8,295.3          $8,709.1           $8,259.7
Net interest margin                                     3.66%             3.52%             3.65%              3.52%
-------------------------------------------------------------------------------------------------------------------

(1)   Fully tax-equivalent

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

The margin improved for the second quarter and first half of 2005 because our interest rate sensitivity position is slightly asset-sensitive, and our yield on earning assets continued to increase more quickly than our cost of funds. Compared to the year-ago second quarter, the average yield on earning assets rose 113 basis points, while the average cost of funds increased 99 basis points. Two main factors contributed to the favorable spread:

- Rising market interest rates. Market interest rates were 200 basis points higher at June 30, 2005, than they were at June 30, 2004, due to the eight rate increases enacted by the FOMC during that span of time.

- Favorable deposit pricing. Loans continued to reprice more quickly than deposits. Our loan yields have risen in concert with the FOMC moves, but we have not experienced competitive pressure to make corresponding increases in our deposit rates. Comparing the 2005 second quarter with the year-ago second quarter, the average yield on loans was 133 basis points higher, while the average rate on core deposits was 57 basis points higher.

ANALYSIS OF EARNINGS

The following tables present comparative rate/volume and net interest income data for the second quarters and first halves of 2005 and 2004. In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

QUARTERLY ANALYSIS OF EARNINGS

                                           2005 Second Quarter        2004 Second Quarter
                                       --------------------------  --------------------------
(in millions; rates on                  Average  Income/  Average   Average  Income/  Average
 tax-equivalent basis)                  balance  expense    rate    balance  expense   rate
---------------------------------------------------------------------------------------------
Earning assets

     Federal funds sold and
          securities purchased under
          agreements to resell         $   21.0  $   0.2   2.88%   $   16.3  $     -   1.09%

     U.S. Treasury and government
          agencies                        445.3      4.1   3.61       430.0      3.7   3.50
     State and municipal                   11.8      0.2   8.71        14.2      0.2   8.71
     Preferred stock                       94.4      1.7   7.82       119.5      2.2   7.42
     Mortgage-backed securities           929.8      9.7   4.07       989.4     10.0   3.94
     Other                                346.0      3.9   4.55       305.9      2.3   3.07
--------------------------------------------------------            ----------------
          Total investment securities   1,827.3     19.6   4.27     1,859.0     18.4   3.96
                                       ----------------------------------------------------

     Commercial, financial, and
          agricultural                  2,506.3     37.1   5.86     2,361.1     25.0   4.20
     Real estate - construction           851.1     13.8   6.42       735.2      8.3   4.46
     Mortgage - commercial              1,253.8     19.4   6.13     1,169.2     14.1   4.76
--------------------------------------------------------            ----------------
          Total commercial loans        4,611.2     70.3   6.04     4,265.5     47.4   4.40
                                       ----------------------------------------------------

     Mortgage - residential               432.1      6.4   5.90       459.3      7.0   6.05
     Consumer                           1,297.8     20.3   6.28     1,097.6     16.2   5.92
     Secured with liquid collateral       597.5      6.7   4.40       597.6      3.8   2.49
--------------------------------------------------------            ----------------
          Total retail loans            2,327.4     33.4   5.73     2,154.5     27.0   5.00
                                       ----------------------------------------------------

               Total loans net of
                    unearned income     6,938.6    103.7   5.93     6,420.0     74.4   4.60

               Total earning assets    $8,786.9    123.5   5.58    $8,295.3     92.8   4.45
                                       ====================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                                2005 Second Quarter        2004 Second Quarter
                                            --------------------------  --------------------------
(in millions; rates on                      Average   Income/  Average  Average   Income/  Average
 tax-equivalent basis)                      balance   expense    rate   balance   expense   rate
--------------------------------------------------------------------------------------------------
Funds supporting earning assets

     Savings                                $  354.5     0.2    0.25    $  379.5     0.1     0.13
     Interest-bearing demand                 2,264.4     4.7    0.82     2,319.4     2.2     0.37
     Certificates under $100,000               795.9     4.7    2.39       762.7     3.7     1.95
     Local CDs $100,000 and over               379.0     2.6    2.70       133.5     0.5     1.54
------------------------------------------------------------            ----------------
               Total core interest-
                  bearing deposits           3,793.8    12.2    1.29     3,595.1     6.5     0.72

     National CDs $100,000
         and over                            2,302.0    17.7    3.03     1,980.9     5.8     1.16
------------------------------------------------------------            ----------------
               Total interest-bearing
                  deposits                   6,095.8    29.9    1.94     5,576.0    12.3     0.88
                                            -----------------------------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase           1,034.1     7.6    2.93     1,139.5     3.8     1.35
     U.S. Treasury demand                       17.7     0.1    2.62        12.4       -     0.80
------------------------------------------------------------            ----------------
               Total short-term
                    borrowings               1,051.8     7.7    2.92     1,151.9     3.8     1.34
                                            -----------------------------------------------------

     Long-term debt                            405.9     4.9    4.85       405.3     3.3     3.21
-------------------------------------------------------------------------------------------------
               Total interest-bearing
                  liabilities                7,553.5    42.5    2.24     7,133.2    19.4     1.08
                                            -----------------------------------------------------

     Other noninterest funds                 1,233.4       -       -     1,162.1       -        -
------------------------------------------------------------            ----------------
               Total funds used to support
                  earning assets            $8,786.9    42.5    1.92    $8,295.3    19.4     0.93
                                            =====================================================

Net interest income/yield                               81.0    3.66                73.4     3.52
     Tax-equivalent adjustment                          (0.9)                       (1.2)
                                                      ------                      ------

Net interest income                                   $ 80.1                      $ 72.2
                                                      ======                      ======

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

YEAR-TO-DATE ANALYSIS OF EARNINGS
---------------------------------

                                                 Year-to-Date 2005           Year-to-Date 2004
                                            --------------------------  --------------------------
(in millions; rates on                       Average  Income/  Average   Average  Income/  Average
 tax-equivalent basis)                       balance  expense    rate    balance  expense   rate
--------------------------------------------------------------------------------------------------
Earning assets

     Federal funds sold and
          securities purchased under
          agreements to resell              $   20.6  $   0.3   2.53%   $   16.5  $   0.1   1.05%

     U.S. Treasury and government
          agencies                             443.1      8.0   3.57       447.7      7.7   3.47
     State and municipal                        11.8      0.5   8.74        14.5      0.6   8.63
     Preferred stock                            96.9      3.5   7.43       119.9      4.4   7.42
     Mortgage-backed securities                945.1     19.5   4.08       999.0     20.3   4.03
     Other                                     337.1      7.3   4.34       297.7      4.3   2.93
-------------------------------------------------------------           -----------------
               Total investment securities   1,834.0     38.8   4.21     1,878.8     37.3   3.97
                                            ----------------------------------------------------

     Commercial, financial, and
          agricultural                       2,509.6     71.4   5.66     2,343.1     49.4   4.18
     Real estate-construction                  805.9     25.3   6.24       730.1     16.4   4.44
     Mortgage-commercial                     1,243.7     37.4   5.98     1,136.2     27.5   4.79
-------------------------------------------------------------           -----------------
          Total commercial loans             4,559.2    134.1   5.85     4,209.4     93.3   4.39
                                            ----------------------------------------------------

     Mortgage-residential                      429.8     12.6   5.89       470.5     14.3   6.06
     Consumer                                1,266.4     39.0   6.21     1,084.4     32.4   5.98
     Secured with liquid collateral            599.1     12.5   4.15       600.1      7.6   2.50
-------------------------------------------------------------           -----------------
          Total retail loans                 2,295.3     64.1   5.61     2,155.0     54.3   5.03
                                            ----------------------------------------------------

               Total loans net of
                    unearned income          6,854.5    198.2   5.77     6,364.4    147.6   4.61

               Total earning assets         $8,709.1    237.3   5.43    $8,259.7    185.0   4.46
                                            ====================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                                 Year-to-Date 2005           Year-to-Date 2004
                                            --------------------------  --------------------------
(in millions; rates on                       Average  Income/  Average   Average  Income/  Average
 tax-equivalent basis)                       balance  expense    rate    balance  expense   rate
--------------------------------------------------------------------------------------------------
Funds supporting earning assets

     Savings                                $  354.5      0.4    0.25   $  375.8     0.3    0.13
     Interest-bearing demand                 2,318.7      9.2    0.80    2,293.2     4.2    0.37
     Certificates under $100,000               785.0      8.9    2.28      771.0     7.8    2.04
     Local CDs $100,000 and over               374.5      4.9    2.59      134.2     1.0    1.49
---------------------------------------------------------------------    ---------------
               Total core interest-bearing
                  deposits                   3,832.7     23.4    1.23    3,574.2    13.3    0.75

     National CDs $100,000 and over          2,122.2     29.5    2.78    2,102.4    12.2    1.14
-------------------------------------------------------------            ---------------
               Total interest-bearing
                  deposits                   5,954.9     52.9    1.78    5,676.6    25.5    0.89
                                            ----------------------------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase           1,115.6     15.3    2.73    1,016.3     7.0    1.36
     U.S. Treasury demand                       13.1      0.2    2.44       12.1       -    0.78
------------------------------------------------------------------------------------------------
               Total short-term
                    borrowings               1,128.7     15.5    2.72    1,028.4     7.0    1.35

     Long-term debt                            406.6      9.4    4.61      408.0     6.1    3.01
-------------------------------------------------------------           ----------------
               Total interest-bearing
                  liabilities                7,490.2     77.8    2.07    7,113.0    38.6    1.08

     Other noninterest funds                 1,218.9        -       -    1,146.7       -       -
-------------------------------------------------------------           ----------------
               Total funds used to support
                  earning assets            $8,709.1     77.8    1.78   $8,259.7    38.6    0.94
                                            ====================================================

Net interest income/yield                               159.5    3.65              146.4    3.52
     Tax-equivalent adjustment                           (1.8)                      (2.4)
                                                      -------                     ------

Net interest income                                   $ 157.7                     $144.0
                                                      =======                     ======

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
-------------------------------------------

                                       For the three months ended June 30,   For the six months ended June 30,
                                                    2005/2004                             2005/2004
                                      Increase/(decrease) due to change in  Increase/(decrease) due to change in
                                      ------------------------------------  ------------------------------------
(in millions)                         Volume(1)       Rate(2)       Total   Volume(1)        Rate(2)      Total
----------------------------------------------------------------------------------------------------------------
Interest income:

     Federal funds sold and
          securities purchased under
          agreements to resell         $    -         $   0.2       $ 0.2    $     -         $   0.2      $ 0.2

     U.S. Treasury and
          government agencies             0.2             0.2         0.4          -             0.3        0.3
     State and municipal *                  -               -           -       (0.1)              -       (0.1)
     Preferred stock *                   (0.5)              -        (0.5)      (0.9)              -       (0.9)
     Mortgage-backed securities          (0.5)            0.2        (0.3)      (0.9)            0.1       (0.8)
     Other *                              0.3             1.3         1.6        0.6             2.4        3.0
---------------------------------------------------------------------------------------------------------------
               Total investment
                   securities            (0.5)            1.7         1.2       (1.3)            2.8        1.5
                                       ------------------------------------------------------------------------

     Commercial, financial, and
          agricultural *                  1.5            10.6        12.1        3.5            18.5       22.0
     Real estate - construction           1.3             4.2         5.5        1.7             7.2        8.9
     Mortgage - commercial *              1.0             4.3         5.3        2.6             7.3        9.9
---------------------------------------------------------------------------------------------------------------
               Total commercial loans     3.8            19.1        22.9        7.8            33.0       40.8
                                       ------------------------------------------------------------------------

     Mortgage - residential              (0.4)           (0.2)       (0.6)      (1.2)           (0.5)      (1.7)
     Consumer                             3.0             1.1         4.1        5.4             1.2        6.6
     Secured with liquid collateral         -             2.9         2.9          -             4.9        4.9
---------------------------------------------------------------------------------------------------------------
               Total retail loans         2.6             3.8         6.4        4.2             5.6        9.8
                                       ------------------------------------------------------------------------

               Total loans net of
                   unearned income        6.4            22.9        29.3       12.0            38.6       50.6
---------------------------------------------------------------------------------------------------------------

               Total interest income   $  5.9         $  24.8       $30.7    $  10.7         $  41.6      $52.3
                                       ------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                             For the three months ended June 30,   For the six months ended June 30,
                                                          2005/2004                            2005/2004
                                            Increase/(decrease) due to change in  Increase/(decrease) due to change in
(in millions)                               Volume(1)      Rate (2)       Total   Volume(1)      Rate(2)        Total
----------------------------------------------------------------------------------------------------------------------
Interest expense:
     Savings                                 $     -       $    0.1       $  0.1   $     -       $    0.1      $   0.1
     Interest-bearing demand                    (0.1)           2.6          2.5         -            5.0          5.0
     Certificates under $100,000                 0.2            0.8          1.0       0.1            1.0          1.1
     Local CDs $100,000 and over                 1.0            1.1          2.1       1.8            2.1          3.9
----------------------------------------------------------------------------------------------------------------------
               Total core interest-bearing
                   deposits                      1.1            4.6          5.7       1.9            8.2         10.1

     National CDs $100,000
          and over                               0.9           11.0         11.9       0.1           17.2         17.3
----------------------------------------------------------------------------------------------------------------------
               Total interest-bearing
                   deposits                      2.0           15.6         17.6       2.0           25.4         27.4
                                             -------------------------------------------------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase              (0.4)           4.2          3.8       0.7            7.6          8.3
     U.S. Treasury demand                          -            0.1          0.1         -            0.2          0.2
----------------------------------------------------------------------------------------------------------------------
               Total short-term
                   borrowings                   (0.4)           4.3          3.9       0.7            7.8          8.5

     Long-term debt                                -            1.6          1.6         -            3.3          3.3
----------------------------------------------------------------------------------------------------------------------
               Total interest expense        $   1.6       $   21.5       $ 23.1   $   2.7       $   36.5      $  39.2

Changes in net interest income               $   4.3       $    3.3       $  7.6       8.0       $    5.1      $  13.1
                                             =========================================================================

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

NONINTEREST INCOME

Noninterest income (after amortization) for the 2005 second quarter was 11% higher than for the year-ago second quarter, and 10% higher for the first half of 2005 than for the corresponding period last year. Almost all of the growth in noninterest income occurred in revenue from the advisory businesses. Most of the increase in advisory revenue was generated by Wealth Advisory Services and value-style affiliate money manager Cramer Rosenthal McGlynn (CRM).

--------------------------------------------------------------------------
NONINTEREST INCOME (IN MILLIONS)     2005 Q2  2004 Q2  2005 YTD'  2004 YTD
--------------------------------------------------------------------------
Advisory business revenue(1)          $64.3    $58.0    $129.4     $117.5
Service charges on deposit accounts     6.7      8.1      13.5       16.3
Other noninterest income                5.4      4.1      10.2        9.1
Securities gains/(losses)                 -      0.0       0.8          -
Total noninterest income              $76.4    $70.2    $153.9     $142.9
-------------------------------------------------------------------------

(1)   After amortization.

Noninterest income for the first half of 2005 included securities gains of $0.8 million, which we incurred during the first quarter in the routine course of balance sheet management. Approximately $0.2 million of that amount was associated with securities on which call provisions were exercised. The remainder was associated primarily with amortizing mortgage-backed instruments with small remaining balances, which we sold and replaced with higher-yielding securities.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

A portion of our advisory business revenue is based on financial market valuations and, therefore, is tied to the levels of assets we manage or hold in custody.

- Within the Wealth Advisory business, all of the revenue we record as trust and investment advisory income is based on the market valuations of assets we manage or administer, and a significant portion of that revenue is tied to the equity markets. The Wealth Advisory assets we manage include assets in personal trusts that are structured around wealth planning, wealth preservation, and wealth transition considerations. Changes in the levels of these assets reflect trust distributions and terminations, as well as business flows and financial market movements.

- Most of our Corporate Client Services revenue is transaction-based, according to services we provide, and not related to the amount of assets we manage or administer. The exception to this is the retirement services component. The majority of revenue from retirement services is based on the market valuations of retirement plans for which we are trustee and/or custodian.

- All of the recurring income from our investments in CRM and Roxbury Capital Management (RCM) is based on financial market valuations. The primary business of these two firms is asset management. Changes in their managed assets reflect business flows as well as financial market movements.

The following table compares changes in assets under management.

-------------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT                                               % CHANGE FROM
(DOLLAR AMOUNTS IN BILLIONS)   AT 6/30/05  AT 12/31/04  AT 6/30/04  12/31/04  6/30/04
-------------------------------------------------------------------------------------
Wilmington Trust(1)             $  26.0      $  26.5      $ 24.3     (1.9)%     7.0%
Cramer Rosenthal McGlynn            7.8          6.9         5.5     13.0%     41.8%
Roxbury Capital Management          3.0          3.1         3.2     (3.2)%    (6.3)%
Total assets under management   $  36.8      $  36.5      $ 33.0      0.8%     11.5%
-----------------------------------------------------------------------------------

(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

Managed assets at Wilmington Trust were higher at June 30, 2005, than at June 30, 2004, mainly due to Wealth Advisory Services activity. The $500 million decline in managed assets for the first six months of 2005 was due mainly to Corporate Client Services activity.

Assets associated with Corporate Client Services clients can fluctuate by hundreds of millions of dollars from one period to the next, depending on cash management decisions these clients make. This is just one of the reasons why we do not consider managed asset levels at Wilmington Trust to be a leading indicator of business trends.

As the table below shows, the investment mix of our managed assets (excluding CRM and RCM) remained relatively unchanged.

----------------------------------------------------------------------------------------------------------
INVESTMENT MIX OF WILMINGTON TRUST MANAGED ASSETS (1)        AT 6/30/05       AT 12/31/04       AT 6/30/04
----------------------------------------------------------------------------------------------------------
Equities                                                         55%              59%                52%
Fixed income                                                     25%              23%                24%
Cash and equivalents                                             11%              12%                11%
Mutual funds (2)                                                  0%               0%                 8%
Other assets                                                      9%               6%                 5%
----------------------------------------------------------------------------------------------------------

(1)   Excluding CRM and RCM.

(2) Beginning with the fourth quarter of 2004, we reclassified the percentage of managed assets that we previously reported as mutual funds into the relevant categories of equity, fixed income, or other assets.

The following table compares changes in assets under management and assets under administration at Wilmington Trust (excluding CRM and RCM). Most of the assets under administration are associated with the Corporate Client Services business. We regard changes in revenue, rather than changes in assets under management or administration, as better indicators of business trends.

---------------------------------------------------------------------------------------------------------------------------------
CLIENT ASSETS AT WILMINGTON TRUST (EXCLUDING CRM AND RCM)                                                       % CHANGE FROM
---------------------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN BILLIONS)                                    AT 6/30/05    AT 12/31/04    AT 6/30/04      12/31/04     6/30/04
---------------------------------------------------------------------------------------------------------------------------------
Assets under management (1)                                       $26.0          $26.5         $ 24.3         (1.9)%        7.0%
Assets under administration                                        71.9           72.5           81.4         (0.8)       (11.6)
Total client assets                                               $97.9          $99.0         $105.7         (1.1)%       (7.4)%
--------------------------------------------------------------------------------------------------------------------------------

(1) Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

WEALTH ADVISORY SERVICES

We report Wealth Advisory revenue in three categories:

1. Trust and investment advisory fees. These fees are tied to movements in the financial markets, and most are based on equity market valuations.

2. Mutual fund fees. The vast majority of these fees are tied to money market mutual fund valuations, and do not reflect equity market movements.

3. Other services fees. These fees are from financial planning, estate settlement, family office management, and other services. These fees are based on the level and complexity of the services we provide. They are not associated with asset valuations. These fees can vary widely in amount, and portions of them may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

---------------------------------------------------------------------------------------------------------
WEALTH ADVISORY REVENUE (IN MILLIONS)        2005 Q2          2004 Q2          2005 YTD          2004 YTD
---------------------------------------------------------------------------------------------------------
Trust and investment advisory fees            $30.0            $26.9             $59.7             $53.9
Mutual fund fees                                4.6              4.9               9.4              10.1
Planning and other services fees                7.8              5.6              16.9              13.0
Total Wealth Advisory revenue                 $42.4            $37.4             $86.0             $77.0
--------------------------------------------------------------------------------------------------------

Compared to the corresponding year-ago periods, Wealth Advisory revenue was 13% higher for the second quarter of 2005, and 12% higher for the first half of 2005. Revenue from trust and investment advisory activities, as well as from planning and other services, contributed to the growth.

Trust and investment advisory revenue, which is the revenue generated by our core asset management services, was 11% higher for the second quarter and for the first half of 2005, compared with the corresponding periods in 2004. Business development with new as well as existing clients accounted for much of this growth, as comparisons with a key equity index, the S&P 500, illustrate. For the 12 months ended June 30, 2005, the increase in the S&P 500 was less than 5%; for the first half of 2005, it was less than 2%.

Revenue from planning and other services was 39% higher for the second quarter and 30% higher for the first half of 2005, compared with the corresponding periods in 2004. Most of this growth resulted from our acquisition of Grant Tani Barash & Altman (GTBA), the business and family office management firm we acquired in October 2004. In each of the three quarters since then, GTBA has accounted for approximately $2 million of quarterly revenue from planning and other services. GTBA's revenue contribution offset lower revenue for the second quarter and first half of 2005 from highly specialized financial planning activities.

Fees from mutual fund services decreased because clients continued to redeem shares of low-yielding money market funds.

New fees (sales) for the first half of 2005 were approximately $5.5 million (annualized), the same amount as for the first half of 2004. The lack of growth in new fees reflected lower demand for specialized planning services. Although the dollar amount was flat, the percentage of new fees from recurring business (versus fees that are one-time in nature, such as those for highly complex financial plans) was higher. Recurring business accounted for 60% of new fees for the first half of 2005, up from 51% for the first half of 2004.

The following table compares where new fees were generated for the second quarters of 2005 and 2004. The increase in Maryland reflects the Wealth Advisory staff additions we made in our Baltimore office during 2004.

--------------------------------------------------------------------------------------
AS A PERCENTAGE OF TOTAL NEW WEALTH ADVISORY FEES           2005 Q2            2004 Q2
--------------------------------------------------------------------------------------
California                                                      3%                6%
Delaware (1)                                                   64%               54%
Florida                                                         6%                5%
Georgia                                                         4%               10%
Maryland                                                        5%                1%
New York                                                        5%                9%
Pennsylvania                                                   13%               15%
--------------------------------------------------------------------------------------

(1) Delaware's contribution includes business development with clients in Delaware as well as in other states and countries in which we do not have physical office locations. We serve these clients from our headquarters in Wilmington.

CORPORATE CLIENT SERVICES

We report Corporate Client revenue in four categories:

1. Capital markets. These fees are based on the complexity of trust and administrative services we provide that support the structured finance industry. We perform most of these services under multiyear contracts.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

2. Entity management. These fees are based on the complexity of administrative services we provide for special purpose entities in preferred jurisdictions.

3. Retirement services: These fees are based on equity market valuations of retirement plan assets for which we serve as trustee and/or custodian.

4. Cash management: These fees reflect cash management services we perform for capital markets and entity management clients.

-----------------------------------------------------------------------------------------------------------
CORPORATE CLIENT REVENUE (IN MILLIONS)         2005 Q2          2004 Q2          2005 YTD          2004 YTD
-----------------------------------------------------------------------------------------------------------
Capital markets                                 $ 8.3            $ 8.3             $15.9             $16.2
Entity management                                 5.9              5.4              11.8              10.9
Retirement services                               3.2              3.2               6.4               5.9
Cash management                                   1.3              1.5               2.6               3.3
Total Corporate Client revenue                  $18.7            $18.4             $36.7             $36.3
----------------------------------------------------------------------------------------------------------

During the second quarter and first half of 2005, low activity and pricing pressures in the structured finance industry challenged the Corporate Client business and dampened capital markets revenue. These challenges included:

- Downward pricing pressures, as demand for structured finance transactions remained weak, and as saturation in the market for trust-preferred issues caused pricing on related services to shift to lower, more commodity-like levels.

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

Comparing the 2005 second quarter with the year-ago second quarter, our capital markets transaction volumes were 46% higher, but new fees were 21% lower. Comparing the first half of 2005 with the corresponding period last year, the number of capital markets transactions was 26% higher, but new fees were 24% lower.

Retirement services revenue for the second quarter of 2005 was unchanged from the year-ago second quarter, but was higher for the first six months of 2005 than for the corresponding period last year. This was because we engaged fewer new clients in the second quarter than we did in the first quarter of 2005.

Revenue from entity management services increased, as our efforts to market a broader array of entity management services, especially with clients in the United States, yielded positive results. In addition, we added preparation of financial statements to the roster of entity management services we offer in Europe.

In June, we announced an agreement to acquire Charleston Captive Management Company (CCMC), and we completed that transaction on July 7. CCMC's five staff members provide administrative services that support captive insurance companies, and we have begun to integrate CCMC's capabilities into the entity management services we already offer. CCMC's revenue and expenses will be consolidated into our financial statements starting with the third quarter of 2005. We did not disclose terms of the transaction. The transaction was immaterial to our financial condition, and we expect its effect on our 2005 earnings to be neutral.

AFFILIATE MONEY MANAGERS

Our two affiliate money managers are:

-     Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York;
      and

-     Roxbury Capital Management (RCM), a growth-style manager based in Santa
      Monica.

Revenue from these two firms is based on our ownership interest in each. Their results are not consolidated in our financial statements.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

--------------------------------------------------------------------------------------------
AFFILIATE MANAGER REVENUE (IN MILLIONS)        2005 Q2     2004 Q2     2005 YTD     2004 YTD
--------------------------------------------------------------------------------------------
Cramer Rosenthal McGlynn                        $4.0         $2.5        $8.3         $4.6
Roxbury Capital Management                       0.2          0.2         0.5          0.4
Total affiliate manager income                  $4.2         $2.7        $8.8         $5.0
--------------------------------------------------------------------------------------------

CRAMER ROSENTHAL MCGLYNN

Assets under management at CRM have risen every quarter since the first quarter of 2003, and have set new records every quarter since the second quarter of 2004. That trend continued for the second quarter of 2005, when CRM's managed assets reached $7.8 billion. This was an increase of 42% from the $5.5 billion recorded at June 30, 2004, and $900 million more than the amount recorded at December 31, 2004. A combination of new business and market appreciation accounted for the increase.

As a result of the growth in managed assets, second quarter 2005 income from our investment in CRM was $1.5 million more than for the year-ago second quarter. On a year-to-date basis, it was $3.7 million more. CRM's revenue for the first half of 2005 reflected two events that essentially offset each other:

- Approximately $1.4 million of CRM's revenue for the first quarter of 2005 represented a nonrecurring gain on the sale of a private equity investment.

- CRM's contribution for the second quarter of 2005 included higher incentive payments.

At June 30, 2005, our ownership interest in CRM was 77.24%, the same as it was at December 31, 2004, and June 30, 2004. Despite the high percentage of our position, we do not hold a controlling interest in CRM. CRM principals retain certain management controls, including veto powers over a variety of matters.

ROXBURY CAPITAL MANAGEMENT

RCM continued to attract assets to its small- and mid-capitalization products, but not to an extent sufficient to offset outflows from the firm's large-capitalization product. RCM's managed assets fell from $3.2 billion at June 30, 2004, to $3.1 billion at the end of 2004, to $3.0 billion at June 30, 2005.

For the 2005 second quarter, income from our investment in RCM was $0.2 million, equal to the amount for the year-ago second quarter. Income from RCM for the first half of 2005 was $0.5 million, which was $0.1 million more than for the corresponding period last year. The year-to-date increase reflected RCM's ongoing efforts to reduce expenses and improve efficiency.

At June 30, 2005, our ownership interest in RCM consisted of 41.23% of RCM's common shares and 30% of its gross revenues. These percentages were the same as at June 30, 2004, and December 31, 2004.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

During the 2005 second quarter, income from service charges on deposit accounts stabilized at $6.7 million, the same amount as for the 2005 first quarter. That amount, however, was $1.4 million less than for the second quarter of 2004. Year to date, service charges were $2.8 million less than for the first half of 2004. We attribute these decreases to changes in client behavior and the economic environment:

- Transaction volumes were lower for services that typically generate fees, such as ATM withdrawals. At the same time, clients made more purchases with debit and credit cards, which typically do not incur service charges. ATM transaction volumes were 4% lower for the first half of 2005 than for the same period in 2004. In comparison, point-of-service transaction volumes were 6% higher.

- Rising interest rates generated higher earnings credits, which offset service charges on commercial deposit accounts.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

NONINTEREST EXPENSE

Compared to the corresponding periods in 2004, noninterest expenses were higher by 9% for the second quarter of 2005, and 8% higher for the first six months of 2005. Almost all of the 2005 second quarter and year-to-date increases were due to higher staffing-related costs, including salaries and wages, incentives and bonuses, and employment benefits expense.

------------------------------------------------------------------------------------------------
STAFFING AND TOTAL NONINTEREST EXPENSE            2005 Q2     2004 Q2      2005 YTD     2004 YTD
------------------------------------------------------------------------------------------------
Staffing-related expense (in millions)             $54.7       $48.8        $108.9       $100.4
Total noninterest expense (in millions)            $89.6       $82.4        $179.0       $165.6
------------------------------------------------------------------------------------------------

These costs were higher because the number of staff members increased, as we:

- Added staff in every department of our company and in every one of our markets during 2004, in order to better serve clients; and

- Acquired GTBA, which added 43 staff members in October 2004, and accounted for 48 staff members at the end of the 2005 second quarter.

------------------------------------------------------------------------------------
NUMBER OF STAFF MEMBERS                AT 6/30/05       AT 12/31/04       AT 6/30/04
------------------------------------------------------------------------------------
Full-time equivalent headcount            2,425            2,428             2,356
------------------------------------------------------------------------------------

In addition to staffing-related costs, telecommunications, insurance, and audit costs also were higher for the second quarter and first half of 2005 than for the corresponding periods last year.

On a linked-quarter basis, the pace of expense growth slowed. Total noninterest expense for the 2005 second quarter was less than 1% more than for the 2005 first quarter.

Two expense items recorded for the 2005 second quarter are not expected to occur again in 2005:

- The amount recorded for subadvisor expenses reflected a one-time credit of approximately $1 million. This credit resulted from account reconciliations that we made in the process of consolidating Wilmington Trust's subadvisor expenses with those of Balentine & Company under Wilmington Trust Investment Management.

- The $7.9 million amount recorded for "other noninterest expense" included approximately $1 million of expenses associated with product development.

These two items offset each other and had a neutral effect on total noninterest expenses for the second quarter of 2005.

Beginning with the 2005 second quarter, we separated expenses reported on our income statement as servicing and consulting fees into two categories:

1. Servicing and consulting fees, which include outsourced residential mortgage servicing and information technology programming, and

2. Subadvisor expense, which represents the payments we make to third-party investment advisors as part of the Wealth Advisory business.

INCOME TAXES

Income tax expense for the second quarter and first half of 2005 were 14% higher than for the corresponding periods last year, mainly because our state income taxes were higher. This happened because our pretax income was higher, and the increase reflected the GTBA acquisition as well as higher revenue from Cramer Rosenthal McGlynn.

--------------------------------------------------------------------------------------
INCOME TAXES AND TAX RATE               2005 Q2      2004 Q2     2005 YTD     2004 YTD
--------------------------------------------------------------------------------------
Pretax income (in millions)                63.1         56.8        125.7        112.5
Income tax expense (in millions)           22.6         19.9         45.1         39.6
Effective tax rate                        35.82%       35.04%       35.88%       35.20%
--------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

CAPITAL RESOURCES

Our capital position remained strong during the first half of 2005. Stockholders' equity rose 5%; the returns on equity and assets improved; and our regulatory capital continued to exceed the minimum levels established by the Federal Reserve Board for well-capitalized institutions.

In a reflection of our capital strength, our Board of Directors raised the quarterly cash dividend by more than 5% on April 21, 2005, and declared a regular quarterly dividend on July 21, 2005. The Board's April 2005 action increased the quarterly dividend from $0.285 to $0.30 per share, or from $1.14 to $1.20 per share, annualized. We have paid cash dividends on our common stock every year since 1908; paid quarterly cash dividends every year since 1916; and increased our cash dividend every year since 1982. According to Mergent, Inc.'s Dividend Achievers, fewer than 3% of the dividend-paying companies that trade on U.S. exchanges have made that many consecutive annual increases.

-------------------------------------------------------------------------------------------------------
                                                        6 MOS. ENDED       YEAR ENDED      6 MOS. ENDED
CAPITAL STRENGTH                                          6/30/05           12/31/04          6/30/04
-------------------------------------------------------------------------------------------------------
Stockholders' equity (period-end, in millions)             $949.0            $905.3           $826.4
Return on average stockholders' equity (annualized)         17.62%            16.68%           17.73%
Return on average assets (annualized)                        1.70%             1.56%            1.62%
Capital generation rate (annualized)                          9.1%              8.4%             8.9%
Dividend payout ratio                                        49.2%             52.8%            50.9%
-----------------------------------------------------------------------------------------------------

During the first six months of 2005, we added $50.7 million to capital, including:

- $40.9 million, which reflected earnings of $80.5 million net of $39.6 million in cash dividends; and

- $9.8 million from the issue of common stock under employment benefit plans.

Offsetting these additions were $7.0 million of reductions in capital, which consisted of:

-     $4.7 million in unrealized losses on securities, net of taxes;

-     $0.1 million in derivative losses included in net income, net of taxes;

-     $0.3 million in foreign currency exchange adjustments;

-     $1.4 million for the repurchase of shares; and

- $0.5 million of security gains reclassified from other comprehensive income.

Our share repurchase activity was minimal during the first half of 2005, as we elected to replenish capital that we expended on the GTBA acquisition and other expansion activities in 2004. During the 2005 second quarter, we bought back 7,045 of our shares at an average per-share price of $34.81 and a total cost of $0.2 million. The total number of shares we repurchased during the first half of 2005 was 39,857, at an average per-share price of $34.89 and a total cost of $1.4 million. This brought the total number of shares repurchased under the current 8-million-share program, which commenced in April 2002, to 674,450, leaving 7,325,550 available for repurchase.

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve's guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

----------------------------------------------------------------------------------------------------
                                    AT           AT            MINIMUM TO BE         MINIMUM TO BE
REGULATORY CAPITAL RATIOS         6/30/05     12/31/04    ADEQUATELY CAPITALIZED    WELL CAPITALIZED
----------------------------------------------------------------------------------------------------
Total risk-based capital           11.92%       11.60%              8%                     10%
Tier 1 risk-based capital           7.17%        6.94%              4%                      6%
Tier 1 leverage capital             6.23%        5.92%              4%                      5%
----------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

During the first six months of 2005, core deposits - demand deposits, interest-bearing demand deposits, time deposits, and local CDs $100,000 and over
- continued to be our primary source of funding, but they accounted for a smaller proportion of our funding, because the pace of growth in core deposits lagged the pace of growth in earning assets.

Loan balances accounted for approximately 78% of our total earning assets, both on a period-end and average-balance basis. Between December 31, 2004, and June 30, 2005, loan balances rose 4%, but core deposit balances fell 5%. On average, loan balances were 8% higher for the 2005 second quarter than for the year-ago second quarter, while core deposit balances were 6% higher.

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

----------------------------------------------------------------------------------------------
PROPORTION OF FUNDING PROVIDED BY:               AT 6/30/05       AT 12/31/04       AT 6/30/04
----------------------------------------------------------------------------------------------
Core deposits                                       48.6%            52.4%             51.6%
Core deposits and stockholders' equity              58.3%            62.0%             60.5%
Purchased funds and short-term borrowings           35.7%            32.0%             33.7%
----------------------------------------------------------------------------------------------

Between December 31, 2004, and June 30, 2005, the combined balances of purchased funds and short-term borrowings increased 15%. Most of the increase was in national CD balances.

The average rate on core interest-bearing deposits for the first half of 2005 was 1.22%. The average rate for national CDs was 1.77%, and the average rate for total short-term borrowings was 2.74%. Although the cost of national CDs and short-term borrowings exceeded the rate we paid on core interest-bearing deposits, we maintained this funding strategy because:

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

We expect the disparity between the pace of growth in our earning assets and core deposits to continue, because we make loans throughout the Delaware Valley region, but we gather core deposits mainly in the state of Delaware, where our retail banking activities are concentrated.

In addition to deposits, other sources of liquidity that are available to us include:

- Cash flow generated by our investment portfolio, which we expect will generate approximately $227 million of cash over the next 12 months from maturities, calls, and income. At June 30, 2005, the balance of the investment portfolio was $1.88 billion.

- The Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. As of June 30, 2005, we had $1.0 billion in available borrowing capacity that was secured with collateral, compared with $1.2 billion at December 31, 2004.

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

Among our liquidity risks is a partial guaranty of a line of credit obligation for affiliate money manager Cramer Rosenthal McGlynn (CRM). At June 30, 2005, this line of credit was $5.0 million, the balance was zero, and our guaranty was for 77.24%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 6, 2005.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

OVERVIEW

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

When we do have to charge off loans, we continue to pursue repayment even after we record the charge-off.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

During the first six months of 2005, all key measures of credit quality improved:

- Net charge-offs, nonaccruing loans, and loans past due 90 days or more decreased from the levels recorded at December 31, 2004.

- Also lower than their 2004 year-end levels were the loan loss reserve ratio, the ratio of nonperforming assets, the ratio of loans past due 90 days, and the net charge-off ratio.

- The percentage of loans rated "pass" in the internal risk-rating analysis approached 97%.

We believe that the primary indicator of credit quality is the net charge-off ratio.

----------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS                           2005 Q2          2004 Q2          2005 YTD            2004 YTD
----------------------------------------------------------------------------------------------------------------
Gross charge-offs (in millions)           $2.8              $3.5               $6.3                 $8.9
Recoveries (in millions)                  $1.0              $1.6               $2.1                 $2.8
Net charge-off amount (in millions)       $1.8              $1.9               $4.2                 $6.2
Net charge-off ratio                  3 basis points   3 basis points    6 basis points(1)     10 basis points(1)
----------------------------------------------------------------------------------------------------------------

(1) The year-to-date net charge-off ratio is calculated by dividing the year-to-date dollar amount of net charge-offs by total loans, on average, for the period.

Both the net charge-off ratio and the dollar amount of charged-off loans remained at levels that were lower than our historic averages. The net charge-off ratio, annualized at June 30, 2005, was 12 basis points. In comparison, the annualized net charge-off ratio at June 30, 2004, was 20 basis points. Actual net charge-offs for the 2004 full year were 24 basis points. There have been only five times in the past 20 years when our full-year net charge-off ratio was less than 25 basis points.

The following table shows how other measures of credit quality improved during the first half of 2005.

---------------------------------------------------------------------------------------------
NONPERFORMING ASSETS (DOLLARS IN MILLIONS)    AT 6/30/05        AT 12/31/04        AT 6/30/04
---------------------------------------------------------------------------------------------
Nonaccruing loans                               $ 54.2             $ 56.4             $ 41.8
% of nonaccruing loans to total loans             0.77%              0.83%              0.64%
Other real estate owned (OREO)                  $  0.2             $  0.2             $  0.2
% of OREO to total loans                             -                  -                  -
Renegotiated loans (nonaccruing)                $  4.9             $  5.2                  -
Total nonperforming assets                      $ 59.3             $ 61.8             $ 42.0
% of nonperforming assets to total loans          0.84%              0.91%              0.65%
---------------------------------------------------------------------------------------------

Nonaccruing loans declined on a year-to-date basis, but they were higher at June 30, 2005, than at the corresponding date last year. This increase reflected a single relationship with a commercial banking client whose business supplies agricultural products throughout the Delaware Valley region. This relationship was transferred to nonaccruing status during the 2005 second quarter. It accounted for the year-over-year increases in total nonperforming assets, and the percentage of nonperforming assets to total loans.

Loans past due 90 days or more were lower at June 30, 2005, than at December 31, 2004, and June 30, 2004, as the following table shows.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

----------------------------------------------------------------------------------------------------------
LOANS PAST DUE 90 DAYS OR MORE                              AT 6/30/05        AT 12/31/04       AT 6/30/04
----------------------------------------------------------------------------------------------------------
Loans past due 90 days or more (in millions)                  $2.9               $5.5              $5.0
% in the commercial portfolio                                   17%                56%               69%
% in the residential mortgage portfolio                         54%                22%               15%
% in the consumer portfolio                                     29%                22%               16%
----------------------------------------------------------------------------------------------------------

At June 30, 2004, and December 31, 2004, more than half of the past-due loan amounts were commercial loans. During the first half of 2005, there was a net transfer of approximately $4 million of past-due commercial loans to nonaccruing status. This reduced the overall amount of total past-due loans, and caused the mix of past-due loans to change on a percentage basis. Although residential and consumer loans represented a larger percentage of past-due loans at June 30, 2005, the dollar amount of past-due residential and consumer loans remained fairly level. At June 30, 2005, residential mortgage and consumer loans accounted for approximately $2.4 million of the $2.9 million total amount of loans past due 90 days or more.

In our internal risk rating analysis, the percentage of loans rated "pass" approached 97%. The 2005 second quarter marked the fifth consecutive quarter that the percentage of loans rated "pass" exceeded 96%. The percentage of loans with pass ratings has been higher than 92% since 1998, and higher than 95% since 2000.

------------------------------------------------------------------------------------
INTERNAL RISK RATING ANALYSIS         AT 6/30/05       AT 12/31/04       AT 6/30/04
------------------------------------------------------------------------------------
Pass                                       96.96%            96.58%           96.24%
Watchlisted                                 2.00%             1.82%            2.19%
Substandard                                 0.82%             1.35%            1.31%
Doubtful                                    0.22%             0.25%            0.26%
------------------------------------------------------------------------------------

The percentage of loans rated "substandard" declined from year-end 2004 because, in January 2005, we received the remaining payment on a $23 million loan that had been transferred to nonaccruing status during the 2004 third quarter.

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

These definitions are consistent with the classifications that regulatory agencies use to define problem and potential problem credits.

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged, as the following table shows.

---------------------------------------------------------------------------------------
COMPOSITION OF THE LOAN PORTFOLIO         AT 6/30/05       AT 12/31/04       AT 6/30/04
---------------------------------------------------------------------------------------
Commercial/financial/agricultural             36%               37%              37%
Commercial real estate/construction           13%               11%              11%
Commercial mortgage                           18%               18%              18%
Residential mortgage                           6%                6%               7%
Consumer                                      19%               19%              18%
Secured with liquid collateral                 8%                9%               9%
---------------------------------------------------------------------------------------

Changes in our provision and reserve for loan losses reflected loan growth, strong credit quality, and the level of loan repayments and recoveries. At June 30, 2005, in light of the levels of past due, nonaccruing, and problem

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005 loans, we believed that the amounts of our provision and reserve for loan losses were adequate, and that they reflected a reasonable assessment of inherent loan losses.

--------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                   2005 Q2      2004 Q2       2005 YTD     2004 YTD
--------------------------------------------------------------------------------------------
Provision for loan losses (in millions)       $3.8         $3.2          $6.9         $8.8
--------------------------------------------------------------------------------------------

The reserve for loan losses reflects our best estimate, based on subjective judgments regarding how collectible loans within the portfolio are, of inherent losses. In calculating the reserve, we evaluate micro and macroeconomic factors, historical net loss experience, delinquency trends, and movements within the internal risk rating classifications, among other things. We reassess the adequacy of the reserve on a quarterly basis as part of the regular application of our reserve methodology.

-------------------------------------------------------------------------------------------------
RESERVE FOR LOAN LOSSES                             AT 6/30/05        AT 12/31/04      AT 6/30/04
-------------------------------------------------------------------------------------------------
Reserve for loan losses (in millions)                  $92.4             $89.7           $92.5
Loan loss reserve ratio                                 1.31%             1.33%           1.43%
Unallocated reserve amount (in millions)               $ 7.7             $ 6.1           $ 6.1
% of total reserve that is unallocated                   8.4%              6.8%            6.6%
-------------------------------------------------------------------------------------------------

We allocate the majority of our reserve for loan losses to specific commercial and retail loans. The portion of the reserve that we do not allocate specifically reflects the inherent losses that we have not accounted for otherwise.

At June 30, 2005, we had serious doubts that $3 million of loans would be repaid on a timely basis, even though those loans were performing in accordance with their terms or were less than 90 days past due. The following table compares this amount with those of prior periods.

----------------------------------------------------------------------------------
SERIOUS DOUBT LOANS                      AT 6/30/05     AT 12/31/04     AT 6/30/04
----------------------------------------------------------------------------------
Serious doubt loans (in millions)           $3.0            $4.1           $27.2
----------------------------------------------------------------------------------

The decline in the amount of serious doubt loans since June 30, 2004, reflects approximately $23 million that was transferred to nonaccruing status during the 2004 third quarter and repaid during the 2005 first quarter.

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

As of June 30, 2005, we had entered into a total of $1.1 billion of interest rate swaps as follows:

- $362.2 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

- $362.2 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market value of the aforementioned swaps we made on behalf of clients.

- $375.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

As of June 30, 2005, our other contractual obligations consisted of:

- Two outstanding loans from the Federal Home Loan Bank of Pittsburgh that total $35.5 million. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $54.2 million. Many of our branch offices in Delaware, and all of our offices outside Delaware, are leased.

- A 77.24% guaranty of a $5.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 6, 2005.

-     Certificates of deposit amounting to $3.5 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $2.98 billion.

The following table summarizes the obligations referenced above and the periods over which they extend.

--------------------------------------------------------------------------------------------------------------
PAYMENTS DUE (IN MILLIONS)       TOTAL     LESS THAN 1 YEAR   1 TO 3 YEARS   3 TO 5 YEARS    MORE THAN 5 YEARS
--------------------------------------------------------------------------------------------------------------
Certificates of deposit        $3,482.8        $3,139.2         $  262.6        $   55.5          $   25.5
Long-term debt obligations        554.7            22.8            195.7            67.9             268.3
Operating lease obligations        54.2             8.6             23.1            14.1               8.4
Guaranty obligations                3.9             3.9                -               -                 -
Total                          $4,095.6        $3,174.5         $  481.4        $  137.5          $  302.2
--------------------------------------------------------------------------------------------------------------

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

Our agreements with CRM, RCM, and GTBA permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information about these agreements, please refer to Note 3, "Affiliates and acquisitions," in our 2004 Annual Report to Shareholders.

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

For more information about our interest rate and other kinds of risk, please refer to Item 3 of this report, "Quantitative and Qualitative Disclosures about Market Risk."

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Please refer to Note 10, "Accounting pronouncements," of this report for a discussion of the impact of recent accounting pronouncements on our financial condition and results of operations.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

The precision of the estimates and assumptions we make depend on a number of underlying variables and a range of possible outcomes. Actual circumstances that differ significantly from our judgments and estimates could have a material impact on our financial results. Our financial results could be affected by, among other things, changes in national or regional economic conditions; changes in market interest rates; significant changes in banking laws or regulations; the impact of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; unanticipated changes in the regulatory, judicial, legislative, or tax treatment of business transactions; and uncertainty created by unrest in other parts of the world.

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005 outstanding balances that considers the net loss experience recognized over a historical period for the respective loan product. We adjust the allocations as necessary.

A portion of the reserve is not allocated specifically to commercial or retail loans. This portion represents inherent losses that may be caused by certain business conditions for which we have not accounted otherwise. These conditions include current economic and market conditions, the complexity of the loan portfolio, payment performance, migration within the internal risk rating classification, the amount of loans we seriously doubt will be repaid, the impact of litigation, and bankruptcy trends.

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

STOCK-BASED EMPLOYEE COMPENSATION: We account for our stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of APB Opinion No. 25, rather than the "fair value" approach prescribed in SFAS No. 123, "Accounting for Stock-based Compensation." The "intrinsic value" approach limits the compensation expense to the excess of a stock option's market price on the grant date over the option's exercise price. Since our stock option plans have exercise prices equal to market values on the grant date, no compensation expense is recognized in the financial statements. The "fair value" approach under SFAS No. 123 takes into account the time value of the option and will generally result in compensation expense being recorded when the grant is awarded.

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

In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to amortize goodwill, and substituted impairment testing in its place. The purpose of impairment testing is to ensure that an amount we record for goodwill does not exceed the asset's actual fair value. We test for impairment annually, or more frequently, if necessary, using a methodology that is consistent with how the value of the associated asset was assigned originally. If this testing indicates that the fair value of the asset is less than its book value, we are required to record an impairment expense. Impairment testing may cause more volatility in reported income than amortization of goodwill, because impairment losses are likely to occur irregularly and in varying amounts.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

OTHER ACCOUNTING POLICIES: For more information about our critical accounting policies, please refer to Note 1, "Summary of significant accounting policies," which begins on page 60 of our 2004 Annual Report to Shareholders, and Note 10, "Accounting pronouncements," in this report.

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

Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur, affect our net interest income and our net interest margin, which are important determinants of our earnings and ability to produce consistent financial results. Changes in market interest rates can trigger repricings and changes in the pace of payments, which individually or in combination may affect our net interest income, positively or negatively.

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

The following table presents how the simulation model projected the impact of gradual and sustained interest rate changes on net interest income over 12-month periods beginning June 30, 2005, and December 31, 2004.

------------------------------------------------------------------------------------
IMPACT OF INTEREST RATE CHANGES             FOR THE 12 MONTHS     FOR THE 12 MONTHS
ON NET INTEREST INCOME                      BEGINNING 6/30/05     BEGINNING 12/31/04
------------------------------------------------------------------------------------
Gradual increase of 250 basis points               2.01%                  3.99%
Gradual decrease of 250 basis points              (7.83)%                (8.11)% (1)
------------------------------------------------------------------------------------

(1) Because the targeted federal funds rate at December 31, 2004, was 2.25%, a scenario that simulated a 250-basis-point decrease would have been unreasonable, since that would have created negative interest rates within the model. Accordingly, the declining-rate scenario for the 12 months beginning December 31, 2004, modeled a gradual downward movement until the federal funds rate equaled zero. The rising rate scenario had no corresponding limit, as rates can increase without limit. As of June 30, 2005, the targeted federal funds rate was 3.25%, allowing for a full 250-basis-point decrease.

The table above shows that, as of June 30, 2005, if the targeted federal funds rate were to increase gradually by a total of 250 basis points over a 10-month period, the model projects that net interest income would increase 2.01% over the year beginning with that period. Similarly, if the targeted federal funds rate were to decrease gradually over that same span of time by a total of 250 basis points, the model projects that net interest income would decline by 7.83% for the year beginning with that period.

Assumptions about retail deposits rates, residential mortgage prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our assumptions about rates and the pace of changes in payments differ for assets and liabilities in rising as well as declining rate environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely what the actual impact of interest rate changes might be on our net interest income.

One of the things we do to manage interest rate risk is to reduce our exposure to fixed-rate residential mortgage loans. We continue to originate new residential mortgages, but we sell most fixed-rate production into the secondary market. In a dynamic interest rate environment, selling fixed-rate residential mortgages eliminates the risk associated with instruments that typically have a 15- to 30-year maturity, and it helps us obtain the best yield opposite the corresponding risk.

Between 2001 and the end of June 2004, managing interest rate risk was particularly challenging. During that span of time, the Federal Open Market Committee (FOMC) instituted a series of downward moves in interest rates that ultimately brought rates to their lowest levels since 1958. At the end of June 2004, the FOMC instituted its first rate increase since May 2000. Since June 2004, the FOMC has continued to move rates upward, as the following table shows.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

FOMC ACTIONS SINCE JANUARY 1, 2004

--------------------------------------------------------------------------------------------------
QUARTER            FOMC ACTIONS                            TARGET FEDERAL FUNDS RATE AT PERIOD END
--------------------------------------------------------------------------------------------------
2004 Q1            No change                                               1.00%
2004 Q2            1 upward move of 25 bps                                 1.25%
2004 Q3            2 upward moves of 25 bps each                           1.75%
2004 Q4            2 upward moves of 25 bps each                           2.25%
2005 Q1            2 upward moves of 25 bps each                           2.75%
2005 Q2            2 upward moves of 25 bps each                           3.25%
--------------------------------------------------------------------------------------------------

Between the beginning of 2001 and the end of June 2004, the magnitude of the FOMC's rate decreases, and the rapid pace at which they occurred, caused the yields on our earning assets to decline by amounts that were far larger than the corresponding decreases in our cost of funds. In the second half of 2004, as interest rates began to rise, this situation reversed, and the increases in our yield on earning assets began to outpace the increases in our cost of funds.

Our net interest income and net interest margin began to benefit from the rising interest rate environment during the first quarter of 2005, and this momentum continued into the second quarter. As the table above shows, rates at the end of the 2005 second quarter were 200 basis points higher than they were at the end of the year-ago second quarter, and 100 basis points higher than at the end of the 2004 fourth quarter. As a result, our average yield on earning assets for the first half of 2005 was 97 basis points higher than for the corresponding period last year, opposite an increase of 84 basis points in the cost of funds.

During the first half of 2005, the increases in the yields on earning assets continued to outpace increases in the cost of funds, and we remained slightly asset sensitive.

The following table presents a comparison of key yields and rates. For a more detailed analysis of our yields and rates, please refer to the "Analysis of earnings" section of this report.

--------------------------------------------------------------------------------------------------------------
AVERAGE YIELDS/RATES               6 MOS. ENDED 6/30/05       12 MOS. ENDED 12/31/04      6 MOS. ENDED 6/30/04
--------------------------------------------------------------------------------------------------------------
Loan balances                              5.93%                        4.87%                       4.61%
Total earning assets                       5.58%                        4.67%                       4.46%
Core interest-bearing deposits             1.29%                        0.85%                       0.75%
Total cost of funds                        1.92%                        1.10%                       0.94%
--------------------------------------------------------------------------------------------------------------

The following table presents a comparison of the percentages of fixed- and floating-rate loans in our portfolio, and of our prime lending rate, which serves as a point of reference for a substantial number of the floating-rate loans in our commercial loan portfolio.

-----------------------------------------------------------------------------------------------------------------
SELECTED LOAN YIELD INDICATORS                                      AT 6/30/05       AT 12/31/04       AT 6/30/04
-----------------------------------------------------------------------------------------------------------------
Wilmington Trust prime lending rate (period-end)                       6.25%             5.25%             4.25%
Percentage of floating-rate loans                                     77.33%             77.0%            75.94%
Percentage of fixed-rate loans                                        22.67%             23.0%            24.06%
----------------------------------------------------------------------------------------------------------------

At June 30, 2005, pricing for approximately 29% of the total commercial loan portfolio was based on LIBOR.

Changes in the yields on our floating-rate loans may not correlate directly with market interest rate changes, because:

- Most of our floating-rate loans reprice within 30 to 45 days of a rate change;

- Not all of our floating-rate loans are pegged to the targeted federal funds rate; and

-     We factor competitive considerations into our pricing decisions.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

FINANCIAL MARKET RISK

Financial market risk is the risk that arises from fluctuations, or volatility, in the equity markets, the fixed income markets, or both. Changes in the market values of financial assets, the stability of particular securities markets, and the level of volatility in financial markets could affect the value of client assets we manage or hold in custody. Changes in the value of these client assets could affect the revenue from our advisory businesses, our total noninterest income, and our overall results.

The following components of noninterest income are based on financial market valuations:

-     Wealth Advisory trust and investment advisory fees

-     Corporate Client retirement services fees

-     Corporate Client cash management fees

-     Affiliate money manager revenue

As the following table shows, 51% - or $38.7 million - of total noninterest income for the 2005 second quarter was subject to financial market risk. For the first six months of 2005, half of total noninterest income - or $77.5 million - was subject to financial market risk.

-------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME BASED ON MARKET VALUATIONS              2005 Q2      2004 Q2      2005 YTD        2004 YTD
-------------------------------------------------------------------------------------------------------------
WAS trust and investment advisory (in millions)            $  30.0      $  26.9      $   59.7        $   53.7
CCS retirement services (in millions)                          3.2          3.2           6.4             5.9
CCS cash management services (in millions)                     1.3          1.5           2.6             3.3
Affiliate manager revenue (in millions)                        4.2          2.7           8.8             5.0
Total $ tied to market valuations (in millions)            $  38.7      $  34.3      $   77.5        $   67.9
% of total noninterest income tied to market values             51%          49%           50%             48%
-------------------------------------------------------------------------------------------------------------

ECONOMIC RISK

A primary factor in our continued loan growth is the economic environment in Delaware Valley region. The regional economy is well diversified across the life sciences, financial services, health care, education, construction, manufacturing, agriculture, and tourism sectors. Economic indicators in the region remained positive:

- According to the Delaware Department of Labor, as of June 2005, Delaware's unemployment rate was 4.1%, versus the national rate of 5.0%. Delaware's unemployment rate has remained below the national average since at least 1990.

- According to Regional Economic Conditions published by the Federal Deposit Insurance Corporation, the unemployment rate for the metropolitan Philadelphia area was 4.7% as of the fourth quarter of 2004 (the most recent report available).

- The Federal Reserve Bank of Philadelphia issued Economic Activity Indexes for Delaware, Pennsylvania, and New Jersey that reported increases in economic activity in all three states over the past 12 months (as of May 2005, the most recent report available).

- The Federal Deposit Insurance Corporation reported that Delaware had the 12th highest rate of employment growth in the United States in the 2005 first quarter.

- According to the U.S. Census Bureau, Delaware is the seventh-fastest-growing state in the United States, and the fifth most popular for attracting permanent residents aged 65 and older.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

- Kiplinger's ranks Delaware among the top U.S. retirement destinations, due to the state's favorable tax environment, affordable housing relative to other mid-Atlantic states, and convenient location along the New York/Washington, D.C. corridor.

- According to the Delaware Department of Labor, the health care, construction, leisure, hospitality, professional services, and technical business services sectors combined have added 6,700 jobs in Delaware since June 2004.

- In October 2004, Juniper Bank announced plans to add 780 jobs in Delaware over the next four years.

- On July 26, the Delaware Economic Development Office announced that Paris-based Air Liquide had committed to add more than 100 scientists to its workforce in Delaware.

In June 2005, Bank of America Corporation announced its intention to acquire MBNA Corporation, and said that it plans to eliminate as many as 6,000 jobs between the two companies after the transaction is complete. According to their respective 2004 annual reports, Bank of America has approximately 176,000 full-time equivalent (FTE) employees and MBNA has approximately 26,300 FTE employees.

MBNA has approximately 10,500 employees in Delaware, and is the state's largest employer. Bank of America has approximately 1,300 employees in Delaware. Since neither company has indicated when or where those job eliminations will occur, it is impossible to predict what effect potential job losses at either company would have on Delaware's economy or on our company's financial condition.

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

REGULATORY RISK

Regulatory risk is the risk of sanctions that various state and federal authorities may impose on us if we fail to comply adequately with regulatory requirements, including those specified by the Bank Secrecy Act, the USA Patriot Act, the Sarbanes-Oxley Act, and other applicable legal and regulatory requirements. To limit this risk, we employ policies and procedures to reduce the risk of failing to comply with these requirements.

LEGAL RISK

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the second quarter or first half of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust stock during the second quarter.

------------------------------------------------------------------------------------------------------
                                                                                    (d) Maximum Number
                                                                                      (or Approximate
                           (a) Total Number        (b)        (c) Total Number of    Dollar Value) of
                             of Shares (or    Average Price    Shares (or Units)     Shares (or Units)
                           Units) Purchased      Paid per      Purchased as Part      that May Yet Be
                                                Share (or         of Publicly         Purchased Under
                                                  Unit)        Announced Plans or      the Plans or
Period                                                             Programs             Programs
------------------------------------------------------------------------------------------------------
Month #1                          4,892           $34.54             4,892               7,327,703
April 1, 2005 -
April 30, 2005
Month #2
May 1, 2005 -
May 31, 2005                      2,153           $35.42             2,153               7,325,550
Month #3
June 1, 2005 -
June 30, 2005                         -                -                 -               7,325,550
Total                             7,045           $34.81             7,045               7,325,550
------------------------------------------------------------------------------------------------------

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the first half of 2005 was consistent with the Federal Reserve Board's policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Shareholders' Meeting on April 21, 2005 (Annual Meeting), the nominees for directors of the Corporation proposed were elected. Shareholders cast votes for those nominees as follows:

--------------------------------------------------------------------
NOMINEE                              FOR                 WITHHELD
--------------------------------------------------------------------
Carolyn S. Burger              56,189,286.789          2,179,660.738
Roberts V.A. Harra Jr.         57,834,625.405            534,322.122
Rex L. Mears                   57,746,902.204            622,045.323
Robert W. Tunnell Jr.          57,705,739.621            663,208.906
--------------------------------------------------------------------

The terms of Ted T. Cecala, Richard R. Collins, Charles S. Crompton Jr., R. Keith Elliott, Rex L. Mears, Hugh E. Miller, Stacey J. Mobley, David P. Roselle, H.Rodney Sharp III, and Thomas P. Sweeney continued after the Annual Meeting.

In other business at the Annual Meeting, shareholders approved our 2005 Long-term Incentive Plan. That plan, which is designed to help us attract and retain key staff members, directors, and advisory board members, is for a term of three years, and it authorized the issuance of up to 4,000,000 shares of our common stock. Shareholders cast votes for that plan as follows:

-------------------------------------------------------------------------------------------------
OTHER MATTER SUBMITTED TO A VOTE OF SHAREHOLDERS      FOR              AGAINST         ABSTAIN
-------------------------------------------------------------------------------------------------
2005 Long-term incentive plan                    37,550,410.639     7,586,877.071     959,016.817
-------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number                 Exhibit
-------           ---------------------------------------------------------
3.1               Amended and Restated Certificate of Incorporation of the
                  Corporation (Commission File Number 1-14659)(1)

3.2               Amended Certificate of Designation of Series A Junior
                  Participating Preferred Stock of the Corporation (Commission
                  File Number 1-14659) (2)

3.3               Amended and Restated Bylaws of the Corporation (Commission
                  File Number 1-14659) (3)

31                Rule 13a 14(a)/15d-14(a) Certifications (4)

32                Section 1350 Certification (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)   Filed herewith.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WILMINGTON TRUST CORPORATION

Date: August 9, 2005        /s/ Ted T. Cecala
                            ---------------------------------------------------
                            Name: Ted T. Cecala
                            Title: Chairman of the Board and Chief Executive
                                   Officer
                                   (Authorized Officer)

Date: August 9, 2005        /s/ David R. Gibson
                            ---------------------------------------------------
                            Name: David R. Gibson
                            Title: Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Financial Officer)