Form 10-Q
period 2005-09-30
WILMINGTON TRUST CORP
filed 2005-11-09
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number: 1-14659
                        --------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         51-0328154
--------------------------------------------------------------------------------
      (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                        Identification No.)



RODNEY SQUARE NORTH, 1100 NORTH MARKET STREET, WILMINGTON, DELAWARE     19890
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

[X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of September 30, 2005
------------------------------              ------------------------------------
COMMON STOCK - PAR VALUE $1.00                           67,820,167

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

                          THIRD QUARTER 2005 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)
           Consolidated Statements of Condition                               1
           Consolidated Statements of Income                                  3
           Consolidated Statements of Cash Flows                              5
           Notes to Consolidated Financial Statements                         7
Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         19
Item 3     Quantitative and Qualitative Disclosures About Market Risk        57
Item 4     Controls and Procedures                                           62

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                                 63
Item 1A    Risk Factors                                                      63
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       63
Item 3     Defaults upon Senior Securities                                   64
Item 4     Submission of Matters to a Vote of Security Holders               64
Item 5     Other Information                                                 64
Item 6     Exhibits                                                          64

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                       ----------------------------
                                                       September 30,   December 31,
(In millions, except share amounts)                             2005           2004
-----------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                  $   286.8       $  248.6
                                                         ------------------------
Federal funds sold and securities purchased
   under agreements to resell                                 64.0           63.3
                                                         ------------------------
Investment securities available for sale:
   U.S. Treasury and government agencies                     526.2          441.3
   Obligations of state and political subdivisions             9.0            9.8
   Other securities                                        1,389.1        1,359.1
---------------------------------------------------------------------------------
      Total investment securities available for sale       1,924.3        1,810.2
                                                         ------------------------
Investment securities held to maturity:
   Obligations of state and political subdivisions
      (market values of $2.3 and $2.8 respectively)            2.2            2.6
   Other securities (market value of $0.5)                     0.5            0.5
---------------------------------------------------------------------------------
      Total investment securities held to maturity             2.7            3.1
                                                         ------------------------
Loans:
   Commercial, financial, and agricultural                 2,511.4        2,505.2
   Real estate - construction                              1,032.0          735.4
   Mortgage - commercial                                   1,260.8        1,246.8
---------------------------------------------------------------------------------
      Total commercial loans                               4,804.2        4,487.4
                                                         ------------------------
   Mortgage - residential                                    450.9          431.3
   Consumer                                                1,414.8        1,239.6
   Secured with liquid collateral                            622.9          604.7
---------------------------------------------------------------------------------
      Total retail loans                                   2,488.6        2,275.6
                                                         ------------------------
      Total loans net of unearned income                   7,292.8        6,763.0
   Reserve for loan losses                                   (93.4)         (89.7)
---------------------------------------------------------------------------------
      Net loans                                            7,199.4        6,673.3
                                                         ------------------------
Premises and equipment, net                                  147.2          150.3
Goodwill                                                     344.3          337.0
Other intangible assets                                       40.2           43.8
Accrued interest receivable                                   49.2           38.3
Other assets                                                 135.8          142.3
---------------------------------------------------------------------------------
      Total assets                                       $10,193.9       $9,510.2
                                                         ========================

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                                           ----------------------------
                                                           September 30,   December 31,
(In millions, except share amounts)                                 2005           2004
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                $ 1,060.8       $1,118.8
   Interest-bearing:
      Savings                                                    332.7          355.5
      Interest-bearing demand                                  2,317.5        2,442.5
      Certificates under $100,000                                840.6          765.4
      Local CDs $100,000 and over                                411.0          305.4
-------------------------------------------------------------------------------------
         Total core deposits                                   4,962.6        4,987.6
      National CDs $100,000 and over                           2,586.3        1,884.3
-------------------------------------------------------------------------------------
         Total deposits                                        7,548.9        6,871.9
                                                             ------------------------
Short-term borrowings:
   Federal funds purchased and securities sold
      under agreements to repurchase                           1,104.4        1,120.2
   U.S. Treasury demand                                           12.9           37.1
-------------------------------------------------------------------------------------
         Total short-term borrowings                           1,117.3        1,157.3
                                                             ------------------------
Accrued interest payable                                          41.9           25.6
Other liabilities                                                114.3          141.4
Long-term debt                                                   403.1          408.6
-------------------------------------------------------------------------------------
         Total liabilities                                     9,225.5        8,604.8
                                                             ------------------------
Minority interest                                                  0.2            0.1
                                                             ------------------------
Stockholders' equity:
   Common stock ($1.00 par value) authorized
      150,000,000 shares; issued 78,528,346                       78.5           78.5
   Capital surplus                                               102.4           95.2
   Retained earnings                                           1,080.3        1,015.3
   Accumulated other comprehensive loss                          (36.2)         (22.7)
-------------------------------------------------------------------------------------
         Total contributed capital and retained earnings       1,225.0        1,166.3
   Less: Treasury stock, at cost, 10,708,179 and
            11,122,924 shares, respectively                     (256.8)        (261.0)
-------------------------------------------------------------------------------------
         Total stockholders' equity                              968.2          905.3
                                                             ------------------------
         Total liabilities and stockholders' equity          $10,193.9       $9,510.2
                                                             ========================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                        ------------------------------------------------------
                                                        For the three months ended   For the nine months ended
                                                                     September 30,               September 30,
                                                        ------------------------------------------------------
                                                                     2005     2004              2005     2004
--------------------------------------------------------------------------------------------------------------
(In millions; except share data)
NET INTEREST INCOME
Interest and fees on loans                                          $114.3   $79.4             $311.8   $226.2
Interest and dividends on investment securities:
   Taxable interest                                                   18.6    16.3               52.9     48.1
   Tax-exempt interest                                                 0.1     0.1                0.5      0.4
   Dividends                                                           1.4     1.9                4.5      5.5
Interest on federal funds sold and securities
   purchased under agreements to resell                                0.5     0.1                0.7      0.2
--------------------------------------------------------------------------------------------------------------
   Total interest income                                             134.9    97.8              370.4    280.4
                                                                    ------------------------------------------
Interest on deposits                                                  36.5    14.9               89.4     40.4
Interest on short-term borrowings                                      9.2     5.4               24.7     12.4
Interest on long-term debt                                             5.5     3.5               14.9      9.6
--------------------------------------------------------------------------------------------------------------
   Total interest expense                                             51.2    23.8              129.0     62.4
                                                                    ------------------------------------------
Net interest income                                                   83.7    74.0              241.4    218.0
Provision for loan losses                                             (2.9)   (2.9)              (9.8)   (11.6)
--------------------------------------------------------------------------------------------------------------
   Net interest income after provision
      for loan losses                                                 80.8    71.1              231.6    206.4
                                                                    ------------------------------------------
NONINTEREST INCOME
Advisory fees:
   Wealth Advisory Services:
      Trust and investment advisory fees                              32.0    27.4               91.6     81.1
      Mutual fund fees                                                 5.2     5.0               14.5     15.1
      Planning and other services                                      6.3     4.6               23.3     17.8
--------------------------------------------------------------------------------------------------------------
         Total Wealth Advisory Services                               43.5    37.0              129.4    114.0
                                                                    ------------------------------------------
   Corporate Client Services:
      Capital markets services                                         8.7     7.1               24.5     23.3
      Entity management services                                       5.7     5.8               17.5     16.8
      Retirement services                                              3.3     2.9                9.7      8.9
      Cash management services                                         1.4     1.4                4.0      4.6
--------------------------------------------------------------------------------------------------------------
         Total Corporate Client Services                              19.1    17.2               55.7     53.6
                                                                    ------------------------------------------
   Cramer Rosenthal McGlynn                                            3.4     2.5               11.8      7.1
   Roxbury Capital Management                                          0.3     0.3                0.8      0.7
--------------------------------------------------------------------------------------------------------------
      Advisory fees                                                   66.3    57.0              197.7    175.4
   Amortization of affiliate other intangibles                        (1.0)   (0.6)              (3.1)    (1.5)
--------------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate other intangibles                               65.3    56.4              194.6    173.9
                                                                    ------------------------------------------

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                                     -------------------------------------------------------
                                                     For the three months ended    For the nine months ended
                                                                  September 30,                September 30,
                                                     -------------------------------------------------------
                                                                 2005      2004              2005      2004
------------------------------------------------------------------------------------------------------------
(In millions; except share data)
Service charges on deposit accounts                                7.4       7.8              20.9      24.1
Loan fees and late charges                                         2.0       1.7               5.3       4.6
Card fees                                                          2.0       2.1               6.0       6.5
Other noninterest income                                           3.0       0.8               5.9       2.6
Securities gains                                                    --       0.6               0.8       0.6
------------------------------------------------------------------------------------------------------------
   Total noninterest income                                       79.7      69.4             233.5     212.3
                                                               ---------------------------------------------
   Net interest and noninterest income                           160.5     140.5             465.1     418.7
                                                               ---------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                                35.4      33.8             103.3      98.6
Incentives and bonuses                                             7.6       7.1              24.3      21.8
Employment benefits                                               11.6      10.3              35.8      31.2
Net occupancy                                                      5.5       5.2              16.3      15.5
Furniture, equipment, and supplies                                 8.7       8.1              26.3      23.5
Advertising and contributions                                      2.4       1.9               6.6       6.2
Servicing and consulting fees                                      2.3       3.4               7.3       8.4
Subadvisor expense                                                 2.7       2.5               6.9       7.0
Travel, entertainment, and training                                2.6       2.2               6.2       6.2
Originating and processing fees                                    2.8       2.1               7.7       6.2
Legal and auditing fees                                            1.6       1.3               5.2       3.9
Other noninterest expense                                          8.6       9.0              24.9      24.0
------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                      91.8      86.9             270.8     252.5
                                                               ---------------------------------------------
NET INCOME
   Income before income taxes and minority
      interest                                                    68.7      53.6             194.3     166.2
Income tax expense                                                24.2      19.2              69.2      58.9
------------------------------------------------------------------------------------------------------------
   Net income before minority interest                            44.5      34.4             125.1     107.3
Minority interest                                                  0.1        --               0.2       0.7
------------------------------------------------------------------------------------------------------------
   Net income                                                  $  44.4   $  34.4           $ 124.9   $ 106.6
                                                               =============================================
Net income per share:
   Basic                                                       $  0.66   $  0.51           $  1.85   $  1.60
                                                               =============================================
   Diluted                                                     $  0.65   $  0.50           $  1.82   $  1.57
                                                               =============================================
Weighted average shares outstanding:
   Basic (000s)                                                 67,788    67,321            67,630    66,596
   Diluted (000s)                                               68,699    68,468            68,440    67,805

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Wilmington Trust Corporation and Subsidiaries

                                                                                    -------------------------
                                                                                    For the nine months ended
                                                                                                September 30,
                                                                                    -------------------------
(In millions)                                                                               2005       2004
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                             $ 124.9   $   106.6
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                               9.8        11.6
      Provision for depreciation and other amortization                                      14.5        14.4
      Amortization of other intangible assets                                                 4.0         2.5
      Minority interest in net income                                                         0.2         0.7
      Amortization of investment securities available for sale
         discounts and premiums                                                               3.1        10.1
      Deferred income taxes                                                                  (0.1)       (0.7)
      Originations of residential mortgages available for sale                              (79.1)      (59.2)
      Gross proceeds from sales of residential mortgages                                     80.3        60.3
      Gains on sales of residential mortgages                                                (1.2)       (1.1)
      Securities gains                                                                       (0.8)       (0.6)
      Income tax benefit realized on employee exercise of stock options                       0.8         1.1
      Increase in other assets                                                              (17.6)       (3.5)
      Decrease in other liabilities                                                          (3.3)       (5.7)
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                          135.5       136.5
                                                                                          -------------------

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale                           32.2        30.7
   Proceeds from maturities of investment securities available for sale                     392.8       995.4
   Proceeds from maturities of investment securities held to maturity                         0.5         1.0
   Purchases of investment securities available for sale                                   (561.8)   (1,027.0)
   Purchases of investment securities held to maturity                                       (0.1)         --
   Investments in affiliates                                                                   --       (15.7)
   Cash paid for purchase of subsidiary                                                      (0.6)      (33.0)
   Purchase of minority interest                                                               --        (1.3)
   Purchases of residential mortgages                                                        (7.6)       (5.2)
   Net increase in loans                                                                   (528.3)     (395.7)
   Purchases of premises and equipment                                                      (11.9)      (32.6)
   Dispositions of premises and equipment                                                     0.8        19.3
-------------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                                            (684.0)     (464.1)
                                                                                          -------------------

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                                                                    -------------------------
                                                                                    For the nine months ended
                                                                                                September 30,
                                                                                    -------------------------
(In millions)                                                                                  2005     2004
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net (decrease)/increase in demand, savings, and interest-bearing
      demand deposits                                                                         (205.8)   109.4
   Net increase in certificates of deposit                                                     882.8    302.7
   Net (decrease)/increase in federal funds purchased and securities sold
      under agreements to repurchase                                                           (15.8)   291.1
   Net (decrease)/increase in U.S. Treasury demand                                             (24.2)    30.3
   Net decrease in line of credit                                                                 --     (8.0)
   Cash dividends                                                                              (59.9)   (55.9)
   Distributions to minority shareholders                                                       (0.1)    (0.8)
   Proceeds from common stock issued under employment benefit plans                             12.3     14.2
   Payments for common stock acquired through buybacks                                          (1.7)   (19.6)
-------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                             587.6    663.4
                                                                                              ---------------
   Effect of foreign currency translation on cash                                               (0.2)      --
                                                                                              ---------------
   Increase in cash and cash equivalents                                                        38.9    335.8
   Cash and cash equivalents at beginning of period                                            311.9    214.0
-------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                                           $350.8   $549.8
                                                                                              ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                                $112.7   $ 62.3
      Taxes                                                                                     54.4     65.7
   In conjunction with the acquisition of Balentine & Company, LLC,
      Cramer Rosenthal McGlynn, LLC, Roxbury Capital
      Management, LLC, and Camden Partners Holdings, LLC,
      liabilities were assumed as follows:
      Book value of assets acquired                                                              0.1   $  6.4
      Goodwill and other intangible assets acquired                                              8.2     92.7
                                                                                              ---------------
      Fair value of assets acquired                                                              8.3     99.1
      Common stock issued                                                                         --    (48.4)
      Cash paid                                                                                 (0.6)   (50.7)
-------------------------------------------------------------------------------------------------------------
   Liabilities assumed                                                                        $  7.7    $  --
                                                                                              ===============

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - STOCK-BASED COMPENSATION PLANS

At September 30, 2005, we had three types of stock-based compensation plans, which are described in Note 18, "Stock-based compensation," which begins on page 80 of our 2004 Annual Report to Shareholders.

We account for our stock-based employee compensation plans under the "intrinsic value" approach, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 and related interpretations, rather than under the "fair value" approach prescribed in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." For information on the differences between these two methods, please refer to the discussion of "Stock-based employee compensation" in the "Critical accounting policies and estimates" section of this report, or Note 1, "Summary of significant accounting policies," which begins on page 60 of our 2004 Annual Report to Shareholders.

If we had accounted for stock-based compensation under SFAS No. 123, our net income would have been as shown in the following pro forma disclosure. We used the Black-Scholes option-pricing model to determine stock compensation expense.





                                                          --------------------------------------------------------
STOCK OPTION EXPENSE PRO FORMA                            For the three months ended     For the nine months ended
                                                                       September 30,                 September 30,
                                                          --------------------------------------------------------
(In millions, except per share amounts)                                2005    2004                2005     2004
------------------------------------------------------------------------------------------------------------------
Net income:
As reported                                                           $44.4   $34.4               $124.9   $106.6
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                          (1.5)   (1.3)                (4.3)    (3.9)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income                                                  $42.9   $33.1               $120.6   $102.7

Basic earnings per share:
As reported                                                           $0.66   $0.51               $ 1.85   $ 1.60
Pro forma                                                              0.63    0.49                 1.78     1.54

Diluted earnings per share:
As reported                                                           $0.65   $0.50               $ 1.82   $ 1.57
Pro forma                                                              0.62    0.48                 1.76     1.51

In addition, we made grants of restricted stock to certain employees. We amortize the value of these awards into compensation expense over the applicable vesting period and we record forfeitures as they are incurred. During the restriction period, award recipients have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership. Expenses in connection with restricted stock awards were as follows:

                                                    -------------------------------------------------------
                                                    For the three months ended    For the nine months ended
                                                                 September 30,                September 30,
                                                    -------------------------------------------------------
                                                                  2005    2004                2005     2004
-----------------------------------------------------------------------------------------------------------
Restricted stock award expense (in millions)                      $0.1    $--                 $0.3     $0.1

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


NOTE 2 - ACCOUNTING AND REPORTING POLICIES

We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), and with practices generally accepted within the banking industry. The information for interim periods is unaudited, and includes all adjustments of a normal recurring nature which we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation.

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

NOTE 3 - COMPREHENSIVE INCOME




                                                             ------------------------------------------------------
OTHER COMPREHENSIVE INCOME                                   For the three months ended   For the nine months ended
                                                                          September 30,               September 30,
                                                             ------------------------------------------------------
(in millions)                                                             2005    2004                2005     2004
-------------------------------------------------------------------------------------------------------------------
Net income                                                               $44.4   $34.4              $124.9   $106.6
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                       (7.8)   13.9               (12.5)    (3.3)
Reclassification adjustment for securities gains
   included in net income                                                   --    (0.4)               (0.5)    (0.4)
Net unrealized holding gains arising during the
   period on derivatives used for cash flow hedge                           --     0.1                  --      0.1
Reclassification adjustment for derivative gains
   included in net income                                                   --    (0.1)               (0.1)    (0.2)
Foreign currency translation adjustments                                  (0.1)     --                (0.4)    (0.1)
                                                                         ------------------------------------------
Total comprehensive income                                               $36.5   $47.9              $111.4    102.7
                                                                         ==========================================

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                -------------------------------------------------------
                                                For the three months ended    For the nine months ended
                                                             September 30,                September 30,
                                                -------------------------------------------------------
(In millions; except per share data)                         2005    2004                2005     2004
-------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                               $44.4   $ 34.4              $124.9   $106.6
-------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                        67.8     67.3                67.6     66.6
-------------------------------------------------------------------------------------------------------
   Effect of dilutive securities:
      Employee stock options                                  0.9      1.2                 0.8      1.2
-------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                         68.7     68.5                68.4     67.8
-------------------------------------------------------------------------------------------------------
Basic earnings per share                                    $0.66   $ 0.51              $ 1.85   $ 1.60
=======================================================================================================
Diluted earnings per share                                  $0.65   $ 0.50              $ 1.82   $ 1.57
=======================================================================================================
Cash dividends per share                                    $0.30   $0.285              $0.885   $ 0.84

The number of anti-dilutive stock options excluded was 0.0 and 0.7 million for the three- and nine-month periods ended September 30, 2005. The number of anti-dilutive stock options excluded was 1.0 million for the three- and nine-month periods ended September 30, 2004.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


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

The following tables present financial data by segment for the three- and nine-month periods ended September 30, 2005, and September 30, 2004.

-----------------------------------------------------------------------------------------------------
                                                            Wealth    Corporate   Affiliate
Three months ended                              Regional   Advisory     Client      Money
September 30, 2005 (in millions)                 Banking   Services    Services    Managers   Totals
-----------------------------------------------------------------------------------------------------
Net interest income                              $ 77.7     $  6.0     $  2.6       $(2.6)    $ 83.7
Provision for loan losses                          (2.7)      (0.2)        --          --       (2.9)
-----------------------------------------------------------------------------------------------------
Net interest income after provision                75.0        5.8        2.6        (2.6)      80.8
Advisory fees:
   Wealth Advisory Services                         0.4       40.4        2.7          --       43.5
   Corporate Client Services                        0.3         --       18.8          --       19.1
   Affiliate Money Managers                          --         --         --         3.7        3.7
-----------------------------------------------------------------------------------------------------
      Advisory fees                                 0.7       40.4       21.5         3.7       66.3
   Amortization of other intangibles                 --       (0.8)        --        (0.2)      (1.0)
-----------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                       0.7       39.6       21.5         3.5       65.3
Other noninterest income                           13.6        0.4        0.4          --       14.4
-----------------------------------------------------------------------------------------------------
Net interest and noninterest income                89.3       45.8       24.5         0.9      160.5
Noninterest expense                               (39.2)     (34.2)     (18.4)         --      (91.8)
-----------------------------------------------------------------------------------------------------
Segment profit before income taxes                 50.1       11.6        6.1         0.9       68.7
Applicable income taxes and minority interest      17.4        4.1        2.3         0.5       24.3
-----------------------------------------------------------------------------------------------------
Segment net income                               $ 32.7     $  7.5     $  3.8       $ 0.4     $ 44.4
====================================================================================================
Depreciation and amortization                    $  4.1     $  1.8     $  1.4       $ 0.1     $  7.4

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                                            Wealth    Corporate   Affiliate
Three months ended                              Regional   Advisory     Client      Money
September 30, 2004 (in millions)                 Banking   Services    Services    Managers   Totals
----------------------------------------------------------------------------------------------------
Net interest income                              $ 68.0     $  5.1     $  2.4       $(1.5)    $ 74.0
Provision for loan losses                          (3.2)       0.3         --          --       (2.9)
----------------------------------------------------------------------------------------------------
Net interest income after provision                64.8        5.4        2.4        (1.5)      71.1
Total advisory fees:
   Wealth Advisory Services                         0.5       34.3        2.2          --       37.0
   Corporate Client Services                        0.1         --       17.1          --       17.2
   Affiliate Money Managers                          --         --         --         2.8        2.8
----------------------------------------------------------------------------------------------------
      Advisory fees                                 0.6       34.3       19.3         2.8       57.0
   Amortization of other intangibles                 --       (0.3)      (0.1)       (0.2)      (0.6)
----------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                       0.6       34.0       19.2         2.6       56.4
Other noninterest income                           12.8       (0.8)       0.4          --       12.4
----------------------------------------------------------------------------------------------------
Securities gains                                    0.6         --         --          --        0.6
Net interest and noninterest income                78.8       38.6       22.0         1.1      140.5
Noninterest expense                               (35.4)     (33.6)     (17.9)         --      (86.9)
----------------------------------------------------------------------------------------------------
Segment profit before income taxes                 43.4        5.0        4.1         1.1       53.6
Applicable income taxes and minority interest      15.3        1.8        1.6         0.5       19.2
----------------------------------------------------------------------------------------------------
Segment net income                               $ 28.1     $  3.2     $  2.5       $ 0.6     $ 34.4
====================================================================================================
Depreciation and amortization                    $  5.6     $  2.1     $  1.4       $ 0.1     $  9.2

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


------------------------------------------------------------------------------------------------------
                                                            Wealth    Corporate   Affiliate
Nine months ended                               Regional   Advisory     Client      Money
September 30, 2005 (in millions)                 Banking   Services    Services    Managers    Totals
------------------------------------------------------------------------------------------------------
Net interest income                             $  223.7   $   16.9    $  7.8      $ (7.0)    $  241.4
Provision for loan losses                           (9.3)      (0.5)       --          --         (9.8)
------------------------------------------------------------------------------------------------------
Net interest income after provision                214.4       16.4       7.8        (7.0)       231.6
Total advisory fees:
   Wealth Advisory Services                          1.3      121.0       7.1          --        129.4
   Corporate Client Services                         0.7         --      55.0          --         55.7
   Affiliate Money Managers                           --         --        --        12.6         12.6
------------------------------------------------------------------------------------------------------
      Advisory fees                                  2.0      121.0      62.1        12.6        197.7
   Amortization of other intangibles                  --       (2.2)     (0.3)       (0.6)        (3.1)
------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                        2.0      118.8      61.8        12.0        194.6
Other noninterest income                            36.0        1.0       1.1          --         38.1
Securities gains                                     0.8         --        --          --          0.8
------------------------------------------------------------------------------------------------------
Net interest and noninterest income                253.2      136.2      70.7         5.0        465.1
Noninterest expense                               (111.1)    (105.2)    (54.5)         --       (270.8)
------------------------------------------------------------------------------------------------------
Segment profit before income taxes                 142.1       31.0      16.2         5.0        194.3
Applicable income taxes and minority interest       49.5       11.0       6.1         2.8         69.4
------------------------------------------------------------------------------------------------------
Segment net income                              $   92.6   $   20.0    $ 10.1      $  2.2     $  124.9
======================================================================================================
Depreciation and amortization                   $   10.9   $    6.4    $  3.8      $  0.5     $   21.6
Investment in equity method investees                 --         --        --       253.7        253.7
Segment average assets                           7,920.2    1,318.6     186.8       259.4      9,685.0

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


------------------------------------------------------------------------------------------------------
                                                            Wealth    Corporate   Affiliate
Nine months ended                               Regional   Advisory     Client      Money
September 30, 2004 (in millions)                 Banking   Services    Services    Managers    Totals
------------------------------------------------------------------------------------------------------
Net interest income                             $  196.7   $   18.0    $  7.3      $ (4.0)    $  218.0
Provision for loan losses                          (11.6)        --        --          --        (11.6)
------------------------------------------------------------------------------------------------------
Net interest income after provision                185.1       18.0       7.3        (4.0)       206.4
Total advisory fees:
   Wealth Advisory Services                          1.4      105.7       6.9          --        114.0
   Corporate Client Services                         0.7         --      52.9          --         53.6
   Affiliate Money Managers                           --         --        --         7.8          7.8
------------------------------------------------------------------------------------------------------
      Advisory fees                                  2.1      105.7      59.8         7.8        175.4
   Amortization of other intangibles                  --       (0.6)     (0.4)       (0.5)        (1.5)
------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                        2.1      105.1      59.4         7.3        173.9
Other noninterest income                            35.8        0.9       1.1          --         37.8
Securities gains                                     0.6         --        --          --          0.6
------------------------------------------------------------------------------------------------------
Net interest and noninterest income                223.6      124.0      67.8         3.3        418.7
Noninterest expense                               (104.9)     (98.6)    (49.0)         --       (252.5)
------------------------------------------------------------------------------------------------------
Segment profit before income taxes                 118.7       25.4      18.8         3.3        166.2
Applicable income taxes and minority interest       41.3        9.6       7.1         1.6         59.6
------------------------------------------------------------------------------------------------------
Segment net income                              $   77.4   $   15.8    $ 11.7      $  1.7     $  106.6
======================================================================================================

Depreciation and amortization                   $   16.5   $    5.8    $  4.3      $  0.4     $   27.0
Investment in equity method investees                 --         --        --       253.7        253.7
Segment average assets                           7,417.8    1,180.7     203.1       247.5      9,049.1

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing us to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties.

At September 30, 2005, we had entered into a total of $1.1 billion notional amount of interest rate swaps as follows:

- $364.4 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $364.4 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

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

For the third quarter of 2005, we reclassified to earnings approximately $26,764 of gains from our sale of interest rate floors in 2001. During the remainder of 2005, we do not expect to reclassify any gains in "Accumulated other comprehensive income" to earnings.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

-----------------------------------------------------------------------------------------------------
                                       September 30, 2005                    December 31, 2004
                               ----------------------------------   ---------------------------------
                                  Gross                       Net      Gross                      Net
                               carrying    Accumulated   carrying   carrying    Accumulated  carrying
(In millions)                    amount   amortization     amount     amount   amortization    amount
-----------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)        $374.1        $29.8       $344.3     $366.8        $29.8       $337.0
                                =====================================================================
Other intangibles
Amortizing:
   Mortgage servicing rights    $  8.8        $ 5.8       $  3.0     $  8.0        $ 4.9       $  3.1
   Client lists                   42.8         10.8         32.0       43.2          7.7         35.5
   Acquisition costs               1.7          1.7           --        1.7          1.7           --
   Other intangibles               0.7          0.7           --        0.7          0.7           --
Nonamortizing
   Other intangible assets         5.2           --          5.2        5.2           --          5.2
-----------------------------------------------------------------------------------------------------
Total other intangibles         $ 59.2        $19.0       $ 40.2     $ 58.8        $15.0       $ 43.8
                                =====================================================================

The amortization expense of other intangible assets for the three and nine months ended September 30 was as follows:

                       -------------------------------------------------------
                       For the three months ended   For the nine months ended
                              September 30,               September 30,
                       -------------------------------------------------------
(In millions)                 2005   2004                 2005   2004
---------------------------------------------------------------------
Amortization expense          $1.3   $0.9                 $4.0   $2.5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


The estimated amortization expense of other intangible assets for each of the next five fiscal years is as follows:

Estimated annual amortization expense (in millions)
------------------------------------------------------------
For the year ended December 31, 2006                    $4.9
For the year ended December 31, 2007                    $4.6
For the year ended December 31, 2008                    $3.8
For the year ended December 31, 2009                    $3.2
For the year ended December 31, 2010                    $2.8

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30 were as follows:

                                                                     2005
                                            -----------------------------------------------------
                                                        Wealth    Corporate   Affiliate
                                            Regional   Advisory     Client      Money
(In millions)                                Banking   Services    Services    Managers   Total
-------------------------------------------------------------------------------------------------
Balance as of January 1, 2005                 $3.8       $84.3      $10.3       $238.6    $337.0
Goodwill acquired                               --          --        8.2           --       8.2
Decrease in carrying value due to foreign
   currency translation adjustments             --          --       (0.9)          --      (0.9)
------------------------------------------------------------------------------------------------
Balance as of September 30, 2005              $3.8       $84.3      $17.6       $238.6    $344.3
                                              ==================================================

                                                           2004
                                   ----------------------------------------------------
                                               Wealth    Corporate   Affiliate
                                   Regional   Advisory     Client      Money
(In millions)                       Banking   Services    Services    Managers    Total
---------------------------------------------------------------------------------------
Balance as of January 1, 2004        $3.8       $ 4.4       $7.8       $227.2    $243.2
Goodwill acquired                      --        70.7         --         11.7      82.4
---------------------------------------------------------------------------------------
Balance as of September 30, 2004     $3.8       $75.1       $7.8       $238.9    $325.6
                                     ==================================================

The goodwill acquired in 2005 consists of:

- $7.3 million of deferred payments associated with the acquisition of SPV Management, recorded under Corporate Client Services.

- $0.9 million associated with the acquisition of Charleston Captive Management Company, recorded under Corporate Client Services.

The goodwill acquired in 2004 consists of:

- $70.4 million recorded in connection with the payment of a portion of the purchase price for our interest in Balentine Delaware Holding Company, LLC.(1)

- $0.3 million recorded under Wealth Advisory Services in connection with Balentine Delaware Holding Company, LLC's acquisition of the remaining interests in Balentine & Company of Tennessee, LLC.(1)

- $11.7 million recorded under Affiliate Money Managers in connection with an increase in WTI's equity interest in Cramer Rosenthal McGlynn.

(1) In January 2005, the Balentine name was changed to Wilmington Trust Investment Management, LLC.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


The following table lists other intangible assets acquired during the nine months ended September 30.

                                               2005                                 2004
                                -----------------------------------------------------------------------
                                                        Weighted                             Weighted
                                                        average                              average
                                                      amortization                         amortization
                                 Amount    Residual      period       Amount    Residual      period
(In millions)                   assigned     Value      in years     assigned     value      in years
-------------------------------------------------------------------------------------------------------
Mortgage servicing rights        $ 0.8         --           8          $ 0.6        --           8
Client lists                        --         --                       12.4        --          20
Client list (decrease)/
   increase in carrying value
   due to foreign currency
   translation adjustments        (0.4)        --                        0.1        --
                                 ----------------                      ---------------
                                 $ 0.4         --                      $13.1        --
                                 ===============                       ===============

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

The following tables present the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three and nine months ended September 30. Descriptions of these plans are contained in Note 17, "Pension and other postretirement benefits," which begins on page 77 of our 2004 Annual Report to Shareholders.

                                              Pension          SERP      Postretirement
                                              benefits       benefits       benefits
For the three months ended                 --------------------------------------------
September 30, 2005 (in millions)            2005    2004   2005   2004     2005   2004
---------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                               $ 2.0   $ 1.7   $0.2   $0.2     $0.2   $0.2
Interest cost                                2.4     2.2    0.3    0.4      0.6    0.6
Expected return on plan assets              (3.1)   (2.8)    --     --       --     --
Amortization of transition
   obligation/(asset)                         --    (0.2)    --     --       --     --
Amortization of prior service cost           0.2     0.2    0.1    0.1       --     --
Recognized actuarial (gain)/loss             0.4     0.2    0.1    0.2      0.1    0.2
--------------------------------------------------------------------------------------
Net periodic benefit cost                  $ 1.9   $ 1.3   $0.7   $0.9     $0.9   $1.0
                                           ===========================================
Employer contributions                     $25.0   $12.0   $0.2   $0.1     $1.1   $1.0

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                              Pension          SERP      Postretirement
                                              benefits       benefits       benefits
For the nine months ended                  --------------------------------------------
September 30, 2005 (in millions)            2005    2004   2005   2004     2005   2004
---------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                               $ 5.6   $ 4.9   $0.6   $0.5     $0.6   $0.7
Interest cost                                7.6     6.6    1.0    0.9      1.7    1.9
Expected return on plan assets              (9.3)   (8.5)    --     --       --     --
Amortization of transition
   obligation/(asset)                         --    (0.6)    --     --       --     --
Amortization of prior service cost           0.6     0.6    0.3    0.3       --     --
Recognized actuarial (gain)/loss             1.2     0.6    0.3    0.4      0.5    0.6
---------------------------------------------------------------------------------------
Net periodic benefit cost                  $ 5.7   $ 3.6   $2.2   $2.1     $2.8   $3.2
                                           ===========================================
Employer contributions                     $25.0   $12.0   $0.5   $0.4     $3.3   $2.8

Expected annual contribution               $25.0           $0.6            $4.4

NOTE 9 - TEMPORARILY IMPAIRED INVESTMENT SECURITIES

We periodically review the securities in our investment portfolio in order to determine if their market value is equal to, less than, or exceeds their book value. When the market value of securities falls below their book value, we classify them as temporarily impaired, and report an unrealized loss. The unrealized loss is the difference between the book value and the market value of the securities.

Long-term market interest rates and the yield curve are key determinants of the market value of temporarily impaired debt securities. A rise in long-term rates typically causes the market value of these securities to decline. When their market value declines, the unrealized loss increases. Conversely, a decline in long-term rates typically causes the market value of these debt securities to increase. As their market value rises, the unrealized loss diminishes or disappears.

We consider these impairments temporary because we hold the debt securities until maturity, at which point their market value equals par value. Par value is the amount that is assigned to a security at the time of initial investment.

We retain temporarily impaired debt securities because, in addition to their known maturities, they have no credit delinquencies and they generate strong cash flows.

The primary risk associated with temporarily impaired debt securities is interest rate risk. An extended period of increases in long-term rates could further reduce the market value of fixed income securities, and create additional unrealized losses.

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that were temporarily impaired as of September 30, 2005.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                             Less than 12 months      12 months or more                Total
                                           ------------------------------------------------------------------------
                                           Estimated                Estimated                Estimated
                                             market    Unrealized     market    Unrealized     market    Unrealized
(In millions)                                value       losses       value       losses       value       losses
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005
Other securities:
   U.S. Treasury and government agencies     $389.0      $ (4.6)      $ 67.5      $ (1.3)     $  456.5     $ (5.9)
   Preferred stock                             49.7        (0.9)         0.9        (0.1)         50.6       (1.0)
   Mortgage-backed securities                 467.5        (6.3)       429.4       (13.9)        896.9      (20.2)
   Other debt securities                       63.5        (0.7)        48.5        (0.9)        112.0       (1.6)
-----------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities        $969.7      $(12.5)      $546.3      $(16.2)     $1,516.0     $(28.7)
                                             ====================================================================

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

Wilmington Trust Corporation (the Corporation) is (we are) a Delaware corporation and a financial holding company under the Bank Holding Company Act. We are a relationship management company that helps clients increase and preserve their wealth. We do this by engaging in fiduciary, wealth management, investment advisory, financial planning, insurance, and broker-dealer services, and in lending and deposit-taking activities.

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

The entity management component helps clients establish "nexus," or legal presence, in jurisdictions in the United States, Caribbean, and Europe with favorable legal and tax considerations, and provides captive insurance management services.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company that was formed in 1903. At September 30, 2005, WTC had 44 branch offices in Delaware - more than any other bank in the state.

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

We also own other registered investment advisors:

     - Rodney Square Management Corporation (RSMC), which oversees the Wilmington family of mutual funds; and

     - Wilmington Trust Investment Management, LLC (WTIM), which sets our investment and asset allocation policies, and selects the independent asset managers we use in our investment consulting services. WTIM was known as Balentine & Company, LLC, prior to January 2005.

     - Grant Tani Barash & Altman, LLC (GTBA) and Grant, Tani, Barash & Altman Management, Inc. GTBA is the Beverly Hills-based firm through which we offer business management and family office services.

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

     - Wilmington Trust (UK) Limited (WTL), through which we conduct business outside the United States through SPV Management and its subsidiaries; and

     - GTBA Holdings, Inc. (GTBAH), through which we conduct the business of GTBA and Grant, Tani, Barash & Altman Management, Inc.

In addition to the locations noted above, we and our affiliates have offices in South Carolina, Vermont, the Cayman Islands, the Channel Islands, Dublin, Ireland, and London, England, and other affiliates in Milan, Italy.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

SUMMARY

Third quarter 2005 earnings per share (on a diluted basis) were $0.65 - 30% more than for the year-ago third quarter, and 10% more than for the 2005 second quarter. Net income for the 2005 third quarter was $44.4 million. This was 29% more than for the year-ago third quarter, and 10% more than for the 2005 second quarter.

The main factors in the 2005 third quarter results were:

- Growth momentum in each of the three businesses, which produced year-over-year double-digit increases in revenue for each;

-    The rising interest rate environment;

-    Continued strong credit quality; and

-    Expense management.

Here are some specific highlights of the 2005 third quarter:

-    Period-end loan balances rose 10% year-over-year to $7.29 billion.

- On average, loan balances surpassed $7 billion for the first time, rising 9% year-over-year to $7.13 billion.

- On the strength of loan growth, total balance sheet assets reached $10.2 billion. This marked the first time in our history that the balance sheet exceeded $10 billion.

- Assets continued to reprice faster than liabilities, and the net interest margin was 3.66% -- 15 basis points higher than for the third quarter of 2004.

- Net interest income (after the provision for loan losses) increased 14%, to $81 million.

-    Noninterest income, which amounted to $80 million, was 15% higher.

-    Wealth Advisory Services revenue was 18% higher, and exceeded $43 million.

- There was a rebound in capital markets activity, and Corporate Client Services revenue increased 11% to $19 million.

- Assets under management at value-style manager Cramer Rosenthal McGlynn reached a new high of $8.5 billion, which drove revenue from the affiliate money managers to nearly $4 million, a 32% increase.

- Noninterest expense totaled $92 million, a year-over-year increase of 6%. Staffing-related costs accounted for almost all of this increase, and reflected expense from Grant Tani Barash & Altman (GTBA), the family office and business management firm we acquired in October 2004. There were no GTBA expenses recorded for the year-ago third quarter, because we did not consolidate their financial results with ours until the fourth quarter of 2004.

- Key measures of credit quality continued to be among the strongest in our company's history. The net charge-off ratio was 3 basis points, and the percentage of loans rated "pass" in our internal risk rating analysis was 0.04% shy of 97%.

Income for the 2005 third quarter included gains of approximately $2 million on executive life insurance policies. We invest in life insurance contracts to fund future obligations of the supplemental executive retirement plan we have for selected officers. This plan is described in our 2004 Annual Report to Shareholders.

Third quarter 2005 results, on an annualized basis, generated a return on average assets of 1.77% and a return on average stockholders' equity (ROE) of 18.39%. The corresponding returns for the third quarter of 2004 were 1.48% and 15.71%, respectively. These ratios increased because net income increased at a faster pace than capital.

Our capital position remained strong, and our Board of Directors declared a regular quarterly cash dividend of $0.30 per share. The quarterly dividend will be paid on November 15, 2005, to shareholders of record on November 1, 2005.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

Results for the first nine months of 2005 reflected the strong third quarter and continuation of the growth momentum we have seen since the beginning of the year. Comparing the first nine months of 2005 with the first nine months of 2004:

-    Net income was $124.9 million, a 17% increase.

-    Earnings per share (on a diluted basis) were $1.82, a 16% increase.

-    The net interest margin was 3.65%, 13 basis points higher.

BUSINESS DEVELOPMENTS

In other activity during the 2005 third quarter:

- We added Vermont to the list of jurisdictions in which we offer captive insurance management services, and we opened an office in Burlington. Vermont is an attractive market for captive insurance management because, according to the Captive Insurance Company Association, more captive insurance companies are domiciled in Vermont than in any other state. This expansion follows our July 2005 acquisition of Charleston Captive Management Company, and the addition during the third quarter of captive management staff in Delaware. Captive management services are a logical extension of the entity management services we already offer in the Corporate Client business.

- In the Wealth Advisory business, we continued to integrate GTBA's expertise in family office management into our spectrum of holistic wealth management capabilities.

- Three of our Wealth Advisory staff members were listed among the top 100 wealth advisors in the United States, as chosen by Worth magazine in its October 2005 issue.

- We continued to consolidate our asset management activities under Wilmington Trust Investment Management (WTIM), the investment management arm of our Wealth Advisory business, and we added quantitative equity research and portfolio management staff.

- WTIM received the Gold Iceberg Award from the Plexus Group for superior trade execution quality. WTIM's trade execution efficiency ranked among the top quartile in the universe of funds and asset managers analyzed by Plexus.

- In the Regional Banking business, we broke ground on two new branches in Sussex County, the southernmost county in Delaware and one of the state's most rapidly growing areas. One will replace our existing branch in Rehoboth Beach, where we are the only full-service bank within city limits. The other will be our first branch in Millville, in the western part of the county.

- In Pennsylvania, commercial banking staff moved into new office space in Doylestown, Bucks County. The new space is nearly 50% larger than the space we formerly occupied there, and reflects the loan growth we are generating in that part of Pennsylvania and north into the Lehigh Valley.

STATEMENT OF CONDITION

This section discusses the changes in our balance sheet between December 31, 2004, and September 30, 2005. We present amounts as of September 30, 2004, for historical reference. All balances cited are period-end balances unless otherwise noted.

ASSETS

Period-end balances totaled $10.2 billion at September 30, 2005. This was the first time in our history that balance sheet assets exceeded $10 billion.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

Our mix of assets remained relatively unchanged. As the following table shows, loans comprised the majority of our assets, and accounted for most of the growth in assets. The amount of goodwill increased because of our acquisitions of GTBA and the minority interests held by former principals of Balentine.

ASSET BALANCES (IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
--------------------------------------------------------------------
Investment securities          $ 1,927.0     $1,813.3      $1,864.0
Loans                            7,292.8      6,763.0       6,616.0
Other                              723.2        686.6         916.6
Reserve for loan losses            (93.4)       (89.7)        (91.3)
Goodwill                           344.3        337.0         325.6
-------------------------------------------------------------------
Total assets                   $10,193.9     $9,510.2      $9,630.9
-------------------------------------------------------------------

Loans also continued to comprise the majority of our earning assets, which were 7.5% higher than at December 31, 2004, and 5.4% higher than at September 30, 2004. Earning assets comprise loans before the reserve for loan losses is subtracted; investment securities; and federal funds sold and securities purchased under agreements to resell.

COMPOSITION OF EARNING ASSETS            AT 9/30/05   AT 12/31/04   AT 9/30/04
------------------------------------------------------------------------------
Total earning assets (in millions)        $9,283.8     $8,639.6      $8,812.1
% represented by loans                        78.6%        78.3%         75.1%
% represented by investment securities        20.7%        21.0%         21.2%
% represented by other                         0.7%         0.7%          3.7%

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio increased $113.7 million, or 6%, mainly because we increased our investment in U.S. treasury and government agency securities. On a percentage basis, the composition of the portfolio remained relatively unchanged.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO   AT 9/30/05   AT 12/31/04   AT 9/30/04
--------------------------------------------------------------------------------------
Mortgage-backed securities                           28%          34%           33%
Collateralized mortgage obligations                  19%          17%           18%
U.S. treasuries                                       7%           8%           10%
Corporate issues                                     18%          16%           16%
U.S. government agencies                             20%          17%           13%
Money market preferred stocks                         5%           5%            7%
Municipal bonds                                       1%           1%            1%
Other                                                 2%           2%            2%

Almost all of the mortgage-backed securities we held at September 30, 2005, were invested in fixed-rate instruments with terms of 15 years or less. We believe we can manage duration and risk more efficiently by investing in mortgage-related instruments, rather than by retaining individual residential mortgage loans on our balance sheet. It is our practice to sell most newly originated fixed-rate residential mortgage loans into the secondary market.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

The following table compares changes in average life in the portfolio.

AVERAGE LIFE IN THE INVESTMENT SECURITIES PORTFOLIO (IN YEARS)   AT 9/30/05    AT 12/31/04   AT 9/30/04
-------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                          4.15          3.96         4.00
Total portfolio                                                      6.21          6.41         6.06

For mortgage-backed instruments, the slight increase in average life reflected extensions resulting from the fact that market interest rates were 150 basis points higher at September 30, 2005, than at December 31, 2004.

For the total portfolio, average life shortened somewhat because of a slight change in the mix of instruments. During the first nine months of 2005, the percentage of the portfolio invested in corporate instruments with shorter average lives increased, opposite a decrease in the percentage of mortgage-backed securities that carried higher extension risk.

The following table compares changes in duration.

DURATION IN THE INVESTMENT SECURITIES PORTFOLIO (IN YEARS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
--------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                     3.68          3.72         3.88
Total portfolio                                                 2.74          2.66         2.62

The duration of mortgage-backed instruments was relatively unchanged because we added well-structured collateralized mortgage obligation securities with stable payment cycles.

Duration for the total portfolio was relatively unchanged because the addition of shorter-duration corporate securities balanced longer-duration mortgage-backed instruments.

LOANS

Loan balances rose for the 18th consecutive quarter and totaled $7.29 billion at September 30, 2005. This was 8% higher than at the end of 2004 and 10% higher than at September 30, 2004. On average, loans for the 2005 third quarter were $7.13 billion.

While most of the growth in total loans occurred in the commercial portfolio, the retail portfolio continued to represent an increasing percentage of the growth. Retail loans accounted for 40% of the increase in total loan balances for the first nine months of 2005, versus 18% for the first nine months of 2004. This is noteworthy because we conduct commercial lending activities throughout the Delaware Valley region, while our retail lending is primarily in the state of Delaware.

PERIOD-END LOAN BALANCES (IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
------------------------------------------------------------------------------
Commercial loans                          $4,804.2      $4,487.4      $4,374.2
Retail loans                               2,488.6       2,275.6       2,241.8
------------------------------------------------------------------------------
Total loans                               $7,292.8      $6,763.0      $6,616.0
------------------------------------------------------------------------------

More than half of our loan growth for the first nine months of 2005 came from Delaware, while the Pennsylvania market contributed 19% of the growth. Loan balances from the Pennsylvania market were $1.50 billion, on average, for the first nine months of 2005.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

Although this section discusses balances on a period-end basis, we present average balances in the table below as a point of comparison. We believe that average balances, rather than period-end balances, offer a better measure of trends in our Regional Banking business. For more detail on average balances, please refer to the "Quarterly Analysis of Earnings" section of this report.

LOAN BALANCES, ON AVERAGE (IN MILLIONS)   2005 FIRST 9 MOS.   2004 FULL YEAR   2004 FIRST 9 MOS.
------------------------------------------------------------------------------------------------
Commercial loans                              $4,608.3           $4,274.8           $4,242.6
Retail loans                                   2,338.5            2,195.6           $2,177.1
--------------------------------------------------------------------------------------------
Total loans                                   $6,946.8           $6,470.4           $6,419.7
--------------------------------------------------------------------------------------------

A primary factor in our ability to generate loan growth is the economic environment throughout the Delaware Valley. For a detailed discussion on the economic dynamics in this region, please refer to the discussion on economic risk in the "Quantitative and qualitative disclosures about market risk" section of this report.

COMMERCIAL LOANS

Between December 31, 2004, and September 30, 2005, the commercial loan portfolio increased $316.8 million, or more than 7%. Commercial real estate/construction
(CRE) lending, driven mainly by population growth, accounted for most of the increase in total loans since the beginning of 2005.

PERIOD-END COMMERCIAL LOANS (IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
---------------------------------------------------------------------------------
Commercial and industrial (C&I)              $2,511.4      $2,505.2     $2,428.6
Commercial real estate/construction (CRE)     1,032.0         735.4        759.0
Commercial mortgage                           1,260.8       1,246.8      1,186.6
--------------------------------------------------------------------------------
Total commercial loans                       $4,804.2      $4,487.4     $4,374.2
--------------------------------------------------------------------------------

Strong housing demand, particularly in Delaware, drove the increase in CRE balances. Almost all of the 2005 third quarter growth, and most of the growth for the first nine months of 2005, in CRE lending supported single-family residential tract development projects.

Nearly half of the 2005 third quarter growth in CRE loans came from Delaware. Of the new CRE loans made in Delaware during the third quarter, more than 90% were for residential and other projects in the southern part of the state, where population growth and housing demand are most robust.

In its fall 2005 profile of Delaware, the Federal Deposit Insurance Corporation noted that "employment gains, healthy income growth, and low mortgage rates have contributed to robust housing activity in the state," and that "lower home prices relative to some neighboring states, and a favorable tax climate, have contributed to increased demand for retirement living, particularly in Sussex and Kent Counties."

Approximately 35% of the 2005 third quarter growth in CRE loans funded projects in southeastern Pennsylvania. All of these CRE loans were for residential projects dispersed throughout the counties surrounding the Philadelphia metropolitan area.

Projects in the Baltimore area and central New Jersey also contributed to the CRE loan growth.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

We do not believe we have undue concentration or credit risk in the CRE portfolio, because:

-    Population growth is spurring the housing demand;

- We have long-standing relationships with the local developers to whom we lend; and

-    We apply disciplined underwriting standards in our CRE lending.

We prefer to work with local developers who own their businesses and have solid reputations, diverse streams of cash flow, personal liquidity, and experience in all market cycles. Our target size for CRE loans is $1 million to $10 million.

We place maximum terms of two years on unimproved land and three years on development loans, which means that approximately 33% of our total residential project outstandings are repaid in any given year. Most of the residential construction projects we fund are for primary residences, including the projects we fund at the beach resort areas in our region.

Net charge-offs of CRE loans have been zero in six of the past 10 years. For more detail about credit quality, please refer to the "Asset quality" section of this report.

RETAIL LOANS

Between December 31, 2004, and September 30, 2005, the retail loan portfolio increased $213.0 million, or 9%. More than 82% of this growth occurred in the consumer portfolio.

In our retail lending activities, we make most of our residential mortgage and consumer loans to clients in the state of Delaware. The other category of retail loans, loans secured with liquid collateral, represents loans that are extended mainly to Wealth Advisory clients throughout the United States. Balance changes in loans secured with liquid collateral reflect Wealth Advisory client demand.

PERIOD-END RETAIL LOANS (IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
-----------------------------------------------------------------------------
Residential mortgage                     $  450.9      $  431.3     $  439.8
Consumer                                  1,414.8       1,239.6      1,182.6
Secured with liquid collateral              622.9         604.7        619.4
----------------------------------------------------------------------------
Total retail loans                       $2,488.6      $2,275.6     $2,241.8
----------------------------------------------------------------------------

RESIDENTIAL MORTGAGE LOANS

Most of the growth in residential mortgage balances during the first nine months of 2005 occurred during the second quarter, when period-end balances rose $16.2 million from their March 31, 2005, level. Between the ends of June and September 2005, residential mortgage balances increased $6.4 million. These increases are the first linked-quarter increases we have had since the third quarter of 2000, and the first year-over-year increase since the third quarter of 2000.

We are a leading residential mortgage originator in Delaware, but we sell most new fixed-rate production into the secondary market. Selling these loans is one of the ways we manage interest rate risk. We discuss this strategy more fully in the "Quantitative and qualitative disclosures about market risk" section of this report.

We continue to market residential mortgages actively, but the sales of new fixed-rate residential mortgages, plus the effects of prepayments and refinancings, partially offset origination volumes. As the following table shows, opposite

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005 minimal growth in balances, residential mortgage originations
(dollar volume) for the 2005 third quarter were 72% higher year-over-year, and 19% higher on a linked-quarter basis.

RESIDENTIAL MORTGAGE ACTIVITY AS OF THE 3 MONTHS ENDED       9/30/05   6/30/05   3/31/05   12/31/04   9/30/04
-------------------------------------------------------------------------------------------------------------
Residential mortgage originations (number of loans)              305       269       182       209        214
Residential mortgage originations (volume in millions)        $ 65.2    $ 54.9    $ 31.9    $ 35.1     $ 38.0
Residential mortgage balances (in millions, at period-end)    $450.9    $444.5    $428.3    $431.3     $439.8

CONSUMER LOANS

Consumer loan balances rose $175.2 million, or 14%, during the first nine months of 2005.

PERIOD-END CONSUMER LOANS (IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
-------------------------------------------------------------------------------
Home equity                                $  331.0      $  305.8     $  285.4
Indirect                                      633.8         566.8        558.8
Credit card                                    58.8          59.2         56.1
Other consumer                                391.2         307.8        282.3
------------------------------------------------------------------------------
Total consumer loans                       $1,414.8      $1,239.6     $1,182.6
------------------------------------------------------------------------------

As of September 30, 2005, indirect loans (loans made to clients through auto dealers) comprised the largest percentage of loans within the consumer portfolio. Indirect balances increased 12% during the first nine months of 2005, and accounted for 38% of the growth in total consumer loan balances for that period. The growth in indirect lending reflected the strong relationships we have with many of the leading auto dealers in the Delaware Valley region and northeastern Maryland. We supply commercial loans for auto dealers' inventory (known as "floor plan" loans), and our relationship extends to indirect lending to their customers.

Historically, we have made most of our indirect auto loans for late-model used cars, because used car loans typically have shorter terms and higher yields than loans for new cars. In the second and third quarters of 2005, we experienced higher demand for loans on new cars, which we attributed to the promotional pricing programs offered by auto manufacturers. Since the auto manufacturers did not offer preferential financing as part of their pricing programs, auto buyers who sought financing turned to sources other than the manufacturers' captive lenders (finance companies owned by auto manufacturers that lend directly to buyers).

Loans recorded as "other consumer" loans comprised the second largest percentage of the total consumer portfolio. Other consumer balances rose 27% during the first nine months of 2005, and accounted for nearly half of the growth in total consumer loans for that period. These loans represented a variety of personal and installment loans, mainly to clients in Delaware.

Home equity loan balances, which accounted for 23% of total consumer loan balances at September 30, 2005, increased 8% during the first nine months of 2005. Credit card balances were slightly behind their December 31, 2004, levels, and accounted for 4% of total consumer loans at September 30, 2005.

RESERVE FOR LOAN LOSSES

The reserve for loan losses at September 30, 2005, was $93.4 million, which was higher than the reserve at September 30, 2004, December 31, 2004, and June 30, 2005. For the first nine months of 2005, the reserve increased 4%, or $3.7 million, opposite 8% growth in loan balances, to $7.29 billion. Loan growth and the high percentage of loans rated "pass" in our internal risk rating analysis influenced the changes in the reserve.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

At September 30, 2005, the loan loss reserve ratio was 1.28%, down from 1.31% at June 30, 2005, 1.33% at December 31, 2004, and 1.38% at September 30, 2004.

For more information about our credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY

During the first nine months of 2005, total liabilities increased 7% and stockholders' equity rose 7%. Stockholders' equity increased primarily because net income was higher. For more details on the changes in stockholders' equity, please refer to the "Capital Resources" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY (IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
------------------------------------------------------------------------------------------
Total deposits                                        $ 7,548.9     $6,871.9     $6,989.3
Short-term borrowings                                   1,117.3      1,157.3      1,190.2
Other liabilities                                         559.3        575.6        560.9
Total liabilities                                       9,225.5      8,604.8      8,740.4
Minority interest                                           0.2          0.1           --
Stockholders' equity                                      968.2        905.3        890.5
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $10,193.9     $9,510.2     $9,630.9
-----------------------------------------------------------------------------------------

Our mix of liabilities remained relatively unchanged, with deposits continuing to account for the majority. Total deposits accounted for 82% of total liabilities at September 30, 2005, compared with 80% at December 31, 2004.

DEPOSITS

Deposit balances grew $677.0 million, or 10%, during the first nine months of 2005. Balances of national certificates of deposit $100,000 (national CDs) and over rose $702 million, or 37%, and accounted for all of the increase in total deposits. Core deposits accounted for 66% of total deposits at September 30, 2005, compared with 73% at December 31, 2004, and 69% at September 30, 2004.

DEPOSITS (IN MILLIONS)           AT 9/30/05   AT 12/31/04   AT 9/30/04
----------------------------------------------------------------------
Core deposits                     $4,962.6      $4,987.6     $4,811.4
National CDs $100,000 and over     2,586.3       1,884.3      2,177.9
---------------------------------------------------------------------
Total deposits                    $7,548.9      $6,871.9     $6,989.3
---------------------------------------------------------------------

The increase in national CD balances reflected the strategy we use to fund loan growth. Loan growth is exceeding core deposit growth because the size of the market in which we lend is far larger than the size of the market in which we gather most of our core deposits. We make loans throughout the Delaware Valley region, but the vast majority of our core deposits come from clients in the state of Delaware, where we focus our retail banking activities.

To fund the gap inherent in this strategy, we use a combination of national CDs and short-term borrowings. The mix of these two sources of wholesale funds is dependent on which instruments offer rates that are more favorable. Although the rates on wholesale funds are somewhat higher than those of core deposits, we believe using wholesale funding is more efficient and cost-effective than investing capital and increasing annual operating costs in a large-

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005 scale expansion of our branch office network beyond Delaware or than using other sources of funding. For more details on our funding strategy, please refer to the "Liquidity and Funding" section of this report.

CORE DEPOSITS

Core deposits (deposits generated by Regional Banking clients, primarily in Delaware) were $25.0 million lower at September 30, 2005, than they were at December 31, 2004. Clients in Delaware continued to account for approximately 94% of total core deposits.

PERIOD-END CORE DEPOSITS (IN MILLIONS)     AT 9/30/05   AT 12/31/04   AT 9/30/04
--------------------------------------------------------------------------------
Noninterest-bearing demand                  $1,060.8      $1,118.8     $1,167.5
Savings                                        332.7         355.5        358.1
Interest-bearing demand                      2,317.5       2,442.5      2,342.4
CDs under $100,000                             840.6         765.4        762.3
Local CDs $100,000 and more                    411.0         305.4        181.1
Total core deposits                         $4,962.6      $4,987.6     $4,811.4
% of core deposits from Delaware clients        93.8%         94.2%        94.5%

The main cause of the decrease in total core deposits was a decline in interest-bearing demand deposits, which were $125 million less at September 30, 2005, than at December 31, 2004. Interest-bearing demand deposit balances fell mainly because of the activity of one Corporate Client Services (CCS) client.

Opposite the decreases in other categories of core deposits, balances for CDs under $100,000 rose $75.2 million and balances for local CDs $100,000 and over (local CDs) rose $105.6 million. We count local CDs as core deposits because they are client deposits, not brokered CDs. Local CD balances mainly reflect activity from clients within the Delaware Valley region, including commercial banking clients and local municipalities, who frequently use local CDs to generate returns on their excess cash.

Several clients purchased local CDs in very large amounts during the fourth quarter of 2004, which is why the balances of local CDs $100,000 and over were so much higher at September 30, 2005, than at September 30, 2004. As the following table shows, the majority of these local CDs were purchased by consumer banking clients in Delaware.

TYPES OF CLIENTS PURCHASING LOCAL CDS $100,000 AND MORE   2005 Q3   2005 Q2    2005 Q1
--------------------------------------------------------------------------------------
Consumer clients in Delaware                                66%       68%        60%
Commercial clients in the Delaware Valley                   17%       22%        20%
Wealth Advisory clients                                     16%        8%        18%
Corporate Client Services clients                            1%        2%         2%

CCS client activity frequently causes disparities between period-end and average deposit balances, because CCS clients typically deposit funds for very short spans of time, often over the ends of financial reporting periods. This is why we believe average balances, rather than period-end balances, are the better indicator of trends in our Regional Banking business.

On an average-balance basis, core deposits were $4.82 billion for the first nine months of 2005, which was 7% higher than for the first nine months of 2004.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

INCOME STATEMENT

This section compares our income and expenses for the third quarter and first nine months of 2005 with the corresponding periods in 2004. Year-to-date (YTD) references are as of September 30.

Net income was 29% higher for the 2005 third quarter, and 17% higher for the first nine months of the year. Earnings per share (diluted) were 30% higher for the third quarter, and 16% higher for the first nine months of the year.

The percentage increase amounts for net income and earnings per share were different because the average number of shares outstanding (diluted) was 635,000 higher for the first nine months of 2005 than for the first nine months of 2004. The number of shares outstanding increased because we accelerated our acquisition of the minority interest in Balentine, as detailed in our Form 10-Q report for the quarterly period ended September 30, 2004.

NET INCOME                     2005 Q3   2004 Q3   2005 YTD   2004 YTD
----------------------------------------------------------------------
Net income (in millions)        $44.4     $34.4     $124.9     $106.6
Earnings per share (diluted)    $0.65     $0.50     $ 1.82     $ 1.57

The main factors in third quarter and year-to-date growth were:

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

These two sources of revenue generate a diversified stream of income that we believe enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions. As the following table shows, for the third quarter and first nine months of 2005:

- Our sources of income remained diversified and balanced between net interest and noninterest income; and

-    The advisory businesses generated the majority of our noninterest income.

SOURCES OF NET INTEREST AND NONINTEREST INCOME         2005 Q3   2004 Q3   2005 YTD   2004 YTD
----------------------------------------------------------------------------------------------
% from advisory business income (after amortization)    40.7%     40.1%      41.8%      41.5%
% from total noninterest income                         49.7%     49.4%      50.2%      50.7%
% from net interest income (after provision)            50.3%     50.6%      49.8%      49.3%

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

NET INTEREST INCOME

Net interest income, after the provision for loan losses, was $80.8 million for the 2005 third quarter and $231.6 million for the first nine months of the year. These were increases of 14% and 12%, respectively.

NET INTEREST INCOME (IN MILLIONS)       2005 Q3   2004 Q3   2005 YTD   2004 YTD
-------------------------------------------------------------------------------
Interest income                         $134.9     $97.8     $370.4     $280.4
Interest expense                          51.2      23.8      129.0       62.4
Net interest income                       83.7      74.0      241.4      218.0
Provision for loan losses                 (2.9)     (2.9)      (9.8)     (11.6)
------------------------------------------------------------------------------
Net interest income (after provision)     80.8      71.1      231.6      206.4
------------------------------------------------------------------------------

The primary reasons for the increases in net interest income were:

- Loan growth. On average, loan balances were 9% higher for the third quarter and 8% more for the first nine months of 2005 than for the corresponding periods in 2004.

- Credit quality. Opposite the loan growth, the provision for loan losses was the same for the 2005 third quarter as for the year-ago third quarter. Provisioning reflected net charge-offs that were among the lowest in our history, and the fact that our internal risk rating analysis generated a "pass" rating for nearly 97% of the loan portfolio.

- Year to date, the provision was $1.8 million less, mainly because we recovered approximately $1.1 million during the 2005 first quarter that we previously had charged off.

- The net interest margin. The margin was higher because we experienced little pressure on our deposit pricing, and increases in the yield on our earning assets continued to outpace increases in our cost of funds.

NET INTEREST MARGIN

The net interest margin for the 2005 third quarter was 3.66%. This was the same as for the 2005 second quarter, and 15 basis points higher than for the third quarter of 2004.

For the first nine months of 2005, the net interest margin was 3.65%, which was 13 basis points higher than for the corresponding period in 2004.

To compute the net interest margin, we divide annualized net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

IN MILLIONS (EXCEPT MARGIN)    2005 Q3    2004 Q3   2005 YTD   2004 YTD
-----------------------------------------------------------------------
FTE (1) net interest income   $   84.7   $   75.0   $  244.3   $  221.4
Earning assets, on average    $9,111.3   $8,423.5   $8,844.6   $8,314.7
-----------------------------------------------------------------------
Net interest margin               3.66%      3.51%      3.65%      3.52%
-----------------------------------------------------------------------

(1)  Fully tax-equivalent

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

The margin improved for the third quarter and first nine months of 2005 because our interest rate sensitivity position is slightly asset-sensitive, and our yield on earning assets continued to increase more quickly than our cost of funds. Compared to the year-ago third quarter, the average yield on earning assets rose 125 basis points, while the average cost of funds increased 110 basis points. Two main factors contributed to the favorable spread:

- Rising market interest rates. Market interest rates were 200 basis points higher at September 30, 2005, than at September 30, 2004, due to the eight rate increases enacted by the FOMC during that 12-month span.

- Favorable deposit pricing, as loans continued to reprice more quickly than deposits. Our loan yields have risen in concert with the FOMC moves, but we have not experienced competitive pressure to make corresponding increases in our deposit rates. Comparing the 2005 third quarter with the year-ago third quarter, the average yield on loans was 151 basis points higher, while the average rate on core deposits was 61 basis points higher, as the following table shows.

BASIS POINT INCREASES (AVERAGE RATES/YIELDS)   2005 Q3 VS. 2005 Q2   2005 Q3 VS. 2004 Q3
----------------------------------------------------------------------------------------
Commercial loans                                     47 bps                184 bps
Total loans                                          39 bps                151 bps
Core interest-bearing deposits                       16 bps                 61 bps
Total interest-bearing deposits                      32 bps                120 bps

ANALYSIS OF EARNINGS

The following tables present comparative rate/volume and net interest income data for the third quarters and first nine months of 2005 and 2004. In order to ensure the comparability of yields and rates and their impact on net interest income, we use average balances at historical cost to calculate average rates. Average rates do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

QUARTERLY ANALYSIS OF EARNINGS

                                         2005 Third Quarter             2004 Third Quarter
                                    ----------------------------   ----------------------------
(In millions)                        Average   Income/   Average    Average   Income/   Average
(Rates on tax-equivalent basis)      balance   expense     rate     balance   Expense     rate
-----------------------------------------------------------------------------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell          $   52.9    $  0.5     3.45%   $   28.5    $ 0.1     1.48%
   U.S. Treasury and government
      agencies                         525.1       4.9     3.67       449.6      4.0     3.53
   State and municipal                  11.3       0.2     8.76        12.7      0.3     8.75
   Preferred stock                      92.5       1.7     7.58       121.2      2.3     7.42
   Mortgage-backed securities          931.9       9.5     4.02       960.4      9.9     4.08
   Other                               369.2       4.5     4.84       322.2      2.5     3.04
---------------------------------------------------------        ----------------------
      Total investment securities    1,930.0      20.8     4.27     1,866.1     19.0     4.02
                                    ---------------------------------------------------------
   Commercial, financial, and
      agricultural                   2,494.6      40.3     6.32     2,403.3     27.6     4.51
   Real estate - construction          955.9      16.9     6.94       718.1      9.0     4.93
   Mortgage - commercial             1,254.4      21.0     6.55     1,186.4     14.7     4.85
------------------------------------------------------------------------------------
      Total commercial loans         4,704.9      78.2     6.51     4,307.8     51.3     4.67
                                    ---------------------------------------------------------
   Mortgage - residential              443.8       6.6     5.99       440.2      6.6     6.02
   Consumer                          1,369.7      22.2     6.43     1,164.1     17.2     5.84
   Secured with liquid collateral      610.0       7.6     4.89       616.8      4.6     2.93
---------------------------------------------------------        -------------------
     Total retail loans              2,423.5      36.4     5.96     2,221.1     28.4     5.07
                                    ---------------------------------------------------------
      Total loans net of
         unearned income             7,128.4     114.6     6.32     6,528.9     79.7     4.81
      Total earning assets          $9,111.3     135.9     5.87    $8,423.5     98.8     4.62
                                    =========================================================

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

                                            2005 Third Quarter             2004 Third Quarter
                                       ----------------------------    ---------------------------
(In millions)                           Average   Income/   Average    Average   Income/   Average
(Rates on tax-equivalent basis)         balance   expense     Rate     balance   Expense     Rate
--------------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                             $  345.1      0.2      0.28    $  368.4      0.2      0.21
   Interest-bearing demand              2,257.2      5.1      0.90     2,297.1      3.0      0.52
   Certificates under $100,000            825.0      5.5      2.64       763.9      3.8      1.95
   Local CDs $100,000 and over            409.3      3.2      3.04       189.0      0.7      1.40
--------------------------------------------------------              -----------------
         Total core interest-
            bearing deposits            3,836.6     14.0      1.45     3,618.4      7.7      0.84
   National CDs $100,000
      and over                          2,500.6     22.5      3.51     1,937.1      7.2      1.48
--------------------------------------------------------              -----------------
         Total interest-bearing
            deposits                    6,337.2     36.5      2.26     5,555.5     14.9      1.06
                                       ----------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase          1,056.7      9.1      3.37     1,289.8      5.4      1.62
   U.S. Treasury demand                    12.1      0.1      3.41         3.8       --      1.54
--------------------------------------------------------              -----------------
         Total short-term
            borrowings                  1,068.8      9.2      3.37     1,293.6      5.4      1.62
                                       ----------------------------------------------------------
   Long-term debt                         408.7      5.5      5.39       403.2      3.5      3.44
-------------------------------------------------------------------------------------------------
         Total interest-bearing
            liabilities                 7,814.7     51.2      2.58     7,252.3     23.8      1.29
                                       ----------------------------------------------------------
   Other noninterest funds              1,296.5       --        --     1,171.2       --        --
--------------------------------------------------------              -----------------
         Total funds used to support
            earning assets             $9,111.6     51.2      2.21    $8,423.5     23.8      1.11
                                       ==========================================================
Net interest income/yield                           84.7      3.66                 75.0      3.51
   Tax-equivalent adjustment                        (1.0)                          (1.0)
                                                   -----                          -----
Net interest income                                $83.7                          $74.0
                                                   =====                          =====

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                                    Year-to-Date 2005              Year-to-Date 2004
                                               ---------------------------    ---------------------------
(In millions)                                  Average   Income/   Average    Average   Income/   Average
(Rates on tax-equivalent basis)                balance   Expense     rate     balance   expense     rate
---------------------------------------------------------------------------------------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell                    $   31.5    $  0.7    3.05%    $   20.6    $  0.2    1.25%
   U.S. Treasury and government
      agencies                                   470.7      12.8    3.60        448.3      11.6    3.49
   State and municipal                            11.7       0.7    8.74         13.9       0.9    8.67
   Preferred stock                                95.4       5.3    7.48        120.3       6.7    7.42
   Mortgage-backed securities                    940.6      29.1    4.06        986.1      30.3    4.05
   Other                                         347.9      11.8    4.52        305.8       6.8    2.97
----------------------------------------------------------------              -----------------
      Total investment securities              1,866.3      59.7    4.23      1,874.4      56.3    3.99
                                              ---------------------------------------------------------
   Commercial, financial, and
      agricultural                             2,504.6     111.6    5.88      2,363.4      77.1    4.29
   Real estate-construction                      856.4      42.3    6.47        726.1      25.4    4.60
   Mortgage-commercial                         1,247.3      58.4    6.17      1,153.1      42.2    4.81
----------------------------------------------------------------              -----------------
      Total commercial loans                   4,608.3     212.3    6.07      4,242.6     144.7    4.49
                                              ---------------------------------------------------------
   Mortgage-residential                          434.5      19.3    5.92        460.3      20.9    6.05
   Consumer                                    1,301.2      61.3    6.28      1,111.1      49.5    5.93
   Secured with liquid collateral                602.8      20.1    4.40        605.7      12.2    2.64
----------------------------------------------------------------              -----------------
      Total retail loans                       2,338.5     100.7    5.73      2,177.1      82.6    5.04
                                              ---------------------------------------------------------
         Total loans net of unearned income    6,946.8     313.0    5.96      6,419.7     227.3    4.67
         Total earning assets                 $8,844.6     373.4    5.58     $8,314.7     283.8    4.51
                                              =========================================================

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

                                                         Year-to-Date 2005              Year-to-Date 2004
                                                   ---------------------------    ----------------------------
(In millions)                                       Average   Income/   Average    Average   Income/   Average
(Rates on tax-equivalent basis)                     balance   Expense     rate     balance   expense     rate
--------------------------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                                         $  351.3      0.7      0.26    $  373.3      0.4      0.16
   Interest-bearing demand                          2,298.0     14.3      0.83     2,294.5      7.3      0.42
   Certificates under $100,000                        798.5     14.4      2.41       768.6     11.6      2.01
   Local CDs $100,000 and over                        386.2      8.1      2.75       152.6      1.7      1.45
------------------------------------------------------------------------------    -----------------
      Total core interest-bearing deposits          3,834.0     37.5      1.30     3,589.0     21.0      0.78
   National CDs $100,000 and over                   2,249.7     51.9      3.05     2,046.9     19.4      1.25
--------------------------------------------------------------------               ----------------
      Total interest-bearing deposits               6,083.7     89.4      1.95     5,635.9     40.4      0.95
                                                   ----------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase                      1,095.7     24.4      2.94     1,108.1     12.3      1.46
   U.S. Treasury demand                                12.8      0.3      2.75         9.3      0.1      0.89
-------------------------------------------------------------------------------------------------------------
      Total short-term borrowings                   1,108.5     24.7      2.93     1,117.4     12.4      1.46
   Long-term debt                                     407.3     14.9      4.87       406.4      9.6      3.15
--------------------------------------------------------------------               ----------------
      Total interest-bearing liabilities            7,599.5    129.0      2.25     7,159.7     62.4      1.15
   Other noninterest funds                          1,245.1       --        --     1,155.0       --        --
--------------------------------------------------------------------              -----------------
      Total funds used to support earning assets   $8,844.6    129.0      1.93    $8,314.7     62.4      0.99
                                                   ==========================================================
Net interest income/yield                                      244.4      3.65                221.4      3.52
     Tax-equivalent adjustment                                  (3.0)                          (3.4)
                                                              ------                         ------
Net interest income                                           $241.4                         $218.0
                                                              ======                         ======

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                   For the three months ended              For the nine months ended
                                                     September 30, 2005/2004                September 30, 2005/2004
                                              Increase/(decrease) due to change in    Increase/(decrease) due to change in
                                              ------------------------------------    ------------------------------------
(In millions)                                     Volume(1)   Rate (2)   Total            Volume(1)   Rate (2)   Total
--------------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and
      securities purchased under
      agreements to resell                          $ 0.1      $ 0.3     $ 0.4              $ 0.1      $ 0.4     $ 0.5
   U.S. Treasury and
      government agencies                             0.7        0.2       0.9                0.8        0.4       1.2
   State and municipal *                               --       (0.1)     (0.1)              (0.1)      (0.1)     (0.2)
   Preferred stock *                                 (0.6)        --      (0.6)              (1.6)       0.2      (1.4)
   Mortgage-backed securities                        (0.3)      (0.1)     (0.4)              (1.2)        --      (1.2)
   Other *                                            0.3        1.7       2.0                0.9        4.1       5.0
----------------------------------------------------------------------------------------------------------------------
         Total investment securities                  0.1        1.7       1.8               (1.2)       4.6       3.4
                                                    ------------------------------------------------------------------
   Commercial, financial, and
      agricultural *                                  1.0       11.7      12.7                4.5       30.0      34.5
   Real estate - construction                         3.0        4.9       7.9                4.5       12.4      16.9
   Mortgage - commercial *                            0.8        5.5       6.3                3.4       12.8      16.2
----------------------------------------------------------------------------------------------------------------------
         Total commercial loans                       4.8       22.1      26.9               12.4       55.2      67.6
                                                    ------------------------------------------------------------------
   Mortgage - residential                             0.1       (0.1)       --               (1.2)      (0.4)     (1.6)
   Consumer                                           3.0        2.0       5.0                8.4        3.4      11.8
   Secured with liquid collateral                    (0.1)       3.1       3.0               (0.1)       8.0       7.9
----------------------------------------------------------------------------------------------------------------------
         Total retail loans                           3.0        5.0       8.0                7.1       11.0      18.1
                                                    ------------------------------------------------------------------
         Total loans net of unearned income           7.8       27.1      34.9               19.5       66.2      85.7
----------------------------------------------------------------------------------------------------------------------
         Total interest income                      $ 8.0      $29.1     $34.9              $18.4      $71.2     $89.6
                                                    ------------------------------------------------------------------

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

                                                  For the three months ended              For the nine months ended
                                                    September 30, 2005/2004                September 30, 2005/2004
                                             Increase/(decrease) due to change in    Increase/(decrease) due to change in
                                             ------------------------------------    ------------------------------------
(In millions)                                    Volume(1)   Rate (2)   Total            Volume(1)   Rate (2)   Total
-------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings                                         $  --       $  --    $  --              $  --       $ 0.3    $ 0.3
   Interest-bearing demand                          (0.1)        2.2      2.1                 --         7.0      7.0
   Certificates under $100,000                       0.3         1.4      1.7                0.4         2.4      2.8
   Local CDs $100,000 and over                       0.8         1.7      2.5                2.6         3.8      6.4
---------------------------------------------------------------------------------------------------------------------
      Total core interest-bearing deposits           1.0         5.3      6.3                3.0        13.5     16.5
   National CDs $100,000 and over                    2.1        13.2     15.3                1.9        30.6     32.5
---------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                3.1        18.5     21.6                4.9        44.1     49.0
                                                   ------------------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase                      (0.9)        4.6      3.7               (0.1)       12.2     12.1
   U.S. Treasury demand                               --         0.1      0.1                 --         0.2      0.2
---------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings                   (0.9)        4.7      3.8               (0.1)       12.4     12.3
   Long-term debt                                     --         2.0      2.0                 --         5.3      5.3
---------------------------------------------------------------------------------------------------------------------
      Total interest expense                       $ 2.2       $25.2    $27.4              $ 4.8       $61.8    $66.6
Changes in net interest income                     $ 5.8       $ 3.9    $ 9.7              $13.6       $ 9.4    $23.0
                                                   ==================================================================

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

NONINTEREST INCOME

Noninterest income (after amortization) for the 2005 third quarter was 15% higher than for the year-ago third quarter. Revenue from Wealth Advisory Services and Corporate Client Services, which rebounded nicely during the 2005 third quarter, accounted for most of that growth.

For the first nine months of 2005, noninterest income was 10% higher than for the first nine months of 2004. Advisory business revenue accounted for almost all of that growth. The year-to-date increase came mainly from the Wealth Advisory business and value-style affiliate money manager Cramer Rosenthal McGlynn (CRM).

NONINTEREST INCOME (IN MILLIONS)      2005 Q3   2004 Q3   2005 YTD    2004 YTD
------------------------------------------------------------------------------
Advisory business revenue (1)          $65.3     $56.4      $194.6     $173.9
Service charges on deposit accounts      7.4       7.8        20.9       24.1
Other noninterest income                 7.0       4.6        17.2       13.7
Securities gains/(losses)                 --       0.6         0.8        0.6
-----------------------------------------------------------------------------
Total noninterest income               $79.7     $69.4      $233.5     $212.3
-----------------------------------------------------------------------------

(1)  After amortization.

Noninterest income for the 2005 third quarter included approximately $2 million of gains from executive life insurance policies. There was no tax effect on this amount, which equated to approximately $0.03 per share. We invest in life insurance contracts to fund future obligations of the supplemental executive retirement plan we have for selected officers. This plan is described in our 2004 Annual Report to Shareholders.

For the first nine months of 2005, noninterest income included, in addition to the life insurance gains, securities gains of $0.8 million, which we incurred during the first quarter in the routine course of balance sheet management. Approximately $0.2 million of that amount was associated with securities on which call provisions were exercised. The remainder was associated primarily with amortizing mortgage-backed instruments with small remaining balances, which we sold and replaced with higher-yielding securities.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


- All of the recurring income from our investments in CRM and Roxbury Capital Management (RCM) is based on financial market valuations. The primary business of these two firms is asset management. Changes in their managed assets reflect business flows as well as financial market movements.


The following table compares changes in assets under management.

                                                                           % CHANGE FROM
ASSETS UNDER MANAGEMENT                                                 ------------------
(DOLLAR AMOUNTS IN BILLIONS)    AT 9/30/05   AT 12/31/04   AT 9/30/04   12/31/04   9/30/04
------------------------------------------------------------------------------------------
Wilmington Trust (1)               $26.3        $26.5         $24.6      (0.7)%      6.9%
Cramer Rosenthal McGlynn             8.5          6.9           5.8       23.2%     46.5%
Roxbury Capital Management           3.2          3.1           2.9        3.2%     10.3%
----------------------------------------------------------------------------------------
Total assets under management      $38.0        $36.5         $33.3        4.1%     14.1%
----------------------------------------------------------------------------------------

(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

Managed assets at Wilmington Trust were higher at September 30, 2005, than at September 30, 2004, mainly because of Wealth Advisory Services activity. Managed assets at Wilmington Trust were slightly lower at September 30, 2005, than at December 31, 2004, mainly because of a decrease during the 2005 second quarter of managed assets associated with Corporate Client Services activity.

Assets associated with Corporate Client Services clients can fluctuate by hundreds of millions of dollars from one period to the next, depending on cash management decisions clients make. This is just one of the reasons why we do not consider managed asset levels at Wilmington Trust to be a leading indicator of business trends.

As the table below shows, the investment mix of our managed assets (excluding CRM and RCM) remained relatively unchanged.

INVESTMENT MIX OF WILMINGTON
TRUST MANAGED ASSETS (1)       AT 9/30/05   AT 12/31/04   AT 9/30/04
--------------------------------------------------------------------
Equities                           55%          59%           42%
Fixed income                       23%          23%           25%
Cash and equivalents               13%          12%           13%
Mutual funds (2)                    0%           0%            8%
Other assets                        9%           6%           12%

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

CLIENT ASSETS AT WILMINGTON TRUST (EXCLUDING CRM AND RCM)                      % CHANGE FROM
----------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN BILLIONS)        AT 9/30/05   AT 12/31/04   AT 9/30/04   12/31/04   9/30/04
----------------------------------------------------------------------------------------------
Assets under management (1)            $26.3        $26.5        $ 24.6      (0.7)%      6.9%
Assets under administration             70.6         72.5          75.6      (2.6)%     (6.6)%
Total client assets                    $96.9        $99.0        $100.2      (2.1)%     (3.3)%

(1) Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

WEALTH ADVISORY SERVICES

We report Wealth Advisory Services (WAS) revenue in three categories:

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

WAS revenue was 18% higher for the third quarter of 2005, and 14% higher for the first nine months of 2005, than for the corresponding periods in 2004. Business development activities with new as well as existing clients accounted for these increases.

WEALTH ADVISORY REVENUE (IN MILLIONS)   2005 Q3   2004 Q3   2005 YTD   2004 YTD
-------------------------------------------------------------------------------
Trust and investment advisory fees       $32.0     $27.4     $ 91.6     $ 81.1
Mutual fund fees                           5.2       5.0       14.5       15.1
Planning and other services fees           6.3       4.6       23.3       17.8
------------------------------------------------------------------------------
Total Wealth Advisory revenue            $43.5     $37.0     $129.4     $114.0
==============================================================================

Most of the increases in total WAS revenue were generated by trust and investment advisory activities, which is the revenue our core asset management services generate. This was mainly the result of business development, not market appreciation, as comparisons with a key equity market index illustrate.

Trust and investment advisory revenue was 17% higher for the third quarter of 2005 than for third quarter of 2004. In comparison, the increase in S&P 500, which we believe is a good proxy for the equity investments in our clients' portfolios, was 10% during that 12-month span.

For the first nine months of 2005, trust and investment advisory revenue was 13% higher. In comparison, the increase in the S&P 500 between December 31, 2004, and September 30, 2005, was less than 2%.

Revenue from planning and other services was 37% higher for the third quarter and 31% higher for the first nine months of 2005 than for the corresponding periods in 2004. Almost all of this growth reflected revenue from the family office and business management services provided by Grant Tani Barash & Altman
(GTBA), which we

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005 acquired in October 2004. We did not consolidate GTBA's financial results with ours until the fourth quarter of 2004.

In each of the quarters since then, GTBA has accounted for approximately $2 million of quarterly revenue from planning and other services, which has helped replace nonrecurring fees from highly specialized financial planning activities.

New fees (sales) for the first nine months of 2005 were approximately $13.6 million (annualized), compared with approximately $16.0 million for the first nine months of 2004. New fees for highly specialized plans were $3.5 million less for the first nine months of 2005 than for the first nine months of 2004, as demand for these types of plans was lower.

Business development from markets outside Delaware continued to gain momentum, as the following table shows. New fees from markets outside Delaware comprised approximately 64% of total new fees for the 2005 third quarter, up from approximately 54% for the third quarter of 2004. For the first nine months of 2005, markets outside Delaware accounted for approximately 47% of total new fees, up from 45% for the first nine months of 2004.


AS A PERCENTAGE OF TOTAL
NEW WEALTH ADVISORY FEES
FOR THE FIRST 9 MONTHS OF   2005   2004
---------------------------------------
California                    5%     6%
Delaware (1)                 53%    55%
Florida                       8%     4%
Georgia                       6%     8%
Maryland                      3%     2%
New York                     11%    12%
Pennsylvania                 14%    13%

(1) Delaware's contribution includes business development with clients in other states who seek Delaware's trust advantages. We serve these clients from our headquarters in Wilmington.

CORPORATE CLIENT SERVICES

We report Corporate Client Services (CCS) revenue in four categories:

1. Capital markets. These fees are based on the complexity of trust and administrative services we provide that support the structured finance industry. We perform most of these services under multiyear contracts.

2. Entity management. These fees are based on the complexity of administrative services we provide for special purpose entities in preferred jurisdictions.

3. Retirement services. These fees are based on equity market valuations of retirement plan assets for which we serve as trustee and/or custodian.

4. Cash management. These fees reflect cash management services we perform for capital markets and entity management clients.

CORPORATE CLIENT REVENUE
(IN MILLIONS)                    2005 Q3   2004 Q3   2005 YTD   2004 YTD
------------------------------------------------------------------------
Capital markets                   $ 8.7     $ 7.1      $24.5      $23.3
Entity management                   5.7       5.8       17.5       16.8
Retirement services                 3.3       2.9        9.7        8.9
Cash management                     1.4       1.4        4.0        4.6
-----------------------------------------------------------------------
Total Corporate Client revenue    $19.1     $17.2      $55.7      $53.6
=======================================================================

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

Total CCS revenue was 11% higher for the third quarter of 2005 than for the third quarter of 2004. The capital markets component of the business accounted for almost all of this increase.

After a period of prolonged weakness, the capital markets industry rebounded during the 2005 third quarter. Revenue from capital markets services was 22% higher than for the year-ago third quarter. Sales of capital markets services were 13% higher than for the year-ago third quarter.

Of the various capital markets services we offer, sales of custody and trust services accounted for more than half of the total capital markets sales for the 2005 third quarter. Several large domestic equipment leasing transactions and several collateral trust transactions involving distressed airlines contributed to the improvement.

Sales of services that support asset-backed securitizations (ABS) also contributed to the 2005 versus 2004 third quarter growth in capital markets revenue. ABS sales for the 2005 third quarter were 13% higher than for the year-ago third quarter. This increase mainly reflected higher levels of activity from existing clients.

Capital markets revenue for the 2005 third quarter also benefited from new issues of trust-preferred securities, as real estate investment trusts began to use more of these instruments in their financing activities.

In the entity management component of the CCS business, revenue for the 2005 third quarter was slightly lower than for the 2004 third quarter. Lower recurring fee and new business volume from clients in Europe as well as in the United States accounted for most of this decrease.

In the retirement services component, revenue for the 2005 third quarter was 14% higher than for the year-ago third quarter. Sales of services that support executive compensation plans, as well as higher market valuations of retirement plan assets we hold in custody, accounted for most of this revenue growth.

The third quarter 2005 results significantly improved year-to-date results for the CCS business. Compared with the first nine months of 2004, CCS revenue was $2.1 million higher. In contrast, CCS revenue for the first six months of 2005 was only $400,000 more than for the first six months of 2004.

AFFILIATE MONEY MANAGERS

Our two affiliate money managers are:

-    Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York;
     and

-    Roxbury Capital Management (RCM), a growth-style manager based in Santa
     Monica.

Revenue from these two firms is based on our ownership interest in each. Their results are not consolidated in our financial statements.

AFFILIATE MANAGER REVENUE (IN MILLIONS)   2005 Q3   2004 Q3   2005 YTD   2004 YTD
---------------------------------------------------------------------------------
Cramer Rosenthal McGlynn                    $3.4      $2.5      $11.8      $7.1
Roxbury Capital Management                   0.3       0.3        0.8       0.7
-------------------------------------------------------------------------------
Total affiliate manager income              $3.7      $2.8      $12.6      $7.8
-------------------------------------------------------------------------------

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

CRAMER ROSENTHAL MCGLYNN

Assets under management at CRM have risen every quarter since the first quarter of 2003, and have set new records every quarter since the second quarter of 2004. That trend continued for the third quarter of 2005, when CRM's managed assets reached $8.5 billion. This was an increase of $2.7 billion from September 30, 2004, and $1.6 billion more than at December 31, 2004. A combination of new business and market appreciation accounted for the increase.

As a result of the growth in managed assets, third quarter 2005 income from our investment in CRM was $900,000, or 36%, more than for the year-ago third quarter. For the first nine months of 2005, it was $4.7 million, or 66%, higher than for the first nine months of 2004.

At September 30, 2005, our ownership interest in CRM was 77.24%, the same as it was at December 31, 2004, and September 30, 2004. Despite the high percentage of our position, we do not hold a controlling interest in CRM. CRM principals retain certain management controls, including veto powers over a variety of matters.

ROXBURY CAPITAL MANAGEMENT

RCM continued to attract assets to its small- and mid-capitalization products. Managed assets at RCM were $3.2 billion at September 30, 2005, up from $2.9 billion at September 30, 2004, and $3.1 billion at December 30, 2004.

For the 2005 third quarter, income from our investment in RCM was $0.3 million, equal to the amount for the year-ago third quarter. Income from RCM for the first nine months of 2005 was $0.8 million, which was $0.1 million more than for the corresponding period last year. This increase reflected RCM's ongoing efforts to reduce expenses and improve efficiency.

At September 30, 2005, our ownership interest in RCM consisted of 41.23% of RCM's common shares and 30% of its gross revenues. These percentages were the same as at September 30, 2004, and December 31, 2004.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Income from service charges on deposit accounts was $7.4 million for the 2005 third quarter, $400,000 less than for the year-ago third quarter. For the first nine months of 2005, service charge income was $20.9 million, $3.2 million less than for the first nine months of 2004.

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

Opposite these year-over-year declines, service charge revenue for the 2005 third quarter was $700,000 higher than for the 2005 second quarter. This increase reflected a 45% linked-quarter increase in automated teller machine
(ATM) fees. Since April 2005, we have added 52 new ATMs in New Jersey and Delaware, resulting in higher ATM surcharge income.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

NONINTEREST EXPENSE

Compared to the corresponding periods in 2004, noninterest expenses were higher by 6% for the third quarter of 2005, and 7% higher for the first nine months of 2005. Almost all of the third quarter and year-to-date increases were due to higher staffing-related costs, including salaries and wages, incentives and bonuses, and employment benefits expense. Staffing-related costs continued to account for approximately 60% of total noninterest expense.

STAFFING AND TOTAL NONINTEREST EXPENSE    2005 Q3   2004 Q3   2005 YTD   2004 YTD
---------------------------------------------------------------------------------
Staffing-related expense (in millions)     $54.6     $51.2     $163.4     $151.6
---------------------------------------------------------------------------------
Total noninterest expense (in millions)    $91.8     $86.9     $270.8     $252.5
---------------------------------------------------------------------------------

NUMBER OF STAFF MEMBERS          AT 9/30/05   AT 12/31/04   AT 9/30/04
----------------------------------------------------------------------
Full-time equivalent headcount      2,439        2,428         2,375

The number of staff members increased mainly because we:

- Added staff in every department of our company and in every one of our markets throughout 2004, in order to better serve clients; and

- Acquired GTBA, which added 43 staff members in October 2004, and accounted for 44 staff members at the end of the 2005 third quarter.

In other changes in expenses between the third quarters of 2005 and 2004:

- Advertising expense increased mainly because charitable contributions were higher than for the year-ago third quarter.

- Servicing and consulting expense was $1.1 million lower, mainly because costs associated with Sarbanes-Oxley Act compliance were lower.

- Subadvisor expense rose because demand for investment management services was higher.

-    Travel and entertainment expense included sponsorship costs.

- Originating and processing expense increased $700,000 because costs associated with loan originations, filing fees, and check processing were higher.

The increase in total noninterest expense for the first nine months of 2005 reflected, in addition to higher staffing-related expense, higher telecommunications, insurance, and audit costs.

Total noninterest expense for the first nine months of 2005 includes two items that are not expected to occur again in 2005:

- The amount recorded for subadvisor expenses reflected a one-time credit of approximately $1 million. This credit resulted from account reconciliations that we made in the process of consolidating Wilmington Trust's subadvisor expenses with those of Balentine & Company under Wilmington Trust Investment Management. Absent this credit, subadvisor expenses would have been approximately $1 million higher.

- The amount recorded for "other noninterest expense" included approximately $1 million of expenses associated with product development. Absent this amount, other noninterest expense would have been approximately $1 million lower.

We recorded both of these items in the 2005 second quarter.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


INCOME TAXES

Income tax expense for the third quarter and first nine months of 2005 was higher than for the corresponding periods last year mainly because our pretax income was higher. In addition, state income tax expense was higher as a result of the GTBA acquisition and increased revenue from Cramer Rosenthal McGlynn.

INCOME TAXES AND TAX RATE          2005 Q3   2004 Q3   2005 YTD   2004 YTD
--------------------------------------------------------------------------
Pretax income (in millions)         $68.7     $53.6     $194.3     $166.2
Income tax expense (in millions)    $24.2     $19.2     $ 69.2     $ 58.9
Effective tax rate                   35.2%     35.8%      35.6%      35.4%

CAPITAL RESOURCES

Our capital position remained strong during the first nine months of 2005. Stockholders' equity rose 7%; the returns on equity and assets improved; the capital generation rate improved; and our regulatory capital continued to exceed the minimum levels established by the Federal Reserve Board for well-capitalized institutions.

In a reflection of our capital strength, our Board of Directors raised the quarterly cash dividend by more than 5% on April 21, 2005, and declared regular quarterly dividends on July 21, 2005, and October 20, 2005. The Board's April 2005 action increased the quarterly dividend from $0.285 to $0.30 per share, or from $1.14 to $1.20 per share annualized. We have paid cash dividends on our common stock every year since 1908; paid quarterly cash dividends every year since 1916; and increased our cash dividend every year since 1982. According to Mergent, Inc.'s Dividend Achievers, fewer than 3% of the dividend-paying companies that trade on U.S. exchanges have made that many consecutive annual increases.

                                                      9 MOS. ENDED   YEAR ENDED   9 MOS. ENDED
CAPITAL STRENGTH                                         9/30/05      12/31/04       9/30/04
----------------------------------------------------------------------------------------------
Stockholders' equity (period-end, in millions)           $968.2        $905.3        $890.5
Return on average stockholders' equity (annualized)       17.88%        16.68%        15.71%
Return on average assets (annualized)                      1.72%         1.56%         1.48%
Capital generation rate (annualized)                       9.57%         8.35%         8.44%
Dividend payout ratio                                      47.9%         52.8%         52.4%

During the first nine months of 2005, we added $62.9 million to capital, including:

- $65.0 million, which reflected earnings of $124.9 million net of $59.9 million in cash dividends; and

- $13.1 million from the issue of common stock under employment benefit plans.

Offsetting these additions were $15.2 million of reductions in capital, which consisted of:

-    $12.5 million in unrealized losses on securities, net of taxes;

-    $0.1 million in derivative losses included in net income, net of taxes;

-    $0.4 million in foreign currency exchange adjustments;

-    $1.7 million for the repurchase of shares; and

- $0.5 million of security gains reclassified from other comprehensive income.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

Our share repurchase activity was minimal during the first nine months of 2005, as we elected to replenish capital that we expended on the GTBA acquisition and other expansion activities in 2004. During the 2005 third quarter, we bought back 7,980 of our shares at an average per-share price of $38.45 and a total cost of $0.3 million. The total number of shares we repurchased during the first nine months of 2005 was 47,837, at an average per-share price of $35.49 and a total cost of $1.7 million. This brought the total number of shares repurchased under the current 8-million-share program, which commenced in April 2002, to 682,430, leaving 7,317,570 available for repurchase.

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve's guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

                               AT        AT          MINIMUM TO BE          MINIMUM TO BE
REGULATORY CAPITAL RATIOS   9/30/05   12/31/04   ADEQUATELY CAPITALIZED   WELL CAPITALIZED
------------------------------------------------------------------------------------------
Total risk-based capital     12.12%    11.60%              8%                    10%
Tier 1 risk-based capital     7.33%     6.94%              4%                     6%
Tier 1 leverage capital       6.30%     5.92%              4%                     5%

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

During the first nine months of 2005, core deposits - demand deposits, interest-bearing demand deposits, time deposits, and local CDs $100,000 and over
- continued to be our primary source of funding, but they accounted for a smaller proportion of our funding, because the pace of growth in core deposits lagged the pace of growth in earning assets.

Loan balances accounted for approximately 78% of our total earning assets, both on a period-end and average-balance basis. Between December 31, 2004, and September 30, 2005, loan balances rose 8%, but core deposit balances remained essentially the same. On average, loan balances were 9% higher for the 2005 third quarter than for the year-ago third quarter, while core deposit balances were 6% higher.

We use purchased funds, which consist of national CDs $100,000 and over (national CDs), and short-term borrowings to augment growth in earning assets. We base the mix between national CDs and short-term borrowings on which offers the more favorable rate. In general, the national CDs and term federal funds we purchase have maturities of 90 days or fewer. Our short-term borrowings typically mature within 365 days of the transaction date.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

The following table shows changes, at period-end, in the proportion of funding provided by various sources of liquidity.

PROPORTION OF FUNDING PROVIDED BY:       AT 9/30/05   AT 12/31/04   AT 9/30/04
------------------------------------------------------------------------------
Core deposits                               48.7%        52.4%         50.0%
Core deposits and stockholders' equity      58.2%        62.0%         59.2%
National CDs and short-term borrowings      36.3%        32.0%         35.0%

Between December 31, 2004, and September 30, 2005, the combined balances of purchased funds and short-term borrowings increased 22%. All of the increase was in national CD balances, as the balances of short-term borrowings declined $40.0 million.

The average rate on core interest-bearing deposits for the first nine months of 2005 was 1.30%. The average rate for national CDs was 3.05%, and the average rate for total short-term borrowings was 2.93%. Although the cost of national CDs and short-term borrowings exceeded the rate we paid on core interest-bearing deposits, we maintained this funding strategy instead of other funding strategies because:

- It lets us add deposits without making capital investments to support the physical expansion of our branch network beyond Delaware;

- It helps us curb growth in the annual operating expense associated with staffing and maintaining additional branch offices outside of Delaware;

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

In addition to deposits, other sources of liquidity that are available to us include:

- Cash flow generated by our investment portfolio, which we expect will generate approximately $268 million of cash over the next 12 months from maturities, calls, and income. At September 30, 2005, the balance of the investment portfolio was $1.93 billion.

- The Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. As of September 30, 2005, we had $0.9 billion in available borrowing capacity that was secured with collateral, compared with $1.2 billion at December 31, 2004.

-    Lines of credit with U.S. financial institutions totaling $100.0 million.

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. All of our credit ratings are investment grade, and they substantiate our financial stability and the consistency, over time, of our earnings. We have undergone no credit rating changes in 2005; in August, Standard & Poor's reaffirmed their credit ratings of Wilmington Trust Corporation and Wilmington Trust Company. Our most recent credit ratings are posted on wilmingtontrust.com in the "Investor Relations" section.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability, or increase the cost, of funding from the national markets.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

Among our liquidity risks is a partial guaranty of a line of credit obligation for affiliate money manager Cramer Rosenthal McGlynn (CRM). At September 30, 2005, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 77.24%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 6, 2005.

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

During the first nine months of 2005, all key measures of credit quality improved:

- Net charge-offs and nonaccruing loans decreased from the levels recorded at December 31, 2004.

- Also lower than their 2004 year-end levels were the loan loss reserve ratio, the nonperforming assets ratio, and the net charge-off ratio.

- The percentage of loans rated "pass" in the internal risk-rating analysis remained at nearly 97%.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


We believe that the primary indicator of credit quality is the net charge-off ratio.

NET CHARGE-OFFS                       2005 Q3   2004 Q3   2005 YTD   2004 YTD
-----------------------------------------------------------------------------
Gross charge-offs (in millions)        $ 3.1     $ 5.8     $ 9.4      $14.7
Recoveries (in millions)                (1.2)     (1.7)     (3.3)      (4.5)
Net charge-off amount (in millions)      1.9       4.1       6.1       10.2
Net charge-off ratio (1)                0.03%     0.06%     0.09%      0.16%

(1) We calculate the year-to-date net charge-off ratio by dividing the year-to-date dollar amount of net charge-offs by total loans, on average, for the period.

Both the net charge-off ratio and the dollar amount of charged-off loans remained at levels that were lower than our historic averages. The net charge-off ratio, annualized at September 30, 2005, was 12 basis points. In comparison, the annualized net charge-off ratio at September 30, 2004, was 21 basis points. Actual net charge-offs for the 2004 full year were 24 basis points. There have been only five times in the past 20 years when our full-year net charge-off ratio was less than 25 basis points.

The following table shows how other measures of credit quality improved during the first nine months of 2005.

NONPERFORMING ASSETS (DOLLARS IN MILLIONS)   AT 9/30/05   AT 12/31/04   AT 9/30/04
----------------------------------------------------------------------------------
Nonaccruing loans                              $49.9         $56.4        $60.7
% of nonaccruing loans to total loans           0.68%         0.83%        0.92%
Other real estate owned (OREO)                 $ 0.2         $ 0.2        $ 0.2
% of OREO to total loans                          --            --           --
Renegotiated loans (nonaccruing)               $ 4.8         $ 5.2           --
Total nonperforming assets                     $54.9         $61.8        $60.9
% of nonperforming assets to total loans        0.75%         0.91%        0.92%

Nonaccruing loans were lower at September 30, 2005, than at December 31, 2004, and September 30, 2004. Total nonperforming assets were lower mainly because a $5.1 million loan was renegotiated during the 2004 fourth quarter.

On October 28, 2005, we entered into a settlement agreement with Royal Indemnity Company under which we received $11 million. We recorded approximately $8.5 million of this amount as a reduction to nonaccruing loans, and approximately $2.5 million as a recovery. The $8.5 million reduction in nonaccruing loans represents 17% of the amount of nonaccruing loans at September 30, 2005.

Loans past due 90 days or more (past-due loans) were higher at September 30, 2005, than at December 31, 2004, and September 30, 2004, as the following table shows.

LOANS PAST DUE 90 DAYS OR MORE                 AT 9/30/05   AT 12/31/04   AT 9/30/04
------------------------------------------------------------------------------------
Loans past due 90 days or more (in millions)     $14.9         $5.5          $7.6
% in the commercial portfolio                       85%          56%           69%
% in the residential mortgage portfolio              8%          22%           18%
% in the consumer portfolio                          7%          22%           13%

The increase in past-due loans was associated primarily with a Wealth Advisory Services client, not Regional Banking clients. Nearly $6.0 million of the $14.9 million past due at September 30, 2005, returned to current status in early October 2005. Had this amount been current prior to the end of the reporting period, past-due loans at

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

September 30, 2005, would have amounted to approximately $8.9 million, compared with $7.6 million at September 30, 2004.

In our internal risk rating analysis, the percentage of loans rated "pass" remained at 97%. The 2005 third quarter marked the sixth consecutive quarter that the percentage of loans rated "pass" exceeded 96%. The percentage of loans with pass ratings has been higher than 92% since 1998, and higher than 95% since 2000.

INTERNAL RISK RATING ANALYSIS   AT 9/30/05   AT 12/31/04   AT 9/30/04
---------------------------------------------------------------------
Pass                              96.96%        96.58%       96.74%
Watchlisted                        2.00%         1.82%        1.81%
Substandard                        0.82%         1.35%        1.21%
Doubtful                           0.22%         0.25%        0.24%

The percentage of loans rated "substandard" declined from year-end 2004 because, in January 2005, we received the remaining payment on a $23 million loan that had been transferred to nonaccruing status during the 2004 third quarter.

The definitions of the categories we use in the internal risk-rating analysis, which we apply consistently, are as follows:

-    "Pass" identifies loans with no current potential problems;

-    "Watchlisted" identifies potential problem credits;

-    "Substandard" identifies problem credits with some probability of loss; and

-    "Doubtful" identifies problem credits with a higher probability of loss.

These definitions are consistent with the classifications that regulatory agencies use to define problem and potential problem credits.

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged, as the following table shows.

COMPOSITION OF THE LOAN PORTFOLIO     AT 9/30/05   AT 12/31/04   AT 9/30/04
---------------------------------------------------------------------------
Commercial/financial/agricultural         35%          37%          37%
Commercial real estate/construction       14%          11%          11%
Commercial mortgage                       17%          18%          18%
Residential mortgage                       6%           6%           7%
Consumer                                  19%          19%          18%
Secured with liquid collateral             9%           9%           9%

Changes in our provision and reserve for loan losses reflected loan growth, the results of the internal risk rating analysis, the level of loan repayments and recoveries, and the Delaware Valley economic environment. At September 30, 2005, in light of the levels of past due, nonaccruing, and problem loans, we believed that the amounts of our provision and reserve for loan losses were adequate, and that they reflected a reasonable assessment of inherent loan losses.

PROVISION FOR LOAN LOSSES                 2005 Q3   2004 Q3   2005 YTD   2004 YTD
---------------------------------------------------------------------------------
Provision for loan losses (in millions)     $2.9      $2.9      $9.8       $11.6

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

RESERVE FOR LOAN LOSSES                    AT 9/30/05   AT 12/31/04   AT 9/30/04
--------------------------------------------------------------------------------
Reserve for loan losses (in millions)        $93.4         $89.7        $91.3
Loan loss reserve ratio                       1.28%         1.33%        1.38%
Unallocated reserve amount (in millions)     $ 6.1         $ 6.1        $ 6.1
% of total reserve that is unallocated         6.6%          6.8%         6.7%

We allocate the majority of our reserve for loan losses to specific commercial and retail loans. The portion of the reserve that we do not allocate specifically reflects the inherent losses that we have not accounted for otherwise.

At September 30, 2005, we had serious doubt that $7.7 million of loans would be repaid on a timely basis, even though those loans were performing in accordance with their terms or were less than 90 days past due. The following table compares this amount with those of prior periods.

SERIOUS-DOUBT LOANS                 AT 9/30/05   AT 12/31/04   AT 9/30/04
-------------------------------------------------------------------------
Serious-doubt loans (in millions)      $7.7          $4.1         $5.5

The increase in the amount of serious-doubt loans reflected one commercial banking client in Delaware.


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

As of September 30, 2005, we had entered into a total of $1.1 billion of interest rate swaps as follows:

- $364.4 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

- $364.4 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market value of the aforementioned swaps we made on behalf of clients.

- $375.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

As of September 30, 2005, our other contractual obligations consisted of:

- Two outstanding loans from the Federal Home Loan Bank of Pittsburgh that total $35.5 million. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $46.2 million. Many of our branch offices in Delaware, and all of our offices outside Delaware, are leased.

- A 77.24% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 6, 2005.

-    Certificates of deposit amounting to $3.8 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.22 billion.

The following table summarizes the obligations referenced above and the periods over which they extend.

PAYMENTS DUE (IN MILLIONS)      TOTAL    LESS THAN 1 YEAR   1 TO 3 YEARS   3 TO 5 YEARS   MORE THAN 5 YEARS
-----------------------------------------------------------------------------------------------------------
Certificates of deposit       $3,837.9       $3,556.7          $199.9         $ 56.6            $ 24.7
Long-term debt obligations       537.6           28.4           183.6           66.5             259.1
Operating lease obligations       46.2            8.6            19.6           12.3               5.7
Guaranty obligations               2.3            2.3              --             --                --
------------------------------------------------------------------------------------------------------
Total                         $4,424.0       $3,596.0          $403.1         $135.4            $289.5
------------------------------------------------------------------------------------------------------

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

We amortize other intangible assets on the straight-line or sum-of-the-years'- digits basis over the estimated useful life of the asset. We currently amortize mortgage servicing rights over an estimated useful life of approximately eight years, and client lists over an estimated useful life of 15 to 20 years.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

The following table presents how the simulation model projected the impact of gradual and sustained interest rate changes on net interest income over 12-month periods beginning September 30, 2005, and December 31, 2004.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

IMPACT OF INTEREST RATE CHANGES        FOR THE 12 MONTHS    FOR THE 12 MONTHS
ON NET INTEREST INCOME                 BEGINNING 9/30/05   BEGINNING 12/31/04
-----------------------------------------------------------------------------
Gradual increase of 250 basis points         2.25%              3.99%
Gradual decrease of 250 basis points        (5.62)%            (8.11)% (1)

(1) Because the targeted federal funds rate at December 31, 2004, was 2.25%, a scenario that simulated a 250-basis-point decrease would have been unreasonable, since that would have created negative interest rates within the model. Accordingly, the declining-rate scenario for the 12 months beginning December 31, 2004, modeled a gradual downward movement until the federal funds rate equaled zero. The rising rate scenario had no corresponding limit, as rates can increase without limit. As of September 30, 2005, the targeted federal funds rate was 3.75%, allowing for a full 250-basis-point decrease.

The table above shows that, as of September 30, 2005, if the targeted federal funds rate were to increase gradually by a total of 250 basis points over a 10-month period, the model projects that net interest income would increase 2.25% over the year beginning with that period. Similarly, if the targeted federal funds rate were to decrease gradually over that same span of time by a total of 250 basis points, the model projects that net interest income would decline by 5.62% for the year beginning with that period.

In 2005, the market interest rate environment has been considerably different than it was in 2004. During the first half of 2004, market interest rates were at their lowest levels since 1958. At the end of June 2004, the Federal Open Market Committee (FOMC) instituted its first rate increase since May 2000. Since then, the FOMC has continued to move rates upward. At September 30, 2005, the targeted federal funds rate (as set by the FOMC) was 200 basis points higher than at September 30, 2004, and 150 basis points higher than at December 31, 2004.

Because changes in the yields on our floating-rate loans did not correlate directly with the changes in market interest rates, our net interest income and net interest margin first began to benefit from the rising interest rate environment during the first quarter of 2005. This momentum continued in the second and third quarters. For the first nine months of 2005, the increases in the yields on earning assets rose in concert with the increases in market interest rates, but we did not experience corresponding pressure to increase deposit rates at the same pace. As a result, we remained slightly asset-sensitive, and our net interest margin expanded.

Changes in the yields on our floating-rate loans may not correlate directly with market interest rate changes, because:

- Most of our floating-rate loans reprice within 30 to 45 days of a rate change;

- Not all of our floating-rate loans are pegged to the targeted federal funds rate; and

-    We factor competitive considerations into our pricing decisions.

The following tables present a comparison of key yields and rates. For a more detailed analysis of our yields and rates, please refer to the "Analysis of earnings" section of this report.

                                    9 MONTHS        12 MONTHS       9 MONTHS
AVERAGE YIELDS AND RATES         ENDED 9/30/05   ENDED 12/31/04   ENDED 9/30/04
-------------------------------------------------------------------------------
Loan balances                        5.96%            4.87%           4.67%
Total earning assets                 5.58%            4.67%           4.51%
Core interest-bearing deposits       1.30%            0.85%           0.78%
Total cost of funds                  1.93%            1.10%           0.99%
-------------------------------------------------------------------------------
Net interest margin                  3.65%            3.57%           3.52%
-------------------------------------------------------------------------------

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

BASIS POINT INCREASES             9/30/05 VS.12/31/04   9/30/05 VS. 9/30/04
---------------------------------------------------------------------------
Investment securities portfolio          23 bps                25 bps
Commercial loans                        133 bps               184 bps
Total loans                             109 bps               151 bps
Total earning assets                     91 bps               276 bps
Core interest-bearing deposits           45 bps                61 bps
Total interest-bearing deposits          89 bps               120 bps
Total cost of funds                      83 bps               110 bps
Net interest margin                       8 bps                13 bps

The following table presents a comparison of the percentages of fixed- and floating-rate loans in our portfolio, and of our prime lending rate, which serves as a point of reference for a substantial number of the floating-rate loans in our commercial loan portfolio.

SELECTED LOAN YIELD INDICATORS                     AT 9/30/05   AT 12/31/04   AT 9/30/04
----------------------------------------------------------------------------------------
Wilmington Trust prime lending rate (period-end)      6.75%        5.25%         4.75%
Percentage of floating-rate loans                       77%          77%           77%
Percentage of fixed-rate loans                          23%          23%           23%

The repricing characteristics of the loan portfolio closely matched those of the funding sources. As of September 30, 2005:

-    Approximately 77% of total loans were floating rate loans.

- The pricing on approximately 63% of commercial floating-rate loans was tied to a prime lending rate of 6.75%.

- The pricing on approximately 33% of commercial floating-rate loans was tied to the 1-month LIBOR.

- Approximately 91% of national CDs $100,000 and over had maturities of 90 days or less.

- Approximately 93% of interest-bearing short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) had maturities of 90 days or less.

The preceding paragraphs contain forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. We review our exposure to interest rate risk regularly, and may employ a variety of strategies as needed to adjust our sensitivity to it. This includes changing the relative proportions of fixed-rate and floating-rate assets and liabilities; changing the number and maturity of funding sources; securitizing assets; and utilizing such derivative contracts as interest rate swaps and interest rate floors.

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

The following components of noninterest income are based on financial market valuations:

-    Wealth Advisory trust and investment advisory fees

-    Corporate Client retirement services fees

-    Corporate Client cash management fees

-    Affiliate money manager revenue

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

As the following table shows, 51% - or $40.4 million - of total noninterest income for the 2005 third quarter was subject to financial market risk. For the first nine months of 2005, 51% of total noninterest income - or $117.9 million - was subject to financial market risk.

NONINTEREST INCOME BASED ON MARKET VALUATIONS         2005 Q3   2004 Q3   2005 YTD   2004 YTD
---------------------------------------------------------------------------------------------
WAS trust and investment advisory (in millions)        $32.0     $27.4     $ 91.6     $ 81.1
CCS retirement services (in millions)                    3.3       2.9        9.7        8.9
CCS cash management services (in millions)               1.4       1.4        4.0        4.6
Affiliate manager revenue (in millions)                  3.7       2.8       12.6        7.8
Total $ tied to market valuations (in millions)        $40.4     $34.5     $117.9     $102.4
% of total noninterest income tied to market values       51%       50%        51%        48%

ECONOMIC RISK

A primary factor in the continued loan growth of our Regional Banking business and loan balances is the economic environment in the Delaware Valley region. The regional economy is well diversified across the life sciences, financial services, health care, education, construction, manufacturing, agriculture, and tourism sectors. Economic indicators in the region remained positive:

- According to the Delaware Department of Labor, as of September 2005, Delaware's unemployment rate was 4.1%, versus the national rate of 5.1%. Delaware's unemployment rate has remained below the national average since at least 1990.

- According to Regional Economic Conditions published by the Federal Deposit Insurance Corporation, the unemployment rate for the metropolitan Philadelphia area was 4.7% as of the fourth quarter of 2004 (the most recent report available).

- The Federal Reserve Bank of Philadelphia issued Economic Activity Indexes for Delaware, Pennsylvania, and New Jersey that reported increases in economic activity in all three states over the past 12 months (as of August 2005, the most recent report available).

- The Federal Deposit Insurance Corporation reported that Delaware had the 8th highest rate of employment growth in the United States in the 2005 second quarter. This was an improvement from the 2005 first quarter, when Delaware ranked 12th.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

Fiduciary risk is the risk of loss that may occur if we were to breach a fiduciary duty to a client. To limit this risk, we employ policies and procedures to reduce the risk of failing to discharge our obligations to clients faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures include those that pertain to creating, selling, and managing investment products; trading securities; and selecting counterparties.

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter or first nine months of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust stock during the third quarter.

                                                                                     (d) Maximum Number
                                                                                      (or Approximate
                                                              (c) Total Number of     Dollar Value) of
                                                  (b)          Shares (or Units)     Shares (or Units)
                      (a) Total Number of    Average Price   Purchased as Part of     that May Yet Be
                       Shares (or Units)    Paid per Share    Publicly Announced    Purchased Under the
Period                     Purchased           (or Unit)       Plans or Programs     Plans or Programs
-------------------------------------------------------------------------------------------------------
Month #1
July 1, 2005 -
July 31, 2005                7,980              $38.45               7,980               7,317,570

Month #2
August 1, 2005 -
August 31, 2005                 --                  --                  --               7,317,570

Month #3
September 1, 2005 -
September 30, 2005              --                  --                  --               7,317,570

Total                        7,980              $38.45               7,980               7,317,570

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

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number    Exhibit
--------------------------------------------------------------------------------
3.1       Amended and Restated Certificate of Incorporation of the Corporation
          (Commission File Number 1-14659)(1)
3.2       Amended Certificate of Designation of Series A Junior Participating
          Preferred Stock of the Corporation (Commission File Number 1-14659)
          (2)
3.3       Amended and Restated Bylaws of the Corporation (Commission File Number
          1-14659) (3)
10.40     Settlement Agreement dated as of October 28, 2005, between Royal
          Indemnity Company and Wilmington Trust of Pennsylvania (4)
31        Rule 13a 14(a)/15d-14(a) Certifications (4)
32        Section 1350 Certification (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)  Filed herewith.

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2005


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION


Date: November 9, 2005                  /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Name: Ted T. Cecala
                                        Title: Chairman of the Board and Chief
                                               Executive Officer (Authorized
                                               Officer)


Date: November 9, 2005                  /s/ David R. Gibson
                                        ----------------------------------------
                                        Name: David R. Gibson
                                        Title: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)