Form 10-K
period 2005-12-31
WILMINGTON TRUST CORP
filed 2006-03-10
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

COMMISSION FILE NUMBER: 1-14659

                          WILMINGTON TRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     51-0328154
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

Rodney Square North, 1100 North Market Street, Wilmington, Delaware       19890
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (302) 651-1000
--------------------------------------------------------------------------------

Securities registered pursuant to
Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered:

Common Stock, $1.00 Par Value                        New York Stock Exchange
------------------------------------                 --------------------------
(Title of class)

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                  Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                 Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [X]  Accelerated filer  [ ]  Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,392,910,052.65

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of share outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 67,903,279 shares of common stock, par value $1 per share, were outstanding on December 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Documents Incorporated                               Part of Form 10-K in which
by Reference                                         Incorporated
---------------------------------------------        ---------------------------
(1)      Portions of Proxy Statement for 2006               Part III
         Annual Shareholders' Meeting
         of Wilmington Trust Corporation

(2)      Portions of  Annual Report to                      Parts I, II, and IV
         Shareholders for fiscal year ended
         December 31, 2005

*For purposes of this calculation, Wilmington Trust's subsidiaries and its directors and executive officers are deemed to be "affiliates."

                                TABLE OF CONTENTS

PART I

Item 1      Business...................................................................................          1

Item 1A     Risk Factors...............................................................................         23

Item 1B     Unresolved Staff Comments..................................................................         25

Item 2      Properties.................................................................................         25

Item 3      Legal Proceedings..........................................................................         26

Item 4      Submission of Matters to a Vote of Security Holders........................................         26

PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder Matters.......................         26

Item 6      Selected Financial Data....................................................................         28

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operation.........................................................         29

Item 7A     Qualitative and Quantitative Disclosure About Market Risk..................................         29

Item 8      Financial Statements and Supplementary Data................................................         29

Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................................................         30

Item 9A     Controls and Procedures....................................................................         30

Item 9B     Other Information..........................................................................         30

PART III

Item 10     Directors and Executive Officers of the Registrant.........................................         30

Item 11     Executive Compensation.....................................................................         30

Item 12     Security Ownership of Certain Beneficial Owners and Management.............................         30

Item 13     Certain Relationships and Related Transactions.............................................         30

Item 14     Principal Accountant Fees and Services.....................................................         30

PART IV

Item 15     Exhibits and Financial Statement Schedules.................................................         31

                                     PART I

ITEM 1. BUSINESS

      General

Wilmington Trust Corporation, a Delaware corporation and a financial holding company under the Bank Holding Company Act ("Wilmington Trust"), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust's principal subsidiary ("WTC"). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 46 branch offices.

Wilmington Trust also owns two other depository institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with four branches ("WTPA"), and Wilmington Trust FSB, a federally-chartered savings bank with one branch and a sales office in Maryland; one branch and four sales offices in Florida; and trust agency offices in California, Georgia, Nevada, and New York ("WTFSB"). (WTC, WTPA, and WTFSB sometimes are referred to herein as the "Banks"). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser ("RSMC"); WT Investments, Inc., an investment holding company with interests in five asset management firms ("WTI"); GTBA Holdings, Inc. ("GTBAH"), an investment holding company with interests in two asset management firms; Wilmington Trust Investment Management, LLC, an investment advisory firm ("WTIM"); and Wilmington Trust (UK) Limited, an investment holding company with interests in four international firms providing entity management services ("WTUK"). Through its wholly-owned subsidiary, WTC Camden, Inc., WTC owns an interest in an investment adviser, Camden Partners Equity Managers I, LLC.

Wilmington Trust's principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its telephone number is (888) 456-9361. Its principal role is to supervise and coordinate the Banks', RSMC's, WTI's, WTIM's, GTBAH's, and WTUK's activities and provide them with capital and services. Virtually all of Wilmington Trust's income historically has been from dividends from its subsidiaries. Wilmington Trust's current staff principally consists of its management, who are officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC's support staff.

As of December 31, 2005, Wilmington Trust had total assets of $10.2 billion and total shareholders' equity of $1.01 billion. On that date, 67,903,279 shares of Wilmington Trust's common stock were issued and outstanding, and the company had 8,180 shareholders of record. Wilmington Trust's total loans outstanding were approximately $7.40 billion on that date.

Wilmington Trust's businesses comprise Wealth Advisory Services, Corporate Client Services, and Regional Banking. The Wealth Advisory Services business serves clients throughout the United States and in many foreign countries. The Corporate Client Services business provides specialty trust services for national and multinational institutions. The Regional Banking business targets commercial clients throughout the Delaware Valley region and consumer clients in the state of Delaware.

      Wealth Advisory Services Activities

The Banks' Wealth Advisory Services activities encompass a variety of sophisticated financial planning, investment management, fiduciary, and custom lending services for individuals and families. These services include estate, retirement, tax, philanthropic, business succession, and executive benefits planning. The Banks also offer trust creation and administration, estate settlement, and private banking services. The Banks receive fees for providing these services.

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

To establish and maintain legal residency requirements for special purpose/variable interest entities, Wilmington Trust provides administrative services that demonstrate "nexus," or substance. These services typically include providing a physical location and independent directors for the entity, bookkeeping, and other administrative tasks.

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

      Residential Mortgage Loans

The Banks directly originate or purchase conventional residential first mortgage loans. The Banks sell all new residential fixed-rate mortgage production into the secondary market. Existing residential mortgage loans are served by a third-party provider. The Banks provide financing for jumbo residential first mortgage loans through a third-party lender. The Banks may purchase residential mortgage loans in support of Community Reinvestment Act activities.

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

The Banks limit commercial loans secured by real estate to individuals and organizations with a demonstrated capacity to generate cash flow sufficient to repay indebtedness under varied economic conditions. The Banks monitor the performance of these loans and other loans on a continuous basis.

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

      Other Activities

Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2005, the Banks' investment securities, including securities purchased under agreements to resell, totaled $1.9 billion, or 19% of their total assets. The Banks' investment securities are used to meet federal liquidity requirements, among other purposes. Designated members of the Bank's management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.

Financial information about Wilmington Trust's reporting segments is contained in Note 21 to the Consolidated Financial Statements contained in Wilmington Trust's Annual Report to Shareholders for 2005.

      Subsidiaries

WTC has 19 active wholly owned subsidiaries, formed for various purposes. Those subsidiaries' results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust's customers, and include:

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

            -     Wilmington Trust (Cayman), Ltd., a trust company;

            -     Wilmington Trust (Channel Islands), Ltd., a trust company; and

            - Wilmington Trust SP Services (South Carolina), Inc., and Wilmington Trust SP Services (Vermont), Inc., captive insurance management companies.

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

      Staff Members

On December 31, 2005, Wilmington Trust and its subsidiaries had 2,469 full-time equivalent employees. Wilmington Trust considers its and its subsidiaries' relationships with these employees to be good. Wilmington Trust and the Banks provide a variety of benefit programs for these employees, including pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

Industry Guide 3 Tables

The following table presents a rate/volume analysis of net interest income:

                                                     -------------------------------------------------------------------------

                                                                         2005/2004                              2004/2003
                                                           Increase (Decrease) due                Increase (Decrease) due
                                                                      to change in                           to change in
                                                     -------------------------------------------------------------------------
(in millions)                                        Volume(1)    Rate(2)        Total       Volume(1)     Rate(2)      Total
------------------------------------------------------------------------------------------------------------------------------
Interest income:
      Time deposits in other banks                   $      --    $    --       $     --     $      --     $    --     $    --
      Federal funds sold and securities
         purchased under agreements to resell              0.2        0.5            0.7          (0.1)        0.1          --
------------------------------------------------------------------------------------------------------------------------------
               Total short-term investments                0.2        0.5            0.7          (0.1)        0.1          --
                                                     -------------------------------------------------------------------------

      U.S. Treasury and government agencies                1.5        0.7            2.2          (1.4)        0.7        (0.7)
      State and municipal*                                (0.2)       0.1           (0.1)         (0.2)       (0.1)       (0.3)
      Preferred stock*                                    (2.2)       0.0           (2.2)          0.3          --         0.3
      Mortgage-backed securities                          (1.6)       0.2           (1.4)          5.3        (1.8)        3.5
      Other*                                               1.5        5.7            7.2           1.7         0.6         2.3
------------------------------------------------------------------------------------------------------------------------------
               Total investment securities                (1.0)       6.7            5.7           5.7        (0.6)        5.1
                                                     -------------------------------------------------------------------------

      Commercial, financial, and agricultural*             6.0       41.2           47.2           7.2         3.7        10.9
      Real estate-construction                             9.0       18.3           27.3           5.4         2.8         8.2
      Mortgage-commercial*                                 4.1       17.8           21.9           6.6        (3.4)        3.2
------------------------------------------------------------------------------------------------------------------------------
               Total commercial loans                     19.1       77.3           96.4          19.2         3.1        22.3
                                                     -------------------------------------------------------------------------
      Mortgage-residential                                (0.9)      (0.6)          (1.5)         (8.8)       (2.9)      (11.7)
      Installment loans to individuals                    11.7        5.4           17.1           6.3        (6.7)       (0.4)
      Loans secured by liquid collateral                  (0.1)      11.2           11.1           1.0         1.1         2.1
------------------------------------------------------------------------------------------------------------------------------
                        Total retail loans                10.7       16.0           26.7          (1.5)       (8.5)      (10.0)
                                                     -------------------------------------------------------------------------
                        Total loans net of
                          unearned income                 29.8       93.3          123.1          17.7        (5.4)       12.3
------------------------------------------------------------------------------------------------------------------------------
                        Total interest income        $    29.0    $ 100.5       $  129.5     $    23.3     $  (5.9)    $  17.4
                                                     ==========================================================================

Interest expense:
      Savings                                        $      --    $   0.2       $    0.2     $      --     $   0.1     $   0.1
      Interest-bearing demand                               --        8.3            8.3           0.5         1.9         2.4
      Certificates under $100,000                          1.1        4.4            5.5          (1.8)       (4.9)       (6.7)
      Local certificates $100,000 and over                 3.8        5.3            9.1           0.7        (0.1)        0.6
------------------------------------------------------------------------------------------------------------------------------
               Total core interest-bearing deposits        4.9       18.2           23.1          (0.6)       (3.0)       (3.6)
      National certificates $100,000 and over              3.9       44.2           48.1           1.5        (1.4)        0.1
------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing deposits             8.8       62.4           71.2           0.9        (4.4)       (3.5)
                                                     -------------------------------------------------------------------------

      Federal funds purchased and securities sold
        under agreements to repurchase                    (0.2)      17.2           17.0           2.1         1.6         3.7
      U.S. Treasury demand                                  --        0.2            0.2            --          --          --
------------------------------------------------------------------------------------------------------------------------------
               Total short-term borrowings                (0.2)      17.4           17.2           2.1         1.6         3.7
                                                     -------------------------------------------------------------------------
      Long-term debt                                      (0.1)       7.3            7.2           2.4        (2.2)        0.2
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                $     8.5    $  87.1       $   95.6     $     5.4     $  (5.0)    $   0.4
                                                     -------------------------------------------------------------------------

               Changes in net interest income        $    20.5    $  13.4       $   33.9     $    17.9     $  (0.9)    $  17.0
                                                     ==========================================================================

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

The maturity distribution of Wilmington Trust's investment securities held to maturity follows:

                                                   ----------------------------------------------
                                                     Market         Amortized           Weighted
December 31, 2005 (in millions)                       value              cost      average yield
-------------------------------------------------------------------------------------------------
State and municipals:
  After 1 but within 5 years                       $     1.0         $   1.0            6.10%
  After 5 but within 10 years                            1.1             1.0            6.00
-------------------------------------------------------------------------------------------------
   Total                                                 2.1             2.0            6.10
-------------------------------------------------------------------------------------------------
Mortgage-backed securities:
  After 10 years                                         0.2             0.2            4.34
-------------------------------------------------------------------------------------------------
   Total                                                 0.2             0.2            4.34
-------------------------------------------------------------------------------------------------
Other:
  Within 1 year                                          0.1             0.1            4.18
  After 1 but within 5 years                             0.2             0.2            4.18
-------------------------------------------------------------------------------------------------
   Total                                                 0.3             0.3            4.18
-------------------------------------------------------------------------------------------------

   Total investment securities held to maturity    $     2.6         $   2.5            5.73%
=================================================================================================

Note: Weighted average yields are not on a tax-equivalent basis.
      Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust's investment securities available for sale follows:

                                                     --------------------------------------
                                                       Market     Amortized       Weighted
December 31, 2005 (in millions)                         value          cost  average yield
-------------------------------------------------------------------------------------------
U.S. Treasury and government agencies:
 Within 1 year                                       $    120.0   $    120.7       3.69%
 After 1 but within 5 years                               437.2        445.0       3.84
 After 5 but within 10 years                               14.7         15.0       5.69
-------------------------------------------------------------------------------------------
  Total                                                   571.9        580.7       3.86
-------------------------------------------------------------------------------------------
State and municipals:
 After 1 but within 5 years                                 0.1          0.1       7.25
 After 5 but within 10 years                                0.3          0.2      13.57
 After 10 years                                             8.6          8.5       5.57
-------------------------------------------------------------------------------------------
  Total                                                     9.0          8.8       5.75
-------------------------------------------------------------------------------------------
Preferred stock:
 Within 1 year                                             41.6         42.1       5.37
 After 1 but within 5 years                                49.0         49.3       7.80
-------------------------------------------------------------------------------------------
  Total                                                    90.6         91.4       6.68
-------------------------------------------------------------------------------------------
Mortgage-backed securities:
 After 1 but within 5 years                                 4.2          4.1       6.19
 After 5 but within 10 years                               67.8         69.3       4.33
 After 10 years                                           779.9        803.8       4.13
-------------------------------------------------------------------------------------------
  Total                                                   851.9        877.2       4.16
-------------------------------------------------------------------------------------------
Other:
 Within 1 year                                             18.3         18.2       3.19
 After 1 but within 5 years                                 0.5          0.5       7.49
 After 10 years                                           384.1        383.1       5.48
-------------------------------------------------------------------------------------------
  Total                                                   402.9        401.8       5.38
-------------------------------------------------------------------------------------------

  Total investment securities available for sale     $  1,926.3   $  1,959.9       4.45%
===========================================================================================

Note: Weighted average yields are not on a tax-equivalent basis.
      Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31  (in millions)                2005               2004              2003               2002               2001
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
      agricultural                      $ 2,506.5          $ 2,505.2         $ 2,275.3          $ 2,137.5          $ 1,861.8
Real estate-construction                  1,166.3              735.4             699.8              591.9              400.5
Mortgage-commercial                       1,246.3            1,246.8           1,078.2            1,065.9            1,009.4
Mortgage-residential                        455.5              431.3             489.6              677.2              865.3
Installment loans to
      individuals                         1,438.3            1,239.6           1,077.1            1,046.7              981.7
Secured by liquid collateral                584.8              604.7             605.4              506.3              370.1
----------------------------------------------------------------------------------------------------------------------------
      Total loans, gross                  7,397.7            6,763.0           6,225.4            6,025.5            5,488.8
Less:  unearned income                         --                                 (0.1)              (0.4)              (0.8)
----------------------------------------------------------------------------------------------------------------------------
      Total loans                       $ 7,397.7          $ 6,763.0         $ 6,225.3          $ 6,025.1          $ 5,488.0
============================================================================================================================

The following table sets forth the allocation of Wilmington Trust's reserve for loan losses for the last five years:


------------------------------------------------------------------------------------------------------------------------------------
                                            2005                 2004                2003                2002                2001
------------------------------------------------------------------------------------------------------------------------------------
                                         % of loans          % of loans           % of loans          % of loans          % of loans
                                            in each             in each              in each             in each             in each
December 31                             category of         category of          category of         category of         category of
(in millions)                     Amount  net loans   Amount  net loans    Amount  net loans   Amount  net loans   Amount  net loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
   agricultural                 $  38.5      34%     $  43.4      37%    $  45.2      37%    $  43.9      36%    $  38.8      34%
Real estate-construction           12.7      16          7.8      11         7.2      11         5.3      10         4.2       7
Mortgage-commercial                15.4      17         14.8      19        14.3      17        13.5      18        14.8      18
Mortgage-residential                1.3       6          1.2       6         1.2       8         1.5      11         1.4      16
Installment loans to
   individuals                     11.2      19         10.4      18         9.8      17         9.8      17        11.6      18
Secured by liquid collateral        6.2       8          6.0       9         6.1      10         5.1       8         3.7       7
Unallocated                         6.1      --          6.1      --         6.1      --         6.1      --         6.3      --
------------------------------------------------------------------------------------------------------------------------------------
      Total                     $  91.4     100%     $  89.7     100%    $  89.9     100%    $  85.2     100%    $  80.8     100%
====================================================================================================================================

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust's commercial and real estate construction loan portfolios follows:

                                             ------------------------------------------------
                                                                 One
                                             Less than       through        Over        Total
December 31, 2005 (in millions)               one year    five years  five years  gross loans
---------------------------------------------------------------------------------------------
Commercial, financial, and agricultural      $  1,073.1   $    796.0  $    637.4  $   2,506.5
Real estate-construction                           83.5        922.9       159.9      1,166.3
---------------------------------------------------------------------------------------------
               Total                         $  1,156.5   $  1,718.9  $    797.3  $   3,672.8
=============================================================================================
Loans with predetermined rate                $      8.4   $     44.7  $     83.3  $     136.4
Loans with variable rate                        1,148.2      1,674.2       714.0      3,536.4
---------------------------------------------------------------------------------------------
               Total                         $  1,156.6   $  1,718.9  $    797.3  $   3,672.8
=============================================================================================

The following table presents a comparative analysis of the risk elements in Wilmington Trust's loan portfolio at year-end(1):

                                     -----------------------------------------------
December 31 (in millions)             2005       2004      2003      2002      2001
------------------------------------------------------------------------------------
Nonaccruing                          $ 39.3     $ 56.4    $ 45.4    $ 42.4    $ 38.0
Restructured                            4.7*       5.2*       --        --       0.4
Past due 90 days or more                4.1        5.5       5.6      12.5      13.5
------------------------------------------------------------------------------------
               Total                 $ 48.1     $ 67.1    $ 51.0    $ 54.9    $ 51.9
====================================================================================
Percent of total loans at year-end     0.65%      0.99%     0.82%     0.91%     0.95%
====================================================================================
Other real estate owned              $  0.2     $  0.2    $  1.4    $  3.1    $  0.4
====================================================================================

(1) The Corporation's policy for placing loans in nonaccrual status is discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is incorporated by reference herein.

*     Restructured as nonaccrual.

The following table sets forth an analysis of Wilmington Trust's provision for loan losses, together with chargeoffs and reserves for the major portfolio classifications included in its statement of condition (1):

                                                   ------------------------------------------------
For the year ended December 31 (in millions)        2005      2004       2003       2002      2001
---------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period     $ 89.7    $  89.9    $  85.2    $ 80.8    $ 76.7
---------------------------------------------------------------------------------------------------

Loans charged off:
   Commercial, financial, and agricultural            4.9       11.0       10.9      12.3       9.4
   Real estate-construction                            --         --         --        --        --
   Mortgage-commercial                                 --         --         --       0.1       0.2
   Mortgage-residential                               0.1        0.1        0.1        --       0.1
   Installment loans to individuals                  12.2       10.0       10.0      10.0       9.6
   Secured with liquid collateral                      --         --         --        --        --
---------------------------------------------------------------------------------------------------
         Total loans charged off                     17.2       21.1       21.0      22.4      19.3
                                                   ------------------------------------------------

Recoveries on amounts previously charged off:
   Commercial, financial, and agricultural            3.3        1.4        1.1       0.7       0.8
   Real estate-construction                            --         --         --        --        --
   Mortgage-commercial                                 --        0.8         --       1.5       0.1
   Mortgage-residential                                --         --        0.1       0.1       0.2
   Installment loans to individuals                   3.8        3.1        2.9       2.5       2.4
   Secured with liquid collateral                      --         --         --        --        --
---------------------------------------------------------------------------------------------------
         Total recoveries                             7.1        5.3        4.1       4.8       3.5
                                                   ------------------------------------------------
Net loans charged off                                10.1       15.8       16.9      17.6      15.8
---------------------------------------------------------------------------------------------------
Current year's provision for loan losses             11.8       15.6       21.6      22.0      19.9
---------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period           $ 91.4    $  89.7    $  89.9    $ 85.2    $ 80.8
===================================================================================================
Ratio of net loans charged-off to average loans      0.14 %     0.24 %     0.28 %    0.31 %    0.30 %

(1) The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed in footnote 1 to the Consolidated Financial Statements contained in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is incorporated by reference herein.

The following table presents a summary of Wilmington Trust's deposits based on average daily balances over the past three years:

                                               -----------------------------------------------------------------
                                                       2005                   2004                  2003
                                               -----------------------------------------------------------------
                                                Average    Average      Average   Average     Average    Average
For the year ended December 31 (in millions)     amount       rate       amount      rate      amount       rate
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                     $   992.0        --    $    927.5       --    $    833.3       --
Interest-bearing deposits:
   Savings                                         344.9      0.27%        369.1     0.18%        366.0     0.16%
   Interest-bearing demand                       2,303.8      0.86       2,311.1     0.50       2,183.9     0.42
   Certificates under $100,000                     824.4      2.56         768.3     2.03         834.4     2.67
   Local certificates $100,000 and over            401.5      3.01         177.7     1.69         138.6     1.74
   National certificates $100,000 and over       2,306.6      3.36       2,039.5     1.44       1,937.7     1.50
----------------------------------------------------------------------------------------------------------------
   Total                                       $ 7,173.2              $  6,593.2             $  6,293.9
================================================================================================================

The maturity of Wilmington Trust's time deposits of $100,000 or more is as follows:

                                    -------------------------------
                                    Certificates         Other time
December 31, 2005  (in millions)      of deposit           deposits
-------------------------------------------------------------------
Three months or less                $    2,093.9        $        --
Over three through six months              395.9                 --
Over six through 12 months                 127.4                 --
Over twelve months                          47.9                 --
-------------------------------------------------------------------
     Total                          $    2,665.1       $         --
===================================================================

A summary of short-term borrowings (in millions) at December 31, is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Securities sold
                                                           Federal funds    under agreements     U.S. Treasury
                                                               purchased       to repurchase      demand notes     Lines of credit
----------------------------------------------------------------------------------------------------------------------------------
2005

Balance at December 31                                     $       780.2    $          575.4     $        18.1     $            --
Weighted average interest rate at balance sheet date                 4.1%                3.8%              4.2%                 --%
Maximum amount outstanding at any month-end                $       810.4    $          575.4     $        42.3     $            --
Approximate average amount outstanding during the period   $       643.7    $          452.6     $        11.5     $            --
Weighted average interest rate for average amounts
     outstanding during the period                                   3.4%                2.9%              3.0%                 --%
----------------------------------------------------------------------------------------------------------------------------------
2004

Balance at December 31                                     $       713.6    $          406.6     $        37.1     $            --
Weighted average interest rate at balance sheet date                 2.5%                1.8%              2.2%                 --%
Maximum amount outstanding at any month-end                $     1,110.7    $          416.0     $        78.6     $           8.0
Approximate average amount outstanding during the period   $       755.2    $          350.7     $         9.5     $           0.9
Weighted average interest rate for average amounts
     outstanding during the period                                   2.0%                1.0%              1.1%                1.5%
----------------------------------------------------------------------------------------------------------------------------------
2003

Balance at December 31                                     $       490.4    $          330.1     $        48.3     $           8.0
Weighted average interest rate at balance sheet date                 2.0%                0.5%              1.0%                1.5%
Maximum amount outstanding at any month-end                $       921.0    $          337.7     $        71.3     $          34.0
Approximate average amount outstanding during the period   $       673.0    $          271.5     $        11.6     $          19.6
Weighted average interest rate for average amounts
     outstanding during the period                                   1.9%                0.6%              0.9%                1.7%
----------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust's funding sources by deposit type:

                                     -------------------------------------
(based on daily average balances)     2005             2004          2003
--------------------------------------------------------------------------
Savings                                4.16%            4.79%         5.04%
Interest-bearing demand               27.82            29.98         30.04
Certificates of deposit               42.66            38.72         40.04
Short-term borrowings                 13.38            14.48         13.42
Demand deposits                       11.98            12.03         11.46
--------------------------------------------------------------------------
          Total                      100.00%          100.00%       100.00%
==========================================================================

The following table presents an analysis of Wilmington Trust's return on average assets and return on average equity over the last three years:

                                            --------------------------------
                                             2005          2004         2003
----------------------------------------------------------------------------
Return on average assets                     1.77%         1.56%        1.58%
Return on average stockholders' equity      18.31         16.68        17.46
Dividend payout                             46.36         52.85        52.23
Average equity to average asset              9.64          9.32         9.02
============================================================================

            Regulatory Matters

The following is a summary of laws and regulations applicable to Wilmington Trust and the Banks. It does not purport to be complete, and is qualified by reference to those laws and regulations.

            General

Wilmington Trust is a bank holding company and a thrift holding company, as well as a financial holding company under the Bank Holding Company Act (the "BHCA"). The Banks are deposit-taking institutions whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Federal statutes that apply to Wilmington Trust and/or the Banks include the BHCA, the Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners' Loan Act. Wilmington Trust is regulated by the Delaware Department of Banking and the Federal Reserve Board (the "FRB"). Wilmington Trust's Delaware bank subsidiary, WTC, is regulated by the Delaware Department of Banking and the FDIC; its Pennsylvania bank subsidiary, WTPA, is regulated by the Pennsylvania Department of Banking and the FRB; and its federal savings bank subsidiary with branches in Maryland and Florida, WTFSB, is regulated by the Office of Thrift Supervision (the "OTS"). In addition, certain other of Wilmington Trust's subsidiaries are regulated by federal and state authorities as well as regulatory authorities of other countries in which those subsidiaries conduct business.

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

Accordingly, before obtaining "control" of Wilmington Trust, a bank holding company or other company would need to obtain the FRB's prior approval. Since Wilmington Trust is a thrift holding company, the entity also would need to obtain the OTS's approval.

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

To qualify to become a financial holding company, a bank holding company's subsidiary depository institutions must all be "well-managed" and "well-capitalized" and have at least a "satisfactory" rating under the Community Reinvestment Act (the "CRA"). In 2000, Wilmington Trust became a financial holding company. Its status as a financial holding company provides flexibility in the future growth of its fee businesses. If Wilmington Trust or one of the Banks fails to meet applicable capital and management requirements, the FRB may impose limitations or conditions on Wilmington Trust or its subsidiaries, and Wilmington Trust could not commence any additional financial holding company activities without the FRB's approval. If the problem were not corrected within 180 days after notice from the FRB or such additional time as the FRB permits, Wilmington Trust could be required to cease engaging in the financial holding company activity or divest ownership of one or more of the Banks.

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

Under Regulation W promulgated under the Federal Reserve Act ("Regulation W"), each of the Banks may engage in transactions with its affiliates only on an arms'-length basis. Under Regulation W, each of the Banks is subject to dollar amount and collateral requirements with respect to loans to its affiliates and asset purchases from its affiliates. For these purposes, Wilmington Trust and the companies it controls, including the Banks, are "affiliates" of the Banks. In addition to their restrictions on transactions with affiliates, the Federal Reserve Act and FRB regulations impose dollar amount, credit quality, and other limitations on loans by the Banks to directors, officers, and principal shareholders of the Banks and their subsidiaries and to related interests of those persons.

            Capital Standards

The FRB and the other federal banking agencies have adopted "risk-based" capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies' jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating "risk-weighted" assets. For this purpose, a bank's risk-weighted assets include both its assets and off-balance sheet items, such as loan commitments and standby letters of credit, and each asset and off-balance sheet item is assigned a risk weight. An institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders' equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of "Tier 1" capital to total assets. At December 31, 2005, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.

            FDIC Insurance and Bank Regulation

The FDIC insures deposits in the Banks up to applicable limits. None of the Banks is currently required to pay premiums for FDIC insurance coverage.

The FDIC and the other federal banking agencies may impose a variety of sanctions if Wilmington Trust or one of the Banks does not operate in accordance with applicable laws, regulations, policies, or directives. These include instituting cease-and-desist proceedings, assessing civil monetary penalties, and removing officers. In addition, the FDIC has the authority to terminate deposit insurance coverage, after notice and hearing, if it determines that an insured deposit-taking institution is engaged in an unsafe or unsound practice that has not been corrected, is in an unsafe or unsound condition to continue operation, or has violated any law, regulation, rule, or order of, or condition imposed by, the FDIC. Wilmington Trust is not aware of any past or current practice, condition, or violation that might lead to termination of the deposit insurance coverage of any of the Banks.

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

            Bank Secrecy Act

Under the Bank Secrecy Act (the "BSA"), as most recently amended by the USA Patriot Act, United States financial institutions and foreign financial institutions operating in the United States are required to establish policies, procedures, and controls reasonably designed to detect and report money laundering and terrorist financing activities. Significant criminal and civil penalties can be imposed if a financial institution fails to comply with the BSA. In addition, if a financial institution is determined to have engaged in money laundering or violated the BSA, its charter, license, and/or deposit insurance can be revoked.

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

            Delaware Law

The state of Delaware is generally regarded as a premier jurisdiction in the United States for corporate and trust matters. This reputation stems from the favorable legal and tax environment established by the Delaware legislature and the 200-year case law history of the state's Chancery Court system, which has jurisdiction over corporate and trust matters. While in recent years several states, including Nevada and Alaska, have implemented advantageous legal and tax provisions similar to those available in Delaware, in general, trusts governed by Delaware law can be administered more flexibly, more economically, for longer periods of time, with a greater degree of protection from creditors, and with a greater degree of confidentiality than is available in many other states.

Many Fortune 500 companies are headquartered in Delaware, especially those in the pharmaceutical, life sciences, chemical, and financial services industries. The presence of these companies and the favorable environment historically have contributed to Wilmington Trust's and WTC's operating results.

Information about Wilmington Trust's reporting segments is contained in Note 21 of its Consolidated Financial Statements in its Annual Report to Shareholders for 2005, which is incorporated by reference herein.

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

ITEM 1A. RISK FACTORS

THERE ARE CERTAIN PRINCIPAL INTEREST RATE AND CREDIT RISKS ASSOCIATED WITH CONSUMER AND COMMERCIAL LENDING.

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

A PORTION OF OUR INCOME IS SUBJECT TO MARKET VALUATION RISKS.

A significant portion of the fee income we earn in our wealth advisory, corporate retirement services, and asset management businesses is based upon market valuations of securities we hold for clients. Accordingly, downturns in these valuations can adversely effect that fee income.

WE FACE INCREASING COMPETITION FOR DEPOSITS, LOANS, AND ASSETS UNDER MANAGEMENT.

The Banks compete for deposits, loans, and assets under management. Many of the Banks' competitors are larger and have greater financial resources than the Banks. These disparities have been accelerated with increasing consolidation in the financial services industry. Savings banks, savings and loan associations, and commercial banks located in the Banks' principal market areas historically have provided the most direct competition for deposits. Dealers in government securities, deposit brokers, and credit card, direct, and internet-based financial institutions outside of the Banks' principal market areas also provide competition for deposits. Savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders provide the principal competition for loans. This competition can increase the rates the Banks pay to attract deposits and reduce the interest rates they can charge on loans, and impact the Banks' ability to retain existing customers and attract new customers.

Banks, trust companies, investment advisers, mutual fund companies, and insurance companies provide the Banks' principal competition for trust and asset management business.

WE ARE SUBJECT TO REGULATORY RESTRICTIONS.

We and our subsidiaries are subject to a variety of regulatory restrictions in conducting business by federal and state authorities. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners' Loan Act, and a variety of federal and state consumer protection laws. See "Supervision and Regulation."

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW INCLUDE CERTAIN ANTI-TAKEOVER PROVISIONS.

In addition to the regulations described under "Supervision and Regulation" above, certain provisions of our certificate of incorporation, bylaws, and Delaware's General Corporation Law could discourage potential acquisition proposals or delay or prevent a change in control of us. Those provisions include a classified Board of Directors, special provisions for notice to us for shareholders to nominate directors, and our ability to issue up to 1 million shares of preferred stock and 150 million shares of common stock. These authorized but unissued shares provide us desirable flexibility for possible acquisitions and other corporate purposes, but could also delay or hinder an unsolicited acquisition of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., which is a subsidiary of WTC. WTC carries the mortgage for this facility, which had an outstanding balance of $34.8 million at December 31, 2005.

A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.

As of December 31, 2005, the Banks had 46 branches in the following locations:

            - Twenty-four are in New Castle County, seven are in Kent County, and 15 are in Sussex County, Delaware;

            - One each is in Bucks, Chester, Delaware, and Philadelphia Counties, Pennsylvania;

            -     One is in Baltimore, Maryland; and

            -     One is in Palm Beach County, Florida.

Twenty-nine of these branches are in facilities owned by the Banks or their subsidiaries and the remainder are in leased facilities.

Through subsidiaries, Wilmington Trust also operates captive insurance management offices in leased facilities in Charleston, South Carolina and Burlington, Vermont and a sales office in a leased facility in Dublin, Ireland, and WTC operates trust offices in leased facilities in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in Los Angeles, California, Palm Beach, Stuart, and Vero Beach, Florida, Atlanta, Georgia, Las Vegas, Nevada, and New York, New York, and a loan production office in Bel Air, Maryland.

Three of Wilmington Trust's reporting segments - Regional Banking, Wealth Advisory Services, and Corporate Client Services - operate principally at Wilmington Trust Center. These three segments operate Wilmington Trust' branches, and its Wealth Advisory Services and Corporate Client Services reporting segments operate its trust agency offices. The Affiliate Advisors segment operates leased offices in White Plains and New York, New York, and in Santa Monica, California.

ITEM 3. LEGAL PROCEEDINGS

Wilmington Trust and its subsidiaries are involved in various legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of all pending suits and claims, management does not believe that the ultimate resolution of any of these matters will have a material adverse effect on Wilmington Trust's consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2005.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required by this item is contained on page 93 of Wilmington Trust's Annual Report to Shareholders for 2005, which is incorporated by reference herein. See also "Item 1 - Business" above.

The table set forth below contains information as of December 31, 2005, about the number of securities to be issued upon exercise of outstanding options to purchase Wilmington Trust stock, the weighted average exercise price of those options, and the number of securities remaining available for issuance under Wilmington Trust's 1991 Long-Term Incentive Plan, 1996 Long-Term Incentive Plan, 1999 Long-Term Incentive Plan, 2001 Non-Employee Director Stock Option Plan, 2002 Long-Term Incentive Plan, 2004 Employee Stock Purchase Plan, and 2005 Long-Term Incentive Plan:

EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------
                                                                           NUMBER OF SECURITIES
                                                                           REMAINING AVAILABLE
                                                                           FOR FUTURE ISSUANCE
                           NUMBER OF SECURITIES                            UNDER EQUITY
                           TO BE ISSUED UPON       WEIGHTED-AVERAGE        COMPENSATION PLANS
                           EXERCISE OF             EXERCISE PRICE OF       (EXCLUDING SECURITIES
                           OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                           WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     (a))
PLAN CATEGORY              (a)                     (b)                     (c)
-----------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS                6,450,128                $30.57                 4,846,596
-----------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS                   ---                     ---                     ---
================================================================================================
TOTAL                           6,450,128                $30.57                 4,846,596
================================================================================================

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust Stock during the fourth quarter.

------------------------------------------------------------------------------------------------------------

                                                                                              (d) Maximum
                                                                                               Number (or
                                                                      (c) Total Number         Approximate
                                                                       of Shares (or        Dollar Value) of
                                                                       Units)Purchased      Shares (or Units)
                                                                        as Part of           that May Yet Be
                          (a) Total Number        (b) Average            Publicly            Purchased Under
                            of Shares (or        Price Paid per       Announced Plans          the Plans or
   Period                 Units) Purchased       Share (or Unit)       or Programs              Programs
------------------------------------------------------------------------------------------------------------
Month #1
October 1, 2005 -
October 31, 2005                      659                $37.50                    659             7,316,911
------------------------------------------------------------------------------------------------------------
Month #2
November 1, 2005 -
November 30, 2005                   2,620                $38.31                  2,620             7,314,291
------------------------------------------------------------------------------------------------------------
Month #3
December 1, 2005 -
December 31, 2005                   2,536                $40.28                  2,536             7,311,755
------------------------------------------------------------------------------------------------------------
Total                               5,815                $39.08                  5,815             7,311,755
------------------------------------------------------------------------------------------------------------

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during 2005 was consistent with the Federal Reserve Board's policy.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:
(in millions, except per share information)

Balance sheet at year-end         2005          2004          2003          2002          2001
------------------------------------------------------------------------------------------------
Assets                         $10,228.1      $9,510.2      $8,820.2      $8,131.3      $7,518.5
Long-term debt                     400.4         408.6         407.1         160.5         160.5

Income statement                  2005          2004          2003          2002          2001
------------------------------------------------------------------------------------------------
Interest income                   $516.6        $386.5        $368.8        $392.8        $468.8
Net interest income                328.9         294.4         277.1         276.5         258.9
Provision for loan losses           11.8          15.6          21.6          22.0          19.9
Net income                         173.0         141.9         134.4         133.2         125.2

Per share data                    2005          2004          2003          2002          2001
------------------------------------------------------------------------------------------------
Net income-basic                  $ 2.56        $ 2.12        $ 2.04        $ 2.03        $ 1.92
Net income-diluted                  2.52          2.09          2.02          2.01          1.90
Cash dividends declared            1.185         1.125         1.065         1.005         0.945

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is contained on pages 6 to 36 and 40 to 42 of Wilmington Trust's Annual Report to Shareholders for 2005, which are incorporated by reference herein.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is contained on pages 36 to 40 Wilmington Trust's Annual Report to Shareholders for 2005, which are incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this item is contained on the respective pages indicated of Wilmington Trust's Annual Report to Shareholders for 2005. Those pages are incorporated by reference herein.

                                                                   Annual Report
                                                                 to Shareholders
                                                                     Page Number

Consolidated Statements of Condition as
      of December 31, 2005, and 2004                                        55

Consolidated Statements of Income
      for the years ended December 31,
      2005, 2004, and 2003                                               56-57

Consolidated Statements of Changes in Stock-
      holders' Equity for the years ended
      December 31, 2005, 2004, and 2003                                  58-59

Consolidated Statements of Cash Flows
      for the years ended December 31,
      2005, 2004, and 2003                                               60-61

Notes to Consolidated Financial Statements -
      December 31, 2005, 2004, and 2003                                  62-88

Reports of Independent Registered Public Accounting Firm                 90-91

Unaudited Selected Quarterly Financial Data                                 54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by this item is contained on page 89 of Wilmington Trust's Annual Report to Shareholders for 2005 under the caption "Management's report on internal control over financial reporting," which is incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K is contained on pages 11 to 13 of Wilmington Trust's proxy statement for its Annual Shareholders' Meeting to be held on April 20, 2006 (the "Proxy Statement"), which are incorporated by reference herein.

Information required by Rule 405 of Regulation S-K is contained on page 24 of the Proxy Statement, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained on pages 15 to 23 of the Proxy Statement, which are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained on pages 14 and 15 of the Proxy Statement, which are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained on pages 24 and 25 of the Proxy Statement, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained on pages 9 and 10 of the Proxy Statement, which are incorporated by reference herein.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

      1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of Wilmington Trust are incorporated by reference in Item 8 above:

                                                                   Annual Report
                                                                 to Shareholders
                                                                     Page Number
Consolidated Statements of Condition as
of December 31, 2005, and 2004                                           55

Consolidated Statements of Income for
the years ended December 31, 2005, 2004, and 2003                     56-57

Consolidated Statements of Changes in
Stockholders' Equity for the years
ended December 31, 2005, 2004, and 2003                               58-59

Consolidated Statements of Cash Flows for
the years ended December 31, 2005, 2004, and 2003                     60-61

Notes to Consolidated Financial Statements -
December 31, 2005, 2004, and 2003                                     62-88

Reports of Independent Registered Public Accounting Firm              90-91

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

Exhibit    Exhibit
Number

3.1 Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659) (1)

3.2 Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659) (2)

4 Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-14659)(3)

10.1 Amended and Restated Supplemental Executive Retirement Plan (Commission File Number 1-14659) (4)

10.2 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) (5)

10.3 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) (6)

10.4 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) (7)

10.5 Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) (8)

10.6 Severance Agreement dated as of July 18, 1996 between Wilmington Trust Company and Rita C. Turner (Commission File Number 1-14659) (9)

10.7 Severance Agreement dated as of June 28, 1999 between Wilmington Trust Company and Rodney P. Wood (Commission File Number 1-14659) (10)

10.8 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) (11)

10.9 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) (12)

10.10 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) (13)

10.11 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) (14)

10.12 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rita C. Turner (Commission File Number 1-14659) (15)

10.13 Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rodney P. Wood (Commission File Number 1-14659) (16)

10.14 2004 Employee Stock Purchase Plan (Commission File Number 1-14659) (17)


10.15 1991 Long-Term Incentive Stock Option Plan (Commission File Number 1-14659) (18)

10.16 1996 Long-Term Incentive Plan (Commission File Number 1-14659) (19)

10.17 1999 Long-Term Incentive Plan (Commission File Number 1-14659) (20)

10.18 Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust Corporation (Commission File Number 1-14659) (21)

10.19 2001 Non-Employee Directors' Stock Option Plan (22)

10.20 Amended Executive Incentive Plan (Commission File Number 1-14659) (23)

10.21 2004 Executive Incentive Plan (Commission File Number 1-14659) (24)

10.22 2005 Long-Term Incentive Plan (Commission File Number 1-14659) (25)

10.23 Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659) (26)

10.24 Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002 (Commission File Number 1-14659) (27)

10.25 Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated June 28, 2002 (Commission File Number 1-14659) (28)

10.26 Second Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission File Number 1-14659) (29)

10.27 Limited Liability Company Interest Purchase Agreement dated as of April 2, 2004 among Grant, Tani, Barash & Altman, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman and GTBA Holdings, Inc. (Commission File Number 1-14659) (30)

10.28 Purchase Agreement dated as of June 30, 2004, among Balentine Holdings, Inc., Robert M. Balentine, B. Clayton Rolader, Jeffrey P. Adams, Robert E. Reiser, Jr., Gary B. Martin, Wesley A. French, Michael E. Wolf, The 1999 Balentine Family Trust, The Robert M. Balentine Insurance Trust, Marcia M. Murray, S. Brittain Ellis Prigge, Dorsey B. Farr, Wilmington Trust Company as Trustee of the Griffin Trust, Southern Highlands Reserve, Inc., WT Investments, Inc., and Wilmington Trust Corporation (Commission File Number 1-14659) (31)

10.29 Amended and Restated Limited Liability Company Agreement of Grant Tani Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani, Barash & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani, Corey Barash, and Howard Altman (Commission File Number 1-14659) (32)

10.30 Form of Stock Option Agreement (Commission File Number 1-14659) (33)

10.31 Form of Restricted Stock Agreement (Commission File Number 1-14659) (34)


10.32 Form of Restricted Stock Unit Agreement (Commission File Number 1-14659)
      (35)

10.33 Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated May 4, 1998 (Commission File Number 1-14659) (36)

10.34 Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated April 4, 2003 (Commission File Number 1-14659) (37)

13    2005 Annual Report to Shareholders of Wilmington Trust Corporation 38

21    Subsidiaries of Wilmington Trust Corporation (38)

23    Consent of KPMG LLP (38)

31    Rule 13a-14(a)/15d-14(a) Certifications (38)

32    Section 1350 Certification (38)

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

(2) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(3) Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

(4) Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

(5) Incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(6) Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(7) Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(8) Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

(9) Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 1997.

(10) Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

(11) Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(12) Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(13) Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(14) Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(15) Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(16) Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(17) Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

(18) Incorporated by reference to Exhibit 4(i)(b) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(19) Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 1997.

(20) Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

(21) Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(22) Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

(23) Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

(24) Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

(25) Incorporated by reference to Exhibit A to the Current Report on Form 8-K of Wilmington Trust Corporation filed on April 21, 2005.

(26) Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

(27) Incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

(28) Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

(29) Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

(30) Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 10, 2004.

(31) Incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

(32) Incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(33) Incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 19, 2005.

(34) Incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(35) Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

(36) Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

(37) Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

(38)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WILMINGTON TRUST CORPORATION

                                      By:  /s/ Ted T. Cecala
                                           -------------------------------------
                                           Ted T. Cecala
                                           Director, Chairman of the Board,
                                           and Chief Executive Officer
                                           (Date) February 23, 2006

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                      /s/ Ted T. Cecala
                                      ------------------------------------------
                                      Ted T. Cecala
                                      Director, Chairman of the Board,
                                      and Chief Executive Officer
                                      (Date) February 23, 2006

                                      /s/ Robert V.A. Harra Jr.
                                      ------------------------------------------
                                      Robert V.A. Harra Jr.
                                      Director, President, and
                                      Chief Operating Officer
                                      (Date) February 23, 2006

                                      /s/ David R. Gibson
                                      ------------------------------------------
                                      David R. Gibson
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Date) February 23, 2006

                                      /s/ Gerald F. Sopp
                                      ------------------------------------------
                                      Gerald F. Sopp
                                      Controller
                                      (Date) February 23, 2006

                                      /s/ Carolyn S. Burger
                                      ------------------------------------------
                                      Carolyn S. Burger
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Richard R. Collins
                                      ------------------------------------------
                                      Richard R. Collins
                                      Director
                                      (Date) February 23, 2006

                                      ------------------------------------------
                                      Charles S. Crompton Jr.
                                      Director
                                      (Date) February 23, 2006

                                      /s/ R. Keith Elliott
                                      ------------------------------------------
                                      R. Keith Elliott
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Gailen Krug
                                      ------------------------------------------
                                      Gailen Krug
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Rex L. Mears
                                      ------------------------------------------
                                      Rex L. Mears
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Hugh E. Miller
                                      ------------------------------------------
                                      Hugh E. Miller
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Stacey J. Mobley
                                      ------------------------------------------
                                      Stacey J. Mobley
                                      Director
                                      (Date) February 23, 2006

                                      /s/ David P. Roselle
                                      ------------------------------------------
                                      David P. Roselle
                                      Director
                                      (Date) February 23, 2006

                                      /s/ H. Rodney Sharp III
                                      ------------------------------------------
                                      H. Rodney Sharp III
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Thomas P. Sweeney
                                      ------------------------------------------
                                      Thomas P. Sweeney
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Robert W. Tunnell Jr.
                                      ------------------------------------------
                                      Robert W. Tunnell Jr.
                                      Director
                                      (Date) February 23, 2006

                                      /s/ Susan D. Whiting
                                      ------------------------------------------
                                      Susan D. Whiting
                                      Director
                                      (Date) February 23, 2006