Form 10-Q
period 2006-03-31
WILMINGTON TRUST CORP
filed 2006-05-10
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               -------------------------------------------------

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

[X] Large Accelerated Filer    [ ] Accelerated Filer   [ ] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding as of March 31, 2006
          -----                  --------------------------------
COMMON STOCK - PAR VALUE $1.00              68,210,351

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

                          FIRST QUARTER 2006 FORM 10-Q

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)

           Consolidated Statements of Condition                            1
           Consolidated Statements of Income                               3
           Consolidated Statements of Cash Flows                           5
           Notes to Consolidated Financial Statements                      7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      19

Item 3     Quantitative and Qualitative Disclosures About Market Risk     53

Item 4     Controls and Procedures                                        60


PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                              61

Item 1A    Risk Factors                                                   61

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds    61

Item 3     Defaults upon Senior Securities                                62

Item 4     Submission of Matters to a Vote of Security Holders            62

Item 5     Other Information                                              62

Item 6     Exhibits                                                       62

2006 Q1 FORM 10-Q                   Wilmington Trust Corporation
DRAFT #9                 Form 10-Q for the three months ended March 31, 2006

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                     ------------------------
                                                                                     March 31,   December 31,
(In millions, except share amounts)                                                       2006           2005
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                              $   219.2      $   264.0
                                                                                     ------------------------

Federal funds sold and securities purchased under agreements to
      resell                                                                              44.9           14.3
                                                                                     ------------------------
Investment securities available for sale:
   U.S. treasury                                                                         157.3          181.6
   Government agencies                                                                   374.0          390.3
   Obligations of state and political subdivisions                                         8.5            9.0
   Other securities                                                                    1,298.2        1,345.4
-------------------------------------------------------------------------------------------------------------
      Total investment securities available for sale                                   1,838.0        1,926.3
                                                                                     ------------------------
Investment securities held to maturity:
   Obligations of state and political subdivisions
      (market values of $2.1 and $2.1 respectively)                                        2.0            2.0
   Other securities (market value of $0.3 and $0.5 respectively)                           0.3            0.5
-------------------------------------------------------------------------------------------------------------
      Total investment securities held to maturity                                         2.3            2.5
                                                                                     ------------------------
Loans:
   Commercial, financial, and agricultural                                             2,445.9        2,461.3
   Real estate - construction                                                          1,411.9        1,233.9
   Mortgage - commercial                                                               1,245.4        1,223.9
-------------------------------------------------------------------------------------------------------------
      Total commercial loans                                                           5,103.2        4,919.1
                                                                                     ------------------------
   Mortgage - residential                                                                473.4          455.5
   Consumer                                                                            1,408.5        1,438.3
   Secured with liquid collateral                                                        553.9          584.8
-------------------------------------------------------------------------------------------------------------
      Total retail loans                                                               2,435.8        2,478.6
                                                                                     ------------------------
      Total loans net of unearned income                                               7,539.0        7,397.7
   Reserve for loan losses                                                               (93.6)         (91.4)
-------------------------------------------------------------------------------------------------------------
      Net loans                                                                        7,445.4        7,306.3
                                                                                     ------------------------
Premises and equipment, net                                                              148.7          147.6
Goodwill, net of amortization                                                            348.5          348.3
Other intangible assets, net of amortization                                              35.0           36.2
Accrued interest receivable                                                               57.9           54.5
Other assets                                                                             124.7          132.8
-------------------------------------------------------------------------------------------------------------
      Total assets                                                                   $10,264.6      $10,232.8
                                                                                     ========================

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                                                     ------------------------
                                                                                     March 31,   December 31,
(In millions, except share amounts)                                                       2006           2005
-----------------------------------                                                  ---------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                        $   830.2      $ 1,014.8
   Interest-bearing:
      Savings                                                                            328.0          326.3
      Interest-bearing demand                                                          2,352.1        2,360.0
      Certificates under $100,000                                                        960.4          923.0
      Local CDs $100,000 and over                                                        513.3          436.5
-------------------------------------------------------------------------------------------------------------
         Total core deposits                                                           4,984.0        5,060.6
      National CDs $100,000 and over                                                   2,707.2        2,228.6
-------------------------------------------------------------------------------------------------------------
         Total deposits                                                                7,691.2        7,289.2
                                                                                     ------------------------
Short-term borrowings:
   Federal funds purchased and securities sold under agreements
      to repurchase                                                                      984.2        1,355.6
   U.S. Treasury demand                                                                    0.6           18.1
-------------------------------------------------------------------------------------------------------------
         Total short-term borrowings                                                     984.8        1,373.7
                                                                                     ------------------------
Accrued interest payable                                                                  59.6           45.7
Other liabilities                                                                         92.2          105.9
Long-term debt                                                                           393.2          400.4
-------------------------------------------------------------------------------------------------------------
         Total liabilities                                                             9,221.0        9,214.9
                                                                                     ------------------------
Minority interest                                                                          0.3            0.2
                                                                                     ------------------------
Stockholders' equity:
   Common stock ($1.00 par value) authorized 150,000,000 shares;
      issued 78,528,346                                                                   78.5           78.5
   Capital surplus                                                                       153.9          145.0
   Retained earnings                                                                   1,095.4        1,071.7
   Accumulated other comprehensive loss                                                  (29.3)         (21.8)
-------------------------------------------------------------------------------------------------------------
         Total contributed capital and retained earnings                               1,298.5        1,273.4
   Less: Treasury stock, at cost, 10,317,995 and 10,625,067
      shares, respectively                                                              (255.2)        (255.7)
-------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                    1,043.3        1,017.7
                                                                                     ------------------------
         Total liabilities and stockholders' equity                                  $10,264.6      $10,232.8
                                                                                     ========================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                              ---------------
                                                                                               For the three
                                                                                                months ended
                                                                                                   March 31,
                                                                                              ---------------
(In millions, except share amounts)                                                            2006     2005
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                                                    $131.5   $ 94.2
Interest and dividends on investment securities:
   Taxable interest                                                                             19.5     17.0
   Tax-exempt interest                                                                           0.1      0.1
   Dividends                                                                                     1.5      1.5
Interest on federal funds sold and securities
   purchased under agreements to resell                                                          0.2      0.1
-------------------------------------------------------------------------------------------------------------
   Total interest income                                                                       152.8    112.9
                                                                                              ---------------
Interest on deposits                                                                            47.8     23.3
Interest on short-term borrowings                                                               11.5      7.6
Interest on long-term debt                                                                       6.2      4.4
-------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                       65.5     35.3
                                                                                              ---------------
Net interest income                                                                             87.3     77.6
Provision for loan losses                                                                       (4.0)    (3.1)
-------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan
      losses                                                                                    83.3     74.5
                                                                                              ---------------
NONINTEREST INCOME
Advisory fees:
   Wealth Advisory Services:
      Trust and investment advisory fees                                                        34.3     29.9
      Mutual fund fees                                                                           4.7      4.5
      Planning and other services                                                                7.3      9.1
-------------------------------------------------------------------------------------------------------------
         Total Wealth Advisory Services                                                         46.3     43.5
                                                                                              ---------------
   Corporate Client Services:
      Capital markets services                                                                   8.7      7.3
      Entity management services                                                                 6.5      5.9
      Retirement services                                                                        3.1      3.0
      Investment/cash management services                                                        2.1      1.8
-------------------------------------------------------------------------------------------------------------
         Total Corporate Client Services                                                        20.4     18.0
                                                                                              ---------------
   Cramer Rosenthal McGlynn                                                                      4.0      4.3
   Roxbury Capital Management                                                                    0.9      0.3
-------------------------------------------------------------------------------------------------------------
      Advisory fees                                                                             71.6     66.1
   Amortization of affiliate other intangibles                                                  (1.0)    (1.0)
-------------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of affiliate
         other intangibles                                                                      70.6     65.1
                                                                                              ---------------
Service charges on deposit accounts                                                              6.9      6.7
Loan fees and late charges                                                                       1.9      1.6
Card fees                                                                                        2.0      1.9
Other noninterest income                                                                         1.3      1.3
Securities gains                                                                                  --      0.8
-------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                     82.7     77.4
                                                                                              ---------------
   Net interest and noninterest income                                                         166.0    151.9
                                                                                              ---------------

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                                                            -----------------
                                                                                              For the three
                                                                                               months ended
                                                                                                  March 31,
                                                                                            -----------------
(In millions, except share amounts)                                                           2006      2005
-------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                                                             36.9      32.9
Incentives and bonuses                                                                         10.3       9.8
Employment benefits                                                                            13.5      12.5
Net occupancy                                                                                   5.9       5.7
Furniture, equipment, and supplies                                                              9.0       8.4
Advertising and contributions                                                                   1.9       2.1
Servicing and consulting fees                                                                   2.3       2.8
Subadvisor expense                                                                              2.8       2.6
Travel, entertainment, and training                                                             2.2       1.7
Originating and processing fees                                                                 2.8       2.2
Legal and auditing fees                                                                         1.5       1.5
Other noninterest expense                                                                       8.4       8.1
-------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                                   97.5      90.3
                                                                                            -----------------
NET INCOME
   Income before income taxes and minority interest                                            68.5      61.6
Income tax expense                                                                             24.3      22.4
-------------------------------------------------------------------------------------------------------------
   Net income before minority interest                                                         44.2      39.2
Minority interest                                                                               0.1        --
-------------------------------------------------------------------------------------------------------------
   Net income                                                                               $  44.1   $  39.2
                                                                                            =================
Net income per share:
   Basic                                                                                    $  0.65   $  0.58
                                                                                            =================
   Diluted                                                                                  $  0.64   $  0.57
                                                                                            =================
Weighted average shares outstanding:
   Basic (000s)                                                                              68,070    67,480
   Diluted (000s)                                                                            69,434    68,327

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                              ---------------
                                                                                                For the three
                                                                                                       months
                                                                                              ended March 31,
(In millions)                                                                                  2006      2005
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                 $ 44.1   $ 39.2
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                               4.0      3.1
         Provision for depreciation and other amortization                                       4.8      4.9
         Amortization of other intangible assets                                                 1.3      1.3
         Minority interest in net income                                                         0.1       --
         Amortization of investment securities available for sale
            discounts and premiums                                                               0.4      0.9
         Deferred income taxes                                                                 (12.2)      --
         Originations of residential mortgages available for sale                              (20.2)   (21.8)
         Gross proceeds from sales of residential mortgages                                     20.4     22.3
         Gains on sales of residential mortgages                                                (0.2)    (0.5)
         Securities gains                                                                         --     (0.8)
         Tax benefits realized from stock-based compensation cost                               (2.6)    (1.8)
         Decrease in other assets                                                                9.1     16.5
         Increase/(decrease) in other liabilities                                                4.4     (4.2)
-------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                           53.4     59.1
                                                                                              ---------------

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale                               7.9     26.4
   Proceeds from maturities of investment securities available for sale                         93.7    222.8
   Proceeds from maturities of investment securities held to maturity                            0.2      0.2
   Purchases of investment securities available for sale                                       (20.6)  (293.9)
   Purchases of investment securities held to maturity                                            --     (0.1)
   Purchases of residential mortgages                                                           (7.1)    (3.9)
   Net increase in loans                                                                      (136.0)   (95.1)
   Purchases of premises and equipment                                                          (5.8)    (3.0)
   Dispositions of premises and equipment                                                         --      0.1
-------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities                                             (67.7)  (146.5)
                                                                                              ---------------

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                                                            -----------------
                                                                                              For the three
                                                                                               months ended
                                                                                                  March 31,
(in millions)                                                                                 2006      2005
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in demand, savings, and interest-bearing demand deposits                     (190.8)   (181.0)
   Net increase  in certificates of deposit                                                   592.8     200.2
   Net (decrease)/increase in federal funds purchased and securities sold
      under agreements to repurchase                                                         (371.4)     95.3
   Net decrease in U.S. Treasury demand                                                       (17.5)    (33.1)
   Cash dividends                                                                             (20.4)    (19.3)
   Proceeds from common stock issued under employment benefit plans                            11.5       2.2
   Tax benefits realized from stock-based compensation cost                                     2.6       1.8
   Payments for common stock acquired through buybacks                                         (6.7)     (1.1)
-------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                              0.1      65.0
                                                                                            -----------------
   Effect of foreign currency translation on cash                                                --      (0.1)
                                                                                            -----------------
   Decrease in cash and cash equivalents                                                      (14.2)    (22.5)
   Cash and cash equivalents at beginning of period                                           278.3     311.9
-------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                                         $ 264.1   $ 289.4
                                                                                            =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                                  $51.6   $29.3
      Taxes                                                                                       2.2     0.8

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

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

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates on an ongoing basis, including those estimates related to the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. The consolidated financial statements presented in this report should be read in conjunction with the "Notes to Consolidated Financial Statements" in our 2005 Annual Report to Shareholders.

NOTE 2 - STOCK-BASED COMPENSATION PLANS

We offer a long-term stock-based incentive plan, an executive incentive plan, and an employee stock purchase plan, as described below. The Compensation Committee of our Board of Directors administers these plans.

- Long-term stock-based incentive plans. Under our 2005 long-term incentive plan, we may grant incentive stock options, nonstatutory stock options, restricted stock, and other stock-based awards to officers, other key staff members, directors, and advisory board members for up to 4 million shares of common stock. Under this plan and its predecessors, the exercise price of each option equals the last sale price of our common stock on the date of the grant. Options are subject to a vesting period, which is normally 3 years (or such other term as our Compensation Committee may determine). Options have a maximum term of 10 years.

- Executive incentive plan. Our 2004 executive incentive plan, which was approved by shareholders on April 15, 2004, authorizes cash bonuses and the issue of up to 300,000 shares of our common stock with a par value of $1.00 per share. The stock awards we have granted under this plan are for restricted stock and are subject to vesting at the sole discretion of the Compensation Committee.

- Employee stock purchase plan. Under our employee stock purchase plan, substantially all staff members may purchase our common stock at the beginning of the stock purchase plan year through payroll deductions of up to 10% of their annual base pay, or $21,250, whichever is less. Plan participants may terminate their participation at any time. The price per share is 85% (or such greater percentage as our Compensation Committee may determine) of the stock's fair market value at the beginning of the plan year. We include the discounted value of the shares issued each June (at the end of the plan year) in the stock-based compensation pro rata over the plan's fiscal year.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

When option recipients exercise their options, we issue shares from those held in our treasury and record the proceeds as additions to capital. When restricted stock grants are forfeited before they vest, we reacquire the shares, hold them in our treasury, and use them to grant new awards. We record forfeitures when they occur.

At March 31, 2006, we held more than 10 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans. We may repurchase additional shares under our current 8-million-share repurchase program, which commenced in April 2002. As of March 31, 2006, there were 7,156,831 shares available for repurchase under this program.

Prior to January 1, 2006, we accounted for stock-based compensation expense under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic value method limited the compensation expense to the excess of a stock option's market price on its grant date over the option's exercise price. Since the stock options we award have exercise prices equal to market values on the grant date, there was no excess, and we recognized no stock-based compensation expense in our income statement.

Prior to January 1, 2006, in accordance with the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," we provided pro forma disclosures of our stock-based compensation expense as if we had followed the fair value approach.

Effective January 1, 2006, we adopted SFAS No. 123 (revised), "Share-Based Payment," using the modified retrospective method. SFAS No. 123 (revised) requires us to recognize the expense, or fair value, in our income statement of stock-based compensation and stock option awards over their vesting periods. The vesting period is the amount of time after the grant of stock-based compensation and/or stock option awards that recipients must remain employed by us before they may exercise their options and/or realize such compensation.

Our decision to use the modified retrospective method of adopting SFAS No. 123 (revised) required us to restate our financial results back to 1995, the effective date of SFAS No. 123.

The following tables present other information about stock-based compensation awards.

                                                                                                  -----------
For the three months ended March 31 (in millions)                                                 2006   2005
-------------------------------------------------------------------------------------------------------------
Stock compensation expense recognized in income                                                   $2.0   $1.0
Tax benefit recognized in income                                                                   0.7    0.1
                                                                                                  -----------
Net income effect recognized in Consolidated Statements of Income                                 $1.3   $0.9

STOCK OPTION AWARDS

                                                               ----------------------------------------------
                                                                                         Weighted
                                                                           Weighted       average
Stock option activity                                                       average     remaining   Aggregate
for the three months                                              Stock    exercise   contractual   intrinsic
ended March 31, 2006                                            options       price          term       value
-------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                                 6,189,292    $30.57
   Granted                                                       934,405     43.20
   Exercised                                                     434,136     21.78
   Forfeited                                                      29,982     33.82
------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                                  6,659,579    $32.90     6.6 years       $5.81
Exercisable at March 31, 2006                                  3,397,331    $29.26     4.8 years       $5.43

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006


Options exercised for the three months                                                    -------------------
ended March 31 (dollars in millions)                                                        2006       2005
-------------------------------------------------------------------------------------------------------------
Number of options exercised                                                                434,136    140,338
Total intrinsic value of options exercised                                                $    1.7   $    0.5
Cash received from options exercised                                                      $   11.5   $    2.2
Tax deduction realized from options exercised                                             $    2.0   $    0.4

At March 31, 2006, total unrecognized compensation cost related to nonvested options was $11.5 million. We expect to record that expense over a weighted average period of 1.3 years.

                                                                             --------------------------------
                                                                                             Weighted average
Nonvested stock options for the                                                                 fair value
three months ended March 31, 2006                                            Stock options     at grant date
-------------------------------------------------------------------------------------------------------------
Nonvested at January 1, 2006                                                   3,287,608
   Granted                                                                       934,405          $43.20
   Vested                                                                       (931,183)          28.07
   Exercised                                                                          --              --
   Forfeited                                                                     (28,582)          34.06
--------------------------------------------------------------------------------------------------------
Nonvested at March 31, 2006                                                    3,262,248          $36.68

The weighted average fair value as of the grant date for nonvested stock options awarded in the first quarter of 2005 was $33.91.

VALUATION OF STOCK OPTIONS
--------------------------

Since adopting SFAS No. 123 (revised), we made no modifications to stock options already outstanding as of January 1, 2006. For stock options granted after January 1, 2006, we modified our valuation methodology by segregating the awards into two groups: one for designated senior managers and one for all other staff members. This enabled us to employ valuation methodologies for each group based on the amount of time that typically lapses between option grant dates and option exercise dates. It also enabled us to apply different forfeiture rates for each group.

Senior managers tend to hold their options for longer periods of time than other staff members do. Compared to options held for short periods of time, options held for longer periods of time are likely to incur a greater degree of volatility in share price and, therefore, a greater degree of volatility in valuation.

To estimate the fair value of stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions, as summarized below:

                                                                            Options granted in quarter ending
                                                                           ----------------------------------
Black-Scholes valuation assumptions                                         March 31, 2006     March 31, 2005
-------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                       4.51% - 4.85%     4.00% - 4.07%
Expected volatility of the Corporation's stock                              14.59% - 20.82%   20.85% - 21.57%
Expected divided yield                                                        2.72% - 2.86%     3.21% - 3.25%
Expected life of options                                                   4.3 to 8.4 years         4.0 years

In the table above:

- The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of their grant.

- We based the volatility of our stock on historical volatility over a span of time equal to the expected life of options.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

- We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that stock options granted will remain outstanding.

RESTRICTED STOCK GRANTS
-----------------------

We amortize the value of restricted stock grants into compensation expense over the applicable vesting periods. At March 31, 2006, total unrecognized compensation cost related to restricted stock options was $1.7 million. We expect to record that expense over a weighted average period of 2.5 years.

                                                                                -----------------------------
                                                                                             Weighted average
Restricted stock activity                                                       Restricted      fair value
for the three months ended March 31, 2006                                         shares       at grant date
-------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                                                    25,730          $34.84
   Granted                                                                        27,860          $43.27
   Vested                                                                          9,871          $35.12
   Forfeited                                                                          --              --
-------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                                                     43,719          $40.15

The weighted average fair value at the grant date for restricted shares granted in the first quarter of 2005 was $33.90.

EMPLOYEE STOCK PURCHASE PLAN
----------------------------

For the employee stock purchase plan, we amortize the associated compensation expense over the plan's fiscal year. The plan's expense is equal to the difference between the fair market value and the discounted value of our stock.

                                                                                          -------------------
Employee stock purchase plan for the three months ended                                     2006       2005
-------------------------------------------------------------------------------------------------------------
Share subscriptions                                                                        106,836    106,989
Subscriptions cancelled                                                                      1,695      2,263
Purchase price (85% of market value)                                                      $  30.55   $  31.06
Compensation expense recognized (in millions)                                             $    0.1         --

NOTE 3 - COMPREHENSIVE INCOME

                                                                                              --------------
For the three months ended March 31 (in millions)                                              2006    2005
------------------------------------------------------------------------------------------------------------
Net income                                                                                    $44.1   $ 39.2
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                                            (4.4)   (16.6)
Reclassification adjustment for securities gains included in net income                          --     (0.5)
Net unrealized holding gains/(losses) arising during the period
   on derivatives used for cash flow hedge                                                     (3.2)     0.1
Reclassification adjustment for derivative gains included in net income                          --     (0.1)
Foreign currency translation adjustments                                                        0.1     (0.1)
                                                                                              -----   ------
Total comprehensive income                                                                    $36.6   $ 22.0
                                                                                              =====   ======

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

NOTE 4 - EARNINGS PER SHARE

For the three months ended March 31                                                            --------------
(in millions, except share amounts)                                                             2006    2005
-------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                                                  $44.1   $ 39.2
-------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted-average shares                           68.1     67.5
-------------------------------------------------------------------------------------------------------------
   Effect of dilutive securities:
      Employee stock options                                                                     1.3      0.8
-------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share -
      adjusted weighted-average shares and assumed conversions                                  69.4     68.3
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                       $0.65   $ 0.58
=============================================================================================================
Diluted earnings per share                                                                     $0.64   $ 0.57
=============================================================================================================
Cash dividends per share                                                                       $0.30   $0.285

The number of antidilutive stock options excluded was 0.9 million for the three-month period ended March 31, 2006. The number of antidilutive stock options excluded was 1.1 million for the three-month period ended March 31, 2005.

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

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

The accounting policies of the segments are the same as those described in Note 1, "Summary of significant accounting policies," which begins on page 62 of our 2005 Annual Report to Shareholders. We evaluate performance based on profit or loss from operations before income taxes and without including nonrecurring gains and losses. We generally record intersegment sales and transfers as if the sales or transfers were to third parties (e.g., at current market prices). We report profit or loss from infrequent events, such as the sale of a business, separately for each segment.

The following tables present financial data by segment for the three months ended March 31, 2006 and 2005.

                                                      -------------------------------------------------------
                                                                  Wealth    Corporate   Affiliate
                                                      Regional   Advisory     Client      Money
Three months ended March 31, 2006 (in millions)        Banking   Services    Services    Managers     Totals
-------------------------------------------------------------------------------------------------------------
Net interest income                                   $   81.0   $    6.4    $  2.9     $ (3.0)     $    87.3
Provision for loan losses                                 (3.8)      (0.2)       --         --           (4.0)
-------------------------------------------------------------------------------------------------------------
Net interest income after provision                       77.2        6.2       2.9       (3.0)          83.3
Advisory fees:
   Wealth Advisory Services                                0.3       43.2       2.8         --           46.3
   Corporate Client Services                               0.2         --      20.2         --           20.4
   Affiliate Money Managers                                 --         --        --        4.9            4.9
-------------------------------------------------------------------------------------------------------------
      Advisory fees                                        0.5       43.2      23.0        4.9           71.6
   Amortization of other intangibles                        --       (0.7)     (0.1)      (0.2)          (1.0)
-------------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                              0.5       42.5      22.9        4.7           70.6
Other noninterest income                                  11.4        0.5       0.2         --           12.1
-------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                       89.1       49.2      26.0        1.7          166.0
Noninterest expense                                      (38.9)     (38.3)    (20.3)        --          (97.5)
-------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                        50.2       10.9       5.7        1.7           68.5
Applicable income taxes and minority interest             17.5        3.9       2.1        0.9           24.4
-------------------------------------------------------------------------------------------------------------
Segment net income                                    $   32.7   $    7.0    $  3.6     $  0.8      $    44.1
=============================================================================================================
Depreciation and amortization                         $    3.1   $    2.0    $  1.2     $  0.2      $     6.5
Investment in equity method investees                       --         --        --      253.9          253.9
Segment average assets                                 8,356.3    1,374.1     183.8      257.8       10,172.0

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                       ------------------------------------------------------
                                                                   Wealth    Corporate   Affiliate
                                                       Regional   Advisory     Client      Money
Three months ended March 31, 2005 (in millions)         Banking   Services    Services    Managers     Totals
-------------------------------------------------------------------------------------------------------------
Net interest income                                    $   71.3   $    5.5    $  2.9      $ (2.1)    $   77.6
Provision for loan losses                                  (2.8)      (0.3)       --          --         (3.1)
-------------------------------------------------------------------------------------------------------------
Net interest income after provision                        68.5        5.2       2.9        (2.1)        74.5
Total advisory fees:
   Wealth Advisory Services                                 0.4       41.0       2.1          --         43.5
   Corporate Client Services                                0.2         --      17.8          --         18.0
   Affiliate Money Managers                                  --         --        --         4.6          4.6
-------------------------------------------------------------------------------------------------------------
      Advisory fees                                         0.6       41.0      19.9         4.6         66.1
   Amortization of other intangibles                         --       (0.7)     (0.2)       (0.1)        (1.0)
-------------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                               0.6       40.3      19.7         4.5         65.1
Other noninterest income                                   10.9        0.3       0.3          --         11.5
Securities gains                                            0.8         --        --          --          0.8
-------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                        80.8       45.8      22.9         2.4        151.9
Noninterest expense                                       (36.1)     (36.8)    (17.4)         --        (90.3)
-------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                         44.7        9.0       5.5         2.4         61.6
Applicable income taxes and minority interest              15.7        3.2       2.1         1.4         22.4
-------------------------------------------------------------------------------------------------------------
Segment net income                                     $   29.0   $    5.8    $  3.4      $  1.0     $   39.2
=============================================================================================================
Depreciation and amortization                          $    3.3   $    2.3    $  1.3      $  0.2     $    7.1
Investment in equity method investees                        --         --        --       257.7        257.7
Segment average assets                                  7,712.1    1,299.8     199.5       262.2      9,473.6

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

Swaps are contracts to exchange, at specified intervals, the difference between fixed- and floating-rate interest amounts computed on contractual notional principal amounts. Floors are contracts that generate interest payments to us that are based on the difference between the floating-rate index and a predetermined strike rate of the specific floor when the index is below the strike rate. When the index is equal to or above the strike rate, we do not receive or make any payments. We amortize the premiums paid for interest rate floors over the life of each floor.

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing us to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties. At March 31, 2006, we had entered into a total of $953.2 million notional amount of interest rate swaps as follows:

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

- $414.1 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $414.1 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

- $125.0 million of swaps associated with our long-term subordinated debt issues were made with other financial institutions.

On March 31, 2006, we sold $250.0 million of interest rate swap contracts associated with the $250.0 million of subordinated long-term debt we issued on April 4, 2003. We realized a loss of $12.7 million in this transaction. We will recognize the amount of the loss over the remaining life of the debt, which matures in 2013.

We employ interest rate floors to hedge the interest revenue of floating rate loans against declines in market interest rates. At March 31, 2006, we had purchased a total of $575.0 million of interest rate floors.

We record changes in fair value that are determined to be ineffective in "Other noninterest income" in the Consolidated Statements of Income. We record the effective portion of the change in fair value in "Other comprehensive income" in the Consolidated Statements of Condition.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

                                          March 31, 2006                            December 31, 2005
                                ----------------------------------         ----------------------------------
                                   Gross                       Net            Gross                       Net
                                carrying    Accumulated   carrying         carrying    Accumulated   carrying
(In millions)                     amount   amortization     amount           amount   amortization     amount
-------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)         $378.3        $29.8       $348.5    $       378.1        $29.8       $348.3
                                 ===========================================================================
Other intangibles
Amortizing:
   Mortgage servicing rights     $  9.1        $ 6.2       $  2.9    $         8.9        $ 5.9       $  3.0
   Client lists                    42.9         13.0         29.9             43.0         12.0         31.0
   Acquisition costs                1.7          1.7           --              1.7          1.7           --
   Other intangibles                0.7          0.7           --              0.7          0.7           --
Nonamortizing
    Other intangible assets         2.2           --          2.2              2.2           --          2.2
------------------------------------------------------------------------------------------------------------
Total other intangibles          $ 56.6        $21.6       $ 35.0    $        56.5        $20.3       $ 36.2
                                 ===========================================================================

The amortization expense of other intangible assets for the three months ended March 31 was as follows:

For the three months ended March 31 (in millions)                                                 2006   2005
-------------------------------------------------------------------------------------------------------------
Amortization expense                                                                              $1.3   $1.3

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

The estimated amortization expense of other intangible assets for each of the next five fiscal years is as follows:

Estimated annual amortization expense (in millions)
-------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2007                                                                     $4.6
For the year ended December 31, 2008                                                                     $4.2
For the year ended December 31, 2009                                                                     $3.2
For the year ended December 31, 2010                                                                     $2.8
For the year ended December 31, 2011                                                                     $2.5

Changes in the carrying amount of goodwill by business segment for the three months ended March 31 were as follows:

                                                                                 2006
                                                         ----------------------------------------------------
                                                                      Wealth   Corporate   Affiliate
                                                         Regional   Advisory      Client       Money
(In millions)                                             Banking   Services    Services    Managers    Total
-------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2006                              $3.8       $86.7      $19.2       $238.6    $348.3
Increase in carrying value due to foreign
   currency translation adjustments                          --          --        0.2           --       0.2
-------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2006                               $3.8       $86.7      $19.4       $238.6    $348.5
                                                           ==================================================

                                                                                 2005
                                                         ----------------------------------------------------
                                                                      Wealth   Corporate   Affiliate
                                                         Regional   Advisory      Client       Money
(In millions)                                             Banking   Services    Services    Managers    Total
-------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2005                              $3.8       $84.3      $10.3       $238.6    $337.0
Decrease in carrying value due to foreign
    currency translation adjustments                         --          --       (0.1)          --      (0.1)
-------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2005                               $3.8       $84.3      $10.2       $238.6    $336.9
                                                           ==================================================

No goodwill was acquired during the first three months of 2006 or 2005.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

The following table lists other intangible assets acquired during the three months ended March 31

                                                     2006                                 2005
                                      -----------------------------------------------------------------------
                                                                Weighted                             Weighted
                                                                 average                              average
                                                            amortization                         amortization
                                        Amount    Residual        period     Amount   Residual         period
(In millions)                         assigned       value      in years   assigned      value       in years
-------------------------------------------------------------------------------------------------------------
Mortgage servicing rights               $0.2         --           8            $0.3         --         8
Client list decrease
   in carrying value
   due to foreign currency
   translation adjustments              (0.1)        --                        (0.1)        --
                                        --------------------                   ---------------
                                        $0.1         --                        $0.2         --
                                        ====================                   ===============

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

The following table presents the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three months ended March 31, 2006 and 2005. Descriptions of these plans are contained in Note 17, "Pension and other postretirement benefits," which begins on page 78 of our 2005 Annual Report to Shareholders.

                                                                   Pension          SERP       Postretirement
                                                                   benefits       benefits       benefits
For the three months ended                                      ---------------------------------------------
March 31 (in millions)                                           2006    2005    2006   2005     2006   2005
------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                                    $ 2.1   $ 1.8    $0.2   $0.2    $ 0.3   $0.2
Interest cost                                                     2.6     2.6     0.3    0.3      0.5    0.6
Expected return on plan assets                                   (3.6)   (3.1)     --     --       --     --
Amortization of prior service cost                                0.2     0.2     0.1    0.1     (0.1)    --
Recognized actuarial (gain)/loss                                  0.5     0.4     0.1    0.1      0.2    0.1
------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                       $ 1.8   $ 1.9    $0.7   $0.7    $ 0.9   $0.9
                                                                ============================================
Employer contributions                                          $  --   $  --    $0.1   $0.1    $ 1.0   $1.0
Expected annual contribution                                    $  --            $0.5           $ 4.1

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

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

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

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that were temporarily impaired as of March 31, 2006.

                                       Less than 12 months      12 months or longer             Total
                                     ------------------------------------------------------------------------
                                     Estimated                Estimated                Estimated
                                        market   Unrealized      market   Unrealized      market   Unrealized
(In millions)                            value       losses       value       losses       value       losses
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006
Other securities:
   U.S. Treasury                       $ 50.6      $(0.2)      $   86.2     $ (2.1)     $  136.8     $ (2.3)
   Government agencies                  178.5       (3.4)         216.1       (4.8)        394.6       (8.2)
   Preferred stock                       33.3       (0.5)           3.6       (0.2)         36.9       (0.7)
   Mortgage-backed securities           113.4       (2.5)         678.8      (27.4)        792.2      (29.9)
   Other debt securities                 97.7       (2.2)          53.6       (0.8)        151.3       (3.0)
-----------------------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                          $473.5      $(8.8)      $1,038.3     $(35.3)     $1,511.8     $(44.1)
                                       ====================================================================

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

Following are recent accounting pronouncements that affect our financial condition and results of operations.

SFAS No. 155. In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement of any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the entire instrument is accounted for on the fair value basis. Also, SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," by eliminating the prohibition on a qualified special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 will be effective for all financial instruments acquired or issued in our fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial statements.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

SFAS No. 156. In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." Along with addressing the recognition and measurement of separately recognized servicing assets and servicing liabilities, SFAS No. 156 provides for fair value measurement of servicing assets and liabilities at each reporting period, with changes in fair value reported in earnings in the period in which changes occur. The fair value measurement method provides an approach to simplify efforts to obtain hedge-like accounting for servicing assets and servicing liabilities. SFAS No. 156 will be effective for us with the fiscal year that begins on January 1, 2007. Because this Statement was issued so recently, and because we are not required to adopt it until fiscal year 2007, we have not completed our initial assessment of the impact, if any, that SFAS No. 156 may have on our financial statements.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

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

Our mission is to help our clients succeed. Our driving force is sustainable earnings growth and consistent profitability with low volatility. Our strategy is to deliver consistent results by investing in businesses that have the most potential for long-term growth or high operating profit margins; being the market leader in each of our businesses; and increasing profitability without compromising our overall risk profile.

We manage our company through three businesses: Regional Banking, Corporate Client Services, and Wealth Advisory Services.

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

Corporate Client Services

This business serves national and multinational institutions in 85 countries with a variety of trust, custody, administrative, and investment and cash management services that support capital markets transactions, entity management, and retirement plans.

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

Wealth Advisory Services

This business serves high-net-worth clients in all 50 states and 21 other countries. It offers financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, insurance services, business management services, and family office services.

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

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

Each of these businesses targets specific types of clients, provides different kinds of services, and has a different geographic scope. Because we actively seek to deepen our client relationships to the fullest extent possible, each of these businesses uses services from the other two. Collectively, they generate a balanced and diversified revenue stream that has helped us produce consistent growth and profitability, with low volatility, throughout 102 years of economic cycles.

We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company that was formed in 1903. At March 31, 2006, WTC had 47 branch offices in Delaware - more than any other bank in the state.

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

We also own other registered investment advisors:

     - Rodney Square Management Corporation (RSMC), which oversees the Wilmington family of mutual funds.

     - Wilmington Trust Investment Management, LLC (WTIM), which sets our investment and asset allocation policies, and selects the independent asset managers we use in our investment consulting services. Prior to January 2005, WTIM was known as Balentine & Company, LLC.

     - Grant Tani Barash & Altman, LLC (GTBA) and Grant, Tani, Barash & Altman Management, Inc. GTBA is the Beverly Hills-based firm through which we offer business management and family office services.

We also own three investment holding companies:

     - WT Investments, Inc. (WTI), which holds interests in five asset management firms: our two money manager affiliates, Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM); Clemente Capital, Inc.; Camden Partners Holding, LLC; and Camden Partners Private Equity Advisors, LLC.

     - Wilmington Trust (UK) Limited (WTL), through which we conduct business outside the United States through Wilmington Trust SP Services (London) Limited and its subsidiaries. Prior to January 2006, Wilmington Trust SP Services (London) Limited was known as SPV Management Limited.

     - GTBA Holdings, Inc. (GTBAH), through which we conduct the business of GTBA, Grant, Tani, Barash & Altman Management, Inc., and Wilmington Family Office, Inc.

In addition to the locations noted above, we and our affiliates have offices in South Carolina, Vermont, the Cayman Islands, the Channel Islands, Dublin, Ireland, and London, England.

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

We are subject to the regulations of, and undergo periodic examinations by, the Federal Reserve Bank, Federal Deposit Insurance Corporation, Office of Thrift Supervision, Delaware Department of Banking, Pennsylvania Department of Banking, other U.S. federal and state regulatory agencies, and the regulatory agencies of other countries in which we conduct business.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

When we discuss our businesses, we report income and assets from CRM and RCM separately. For meeting the requirements of segment reporting, we combine results from CRM and RCM into one segment named "Affiliate Money Managers." For more information about segment reporting, please refer to Note 5, "Segment reporting," in this report.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Net income for the first quarter of 2006 was $44.1 million, which was 13% higher than for the year-ago first quarter. Earnings per share (on a diluted basis) for the 2006 first quarter were $0.64, which was 12% higher than for the year-ago first quarter.

EXECUTIVE SUMMARY

Factors in the 2006 first quarter performance were growth in each of our businesses, continued loan growth, a favorable market interest rate environment, and the high quality of our loan portfolio. These results illustrated the continuing return from the investments we have made over the past several years to hire the best people, add the capabilities our clients need most, and enter markets that have the greatest potential for growth.

For the 2006 first quarter:

- Loan balances totaled $7.54 billion at March 31, 2006. This was 10% higher than at March 31, 2005, and 2% more than at December 31, 2005.

- At $1.8 million and 2 basis points, net charge-offs and the net charge-off ratio, respectively were lower than for any quarter in 2005 or 2004.

- More than 97% of loans outstanding continued to receive pass ratings in the internal risk rating analysis.

-    Net interest income was 13% higher than for the year-ago first quarter.

-    The net interest margin rose to 3.77%.

- Revenue from trust and investment advisory services in the Wealth Advisory Services (WAS) business was 15% higher than for the year-ago first quarter.

- Corporate Client Services (CCS) revenue was 13% higher than for the year-ago first quarter.

- Managed assets at value-style affiliate money manager Cramer Rosenthal McGlynn continued to reach new highs.

-    Expense growth was managed.

In other 2006 first quarter business activity, we opened two new branch offices in Delaware, one in Middletown and one in Millville, both of which are located in fast-growing parts of Delaware south of the Chesapeake and Delaware Canal. We also added investment management and other wealth advisory professionals in our Florida, Georgia, and New York offices.

On an annualized basis, our first quarter 2006 results produced a return on average assets of 1.76% and a return on average equity of 17.42%. The corresponding returns for the first quarter of 2005 were 1.68% and 17.32%, respectively.

On April 20, 2006, the Board of Directors raised the quarterly cash dividend 5%, from $0.30 per share to $0.315 per share. On an annualized basis, this increased the dividend from $1.20 per share to $1.26 per share. This marked the 25th consecutive year of increases in the cash dividend. According to Mergent, Inc.'s Dividend Achievers, only 112 of the 10,000 companies trading on North American exchanges have raised their dividends for 25 or more consecutive years.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

We made several changes to our financial statements beginning with the 2006 first quarter.

- We adopted the retrospective method of accounting for compensation costs associated with stock option awards, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised). We restated all affected prior-period amounts accordingly, including incentive and bonus expense (which includes stock option expense), total noninterest expense, taxes, net income, net income per share, total assets, stockholders' equity, the returns on average assets and average equity, period-end primary capital, risk-based capital, and book value per share. The restated amounts for the full years 1995 through 2005 are available at wilmingtontrust.com, by e-mail request to IR@wilmingtontrust.com, or by telephone request to (302) 651-8107.

- In the investment securities section of our balance sheet, we commenced recording U.S. Treasury securities and government agency securities separately. Previously these two types of securities were reported as a single category. We adjusted prior period amounts to reflect this change, which had no effect on period-end or average balance amounts.

- During a routine review of the commercial loan portfolio, we reclassified some loans. The reclassifications affected all three categories of commercial loans, but did not affect total commercial loan balances. We adjusted period-end and average commercial loan balances to reflect these reclassifications.

-    In our income statement, we reclassified portions of WAS and CCS revenue.

     - We reclassified some of the WAS revenue previously reported as mutual fund revenue to trust and investment advisory revenue. The portion of mutual fund revenue we reclassified was revenue that is associated with equity mutual funds. We did this to combine into one category the WAS revenue that is derived from core investment strategies and tied to financial market valuations. We adjusted prior period amounts to reflect this change, which had no effect on total amounts of WAS revenue.

     - We reclassified portions of CCS capital markets and retirement services revenue into a new category of revenue called investment and cash management services. This change enabled us to report revenue from money management services separately from trust and administrative revenue, which typically is based on service complexity, not asset value. We adjusted prior period amounts to reflect this change, which had no effect on total amounts of CCS revenue.

- We restated the amount of assets under management at Wilmington Trust as of December 31, 2005. During a review of assets under management, we discovered that approximately $1.5 billion of assets had been double-counted. This reduced managed assets as of December 31, 2005, which had been reported as $27.5 billion, to $26.0 billion. Since assets under management are a subset of assets under administration, this restatement reduced assets under administration as of December 31, 2005, by an equal amount. Amounts as of December 31, 2005, were the only amounts affected.

STATEMENT OF CONDITION

This section discusses the changes in our balance sheet between December 31, 2005, and March 31, 2006. We present amounts as of March 31, 2005, for historical reference. All balances cited are period-end balances unless otherwise noted.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

ASSETS

At March 31, 2006, balance sheet assets totaled $10.26 billion. This was $31.8 million more than at December 31, 2005. On a percentage basis, our mix of assets remained relatively unchanged. Loans comprised 73% of assets at March 31, 2006, compared with 72% at December 31, 2005.

ASSET BALANCES (in millions)                                            AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Investment securities                                                   $ 1,840.3     $ 1,928.8     $1,831.2
Loans                                                                     7,539.0       7,397.7      6,859.6
Other                                                                       630.4         649.4        642.3
Reserve for loan losses                                                     (93.6)        (91.4)       (90.4)
Goodwill                                                                    348.5         348.3        336.9
------------------------------------------------------------------------------------------------------------
Total assets                                                            $10,264.6     $10,232.8     $9,579.6
============================================================================================================

Earning assets are assets on which we earn interest. They comprise loans before subtracting the reserve for loan losses; investment securities; and federal funds sold and securities purchased under agreements to resell.

Loans continued to account for more than three-fourths of our total earning assets. Growth in loan balances accounted for most of the $83.4 million increase in earning assets during the first three months of 2006.

COMPOSITION OF EARNING ASSETS                                           AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Total earning assets (in millions)                                       $9,424.2     $9,340.8      $8,822.2
% represented by loans                                                       80.0%        79.2%         77.8%
% represented by investment securities                                       19.5%        20.6%         20.8%
% represented by other                                                        0.5%         0.2%          1.4%

INVESTMENT SECURITIES PORTFOLIO

Investment securities balances were $1.84 billion at March 31, 2006, which was 5% lower than at the end of 2005.

On a percentage basis, the composition of the portfolio remained relatively unchanged, with mortgage-backed instruments continuing to comprise the largest concentration of securities in the portfolio. We invest only in securities with an investment grade of "A" or better, as assigned by Standard & Poor's or Moody's Investors Service.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO                          AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                                         18%          18%           19%
Corporate issues                                                            20%          19%           15%
Money market preferred stocks                                                5%           5%            5%
Mortgage-backed securities                                                  26%          26%           33%
Municipal bonds                                                              1%           1%            1%
Other                                                                        2%           2%            2%
U.S. government agencies                                                    21%          21%           18%
U.S. treasuries                                                              7%           8%            7%

Almost all of the mortgage-backed securities we held at March 31, 2006, were invested in fixed-rate instruments with terms of 15 years or less. We believe we can manage duration and interest rate risk more efficiently by investing in mortgage-related instruments, rather than by retaining individual residential mortgage loans on our

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

balance sheet.

We sell most newly originated fixed-rate residential mortgage loans into the secondary market to help manage interest rate risk.

The following tables compare changes in the portfolio in average life and duration.

AVERAGE LIFE IN THE INVESTMENT
SECURITIES PORTFOLIO (in years)                                         AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                                4.48          4.30         4.22
Total portfolio                                                            6.27          6.14         6.42

DURATION IN THE INVESTMENT
SECURITIES PORTFOLIO (in years)                                         AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                                4.14          3.92         4.02
Total portfolio                                                            2.71          2.63         3.07

The changes in average life and duration during the first three months of 2006 reflected the rising market interest rate environment, which caused prepayments of mortgage-backed instruments to slow. With these instruments, a slowdown in prepayment extends, or increases, their average life.

Because a large portion of our securities portfolio is invested in mortgage-backed instruments - 44% as of March 31, 2006 - the extension in the average life of mortgage-backed instruments caused the increase in the average life of the portfolio overall. The same dynamics caused the changes in duration.

LOANS

Loan balances rose for the 20th consecutive quarter, reaching $7.54 billion at March 31, 2006. This was $141.3 million higher than at December 31, 2005. Commercial loans continued to account for more than two-thirds of total loan balances, and accounted for all of the growth in total loan balances during the first three months of 2006.

PERIOD-END LOAN BALANCES (in millions)                                  AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Commercial loans                                                         $5,103.2      $4,919.1     $4,581.1
Retail loans                                                             $2,435.8      $2,478.6     $2,278.5
------------------------------------------------------------------------------------------------------------
Total loans                                                              $7,539.0      $7,397.7     $6,859.6
============================================================================================================

Most of the loans in the portfolio continued to be Delaware-originated loans. The Pennsylvania market accounted for approximately 22% of total loan balances.

Although this section discusses balances on a period-end basis, we present average balances in the table below as a point of comparison. We believe that average balances, rather than period-end balances, offer a better measure of trends in our Regional Banking business. The factors that caused average balances to change were also the main factors that caused period-end balances to change. For more detail on average balances, please refer to the "Quarterly Analysis of Earnings" section of this report.

LOAN BALANCES  FOR THE 3 MONTHS ENDED
(on average, in millions)                                                       3/31/06   12/31/05    3/31/05
-------------------------------------------------------------------------------------------------------------
Commercial loans                                                               $4,999.9   $4,867.2   $4,506.7
Retail loans                                                                   $2,445.4   $2,477.7   $2,262.8
-------------------------------------------------------------------------------------------------------------
Total loans                                                                    $7,445.3   $7,344.9   $6,769.5
=============================================================================================================
Loans from the Pennsylvania market                                             $1,630.0   $1,610.0   $1,440.0

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

A primary factor in our ability to generate loan growth is the stable and diversified economy in the Delaware Valley region, where economic indicators remained positive. According to the Federal Reserve Bank of Philadelphia, economic activity indices for the region rose over the past 12 months, and moderate to strong economic growth was projected through the third quarter of 2006. According to the Federal Deposit Insurance Corporation, Delaware's rate of job growth in the fourth quarter of 2005 (the most recent data available) was among the highest in the United States. Delaware's unemployment rate remained below the national unemployment rate. For more information about the regional economy, please refer to the discussion on economic risk in the "Quantitative and qualitative disclosures about market risk" section of this report.

COMMERCIAL LOANS

We offer commercial banking services in Delaware and surrounding areas, including eastern Pennsylvania, central and southern New Jersey, northeastern Maryland, and the Baltimore-Washington, D.C. area. We target our commercial banking services to middle-market businesses (family-owned or closely held businesses with annual sales of up to $250 million) in these areas.

During the first three months of 2006, commercial loan balances exceeded $5 billion for the first time in our history, reaching $5.10 billion at March 31, 2006. This was an increase of $184.1 million, or nearly 4%, from December 31, 2005. Commercial real estate/construction (CRE) and commercial mortgage lending accounted for all of the year-to-date growth in commercial loan balances.

PERIOD-END COMMERCIAL LOANS (in millions)                               AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Commercial and industrial (C&I)                                          $2,445.9      $2,461.3     $2,476.6
Commercial real estate/construction (CRE)                                 1,411.9       1,233.9        886.4
Commercial mortgage                                                       1,245.4       1,223.9      1,218.1
------------------------------------------------------------------------------------------------------------
Total commercial loans                                                   $5,103.2      $4,919.1     $4,581.1
============================================================================================================

Population growth, particularly in Delaware, continued to spur demand for housing and drive the increase in CRE lending. Almost all of the CRE loans booked during the 2006 first quarter were for primary residences in single-family residential tract development projects, including the projects we fund in the beach resort areas in our region.

Approximately 43% of the CRE loans booked during the 2006 first quarter were for projects in Delaware. Almost all of these loans were for single-family residential development projects in the fast-growing parts of the state south of the Chesapeake and Delaware Canal. According to the U.S. Census Bureau, Delaware was the ninth fastest-growing state in the United States for the 12 months ended July 1, 2005 (the most recent data available) and the seventh most popular for attracting permanent residents aged 65 and older.

Approximately 42% of CRE loans booked during the 2006 first quarter were for projects in southeastern Pennsylvania. These loans were mainly for land acquisition, single-family residential development, and other types of residential projects in Chester, Montgomery, Philadelphia, and Lehigh Counties.

Other CRE loans booked during the 2006 first quarter included a retail project in Ocean City, Maryland, and a residential project in Cape May, New Jersey.

We do not believe we have undue concentration or credit risk in the CRE portfolio, because:

-    Population growth is spurring the housing demand;

-    We apply disciplined underwriting standards in our CRE lending; and

- We prefer to work with local developers who are based in the Delaware Valley region, whose projects are in the Delaware Valley region, and with whom we have long-standing relationships. These developers own their businesses and have solid reputations, diverse cash flow streams, personal liquidity, and experience in a variety of market cycles.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

We place maximum terms of two years on unimproved land and three years on development loans, which means that approximately 33% of our total residential project loans outstanding are repaid in any given year. The relatively short terms of our construction loans provide us the ability to adjust our loan mix, if necessary, to mitigate the effects of a downturn in any single market segment.

Our target size for CRE loans is $1 million to $10 million. Net charge-offs of CRE loans have been zero in six of the past 10 years. For more details about our credit quality, please refer to the "Asset quality" section of this report.

RETAIL LOANS

In our retail lending activities, we make most of our residential mortgage and consumer loans to clients in the state of Delaware. The other category of retail loans, loans secured with liquid collateral, are loans we extend mainly to Wealth Advisory clients throughout the United States. Changes in the balances of loans secured with liquid collateral reflect Wealth Advisory client demand.

During the first three months of 2006, retail loan balances decreased because growth in residential mortgage balances was offset by lower client demand for loans secured with liquid collateral and by declines in consumer loans, which we discuss in more detail below.

PERIOD-END RETAIL LOANS (in millions)                                   AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Residential mortgage                                                     $  473.4      $  455.5     $  428.3
Consumer                                                                 $1,408.5      $1,438.3     $1,255.7
Secured with liquid collateral                                           $  553.9      $  584.8     $  594.5
------------------------------------------------------------------------------------------------------------
Total retail loans                                                       $2,435.8      $2,478.6     $2,278.5
============================================================================================================

RESIDENTIAL MORTGAGE LOANS

Residential mortgage balances were higher at March 31, 2006, than at December 31, 2005, because adjustable rate originations increased and the rising market interest rate environment caused the pace of prepayments to slow. Origination volumes declined because of the seasonal slowness that typically occurs during winter months, and because demand slowed somewhat due to rising market interest rates.

RESIDENTIAL MORTGAGE ACTIVITY AS OF THE 3 MONTHS ENDED       3/31/06   12/31/05   9/30/05   6/30/05   3/31/05
-------------------------------------------------------------------------------------------------------------
Residential mortgage originations (number of loans)              201       305        321       269       182
Residential mortgage originations (volume in millions)        $ 46.8    $ 64.1     $ 70.1    $ 54.9    $ 31.9
Residential mortgage balances (in millions, at period-end)    $473.4    $455.5     $450.9    $444.5    $428.3

We are a leading residential mortgage originator in Delaware, but we sell most new fixed-rate production into the secondary market to help manage interest rate risk. We discuss this strategy more fully in the "Quantitative and qualitative disclosures about market risk" section of this report.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

CONSUMER LOANS

Consumer loan balances fell $29.8 million between December 31, 2005, and March 31, 2006, mainly because of declines in home equity and indirect auto lending.

PERIOD-END CONSUMER LOANS
(in millions)                                                           AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Home equity                                                              $  320.7     $  326.4      $  310.6
Indirect                                                                    642.4        651.3         576.0
Credit card                                                                  71.6         74.5          72.6
Other consumer                                                              373.8        386.1         296.5
------------------------------------------------------------------------------------------------------------
Total consumer loans                                                     $1,408.5     $1,438.3      $1,255.7
============================================================================================================
Percentage booked in Delaware                                                  80%          81%           83%
Percentage booked in Pennsylvania                                               6%           6%            7%
Percentage booked in Maryland                                                  14%          13%           10%

During the first three months of 2006, balances of fixed rate home equity loans increased, but not at a pace strong enough to offset lower demand for adjustable rate loans in the rising market interest rate environment. The decline in indirect auto loans reflected the seasonality of automobile sales, which typically are slower during winter months.

RESERVE FOR LOAN LOSSES

The reserve for loan losses at March 31, 2006, was $93.6 million, which was $2.2 million more than at December 31, 2005. Loan growth and the high percentage of loans rated "pass" in our internal risk rating analysis influenced the changes in the reserve. At March 31, 2006, the loan loss reserve ratio was 1.24%, unchanged from December 31, 2005. For more information about our credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY

During the first three months of 2006, total liabilities increased $6.1 million. Our mix of liabilities remained relatively unchanged. Total deposits continued to account for 80% or more of total liabilities.

The portion of 2006 first quarter earnings we added to capital and the proceeds of stock option exercises were the main factors in the $25.6 million increase in stockholders' equity during the first three months of 2006. For more details on the changes in stockholders' equity, please refer to the "Capital Resources" section of this report.

LIABILITIES AND STOCKHOLDERS'
EQUITY (in millions)                                                    AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Total deposits                                                           $ 7,691.2    $ 7,289.2     $6,891.1
Short-term borrowings                                                        984.8      1,373.7      1,219.5
Other liabilities                                                            545.0        552.0        553.4
------------------------------------------------------------------------------------------------------------
Total liabilities                                                          9,221.0      9,214.9      8,664.0
------------------------------------------------------------------------------------------------------------
Minority interest                                                              0.3          0.2          0.2
Stockholders' equity                                                       1,043.3      1,017.7        915.4
------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                                                  $10,264.6    $10,232.8     $9,579.6
============================================================================================================

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

DEPOSITS

Deposit balances rose $402.0 million between December 31, 2005, and March 31, 2006. All of this growth was in national CDs $100,000 and over (national CDs).

DEPOSITS (in millions)                                                  AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Core deposits                                                            $4,984.0      $5,060.6     $4,905.9
National CDs $100,000 and over                                            2,707.2       2,228.6      1,985.2
------------------------------------------------------------------------------------------------------------
Total deposits                                                           $7,691.2      $7,289.2     $6,891.1
============================================================================================================

To evaluate deposit trends fully, it is important to understand our business model and our funding model. We make loans primarily in four states - Delaware, Pennsylvania, Maryland, and New Jersey - but we gather core deposits mainly in Delaware, the smallest of these markets by far.

To fund loan growth, we augment core deposits with a combination of national CDs and short-term borrowings. The mix of national CDs and short-term borrowings depends on which of these instruments offers a more favorable rate. Changes in the balances of national CDs, therefore, should be viewed in the context of changes in short-term borrowings.

LOAN AND DEPOSIT GROWTH COMPARISON
(in millions)                                                                AT 3/31/06   AT 12/31/05    CHANGE
---------------------------------------------------------------------------------------------------------------
Total loans                                                                   $7,539.0      $7,397.7       1.9%

Core deposits                                                                 $4,984.0      $5,060.6     (1.5)%

National CDs $100,000 and over                                                $2,707.2      $2,228.6      21.5%
Short-term borrowings                                                            984.8       1,373.7    (28.3)%
--------------------------------------------------------------------------------------------------------------
Total wholesale funding                                                       $3,692.0      $3,602.3       2.5%
--------------------------------------------------------------------------------------------------------------
Total core deposits and wholesale funding                                     $8,676.0      $8,662.9       0.2%
==============================================================================================================

Although the rates on wholesale funds are somewhat higher than those of core deposits, we believe using wholesale funding is more cost-effective and efficient than other sources of funding. To acquire significantly higher levels of core deposits, we would need to undertake a large-scale expansion of our branch office network beyond Delaware - an approach that would require us to invest capital and increase our annual operating costs. Our use of wholesale funding also helps us manage interest rate risk, because we are able to match closely the repricing characteristics of wholesale funds and floating rate loans. For more details on our funding strategy, please refer to the "Liquidity and Funding" section and the discussion of interest rate risk in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

CORE DEPOSITS

Among core deposits, CD balances rose substantially during the first three months of 2006 and savings balances rose slightly. Other core deposit categories reflected the seasonal declines that typically occur during the first three months of each year. The vast majority of core deposits continued to come from consumer and commercial banking clients in Delaware.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

PERIOD-END CORE DEPOSITS (in millions)                                  AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                               $  830.2     $1,014.8      $1,012.4
Savings                                                                     328.0        326.3         356.5
Interest-bearing demand                                                   2,352.1      2,360.0       2,366.9
CDs under $100,000                                                          960.4        923.0         782.6
Local CDs $100,000 and more                                                 513.3        436.5         387.5
------------------------------------------------------------------------------------------------------------
Total core deposits                                                      $4,984.0     $5,060.6      $4,905.9
============================================================================================================
% of core deposits from Delaware clients                                       94%          94%           94%

In noninterest-bearing demand deposits, approximately $150 million of the decline resulted from account sweeps we began in December 2005. These sweeps shifted portions of commercial deposits from noninterest-bearing demand deposits into money market deposits (and kept the affected amounts on-balance-sheet). By sweeping these amounts into money market deposits, we were able to reduce our Federal Reserve-mandated deposit reserve requirements, which in turn lowered our borrowing costs and uninvested cash balances.

While we do not record national CDs as core deposits, we do record local CDs of $100,000 and more (local CDs) as core deposits because they are client deposits, not brokered or wholesale deposits. The majority of local CDs are associated with clients in the Delaware Valley region, including commercial banking clients and municipalities, which frequently use these CDs to generate returns on their excess cash.

LOCAL CDS > OR = $100,000 BY CLIENT CATEGORY                 3/31/06   12/31/05   9/30/05   6/30/05   3/31/05
-------------------------------------------------------------------------------------------------------------
Consumer clients in Delaware                                   70%        65%       66%       68%       60%
Commercial clients in the Delaware Valley                      14%        21%       17%       22%       20%
Wealth Advisory clients                                        16%        14%       16%        8%       18%
Corporate Client Services clients                               0%         0%        1%        2%        2%

Corporate Client Services client activity frequently causes disparities between period-end and average deposit balances, because CCS clients typically deposit funds for very short spans of time, often over the ends of financial reporting periods. This is why we believe average balances, rather than period-end balances, are the better indicator of trends in our Regional Banking business. The first quarter 2006 decrease in core deposits, on average, reflected the seasonal decline that is typical for the first three months of each year.

CORE DEPOSITS, ON AVERAGE, FOR
THE 3 MONTHS ENDED                                                              3/31/06   12/31/05    3/31/05
-------------------------------------------------------------------------------------------------------------
Core deposits (on average, in millions)                                        $4,838.2   $5,012.6   $4,831.2

INCOME STATEMENT

This section compares our income and expenses for the first quarter of 2006 with the first quarter of 2005. We present other amounts for historical reference.

Net income for the first quarter of 2006 was $44.1 million. This was 13% higher than for the year-ago first quarter. Earnings per share (on a diluted basis) for the 2006 first quarter were $0.64. This was 12% higher than for the year-ago first quarter. The percentage increase amounts for net income and earnings per share were different because the average number of shares outstanding (diluted) was higher at March 31, 2006, than at March 31, 2005.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

NET INCOME                                                                       2006 Q1   2005 Q1   % CHANGE
-------------------------------------------------------------------------------------------------------------
Net income (in millions)                                                         $  44.1   $  39.2      13%
Earnings per share (diluted)                                                     $  0.64   $  0.57      12%
Average shares outstanding (diluted, in thousands)                                69,434    68,327       2%

The main factors in the net income growth were:

- A 13% increase in net interest income, due to loan growth, modest deposit pricing pressure, and the combination of our slight asset sensitivity and the rising market interest rate environment;

-    An 8% increase in advisory business revenue; and

-    Carefully managed expense growth.

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

These two sources of revenue generate a diversified stream of income that we believe enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions. As the following table shows, for the first quarter of 2006:

- Our sources of income remained diversified and balanced between net interest and noninterest income; and

-    The advisory businesses generated the majority of our noninterest income.

NET INTEREST AND NONINTEREST INCOME (1)                                                     2006 Q1   2005 Q1
-------------------------------------------------------------------------------------------------------------
Total net interest and noninterest income
   (in millions)                                                                            $166.0    $151.9
Portion from advisory business income                                                           43%       43%
Portion from total noninterest income                                                           50%       51%
Portion from net interest income                                                                50%       49%

(1)  After amortization and the provision for loan losses.

NET INTEREST INCOME

Net interest income, after the provision for loan losses, was $83.3 million for the 2006 first quarter. This was 12% more than for the 2005 first quarter.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

NET INTEREST INCOME (in millions)                                                2006 Q1   2005 Q1   % CHANGE
-------------------------------------------------------------------------------------------------------------
Interest income                                                                  $152.8    $112.9       35%
Interest expense                                                                   65.5      35.3       86%
Net interest income                                                                87.3      77.6       13%
Provision for loan losses                                                          (4.0)     (3.1)      29%
Net interest income (after provision)                                            $ 83.3    $ 74.5       12%

The primary reasons for the increases in net interest income were:

- Loan growth. Loan balances were 10% higher for the 2006 first quarter than for the year-ago first quarter.

- Improvement in the net interest margin. As market interest rates increased, we remained asset sensitive, and assets continued to reprice faster than liabilities. Our net interest margin rose as a result.

- Credit quality. Compared to the year-ago first quarter, net interest income before the provision for loan losses was $9.7 million higher, while the provision for loan losses was only $0.9 million higher.

The Regional Banking business generated approximately 93% of our 2006 first quarter net interest income.

NET INTEREST MARGIN

The net interest margin for the 2006 first quarter was 3.77%. This was 13 basis points higher than for the year-ago first quarter.

NET INTEREST MARGIN                                                               2006 Q1   2005 Q4   2005 Q1
-------------------------------------------------------------------------------------------------------------
Net interest margin                                                                3.77%     3.74%     3.64%

Factors in the margin increase included the short-term interest rate environment, our slight asset sensitivity, modest deposit pricing pressure, and the closely matched repricing characteristics of floating rate loans and purchased funding.

Short-term market interest rates, as set by the Federal Open Market Committee, were 200 basis points higher at the end of March 2006 than at the end of March 2005. They were 50 basis points higher than at the end of December 2005. In this environment, we experienced modest deposit pricing pressure, but our loan yields continued to rise at a faster pace than our deposit rates.

YIELD/RATE CHANGES (basis points)                                  3/31/06 VS. 12/31/05   3/31/06 VS. 3/31/05
-------------------------------------------------------------------------------------------------------------
Commercial loans                                                          47 bps                 178 bps
Total loans                                                               41 bps                 151 bps
Total earning assets                                                      36 bps                 130 bps

Core interest-bearing deposits                                            17 bps                  65 bps
Total interest-bearing deposits                                           31 bps                 126 bps
Funds to support earning assets                                           33 bps                 117 bps

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

To compute the net interest margin, we divide annualized net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

IN MILLIONS (except margin)                                                       2006 Q1    2005 Q1   CHANGE
-------------------------------------------------------------------------------------------------------------
FTE (1) net interest income                                                      $   88.3   $   78.5     13%
Earning assets (on average)                                                      $9,341.7   $8,630.4      8%
Net interest margin                                                                  3.77%      3.64%     4%

(1)  Fully tax-equivalent

ANALYSIS OF EARNINGS

The following tables present comparative rate/volume and net interest income data for the first quarters of 2006 and 2005. In order to ensure the comparability of yields and rates and their impact on net interest income, we use average balances at historical cost to calculate average rates. Average rates do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

QUARTERLY ANALYSIS OF EARNINGS

                                                       2006 First Quarter              2005 First Quarter
                                                  ----------------------------   ----------------------------
(Dollar amounts in millions;                       Average   Income/   Average    Average   Income/   Average
rates on a tax-equivalent basis)                   balance   expense     rate     balance   expense     rate
-------------------------------------------------------------------------------------------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell                        $   17.5   $  0.2     4.11%    $   20.2    $  0.1    2.16%

   U.S. Treasury                                     165.1      1.4     3.33        136.5       0.9    2.67
   Government agencies                               380.3      3.9     4.00        304.4       3.0    3.92
   State and municipal                                10.5      0.2     8.77         11.9       0.3    8.76
   Preferred stock                                    91.4      1.7     7.60         99.3       1.7    7.04
   Mortgage-backed securities                        828.4      8.9     4.17        960.5       9.8    4.09
   Other                                             403.2      5.6     5.52        328.1       3.4    4.12
-----------------------------------------------------------------------------------------------------------
      Total investment securities                  1,878.9     21.7     4.53      1,840.7      19.1    4.14
                                                  ---------------------------------------------------------
   Commercial, financial, and
      agricultural                                 2,448.1     44.2     7.24      2,471.6      33.7    5.46
   Real estate - construction                      1,322.0     26.1     7.90        823.3      12.5    6.06
   Mortgage - commercial                           1,229.8     22.6     7.34      1,211.8      17.5    5.82
-----------------------------------------------------------------------------------------------------------
      Total commercial loans                       4,999.9     92.9     7.44      4,506.7      63.7    5.66
                                                  ---------------------------------------------------------
   Mortgage - residential                            463.3      6.7     5.84        427.5       6.3    5.87
   Consumer loans                                  1,423.9     24.1     6.85      1,234.6      18.7    6.13
   Secured with liquid collateral                    558.2      8.2     5.89        600.7       5.9    3.90
-----------------------------------------------------------------------------------------------------------
      Total retail loans                           2,445.4     39.0     6.44      2,262.8      30.9    5.49
                                                  ---------------------------------------------------------
         Total loans net of
            unearned income                        7,445.3    131.9     7.11      6,769.5      94.6    5.60
         Total earning assets                     $9,341.7    153.8     6.58     $8,630.4     113.8    5.28
                                                  =========================================================

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                       2006 First Quarter             2005 First Quarter
                                                  ----------------------------   ----------------------------
(Dollar amounts in millions;                       Average   Income/   Average    Average   Income/   Average
rates on a tax-equivalent basis)                   balance   expense     rate     balance   expense     rate
-------------------------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                                        $  326.0      0.2      0.32    $  354.5      0.2     0.25%
   Interest-bearing demand                         2,346.8      5.9      1.02     2,373.4      4.5     0.77
   Certificates under $100,000                       938.6      7.6      3.27       773.9      4.1     2.17
   Local CDs $100,000 and over                       463.3      4.5      3.89       370.1      2.3     2.47
-------------------------------------------------------------------              -----------------
      Total core interest-
         bearing deposits                          4,074.7     18.2      1.81     3,871.9     11.1     1.16
   National CDs $100,000 and over                  2,647.7     29.6      4.47     1,940.4     12.0     2.47
-------------------------------------------------------------------              -----------------
      Total interest-bearing deposits              6,722.4     47.8      2.86     5,812.3     23.1     1.60
                                                  ---------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase                     1,082.0     11.4      4.19     1,197.9      7.7     2.55
   U.S. Treasury demand                               11.7      0.1      4.21         8.5       --     2.06
-------------------------------------------------------------------              -----------------
      Total short-term borrowings                  1,093.7     11.5      4.20     1,206.4      7.7     2.55
                                                  ---------------------------------------------------------
   Long-term debt                                    399.0      6.2      6.26       407.3      4.5     4.37
-------------------------------------------------------------------              -----------------
      Total interest-bearing
         liabilities                               8,215.1     65.5      3.20     7,426.0     35.3     1.91
                                                  ---------------------------------------------------------
   Other noninterest funds                         1,126.6       --        --     1,204.4       --       --
-------------------------------------------------------------------              -----------------
      Total funds used to support
         earning assets                           $9,341.7     65.5      2.81    $8,630.4     35.3     1.64
                                                  =========================================================
Net interest income/yield                                      88.3      3.77                 78.5     3.64
   Tax-equivalent adjustment                                   (1.0)                          (0.9)
                                                              -----                          -----
Net interest income                                           $87.3                          $77.6
                                                              =====                          =====

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                                                     Increase/(decrease)
                                                                                       due to change in
  For the three months ended March 31, 2006/2005                                -----------------------------
                (in millions)                                                   Volume (1)   Rate (2)   Total
-------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities purchased
      under agreements to resell                                                  $  --       $ 0.1     $ 0.1

   U.S. Treasury                                                                    0.2         0.3       0.5
   Government agencies                                                              0.8         0.1       0.9
   State and municipal *                                                            0.0        (0.1)     (0.1)
   Preferred stock *                                                               (0.1)        0.1        --
   Mortgage-backed securities                                                      (1.2)        0.3      (0.9)
   Other *                                                                          0.8         1.4       2.2
  -----------------------------------------------------------------------------------------------------------
      Total investment securities                                                   0.5         2.1       2.6
                                                                                  ---------------------------
   Commercial, financial, and agricultural *                                       (0.3)       10.8      10.5
   Real estate - construction                                                       7.5         6.1      13.6
   Mortgage - commercial *                                                          0.3         4.8       5.1
  -----------------------------------------------------------------------------------------------------------
      Total commercial loans                                                        7.5        21.7      29.2
                                                                                  ---------------------------
   Mortgage - residential                                                           0.5        (0.1)      0.4
   Consumer loans                                                                   2.9         2.5       5.4
   Secured with liquid collateral                                                  (0.4)        2.7       2.3
  -----------------------------------------------------------------------------------------------------------
      Total retail loans                                                            3.0         5.1       8.1
                                                                                  ---------------------------
      Total loans net of unearned income                                           10.5        26.8      37.3
                                                                                  ---------------------------
      Total interest income                                                        11.0        29.0      40.0
                                                                                  ---------------------------

  Interest expense:
   Savings                                                                        $  --       $  --     $  --
   Interest-bearing demand                                                         (0.1)        1.5       1.4
   Certificates under $100,000                                                      0.9         2.6       3.5
   Local CDs $100,000 and over                                                      0.6         1.6       2.2
  -----------------------------------------------------------------------------------------------------------
      Total core interest-bearing deposits                                          1.4         5.7       7.1
   National CDs $100,000 and over                                                   4.4        13.2      17.6
  -----------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                                               5.8        18.9      24.7
                                                                                  ---------------------------
   Federal funds purchased and securities sold
      under agreements to repurchase                                               (0.7)        4.4       3.7
   U.S. Treasury demand                                                              --         0.1       0.1
  -----------------------------------------------------------------------------------------------------------
      Total short-term borrowings                                                  (0.7)        4.5       3.8
   Long-term debt                                                                  (0.1)        1.8       1.7
  -----------------------------------------------------------------------------------------------------------
             Total interest expense                                               $ 5.0       $25.2     $30.2

Changes in net interest income                                                    $ 6.0       $ 3.8     $ 9.8
                                                                                  ===========================

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

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

NONINTEREST INCOME

Noninterest income (after amortization) for the 2006 first quarter was $82.7 million. This was $5.3 million more than for the year-ago first quarter. Revenue from the Wealth Advisory Services and Corporate Client Services businesses accounted for most of the growth.

NONINTEREST INCOME (in millions)                                                 2006 Q1   2005 Q1   % CHANGE
-------------------------------------------------------------------------------------------------------------
Advisory business revenue (1)                                                     $70.6     $65.1        8%
Service charges on deposit accounts                                                 6.9       6.7        3%
Other noninterest income                                                            5.2       4.8        8%
Securities gains/(losses)                                                            --       0.8     (100)%
------------------------------------------------------------------------------------------------------------
Total noninterest income                                                          $82.7     $77.4        7%
============================================================================================================

(1) Includes revenue from Wealth Advisory Services, Corporate Client Services, Cramer Rosenthal McGlynn, and Roxbury Capital Management, after amortization.

WEALTH ADVISORY SERVICES

We report Wealth Advisory Services (WAS) revenue in three categories:

1. Trust and investment advisory fees, which represent the revenue generated by our core asset management, asset allocation, and trust management services. These fees are based on the market valuations of client assets we manage, direct, or hold in custody, and they are tied to movements in the financial markets. Most of these fees are based on equity market valuations.

2. Planning and other services fees. These fees are from financial planning, estate settlement, family office management, tax, and other services. These fees are based on the level and complexity of the services we provide. They are not associated with asset valuations. These fees can vary widely in amount, and portions of them may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

3. Mutual fund fees. These fees are tied to money market mutual fund and cash valuations, and do not reflect equity market movements.

WAS revenue was $2.8 million higher for the first quarter of 2006 than for the first quarter of 2005. Business development with existing as well as new clients accounted for much of the growth.

WEALTH ADVISORY SERVICES REVENUE (in millions)                                   2006 Q1   2005 Q1   % CHANGE
-------------------------------------------------------------------------------------------------------------
Trust and investment advisory fees                                                $34.3     $29.9       15%
Planning and other services fees                                                    7.3       9.1      (20)%
Mutual fund fees                                                                    4.7       4.5        4%
-------------------------------------------------------------------------------------------------------------
Total Wealth Advisory Services revenue                                            $46.3     $43.5        6%
=============================================================================================================

WAS sales reflected the momentum in this business and client demand for a broad array of services. Sales were 18% higher on a year-over-year basis, and 8% higher on a linked-quarter basis. First quarter 2006 sales were especially strong in Pennsylvania, Florida, and Delaware, which included business from clients in other states who seek Delaware's trust advantages.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

PERCENTAGE CONTRIBUTION TO TOTAL WAS SALES                                        2006 Q1   2005 Q4   2005 Q1
-------------------------------------------------------------------------------------------------------------
California                                                                           5%        4%        8%
Delaware (1)                                                                        54%       37%       59%
Florida                                                                              9%        8%        7%
Georgia                                                                              3%        6%        5%
Maryland                                                                             2%        2%        1%
New York                                                                            11%       20%       13%
Pennsylvania                                                                        16%       23%        7%

(1) Delaware's contribution includes business development with clients in other states who seek Delaware's trust advantages. We serve these clients from our headquarters in Wilmington.

The increase in trust and investment advisory revenue reflected client demand for our asset allocation strategies and investment management services, which use third-party advisors to achieve objective investment management. Business development was more of a factor in the increase than market appreciation, as trust and investment advisory revenue growth for the 12 months ended March 31, 2006, outpaced financial market increases during the same span of time.

Revenue from planning and other services was lower because the amount recorded for the year-ago first quarter included several very large fees associated with highly complex financial plans.

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

3. Retirement services. Approximately 50% of these fees are based on equity market valuations of retirement plan assets for which we serve as custodian.

4. Investment/cash management. These fees reflect investment and cash management services we perform for capital markets and retirement services clients. The majority of these fees are based on money market fund valuations. The remainder is based on the valuations of investment-grade fixed income instruments.

For the 2006 first quarter, CCS revenue was $2.4 million higher than for the year-ago first quarter. All components of the CCS business contributed to the increase.

CORPORATE CLIENT SERVICES REVENUE (in millions)                                  2006 Q1   2005 Q1   % CHANGE
-------------------------------------------------------------------------------------------------------------
Capital markets services                                                          $ 8.7     $ 7.3       19%
Entity management services                                                          6.5       5.9       10%
Retirement services                                                                 3.1       3.0        3%
Cash and investment management services                                             2.1       1.8       17%
Total Corporate Client  Services revenue                                          $20.4     $18.0       13%

The capital markets component contributed the largest percentage of the revenue increase, reflecting the rebound in this sector that began during the second half of 2005. Sales volumes of capital markets services were 46% higher for the 2006 first quarter than for the year-ago first quarter. Demand was especially strong from insurance industry

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

clients, for trust and administrative services that support collateral mortgage-backed securities, for auction agent services, and for escrow services.

The revenue increase in the entity management component reflected continued momentum for asset securitization services in European jurisdictions, especially in Ireland. Sales of services in U.S. and Caribbean jurisdictions also contributed to the year-over-year increase. Approximately $0.3 million of 2006 first quarter entity management revenue was a one-time fee associated with a large transaction.

The increase in revenue from the retirement services component reflected a combination of higher sales of services that support defined contribution plans, market appreciation, and increased plan contributions. Approximately 50% of retirement services revenue is based on the value of retirement plan assets for which we serve as custodian.

The increase in investment and cash management services revenue reflected higher demand for these services, which were used by clients with taxable as well as tax-exempt entities. Of the $2.1 million recorded for the 2006 first quarter, approximately 73% was based on money market mutual fund values. The remainder was based on the valuations of domestic fixed income instruments, most of which held asset-backed, U.S. Treasury, corporate and other types of investment-grade securities.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

At Wilmington Trust, changes in WAS and CCS revenue are better indicators of business trends than assets under management or assets under administration. Since most of the assets we manage for clients are held in trusts, the amount of assets we manage is affected by trust distributions in addition to business flows and financial market movements. Funds from trusts are distributed for tax payments, philanthropic obligations, discretionary spending, trust terminations, and other purposes. Trust distributions reduce asset levels in trust accounts and do not necessarily reflect lost business.

In addition:

- We specialize in providing holistic wealth management, of which asset management is just one element.

- Only the portion of WAS revenue recorded as trust and investment advisory fees is tied to asset valuations.

- Investment strategies for WAS clients consider a number of factors, including wealth planning, wealth preservation, wealth transition, and tax minimization.

- Assets held in direction trusts generate WAS trust and investment advisory fees, but assets held in direction trusts are recorded as assets under administration, not assets under management.

- The vast majority of CCS revenue is generated on a fee-for-service basis and is not related to asset valuations.

- Assets associated with CCS clients can fluctuate by hundreds of millions of dollars from one period to the next, depending on cash management decisions clients make.

In contrast, managed asset levels are indicative of business trends at our two affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM). Changes in managed assets at these two firms reflect business flows as well as financial market movements.

The following table compares changes in assets under management.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                                                              % CHANGE FROM
ASSETS UNDER MANAGEMENT                                                                    ------------------
(Dollar amounts in billions)                       AT 3/31/06   AT 12/31/05   AT 3/31/05   12/31/05   3/31/05
-------------------------------------------------------------------------------------------------------------
Wilmington Trust (1)                                  $27.2        $26.0         $26.5        5%         3%
Cramer Rosenthal McGlynn                                9.7          8.9           7.2        9%        35%
Roxbury Capital Management                              3.5          3.3           2.8        6%        25%
Total assets under management                         $40.4        $38.2         $36.5        6%        11%

(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

The following table compares changes in assets under management and assets under administration at Wilmington Trust (excluding CRM and RCM). Most of the assets under administration are associated with the Corporate Client Services business.

                                                                                              % CHANGE FROM
CLIENT ASSETS AT WILMINGTON TRUST (excluding CRM and RCM)                                  ------------------
(Dollar amounts in billions)                       AT 3/31/06   AT 12/31/05   AT 3/31/05   12/31/05   3/31/05
-------------------------------------------------------------------------------------------------------------
Assets under management (1)                          $ 27.2        $ 26.0        $26.5         5%        3%
Assets under administration                            74.9          74.9         71.3        --         5%
Total client assets                                  $102.1        $100.9        $97.8         1%        4%

(1) Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

INVESTMENT MIX OF WILMINGTON TRUST MANAGED ASSETS (1)                   AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Equities                                                                    53%          56%           57%
Fixed income                                                                24%          23%           24%
Cash and equivalents                                                        14%          12%           12%
Other assets                                                                 9%           9%            7%

(1)  Excluding CRM and RCM.

AFFILIATE MONEY MANAGERS

Our two affiliate money managers are:

-    Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York;
     and

- Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.

The revenue we record from these two firms is based on our ownership interest in each. We do not consolidate their results in our financial statements.

Managed assets rose from their year-ago and prior quarter levels at both CRM and RCM.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

AFFILIATE MANAGER RESULTS (dollars in millions)                                 2006 Q1    2005 Q4    2005 Q1
-------------------------------------------------------------------------------------------------------------
Revenue from Cramer Rosenthal McGlynn                                          $    4.0   $    4.3   $    4.3
Managed assets at Cramer Rosenthal McGlynn                                     $9,733.9   $8,899.0   $7,233.4
Revenue from Roxbury Capital Management                                        $    0.9   $    0.6   $    0.3
Managed assets at Roxbury Capital Management                                   $3,515.7   $3,287.3   $2,828.4

At CRM, assets under management have risen every quarter since the first quarter of 2003, and have set new records every quarter since the second quarter of 2004. For the first quarter of 2006, market appreciation and asset inflows into CRM's small- and mid-cap products were the main reasons for the increase in the firm's managed assets. Revenue from CRM was lower year-over-year because revenue for the year-ago first quarter included a gain of approximately $1.4 million on the sale of an equity investment. Absent this gain, first quarter 2006 revenue from CRM was 38% higher year-over-year. On a linked-quarter basis, revenue from CRM declined because hedge fund performance fees were lower.

At March 31, 2006, our ownership interest in CRM was 77.24%, unchanged from the second quarter of 2004. Despite the high percentage of our ownership position, we do not hold a controlling interest in CRM. CRM principals retain certain management controls, including veto powers over a variety of matters.

At RCM, the growth in assets under management reflected the firm's ability to attract new assets into its small- and mid-cap products. This growth led to the year-over-year and linked-quarter increases in revenue from RCM.

At March 31, 2006, our ownership interest in RCM consisted of 41.23% of RCM's common shares and 30% of its gross revenues, unchanged from the fourth quarter of 2003.

OTHER NONINTEREST INCOME

OTHER NONINTEREST INCOME (in millions)                                           2006 Q1   2005 Q1   % CHANGE
-------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                                $6.9      $6.7        3%
Other noninterest income                                                           $5.2      $4.8        8%
Securities gains/(losses)                                                            --      $0.8     (100)%

Income from service charges on deposit accounts rose year-over-year because ATM fees were 15% higher, mainly because we had more ATMs at the end of the 2006 first quarter than at the end of the year-ago first quarter. Most of the new ATMs were added during the second and third quarters of 2005 and were located in Delaware and New Jersey.

ATMS                                                                               2006 Q1   2005 Q1   CHANGE
-------------------------------------------------------------------------------------------------------------
Number of ATMs                                                                       233       172       61

The increase in ATM fees was offset somewhat by higher levels of earnings credits on commercial deposit accounts that occur in a rising market interest rate environment. Commercial banking clients may earn credits in lieu of paying fees on their deposit accounts.

Other noninterest income rose year-over-year mainly because revenue from loan fees increased. This reflected higher volumes of letters of credit extended on unfunded loan commitments.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

For the first quarter of 2005, noninterest income included securities gains of $0.8 million, which we took in the routine course of balance sheet management. Approximately $0.2 million of that amount was associated with securities on which call provisions were exercised. The remainder was associated primarily with amortizing mortgage-backed instruments with small remaining balances, which we sold and replaced with higher-yielding securities.

NONINTEREST EXPENSE

Noninterest expenses for the 2006 first quarter totaled $97.5 million. This was 8% higher than for the year-ago first quarter and 3% higher than for the 2005 fourth quarter. Staffing-related expenses (salaries, incentives, and benefits) represented approximately 62% of 2006 first quarter expenses, and accounted for nearly all of the increases in total noninterest expenses.

NONINTEREST EXPENSES (dollar amounts in millions)                                 2006 Q1   2005 Q4   2005 Q1
-------------------------------------------------------------------------------------------------------------
Full-time equivalent staff members                                                  2,475     2,469     2,443

Salaries and wages                                                                 $ 36.9    $ 36.4    $ 32.9
Incentives and bonuses                                                               10.3       8.8       9.8
Employment benefits                                                                  13.5      11.5      12.5
Total staffing-related expense (1)                                                 $ 60.7    $ 56.7    $ 55.2
Total noninterest expense                                                          $ 97.5    $ 94.5    $ 90.3

(1)  Salaries and wages, incentives and bonuses, and employment benefits.

Most of the year-over-year increase in staffing expense was in salaries and wages, due to the addition of staff members in all three businesses. There were 32 more full-time equivalent staff members at March 31, 2006, than at March 31, 2005.

On a linked-quarter basis, most of the increase in staffing expense was in employment benefits. This reflected the seasonal effects of payroll taxes and 401(k) plan matches, which reset at the start of each year. As the year progresses, limits are reached on payroll taxes and 401(k) plan matches, which is why these expenses are typically lowest during the fourth quarter of each year.

The large linked-quarter increase in incentive and bonus expense reflected higher sales levels in each of the three businesses.

Beginning with the first quarter of 2006, we adopted the retrospective method of accounting for the cost of stock-based compensation. We restated prior period amounts accordingly, in accordance with Statement of Financial Accounting Standards No. 123 (revised). We record these costs in the incentives and bonus expense line. The restated amounts for incentives and bonus expense, as well as for all other affected amounts, for the full years 1995 through 2005 are available at wilmingtontrust.com, by e-mail request to IR@wilmingtontrust.com, or by telephone request to (302) 651-8107.

INCENTIVES AND BONUSES
(in millions)                                                 2006 Q1   2005 Q4   2005 Q3   2005 Q2   2005 Q1
-------------------------------------------------------------------------------------------------------------
Stock-based compensation expense                               $ 2.0      $1.8      $1.7     $ 2.1     $1.0
Total incentives and bonuses                                   $10.3      $8.8      $9.3     $10.1     $9.8

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

The year-over-year increase in stock-based compensation expense reflected a difference in timing, which made first quarter 2006 expense more on par with second quarter 2005 expense.

In other categories of noninterest expenses:

- Increases in occupancy-related expenses (net occupancy and furniture, equipment, and supplies) reflected expansion activities, primarily in Regional Banking and Corporate Client Services. Between March 31, 2005 and 2006, Regional Banking added three new branch offices in Delaware and expanded offices in Pennsylvania and Maryland. During that same 12-month span, the Corporate Client Services business opened captive insurance management offices in South Carolina and Vermont.

- Increases in subadvisor expense reflected higher demand for investment advisory services.

- Increases in originating and processing fees were due to higher loan origination, filing, and check processing costs.

-    Most other categories of expenses declined.

INCOME TAXES

Income tax expense for the first quarter of 2006 was higher than for the first quarter of 2005 mainly because our pretax income was higher. In addition, as we have expanded into additional states, our state income tax expense has risen.

INCOME TAXES AND TAX RATE                                                         2006 Q1   2005 Q4   2005 Q1
-------------------------------------------------------------------------------------------------------------
Pretax income (in millions)                                                       $ 68.5    $ 70.8    $ 61.6
Income tax expense (in millions)                                                  $ 24.3    $ 24.3    $ 22.4
Effective tax rate                                                                 35.47%    34.32%    36.36%

On a linked-quarter basis, pretax income was lower but income tax expense was the same because income tax expense for the 2005 fourth quarter reflected a tax benefit of approximately $1.7 million for deferred taxes associated with acquisition accounting. Absent this benefit, income tax expense for the 2005 fourth quarter would have been approximately $26.0 million and the effective tax rate would have been 35.86%.

CAPITAL RESOURCES

Our capital position remained strong during the first quarter of 2006. Stockholders' equity rose 14%; the returns on equity and assets improved; the capital generation rate improved; and our regulatory capital continued to exceed the minimum levels established by the Federal Reserve Board for well-capitalized institutions.

In a reflection of our capital strength, our Board of Directors raised the quarterly cash dividend 5% on April 20, 2006. This increased the quarterly dividend from $0.30 per share to $0.315 per share, or from $1.20 per share to $1.26 per share on an annualized basis.

We have paid cash dividends on our common stock every year since 1908; paid quarterly cash dividends every year since 1916; and increased our cash dividend every year since 1982. According to Mergent, Inc.'s Dividend Achievers, only 112 of the 10,000 companies trading on North American exchanges have raised their dividends for 25 or more consecutive years.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                                                     3 MOS. ENDED   YEAR ENDED   3 MOS. ENDED
CAPITAL STRENGTH                                                        3/31/06      12/31/05       3/31/05
-------------------------------------------------------------------------------------------------------------
Stockholders' equity (period-end, in millions)                         $1,043.3      $1,017.7      $915.4
Return on average stockholders' equity (annualized)                       17.42%        18.77%      17.32%
Return on average assets (annualized)                                      1.76%         1.82%       1.68%
Capital generation rate (annualized)                                        9.4%         10.3%        9.4%
Dividend payout ratio                                                      46.3%         48.0%       49.2%

During the first quarter of 2006, we added $25.6 million to capital, including:

- $23.7 million, which reflected earnings of $44.1 million net of $20.4 million in cash dividends;

- $16.1 million from the issue of common stock under employment benefit plans; and

-    $0.1 million in foreign currency exchange adjustments.

Offsetting these additions were $14.3 million of reductions in capital, which consisted of:

-    $4.4 million in unrealized losses on securities, net of taxes;

- $3.2 million in derivative losses included in other comprehensive income, net of taxes; and

-    $6.7 million for the repurchase of shares.

Our share repurchase activity remained modest, as we opted to retain capital. During the 2006 first quarter, we repurchased 154,924 of our shares at an average per-share price of $43.48 and a total cost of $6.7 million. This brought the total number of shares repurchased under the current 8-million-share program, which commenced in April 2002, to 843,169, leaving 7,156,831 shares available for repurchase.

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve's guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

                                                  AT        AT           MINIMUM TO BE         MINIMUM TO BE
REGULATORY CAPITAL RATIOS                      3/31/06   12/31/05   ADEQUATELY CAPITALIZED   WELL CAPITALIZED
-------------------------------------------------------------------------------------------------------------
Total risk-based capital                        12.72%    12.36%              8%                   10%
Tier 1 risk-based capital                        7.77%     7.54%              4%                    6%
Tier 1 leverage capital                          6.94%     6.74%              4%                    5%

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth.

LIQUIDITY AND FUNDING

Liquidity refers to the ability to obtain cash, or to convert assets into cash or cash equivalents quickly without substantially affecting the asset's price. Liquidity is affected by the proportion of our funding that is provided by core deposits and stockholders' equity. We manage liquidity to ensure that we have sufficient cash (funding) to:

-    Support our operating and investing activities;

-    Meet increases in demand for loans and other assets; and

-    Provide for decreases in deposits and other funding sources.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

FUNDING STRATEGY

We use a mix of liquidity - or funding - sources, including deposit balances; cash that is generated by the investment and loan portfolios; short- and long-term borrowings, which include national certificates of deposit in amounts of $100,000 and more (national CDs) as well as term federal funds; internally generated capital; and other credit facilities. Most of our liquidity comes from core deposits and wholesale funding (national CDs and short-term borrowings).

Our funding strategies and the mix of funding sources we use reflect our business model. We offer commercial banking services throughout the Delaware Valley region, which means that we make loans primarily in four states:
Delaware, Pennsylvania, Maryland, and New Jersey. In contrast, we gather core deposits mainly in Delaware, where we focus our retail banking activities. As a result, loan growth has been outpacing core deposit growth. As we continue to expand our commercial banking business throughout the region, we expect the disparity between loan growth and core deposit growth to continue.

To compensate for the disparity, we augment core deposits with wholesale funding (national CDs and short-term borrowings). We adjust the mix between national CDs and short-term borrowings according to which of these two funding sources offers more favorable terms. We use wholesale funding because:

- It lets us add deposits without making capital investments to support the physical expansion of our branch network beyond Delaware;

- It helps us curb growth in the annual operating expense associated with staffing and maintaining additional branch offices outside of Delaware;

-    It does not add to our fixed costs;

- We can predict the balances of purchased funds and short-term borrowings with more certainty than we can predict changes in our clients' deposit balances; and

- It helps us manage interest rate risk, because we are able to match closely the repricing characteristics of wholesale funds and floating rate loans. For more information on how we manage interest rate risk, please refer to the discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. All of our credit ratings are investment grade, and they substantiate our financial stability and the consistency, over time, of our earnings. We have undergone no credit rating changes since August 2004. In August 2005, Standard & Poor's reaffirmed their credit ratings of Wilmington Trust Corporation and Wilmington Trust Company. Our most recent credit ratings are posted on wilmingtontrust.com in the "Investor Relations" section.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability, or increase the cost, of funding from the national markets.

LIQUIDITY AND FUNDING IN THE FIRST THREE MONTHS OF 2006

During the first quarter of 2006, core deposits - demand deposits, interest-bearing demand deposits, time deposits, and local CDs $100,000 and over
- continued to be our primary source of funding, but they accounted for a smaller proportion of our funding. This reflected our business strategy of expanding the commercial banking business throughout the Delaware Valley region while focusing our retail banking (and core deposit gathering) activities in the state of Delaware. Between December 31, 2005, and March 31, 2006, loan balances rose 10%, but core deposit balances remained essentially unchanged.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

PROPORTION OF FUNDING PROVIDED BY:                                      AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Core deposits                                                              48.6%        49.5%         51.2%
Core deposits and stockholders' equity                                     58.7%        59.4%         60.8%
National CDs and short-term borrowings                                     36.0%        35.2%         33.5%

The rates we pay for wholesale funding tend to be higher than the rates we pay on core deposits. Using rates alone to compare funding costs can be misleading, however. This is because core deposit rates express the absolute cost of the funds, but they do not reflect the staffing and other operating expenses we incur in their acquisition. For a comparison of core deposit and wholesale funding rates, please refer to the interest rate risk discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

In addition to deposits, other sources of liquidity available to us as of March 31, 2006, included:

- Cash flow generated by our investment portfolio, which we expect will generate approximately $260 million of cash over the next 12 months from maturities, calls, and income. At March 31, 2006, the balance of the investment portfolio was $1.84 billion.

- The Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. As of March 31, 2006, we had $0.8 billion in available borrowing capacity that was secured with collateral, compared with $0.9 billion at December 31, 2005.

- Lines of credit with U.S. financial institutions that totaled $100.0 million.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for affiliate money manager Cramer Rosenthal McGlynn (CRM). At March 31, 2006, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 77.24%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 4, 2006.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

Asset quality is one of the risks we encounter in the ordinary course of business. We discuss other types of risk elsewhere in this report.

Our two main categories of assets are investment securities and loans. As of March 31, 2006, 73% of our assets were loans. Our discussion of asset quality, therefore, centers on loan (credit) quality.

OVERVIEW

Credit quality is a term that describes how loans perform relative to their repayment terms. In general, when loan defaults are low, credit quality is high.

Credit risk is the risk associated with the potential inability of some borrowers to repay loans according to their contractual terms. The inability of some borrowers to repay their loans could result in higher levels of nonperforming assets, credit losses, and provisions for loan losses - and potentially could reduce our earnings.

Lending money is inherently risky. No matter how financially sound a client or lending decision may seem, a borrower's ability to repay can be affected adversely by economic changes and other factors. In the process of making loans, we make subjective judgments about a borrower's ability to repay.

We take a number of steps to mitigate the risks associated with lending money:

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

- We base our lending decisions on rigorous loan underwriting criteria, which we apply consistently. For commercial loans, we generally require personal guarantees from our clients, and we test our clients' ability to withstand rising interest rates and economic slowdowns. We have a chief credit officer who implements and monitors our loan underwriting standards.

- We make the vast majority of our loans within the Delaware Valley region. We target our commercial lending services to family-owned and closely held businesses with annual sales of up to $250 million. This geographic and client focus helps us stay cognizant of economic and other external factors that may affect credit quality.

- We endeavor to keep the composition of our loan portfolio diversified among commercial loans, consumer loans, and industry sectors.

- We monitor the loan portfolio continually to identify potential problems and to avoid disproportionately high concentrations of loans to any one borrower or industry sector.

- We regularly review all past-due loans, those not performing according to contractual terms, and those we doubt will be repaid on a timely basis.

- We conduct an internal risk-rating analysis that classifies all loans outstanding in one of four categories:

     -    "Pass" identifies loans with no current potential problems;

     -    "Watchlisted" identifies potential problem credits;

     - "Substandard" identifies problem credits with some probability of loss; and

     - "Doubtful" identifies problem credits with a higher probability of loss.

     These classifications, which we apply consistently, mirror the classifications that regulatory agencies use to define problem and potential problem credits.

- As we expand our Regional Banking business, we have chosen to grow loan balances through our own efforts, rather than by purchasing loans or acquiring other banks. This prevents us from having to assume the credit risk associated with loans that were extended under guidelines that may differ from ours.

More details about our commercial real estate/construction loan underwriting and credit quality are in the discussion of commercial loans in this report.

We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses, based on subjective judgments we make regarding loan collectibility. In calculating the reserve for loan losses, we evaluate micro- and macro-economic factors, historical net loss experience, delinquency trends, and movements within the internal risk rating classifications, among other things. We reassess the reserve quarterly and we charge loans deemed uncollectible against the reserve quarterly. We credit recoveries, if any, to the reserve. The process we use to calculate the reserve has provided an appropriate reserve over an extended period of time, and we believe that our reserve methodology is sound.

We allocate the majority of our reserve for loan losses to specific commercial and retail loans. The portion of the reserve that we do not allocate specifically reflects the inherent losses that we have not accounted for otherwise.

Loan growth does not automatically result in increases in the provision and reserve for loan losses, because the reserve reflects the credit quality of the loan portfolio overall. New loans do not automatically carry higher levels of risk than loans already in the portfolio.

To us, the primary indicator of credit quality is the net charge-off ratio. The net charge-off ratio measures loan losses as a percentage of total loans outstanding. We continue to pursue repayment even after we charge off loans.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

CREDIT QUALITY FOR THE FIRST THREE MONTHS OF 2006

Opposite 10% year-over-year growth in loan balances, credit quality trends remained positive:

- Net charge-offs and the net charge-off ratio were lower than for any quarter of 2005 or 2004.

- The internal risk rating analysis awarded pass ratings to more than 97% of loans outstanding.

-    The amount of nonperforming assets declined.

-    The composition of the loan portfolio remained well diversified.

KEY MEASURES OF CREDIT QUALITY                                3 MOS. ENDED     3 MOS. ENDED     3 MOS. ENDED
(dollars in millions)                                            3/31/06         12/31/05          3/31/05
-------------------------------------------------------------------------------------------------------------
Total loan balances (on average)                                $7,445.3         $7,344.9         $6,769.5

Gross charge-offs                                               $    3.2         $    7.8         $    3.5
Recoveries                                                      $   (1.4)        $   (3.8)        $   (1.1)
Net charge-offs                                                 $    1.8         $    4.0         $    2.4
Net charge-off ratio (1)                                     2 basis points   5 basis points   4 basis points

(1) We calculate the net charge-off ratio by dividing the year-to-date dollar amount of net charge-offs by total loans, on average, for the period.

Changes in the provision and reserve for loan losses reflected loan growth, the results of the internal risk rating analysis, the level of loan repayments and recoveries, and the Delaware Valley economic environment.

PROVISION AND RESERVE FOR LOAN LOSSES
(as of the 3 months ended)                                                       3/31/06   12/31/05   3/31/05
-------------------------------------------------------------------------------------------------------------
Provision for loan losses (in millions)                                           $ 4.0     $ 2.0      $ 3.1
Reserve for loan losses (period end, in millions)                                 $93.6     $91.4      $90.4
Loan loss reserve ratio                                                            1.24%     1.24%      1.32%
Unallocated reserve amount (in millions)                                          $ 6.1     $ 6.1      $ 6.9
% of total reserve that is unallocated                                              6.5%      6.7%       7.6%

At $4 million, the 2006 first quarter provision for loan losses was in line with historic provisioning levels. On a year-over-year basis, the increase in the provision reflected the corresponding 10% growth in loan balances. The linked-quarter increase reflected the fact that the 2005 fourth quarter provision was unusually low due to a $2.5 million recovery we recorded in October 2005.

The dollar amount of the reserve for loan losses was higher at March 31, 2006, than at December 31 and March 31, 2005, but the loan loss reserve ratio was unchanged from the 2005 fourth quarter and 8 basis points lower than for the year-ago first quarter.

At March 31, 2006, in light of the levels of past due, nonaccruing, and problem loans, we believed that the amounts of our provision and reserve for loan losses reflected a reasonable assessment of inherent loan losses.

In our internal risk rating analysis, the percentage of loans rated pass continued to exceed 97%. The percentage of pass-rated loans has been higher than 92% since 1998, higher than 95% since 2000, and higher than 96% since the second quarter of 2004.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

INTERNAL RISK RATING ANALYSIS                                           AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Pass                                                                      97.20%        97.24%       96.91%
Watchlisted                                                                1.97%         1.96%        1.95%
Substandard                                                                0.76%         0.73%        0.90%
Doubtful                                                                   0.07%         0.07%        0.24%

Total nonperforming assets were lower year-over-year and on a linked-quarter basis, mainly because paydowns reduced nonaccruing loans.

NONPERFORMING ASSETS (dollars in millions)                              AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Nonaccruing loans                                                         $35.5         $39.3        $39.5
Ratio of nonaccruing loans to total loans                                  0.47%         0.53%        0.58%
Other real estate owned (OREO) (1)                                        $ 0.2         $ 0.2        $ 0.2
Ratio of OREO to total loans                                                 --            --           --
Renegotiated loans (nonaccruing)                                          $ 4.9         $ 4.7        $ 5.1
Total nonperforming assets                                                $40.6         $44.2        $44.8
Ratio of nonperforming assets to total loans                               0.54%         0.60%        0.65%

(1) OREO consists of assets that we have acquired through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. We record OREO assets in "other assets" on our balance sheet at the lower of the asset's cost or estimated fair value less cost to sell, adjusted periodically based on current appraisals.

Loans past due 90 days or more were higher mainly because of one loan we transferred from loans secured with liquid collateral to past-due status in the 2006 first quarter. This loan is a well-secured, fully collateralized loan associated with a Wealth Advisory Services client.

LOANS PAST DUE 90 DAYS OR MORE (dollars in millions)                    AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Total loans past due 90 days or more                                      $10.1         $ 4.1        $ 3.2
Amount in the commercial portfolio                                        $ 2.6         $ 1.5        $ 1.7
Amount in the retail portfolio                                            $ 7.5         $ 2.6        $ 1.5
Ratio of total past-due loans to total loans outstanding                   0.13%         0.06%        0.05%

At March 31, 2006, we had serious doubt that $10.2 million of loans would be repaid on a timely basis, even though those loans were performing in accordance with their terms or were less than 90 days past due. Almost all of these loans were commercial loans.

SERIOUS-DOUBT LOANS                                                     AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Serious-doubt loans (in millions)                                          $10.2        $6.9         $18.9
Ratio of serious doubt loans to total loan balances                          0.1%        0.1%          0.3%

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

COMPOSITION OF THE LOAN PORTFOLIO                                       AT 3/31/06   AT 12/31/05   AT 3/31/05
-------------------------------------------------------------------------------------------------------------
Commercial/financial/agricultural                                           32%          33%           36%
Commercial real estate/construction                                         19%          17%           13%
Commercial mortgage                                                         17%          17%           18%
Residential mortgage                                                         6%           6%            6%
Home equity                                                                  4%           4%            5%
Indirect auto                                                                9%           9%            8%
Credit card                                                                  1%           1%            1%
Other consumer                                                               5%           5%            4%
Secured with liquid collateral                                               7%           8%            9%

OFF-BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In our day-to-day operations, we employ various financial instruments that generally accepted accounting principles deem to be off-balance-sheet arrangements. Under regulatory guidelines, these instruments are included in the calculations of risk-based capital ratios. Some of these instruments, such as stand-by letters of credit, unfunded loan commitments, unadvanced lines of credit, interest rate swaps, and interest rate floors, do not appear on our balance sheet. Other instruments, such as long-term debt, represent contractual obligations and do appear on our balance sheet.

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing our company to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties. We also use interest rate swaps to manage interest rate risk associated with our issues of long-term subordinated debt.

We employ interest rate floors to hedge the interest revenue from our floating rate loans against declines in market interest rates.

Our off-balance-sheet arrangements as of March 31, 2006, included:

-    A total of $953.2 million of interest rate swaps, as follows:

     - $414.1 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

     - $414.1 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market values of the aforementioned swaps we made on behalf of clients.

     - $125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt. This amount was $250 million lower than at December 31, 2005, because we terminated $250 million of interest rate swaps on March 31, 2006, as part of our interest rate risk management program. The terminated swaps were associated with the $250 million of subordinated long-term debt we issued on April 4, 2003. This debt was issued at a fixed rate of 4.875% and swapped immediately for a floating rate tied to the three-month Libor, which was 4.53% at December 31, 2005. We will accelerate the discount-to-market value currently associated with this debt issue back to par over the remaining life of the debt.

- $575.0 million of interest rate floors associated with floating rate commercial loans.

Other contractual obligations as of March 31, 2006, consisted of:

- Two outstanding loans from the Federal Home Loan Bank of Pittsburgh that total $35.5 million. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

- Lease commitments for offices, net of sublease arrangements, which total $44.7 million. Many of our branch offices in Delaware are leased. All of our offices outside Delaware are leased.

- A 77.24% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 4, 2006.

-    Certificates of deposit amounting to $4.18 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.63 billion.

The following table summarizes our current contractual obligations and the periods over which they extend.

                                                                      LESS THAN   1 TO 3   3 TO 5   MORE THAN
PAYMENTS DUE (in millions)                                   TOTAL      1 YEAR     YEARS    YEARS    5 YEARS
-------------------------------------------------------------------------------------------------------------
Certificates of deposit                                    $4,180.9    $3,983.9   $124.7   $ 50.5     $ 21.8
Long-term debt obligations                                    536.6        28.3    163.4     67.5      277.4
Operating lease obligations                                    44.7         8.7     14.8     10.2       11.0
Guaranty obligations                                            2.3         2.3       --       --         --
------------------------------------------------------------------------------------------------------------
Total                                                      $4,764.5    $4,023.2   $302.9   $128.2     $310.2
============================================================================================================

The long-term debt obligations referenced above consist of two outstanding subordinated debt issues and Federal Home Loan Bank advances. The first debt issue, for $125 million, was issued in 1998, was used to support acquisitions and expansion, and is due in 2008. The second debt issue, for $250 million, was issued in 2003, was used for general liquidity purposes, and is due in 2013. Both of these debt issues are included in the "Long-term debt" line of our balance sheet.

Our agreements with CRM, RCM, and GTBA permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information about these agreements, please refer to Note 3, "Affiliates and acquisitions," which begins on page 67 of our 2005 Annual Report to Shareholders.

INFLATION RISK

Since nearly all of our assets and liabilities are monetary in nature, our primary market risk is interest rate risk, not inflation risk. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of goods and services. As a result, we are unable to determine the effects of inflation on our financial performance.

For more information about our interest rate risk and other kinds of risk, please refer to Item 3 of this report, "Quantitative and Qualitative Disclosures about Market Risk."

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Please refer to Note 10, "Accounting pronouncements," of this report for a discussion of the impact of recent accounting pronouncements on our financial condition and results of operations.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. This basis conforms to U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. Using these principles, we make estimates and assumptions about the reserve for loan losses; stock-based employee compensation; revenue recognition for the Corporate Client Services business and the affiliate money managers; goodwill impairments; loan origination fees; and mortgage servicing assets.

We have applied our critical accounting policies and estimation methods consistently in all periods presented, and we have discussed these policies with our Audit Committee. Our critical accounting policies preclude us from choosing among alternative methods of accounting.

Our critical accounting policies require us to make difficult and subjective judgments regarding uncertainties and trends. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and range of possible outcomes. Actual circumstances that differ significantly from our judgments and estimates could have a material impact on our financial results.

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

Our consolidated financial statements include the accounts of Wilmington Trust Corporation and WTC, WTPA, WTFSB, RSMC, WTIM, WTI, WTL, and GTBAH. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform to the current year presentation.

We believe the following critical accounting policies affect our more significant judgments and the estimates we use to prepare the consolidated financial statements.

RESERVE FOR LOAN LOSSES: We establish the reserve for loan losses by charging a provision for loan losses against income. We reassess the reserve quarterly, and we charge loans deemed uncollectible against the reserve quarterly. We credit recoveries, if any, to the reserve.

Our policy is to maintain a reserve for loan losses that is our best estimate of known and inherent estimated losses, based on subjective judgments regarding loan collectibility. The process we use to calculate the reserve has provided an appropriate reserve over an extended period of time, and we believe that our methodology is sound.

Staff members who do not have lending authority evaluate the reserve quarterly. In evaluating the reserve, we consider current micro- and macro-economic factors, historical net loss experience, current delinquency trends, and movement within our internal risk rating classifications, among other matters. We have established the reserve in accordance with GAAP, and we have applied our reserve methodology consistently for all periods presented.

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

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

For all commercial loans and letters of credit that are not subject to specific impairment allocations, we assign a general reserve based on an eight-point risk-rating classification system that we maintain internally. The definitions and reserve allocation percentages for all adverse classifications are consistent with current regulatory guidelines.

For retail loans, we use historical trend data to determine reserve allocations. We establish specific allocations for problem credits we have identified. These problem credits typically represent loans that are nearing our policy guidelines for charge-off recognition. We establish general allocations for the remainder of the retail portfolio by applying a ratio to the outstanding balances that considers the net loss experience recognized over a historical period for the respective loan product. We adjust the allocations as necessary.

A portion of the reserve remains unallocated. This portion represents probable or inherent losses caused by certain business conditions for which we have not accounted otherwise. These conditions include current economic and market conditions, the complexity of the loan portfolio, payment performance, migration within the internal risk rating classification, the amount of loans we seriously doubt will be repaid, the impact of litigation, and bankruptcy trends.

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

STOCK-BASED EMPLOYEE COMPENSATION: Effective January 1, 2006, we adopted SFAS No. 123 (revised), "Share-Based Payment," which requires us to recognize in our income statement the expenses associated with the value, over their vesting periods, of all stock options we grant. We used the retrospective method of adopting SFAS No. 123 (revised), and we have restated all affected prior-period amounts accordingly. The restated amounts for the full years 1995 through 2005 are available at wilmingtontrust.com, by e-mail request to IR@wilmingtontrust.com, or by telephone request to (302) 651-8107.

GOODWILL AND OTHER INTANGIBLE ASSETS: We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to amortize goodwill, and substituted impairment testing in its place. The purpose of impairment testing is to ensure that an amount we record for goodwill does not exceed the asset's actual fair value. We test for impairment annually, using a methodology that is consistent with how the value of the associated asset was assigned originally. If this testing indicates that the fair value of the asset is less than its book value, we are required to record an impairment expense. Impairment testing may cause more volatility in reported income than amortization of goodwill, because impairment losses are likely to occur irregularly and in varying amounts.

All of the goodwill on our books is related to acquisitions we have made and firms in which we have invested, such as affiliate money managers CRM and RCM. A substantial and permanent loss of client accounts and/or assets under management at these firms would trigger impairment testing using a discounted cash flow approach. A decline in the fair value of our investment in either of these firms could cause us to record an impairment expense.

We amortize other intangible assets on the straight-line or sum-of-the-years'-digits basis over the estimated useful life of the asset. We currently amortize mortgage servicing rights over an estimated useful life of approximately eight years, and client lists over an estimated useful life of 15 to 20 years.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

OTHER ACCOUNTING POLICIES: For more information about our critical accounting policies, please refer to Note 1, "Summary of significant accounting policies," which begins on page 62 of our 2005 Annual Report to Shareholders, and Note 10, "Accounting pronouncements," in this report.

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

INTEREST RATE RISK

Interest rate risk is the risk that arises from fluctuations, or volatility, in market interest rates. Market interest rates are key determinants of the yields we generate on earning assets (assets that produce income, such as loans and investments) and the rates we pay on liabilities (such as deposits and other sources of funding). Changes in market interest rates, and the pace at which they occur, can:

- Trigger repricings of investment securities, loans, deposits, and other sources of funds.

-    Alter the pace of payments.

- Positively or negatively affect our net interest income and net interest margin.

- Ultimately affect our financial performance and ability to produce consistent results.

To minimize our exposure to interest rate risk, we regularly review and change, when we deem necessary, the:

-    Mix of assets and liabilities on our balance sheet.

-    Pricing and maturity characteristics of assets and liabilities.

-    Relative proportion of fixed- and floating-rate assets and liabilities.

-    Numbers and types of funding sources.

- Use of derivative and off-balance-sheet instruments, such as interest rate swaps and floors. For more information on our derivative and hedging activities, please refer to Note 6, "Derivative and hedging activities," and the section on "Off-balance-sheet arrangements and contractual obligations" in this report.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

The main way we manage interest rate risk is to match, as closely as possible, the pricing and maturity characteristics of our assets with those of our liabilities. We do this by:

- Using a blend of funding sources, including core deposits, national (brokered) CDs in amounts of $100,000 and more, and other short-term borrowings.

- Selling most of our new fixed-rate residential mortgage production into the secondary market. By limiting the fixed-rate residential mortgages we hold in our loan portfolio, we eliminate much of the long-term risk inherent in instruments that typically have 15- to 30-year maturities.

- Managing the size of our investment securities portfolio and the mix of instruments in it.

Our interest rate risk management objectives are to:

- Prevent market interest rate changes from reducing net interest income by 10% or more within any 12-month period.

- Maximize net interest income growth consistently by minimizing the effects of market interest rate fluctuations.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects on our net interest income of gradual and sustained changes in market interest rates. We perform simulations quarterly that compare multiple hypothetical interest rate scenarios to a stable interest rate environment. As a rule, our model employs scenarios in which rates gradually move up or down 250 basis points over a period of 10 months.

As of March 31, 2006, our model projected that:

- If short-term rates were to increase gradually by a total of 250 basis points over a 10-month period, our net interest income would increase 5.75% over the 12 months beginning March 31, 2006.

- If short-term rates were to decrease gradually over a 10-month period by a total of 250 basis points, our net interest income would decline by 7.17% over the 12 months beginning March 31, 2006.

IMPACT OF INTEREST RATE CHANGES                                        FOR THE 12 MONTHS    FOR THE 12 MONTHS
ON NET INTEREST INCOME                                                 BEGINNING 3/31/06   BEGINNING 12/31/05
-------------------------------------------------------------------------------------------------------------
Gradual increase of 250 basis points                                         5.75%                0.56%
Gradual decrease of 250 basis points                                        (7.17)%              (3.97)%

We adjusted the March 31, 2006, stimulation to reflect two changes:

- On March 31, 2006, we terminated $250 million of interest rates swaps that were associated with $250 million of subordinated long-term debt. We issued this debt at a fixed rate, which we immediately swapped for a floating rate. We terminated these swaps because a floating rate is more beneficial in a rising market interest rate enviorment. For more information about these swaps, please refer to Note 6, "Derivative and hedging activities," and the "Off-balance-sheet arrangements and contractual obligations" section of this report.

- We changed some of the assets in the model from fixed rates to floating rates.

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

During the first three months of 2006:

- Our interest rate risk position remained asset sensitive, which means that our loan yields continued to rise at a faster pace than our deposit rates.

- The repricing characteristics of our loan portfolio closely matched those of our wholesale funding sources.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

- We added interest rate floor contracts to hedge a portion of the interest revenue from commercial floating rate loans against potential future declines in market interest rates.

- Deposit pricing pressure was modest, even though short-term market interest rates (as set by the Federal Open Market Committee) at March 31, 2006, were 50 basis points higher than at December 31, 2005, and 200 basis points higher than at the end of March 2005.

The following tables compare our key yields and rates. For a more detailed analysis of our yields and rates, please refer to the "Analysis of earnings" section of this report.

                                                                  3 MONTHS        3 MONTHS        3 MONTHS
AVERAGE YIELDS AND RATES                                       ENDED 3/31/06   ENDED 12/31/05   ENDED 3/31/05
-------------------------------------------------------------------------------------------------------------
Investment securities portfolio                                    4.53%            4.44%           4.14%
Commercial loans                                                   7.44%            6.97%           5.66%
Total loans                                                        7.11%            6.70%           5.60%
Total earning assets                                               6.58%            6.22%           5.28%

Core interest-bearing deposits                                     1.81%            1.64%           1.16%
National CDs                                                       4.47%            4.01%           2.47%
Total interest-bearing deposits                                    2.86%            2.55%           1.60%
Short-term borrowings                                              4.20%            3.80%           2.55%
Total cost of funds                                                2.81%            2.48%           1.64%
Net interest margin                                                3.77%            3.74%           3.64%

BASIS POINT (BPS) CHANGES                                          3/31/06 VS. 12/31/05   3/31/06 VS. 3/31/05
-------------------------------------------------------------------------------------------------------------
Investment securities portfolio                                            9 bps                 39 bps
Commercial loans                                                          47 bps                178 bps
Total loans                                                               41 bps                151 bps
Total earning assets                                                      36 bps                130 bps

Core interest-bearing deposits                                            17 bps                 65 bps
National CDs                                                              46 bps                200 bps
Total interest-bearing deposits                                           31 bps                126 bps
Short-term borrowings                                                     40 bps                165 bps
Total cost of funds                                                       33 bps                117 bps
Net interest margin                                                        3 bps                 13 bps

As of March 31, 2006, the repricing characteristics of our loan portfolio closely matched those of our wholesale funding sources:

-    Approximately 77% of our total loans were floating rate loans.

-    Approximately 81% of our floating rate loans were commercial loans.

- The pricing on approximately 58% of commercial floating-rate loans was tied to a prime lending rate of 7.75%.

- The pricing on approximately 34% of commercial floating-rate loans was tied to the 1-month London Interbank Offered Rate (Libor) of 4.83%.

-    Approximately 77% of our brokered CDs had maturities of 90 days or less.

- Approximately 87% of our interest-bearing short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) had maturities of 90 days or less.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

The following table compares the percentages of fixed and floating rate loans in our portfolio, and our prime lending rate, which serves as a point of reference for a substantial number of the floating-rate loans in our commercial loan portfolio.

                                                             3 MONTHS ENDED   3 MONTHS ENDED   3 MONTHS ENDED
SELECTED LOAN YIELD INDICATORS                                  3/31/06          12/31/05         3/31/05
-------------------------------------------------------------------------------------------------------------
Wilmington Trust prime lending rate (period-end)                  7.75%            7.25%            5.75%
Wilmington Trust prime lending rate (period average)              7.43%            6.97%            5.44%
Percentage of floating-rate loans                                   77%              77%              79%
Percentage of fixed-rate loans                                      23%              23%              21%

Changes in the yields on our floating-rate loans may not correlate directly with market interest rate changes, because:

- Most of our floating rate loans reprice within 30 to 45 days of a rate change;

- Not all of our floating rate loans are pegged to the targeted federal funds rate; and

-    We factor competitive considerations into our pricing decisions.

FINANCIAL MARKET RISK

Financial market risk is the risk that arises from fluctuations, or volatility, in the equity markets, the fixed income markets, or both. Financial market volatility could change the market value of assets we manage, hold in custody, or own for our own account. Changes in asset valuations could affect our revenue and overall results.

Most of our financial market risk exposure is in noninterest income, where some categories of advisory revenue are based on the market values of assets we manage or hold in custody for clients.

In Wealth Advisory Services, all of the revenue recorded in the category of trust and investment advisory fees is based on the market values of equity, fixed income, and other classes of assets.

In Corporate Client Services, approximately 50% of revenue recorded as retirement services revenue is based on the market values of retirement plans for which we are custodian. All of the revenue recorded as Corporate Client investment/cash management revenue reflects service charges that are based on the value of cash assets in money market mutual funds and fixed income investments.

All of the income we receive from our ownership positions in the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management, is based on equity market valuations.

For the first quarter of 2006, approximately 54% of our total noninterest income was subject to financial market risk, as shown in the following table.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

NONINTEREST INCOME BASED ON MARKET VALUATIONS
(dollars in millions)                                                             2006 Q1   2005 Q4   2005 Q1
-------------------------------------------------------------------------------------------------------------
WAS trust and investment advisory fees                                            $ 34.3    $ 31.1    $ 29.9
CCS retirement services revenue                                                   $  3.1    $  3.3    $  3.0
CCS investment and cash management revenue                                        $  2.1    $  2.3    $  1.8
Affiliate manager revenue                                                         $  4.9    $  4.9    $  4.6
Total revenue based on market valuations                                          $ 44.4    $ 41.6    $ 39.3

Total noninterest income (after amortization)                                     $ 82.7    $ 79.8    $ 77.4
% of total noninterest income tied to market values                                   54%       52%       51%

Total net interest and noninterest income (after
   the provision and amortization)                                                $166.0    $165.3    $151.9
% of total net interest and noninterest income tied
   to market values                                                                   27%       25%       26%

Financial market volatility also could change the market values of securities in our investment portfolio and affect the amount of interest income the portfolio generates. For more information about income from the investment securities portfolio, please refer to the "Analysis of earnings" section of this report.

ECONOMIC RISK

Economic risk is the risk to our financial results from conditions that alter the pace and direction of key economic indicators, such as employment levels and the consumption of goods and services. Most of our exposure to economic risk is in the Regional Banking business and in the Delaware Valley region.

The Delaware Valley's economy is well diversified among industry sectors, including life sciences, financial services, pharmaceuticals, health care, education, construction, manufacturing, retail, agriculture, and tourism. This diversification provides a degree of economic stability and helps the region withstand the effects of downturns in any single sector.

Economic indicators for the Delaware Valley region remained positive in the first quarter of 2006:

- According to the U.S. Bureau of Labor Statistics, as of March 2006, the U.S. unemployment rate was 4.7%. In comparison, Delaware's unemployment rate was 3.6%.

- On April 21, 2006, the Delaware Department of Labor reported it expects Delaware to gain approximately 7,000 jobs in 2006 and that job growth will outpace the 2005 level. Gains in insurance, real estate, retail banking, health care, retail, and construction jobs are expected to offset declines in manufacturing and credit card jobs.

- According to data published by the Federal Reserve Bank of Philadelphia for February 2006 (the most recent data available):

     - Economic activity indices for the region rose over the previous 12 months. Delaware's index rose 3%; New Jersey's index rose 3%; and Pennsylvania's index rose 4%.

     - Leading economic indices projected moderate growth for Pennsylvania and New Jersey, and strong growth for Delaware, through the third quarter of 2006.

- According to the Federal Reserve Bank of Philadelphia's March 2006 Business Outlook Survey, growth in the region's manufacturing sector was expected to continue over the next six months.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

- According to the Federal Deposit Insurance Corporation's Regional Profile for spring 2006:

     - In a ranking of job growth that grouped states into nine regions, Delaware was in the region with the second-highest rate of job growth in the 2005 fourth quarter.

     - Loan growth in 2005 for Delaware's insured institutions was 490 basis points higher than the national average.

     - Past-due loans for Delaware's insured institutions were less than 1% of all loans, compared with the national level of 1.3%.

- Delaware's population continued to increase due to the state's convenient mid-Atlantic location, favorable tax climate, and desirability as a retirement destination. According to the U.S. Census Bureau, Delaware was the ninth fastest-growing state in the United States for the 12 months ended July 1, 2005 (the most recent data available) and the seventh most popular for attracting permanent residents aged 65 and older.

- According to the Delaware Population Consortium, approximately two-thirds of Delaware's population growth is coming from migration into the state, with the remainder occurring naturally (births minus deaths). Approximately 80% of the people moving to Delaware are coming from other parts of the United States. The rest are migrating from other countries.

- In November 2005, the Maryland Department of Business and Economic Development said that the U.S. military's Base Realignment and Closing initiative could add 40,000 to 45,000 jobs in the Baltimore and northeast Maryland area, as contractors and service providers cluster near Ft. Meade and Aberdeen Proving Ground.

On January 1, 2006, Bank of America Corporation completed its acquisition of Delaware-based MBNA Corporation. According to published reports, Bank of America employs approximately 202,300 people worldwide, approximately 11,700 of whom work in Delaware. Bank of America has said it plans to eliminate as many as 6,000 jobs as a result of the MBNA acquisition. As of April 21, 2006, Bank of America had announced plans to eliminate approximately 760 jobs in Delaware, mostly in Dover. The company has not said if, when, or where it might eliminate other jobs. It is impossible, therefore, to predict how potential job losses at Bank of America might affect Delaware's economy or our financial condition.

Beyond the Delaware Valley region, changes in economic conditions at the national and international level that eliminate or slow demand for services could affect all of our businesses, loan and deposit balances, revenue, net income, and overall results.

OPERATIONAL RISK AND FIDUCIARY RISK

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. Fiduciary risk is the risk of loss that may occur if we were to breach a fiduciary duty to a client.

All of our staff members share responsibility for adhering to our policies, procedures, and external regulations. We have a number of policies, procedures, and internal controls designed to reduce the risk of failing to comply with applicable legal and regulatory requirements, and of failing to discharge our obligations to clients faithfully. Our internal auditors monitor the overall effectiveness of our system of internal controls on an ongoing basis.

In view of the operational risks inherent in the markets and businesses in which we engage, we aim to keep operating risk at levels we believe are acceptable, through policies and procedures for authorizing, approving, documenting, and monitoring transactions.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

To help mitigate fiduciary risk, we have established policies and procedures for creating, selling, and managing investment products; trading securities; and selecting counterparties.

Section 404 of the Sarbanes-Oxley Act requires us to assess the design and effectiveness of our internal controls over financial reporting. We evaluate the documentation of our control processes and test our primary controls continually, remediating them as needed. In addition, every quarter, designated managers in each business unit certify to the chairman and chief executive officer, and to the chief financial officer, as to the effectiveness of the internal controls within their respective areas of responsibility.

REGULATORY RISK

Regulatory risk is the risk of sanctions that various state, federal, and other authorities may impose on us if we fail to comply adequately with regulatory requirements. These requirements include those specified by the Bank Secrecy Act, the USA Patriot Act, the Sarbanes-Oxley Act, New York Stock Exchange policies, and other applicable legal and regulatory requirements. To limit this risk, we employ policies and procedures to reduce the risk of failing to comply with these requirements. For more information about the regulatory requirements that affect us, please refer to the section on "Regulatory matters" which begins on page 18 of our 2005 Annual Report on Form 10-K.

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

We do not expect the ultimate resolution of any legal matters outstanding as of March 31, 2006, to have a materially adverse effect on our consolidated financial condition.

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust stock during the first quarter of 2006.

                                                                                           (d) Maximum Number
                                                                                            (or Approximate
                                                                   (c) Total Number of      Dollar Value) of
                                                        (b)         Shares (or Units)      Shares (or Units)
                            (a) Total Number of    Average Price   Purchased as Part of     that May Yet Be
                             Shares (or Units)    Paid per Share    Publicly Announced    Purchased Under the
      Period                     Purchased           (or Unit)      Plans or Programs      Plans or Programs
-------------------------------------------------------------------------------------------------------------
Month #1                           11,968             $42.86               11,968              7,299,787
January 1 -
January 31, 2006

Month #2
February 1, 2006 -
February 28, 2006                  99,800             $43.11               99,800              7,199,987

Month #3
March 1, 2006 -
March 31, 2006                     43,156             $44.53               43,156              7,156,831
--------------------------------------------------------------------------------------------------------
Total                             154,924             $43.48              154,924              7,156,831
========================================================================================================

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the first quarter of 2006 was consistent with the Federal Reserve Board's policy.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

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

32        Section 1350 Certification (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)  Filed herewith.

                          Wilmington Trust Corporation
               Form 10-Q for the three months ended March 31, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION


Date: May 10, 2006                      /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Name: Ted T. Cecala
                                        Title: Chairman of the Board and
                                               Chief Executive Officer
                                               (Authorized Officer)


Date: May 10, 2006                      /s/ David R. Gibson
                                        ----------------------------------------
                                        Name: David R. Gibson
                                        Title: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)