Form 10-Q
period 2006-06-30
WILMINGTON TRUST CORP
filed 2006-08-09
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------------------------
Commission File Number:                    1-14659
                        -------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               51-0328154
-------------------------------------------------------------------------------
          (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)            Identification No.)

RODNEY SQUARE NORTH, 1100 NORTH MARKET STREET, WILMINGTON, DELAWARE     19890
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (302) 651-1000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of June 30, 2006
            -----                            -------------------------------
COMMON STOCK -- PAR VALUE $1.00                         68,660,548

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
                          SECOND QUARTER 2006 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Statements of Condition                                                  1
         Consolidated Statements of Income                                                     3
         Consolidated Statements of Cash Flows                                                 5
         Notes to Consolidated Financial Statements                                            7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            25

Item 3   Quantitative and Qualitative Disclosures About Market Risk                           67

Item 4   Controls and Procedures                                                              74


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                    75

Item 1A  Risk Factors                                                                         75

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                          75

Item 3   Defaults upon Senior Securities                                                      76

Item 4   Submission of Matters to a Vote of Security Holders                                  76

Item 5   Other Information                                                                    76

Item 6   Exhibits                                                                             76

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                       -------------------------
                                                                        June 30,    December 31,
(In millions, except share amounts)                                         2006            2005
------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $   258.5       $   264.0
                                                                       -------------------------

Federal funds sold and securities purchased
       under agreements to resell                                           66.7            14.3
                                                                       -------------------------
Investment securities available for sale:
       U.S. treasury                                                       181.4           161.1
       Government agencies                                                 416.5           410.8
       Obligations of state and political subdivisions                       8.5             9.0
       Other securities                                                  1,228.6         1,345.4
------------------------------------------------------------------------------------------------
             Total investment securities available for sale              1,835.0         1,926.3
                                                                       -------------------------
Investment securities held to maturity:
       Obligations of state and political subdivisions                       1.9             2.0
               (market values of $2.0 and $2.1, respectively)
       Other securities (market value of $0.3 and $0.5, respectively)        0.3             0.5
------------------------------------------------------------------------------------------------
             Total investment securities held to maturity                    2.2             2.5
                                                                       -------------------------
Loans:
       Commercial, financial, and agricultural                           2,445.5         2,461.3
       Real estate - construction                                        1,574.3         1,233.9
       Mortgage - commercial                                             1,222.8         1,223.9
------------------------------------------------------------------------------------------------
             Total commercial loans                                      5,242.6         4,919.1
                                                                       -------------------------
       Mortgage - residential                                              503.0           455.5
       Consumer                                                          1,452.4         1,438.3
       Secured with liquid collateral                                      557.2           584.8
------------------------------------------------------------------------------------------------
             Total retail loans                                          2,512.6         2,478.6
                                                                       -------------------------
             Total loans net of unearned income                          7,755.2         7,397.7
       Reserve for loan losses                                             (94.3)          (91.4)
------------------------------------------------------------------------------------------------
             Net loans                                                   7,660.9         7,306.3
                                                                       -------------------------
Premises and equipment, net                                                151.2           147.6
Goodwill, net of amortization                                              363.0           348.3
Other intangible assets, net of amortization                                38.9            36.2
Accrued interest receivable                                                 59.4            54.5
Other assets                                                               154.9           132.8
------------------------------------------------------------------------------------------------
             Total assets                                              $10,590.7       $10,232.8
                                                                       =========================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                                       ----------------------------
                                                                             June 30,  December 31,
(In millions, except share amounts)                                              2006          2005
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand                                      $        813.8  $    1,014.8
       Interest-bearing:
             Savings                                                            313.1         326.3
             Interest-bearing demand                                          2,355.9       2,360.0
             Certificates under $100,000                                        991.1         923.0
             Local CDs $100,000 and over                                        550.6         436.5
---------------------------------------------------------------------------------------------------
                  Total core deposits                                         5,024.5       5,060.6
             National CDs $100,000 and over                                   2,760.6       2,228.6
---------------------------------------------------------------------------------------------------
                  Total deposits                                              7,785.1       7,289.2
                                                                       ----------------------------
Short-term borrowings:
       Federal funds purchased and securities sold
             under agreements to repurchase                                   1,145.0       1,355.6
       U.S. Treasury demand                                                      24.5          18.1
       Line of credit                                                            15.0            --
---------------------------------------------------------------------------------------------------
             Total short-term borrowings                                      1,184.5       1,373.7
                                                                       ----------------------------
Accrued interest payable                                                         61.4          45.7
Other liabilities                                                                99.1         105.9
Long-term debt                                                                  393.4         400.4
---------------------------------------------------------------------------------------------------
             Total liabilities                                                9,523.5       9,214.9
                                                                       ----------------------------
Minority interest                                                                 0.3           0.2
                                                                       ----------------------------
Stockholders' equity:
       Common stock ($1.00 par value) authorized
             150,000,000 shares; issued 78,528,346                               78.5          78.5
       Capital surplus                                                          159.6         145.0
       Retained earnings                                                      1,120.9       1,071.7
       Accumulated other comprehensive loss                                     (44.0)        (21.8)
---------------------------------------------------------------------------------------------------
             Total contributed capital and retained earnings                  1,315.0       1,273.4
       Less:  Treasury stock, at cost, 9,867,798 and
                   10,625,067 shares, respectively                             (248.1)       (255.7)
---------------------------------------------------------------------------------------------------
             Total stockholders' equity                                       1,066.9       1,017.7
                                                                       ----------------------------
             Total liabilities and stockholders' equity                $     10,590.7  $   10,232.8
                                                                       ============================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                ----------------------------------------------------------
                                                                For the three months ended        For the six months ended
                                                                                  June 30,                        June 30,
                                                                ----------------------------------------------------------
(In millions; except per share data)                                  2006            2005              2006          2005
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                      $    143.6        $  103.3          $  275.1      $  197.5
Interest and dividends on investment securities:
     Taxable interest                                                 19.5            17.4              39.0          34.3
     Tax-exempt interest                                               0.1             0.1               0.3           0.4
     Dividends                                                         1.6             1.6               3.1           3.0
Interest on federal funds sold and securities
     purchased under agreements to resell                              0.2             0.2               0.4           0.3
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                                           165.0           122.6             317.9         235.5
                                                                ----------------------------------------------------------
Interest on deposits                                                  54.4            29.9             102.3          52.9
Interest on short-term borrowings                                     13.6             7.7              25.1          15.5
Interest on long-term debt                                             6.6             4.9              12.8           9.4
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                           74.6            42.5             140.2          77.8
                                                                ----------------------------------------------------------
Net interest income                                                   90.4            80.1             177.7         157.7
Provision for loan losses                                             (4.2)           (3.8)             (8.2)         (6.9)
--------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision
          for loan losses                                             86.2            76.3             169.5         150.8
                                                                ----------------------------------------------------------
NONINTEREST INCOME
Advisory fees:
     Wealth Advisory Services:
          Trust and investment advisory fees                          33.1            30.3              67.5          60.3
          Mutual fund fees                                             5.0             4.3               9.7           8.8
          Planning and other services                                  8.9             7.8              16.3          16.9
--------------------------------------------------------------------------------------------------------------------------
               Total Wealth Advisory Services                         47.0            42.4              93.5          86.0
                                                                ----------------------------------------------------------
     Corporate Client Services:
          Capital markets services                                     8.5             8.1              17.2          15.4
          Entity management services                                   6.6             5.9              13.0          11.8
          Retirement services                                          3.2             2.9               6.3           5.9
          Investment/cash management services                          2.5             1.8               4.6           3.6
--------------------------------------------------------------------------------------------------------------------------
               Total Corporate Client Services                        20.8            18.7              41.1          36.7
                                                                ----------------------------------------------------------
     Cramer Rosenthal McGlynn                                          5.5             4.0               9.5           8.3
     Roxbury Capital Management                                        0.3             0.2               1.1           0.5
--------------------------------------------------------------------------------------------------------------------------
          Advisory fees                                               73.6            65.3             145.2         131.5
     Amortization of affiliate other intangibles                      (1.0)           (1.0)             (2.0)         (2.1)
--------------------------------------------------------------------------------------------------------------------------
          Advisory fees after amortization
               of affiliate other intangibles                         72.6            64.3             143.2         129.4
                                                                ----------------------------------------------------------
Service charges on deposit accounts                                    7.0             6.7              13.9          13.5
Loan fees and late charges                                             1.9             1.8               3.7           3.3
Card fees                                                              2.3             2.2               4.4           4.0
Other noninterest income                                               2.6             1.4               3.9           2.9
Securities gains/(losses)                                             (0.1)             --              (0.1)          0.8
--------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                         86.3            76.4             169.0         153.9
                                                                ----------------------------------------------------------
     Net interest and noninterest income                             172.5           152.7             338.5         304.7
                                                                ----------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                                ----------------------------------------------------------
                                                                For the three months ended        For the six months ended
                                                                                  June 30,                        June 30,
                                                                ----------------------------------------------------------
(in millions; except per share data)                                  2006            2005              2006          2005
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                                    37.8            35.0              74.6          67.9
Incentives and bonuses                                                10.3            10.1              20.6          19.9
Employment benefits                                                   11.9            11.7              25.4          24.2
Net occupancy                                                          6.3             5.1              12.2          10.8
Furniture, equipment, and supplies                                     9.9             9.0              19.1          17.5
Advertising and contributions                                          2.1             2.1               4.1           4.2
Servicing and consulting fees                                          2.4             2.3               4.7           5.0
Subadvisor expense                                                     2.9             1.7               5.7           4.2
Travel, entertainment, and training                                    2.3             1.9               4.5           3.6
Originating and processing fees                                        2.4             2.7               5.2           4.9
Legal and auditing fees                                                1.7             2.2               3.1           3.7
Other noninterest expense                                              8.3             7.9              16.7          16.2
--------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                        98.3            91.7             195.9         182.1
                                                                ----------------------------------------------------------

NET INCOME
     Income before income taxes and minority
         interest                                                     74.2            61.0             142.6         122.6
Income tax expense                                                    27.2            22.4              51.4          44.8
--------------------------------------------------------------------------------------------------------------------------
     Net income before minority interest                              47.0            38.6              91.2          77.8
Minority interest                                                      0.1             0.1               0.1           0.1
--------------------------------------------------------------------------------------------------------------------------
     Net income                                                 $     46.9         $  38.5           $  91.1       $  77.7
                                                                ==========================================================
Net income per share:
     Basic                                                      $     0.69         $  0.57           $  1.33       $  1.15
                                                                ==========================================================
     Diluted                                                    $     0.67         $  0.56           $  1.31       $  1.14
                                                                ==========================================================

Weighted average shares outstanding:
     Basic (000's)                                                  68,475          67,618            68,274        67,549
     Diluted (000's)                                                69,776          68,387            69,606        68,309

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                                  ---------------------------------
                                                                                  For the six months ended June 30,
                                                                                  ---------------------------------
(In millions)                                                                         2006                     2005
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                   $   91.1                  $  77.7
     Adjustments to reconcile net income to net cash
            provided by operating activities:
                 Provision for loan losses                                             8.2                      6.9
                 Provision for depreciation and other amortization                     9.7                      9.6
                 Amortization of other intangible assets                               2.6                      2.6
                 Minority interest in net income                                       0.1                      0.1
                 Amortization of investment securities available for sale
                        discounts and premiums                                         0.6                      2.0
                 Deferred income taxes                                               (12.0)                    (0.1)
                 Originations of residential mortgages available for sale            (42.2)                   (43.2)
                 Gross proceeds from sales of residential mortgages                   42.6                     44.0
                 Gains on sales of residential mortgages                              (0.4)                    (0.8)
                 Securities losses/(gains)                                             0.1                     (0.8)
                 Tax benefits realized from stock-based awards                        (3.4)                    (0.1)
                 (Increase)/decrease in other assets                                 (28.7)                    13.5
                 Increase in other liabilities                                        21.6                      4.9
-------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                      89.9                    116.3
                                                                                  ---------------------------------

INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                  19.9                     27.1
     Proceeds from maturities of investment securities available for sale            247.0                    326.1
     Proceeds from maturities of investment securities held to maturity                0.3                      0.2
     Purchases of investment securities available for sale                          (203.0)                  (428.4)
     Purchases of investment securities held to maturity                                --                     (0.1)
     Cash paid for purchase of subsidiary                                             (2.6)                      --
     Investment in affiliates                                                        (15.9)                      --
     Purchases of residential mortgages                                              (10.7)                    (7.6)
     Net increase in loans                                                          (352.1)                  (286.7)
     Purchases of premises and equipment                                             (14.5)                    (8.4)
     Dispositions of premises and equipment                                            1.4                      0.9
-------------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                      (330.2)                  (376.9)
                                                                                  ---------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                                                  ---------------------------------
                                                                                  For the six months ended June 30,
                                                                                  ---------------------------------
(In millions)                                                                         2006                     2005
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net decrease in demand, savings, and interest-bearing
            demand deposits                                                         (218.3)                  (327.9)
     Net increase  in certificates of deposit                                        714.2                    527.7
     Net (decrease)/increase in federal funds purchased and securities sold
            under agreements to repurchase                                          (210.6)                    43.3
     Net increase/(decrease) in U.S. Treasury demand                                   6.4                    (11.7)
     Net increase in Line of credit                                                   15.0                       --
     Cash dividends                                                                  (41.9)                   (39.6)
     Proceeds from common stock issued under employment benefit plans                 25.6                     12.2
     Tax benefits realized from stock-based awards                                     3.4                      0.1
     Payments for common stock acquired through buybacks                              (6.8)                    (1.4)
-------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                    287.0                    202.7
                                                                                  ---------------------------------
     Effect of foreign currency translation on cash                                    0.2                     (0.2)
                                                                                  ---------------------------------
     Increase/(decrease) in cash and cash equivalents                                 46.9                    (58.1)
     Cash and cash equivalents at beginning of period                                278.3                    311.9
-------------------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period               $  325.2                 $  253.8
                                                                                  =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the period for:
            Interest                                                              $  124.5                 $   72.6
            Taxes                                                                     53.6                     44.8

Liabilities were assumed in conjunction with the acquisition of PwC Corporate Services (Cayman) Limited, Cramer Rosenthal McGlynn, LLC, and Wilmington Trust SP Services (London) Limited as follows:

Book value of assets acquired                                                          0.3                       --
Goodwill and other intangible assets from acquisitions                                18.4                      7.3
                                                                                  ---------------------------------
Fair value of assets acquired                                                         18.7                      7.3
Common stock issued                                                                     --                       --
Cash paid                                                                            (18.5)                      --
-------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                               $    0.2                 $    7.3
                                                                                  =================================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- ACCOUNTING AND REPORTING POLICIES

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

The information for interim periods, such as the period covered by this report, is unaudited, and includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation.

Our consolidated financial statements include the accounts of Wilmington Trust Corporation (Corporation); Wilmington Trust Company (WTC); Wilmington Trust of Pennsylvania; Wilmington Trust FSB; WT Investments, Inc. (WTI); Rodney Square Management Corporation; Wilmington Trust (UK) Limited; Wilmington Trust Investment Management, LLC; GTBA Holdings, Inc.; Wilmington Trust CI Holdings Limited; and WTC's subsidiaries. We eliminate intercompany balances and transactions in consolidation.

In the course of applying our critical accounting policies, we make subjective judgments, estimates, and assumptions about uncertainties and trends. These estimates affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. We make estimates concerning the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, recognition of Corporate Client Services fees, loan origination fees, and mortgage servicing assets. We evaluate these estimates on an ongoing basis.

The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and range of possible outcomes. Actual circumstances that differ significantly from our judgments and estimates could have a material impact on our financial results. Our financial results could be affected by, among other things, changes in national or regional economic conditions; changes in market interest rates; significant changes in banking laws or regulations; the impact of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; unanticipated changes in the regulatory, judicial, legislative, or tax treatment of business transactions; and uncertainty created by unrest in other parts of the world.

The consolidated financial statements presented in this report should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" in our 2005 Annual Report to Shareholders.

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

We offer a long-term stock-based incentive plan, an executive incentive plan, and an employee stock purchase plan, as described below. The Compensation Committee and the Select Committee of our Board of Directors administer these plans.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

- Long-term stock-based incentive plans. Under our 2005 long-term incentive plan, we may grant incentive stock options, nonstatutory stock options, restricted stock, and other stock-based awards to officers, other key staff members, directors, and advisory board members for up to 4 million shares of common stock. Under this plan and its predecessors, the exercise price of each option equals the last sale price of our common stock on the date of the grant. Options are subject to a vesting period, which is normally 3 years (or such other term as our Compensation Committee or Select Committee may determine). Options have a maximum term of 10 years.

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

When option recipients exercise their options, we issue shares and record the proceeds as additions to capital. When restricted stock grants are forfeited before they vest, we reacquire the shares, hold them in our treasury, and use them to grant new awards. The expenses we record include estimates of forfeitures. We record forfeitures of outstanding option grants when the forfeitures occur.

At June 30, 2006, we held more than 9.8 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans. We may repurchase additional shares under our current 8-million-share repurchase program, which commenced in April 2002. As of June 30, 2006, there were 7,154,438 shares available for repurchase under this program.

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

Our decision to use the modified retrospective method of adopting SFAS No. 123 (revised) required us to adjust our financial results back to 1995, the effective date of SFAS No. 123.

The following tables present other information about stock-based compensation awards.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                            ------------------------------------------------------------------------
                                                   For the three months ended               For the six months ended
                                            ------------------------------------------------------------------------
(In millions)                               June 30, 2006       June 30, 2005      June 30, 2006       June 30, 2005
--------------------------------------------------------------------------------------------------------------------
Compensation expense                                 $1.4                $2.1              $3.4                 $3.1
Tax benefit                                           0.5                 0.2               1.2                  0.3
--------------------------------------------------------------------------------------------------------------------
Net income effect                                    $0.9                $1.9              $2.2                 $2.8

STOCK OPTION AWARDS

                                            ------------------------------------------------------------------------
                                                                                           Weighted
                                                                                            average        Aggregate
                                                                         Weighted         remaining  intrinsic value
Stock option activity                                                     average       contractual       per option
for the three months ended June 30, 2006           Stock options   exercise price              term      outstanding
--------------------------------------------------------------------------------------------------------------------
Outstanding at April 1, 2006                        6,805,579           $32.36
     Granted                                           22,061            43.64
     Exercised                                        320,244            27.34
     Expired                                              800            26.60
     Forfeited                                         12,750            37.02
--------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                        6,493,846           $33.11           6.3 years         $5.96

Exercisable at June 30, 2006                        3,612,983           $29.23           4.7 years         $5.43

                                                  ------------------------------------------------------------------
                                                                                           Weighted
                                                                                            average        Aggregate
                                                                         Weighted         remaining        intrinsic
Stock option activity                                                     average       contractual        value per
for the three months ended June 30, 2005           Stock options   exercise price              term           option
--------------------------------------------------------------------------------------------------------------------
Outstanding at April 1, 2005                        6,610,562           $30.49
     Granted                                            9,700            35.47
     Exercised                                         93,206            30.09
     Expired                                               --               --
     Forfeited                                         83,000            31.69
--------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2005                        6,444,056           $30.47            6.9 years         $5.46

Exercisable at June 30, 2005                        3,113,964           $28.53            5.2 years         $5.32

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                  ------------------------------------------------------------------
                                                                                           Weighted        Aggregate
                                                                                            average        intrinsic
                                                                        Weighted          remaining        value per
Stock option activity                                                    average        contractual           option
for the six months ended June 30, 2006            Stock options   exercise price               term      outstanding
--------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                      6,335,292           $30.56
     Granted                                          956,466            43.21
     Exercised                                        754,380            24.14
     Expired                                              800            26.60
     Forfeited                                         42,732            34.77
--------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                        6,493,846           $33.11            6.3 years           $5.96

Exercisable at June 30, 2006                        3,612,893           $29.23            4.7 years           $5.43

                                                  ------------------------------------------------------------------
                                                                                           Weighted        Aggregate
                                                                                            average        intrinsic
                                                                        Weighted          remaining        value per
Stock option activity                                                    average        contractual           option
for the six months ended June 30, 2005            Stock options   exercise price               term      outstanding
--------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2005                        5,862,054           $29.70
     Granted                                            950,221            33.93
     Exercised                                          233,544            24.50
     Expired                                                 --               --
     Forfeited                                          134,675            31.07
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2005                          6,444,056           $30.47          6.9 years           $5.46

Exercisable at June 30, 2005                          3,113,964           $28.53          5.2 years           $5.32

                                                     ---------------------------------------------------------------
                                                     For the three months ended             For the six months ended
Options exercised                                    ---------------------------------------------------------------
(dollars in millions)                                June 30, 2006   June 30, 2005    June 30, 2006    June 30, 2005
--------------------------------------------------------------------------------------------------------------------
Number of options exercised                               320,244         93,206          754,380         233,544
Total intrinsic value of options exercised              $     1.6        $   0.5         $    3.2        $    1.0
Cash received from options exercised                    $    14.1        $  10.0         $   25.6        $   12.2
Tax deduction realized from options exercised           $     2.3        $   0.1         $    4.3        $    0.5

At June 30, 2006, total unrecognized compensation cost related to nonvested options was $9.9 million. We expect to record that expense over a weighted average period of 1.4 years.

                                                             ------------------------------------------
                                                                                       Weighted average
Nonvested stock options for the                                                              fair value
three months ended June 30, 2006                             Stock options                at grant date
--------------------------------------------------------------------------------------------------------
Nonvested at April 1, 2006                                      3,262,248                     $6.21
     Granted                                                       22,061                      6.28
     Vested                                                      (392,096)                     4.81
     Exercised                                                         --                        --
     Expired                                                           --                        --
     Forfeited                                                    (11,350)                     6.05
---------------------------------------------------------------------------------------------------
Nonvested at June 30, 2006                                      2,880,863                     $6.63

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                             ------------------------------------------
                                                                                       Weighted average
Nonvested stock options for the                                                              fair value
three months ended June 30, 2005                             Stock options                at grant date
-------------------------------------------------------------------------------------------------------
Nonvested at April 1, 2005                                    3,415,268                   $ 5.59
     Granted                                                      9,700                     6.69
     Vested                                                     (11,876)                    6.00
     Exercised                                                       --                       --
     Expired                                                         --                       --
     Forfeited                                                  (83,000)                    5.59
-------------------------------------------------------------------------------------------------------
Nonvested at June 30, 2005                                    3,330,092                   $ 5.59

                                                             ------------------------------------------
                                                                                       Weighted average
Nonvested stock options for the                                                              fair value
six months ended June 30, 2006                               Stock options                at grant date
-------------------------------------------------------------------------------------------------------
Nonvested at January 1, 2006                                  3,287,608                   $ 5.63
     Granted                                                    956,466                     7.14
     Vested                                                  (1,323,279)                    4.94
     Exercised                                                       --                       --
     Expired                                                         --                       --
     Forfeited                                                  (39,932)                    5.85
-------------------------------------------------------------------------------------------------------
Nonvested at June 30, 2006                                    2,880,863                  $  6.63

                                                             ------------------------------------------
                                                                                       Weighted average
Nonvested stock options for the                                                              fair value
six months ended June 30, 2005                               Stock options                at grant date
-------------------------------------------------------------------------------------------------------
Nonvested at January 1, 2005                                   2,811,022                  $ 5.69
     Granted                                                     950,221                    5.40
     Vested                                                     (307,576)                   5.93
     Exercised                                                    (1,200)                   4.81
     Expired                                                          --                      --
     Forfeited                                                  (122,375)                   5.56
-------------------------------------------------------------------------------------------------------
Nonvested at June 30, 2005                                     3,330,092                  $ 5.59

VALUATION OF STOCK OPTIONS

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

To estimate the fair value of stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions, as summarized below:

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                           ----------------------------------- ---------------------------------------
                                                      For the three months ended              For the six months ended
----------------------------------------------------------------------------------------------------------------------
Black-Scholes valuation assumptions          June 30, 2006         June 30, 2005     June 30, 2006       June 30, 2005
Risk-free interest rate                       4.62 - 4.94%          3.53 - 3.83%      4.51 - 4.94%        3.53 - 4.07%
Volatility of Corporation's stock           14.47 - 14.59%        20.85 - 20.88%    14.47 - 20.82%      20.85 - 21.57%
Expected dividend yield                       2.72 - 2.84%          3.20 - 3.26%      2.72 - 2.86%        3.20 - 3.26%
Expected life of options                   4.3 - 8.4 years             4.0 years   4.3 - 8.4 years           4.0 years

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

RESTRICTED STOCK GRANTS

We amortize the value of restricted stock grants into compensation expense over the applicable vesting periods. At June 30, 2006, total unrecognized compensation cost related to restricted stock grants was $1.9 million. We expect to record that expense over a weighted average period of 2.8 years.

                                                                 -----------------------------------------------------
Restricted stock activity                                                                        Weighted average fair
for the three months ended June 30, 2006                            Restricted shares              value at grant date
----------------------------------------------------------------------------------------------------------------------
Outstanding at April 1, 2006                                              43,719                              $40.15
     Granted                                                              10,000                              $43.38
     Vested                                                                   --                                  --
     Forfeited                                                                --                                  --
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                                              53,719                              $40.75

                                                                 -----------------------------------------------------
Restricted stock activity                                                                        Weighted average fair
for the three months ended June 30, 2005                            Restricted shares              value at grant date
----------------------------------------------------------------------------------------------------------------------
Outstanding at April 1, 2005                                              25,730                              $34.84
     Granted                                                                  --                                  --
     Vested                                                                   --                                  --
     Forfeited                                                                --                                  --
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2005                                              25,730                              $34.84

                                                                 -----------------------------------------------------
Restricted stock activity                                                                        Weighted average fair
for the six months ended June 30, 2006                              Restricted shares              value at grant date
----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                                            25,730                              $34.84
     Granted                                                              37,860                              $43.30
     Vested                                                                9,871                              $35.12
     Forfeited                                                                --                                  --
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                                              53,719                              $40.75

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                              --------------------------------------------------
Restricted stock activity                                                                  Weighted average fair
for the six months ended June 30, 2005                        Restricted shares              value at grant date
----------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2005                                      12,638                              $37.02
     Granted                                                        18,003                              $33.90
     Vested                                                          4,911                              $37.02
     Forfeited                                                          --                                  --
----------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2005                                        25,730                              $34.84

EMPLOYEE STOCK PURCHASE PLAN

For the employee stock purchase plan, we amortize the associated compensation expense over the plan's fiscal year.

                                                ----------------------------------------------------------------
                                                         Shares reserved         Subscriptions
                                                for future subscriptions           outstanding  Price per share
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                                       693,011               106,989
Subscriptions entered into on June 1, 2005                      (110,266)              110,266            $30.54
     Forfeitures                                                   7,545                (7,545)  $30.54 - $31.06
     Shares issued                                                    --              (102,874)           $30.46
----------------------------------------------------------------------------------------------
Balance at December 31, 2005                                     590,290               106,836
Subscriptions entered into on June 1, 2006                       (95,569)               95,569            $37.07
     Forfeitures                                                   4,488                (4,488)           $30.54
     Shares issued                                                    --              (102,348)           $30.54
----------------------------------------------------------------------------------------------
Balance at June 30, 2006                                         499,209                95,569

For the six months ended June 30, 2006, total recognized compensation cost related to the employee stock purchase plan was $0.3 million and total unrecognized compensation cost related to this plan was $0.6 million.

NOTE 3 -- COMPREHENSIVE INCOME

                                                                    -------------------------------------------------
                                                                    For the 3 months ended     For the 6 months ended
                                                                                  June 30,                   June 30,
Other comprehensive income (as required by SFAS No. 130)            -------------------------------------------------
(in millions)                                                           2006          2005         2006          2005
---------------------------------------------------------------------------------------------------------------------
Net income                                                          $   46.9      $   38.5     $   91.1       $  77.7
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities                    (12.8)         11.9        (17.2)         (4.7)
Reclassification adjustment for securities losses/(gains)
     included in net income                                              0.1            --          0.1          (0.5)
Net unrealized holding gains/(losses) arising during the
     period on derivatives used for cash flow hedge                     (2.6)         (0.1)        (5.8)           --
Reclassification adjustment for derivative gains
     included in net income                                               --            --           --          (0.1)
Foreign currency translation adjustments                                 0.6          (0.2)         0.7          (0.3)
                                                                    -------------------------------------------------
Total comprehensive income                                          $   32.2      $   50.1     $   68.9       $  72.1
                                                                    =================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

NOTE 4 -- EARNINGS PER SHARE

                                                                    -------------------------------------------------
                                                                    For the 3 months ended     For the 6 months ended
                                                                                  June 30,                   June 30,
Computation of basic and diluted net earnings per share             -------------------------------------------------
(in millions, except share amounts)                                     2006          2005         2006          2005
---------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                      $   46.9     $   38.5      $  91.1       $  77.7
Denominator for basic earnings per share --
     weighted-average shares                                             68.5         67.6         68.3          67.5
---------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
     Employee stock options                                               1.3          0.8          1.3           0.8
---------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -- adjusted                   69.8         68.4         69.6          68.3
     weighted-average shares and assumed conversions
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                             $   0.69     $   0.57      $  1.33       $  1.15
=====================================================================================================================
Diluted earnings per share                                           $   0.67     $   0.56      $  1.31       $  1.14
=====================================================================================================================

Cash dividends per share                                             $  0.315     $   0.30      $ 0.615       $ 0.585

The number of antidilutive stock options excluded was 0.9 million for the three- and six-month periods ended June 30, 2006. The number of antidilutive stock options excluded was 1.0 and 1.1 million, respectively, for the three- and six-month periods ended June 30, 2005.

NOTE 5 -- SEGMENT REPORTING

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

                          Wilmington Trust Corporation
            Form 10-Q for the three and six months ended June 30,2006

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

The following tables present financial data by segment for the three- and six-month periods ended June 30, 2006 and 2005.

                                                                          Wealth       Corporate       Affiliate
                                                        Regional        Advisory          Client           Money
Three months ended June 30, 2006 (in millions)           Banking        Services        Services        Managers          Totals
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $    83.9     $       6.3     $       3.4     $       (3.2)    $     90.4
Provision for loan losses                                   (3.7)           (0.5)             --               --           (4.2)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                         80.2             5.8             3.4             (3.2)          86.2
Advisory fees:
     Wealth Advisory Services                                0.3            44.0             2.7               --           47.0
     Corporate Client Services                               0.2              --            20.6               --           20.8
     Affiliate Money Managers                                 --              --              --              5.8            5.8
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                       0.5            44.0            23.3              5.8           73.6
     Amortization of other intangibles                        --            (0.6)           (0.2)            (0.2)          (1.0)
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                           0.5            43.4            23.1              5.6           72.6
Other noninterest income                                    12.5             0.9             0.4               --           13.8
Securities losses                                           (0.1)             --              --               --           (0.1)
--------------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                         93.1            50.1            26.9              2.4          172.5
Noninterest expense                                        (38.4)          (40.5)          (19.4)              --          (98.3)
--------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                          54.7             9.6             7.5              2.4           74.2
Applicable income taxes and minority interest               19.6             3.6             2.8              1.3           27.3
--------------------------------------------------------------------------------------------------------------------------------
Segment net income                                     $    35.1     $       6.0     $       4.7     $        1.1     $     46.9
================================================================================================================================

Depreciation and amortization                          $     2.9     $       2.1     $       1.3     $        0.2     $      6.5

                          Wilmington Trust Corporation
            Form 10-Q for the three and six months ended June 30,2006

                                                                          Wealth       Corporate        Affiliate
                                                        Regional        Advisory          Client            Money
Three months ended June 30, 2005 (in millions)           Banking        Services        Services         Managers         Totals
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $    74.6     $       5.5     $       2.3     $       (2.3)    $     80.1
Provision for loan losses                                   (3.8)             --              --               --           (3.8)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                         70.8             5.5             2.3             (2.3)          76.3
Total advisory fees:
     Wealth Advisory Services                                0.4            40.2             1.8               --           42.4
     Corporate Client Services                               0.2              --            18.5               --           18.7
     Affiliate Money Managers                                 --              --              --              4.2            4.2
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                       0.6            40.2            20.3              4.2           65.3
     Amortization of other intangibles                        --            (0.6)           (0.2)            (0.2)          (1.0)
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                           0.6            39.6            20.1              4.0           64.3
Other noninterest income                                    11.5             0.4             0.2               --           12.1
--------------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                         82.9            45.5            22.6              1.7          152.7
Noninterest expense                                        (36.9)          (35.8)          (19.0)              --          (91.7)
--------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                          46.0             9.7             3.6              1.7           61.0
Applicable income taxes and minority interest               16.9             3.6             1.0              1.0           22.5
--------------------------------------------------------------------------------------------------------------------------------
Segment net income                                     $    29.1     $       6.1     $       2.6     $        0.7     $     38.5
================================================================================================================================

Depreciation and amortization                          $     3.6     $       2.1     $       1.2     $        0.2     $      7.1

                          Wilmington Trust Corporation
            Form 10-Q for the three and six months ended June 30,2006

                                                                        Wealth          Corporate       Affiliate
                                                        Regional      Advisory             Client           Money
Six months ended June 30, 2006 (in millions)             Banking      Services           Services        Managers       Totals
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   164.8     $      12.9     $       6.2     $       (6.2)    $    177.7
Provision for loan losses                                   (7.5)           (0.7)             --               --           (8.2)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                        157.3            12.2             6.2             (6.2)         169.5
Total advisory fees:
     Wealth Advisory Services                                0.5            87.4             5.6               --           93.5
     Corporate Client Services                               0.5              --            40.6               --           41.1
     Affiliate Money Managers                                 --              --              --             10.6           10.6
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                       1.0            87.4            46.2             10.6          145.2
     Amortization of other intangibles                        --            (1.5)           (0.2)            (0.3)          (2.0)
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                           1.0            85.9            46.0             10.3          143.2
Other noninterest income                                    23.9             1.4             0.6               --           25.9
Securities losses                                           (0.1)             --              --               --           (0.1)
--------------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                        182.1            99.5            52.8              4.1          338.5
Noninterest expense                                        (77.3)          (78.8)          (39.8)              --         (195.9)
--------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                         104.8            20.7            13.0              4.1          142.6
Applicable income taxes and minority interest               36.9             7.5             4.8              2.3           51.5
--------------------------------------------------------------------------------------------------------------------------------
Segment net income                                     $    67.9     $      13.2     $       8.2     $        1.8     $     91.1
================================================================================================================================

Depreciation and amortization                          $     5.9     $       4.1     $       2.5     $        0.4     $     12.9
Investment in equity method investees                         --              --              --            273.0          273.0

Segment average assets                                 $ 8,434.0     $   1,380.5     $     192.8     $      261.8     $ 10,269.1

                          Wilmington Trust Corporation
            Form 10-Q for the three and six months ended June 30,2006

                                                                         Wealth       Corporate        Affiliate
                                                        Regional       Advisory          Client            Money
Six months ended June 30, 2005 (in millions)             Banking       Services        Services         Managers        Totals
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   145.9     $      11.1     $       5.1     $       (4.4)    $    157.7
Provision for loan losses                                   (6.6)           (0.3)             --               --           (6.9)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                        139.3            10.8             5.1             (4.4)         150.8
Total advisory fees:
     Wealth Advisory Services                                0.8            81.2             4.0               --           86.0
     Corporate Client Services                               0.4              --            36.3               --           36.7
     Affiliate Money Managers                                 --              --              --              8.8            8.8
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees                                       1.2            81.2            40.3              8.8          131.5
     Amortization of other intangibles                        --            (1.4)           (0.4)            (0.3)          (2.1)
--------------------------------------------------------------------------------------------------------------------------------
         Advisory fees after amortization of
              of other intangibles                           1.2            79.8            39.9              8.5          129.4
Other noninterest income                                    22.4             0.8             0.5               --           23.7
Securities gains                                             0.8              --              --               --            0.8
--------------------------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                        163.7            91.4            45.5              4.1          304.7
Noninterest expense                                        (73.0)          (72.6)          (36.5)              --         (182.1)
--------------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                          90.7            18.8             9.0              4.1          122.6
Applicable income taxes and minority interest               32.7             6.8             3.3              2.1           44.9
--------------------------------------------------------------------------------------------------------------------------------
Segment net income                                     $    58.0     $      12.0     $       5.7     $        2.0     $     77.7
================================================================================================================================

Depreciation and amortization                          $     6.9     $       4.4     $       2.5     $        0.4     $     14.2
Investment in equity method investees                         --              --              --            260.8          260.8

Segment average assets                                 $ 7,797.6     $   1,306.0     $     185.8     $      260.1     $  9,549.5

Segment data for prior periods may differ from previously published figures due to changes in reporting methodology and/or organizational structure.

NOTE 6 -- DERIVATIVE AND HEDGING ACTIVITIES

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing us to interest rate risk. In these arrangements, we retain the credit risk associated with the potential failure of counter-parties. As of June 30, 2006, we had entered into a total of $950.8 million notional amount of interest rate swaps as follows:

- $412.9 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $412.9 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

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

We employ interest rate floors to hedge the interest revenue of floating rate loans against declines in market interest rates. At June 30, 2006, we had purchased a total of $1.0 billion of interest rate floor contracts.

We record changes in fair value that are determined to be ineffective in "Other noninterest income" in the Consolidated Statements of Income. We record the effective portion of the change in fair value in "Other comprehensive income" in the Consolidated Statements of Condition.

NOTE 7 -- GOODWILL AND OTHER INTANGIBLE ASSETS

                                                June 30, 2006                                   December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
Goodwill and                         Gross                               Net             Gross                                 Net
other intangible assets           carrying        Accumulated       carrying          carrying         Accumulated        carrying
(in millions)                       amount       amortization         amount            amount        amortization          amount
------------------------------------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)         $    392.8      $       29.8      $      363.0      $    378.1     $      29.8          $     348.3
                                 ===================================================================================================
Other intangibles
Amortizing:
    Mortgage servicing rights    $      9.2      $        6.4      $        2.8      $      8.9     $       5.9          $       3.0
    Client lists                       48.0              14.1              33.9            43.0            12.0                 31.0
    Acquisition costs                   1.7               1.7                --             1.7             1.7                   --
    Other intangibles                   0.7               0.7                --             0.7             0.7                   --
Nonamortizing
     Other intangible assets            2.2                --               2.2             2.2              --                  2.2
------------------------------------------------------------------------------------------------------------------------------------
Total other intangibles          $     61.8      $       22.9      $       38.9      $     56.5     $      20.3          $      36.2
                                 ===================================================================================================

                                                                For the 3 months ended                   For the 6 months ended
                                                             ----------------------------------------------------------------------
                                                                                June 30,                                 June 30,
(In millions)                                                 2006                  2005                 2006                2005
-----------------------------------------------------------------------------------------------------------------------------------
Amortization expense of other intangible assets              $ 1.3                 $ 1.3                $ 2.6              $  2.6
-----------------------------------------------------------------------------------------------------------------------------------

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Estimated annual amortization expense of other intangible assets (in millions)
-------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2007                                                                         $  5.1
For the year ended December 31, 2008                                                                            4.8
For the year ended December 31, 2009                                                                            3.7
For the year ended December 31, 2010                                                                            3.2
For the year ended December 31, 2011                                                                            2.9

Changes in the carrying amount of goodwill by business segment for six months ended June 30

                                                                              2006
                                                -------------------------------------------------------------------
                                                               Wealth       Corporate       Affiliate
                                                Regional     Advisory          Client           Money
(In millions)                                    Banking     Services        Services        Managers         Total
-------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2006                   $    3.8       $ 86.7       $    19.2       $   238.6       $ 348.3
Goodwill from acquisitions                            --           --             1.1            12.4          13.5
Increase in carrying value due to foreign
    currency translation adjustments                  --           --             1.2              --           1.2
-------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2006                     $    3.8       $ 86.7       $    21.5       $   251.0       $ 363.0
                                                ===================================================================

                                                                              2005
                                                -------------------------------------------------------------------
                                                               Wealth       Corporate       Affiliate
                                                Regional     Advisory          Client           Money
(In millions)                                    Banking     Services        Services        Managers         Total
-------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2005                   $    3.8     $   84.3       $    10.3       $   238.6       $ 337.0
Goodwill from acquisitions                            --           --             7.3              --           7.3
Decrease in carrying value due to foreign
    currency translation adjustments                  --           --            (0.7)             --          (0.7)
-------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2005                     $    3.8     $   84.3       $    16.9       $   238.6       $ 343.6
                                                ===================================================================

The goodwill from acquisitions recorded for 2006 consists of:

- $12.4 million recorded under Affiliate Money Managers in connection with an increase in WTI's equity interest in Cramer Rosenthal McGlynn, LLC.

- $1.1 million associated with the acquisition of PwC Corporate Services (Cayman) Limited recorded under Corporate Client Services.

The goodwill from acquisitions recorded for 2005 consisted of $7.3 million of deferred payments associated with the acquisition of SPV Management recorded under Corporate Client Services. In January 2006, we changed SPV Management's name to Wilmington Trust SP Services (London) Limited.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                    ----------------------------------------------------------------------------------------
                                                       2006                                          2005
                                    ----------------------------------------------------------------------------------------
                                                                      Weighted                                      Weighted
                                                                       average                                       average
Other intangible assets                                           amortization                                  amortization
acquired during the 6 months          Amount        Residual            period           Amount     Residual          period
ended June 30 (in millions)         assigned           value          in years         assigned        value        in years
----------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights           $    0.3               --          8               $    0.5          --           8
Client lists                             4.9               --         18                     --          --
Client list increase/(decrease)
     in carrying value
     due to foreign currency
     translation adjustments             0.1               --                              (0.3)         --
                                    -------------------------                          --------------------
                                    $    5.3               --                          $    0.2          --
                                    =========================                          ====================

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

The following table presents the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three- and six-month periods ended June 30, 2006 and 2005. Descriptions of these plans are contained in Note 17, "Pension and other postretirement benefits," which begins on page 78 of our 2005 Annual Report to Shareholders.

                                                                                                             Postretirement
                                                                  Pension benefits        SERP benefits         benefits
For the three months ended                                       -----------------------------------------------------------
June 30 (in millions)                                             2006         2005       2006     2005      2006     2005
----------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                                     $  2.1      $   1.8     $  0.2   $  0.2    $  0.3   $   0.2
Interest cost                                                       2.6          2.6        0.3      0.3       0.5       0.6
Expected return on plan assets                                     (3.6)        (3.1)        --       --        --        --
Amortization of prior service cost                                  0.2          0.2        0.1      0.1      (0.1)       --
Recognized actuarial (gain)/loss                                    0.5          0.4        0.1      0.1       0.2       0.1
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                        $  1.8      $   1.9     $  0.7   $  0.7    $  0.9   $   0.9
                                                                 ===========================================================
Employer contributions                                           $   --      $    --     $  0.1   $  0.2    $  1.2   $   1.1

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                                                                       Postretirement
                                            Pension benefits        SERP benefits         benefits
For the six months ended                   -----------------------------------------------------------
June 30 (in millions)                       2006         2005       2006     2005      2006     2005
------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                               $  4.2      $   3.6     $  0.4   $  0.4    $  0.6   $   0.4
Interest cost                                 5.2          5.2        0.6      0.7       1.1       1.1
Expected return on plan assets               (7.2)        (6.2)        --       --        --        --
Amortization of prior service cost            0.4          0.4        0.2      0.2      (0.2)       --
Recognized actuarial (gain)/loss              1.0          0.8        0.2      0.2       0.4       0.3
------------------------------------------------------------------------------------------------------
Net periodic benefit cost                  $  3.6      $   3.8     $  1.4   $  1.5    $  1.9   $   1.8
                                           ===========================================================

Employer contributions                     $   --      $    --     $  0.3   $  0.3    $  2.2   $   2.1

Expected annual contribution               $   --                  $  0.6             $  4.4

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

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that were temporarily impaired as of June 30, 2006.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                    ---------------------------------------------------------------------------------
                                      Less than 12 months          12 months or longer                Total
                                    ---------------------------------------------------------------------------------
                                    Estimated                   Estimated                    Estimated
                                       market     Unrealized       market      Unrealized       market     Unrealized
(In millions)                           value         losses        value          losses        value         losses
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006
Other securities:
     U.S. Treasury                  $    95.5    $     (0.4)    $    85.9       $  (2.3)     $   181.4     $     (2.7)
     Government agencies                209.3          (5.6)        207.2          (5.6)         416.5          (11.2)
     Preferred stock                     56.2          (2.2)          3.5          (0.3)          59.7           (2.5)
     Mortgage-backed securities         111.5          (4.5)        629.3         (39.5)         740.8          (44.0)
     Other debt securities               69.0          (1.0)         61.2          (1.5)         130.2           (2.5)
---------------------------------------------------------------------------------------------------------------------
Total temporarily impaired
     securities                     $   541.5    $    (13.7)    $   987.1       $ (49.2)     $ 1,528.6     $    (62.9)
                                    =================================================================================

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

Following are recent accounting pronouncements that affect our financial condition and results of operations.

SFAS No. 155. In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement of any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the entire instrument is accounted for on the fair value basis. Also, SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," by eliminating the prohibition on a qualified special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 will be effective for all financial instruments acquired or issued in our fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial statements.

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

FIN 48. In June 2006, FASB issued Financial Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are not required to

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006 adopt FIN 48 until fiscal year 2007, and therefore have not completed our initial assessment of the impact, if any, that FIN 48 may have on our financial statements.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Each of these businesses targets specific types of clients, provides different kinds of services, and has a different geographic scope. Because we actively seek to deepen our client relationships to the fullest extent possible, each of these businesses uses services from the other two. Collectively, they generate a balanced and diversified revenue stream that has helped us produce consistent growth and profitability, with low volatility, throughout 103 years of economic cycles.

We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company that was formed in 1903. At June 30, 2006, WTC had 47 branch offices in Delaware - more than any other bank in the state.

We own two other depository institutions through which we conduct business in the United States outside of Delaware:

- Wilmington Trust of Pennsylvania (WTPA), a Pennsylvania-chartered bank and trust company. WTPA has five offices: one each in center city Philadelphia, Bethlehem, Doylestown, Villanova, and West Chester, Pennsylvania.

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

We also own four investment holding companies:

- WT Investments, Inc. (WTI), which holds interests in five asset management firms: our two money manager affiliates, Cramer Rosenthal McGlynn, LLC
      (CRM) and Roxbury Capital Management, LLC (RCM); Clemente Capital, Inc.; Camden Partners Holdings, LLC; and Camden Partners Private Equity Advisors, LLC.

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

- Wilmington Trust CI Holdings Limited (WTCIH), which owns Wilmington Trust Corporate Services (Cayman) Limited and its subsidiaries.

In addition to the locations noted above, we and our affiliates have offices in South Carolina, Vermont, the Cayman Islands, the Channel Islands, Dublin, Ireland, London, England, and Frankfurt, Germany.

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

EXECUTIVE SUMMARY

Net income for the three months ended June 30, 2006 (the second quarter of 2006) was $46.9 million, which was 22% higher than for the year-ago second quarter. Earnings per share (on a diluted basis) for the 2006 second quarter were $0.67, which was 20% higher than for the year-ago second quarter. Revenue increased at a double-digit pace in each of our businesses, loan balances rose 10%, credit quality metrics remained high, and expenses were kept in check.

For the 2006 second quarter:

- Net interest income, at $90.4 million, was 13% higher than for the year-ago second quarter.

- The Wealth Advisory Services and Corporate Client Services businesses each recorded year-over-year revenue growth of 11%.

- The revenue contribution from the affiliate money managers was 38% higher than for the year-ago second quarter.

-     Total advisory revenue increased 13% year-over-year, to $73.6 million.

- Balance sheet assets totaled $10.59 billion at June 30, 2006. This was 8% higher than at June 30, 2005, and 3% higher than at March 31, 2006.

- Loan balances were $7.76 billion at June 30, 2006. This was 10% higher than at June 30, 2005, and 3% more than at March 31, 2006.

- The net interest margin rose to 3.80%, as we remained asset sensitive and carefully managed our interest rate risk.

- The percentage of loans with pass ratings in the internal risk rating analysis continued to exceed 97%.

- The net charge-off ratio was 5 basis points, well below its historic level.

- Noninterest expenses increased 7% from their year-ago level to $98.3 million.

We continued to invest in our company's future during the 2006 second quarter:

- The Regional Banking business opened a new Pennsylvania market headquarters office in Villanova and relocated the downtown Rehoboth Beach, Delaware, branch into newly constructed offices.

- The Corporate Client Services business expanded its Cayman Island capabilities by acquiring PwC Corporate Services (Cayman) from the accounting firm PricewaterhouseCoopers. We also opened an office in Frankfurt, Germany, to capitalize on market potential in Europe.

- The Wealth Advisory Services (WAS) business opened new offices in Bethlehem, Pennsylvania (in the Lehigh Valley area); Princeton, New Jersey; and Stamford, Connecticut. The WAS business also significantly expanded its business management and family office services by adding staff with highly specialized capabilities in Connecticut, Delaware, New Jersey, and New York.

Our overall efficiency ratio improved during the 2006 second quarter to 55.29%, mainly because pre-tax income from the Regional Banking and Corporate Client Services businesses was higher. More information about the efficiency ratios and profitability of each business is included in their respective sections of this report.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

EFFICIENCY RATIOS                          2006 Q2       2006 Q1         2005 Q2
--------------------------------------------------------------------------------
Regional Banking                            39.30%        41.47%          42.17%
Wealth Advisory Services                    79.88%        77.22%          78.51%
Corporate Client Services                   71.85%        78.38%          84.07%
Wilmington Trust consolidated               55.29%        57.02%          58.26%

The efficiency ratio is a measure of profitability that reflects how much it costs a company to generate revenue. Low efficiency ratios are desirable because they indicate high profitability. The table above shows that, for every dollar of revenue recorded for the 2006 second quarter, Wilmington Trust spent slightly more than 55 cents, and that this amount was lower than for prior periods.

Our results for the 2006 second quarter and first half of 2006 reflected the expansion investments we have made in recent years to add people and capabilities in markets and businesses where we see the greatest potential for growth. For the first six months of 2006:

-     Net income was $91.1 million, 17% higher than for the first half of 2005.

-     Earnings per share (on a diluted basis) were $1.31, a 15% increase.

-     Advisory revenue was 10% higher.

- Loan balances were $7.56 billion, on average, which was 10% higher than average balances for the first half of 2005.

- The net charge-off ratio was 7 basis points, the same as for the first half of 2005.

- The net interest margin was 3.79%, 14 basis points higher than for the first half of 2005.

-     Noninterest expenses totaled $195.9 million, an 8% increase.

On an annualized basis, second quarter 2006 results produced a return on average assets of 1.81% and a return on average equity of 17.75%. The corresponding returns for the second quarter of 2005 were 1.60% and 16.55%, respectively.

Our capital position remained strong, and on July 20, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.315 per share. This quarterly dividend will be paid on August 15, 2006, to shareholders of record on August 1, 2006. The amount of this quarterly dividend is 5% higher than the cash dividend paid in August 2005, reflecting the Board's decision on April 20, 2006, to raise the dividend, on an annualized basis, from $1.20 per share to $1.26 per share. This action marked our 25th consecutive year of dividend increases. According to Mergent's Dividend Achievers, Wilmington Trust is one of only 112 companies, among the 10,000 listed on North American exchanges, to raise cash dividends for 25 or more consecutive years.

STATEMENT OF CONDITION

This section discusses the changes in our balance sheet between December 31, 2005, and June 30, 2006. We present amounts as of June 30, 2005, for historical reference. All balances cited are period-end balances unless otherwise noted. Year-to-date (YTD) references are as of June 30.

ASSETS

At June 30, 2006, balance sheet assets totaled $10.59 billion. This was $357.9 million more than at December 31, 2005. On a percentage basis, our mix of assets remained relatively unchanged. Loans comprised 73% of assets at June 30, 2006, compared with 72% at December 31, 2005.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

ASSET BALANCES (in millions)                                AT 6/30/06           AT 12/31/05         AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Investment securities                                       $  1,837.2           $   1,928.8         $  1,879.1
Loans                                                          7,755.2               7,397.7            7,053.1
Other assets                                                     729.6                 649.4              611.8
Reserve for loan losses                                          (94.3)                (91.4)             (92.4)
Goodwill                                                         363.0                 348.3              343.6
---------------------------------------------------------------------------------------------------------------
Total assets                                                $ 10,590.7           $  10,232.8         $  9,795.2
===============================================================================================================

We discuss the changes in investment securities, loans, and the reserve for loan losses in the pages that follow. As for the other two balance sheet items listed above, the rise in other assets during the first half of 2006 reflected increased levels of short-term investments, derivative valuation adjustments, and higher accruals for interest receivable and advisory fees receivable.

The higher amount of goodwill reflected our acquisition of PwC Corporate Services (Cayman) and the increase of our ownership position in Cramer Rosenthal McGlynn. Both of these events occurred in the 2006 second quarter, and we discuss them more fully in the sections on the Corporate Client Services business and the affiliate money managers.

Most of our assets generate interest. These assets are called earning assets. They comprise loans before subtracting the reserve for loan losses; investment securities; and federal funds sold and securities purchased under agreements to resell.

Loans continued to account for more than three-fourths of our total earning assets, and loan growth accounted for most of the $318.3 million increase in earning assets during the first six months of 2006.

COMPOSITION OF EARNING ASSETS                                 AT 6/30/06          AT 12/31/05         AT 6/30/05
----------------------------------------------------------------------------------------------------------------
Total earning assets (in millions)                           $  9,659.1          $   9,340.8         $  8,943.9
% represented by loans                                             80.3%                79.2%              78.9%
% represented by investment securities                             19.0%                20.6%              21.0%
% represented by other                                              0.7%                 0.2%               0.1%

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio was $1,837.2 million at June 30, 2006. This was $91.6 million lower, or 5% less, than at December 31, 2005.

On a percentage basis, the composition of the portfolio remained relatively unchanged, with mortgage-backed instruments continuing to comprise the largest concentration of securities in the portfolio. We invest only in securities with an investment grade of "A" or better, as assigned by Standard & Poor's or Moody's Investors Service.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO                        AT 6/30/06         AT 12/31/05       AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                                      16%                 18%              18%
Corporate issues                                                         19%                 19%              17%
Money market preferred stocks                                             5%                  5%               5%
Mortgage-backed securities                                               25%                 26%              30%
Municipal bonds                                                           1%                  1%               1%
Other                                                                     2%                  2%               2%
U.S. government agencies                                                 22%                 21%              21%
U.S. treasuries                                                          10%                  8%               6%

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Almost all of the mortgage-backed securities we held at June 30, 2006, were invested in fixed-rate instruments with terms of 15 years or less. We believe we can manage duration and interest rate risk more efficiently by investing in mortgage-related instruments, rather than by retaining individual residential mortgage loans on our balance sheet. We are among the largest originators of residential mortgages in Delaware, but we sell most newly originated fixed-rate residential mortgages into the secondary market, as part of our interest rate risk management strategy.

The following tables compare changes in the portfolio in average life and duration.

AVERAGE LIFE IN THE INVESTMENT SECURITIES PORTFOLIO (in years)      AT 6/30/06         AT 12/31/05       AT 6/30/05
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                            4.74               4.30               3.45
Total portfolio                                                        6.00               6.14               5.69

DURATION IN THE INVESTMENT SECURITIES PORTFOLIO (in years)          AT 6/30/06         AT 12/31/05       AT 6/30/05
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                            4.36               3.92               2.98
Total portfolio                                                        2.78               2.63               2.39

Changes in the portfolio's average life and duration reflected the rising market interest environment and the purchase of short-term securities used to collateralize commercial banking client deposits. Our use of these short-term instruments fluctuates according to deposit activity in client accounts.

LOANS

Loan balances rose for the 21st consecutive quarter, reaching $7.76 billion at June 30, 2006. This was a 5% increase from December 31, 2005. Commercial loans continued to account for more than two-thirds of total loan balances, and accounted for almost all of the growth in total loan balances during the first six months of 2006. Retail loan balances reflected the fact that, while we are a leading residential mortgage originator in Delaware, we sell most newly originated fixed rate residential mortgages into the secondary market.

PERIOD-END LOAN BALANCES (in millions)                              AT 6/30/06         AT 12/31/05       AT 6/30/05
-------------------------------------------------------------------------------------------------------------------
Commercial loans                                                    $  5,242.6         $   4,919.1       $  4,665.7
Retail loans                                                        $  2,512.6         $   2,478.6       $  2,387.4
-------------------------------------------------------------------------------------------------------------------
Total loans                                                         $  7,755.2         $   7,397.7       $  7,053.1
===================================================================================================================

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

LOAN BALANCES                                               6 MONTHS ENDED                           6 MONTHS ENDED
(dollars in millions, on average)                              6/30/06           FULL YEAR 2005         6/30/05
-------------------------------------------------------------------------------------------------------------------
Commercial loans                                            $      5,097.3       $      4,867.2      $      4,559.2
Retail loans                                                $      2,463.9       $      2,477.7      $      2,295.3
-------------------------------------------------------------------------------------------------------------------
Total loans                                                 $      7,561.2       $      7,344.9      $      6,854.5
===================================================================================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

PENNSYLVANIA MARKET LOAN BALANCES                       6 MONTHS ENDED                          6 MONTHS ENDED
(dollars in millions, on average)                          6/30/06            FULL YEAR 2005       6/30/05
--------------------------------------------------------------------------------------------------------------
Loans from the Pennsylvania market                      $      1,679.0        $      1,525.7    $      1,474.4
Pennsylvania loans as a % of total loans outstanding                22%                   21%               22%

While most of the year-to-date loan growth came from Delaware, the Pennsylvania market also recorded higher loan balances. For the first half of 2006, loans from the Pennsylvania market were 10% higher, on average, than for the full-year 2005, and 14% higher than for the first half of 2005. Commercial real estate/construction (CRE) loans accounted for approximately three-quarters of the year-to-date and year-over-year increases in Pennsylvania market loan balances. Much of the remainder was associated with Wealth Advisory clients. The Pennsylvania market continued to generate approximately 22% of the company's total loans outstanding, on average.

A primary factor in our ability to generate loan growth is the stable and diversified economy in the Delaware Valley region, where economic indicators remained positive. According to the Federal Reserve Bank of Philadelphia, economic activity indices for the Delaware Valley region rose over the past 12 months (as of May 2006, the most recent data available), and moderate economic growth was projected through the end of 2006. The Federal Deposit Insurance Corporation (FDIC) reported in its summer 2006 profile of Delaware that the state's job growth is outpacing the nation's, and that Delaware's overall economic growth is expected to continue at a moderate rate. Delaware's unemployment rate remained below the national average. For more information about the regional economy, please refer to the discussion on economic risk in the "Quantitative and qualitative disclosures about market risk" section of this report.

COMMERCIAL LOANS

We offer commercial banking services in Delaware and surrounding areas, including eastern Pennsylvania, central and southern New Jersey, northeastern Maryland, and the Baltimore-Washington, D.C. area. We target our commercial banking services to middle-market businesses (family-owned or closely held businesses with annual sales of up to $250 million) in these areas.

Commercial loan balances, which surpassed the $5 billion mark for the first time in our history as of March 31, 2006, totaled $5.24 billion at June 30, 2006. This was an increase of $323.5 million, or 7%, from December 31, 2005.

PERIOD-END COMMERCIAL LOANS (in millions)                             AT 6/30/06     AT 12/31/05     AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Commercial and industrial (C&I)                                       $  2,445.5     $   2,461.3     $  2,462.3
Commercial real estate/construction (CRE)                                1,574.3         1,233.9          969.2
Commercial mortgage                                                      1,222.8         1,223.9        1,234.2
---------------------------------------------------------------------------------------------------------------
Total commercial loans                                                $  5,242.6     $   4,919.1     $  4,665.7
===============================================================================================================

All of the loan growth during the first half of 2006 was in the commercial real estate/construction (CRE) portfolio, which was 28% larger at June 30, 2006, than at December 31, 2005. All of the states in our Regional Banking footprint contributed to this growth.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

MARKET SOURCES OF CRE LOAN GROWTH                     CONTRIBUTION TO CRE LOAN GROWTH IN THE FIRST HALF OF 2006
---------------------------------------------------------------------------------------------------------------
Delaware                                                                         59%
Maryland                                                                         11%
New Jersey                                                                        5%
Pennsylvania                                                                     22%
Other U.S.                                                                        3%

More than half of the CRE loans booked during the first half of 2006 were for single family residential tract housing development and construction. Other CRE loans booked during the first half of the year were for a variety of industrial, retail, and other commercial and residential projects. Lending for office buildings was minimal, with office projects accounting for approximately 7% of the CRE loans booked in the first half of 2006.

Within the CRE portfolio, single family residential tract housing development and construction loan balances were 22% higher at June 30, 2006, than at December 31, 2005. Approximately 68% of this increase came from the Delaware market, where demand continued to be driven by population growth.

In its summer 2006 profile of Delaware, the FDIC reported that Delaware's population growth exceeds that of neighboring states, and that, unlike other states in the region, Delaware's population growth is the result of domestic in-migration (people relocating from other states). According to the U.S. Census Bureau, Delaware was the ninth fastest-growing state in the United States for the 12 months ended July 1, 2005 (the most recent data available) and the seventh most popular for attracting permanent residents aged 65 and older. Delaware's tax environment and the availability of affordable housing, relative to other states in the region, make it particularly attractive to retirees and others on fixed incomes. A July 28, 2006, ranking by USA Today using U.S. Census Bureau statistics listed Delaware as having the 8th lowest property taxes per capita for 2004, the most recent data available.

For more information about population growth and housing demand in Delaware, please refer to the discussion on economic risk in the "Quantitative and qualitative disclosures about market risk" section of this report.

The following table shows how geographic dispersion has changed in the CRE portfolio.

CRE PORTFOLIO BY MARKET                                           AT 6/30/06        AT 12/31/05      AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Delaware                                                              51%               57%             58%
Maryland                                                               8%               10%             10%
New Jersey                                                            10%                7%              7%
Pennsylvania                                                          30%               24%             23%
Other U.S.                                                             1%                2%              2%

In considering the risks associated with CRE lending, we take into account the facts that: :

- Most of our CRE loans are for single-family, permanent (not vacation) residences.

-     The housing demand reflects population growth, not speculative activity.

- We prefer to work with local developers who are based in the Delaware Valley region, whose projects are in the Delaware Valley region, and with whom we have long-standing relationships. These developers own their businesses and have solid reputations, diverse cash flow streams, personal liquidity, and experience in a variety of market cycles.

-     We apply disciplined underwriting standards in our CRE lending:

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

      - We place maximum terms of two years on unimproved land and three years on development loans, which means that approximately 33% of our total residential project loans outstanding are repaid in any given year.

      - The relatively short terms of our construction loans provide us the ability to adjust our loan mix, if necessary, to mitigate the effects of a downturn in any single market segment.

      -     Our target size for CRE loans is $1 million to $10 million.

Net charge-offs from CRE loans have been minimal over the past five years, as the following table shows. Negative numbers (numbers in parentheses) reflect loan recoveries.

(In millions)                                                    2001      2002      2003       2004       2005
---------------------------------------------------------------------------------------------------------------
CRE NET CHARGE-OFFS                                              $0.1     $(1.4)     $0.0      $(0.8)      $0.1

For more details about net charge-offs and other credit quality metrics, please refer to the "Asset quality" section of this report.

RETAIL LOANS

Our retail loan portfolio consists of three categories of loans: residential mortgages, consumer loans, and loans secured with liquid collateral. Most of our residential mortgages and consumer loans are associated with clients in Delaware, which is where we focus our branch banking activities. Loans secured with liquid collateral are associated mainly with Wealth Advisory Services (WAS) clients throughout the United States.

Retail loan balances totaled $2,512.6 million at June 30, 2006, which was slightly higher than at December 31, 2005. Increases in residential mortgages and consumer loans during the first six months of 2006 were offset by a decline in the balance of loans secured with liquid collateral, which change according to WAS client demand.

PERIOD-END RETAIL LOANS (in millions)                       AT 6/30/06           AT 12/31/05         AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Residential mortgage                                        $    503.0           $     455.5         $    444.5
Consumer                                                    $  1,452.4           $   1,438.3         $  1,332.4
Secured with liquid collateral                              $    557.2           $     584.8         $    610.5
---------------------------------------------------------------------------------------------------------------
Total retail loans                                          $  2,512.6           $   2,478.6         $  2,387.4
===============================================================================================================

RESIDENTIAL MORTGAGE LOANS

Residential mortgage balances rose 10% during the first six months of 2006, mainly because origination volumes increased. Origination volumes (dollar amounts) were 32% higher for the first half of 2006 than for the corresponding period in 2005, and the number of originated loans was 8% higher.

RESIDENTIAL MORTGAGE ACTIVITY                               6 MONTHS ENDED                       6 MONTHS ENDED
(dollar amounts in millions)                                    6/30/06        FULL YEAR 2005       6/30/05
---------------------------------------------------------------------------------------------------------------
Residential mortgage originations (number of loans)                    489              1,077               451
Residential mortgage originations (dollar amount)           $        114.4     $        221.0    $         86.7
Residential mortgage balances (at period-end)               $        503.0     $        455.5    $        444.5

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Changes in our residential mortgage balances may not correspond with changes in origination volumes. Although we are among the leading residential mortgage originators in Delaware, we sell most newly originated fixed-rate production into the secondary market instead of recording these loans on our balance sheet. This ongoing practice is part of our interest rate risk management strategy. We discuss this strategy more fully in the "Quantitative and qualitative disclosures about market risk" section of this report.

CONSUMER LOANS

Consumer loan balances increased 1% during the first half of 2006. A 6% increase in the category of consumer loans recorded as "other consumer" loans was offset by 2% declines in home equity and credit card loan balances. "Other consumer" loans consist of a variety of personal and installment loans. The majority of our consumer loans continued to come from the Delaware market.

PERIOD-END CONSUMER LOANS (in millions)                      AT 6/30/06        AT 12/31/05           AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Home equity                                                  $    318.3        $     326.4           $    331.8
Indirect                                                          653.1              651.3                599.6
Credit card                                                        73.2               74.5                 70.3
Other consumer                                                    407.8              386.1                330.7
---------------------------------------------------------------------------------------------------------------
Total consumer loans                                         $  1,452.4        $   1,438.3           $  1,332.4
===============================================================================================================

Percentage booked in Delaware                                        79%                81%                  82%
Percentage booked in Pennsylvania                                     7%                 6%                   6%
Percentage booked in Maryland                                        14%                13%                  12%

The decline in home equity loan balances reflected market conditions, as rising market interest rates lessened client demand. Fixed rate home equity loan balances increased during the first half of 2006, but not at a pace strong enough to offset lower demand for adjustable rate loans.

The majority of our indirect loans are auto loans made through auto dealers, mainly for late-model used cars. The flatness in indirect loan balances for the first half of 2006 reflected the seasonality of auto sales, which typically are slower during winter months, and the effects of low-rate financing promotions offered by auto manufacturers.

RESERVE FOR LOAN LOSSES

The reserve for loan losses at June 30, 2006, was $94.3 million, which was $2.9 million more than at December 31, 2005. Loan growth and the high percentage of loans rated "pass" in our internal risk rating analysis influenced the increase in the reserve. At June 30, 2006, the loan loss reserve ratio was 1.22%, compared with 1.24% at December 31, 2005. For information about other metrics of our credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities increased $308.6 million, or 3%, during the first six months of 2006. The mix of liabilities remained relatively unchanged. Deposits accounted for 82% of total liabilities as of June 30, 2006.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Stockholders' equity rose $49.2 million, or 5%, during the first six months of 2006. The portion of year-to-date earnings added to capital, and the proceeds of stock option exercises, were the main factors in the increase. For more details on the changes in stockholders' equity, please refer to the "Capital Resources" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY (IN MILLIONS)                    AT 6/30/06     AT 12/31/05     AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Total deposits                                                        $  7,785.1     $   7,289.2     $  7,071.7
Short-term borrowings                                                    1,184.5         1,373.7        1,188.9
Other liabilities                                                          553.9           552.0          581.1
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                     $  9,523.5     $   9,214.9     $  8,841.7
---------------------------------------------------------------------------------------------------------------
Minority interest                                                            0.3             0.2            0.2
Stockholders' equity                                                     1,066.9         1,017.7          953.3
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $ 10,590.7     $  10,232.8     $  9,795.2
===============================================================================================================

DEPOSITS

During the first half of 2006, total deposit balances rose $495.9 million, or 7%. All of this growth was in national CD balances, as core deposit balances were relatively unchanged. According to SNL Securities' deposit rankings as of June 30, 2006, we had the highest market share of deposits among full-service banks in Delaware, with more than three times the amount of the nearest full-service competitor.

DEPOSITS (IN MILLIONS)                                            AT 6/30/06      AT 12/31/05      AT 6/30/05
-------------------------------------------------------------------------------------------------------------
Total deposits                                                    $  7,785.1      $   7,289.2      $  7,071.7

Our total deposits consist of two types of deposits:

- Core deposits, which are deposits from our clients. Core deposits include noninterest-bearing demand, interest-bearing demand, and savings deposits, and certificates of deposit (CDs). We record two categories of CDs in core deposits: CDs under $100,000 and local CDs $100,000 and over.

- National CDs $100,000 and over. These are wholesale CDs we purchase, primarily from money center banks. These deposits are not associated with client activity.

To evaluate deposit trends fully, it is important to understand our business model and our funding strategies. We make loans primarily in four states:
Delaware, Pennsylvania, Maryland, and New Jersey. In comparison, we gather core deposits mainly in Delaware, which is where we focus our retail banking activities, and which is the smallest of these four states by far. In our business model, therefore, loan growth outpaces core deposit growth.

To fund loan growth, we augment core deposits with national CDs and short-term borrowings, which consist of U.S. Treasury demand deposits and federal funds purchased and securities sold under agreements to repurchase. The mix of national CDs and short-term borrowings depends on which instruments offer a more favorable rate. Changes in the balances of national CDs, therefore, should be viewed in the context of changes in short-term borrowings.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

LOAN AND DEPOSIT GROWTH COMPARISON (in millions)                         AT 6/30/06      AT 12/31/05     CHANGE
---------------------------------------------------------------------------------------------------------------
Total loans                                                              $  7,755.2      $   7,397.7        5%

Core deposits                                                            $  5,024.5      $   5,060.6       (1)%

National CDs $100,000 and over                                           $  2,760.6      $   2,228.6       24%
Short-term borrowings                                                       1,184.5          1,373.7      (14)%
---------------------------------------------------------------------------------------------------------------
Total wholesale funding                                                  $  3,945.1      $   3,602.3       10%
---------------------------------------------------------------------------------------------------------------

Total core deposits and wholesale funding                                $  8,969.6      $   8,662.9        4%
===============================================================================================================

Although the rates on wholesale funds are somewhat higher than those of core deposits, we believe using wholesale funding is more cost-effective and efficient than other sources of funding. To acquire significantly higher levels of core deposits, we would need to undertake a large-scale expansion of our branch office network beyond Delaware - an approach that would require us to invest capital and increase our annual operating costs. Our use of wholesale funding also helps us manage interest rate risk, because we are able to match closely the repricing characteristics of wholesale funds with those of our floating rate loans. The efficiency of this funding model is evident in the efficiency ratio of the Regional Banking business.

For more details on our funding strategy, please refer to the "Liquidity and Funding" section and the discussion of interest rate risk in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report. For more information about rates and yields, please refer to our discussion of interest rate risk management in this report.

CORE DEPOSITS

Total core deposit balances decreased 1% during the first half of 2006. Within core deposits, CD balances rose, but these increases were offset by declines in noninterest-bearing demand deposits, savings deposits, and interest-bearing deposits. The vast majority of core deposits continued to come from consumer and commercial banking clients in Delaware.

PERIOD-END CORE DEPOSITS (in millions)                               AT 6/30/06     AT 12/31/05      AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                           $    813.8     $   1,014.8      $    999.5
Savings                                                                   313.1           326.3           347.7
Interest-bearing demand                                                 2,355.9         2,360.0         2,241.7
CDs under $100,000                                                        999.1           923.0           804.7
Local CDs $100,000 and more                                               550.6           436.5           367.4
---------------------------------------------------------------------------------------------------------------
Total core deposits                                                  $  5,024.5     $   5,060.6      $  4,761.0
===============================================================================================================
% of core deposits from Delaware clients                                     94%             94%             94%

Balance changes in the categories of core deposits appeared to reflect the rising market interest rate environment, as clients opted to deposit funds in higher-yielding instruments. In addition, the year-to-date decline in noninterest-bearing demand deposits reflected a practice we instituted in December 2005 of sweeping commercial noninterest-bearing demand account balances into money market deposits. By sweeping these commercial accounts daily, we lower the deposit reserve requirements mandated by the Federal Reserve, and ultimately reduce our borrowing costs and uninvested cash balances. These account sweeps accounted for approximately $185 million of the year-to-date decline in noninterest-bearing demand balances.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

We record local CDs as core deposits because they are client deposits, not brokered or wholesale deposits. The majority of local CDs are associated with clients in the Delaware Valley region, including commercial banking clients and municipalities, which frequently use these CDs to generate returns on their excess cash.

LOCAL  CDS  > or =  $100,000 BY CLIENT CATEGORY                  AT 6/30/06        AT 12/31/05       AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Consumer clients in Delaware                                        74%                65%              68%
DE commercial banking clients                                       12%                12%              15%
PA commercial banking clients                                        7%                 9%               7%
Wealth Advisory clients                                              7%                14%               8%
Corporate Client Services clients                                   --                 --                2%

Although this section discusses core deposits on a period-end basis, we believe average balances are a better indicator of trends in the Regional Banking business. Frequently there are disparities between period-end and average balances due to Corporate Client Services (CCS) client activity. CCS clients who use our cash management services often deposit funds for very short spans of time, typically over the ends of financial reporting periods. This is why we believe average balances, rather than period-end balances, are the better indicator of trends in our Regional Banking business.

On an average-balance basis, core deposits increased 1% during the first half of 2006. While noninterest-bearing demand and savings balances declined, interest-bearing demand deposits increased 2%; CDs under $100,000 rose 16%, and local CD balances were 25% higher.

CORE DEPOSITS (ON AVERAGE, IN MILLIONS)      6 MONTHS ENDED 6/30/06    FULL YEAR 2005     6 MONTHS ENDED 6/30/05
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                   $                752.7    $        992.0     $                966.6
Savings                                                       323.6             344.9                      354.5
Interest-bearing demand                                     2,355.6           2,303.8                    2,318.7
CDs under $100,000                                            959.9             824.4                      785.0
Local CDs $100,000 and more                                   501.9             401.5                      374.5
Total core deposits                          $              4,893.7    $      4,866.6     $              4,799.3

REGIONAL BANKING PROFITABILITY

Second quarter 2006 profitability of the Regional Banking business increased from prior periods, as demonstrated by the improvements in the efficiency ratio.

EFFICIENCY RATIOS                                                          2006 Q2       2006 Q1        2005 Q2
---------------------------------------------------------------------------------------------------------------
Regional Banking                                                            39.30%        41.47%         42.17%
Wilmington Trust consolidated                                               55.29%        57.02%         58.26%

Regional Banking's efficiency improved largely because its income growth far outpaced its noninterest expense growth. Net interest income from Regional Banking for the 2006 second quarter was $9.3 million higher than for the year-ago second quarter, opposite a corresponding increase in expenses of $1.5 million. On a linked-quarter basis, net interest income rose $2.9 million, while expenses were $0.5 million lower.

Opposite loan growth, on average, of 11% year-over-year and 3% on a linked-quarter basis, the effect of the funding strategy on Regional Banking expenses was a major factor in the efficiency improvements. Using national CDs to augment core deposits minimized expense growth, as the business achieved these levels of loan growth without

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006 significantly increasing branch office network operating expenses. Regional Banking has 47 branch offices in Delaware, 5 loan offices in Pennsylvania, 2 in New Jersey, and 2 in Maryland.

INCOME STATEMENT

This section compares our income and expenses for the second quarter and first six months of 2006 with the corresponding periods in 2005. Year-to-date (YTD) references are as of June 30.

Net income for the second quarter of 2006 was $46.9 million. This was 22% higher than for the year-ago second quarter. Earnings per share (on a diluted basis) for the 2006 second quarter were $0.67. This was 20% higher than for the year-ago second quarter. The growth rates were different for net income and earnings per share because the number of shares outstanding increased.

For the first six months of 2006, net income totaled $91.1 million. This was 17% more than for the first half of 2005.

NET INCOME                                            2006 Q2         2005 Q2        2006 YTD        2005 YTD
-------------------------------------------------------------------------------------------------------------
Net income (in millions)                              $  46.9         $  38.5        $   91.1        $   77.7
Earnings per share (diluted)                          $  0.67         $  0.56        $   1.31        $   1.14
Average shares outstanding (diluted, in thousands)     69,776          68,387          69,606          68,309

The main factors in the second quarter and year-to-date growth in net income were:

- Higher amounts of net interest income due to loan growth, modest deposit pricing pressure, and the combination of our asset sensitivity and the rising market interest rate environment;

-     A 10% increase in advisory business revenue;

-     Carefully managed expense growth; and

- Leverage from the expansion investments we have made in recent years to add people and capabilities in markets and businesses where we see the greatest potential for growth.

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

These two sources of revenue generate a diversified stream of income that we believe enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions. During the first six months of 2006, our sources of income remained diversified and balanced between net interest and noninterest income, and our advisory businesses generated the majority of our noninterest income.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

NET INTEREST AND NONINTEREST INCOME (1)                             2006 Q2     2005 Q2    2006 YTD    2005 YTD
---------------------------------------------------------------------------------------------------------------
Total net interest and noninterest income (in millions)             $ 172.5     $ 152.7    $  338.5    $  304.7
Portion from net interest income                                         50%         50%         50%         50%
Portion from advisory business income                                    42%         42%         42%         43%
Portion from total noninterest income                                    50%         50%         50%         50%

----------
(1)   After amortization and the provision for loan losses.

NET INTEREST INCOME

Net interest income for the 2006 second quarter, after the provision for loan losses, was $86.2 million. This was 13% higher than for the year-ago second quarter. For the first half of 2006, net interest income was $169.5 million, 12% higher than for the corresponding period in 2005.

NET INTEREST INCOME (in millions)                           2006 Q2       2005 Q2       2006 YTD       2005 YTD
---------------------------------------------------------------------------------------------------------------
Interest income                                             $ 165.0       $ 122.6       $  317.9       $  235.5
Interest expense                                               74.6          42.5          140.2           77.8
Net interest income                                         $  90.4       $  80.1       $  177.7       $  157.7
Provision for loan losses                                      (4.2)         (3.8)          (8.2)          (6.9)
Net interest income (after provision)                       $  86.2       $  76.3       $  169.5       $  150.8

The primary reasons for the second quarter and year-to-date increases in net interest income were:

- Loan growth. Loan balances were 10% higher at June 30, 2006, than at June terest margin.

- Improvement in the net interest margin. As market interest rates increased, we remained asset sensitive, and assets continued to reprice faster than liabilities. For the second quarter and first six months of 2006, our net interest margin was 14 basis points higher than for the corresponding periods in 2005.

- Credit quality. The growth in net interest income far exceeded the increases in the provision for loan losses.

CREDIT QUALITY EFFECT ON NET INTEREST INCOME                               Q2 2006 VS. 2005         YTD 2006 VS. 2005
---------------------------------------------------------------------------------------------------------------------
Increase in net interest income before the provision (in millions)            $     10.3               $       20.0
Increase in the provision (in millions)                                       $      0.4               $        1.3

Approximately 93% of net interest income for the 2006 second quarter came from the Regional Banking business. We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, as these businesses have some clients who use our banking services. For more information about this, please refer to Note 5, "Segment reporting," in this report.

NET INTEREST MARGIN

The net interest margin for the 2006 second quarter was 3.80%. This was 14 basis points higher than for the year-ago second quarter. The year-to-date net interest margin was 3.79%, also 14 basis points higher than for the first half of 2005.

NET INTEREST MARGIN                                 2006 Q2     2006 Q1       2005 Q4       2005 Q3     2005 Q2
---------------------------------------------------------------------------------------------------------------
Net interest margin                                  3.80%       3.77%         3.74%         3.66%       3.66%

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

We remained asset sensitive throughout the first six months of 2006. Deposit pricing pressure was relatively modest, and our asset yields continued to rise at a faster pace than deposit costs. For example:

- Comparing the second quarter of 2006 with the second quarter of 2005, loan yields rose 152 basis points, while core interest-bearing deposit rates increased 69 basis points.

- Comparing the first six months of 2006 with the corresponding period in 2005, loan yields rose 151 basis points, while core interest-bearing deposit rates increased 67 basis points.

BASIS POINT (bps) CHANGES IN YIELDS/RATES    6/30/06 VS. 3/31/06     6/30/06 VS. 12/31/05    6/30/06 VS. 6/30/05
----------------------------------------------------------------------------------------------------------------
Commercial loans                                   38 bps                   85 bps                 178 bps
Total loans                                        34 bps                   75 bps                 151 bps
Total earning assets                               32 bps                   68 bps                 132 bps

Core interest-bearing deposits                     17 bps                   34 bps                  67 bps
National CDs                                       51 bps                   97 bps                 195 bps
Total interest-bearing deposits                    29 bps                   60 bps                 121 bps
Funds to support earning assets                    29 bps                   62 bps                 118 bps

Changes in loan yields and deposit rates reflected the increases in short-term interest rates made by the Federal Open Market Committee, which raised rates eight times in the 12 months ended June 30, 2006. At June 30, 2006, short-term rates were:

-     100 basis points higher than at December 31, 2005.

-     200 basis points higher than at June 30, 2005.

Our net interest margin also benefited from our funding and interest rate risk management strategies. For more information on these strategies, please refer to the respective discussions on those subjects in this report.

To compute the net interest margin, we divide annualized net interest income on a fully tax-equivalent (FTE) basis by average total earning assets.

IN MILLIONS (except margin)                                     2006 Q2       2005 Q2      2006 YTD      2005 YTD
-----------------------------------------------------------------------------------------------------------------
FTE (1) net interest income                                   $    91.5     $    81.0    $    179.8    $    159.5
Earning assets (on average)                                   $ 9,512.6     $ 8,786.9    $  9,427.6    $  8,709.1
Net interest margin                                                3.80%         3.66%         3.79%         3.65%

----------
(1)   Fully tax-equivalent

ANALYSIS OF EARNINGS

On the following pages, we present the consolidated comparative rate/volume and net interest income data for the second quarters and first six months of 2006 and 2005.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

QUARTERLY ANALYSIS OF EARNINGS

                                     -------------------------------------------------------------------
                                           2006 Second Quarter                  2005 Second Quarter
                                     -------------------------------------------------------------------
(Dollars in millions;                 Average    Income/    Average       Average     Income/    Average
rates on tax-equivalent basis)        balance    expense       rate       balance     expense       rate
--------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
       securities purchased
       under agreements to resell    $    18.8   $   0.2      4.93%       $   21.0    $   0.2      2.88%

     U.S. Treasury                       146.7       1.3      3.53           113.4        0.9      3.10
     Government agencies                 394.1       4.0      3.93           331.9        3.2      3.78
     State and municipal                  10.5       0.2      8.79            11.8        0.2      8.71
     Preferred stock                      89.2       1.7      7.60            94.4        1.7      7.82
     Mortgage-backed securities          780.1       8.5      4.16           929.8        9.7      4.07
     Other                               397.3       6.1      6.14           346.0        3.9      4.55
--------------------------------------------------------                  -------------------
       Total investment securities     1,817.9      21.8      4.67         1,827.3       19.6      4.27
                                     ------------------------------------------------------------------

     Commercial, financial, and
       agricultural                    2,463.5      47.3      7.61         2,462.1       36.4      5.86
     Real estate - construction        1,517.5      31.7      8.26           917.3       14.9      6.42
     Mortgage - commercial             1,212.8      23.7      7.71         1,231.8       19.0      6.13
--------------------------------------------------------                  -------------------
       Total commercial loans          5,193.8     102.7      7.82         4,611.2       70.3      6.04
                                     ------------------------------------------------------------------

     Mortgage - residential              484.2       7.0      5.77           432.1        6.4      5.90
     Consumer loans                    1,441.6      25.5      7.09         1,297.8       20.3      6.28
     Secured with liquid collateral      556.3       8.9      6.36           597.5        6.7      4.40
--------------------------------------------------------                  -------------------
       Total retail loans              2,482.1      41.4      6.67         2,327.4       33.4      5.73
                                     ------------------------------------------------------------------

          Total loans net of
            unearned income            7,675.9     144.1      7.45         6,938.6      103.7      5.93

          Total earning assets       $ 9,512.6   $ 166.1      6.90%       $8,786.9    $ 123.5      5.58%
                                     ==================================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                           ---------------------------------------------------------------------------------------
                                                      2006 Second Quarter                             2005 Second Quarter
                                           ---------------------------------------------------------------------------------------
(Dollars in millions;                        Average      Income/        Average           Average           Income/       Average
rates on tax-equivalent basis)               balance      expense           rate           balance           expense          rate
----------------------------------------------------------------------------------------------------------------------------------
Funds supporting earning assets
     Savings                               $     321.2    $    0.3         0.39%         $      354.5      $      0.2        0.25%
     Interest-bearing demand                   2,364.4         6.1         1.04               2,264.4             4.7        0.82
     Certificates under $100,000                 980.9         8.6         3.51                 795.9             4.7        2.39
     Local CDs $100,000 and over                 540.0         5.9         4.29                 379.0             2.6        2.70
------------------------------------------------------------------                       ----------------------------
               Total core interest-
                  bearing deposits             4,206.5        20.9         1.98               3,793.8            12.2        1.29

     National CDs $100,000
         and over                              2,656.1        33.5         4.98               2,302.0            17.7        3.03
------------------------------------------------------------------                       ----------------------------
               Total interest-bearing
                  deposits                     6,862.6        54.4         3.15               6,095.8            29.9        1.94
                                           --------------------------------------------------------------------------------------
     Federal funds purchased and
          securities sold under
          agreements to repurchase             1,146.0        13.4         4.67               1,034.1             7.6        2.93
     U.S. Treasury demand                         16.0         0.2         4.74                  17.7             0.1        2.62
------------------------------------------------------------------                       ----------------------------
               Total short-term
                    borrowings                 1,162.0        13.6         4.67               1,051.8             7.7        2.92
                                           --------------------------------------------------------------------------------------
     Long-term debt                              393.3         6.6         6.69                 405.9             4.9        4.85
------------------------------------------------------------------                       ----------------------------
               Total interest-bearing
                  liabilities                  8,417.9        74.6         3.52               7,553.5            42.5        2.24
                                           --------------------------------------------------------------------------------------
     Other noninterest funds                   1,094.7          --           --               1,233.4              --          --
------------------------------------------------------------------                       ----------------------------
               Total funds used to
                  support earning assets   $   9,512.6    $   74.6         3.10          $    8,786.9      $     42.5        1.92%
                                           ======================================================================================

Net interest income/yield                                     91.5         3.80%                                 81.0        3.66%
     Tax-equivalent adjustment                                (1.1)                                              (0.9)
                                                          --------                                         ----------

Net interest income                                       $   90.4                                         $     80.1
                                                          ========                                         ==========

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                           ---------------------------------------------------------------------------------------
                                                      Year-to-date 2006                                Year-to-date 2005
                                           ---------------------------------------------------------------------------------------
(Dollars in millions;                        Average      Income/        Average           Average          Income/        Average
rates on tax-equivalent basis)               balance      expense           rate           balance          expense           rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets
     Federal funds sold and
          securities purchased under
          agreements to resell             $     18.2    $     0.4         4.54%         $       20.6      $      0.3        2.53%

     U.S. Treasury                              145.7          2.6         3.46                 114.6             1.7        2.86
     Government agencies                        397.4          8.0         3.94                 328.5             6.3        3.82
     State and municipal                         10.5          0.5         8.78                  11.8             0.5        8.74
     Preferred stock                             90.3          3.4         7.60                  96.9             3.5        7.43
     Mortgage-backed securities                 804.1         17.4         4.17                 945.1            19.5        4.08
     Other                                      400.2         11.7         5.83                 337.1             7.3        4.34
------------------------------------------------------------------                       ----------------------------
         Total investment securities          1,848.2         43.6         4.60               1,834.0            38.8        4.21
                                           --------------------------------------------------------------------------------------

     Commercial, financial, and
          agricultural                        2,455.8         91.5         7.43               2,466.8            70.1        5.66
     Real estate-construction                 1,420.2         57.8         8.08                 870.6            27.4        6.24
     Mortgage-commercial                      1,221.3         46.2         7.53               1,221.8            36.6        5.98
------------------------------------------------------------------                       ----------------------------
          Total commercial loans              5,097.3        195.5         7.63               4,559.2           134.1        5.85
                                           --------------------------------------------------------------------------------------

     Mortgage-residential                       473.8         13.7         5.81                 429.8            12.6        5.89
     Consumer loans                           1,432.8         49.6         6.97               1,266.4            39.0        6.21
     Secured with liquid collateral             557.3         17.2         6.12                 599.1            12.5        4.15
------------------------------------------------------------------                       ----------------------------
          Total retail loans                  2,463.9         80.5         6.55               2,295.3            64.1        5.61
                                           --------------------------------------------------------------------------------------

               Total loans net of
                    unearned income           7,561.2        276.0         7.28               6,854.5           198.2        5.77

               Total earning assets        $  9,427.6    $   320.0         6.74          $    8,709.1      $    237.3        5.43%
                                           ======================================================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                           --------------------------------------------------------------------------------------
                                                      Year-to-date 2006                               Year-to-date 2005
                                           --------------------------------------------------------------------------------------
(Dollars in millions;                       Average      Income/        Average           Average          Income/        Average
rates on tax-equivalent basis)              balance      expense          rate            balance          expense          rate
---------------------------------------------------------------------------------------------------------------------------------
Funds supporting earning assets
     Savings                               $    323.6    $    0.6         0.35%         $      354.5    $        0.4        0.25%
     Interest-bearing demand                  2,355.6        12.0         1.03               2,318.7             9.2        0.80
     Certificates under $100,000                959.9        16.1         3.39                 785.0             8.9        2.28
     Local CDs $100,000 and over                501.9        10.4         4.11                 374.5             4.9        2.59
-----------------------------------------------------------------                       ----------------------------
               Total core interest-
                  bearing deposits            4,141.0        39.1         1.90               3,832.7            23.4        1.23

     National CDs $100,000
          and  over                           2,651.9        63.2         4.73               2,122.2            29.5        2.78
-----------------------------------------------------------------                       ----------------------------
               Total interest-bearing
                  deposits                    6,792.9       102.3         3.00               5,954.9            52.9        1.78
                                           -------------------------------------------------------------------------------------

     Federal funds purchased and
          securities sold under
          agreements to repurchase            1,114.1        24.8         4.44               1,115.6            15.3        2.73
     U.S. Treasury demand                        13.9         0.3         4.52                  13.1             0.2        2.44
-----------------------------------------------------------------                       ----------------------------
     Total short-term
           borrowings                         1,128.0        25.1         4.44               1,128.7            15.5        2.72

     Long-term debt                             396.2        12.8         6.47                 406.6             9.4        4.61
-----------------------------------------------------------------                       ----------------------------
               Total interest-bearing
                  liabilities                 8,317.1       140.2         3.36               7,490.2            77.8        2.07
                                           -------------------------------------------------------------------------------------
     Other noninterest funds                  1,110.5          --           --               1,218.9              --          --
-----------------------------------------------------------------                       ----------------------------
               Total funds used to
                   support earning assets  $  9,427.6    $  140.2         2.95%         $    8,709.1    $       77.8        1.78%
                                           =====================================================================================

Net interest income/yield                                   179.8         3.79%                                159.5        3.65%
     Tax-equivalent adjustment                               (2.1)                                              (1.8)

Net interest income                                      $  177.7                                       $      157.7
                                                         ========                                       ============

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                      ------------------------------------    ------------------------------------
                                                      For the three months ended June 30,      For the six months ended June 30,
                                                                    2006/2005                              2006/2005
                                                      ------------------------------------    ------------------------------------
                                                      Increase/(decrease) due to change in    Increase/(decrease) due to change in
                                                      ------------------------------------    ------------------------------------
(In millions)                                         Volume (1)   Rate (2)         Total     Volume (1)    Rate (2)      Total
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Federal funds sold and securities
        purchased under agreements to resell          $       --   $     --      $      --    $       --   $     0.1   $      0.1

     U.S. Treasury                                           0.3        0.1            0.4           0.5         0.4          0.9
     Government agencies                                     0.6        0.2            0.8           1.4         0.3          1.7
     State and municipal *                                    --         --             --          (0.1)        0.1           --
     Preferred stock *                                      (0.1)       0.1             --          (0.2)        0.1         (0.1)
     Mortgage-backed securities                             (1.4)       0.2           (1.2)         (2.5)        0.4         (2.1)
     Other *                                                 0.6        1.6            2.2           1.4         3.0          4.4
---------------------------------------------------------------------------------------------------------------------------------
           Total investment securities                        --        2.2            2.2           0.5         4.3          4.8
                                                      ---------------------------------------------------------------------------
     Commercial, financial, and agricultural *                --       10.9           10.9          (0.3)       21.7         21.4
     Real estate - construction                              9.6        7.2           16.8          17.0        13.4         30.4
     Mortgage - commercial *                                (0.3)       5.0            4.7            --         9.6          9.6
---------------------------------------------------------------------------------------------------------------------------------
           Total commercial loans                            9.3       23.1           32.4          16.7        44.7         61.4
                                                      ---------------------------------------------------------------------------
     Mortgage - residential                                  0.8       (0.2)           0.6           1.3        (0.2)         1.1
     Installment loans to individuals                        2.3        2.9            5.2           5.1         5.5         10.6
     Secured with liquid collateral                         (0.5)       2.7            2.2          (0.9)        5.6          4.7
---------------------------------------------------------------------------------------------------------------------------------
           Total retail loans                                2.6        5.4            8.0           5.5        10.9         16.4
                                                      ---------------------------------------------------------------------------
           Total loans net of  unearned income              11.9       28.5           40.4          22.2        55.6         77.8
---------------------------------------------------------------------------------------------------------------------------------
           Total interest income                      $     11.9   $   30.7      $    42.6    $     22.7   $    60.0   $     82.7
                                                      ---------------------------------------------------------------------------

Interest expense:
     Savings                                          $       --   $    0.1      $     0.1    $       --   $     0.2   $      0.2
     Interest-bearing demand                                 0.2        1.2            1.4           0.1         2.7          2.8
     Certificates under $100,000                             1.1        2.8            3.9           2.0         5.2          7.2
     Local CDs $100,000 and over                             1.1        2.2            3.3           1.7         3.8          5.5
---------------------------------------------------------------------------------------------------------------------------------
           Total core interest-bearing deposits              2.4        6.3            8.7           3.8        11.9         15.7
     National CDs $100,000 and over                          2.7       13.1           15.8           7.4        26.3         33.7
---------------------------------------------------------------------------------------------------------------------------------
           Total interest-bearing deposits                   5.1       19.4           24.5          11.2        38.2         49.4
                                                      ---------------------------------------------------------------------------
     Federal funds purchased and securities
        sold under agreements to repurchase                  0.8        5.0            5.8            --         9.5          9.5
     U.S. Treasury demand                                     --        0.1            0.1            --         0.1          0.1
---------------------------------------------------------------------------------------------------------------------------------
           Total short-term borrowings                       0.8        5.1            5.9            --         9.6          9.6
     Long-term debt                                         (0.2)       1.9            1.7          (0.2)        3.6          3.4
---------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                     $      5.7   $   26.4      $    32.1    $     11.0   $    51.4   $     62.4
Changes in net interest income                        $      6.2   $    4.3      $    10.5    $     11.7   $     8.6   $     20.3
                                                      ===========================================================================

--------
* Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

(1) Changes attributable to volume are defined as a change in average balance multiplied by the prior year's rate.

(2) Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

NONINTEREST INCOME

Noninterest income (after amortization) for the 2006 second quarter was $86.3 million. This was 13% more than for the year-ago second quarter. For the first six months of 2006, noninterest income (after amortization) was $169.0 million. This was 10% higher than for the first six months of 2005.

NONINTEREST INCOME (in millions)                         2006 Q2          2005 Q2              2006 YTD          2005 YTD
-------------------------------------------------------------------------------------------------------------------------
Advisory business revenue (1)                             $72.6            $64.3                $143.2            $129.4
Service charges on deposit accounts                         7.0              6.7                  13.9              13.5
Other noninterest income                                    6.8              5.4                  12.0              10.2
Securities gains/(losses)                                  (0.1)              --                  (0.1)              0.8
------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                  $86.3            $76.4                $169.0            $153.9
========================================================================================================================

------------
(1) Includes revenue from Wealth Advisory Services, Corporate Client Services, Cramer Rosenthal McGlynn, and Roxbury Capital Management, after amortization.

Revenue from the Wealth Advisory Services and Corporate Client Services businesses accounted for most of these increases in noninterest income.

THE WEALTH ADVISORY SERVICES BUSINESS

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

WAS revenue was 11% higher for the second quarter of 2006, and 9% higher for the first six months of 2006, than for the corresponding periods in 2005. The revenue increases resulted from a combination of new business development with new clients as well as existing clients, especially in the areas of investment management and financial planning services. The deterioration of financial markets during the 2006 second quarter masked the overall growth of the WAS business year-to-date.

WEALTH ADVISORY SERVICES REVENUE (in millions)           2006 Q2           2005 Q2           2006 YTD             2005 YTD
--------------------------------------------------------------------------------------------------------------------------
Trust and investment advisory fees                        $33.1             $30.3              $67.5                $60.3
Planning and other services fees                            8.9               7.8               16.3                 16.9
Mutual fund fees                                            5.0               4.3                9.7                  8.8
-------------------------------------------------------------------------------------------------------------------------
Total Wealth Advisory Services revenue                    $47.0             $42.4              $93.5                $86.0
=========================================================================================================================

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Most of the second quarter increase, and almost all of the year-to-date increase, in total WAS revenue came from trust and investment advisory revenue, which is where we record fees from our asset allocation and investment management services. New business development was more of a factor in the trust and investment advisory revenue growth than market appreciation, as comparisons with the S&P 500 Index illustrate.

REVENUE FROM NEW BUSINESS VS. MARKET APPRECIATION                         6/30/06 VS. 6/30/05        6/30/06 VS. 12/31/05
-------------------------------------------------------------------------------------------------------------------------
Change in WAS trust and investment advisory revenue                                  9%                          6%
Change in the S&P 500                                                                7%                          2%

We believe the S&P 500 is a good proxy for the equity investments in client accounts.

For the planning component of WAS revenue, the main contributors to the quarterly growth were business management services provided through Beverly Hills-based Grant Tani Barash & Altman (GTBA), and a variety of fiduciary and financial planning services. For the first six months of 2006, WAS planning revenue was $0.6 million less than for the corresponding period in 2005, because client demand for highly complex financial plans was lower. Planning revenue for the first quarter of 2005 included several very large fees associated with these types of plans.

Increases in the mutual fund component of WAS revenue reflected the rising market interest rate environment, which increased the attractiveness of money market mutual funds as an investment alternative.

The strength of business development activities was evident in WAS sales. WAS sales were 9% higher for the second quarter of 2006 and 13% higher for the first half of the year than for the corresponding periods in 2005. Sales of asset allocation and investment management services accounted for most of these increases. The New York market contributed the majority of the second quarter 2006 versus 2005 sales growth, while the California and Pennsylvania markets also recorded increases. For the first six months of 2006, the largest sales increases were recorded by the Pennsylvania, New York, and Delaware markets.

A large portion of the sales attributed to Delaware actually comes from clients throughout the United States who choose to locate accounts in Delaware in order to benefit from Delaware's trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states. We attribute these sales to Delaware because we serve these client accounts from our Delaware headquarters.

PERCENTAGE CONTRIBUTION TO TOTAL WAS SALES           2006 Q2           2005 Q2            2006 YTD            2005 YTD
----------------------------------------------------------------------------------------------------------------------
California                                              3%                3%                 4%                   6%
Delaware (1)                                           59%               64%                56%                  61%
Florida                                                 5%                6%                 7%                   6%
Georgia                                                 5%                4%                 4%                   5%
Maryland                                                1%                5%                 2%                   3%
New York                                               14%                5%                12%                   9%
Pennsylvania                                           13%               13%                15%                  10%

--------------
(1) Delaware's contribution includes business development with clients in other states who seek Delaware's trust advantages. Because we serve these clients from our headquarters, we attribute these sales to Delaware.

WEALTH ADVISORY SERVICES PROFITABILITY

WAS profitability measures for the 2006 second quarter reflected significant expansion expenses incurred during the 2006 second quarter, which included:

- Establishing WAS offices in the Lehigh Valley area of Eastern Pennsylvania and in Princeton, New Jersey, and hiring staff for those offices; and

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

- Launching the Wilmington Family Office (WFO) practice on the East Coast; adding WFO staff in Delaware, New Jersey, and New York; and opening a small WFO office in Stamford, Connecticut.

The associated growth in noninterest expense reduced pre-tax income on a year-over-year and linked-quarter basis, and diminished the WAS efficiency ratio.

EFFICIENCY RATIOS                        2006 Q2              2006 Q1             2005 Q2
-----------------------------------------------------------------------------------------
Wealth Advisory Services                  79.88%               77.22%              78.51%
Wilmington Trust consolidated             55.29%               57.02%              58.26%

THE CORPORATE CLIENT SERVICES BUSINESS

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

4. Investment/cash management. These fees reflect investment and cash management services we perform for capital markets clients who have residual cash management needs, and for retirement services clients. The majority of these fees are based on money market fund valuations. The remainder is based on the valuations of investment-grade fixed income instruments.

CCS revenue was 11% higher for the second quarter of 2006, and 12% higher for the first six months of 2006, than for the corresponding periods in 2005. Quarterly and year-to-date results were strong in the capital markets, entity management, and investment/cash management components of the CCS business.

CORPORATE CLIENT SERVICES REVENUE (in millions)      2006 Q2           2005 Q2           2006 YTD             2005 YTD
----------------------------------------------------------------------------------------------------------------------
Capital markets services                              $ 8.5             $ 8.1              $17.2                $15.4
Entity management services                              6.6               5.9               13.0                 11.8
Retirement services                                     3.2               2.9                6.3                  5.9
Investment/cash management services                     2.5               1.8                4.6                  3.6
----------------------------------------------------------------------------------------------------------------------
Total Corporate Client  Services revenue              $20.8             $18.7              $41.1                $36.7
======================================================================================================================

The main contributor to CCS revenue growth for the second quarter and first six months of 2006 was the investment/cash management component. This was the result of more proactive efforts to promote our money market mutual funds and fixed income investment management capabilities with new as well as existing clients. Most of the CCS investment/cash management revenue is tied to money market mutual funds. The remainder is based on the valuations of fixed income instruments, primarily asset-backed, U.S. Treasury, corporate, and other types of investment-grade securities.

In the capital markets component of the CCS business, demand was very strong in the second quarter and first six months of 2006 for specialty trust services, particularly collateral trustee and successor trustee services. We also saw

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006 increased demand for our commercial mortgage-backed defeasance services. In defeasance, one type of collateral is substituted for another. In these types of transactions, we act as a securities intermediary, a function that is analogous to escrow agent services.

This activity was offset somewhat by less revenue from services that support asset-backed securitizations (ABS). The decline in these fees reflected market conditions in the United States that are affecting ABS issuance:

- As these types of securitizations have gained popularity, they have become more common - and the fees they command are significantly lower than when this type of structure was new.

- The dollar volume of ABS issues has risen, but the actual number of issues has fallen. Competition for fewer issues has eroded pricing.

- Rising market interest rates have reduced demand for mortgage-backed securitizations.

- New Securities and Exchange Commission registration and reporting requirements (Regulation AB) have caused some issuers to delay or cancel transactions.

The ABS services we provide in Europe differ somewhat from those we provide in the United States. Most of the ABS transactions we support are structured in special purpose entities for which we provide independent directors and other administrative services. We record fees from ABS services we provide in Europe, therefore, as entity management revenue, rather than capital markets revenue.

In Europe, demand for asset-backed securitizations continued to rise, particularly for securitizations of residential and commercial mortgages. ABS activity and higher volumes of business development in Ireland, England, and Greece were the main causes of the growth in entity management revenue for the second quarter and first half of 2006. In Greece, ABS services are in demand because the expanding housing market has created more opportunities to securitize mortgages. In addition, Greece has one of the highest credit card utilization rates in Europe, which has led to more securitizations of credit card receivables.

Entity management revenue for the 2006 second quarter also reflected increased business development in the Cayman Islands, resulting from our acquisition of PwC Corporate Services (Cayman) from the accounting firm PricewaterhouseCoopers. This transaction was completed in May 2006.

Increases in revenue from retirement services resulted from higher asset valuations, which rose as clients added funds to their retirement plans. Approximately 50% of retirement services revenue is based on the value of retirement plan assets for which we serve as custodian.

CORPORATE CLIENT SERVICES PROFITABILITY

CCS pre-tax income for the 2006 second quarter was twice the amount for the year-ago second quarter, and 34% higher on a linked-quarter basis. In comparison, noninterest expense was only 2% higher year-over-year and 4% lower on a linked-quarter basis. The CCS efficiency ratio improved as a result.

EFFICIENCY RATIOS                                              2006 Q2              2006 Q1             2005 Q2
---------------------------------------------------------------------------------------------------------------
Corporate Client Services                                       71.85%               78.38%              84.07%
Wilmington Trust consolidated                                   55.29%               57.02%              58.26%

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

At Wilmington Trust, changes in WAS and CCS revenue are better indicators of business trends than assets under management or assets under administration. Since most of the assets we manage for clients are held in trusts, the amount of assets we manage is affected by trust distributions in addition to business flows and financial market

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

The following table compares changes in assets under management.

ASSETS UNDER MANAGEMENT (in billions)                     AT 6/30/06             AT 3/31/06          AT 12/31/05         AT 6/30/05
-----------------------------------------------------------------------------------------------------------------------------------
Wilmington Trust (1)                                         $26.4                  $27.2               $26.0               $26.0
Cramer Rosenthal McGlynn                                       9.4                    9.7                 8.9                 7.8
Roxbury Capital Management                                     3.3                    3.5                 3.3                 3.0
-----------------------------------------------------------------------------------------------------------------------------------
Total assets under management                                $39.1                  $40.4               $38.2               $36.8
===================================================================================================================================

----------
(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

The following table compares changes in assets under management and assets under administration at Wilmington Trust (excluding CRM and RCM). Most of the assets under administration are associated with the Corporate Client Services business.

CLIENT ASSETS AT WILMINGTON TRUST (in billions)                  AT 6/30/06        AT 3/31/06       AT 12/31/05          AT 6/30/05
-----------------------------------------------------------------------------------------------------------------------------------
Assets under management (1)                                        $ 26.4            $ 27.2            $ 26.0              $ 26.0
Assets under administration                                          74.3              74.9              74.9                71.9
-----------------------------------------------------------------------------------------------------------------------------------
Total client assets                                                $100.7            $102.1            $100.9               $97.9
===================================================================================================================================

--------------
(1) Assets under management include estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

INVESTMENT MIX OF WILMINGTON TRUST MANAGED ASSETS (1)        AT 6/30/06       AT 3/31/06       AT 12/31/05      AT 6/30/05
--------------------------------------------------------------------------------------------------------------------------
Equities                                                          51%             53%               56%            55%
Fixed income                                                      26%             24%               23%            25%
Cash and equivalents                                              13%             14%               12%            11%
Other assets                                                      10%              9%                9%             9%

-------------
(1)   Excluding CRM and RCM.

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

AFFILIATE MANAGER REVENUE (in millions)                         2006 Q2         2005 Q2          2006 YTD         2005 YTD
--------------------------------------------------------------------------------------------------------------------------
Revenue from Cramer Rosenthal McGlynn                             $5.5            $4.0             $9.5             $8.3
Revenue from Roxbury Capital Management                           $0.3            $0.2             $1.1             $0.5

AFFILIATE MANAGER MANAGED ASSETS (in millions)                AT 6/30/06      AT 3/31/06       AT 12/31/05      AT 6/30/05
--------------------------------------------------------------------------------------------------------------------------
Managed assets at Cramer Rosenthal McGlynn                     $9,392.0        $9,733.9          $8,899.0        $7,801.8
Managed assets at Roxbury Capital Management                   $3,253.3        $3,515.7          $3,287.3        $2,965.3

CRAMER ROSENTHAL MCGLYNN (CRM)

CRM's assets under management rose $1.59 billion, or 20%, during the 12 months ended June 30, 2006. Between December 31, 2005, and June 30, 2006, CRM added $493.0 million in managed assets. Asset inflows into the firm's small- and mid-cap products were the main reasons for these increases. Until the 2006 second quarter, market appreciation also contributed to the increases. Deterioration in the equity markets during the 2006 second quarter caused CRM's managed assets to decline from their 2006 first quarter level, ending a 13-quarter trend of increases in assets under management.

The higher levels of managed assets, plus hedge fund performance fees, caused 2006 second quarter revenue from CRM to increase 38% from the year-ago second quarter. On a year-to-date basis, revenue from CRM was 14% higher. Revenue from CRM for the first half of 2005 included a gain of approximately $1.4 million on the sale of an equity investment. Absent this gain, revenue from CRM for the first half of 2005 would have been $6.9 million and the year-to-date increase would have been 38%.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Our ownership position in CRM increased slightly during the 2006 second quarter, from 77.24% to 80.61%, as permitted by the put (relinquishment of interests) provisions in our acquisition agreement with CRM. The impact of this increase on CRM's revenue contribution to us was marginal. Despite the high percentage of our ownership position, CRM principals retain certain management controls, including veto powers, over a variety of matters. As a result, revenue we report from CRM is net of CRM's expenses. We do not consolidate CRM's financial results with ours.

ROXBURY CAPITAL MANAGEMENT (RCM)

At June 30, 2006, RCM's assets under management were 10% higher than at June 30, 2005, and slightly less than the amount recorded at December 31, 2005. Asset inflows into the firm's small- and mid-cap products accounted for the year-over-year increase in managed assets, and helped offset the effects of equity market declines during the 2006 second quarter.

Second quarter 2006 revenue from RCM was 50% higher than for the year-ago second quarter, mainly because of the corresponding increase in managed assets. On a year-to-date basis, revenue from RCM more than doubled. RCM continued to attract new assets to its products, and the firm launched several new small- and mid-cap growth funds during the 2006 second quarter.

At June 30, 2006, our ownership interest in RCM consisted of 41.23% of RCM's common shares and 30% of its gross revenues, unchanged from the fourth quarter of 2003.

OTHER NONINTEREST INCOME

OTHER NONINTEREST INCOME (in millions)                2006 Q2         2005 Q2         2006 YTD         2005 YTD
---------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                   $  7.0            $6.7           $13.9             $13.5
Other noninterest income                              $  6.8            $5.4           $12.0             $10.2
Securities gains/(losses)                             $ (0.1)             --           $(0.1)            $ 0.8

Income from service charges on deposit accounts was higher for the second quarter and first six months of 2006 than for the corresponding periods in 2005, mainly because:

-     The volume of returned items increased;

-     Revenue from ATMs was higher; and

ATMs                                              AT 6/30/06        AT 3/31/06     AT 12/31/05       AT 6/30/05
---------------------------------------------------------------------------------------------------------------
Number of ATMs                                         226              233             230              232

Other noninterest income was higher for the second quarter and first six months of 2006 than for the corresponding periods in 2005, mainly because:

- Revenue from loan fees increased, due to higher volumes of letters of credit extended on unfunded loan commitments.

- During the 2006 second quarter, we recorded nonrecurring income of approximately $1.0 million from a gain on the sale of real property.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

NONINTEREST EXPENSE

Noninterest expenses were $98.3 million and $195.9 million, respectively, for the second quarter and first half of 2006. These were increases of 7% and 8%, respectively, from the corresponding periods in 2005. These increases mirrored the expansion investments we have made over the past 12 months to add staff and capabilities that help us strengthen relationships with clients.

NONINTEREST EXPENSES (dollar amounts in millions)         2006 Q2           2005 Q2           2006 YTD          2005 YTD
------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                         $37.8             $35.0             $ 74.6            $ 67.9
Incentives and bonuses                                      10.3              10.1               20.6              19.9
Employment benefits                                         11.9              11.7               25.4              24.2
Total staffing-related expense (1)                         $60.0             $56.8             $120.6            $112.0

Total noninterest expense                                  $98.3             $91.7             $195.9            $182.1
Staffing expense as a % of total noninterest expense          61%               62%                62%               62%

------------
(1)   Salaries and wages, incentives and bonuses, and employment benefits.

Staffing-related expenses (salaries, incentives, and benefits) continued to represent the majority of noninterest expenses. At June 30, 2006, there were 46 more full-time-equivalent staff members than at December 31, 2005, and 90 more than at June 30, 2005.

STAFFING                                                        AT 6/30/06             AT 12/31/05            AT 6/30/05
------------------------------------------------------------------------------------------------------------------------
Full-time equivalent staff members                                 2,515                  2,469                  2,425

The increases in staffing reflected expansion that occurred during the 12 months ended June 30, 2006, including:

- New office openings in the Lehigh Valley area of eastern Pennsylvania; in Princeton, New Jersey; and in Stamford, Connecticut.

-     The launch of the Wilmington Family Office practice on the East Coast.

- The addition of captive insurance management services, in July 2005, to our Corporate Client Services capabilities.

- The Corporate Client Services acquisition, in May 2006, of PwC Corporate Services (Cayman).

- Expansion of existing Regional Banking offices in Delaware, Pennsylvania, and Maryland.

- Expansion of existing Wealth Advisory offices in Delaware, Pennsylvania, and New York.

Effective January 1, 2006, we adopted the retrospective method of accounting for stock-based compensation expense, in accordance with Statement of Financial Accounting Standards No. 123 (revised), and we adjusted prior period amounts accordingly. We record these costs in the incentives and bonus expense line.

INCENTIVES AND BONUSES (in millions)                    2006 Q2        2006 Q1        2005 Q4        2005 Q3        2005 Q2
---------------------------------------------------------------------------------------------------------------------------
Stock-based compensation expense                         $ 1.4          $ 2.0           $1.8           $1.7          $ 2.1
Total incentives and bonuses                             $10.3          $10.3           $8.8           $9.3          $10.1

The adjusted amounts for incentives and bonus expense, as well as for all other affected amounts, for the full years 1995 through 2005 are available at wilmingtontrust.com, by e-mail request to IR@wilmingtontrust.com, or by telephone request to (302) 651-8107.

In most other expense categories, the second quarter and year-to-date increases also were related to our expansion activities.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

In the subadvisor category of expenses, the 2006 second quarter and year-to-date increases reflected a credit of approximately $1 million that was recorded for the 2005 second quarter. This credit resulted from account reconciliations made when subadvisor expenses were consolidated under Wilmington Trust Investment Management. Absent this credit, the increase in subadvisor expense for the 2006 second quarter would have been $0.2 million, not $1.2 million. The year-to-date increase would have been $0.5 million, not $1.5 million. Subadvisor expense consists of payments to third-party investment advisors used in the Wealth Advisory business.

INCOME TAXES

Income tax expense for the second quarter and first half of 2006 was higher than for the corresponding periods in 2005 mainly because our pretax income was higher. Our 2006 second quarter and year-to-date effective tax rates were lower than for the corresponding year-ago periods because the volumes of stock options exercised were higher in 2006, which increased the tax-deductible portion of our stock-based compensation expense.

INCOME TAXES AND TAX RATE              2006 Q2              2005 Q2             2006 YTD            2005 YTD
------------------------------------------------------------------------------------------------------------
Pretax income (in millions)             $ 74.2              $ 61.0              $ 142.6              $122.6
Income tax expense (in millions)        $ 27.2              $ 22.4              $  51.4              $ 44.8
Effective tax rate                       36.66%              36.72%               36.04%              36.54%

CAPITAL RESOURCES

Our capital position remained strong during the first half of 2006. Stockholders' equity rose 5%; the returns on equity and assets improved; the capital generation rate improved; and our regulatory capital continued to exceed the minimum levels established by the Federal Reserve Board for well-capitalized institutions.

In a reflection of our capital strength, our Board of Directors raised the quarterly cash dividend 5% on April 20, 2006. This increased the quarterly dividend from $0.30 per share to $0.315 per share, or from $1.20 per share to $1.26 per share on an annualized basis. On July 20, 2006, the Board declared a regular quarterly dividend of $0.315 per share, to be paid on August 15, 2006, to shareholders of record as of August 1, 2006.

                                                         6 MOS. ENDED          YEAR ENDED       6 MOS. ENDED
CAPITAL STRENGTH                                            6/30/06             12/31/05           6/30/05
------------------------------------------------------------------------------------------------------------
Stockholders' equity (period-end, in millions)             $1,066.9             $1,017.7           $ 953.3
Return on average stockholders' equity (annualized)           17.61%               18.77%            16.93%
Return on average assets (annualized)                          1.79%                1.82%             1.64%
Capital generation rate (annualized)                            9.8%                10.3%              9.1%
Dividend payout ratio                                          46.0%                48.0%             51.0%

During the first half of 2006, we added $78.9 million to capital, including:

- $49.2 million, which reflected earnings of $91.1 million net of $41.9 million in cash dividends;

- $25.6 million from the issue of common stock under employment benefit plans;

-     $3.4 million in tax benefits from stock-based compensation costs; and

-     $0.7 million in foreign currency exchange adjustments.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Offsetting these additions were $29.7 million of reductions in capital, which consisted of:

-     $17.1 million in unrealized losses on securities, net of taxes;

-     $6.8 million for the repurchase of shares; and

- $5.8 million in derivative losses included in other comprehensive income, net of taxes.

Our share repurchase activity remained modest, as we opted to retain capital. During the first half of 2006, we repurchased 157,317 of our shares at an average per-share price of $43.46 and a total cost of $6.8 million. This brought the total number of shares repurchased under the current 8-million-share program, which commenced in April 2002, to 845,562, leaving 7,154,438 shares available for repurchase.

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve's guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

                                               AT                 AT                     MINIMUM TO BE             MINIMUM TO BE
REGULATORY CAPITAL RATIOS                   6/30/06            12/31/05             ADEQUATELY CAPITALIZED        WELL CAPITALIZED
----------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital                     12.66%             12.36%                         8%                         10%
Tier 1 risk-based capital                     7.74%              7.54%                         4%                          6%
Tier 1 leverage capital                       6.98%              6.74%                         4%                          5%

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth.

LIQUIDITY AND FUNDING

Liquidity refers to the ability to obtain cash, or to convert assets into cash or cash equivalents quickly without substantially affecting the asset's price. For banks, liquidity is defined as the ability to accommodate, efficiently and economically, decreases in deposits and increases in assets. Bank liquidity also includes managing the cash flows associated with amortization, prepayments, and maturities of loans and investment securities. A bank has liquidity when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost.

Liquidity is affected by the proportion of our funding that is provided by core deposits and stockholders' equity. We manage liquidity to ensure that we have sufficient cash (funding) to:

-     Support our operating and investing activities;

-     Meet increases in demand for loans and other assets;

-     Provide for decreases in deposits and other funding sources; and

-     Minimize funding and liquidity risk.

We manage our liquidity according to a policy established by our Asset/Liability Committee and approved by our Board of Directors. This policy:

-     Requires us to maintain liquidity within regulatory guidelines;

- Authorizes the use of such wholesale (non-core-deposit) funding alternatives as federal funds purchased, brokered CDs, Federal Reserve Bank discount window borrowings, advances from Federal Home Loan Banks, and repurchase agreements.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

- Establishes procedures for measuring liquidity needs on three-month, six-month, and one-year time horizons; and

- Prescribes numeric parameters for measuring liquidity risk on three-month, six-month, and one-year time horizons.

Our liquidity policy categorizes liquidity risk into three levels: Level I, Level II, and Level III, each of which places liquidity risk in the context of various internal and external scenarios.

Level I is the most favorable level. It indicates a normal banking operations scenario, with no indications of any funding pressures. At this level, the sources of funds available to us are diverse, and we are able to access them immediately at a reasonable cost and at the maturities we desire. As of June 30, 2006, we were operating within Level I parameters.

Level II indicates a state of warning that we might be encountering funding difficulties due to a combination of internal and external factors. These factors include real or perceived weakness in our earnings, deterioration in our asset quality, the potential for credit ratings downgrades, damage to our reputation, or changes in the economic or business environment. Were a Level II scenario to occur, we would implement an action plan that would include, but not be limited to:

-     Using Federal Home Loan Bank borrowings to fill in funding gaps;

-     Selling liquid securities;

-     Implementing a communications plan to clarify market perceptions; and

-     Expanding retail deposit strategies.

Level III indicates that the current composition of the balance sheet has created excessive liquidity risk. At this level, we would implement a contingency plan that would include, but not be limited to:

-     The steps outlined for a Level II scenario;

-     Restricting the acquisition of additional assets;

-     Restricting additional lending activities;

-     Restricting off-balance-sheet commitments; and

-     Selling liquid assets.

We have developed numeric parameters that correspond with each level of liquidity risk. To measure our liquidity needs and risk against these parameters, we use a funds-at-risk (FAR) ratio. The FAR ratio, which we calculate monthly, expresses on- and off-balance-sheet liquid assets as a percentage of wholesale liabilities. The FAR ratio considers these items on three-month, six-month, and one-year time horizons:

As of June 30, 2006, our FAR ratio calculations indicated that our liquidity position was within the parameters described in Level I of our liquidity risk policy.

We believe our liquidity management practices give us the flexibility to react to any potential changes that might adversely affect our liquidity risk. Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. All of our credit ratings are investment grade, and they substantiate our financial stability and the consistency, over time, of our earnings.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

We have undergone no credit rating changes since August 2004. In June 2006, Fitch Ratings affirmed its credit ratings of Wilmington Trust Corporation and Wilmington Trust Company. In August 2005, Standard & Poor's reaffirmed its credit ratings of Wilmington Trust Corporation and Wilmington Trust Company. Our most recent credit ratings are posted on wilmingtontrust.com in the "Investor Relations" section.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability, or increase the cost, of funding from the national markets.

FUNDING STRATEGY

We use a mix of liquidity - or funding - sources, including deposit balances; cash that is generated by the investment and loan portfolios; short- and long-term borrowings, which include national certificates of deposit in amounts of $100,000 and more (national CDs) as well as term federal funds; internally generated capital; and other credit facilities. Most of our funding comes from core deposits and wholesale borrowings (national CDs and short-term borrowings).

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

To compensate for this disparity, we augment core deposits with wholesale funding (national CDs and short-term borrowings). We adjust the mix between national CDs and short-term borrowings according to which of these two funding sources offers more favorable terms. We use wholesale funding because:

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

LIQUIDITY AND FUNDING IN THE FIRST SIX MONTHS OF 2006

During the first half of 2006, core deposits - demand deposits, interest-bearing demand deposits, time deposits, and local CDs $100,000 and over - continued to be our primary source of funding, but they accounted for a smaller proportion of our funding. This reflected our business strategy of expanding the commercial banking business

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006 throughout the Delaware Valley region while focusing our retail banking (and core deposit gathering) activities in the state of Delaware.

Between December 31, 2005, and June 30, 2006, loan balances rose 5%, but core deposit balances declined 1%.

PROPORTION OF FUNDING PROVIDED BY:                           AT 6/30/06          AT 12/31/05           AT 6/30/05
-----------------------------------------------------------------------------------------------------------------
Core deposits                                                   47.4%                49.5%               48.6%
Core deposits and stockholders' equity                          57.5%                59.4%               58.3%
National CDs and short-term borrowings                          37.3%                35.2%               35.7%

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

In addition to deposits, other sources of liquidity available to us as of June 30, 2006, included:

- Cash flow generated by our investment portfolio, which we expect will generate approximately $339 million of cash over the next 12 months from maturities, calls, and income. At June 30, 2006, the balance of the investment portfolio was $1.84 billion.

- The Federal Home Loan Bank of Pittsburgh, of which Wilmington Trust Company is a member. As of June 30, 2006, we had $0.8 billion in available borrowing capacity that was secured with collateral, compared with $0.9 billion at December 31, 2005.

- Lines of credit with U.S. financial institutions that totaled $100.0 million.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for affiliate money manager Cramer Rosenthal McGlynn (CRM). At June 30, 2006, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 80.61%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 4, 2006.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

Asset quality is one of the risks we encounter in the ordinary course of business. We discuss other types of risk elsewhere in this report.

Our two main categories of assets are investment securities and loans. As of June 30, 2006, loans represented 73% of our assets; investment securities represented 17%; goodwill represented 3%, premises and equipment represented 1%, and a combination of other assets accounted for the remainder. We discuss our investment securities portfolio in the narrative about our Statement of Condition in this report. For the purposes of this section, our discussion of asset quality centers on loan (credit) quality.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

CREDIT QUALITY OVERVIEW

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

CREDIT QUALITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

The 2006 second quarter marked the 21st consecutive quarter of loan growth:

- Period-end loan balances were up 10% from their year-ago levels and up 5% from the end of 2005.

- On average, second quarter 2006 loan balances were 11% higher than for the year-ago second quarter.

- For the first six months of 2006, loan balances, on average, were 10% higher than for the same period in 2005.

Opposite this loan growth, credit quality trends remained positive:

- At 5 basis points for the 2006 second quarter and 7 basis points year-to-date, the net charge-off ratio remained below historic levels. (Between 1995 and 2005, the full-year net charge-off ratio ranged from 24 to 44 basis points.)

- More than 97% of loans outstanding continued to receive pass ratings in the internal risk rating analysis.

- Nonaccruing loans declined from their year-end 2005 and year-ago second quarter amounts.

- Total nonperforming assets at June 30, 2006, were the same amount as at December 31, 2005, and 25% less than at the end of the year-ago second quarter.

-     The composition of the loan portfolio remained well diversified.

KEY MEASURES OF CREDIT QUALITY        3 MONTHS ENDED        3 MONTHS ENDED  6 MONTHS ENDED  6 MONTHS ENDED
(dollars in millions)                     6/30/06               6/30/05         6/30/06        6/30/05
----------------------------------------------------------------------------------------------------------
Total loan balances (period end)      $      7,755.2          $  7,053.1      $  7,755.2      $  7,053.1
Total loan balances (on average)      $      7,675.9          $  6,938.6      $  7,561.2      $  6,854.5

Gross charge-offs                     $          5.7          $      2.8      $      8.9      $      6.3
Recoveries                            $         (2.2)         $     (1.0)     $     (3.6)     $     (2.1)
Net charge-offs                       $          3.5          $      1.8      $      5.3      $      4.2
Net charge-off ratio (1)              5 basis points      3 basis points  7 basis points  6 basis points

------------------
(1) We calculate the net charge-off ratio by dividing the year-to-date dollar amount of net charge-offs by total loans, on average, for the period.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

NONPERFORMING ASSETS: While credit quality remained relatively unchanged overall, there were some shifts among several categories during the 2006 second quarter.

- At $29.5 million, nonaccruing loans were $24.7 million less than at the end of the year-ago second quarter, and $9.8 million less than at the end of 2005. Proceeds from a settlement we recorded in October 2005 accounted for approximately one-third of the year-over-year decline. During the 2006 second quarter, one loan was transferred from nonaccruing status to other real estate owned (OREO). This transfer accounted for almost half of the decline in nonaccruing loans since year-end 2005.

- The nonaccruing loan transferred to OREO during the 2006 second quarter accounted for the increases in this category of nonperforming assets. This asset consists of an agricultural parcel in New Jersey.

- One Delaware-based loan accounted for the increases in renegotiated loans. This loan, which represented approximately 50% of the total renegotiated loan amount as of June 30, 2006, was repaid in July 2006. Had this payment been received prior to June 30, 2006, the amount of renegotiated loans as of that date would have been $4.7 million, the same as at December 31, 2005.

NONPERFORMING ASSETS (dollars in millions)                        AT 6/30/06         AT 12/31/05           AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Nonaccruing loans                                                   $29.5               $ 39.3               $ 54.2
Ratio of nonaccruing loans to total loans                            0.38%                0.53%                0.77%
Other real estate owned (OREO) (1)                                  $ 4.8               $  0.2               $  0.2
Ratio of OREO to total loans                                         0.06%                  --%                  --%
Renegotiated loans (nonaccruing)                                    $ 9.9               $  4.7               $  4.9
Total nonperforming assets                                          $44.2               $ 44.2               $ 59.3
Ratio of nonperforming assets to total loans                         0.57%                0.60%                0.84%

---------------
(1) OREO consists of assets that we have acquired through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. We record OREO assets in "other assets" on our balance sheet at the lower of the asset's cost or estimated fair value less cost to sell, adjusted periodically based on current appraisals.

LOANS PAST DUE 90 DAYS OR MORE: On a dollar-amount basis, total loans past due 90 days or more were higher at June 30, 2006, than at December 31, 2005, but on a percentage basis, they continued to account for less than 1% of total loans outstanding.

LOANS PAST DUE 90 DAYS OR MORE  (dollars in millions)          AT 6/30/06           AT 12/31/05            AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Total loans past due 90 days or more                              $ 4.7                $ 4.1                  $ 2.9
Amount in the commercial portfolio                                $ 2.3                $ 1.5                  $ 0.5
Amount in the retail portfolio                                    $ 2.4                $ 2.6                  $ 2.4
Ratio of total past-due loans to total loans outstanding           0.06%                0.06%                  0.04%

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

SERIOUS-DOUBT LOANS: Loans recorded as serious-doubt loans are loans that we seriously doubt will be repaid, even though they are performing in accordance with their terms or are less than 90 days past due.

SERIOUS-DOUBT LOANS                                              AT 6/30/06          AT 12/31/05           AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Serious-doubt loans (in millions)                                  $20.7                $6.9                  $3.0
Ratio of serious doubt loans to total loan balances                  0.3%                0.1%                   --%

One commercial loan that we moved to serious-doubt status during the 2006 second quarter accounted for approximately 40% of the amount of serious-doubt loans at June 30, 2006. Two Wealth Advisory Services loans accounted for approximately 22% of the amount. Other commercial loans accounted for the remainder.

INTERNAL RISK RATING ANALYSIS: In our internal risk rating analysis, the percentage of loans rated pass continued to exceed 97%. The percentage of pass-rated loans has been higher than 92% since 1998, higher than 95% since 2000, and higher than 96% since the second quarter of 2004.

INTERNAL RISK RATING ANALYSIS                                      AT 6/30/06          AT 12/31/05         AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Pass                                                                 97.28%              97.24%              96.96%
Watchlisted                                                           1.89%               1.96%               2.00%
Substandard                                                           0.76%               0.73%               0.82%
Doubtful                                                              0.07%               0.07%               0.22%

PROVISION AND RESERVE FOR LOAN LOSSES: Changes in the provision and reserve for loan losses reflected loan growth, the results of the internal risk rating analysis, the level of loan repayments and recoveries, and the Delaware Valley economic environment. In light of the levels of past due, nonaccruing, and problem loans, we believed that the June 30, 2006, amounts of our provision and reserve for loan losses reflected a reasonable assessment of inherent loan losses.

PROVISION FOR LOAN LOSSES                     3 MONTHS ENDED     3 MONTHS ENDED    6 MONTHS ENDED     6 MONTHS ENDED
(In millions)                                     6/30/06           6/30/05          6/30/06             6/30/05
---------------------------------------------------------------------------------------------------------------------
Provision for loan losses                           $4.2              $3.8              $8.2                 $6.9

 RESERVE FOR LOAN LOSSES (dollars in millions)                      AT 6/30/06         AT 12/31/05         AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Reserve for loan losses                                              $ 94.3              $ 91.4              $ 92.4
Loan loss reserve ratio                                                1.22%               1.24%               1.31%
Unallocated reserve amount                                           $  6.1              $  6.1              $  7.7
% of total reserve that is unallocated                                  6.5%                6.7%                8.3%

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

LOAN PORTFOLIO COMPOSITION: On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

COMPOSITION OF THE LOAN PORTFOLIO                AT 6/30/06          AT 12/31/05           AT 6/30/05
-----------------------------------------------------------------------------------------------------
Commercial/financial/agricultural                    32%                 33%                   36%
Commercial real estate/construction                  20%                 17%                   13%
Commercial mortgage                                  16%                 17%                   18%
Residential mortgage                                  6%                  6%                    6%
Home equity                                           4%                  4%                    4%
Indirect auto                                         8%                  9%                    9%
Credit card                                           1%                  1%                    1%
Other consumer                                        6%                  5%                    5%
Secured with liquid collateral                        7%                  8%                    8%

For more information about how we manage commercial real estate/construction credit risk, please refer to the section on commercial lending in our discussion in this report of our Statement of Condition.

DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. These instruments include:

- Derivative instruments, such as interest rate swaps and interest rate floors.

- Instruments that generally accepted accounting principles deem to be off-balance-sheet arrangements, which means they do not appear on our balance sheet. These instruments include stand-by letters of credit, unfunded loan commitments, and unadvanced lines of credit.

- Contractual obligations that do appear on our balance sheet. These instruments include certificates of deposit, long-term debt, operating lease obligations, and other guaranties.

Among our derivative instruments are:

-     Interest rate swaps, which we employ:

      - So that clients may convert floating rate loan payments to fixed rate loan payments without exposing our company to interest rate risk. In these transactions, we retain the credit risk associated with the potential failure of counter-parties.

      - To manage the interest rate risk associated with our subordinated long-term debt.

- Interest rate floors, which we employ to hedge the interest revenue from our floating rate loans against declines in market interest rates.

As of June 30, 2006, our derivative instruments included:

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

-     A total of $950.8 million of interest rate swaps, as follows:

      - $412.9 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

      - $412.9 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market values of the aforementioned swaps we made on behalf of clients.

      - $125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt. This amount was $250 million lower than at December 31, 2005, because we terminated $250 million of interest rate swaps on March 31, 2006, as part of our interest rate risk management program. The terminated swaps were associated with the $250 million of subordinated long-term debt we issued on April 4, 2003. This debt was issued at a fixed rate of 4.875% and swapped immediately for a floating rate tied to the three-month Libor, which was 4.53% at December 31, 2005. We are accreting the discount-to-market value currently associated with this debt issue back to par over the remaining life of the debt.

- $1.0 billion of interest rate floors associated with floating rate commercial loans.

Our other contractual obligations as of June 30, 2006, consisted of:

- Two outstanding loans from the Federal Home Loan Bank of Pittsburgh that total $35.5 million. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $51.6 million. In Delaware, we lease many of our branch offices. We lease all of our branch offices outside of Delaware.

- An 80.61% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 4, 2006.

-     Certificates of deposit amounting to $4.30 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.58 billion.

The following table summarizes our current contractual obligations and the periods over which they extend.

PAYMENTS DUE (in millions)          TOTAL          LESS THAN 1 YEAR       1 TO 3 YEARS      3 TO 5 YEARS       MORE THAN 5 YEARS
--------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit          $   $4,302.3       $     4,067.9         $    169.8        $    44.5            $      20.1
Long-term debt obligations (1)          516.8                26.3              161.3             54.8                  274.4
Operating lease obligations              51.6                 9.3               22.2             13.9                    6.2
Guaranty obligations                      2.4                 2.4                 --               --                     --
Total                            $    4,873.1       $     4,105.9         $    353.3        $   113.2            $     300.7
================================================================================================================================

-----------
(1) Contractual obligations associated with long-term debt obligations include future interest payments.

The long-term debt obligations referenced in the table above consist of two outstanding subordinated debt issues and Federal Home Loan Bank advances. The first debt issue, for $125 million, was issued in 1998, was used to support acquisitions and expansion, and is due in 2008. The second debt issue, for $250 million, was

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006 issued in 2003, was used for general liquidity purposes, and is due in 2013. Both of these debt issues are included in the "Long-term debt" line of our balance sheet.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies conform with U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about the reserve for loan losses; stock-based employee compensation; revenue recognition for the Corporate Client Services business and the affiliate money managers; goodwill impairments; loan origination fees; and mortgage servicing assets.

For more information about our critical accounting policies, please refer to:

- Note 1, "Summary of significant accounting policies," which begins on page 62 of our 2005 Annual Report to Shareholders;

-     Note 1, "Accounting and reporting policies," in this report; and

-     Note 10, "Accounting pronouncements," in this report.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

Our ability to achieve the results reflected in such statements could be affected by, among other things, changes in national or regional economic conditions, changes in market interest rates; significant changes in banking laws or regulations; increased competition in our businesses; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions; and economic uncertainty created by unrest in other parts of the world.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

As of June 30, 2006, our model projected that:

- If short-term rates were to increase gradually by a total of 250 basis points over a 10-month period, our net interest income would increase 5.41% over the 12 months beginning June 30, 2006.

- If short-term rates were to decrease gradually over a 10-month period by a total of 250 basis points, our net interest income would decline by 5.04% over the 12 months beginning June 30, 2006.

IMPACT OF INTEREST RATE CHANGES                FOR THE 12 MONTHS                 FOR THE 12 MONTHS
ON NET INTEREST INCOME                         BEGINNING 6/30/06                 BEGINNING 12/31/05
---------------------------------------------------------------------------------------------------
Gradual increase of 250 basis points                 5.41%                              0.56%
Gradual decrease of 250 basis points                (5.04)%                            (3.97)%

As of March 31, 2006, we adjusted the simulation to reflect two changes:

- On March 31, 2006, we terminated $250 million of interest rate swaps that were associated with $250 million of subordinated long-term debt. We issued this debt at a fixed rate, which we immediately swapped for a floating rate. We terminated these swaps because a floating rate is more beneficial in a rising market interest rate environment. For more information about these swaps, please refer to Note 6, "Derivative and hedging activities," and the "Off-balance-sheet arrangements and contractual obligations" section of this report.

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

During the second quarter and first half of 2006:

- Our interest rate risk position remained asset sensitive, which means that our loan yields continued to rise at a faster pace than our deposit rates.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

- The repricing characteristics of our loan portfolio closely matched those of our wholesale funding sources.

- We added interest rate floor contracts to hedge a portion of the interest revenue from commercial floating rate loans against potential future declines in market interest rates.

- Deposit pricing pressure was modest, even though short-term market interest rates (as set by the Federal Open Market Committee) at June 30, 2006, were 100 basis points higher than at December 31, 2005, and 200 basis points higher than at the end of the year-ago second quarter.

The following tables compare our key yields and rates. For a more detailed analysis of our yields and rates, please refer to the "Analysis of earnings" section of this report.

                                          3 MONTHS       6 MONTHS       12 MONTHS       3 MONTHS        6 MONTHS
                                           ENDED           ENDED          ENDED           ENDED           ENDED
AVERAGE YIELDS AND RATES                   6/30/06        6/30/06        12/31/05         6/30/05        6/30/05
--------------------------------------------------------------------------------------------------------------------
Investment securities portfolio            4.67%           4.60%           4.28%           4.27%          4.21%
Commercial loans                           7.82%           7.63%           6.40%           6.04%          5.85%
Total loans                                7.45%           7.28%           6.22%           5.93%          5.77%
Total earning assets                       6.90%           6.74%           5.80%           5.58%          5.43%

Core interest-bearing deposits             1.98%           1.90%           1.39%           1.29%          1.23%
National CDs                               4.98%           4.73%           3.36%           3.03%          2.78%
Total interest-bearing deposits            3.15%           3.00%           2.13%           1.94%          1.78%
Short-term borrowings                      4.67%           4.44%           3.20%           2.92%          2.72%
Total cost of funds                        3.10%           2.95%           2.09%           1.92%          1.78%
Net interest margin                        3.80%           3.79%           3.71%           3.66%          3.65%

On a year-to-date basis, the net interest margin at June 30, 2006, was 3.79%, which was 14 basis points higher than the 3.65% recorded for the first six months of 2005.

The tables above and below demonstrate how asset repricing is outpacing liability repricing. Comparing the three months ended June 30, 2006, with the 12 months ended December 31, 2005, the yield on total earning assets increased 110 basis points, while the total cost of funds increased 101 basis points. Comparing the three months ended June 30, 2006 and 2005, the yield on total earning assets rose 132 basis points, while the corresponding increase in the total cost of funds was 118 basis points.

                                                3 MOS. ENDED 6/30/06 VS.               3 MOS. ENDED JUNE 30,
BASIS POINT (BPS) INCREASES                     12 MONTHS ENDED 12/31/05                   2006 VS. 2005
----------------------------------------------------------------------------------------------------------------
Investment securities portfolio                          39 bps                                40 bps
Commercial loans                                        142 bps                               178 bps
Total loans                                             123 bps                               152 bps
Total earning assets                                    110 bps                               132 bps

Core interest-bearing deposits                           59 bps                                69 bps
National CDs                                            162 bps                               195 bps
Total interest-bearing deposits                         102 bps                               121 bps
Short-term borrowings                                   147 bps                               175 bps
Total cost of funds                                     101 bps                               118 bps
Net interest margin                                       9 bps                                14 bps

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

The following table compares the percentages of fixed and floating rate loans in our portfolio, and our prime lending rate, which serves as a point of reference for a substantial number of the floating-rate loans in our commercial loan portfolio.

FLOATING- VS. FIXED-RATE LOANS OUTSTANDING                        AT 6/30/06         AT 12/31/05        AT 6/30/05
---------------------------------------------------------------------------------------------------------------------
Percentage of loans with floating rates                               76%                 77%               79%
Percentage of loans with fixed rates                                  24%                 23%               21%
Wilmington Trust prime lending rate (period end)                    8.25%               7.25%             6.25%
Wilmington Trust prime lending rate (YTD average)                   7.43%               6.19%             5.44%

As of June 30, 2006:

-  Of our total floating-rate loans, approximately 81% were commercial loans.

- The pricing on approximately 63% of commercial floating-rate loans was tied to a prime lending rate of 8.25%.

- The pricing on approximately 31% of commercial floating-rate loans was tied to the 30-day London Interbank Offered Rate (Libor) of 5.33%.

The pricing characteristics of our commercial loan portfolio closely matched those of our wholesale funding sources:

                          COMMERCIAL
                     FLOATING RATE LOANS                       NATIONAL CDS                      SHORT-TERM BORROWINGS
AS OF        REPRICING IN = OR LESS THAN 30 DAYS      MATURING = OR LESS THAN 90 DAYS       MATURING = OR LESS THAN 90 DAYS
---------------------------------------------------------------------------------------------------------------------------
6/30/06                     92%                                    59%                                  94%
3/31/06                     92%                                    76%                                  87%
12/31/05                    92%                                    87%                                  90%
6/30/05                     92%                                    90%                                  84%

The percentage of national CDs maturing within 90 days fell during the 2006 second quarter because of flatness in the yield curve. In a period of rising interest rates, when there is no rate difference between 90-day and 120-day instruments, we prefer to take the longer maturity.

Changes in the yields on our floating-rate loans may not correlate directly with market interest rate changes, because:

- Not all of our floating rate loans are pegged to the targeted federal funds rate, and

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Most of our financial market risk exposure is in noninterest income, where some categories of advisory revenue are based on the market values of assets we manage or hold in custody for clients.

In Wealth Advisory Services, all of the revenue recorded in the category of trust and investment advisory fees is based on the market values of equity, fixed income, and other classes of assets.

In Corporate Client Services, approximately 50% of revenue recorded as retirement services revenue is based on the market values of retirement plans for which we are custodian. All of the revenue recorded as Corporate Client investment/cash management revenue reflects service charges that are based on the value of cash assets in money market mutual funds or fixed income investments.

All of the income we receive from our ownership positions in the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management, is based on equity market valuations.

For the second quarter and first six months of 2006, approximately 52% and 53%, respectively, of our total noninterest income (after amortization) was subject to financial market risk, as the following table shows. Approximately 26% of our total net interest and noninterest income (after amortization and the provision for loan losses) for the second quarter and first half of 2006 was subject to financial market risk.

NONINTEREST INCOME BASED ON MARKET VALUATIONS                             2006      2005        2006        2005
(dollars in millions)                                                      Q2        Q2          YTD         YTD
---------------------------------------------------------------------------------------------------------------------
WAS trust and investment advisory fees                                  $ 33.1     $ 30.3      $ 67.5      $ 60.3
CCS retirement services revenue                                            3.2        2.9         6.3         5.9
CCS investment and cash management revenue                                 2.5        1.8         4.6         3.6
Affiliate manager revenue                                                  5.8        4.2        10.6         8.8
Total revenue based on market valuations                                $ 44.6     $ 39.2      $ 89.0      $ 78.6

Total noninterest income (after amortization)                           $ 86.3     $ 76.4      $169.0      $153.9
% of total noninterest income tied to market values                         52%        51%         53%         51%

Total net interest and noninterest income
(after the provision and amortization)                                  $172.5     $152.7      $338.5      $304.7
% of total net interest and noninterest income tied to market values        26%        26%         26%         26%

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Economic indicators for the Delaware Valley region remained positive in the second quarter and first half of 2006:

- According to the U.S. Bureau of Labor Statistics, as of June 2006, the U.S. unemployment rate was 4.6%. In comparison, Delaware's unemployment rate was 3.7%, down from 4.2% at the end of the year-ago second quarter.

- On April 21, 2006, the Delaware Department of Labor reported it expects Delaware to gain approximately 7,000 jobs in 2006 and that job growth will outpace the 2005 level. Gains in insurance, real estate, retail banking, health care, retail, and construction jobs are expected to offset declines in manufacturing and credit card jobs.

- In its State Profiles for summer 2006, the Federal Deposit Insurance Corporation reported that:

   - Delaware's rate of job growth is outpacing the nation's, due to strength in the retail, government, and health care sectors.

   - Pennsylvania's economy continues to strengthen, with improved job growth and lower unemployment.

   - Employment in eastern Pennsylvania has been helped by strong population in-migration (people relocating from other states) in the Lehigh Valley area.

   - In New Jersey, during the first quarter of 2006, job growth reached its highest quarterly rate since the fourth quarter of 2000.

- According to data published by the Federal Reserve Bank of Philadelphia for June 2006, economic activity indices for the region rose over the previous 12 months and modest economic growth was projected through the first quarter of 2007.

- Delaware's population continued to increase due to the state's convenient mid-Atlantic location, favorable tax climate, affordable housing relative to other states in the region, and desirability as a retirement destination. According to the U.S. Census Bureau, Delaware was the ninth fastest-growing state in the United States for the 12 months ended July 1, 2005 (the most recent data available) and the seventh most popular for attracting permanent residents aged 65 and older.

- According to the Delaware Population Consortium, approximately two-thirds of Delaware's population growth is coming from migration into the state, with the remainder occurring naturally (births minus deaths). Approximately 80% of the people moving to Delaware are coming from other parts of the United States. The rest are migrating from other countries.

- In Maryland, a study conducted by Towson University for the state's Department of Business and Economic Development predicted that the Pentagon's military base realignment will add 28,000 households to Maryland's population over the next decade. In November 2005, the department said that the Pentagon's Base Realignment and Closing initiative could add 40,000 to 45,000 jobs in the Baltimore and northeast Maryland area, as contractors and service providers cluster near Ft. Meade and Aberdeen Proving Ground. The Aberdeen Proving Ground is located in Harford County, Maryland, not far from our lending office in Bel Air.

On January 1, 2006, Bank of America Corporation completed its acquisition of Delaware-based MBNA Corporation. According to published reports, Bank of America employs approximately 202,300 people worldwide, approximately 11,700 of whom work in Delaware. Bank of America has said it plans to eliminate as many as 6,000 jobs as a result of the MBNA acquisition. According to news reports published on July 26, 2006, Bank of America had eliminated 4,000 jobs in the United States, approximately 800 of which were Delaware jobs. In a speech to the Wilmington (Delaware) Rotary Club on July 27, 2006, Bank of America's senior executive in Delaware said he "believes the worst of the cuts are behind us" and that the bank is achieving many reductions through attrition, rather than layoffs. It is impossible to predict how potential job losses at Bank of America might affect Delaware's economy or our financial condition.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

Delaware is among the East Coast's leading poultry producers. It is impossible to predict how an outbreak of avian influenza might affect the state's economy, our credit quality, or our financial condition. As of June 30, 2006, we had approximately $62 million in credit exposure to the poultry industry.

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

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

We do not expect the ultimate resolution of any legal matters outstanding as of June 30, 2006, to have a materially adverse effect on our consolidated financial condition.

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the second quarter or first six months of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

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

                                                                                        (d) Maximum
                                                                                        Number (or
                                                                                        Approximate
                                                                (c) Total Number     Dollar Value) of
                               (a) Total           (b)           of Shares (or       Shares (or Units)
                               Number of         Average        Units) Purchased      that May Yet Be
                              Shares (or        Price Paid    as Part of Publicly     Purchased Under
                                Units)        per Share (or     Announced Plans        the Plans or
         Period                Purchased          Unit)           or Programs            Programs
-----------------------------------------------------------------------------------------------------
Month #1                             --               --                --               7,156,831
April 1 -
April 30, 2006

Month #2
May 1, 2006 -
May 31, 2006                      2,393           $41.79             2,393               7,154,438

Month #3
June 1, 2006 -
June 30, 2006                        --               --                --               7,154,438
--------------------------------------------------------------------------------------------------
Total                             2,393           $41.79             2,393               7,154,438
==================================================================================================

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the second quarter of 2006 was consistent with the Federal Reserve Board's policy.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Shareholders' Meeting on April 20, 2006 (Annual Meeting), the nominees for directors of the Corporation proposed were elected. Shareholders cast votes for those nominees as follows:

NOMINEE                                              FOR                               WITHHELD
-------------------------------------------------------------------------------------------------------
Ted T. Cecala                                   56,001,538.689                       822,710.802
David P. Roselle                                55,928,146.691                       896,102.800

The terms of Carolyn S. Burger, Charles S. Crompton Jr., R. Keith Elliott, Robert V.A. Harra Jr., Gailen Krug, Rex L. Mears, Stacey J. Mobley, H. Rodney Sharp III, Robert W. Tunnell Jr., and Susan D. Whiting continued after the Annual Meeting.

ITEM 5. OTHER INFORMATION.

Not applicable.

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

32       Section 1350 Certification (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)   Filed herewith.

                          Wilmington Trust Corporation
           Form 10-Q for the three and six months ended June 30, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WILMINGTON TRUST CORPORATION

Date: August 9, 2006                /s/ Ted T. Cecala
                                    ---------------------------------------
                                    Name: Ted T. Cecala
                                    Title: Chairman of the Board and
                                           Chief Executive Officer
                                           (Authorized Officer)

Date: August 9, 2006                /s/ David R. Gibson
                                    ---------------------------------------
                                    Name: David R. Gibson
                                    Title: Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)