Form 10-Q
period 2006-09-30
WILMINGTON TRUST CORP
filed 2006-11-09
CIK 872821

2006 Q3 10-Q #5

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding as of September 30, 2006
             -----               ------------------------------------
COMMON STOCK - PAR VALUE $1.00                68,431,543

2006 Q3 10-Q #5

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

                          THIRD QUARTER 2006 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Statements of Condition                                 1
         Consolidated Statements of Income                                    3
         Consolidated Statements of Cash Flows                                5
         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           25

Item 3   Quantitative and Qualitative Disclosures About Market Risk          70

Item 4   Controls and Procedures                                             76

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                   77

Item 1A  Risk Factors                                                        77

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         77

Item 3   Defaults upon Senior Securities                                     78

Item 4   Submission of Matters to a Vote of Security Holders                 78

Item 5   Other Information                                                   78

Item 6   Exhibits                                                            78

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                     ----------------------------
                                                                     September 30,   December 31,
(In millions, except share amounts)                                           2006           2005
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $   268.4          $   264.0
                                                                     ----------------------------
Federal funds sold and securities purchased
   under agreements to resell                                             38.4               14.3
                                                                     ----------------------------
Investment securities available for sale:
   U.S. Treasury                                                         230.8              161.1
   Government agencies                                                   533.0              410.8
   Obligations of state and political subdivisions                         7.8                9.0
   Other securities                                                    1,208.8            1,345.4
-------------------------------------------------------------------------------------------------
      Total investment securities available for sale                   1,980.4            1,926.3
                                                                     ----------------------------
Investment securities held to maturity:
   Obligations of state and political subdivisions                         1.6                2.0
      (market values of $1.7 and $2.1, respectively)
   Other securities (market values of $0.3 and $0.5, respectively)         0.3                0.5
-------------------------------------------------------------------------------------------------
      Total investment securities held to maturity                         1.9                2.5
                                                                     ----------------------------
Loans:
   Commercial, financial, and agricultural                             2,378.1            2,461.3
   Real estate - construction                                          1,610.9            1,233.9
   Mortgage - commercial                                               1,254.5            1,223.9
-------------------------------------------------------------------------------------------------
      Total commercial loans                                           5,243.5            4,919.1
                                                                     ----------------------------
   Mortgage - residential                                                518.7              455.5
   Consumer                                                            1,489.7            1,438.3
   Secured with liquid collateral                                        528.3              584.8
-------------------------------------------------------------------------------------------------
      Total retail loans                                               2,536.7            2,478.6
                                                                     ----------------------------
      Total loans net of unearned income                               7,780.2            7,397.7
   Reserve for loan losses                                               (93.6)             (91.4)
-------------------------------------------------------------------------------------------------
      Net loans                                                        7,686.6            7,306.3
                                                                     ----------------------------
Premises and equipment, net                                              151.6              147.6
Goodwill, net of amortization                                            291.1              348.3
Other intangible assets, net of amortization                              38.8               36.2
Accrued interest receivable                                               63.9               54.5
Other assets                                                             176.1              132.8
-------------------------------------------------------------------------------------------------
      Total assets                                                   $10,697.2          $10,232.8
                                                                     ============================

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                        ----------------------------
                                                        September 30,   December 31,
(In millions, except share amounts)                              2006           2005
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                           $   861.3          $ 1,014.8
   Interest-bearing:
      Savings                                               292.5              326.3
      Interest-bearing demand                             2,417.5            2,360.0
      Certificates under $100,000                           995.5              923.0
      Local CDs $100,000 and over                           574.7              436.5
------------------------------------------------------------------------------------
         Total core deposits                              5,141.5            5,060.6
      National CDs $100,000 and over                      2,742.7            2,228.6
------------------------------------------------------------------------------------
         Total deposits                                   7,884.2            7,289.2
                                                        ----------------------------
Short-term borrowings:
   Federal funds purchased and securities sold
      under agreements to repurchase                      1,146.7            1,355.6
   U.S. Treasury demand                                       7.0               18.1
   Line of credit                                            15.0                 --
------------------------------------------------------------------------------------
      Total short-term borrowings                         1,168.7            1,373.7
                                                        ----------------------------
Accrued interest payable                                     77.1               45.7
Other liabilities                                           107.4              105.9
Long-term debt                                              395.2              400.4
------------------------------------------------------------------------------------
      Total liabilities                                   9,632.6            9,214.9
                                                        ----------------------------
Minority interest                                             0.3                0.2
                                                        ----------------------------
Stockholders' equity:
   Common stock ($1.00 par value) authorized
      150,000,000 shares; issued 78,528,346                  78.5               78.5
   Capital surplus                                          165.8              145.0
   Retained earnings                                      1,104.5            1,071.7
   Accumulated other comprehensive loss                     (18.6)             (21.8)
------------------------------------------------------------------------------------
      Total contributed capital and retained earnings     1,330.2            1,273.4
   Less:  Treasury stock, at cost, 10,096,803 and
      10,625,067 shares, respectively                      (265.9)            (255.7)
------------------------------------------------------------------------------------
      Total stockholders' equity                          1,064.3            1,017.7
                                                        ----------------------------
      Total liabilities and stockholders' equity        $10,697.2          $10,232.8
                                                        ============================

See Notes to Consolidated Financial Statements

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                         ---------------------------------
                                                           For the three      For the nine
                                                            months ended      months ended
                                                           September 30,     September 30,
                                                         ---------------------------------
(In millions, except share amounts)                        2006     2005     2006     2005
------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                               $152.6   $114.3   $427.6   $311.8
Interest and dividends on investment securities:
   Taxable interest                                        20.5     18.6     59.7     52.9
   Tax-exempt interest                                      0.1      0.1      0.4      0.5
   Dividends                                                1.5      1.4      4.5      4.5
Interest on federal funds sold and securities
   purchased under agreements to resell                     0.3      0.5      0.7      0.7
------------------------------------------------------------------------------------------
   Total interest income                                  175.0    134.9    492.9    370.4
                                                         ---------------------------------
Interest on deposits                                       61.8     36.5    164.0     89.4
Interest on short-term borrowings                          13.5      9.2     38.6     24.7
Interest on long-term debt                                  6.7      5.5     19.6     14.9
------------------------------------------------------------------------------------------
   Total interest expense                                  82.0     51.2    222.2    129.0
                                                         ---------------------------------
Net interest income                                        93.0     83.7    270.7    241.4
Provision for loan losses                                  (6.6)    (2.9)   (14.8)    (9.8)
------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses     86.4     80.8    255.9    231.6
                                                         ---------------------------------
NONINTEREST INCOME
Advisory fees:
   Wealth Advisory Services:
      Trust and investment advisory fees                   33.0     32.7    100.4     92.9
      Mutual fund fees                                      5.3      4.4     15.0     13.2
      Planning and other services                           8.8      6.4     25.1     23.3
------------------------------------------------------------------------------------------
         Total Wealth Advisory Services                    47.1     43.5    140.5    129.4
                                                         ---------------------------------
   Corporate Client Services:
      Capital markets services                              8.2      8.3     25.4     23.7
      Entity management services                            6.8      5.7     19.8     17.5
      Retirement services                                   3.4      3.2      9.8      9.1
      Investment/cash management services                   2.7      1.9      7.3      5.4
------------------------------------------------------------------------------------------
         Total Corporate Client Services                   21.1     19.1     62.3     55.7
                                                         ---------------------------------
   Cramer Rosenthal McGlynn                                 4.6      3.4     14.1     11.8
   Roxbury Capital Management                                --      0.3      1.1      0.8
------------------------------------------------------------------------------------------
      Advisory fees                                        72.8     66.3    218.0    197.7
   Amortization of affiliate other intangibles             (1.1)    (1.0)    (3.1)    (3.1)
------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate other intangibles                    71.7     65.3    214.9    194.6
                                                         ---------------------------------
Service charges on deposit accounts                         7.3      7.4     21.1     20.9
Loan fees and late charges                                  2.1      2.0      5.9      5.3
Card fees                                                   2.4      2.0      6.7      6.0
Other noninterest income                                    1.0      3.0      5.0      5.9
Securities gains                                            0.1       --       --      0.8
------------------------------------------------------------------------------------------
   Total noninterest income                                84.6     79.7    253.6    233.5
                                                         ---------------------------------
   Net interest and noninterest income                    171.0    160.5    509.5    465.1
                                                         ---------------------------------

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                      -------------------------------------
                                                          For the three        For the nine
                                                           months ended        months ended
                                                          September 30,       September 30,
                                                      -------------------------------------
(in millions, except share amounts)                      2006      2005      2006      2005
-------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                       39.5      35.4     114.1     103.3
Incentives and bonuses                                    8.9       9.3      29.5      29.1
Employment benefits                                      11.4      11.6      36.8      35.8
Net occupancy                                             6.7       5.5      19.0      16.3
Furniture, equipment, and supplies                        9.2       8.7      28.2      26.3
Advertising and contributions                             2.2       2.4       6.2       6.6
Servicing and consulting fees                             2.8       2.3       7.5       7.3
Subadvisor expense                                        2.7       2.7       8.4       6.9
Travel, entertainment, and training                       2.5       2.6       7.0       6.2
Originating and processing fees                           2.8       2.8       8.0       7.7
Legal and auditing fees                                   1.7       1.6       4.9       5.2
Impairment write-down                                    72.3        --      72.3        --
Other noninterest expense                                 8.2       8.6      24.9      24.9
-------------------------------------------------------------------------------------------
   Total noninterest expense                            170.9      93.5     366.8     275.6
                                                      -------------------------------------
NET INCOME
   Income before income taxes and minority interest       0.1      67.0     142.7     189.5
Income tax (benefit)/expense                             (5.0)     24.1      46.3      68.8
-------------------------------------------------------------------------------------------
   Net income before minority interest                    5.1      42.9      96.4     120.7
Minority interest                                        (0.1)      0.1       0.1       0.2
-------------------------------------------------------------------------------------------
   Net income                                         $   5.2   $  42.8   $  96.3   $ 120.5
                                                      =====================================
Net income per share:
   Basic                                              $  0.08   $  0.63   $  1.41   $  1.78
                                                      =====================================
   Diluted                                            $  0.07   $  0.62   $  1.38   $  1.76
                                                      =====================================
Weighted average shares outstanding:
   Basic (000s)                                        68,647    67,788    68,399    67,630
   Diluted (000s)                                      69,933    68,699    69,716    68,440

See Notes to Consolidated Financial Statements

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                          -----------------
                                                                               For the nine
                                                                               months ended
                                                                              September 30,
                                                                          -----------------
(In millions)                                                                2006      2005
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                             $  96.3   $ 120.5
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                           14.8       9.8
         Provision for depreciation and other amortization                   15.0      14.5
         Impairment write-down                                               72.3        --
         Amortization of other intangible assets                              4.0       4.0
         Minority interest in net income                                      0.1       0.2
         Amortization of investment securities available for sale
         discounts and premiums                                               0.9       3.1
         Deferred income taxes                                              (11.8)     (0.1)
         Employer pension contribution                                      (15.0)    (25.0)
         Originations of residential mortgages available for sale           (62.4)    (79.1)
         Gross proceeds from sales of residential mortgages                  63.0      80.3
         Gains on sales of residential mortgages                             (0.6)     (1.2)
         Securities gains                                                      --      (0.8)
         Tax benefits realized from stock-based awards                       (4.3)     (0.2)
         Increase in interest rate floor contracts                          (19.9)       --
         Increase in other assets                                           (25.0)    (17.0)
         Increase in other liabilities                                       46.5      21.7
-------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          173.9     130.7
                                                                          -----------------
INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale           21.2      27.2
   Proceeds from maturities of investment securities available for sale     660.7     397.8
   Proceeds from maturities of investment securities held to maturity         0.6       0.5
   Purchases of investment securities available for sale                   (732.4)   (561.8)
   Purchases of investment securities held to maturity                         --      (0.1)
   Cash paid for purchase of subsidiary                                      (2.6)     (0.6)
   Investment in affiliate                                                  (15.9)       --
   Purchase of client list                                                   (0.6)       --
   Purchases of residential mortgages                                       (10.7)     (7.6)
   Net increase in loans                                                   (384.4)   (528.3)
   Purchases of premises and equipment                                      (20.3)    (11.9)
   Dispositions of premises and equipment                                     1.6       0.8
-------------------------------------------------------------------------------------------
         Net cash used for investing activities                            (482.8)   (684.0)
                                                                          -----------------

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                                      -----------------
                                                                           For the nine
                                                                           months ended
                                                                          September 30,
                                                                      -----------------
(In millions)                                                            2006      2005
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in demand, savings, and interest-bearing
      demand deposits                                                  (129.8)   (205.8)
   Net increase  in certificates of deposit                             724.8     882.8
   Net decrease in federal funds purchased and securities sold
     under agreements to repurchase                                    (208.9)    (15.8)
   Net decrease in U.S. Treasury demand                                 (11.1)    (24.2)
   Net increase in Line of credit                                        15.0        --
   Cash dividends                                                       (63.5)    (59.9)
   Distributions to minority shareholders                                  --      (0.1)
   Proceeds from common stock issued under employment benefit plans      35.4      16.9
   Tax benefits realized from stock-based awards                          4.3       0.2
   Payments for common stock acquired through buybacks                  (29.1)     (1.7)
---------------------------------------------------------------------------------------
      Net cash provided by financing activities                         337.1     592.4
                                                                      -----------------
   Effect of foreign currency translation on cash                         0.3      (0.2)
                                                                      -----------------
   Increase in cash and cash equivalents                                 28.5      38.9
   Cash and cash equivalents at beginning of period                     278.3     311.9
---------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                      $ 306.8   $ 350.8
                                                                      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                           $ 190.7   $ 112.7
   Taxes                                                                 79.9      54.4

Liabilities were assumed in conjunction with the acquisition of PwC Corporate Services (Cayman) Limited; Cramer Rosenthal McGlynn, LLC; GTBA Holdings, Inc.; and Wilmington Trust SP Services (London) Limited as follows:

Book value of assets acquired                                         $   0.3   $   0.1
Goodwill and other intangible assets from acquisitions                   19.7       8.2
                                                                      -----------------
Fair value of assets acquired                                            20.0       8.3
Cash paid                                                               (19.1)     (0.6)
---------------------------------------------------------------------------------------
Liabilities assumed                                                   $   0.9   $   7.7
                                                                      =================

See Notes to Consolidated Financial Statements

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

In the course of applying our critical accounting policies, we make subjective judgments, estimates, and assumptions about uncertainties and trends. These estimates affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. We make estimates concerning revenue recognition, the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, loan origination fees, and mortgage servicing assets. We evaluate these estimates on an ongoing basis.

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

NOTE 2 - STOCK-BASED COMPENSATION PLANS

We offer a long-term stock-based incentive plan, an executive incentive plan, and an employee stock purchase plan, as described below. The Compensation Committee and the Select Committee of our Board of Directors administer these plans.

- Long-term stock-based incentive plans. Under our 2005 long-term incentive plan, we may grant incentive stock options, nonstatutory stock options, restricted stock, and other stock-based awards to officers, other key staff members, directors, and advisory board members for up to 4 million shares of common stock. Under this plan and its predecessors, the exercise price of each option equals the last sale price of our common stock on the date of the grant. Options are subject to a vesting period, which is normally three years (or such other term as our Compensation Committee or Select Committee may determine). Options have a maximum term of 10 years.

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

When option recipients exercise their options, we issue shares and record the proceeds as additions to capital. When restricted stock grants are forfeited before they vest, we reacquire the shares, hold them in our treasury, and use them to grant new awards. The stock-based compensation expense we record includes estimates of forfeitures. When stock option or restricted stock awards vest, we adjust both retained earnings and stock-based compensation expense to reflect actual forfeitures that occurred prior to the vesting date.

For the employee stock purchase plan, we record stock-based compensation expense that represent the fair value of plan participants' options to purchase shares, amortized over the plan's fiscal year.

At September 30, 2006, we held approximately 10.1 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans. We may repurchase additional shares under our current 8-million-share repurchase program, which commenced in April 2002. As of September 30, 2006, there were 6,649,923 shares available for repurchase under this program.

Prior to January 1, 2006, we accounted for stock-based compensation expense under the intrinsic value method permitted by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic value method limited the compensation expense to the excess of a stock option's market price on its grant date over the option's exercise price. Since the stock options we award have exercise prices equal to market values on the grant date, there was no excess, and we recognized no stock-based compensation expense in our income statement.

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

                       ---------------------------------------------------------------------------------
                              For the three months ended                For the nine months ended
                       ---------------------------------------------------------------------------------
(In millions)          September 30, 2006   September 30, 2005   September 30, 2006   September 30, 2005
--------------------------------------------------------------------------------------------------------
Compensation expense                 $1.7                 $1.7                 $5.1                 $4.9
Tax benefit                           0.6                  0.1                  1.8                  0.4
--------------------------------------------------------------------------------------------------------
Net income effect                    $1.1                 $1.6                 $3.3                 $4.5

STOCK OPTION AWARDS

                                                ----------------------------------------------------
                                                                              Weighted     Aggregate
                                                                Weighted       average     intrinsic
                                                                 average     remaining     value per
Stock option activity                                           exercise   contractual        option
for the three months ended September 30, 2006   Stock options      price          term   outstanding
----------------------------------------------------------------------------------------------------
Outstanding at July 1, 2006                       6,493,846      $33.11
   Granted                                           41,736       42.72
   Exercised                                       (272,510)      35.73
   Expired                                           (1,300)      27.86
   Forfeited                                        (44,415)      36.93
----------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006                 6,217,357      $33.35     6.4 years       $5.89

Exercisable at September 30, 2006                 3,339,608      $29.28     4.6 years       $5.44
                                                  --------------------------------------------------

                                                ----------------------------------------------------
                                                                              Weighted     Aggregate
                                                                Weighted       average     intrinsic
                                                                 average     remaining     value per
Stock option activity                                           exercise   contractual        option
for the three months ended September 30, 2005   Stock options      price          term   outstanding
----------------------------------------------------------------------------------------------------
Outstanding at July 1, 2005                       6,444,056      $30.47
   Granted                                           19,100       36.62
   Exercised                                        (97,391)      27.86
   Expired                                               --          --
   Forfeited                                        (52,450)      30.82
----------------------------------------------------------------------------------------------------
Outstanding at September 30, 2005                 6,313,315      $30.53     6.8 years       $5.47
Exercisable at September 30, 2005                 2,999,073      $28.54     4.9 years       $5.32

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                               ----------------------------------------------------
                                                                             Weighted     Aggregate
                                                               Weighted       average     intrinsic
                                                                average     remaining     value per
Stock option activity                                          exercise   contractual        option
for the nine months ended September 30, 2006   Stock options      price          term   outstanding
---------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                   6,335,292      $30.56
   Granted                                         998,202       43.19
   Exercised                                    (1,026,890)      27.21
   Expired                                          (2,100)      27.38
   Forfeited                                       (87,147)      35.87
---------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006                6,217,357      $33.35     6.4 years       $5.89

Exercisable at September 30, 2006                3,339,608      $29.28     4.6 years       $5.44

                                               ----------------------------------------------------
                                                                             Weighted     Aggregate
                                                               Weighted       average     intrinsic
                                                                average     remaining     value per
Stock option activity                                          exercise   contractual        option
for the nine months ended September 30, 2005   Stock options      price          term   outstanding
----------------------------------------------------------------------------------------------------
Outstanding at January 1, 2005                   5,862,054      $29.70
   Granted                                         969,321       33.98
   Exercised                                      (330,935)      25.49
   Expired                                              --          --
   Forfeited                                      (187,125)      31.00
----------------------------------------------------------------------------------------------------
Outstanding at September 30, 2005                6,313,315      $30.53     6.8 years       $5.47

Exercisable at September 30, 2005                2,999,073      $28.54     4.9 years       $5.32

                                                -------------------------------------------------------------
                                                  For the three months ended      For the nine months ended
                                                -------------------------------------------------------------
Options exercised                               September 30,   September 30,   September 30,   September 30,
(dollars in millions)                                    2006            2005            2006            2005
-------------------------------------------------------------------------------------------------------------
Number of options exercised                           272,510          97,391       1,026,890         330,935
Total intrinsic value of options exercised           $    1.4         $   0.5      $      4.7        $    1.6
Cash received from options exercised                 $    9.8         $   4.7      $     35.4        $   16.9
Tax deduction realized from options exercised        $    1.4         $   0.3      $      5.7        $    0.8

At September 30, 2006, total unrecognized compensation cost related to nonvested options was $8.6 million. We expect to record that expense over a weighted average period of 1.4 years.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                ---------------------------------------------------------
Nonvested stock options
for the three months ended September 30, 2006   Stock options   Weighted average fair value at grant date
---------------------------------------------------------------------------------------------------------
Nonvested at July 1, 2006                         2,880,863                       $6.63
   Granted                                           41,736                        6.03
   Vested                                            (6,035)                       5.93
   Exercised                                             --                          --
   Expired                                               --                          --
   Forfeited                                        (38,815)                       5.78
---------------------------------------------------------------------------------------------------------
Nonvested at September 30, 2006                   2,877,749                       $6.41

                                                ---------------------------------------------------------
Nonvested stock options
for the three months ended September 30, 2005   Stock options   Weighted average fair value at grant date
---------------------------------------------------------------------------------------------------------
Nonvested at July 1, 2005                         3,330,092                       $5.59
   Granted                                           19,100                        5.71
   Vested                                            (3,000)                       5.43
   Exercised                                         (1,800)                       4.81
   Expired                                               --                          --
   Forfeited                                        (30,150)                       5.46
---------------------------------------------------------------------------------------------------------
Nonvested at September 30, 2005                   3,314,242                       $5.59

                                                ---------------------------------------------------------
Nonvested stock options
for the nine months ended September 30, 2006    Stock options   Weighted average fair value at grant date
---------------------------------------------------------------------------------------------------------
Nonvested at January 1, 2006                      3,287,608                       $5.63
   Granted                                          998,202                        7.10
   Vested                                        (1,329,314)                       4.95
   Exercised                                             --                          --
   Expired                                               --                          --
   Forfeited                                        (78,747)                       5.81
---------------------------------------------------------------------------------------------------------
Nonvested at September 30, 2006                   2,877,749                       $6.41

                                                ---------------------------------------------------------
Nonvested stock options
for the nine months ended September 30, 2005    Stock options   Weighted average fair value at grant date
---------------------------------------------------------------------------------------------------------
Nonvested at January 1, 2005                      2,811,022                       $5.69
   Granted                                          969,321                        5.40
   Vested                                          (310,576)                       5.92
   Exercised                                         (3,000)                       4.81
   Expired                                               --                          --
   Forfeited                                       (152,525)                       5.54
---------------------------------------------------------------------------------------------------------
Nonvested at September 30, 2005                   3,314,242                       $5.59

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

To estimate the fair value of stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions, as summarized below:

                                      -------------------------------------------------------------------
                                         For the three months ended          For the nine months ended
                                      -------------------------------------------------------------------
Black-Scholes valuation assumptions    Sept. 30, 2006   Sept. 30, 2005    Sept. 30, 2006   Sept. 30, 2005
---------------------------------------------------------------------------------------------------------
Risk-free interest rate                   4.53 - 4.85%    3.84 - 4.26%       4.51 - 4.94%    3.53 - 4.26%
Volatility of Corporation's stock       14.39 - 14.82%  19.38 - 20.85%     14.39 - 20.82%  19.38 - 21.57%
Expected dividend yield                   2.79 - 2.83%    3.12 - 3.22%       2.72 - 2.86%    3.12 - 3.26%
Expected life of options               4.3 - 8.4 years         4 years    4.3 - 8.4 years         4 years

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

RESTRICTED STOCK GRANTS

We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At September 30, 2006, total unrecognized compensation cost related to restricted stock grants was $1.8 million. We expect to record that expense over a weighted average period of 2.5 years.

                                                -------------------------------------------------------------
Restricted stock activity
for the three months ended September 30, 2006   Restricted shares   Weighted average fair value at grant date
-------------------------------------------------------------------------------------------------------------
Outstanding at July 1, 2006                          53,719                           $40.75
   Granted                                            3,000                            42.31
   Vested                                                --                               --
   Forfeited                                           (984)                           40.60
-------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006                    55,735                           $40.84

                                                -------------------------------------------------------------
Restricted stock activity
for the three months ended September 30, 2005   Restricted shares   Weighted average fair value at grant date
-------------------------------------------------------------------------------------------------------------
Outstanding at July 1, 2005                          25,730                           $34.84
   Granted                                               --                               --
   Vested                                                --                               --
   Forfeited                                             --                               --
-------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2005                    25,730                           $34.84

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                               --------------------------------------------------------------
Restricted stock activity
for the nine months ended September 30, 2006    Restricted shares   Weighted average fair value at grant date
-------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                       25,730                           $34.84
   Granted                                           40,860                            43.23
   Vested                                            (9,871)                           35.12
   Forfeited                                           (984)                           40.60
-------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006                    55,735                           $40.84

                                               --------------------------------------------------------------
Restricted stock activity
for the nine months ended September 30, 2005    Restricted shares   Weighted average fair value at grant date
-------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2005                       12,638                           $37.02
   Granted                                           18,003                            33.90
   Vested                                            (4,911)                           37.02
   Forfeited                                             --                               --
-------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2005                    25,730                           $34.84

EMPLOYEE STOCK PURCHASE PLAN

For the employee stock purchase plan, we record stock-based compensation expense that represent the fair value of plan participants' options to purchase shares, amortized over the plan's fiscal year.

                                             ----------------------------------------------------------
                                                      Shares reserved   Subscriptions
                                             for future subscriptions     outstanding   Price per share
-------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                                   693,011         106,989
Subscriptions entered into on June 1, 2005                  (110,266)        110,266             $30.54
   Forfeitures                                                 7,545          (7,545)   $30.54 - $31.06
   Shares issued                                                  --        (102,874)            $30.46
-------------------------------------------------------------------- --------------- ------------------
Balance at December 31, 2005                                 590,290         106,836
Subscriptions entered into on June 1, 2006                   (95,569)         95,569             $37.07
   Forfeitures                                                 4,488          (4,488)            $30.54
   Shares issued                                                  --        (102,348)            $30.54
-------------------------------------------------------------------- --------------- ------------------
Balance at June 30, 2006                                     499,209          95,569
   Forfeitures                                                   677            (677)            $37.07
-------------------------------------------------------------------- --------------- ------------------
Balance at September 30, 2006                                499,886          94,892

For the nine months ended September 30, 2006, total recognized compensation cost related to the employee stock purchase plan was $0.5 million and total unrecognized compensation cost related to this plan was $0.5 million.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

NOTE 3 - COMPREHENSIVE INCOME

                                                           ------------------------------------------
                                                           For the three months   For the nine months
                                                            ended September 30,   ended September 30,
Other comprehensive income (as required by SFAS No. 130)   ------------------------------------------
(in millions)                                                  2006    2005          2006    2005
-----------------------------------------------------------------------------------------------------
Net income                                                    $ 5.2   $42.8         $96.3   $120.5
Other comprehensive income, net of income taxes:
Net unrealized holding gains/(losses) on securities            20.1    (7.8)          2.9    (12.5)
Reclassification adjustment for securities gains
   included in net income                                      (0.1)     --            --     (0.5)
Net unrealized holding gains/(losses) arising during the
   period on derivatives used for cash flow hedge               5.3      --          (0.5)      --
Reclassification adjustment for derivative gains
   included in net income                                        --      --            --     (0.1)
Foreign currency translation adjustments                        0.1    (0.1)          0.8     (0.4)
                                                              ---------------------------------------
Total comprehensive income                                    $30.6   $34.9         $99.5   $107.0
                                                              =======================================

NOTE 4 - EARNINGS PER SHARE

                                                          ------------------------------------------
                                                          For the three months   For the nine months
                                                           ended September 30,   ended September 30,
Computation of basic and diluted net earnings per share   ------------------------------------------
(in millions, except share amounts)                           2006     2005          2006    2005
----------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                $  5.2   $42.8         $96.3   $120.5
Denominator for basic earnings per share -
   weighted-average shares                                     68.6    67.8          68.4     67.6
----------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                       1.3     0.9           1.3      0.8
----------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted          69.9    68.7          69.7     68.4
   weighted-average shares and assumed conversions
----------------------------------------------------------------------------------------------------
Basic earnings per share                                     $ 0.08   $0.63         $1.41   $ 1.78
====================================================================================================
Diluted earnings per share                                   $ 0.07   $0.62         $1.38   $ 1.76
====================================================================================================

Cash dividends per share                                     $0.315   $0.30         $0.93   $0.885

The number of anti-dilutive stock options excluded was 0.2 and 0.6 million, respectively, for the three- and nine-month periods ended September 30, 2006. The number of anti-dilutive stock options excluded was 0.0 and 0.7 million, respectively, for the three- and nine-month periods ended September 30, 2005.

NOTE 5 - SEGMENT REPORTING

For segment reporting purposes, we discuss our business in four segments. There is a segment for each of our three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services. The fourth segment combines the results from our affiliate money managers, Cramer Rosenthal McGlynn
(CRM) and Roxbury Capital Management (RCM).

The Regional Banking segment includes lending, deposit taking, and branch banking in our primary banking markets of Delaware, southeastern Pennsylvania, and Maryland. It also includes institutional deposit taking on a national

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

The Affiliate Money Managers segment represents the combined contributions from CRM and RCM. These contributions are based on our partial ownership interest in each firm. Services provided by these two affiliates include fixed income and equity investing services and investment portfolio management services. Neither CRM's nor RCM's results are consolidated in our financial statements. The $72.3 million impairment write-down recorded for the third quarter of 2006 is included in the noninterest expense reported for this segment.

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

The following tables present financial data by segment for the three- and nine-month periods ended September 30, 2006 and 2005.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                     -----------------------------------------------------
                                                                   Wealth   Corporate   Affiliate
                                                      Regional   Advisory      Client       Money
Three months ended September 30, 2006 (in millions)    Banking   Services    Services    Managers   Totals
----------------------------------------------------------------------------------------------------------
Net interest income                                    $ 85.7     $  6.4     $  4.4      $ (3.5)    $ 93.0
Provision for loan losses                                (6.7)       0.1         --          --       (6.6)
----------------------------------------------------------------------------------------------------------
Net interest income after provision                      79.0        6.5        4.4        (3.5)      86.4
Total advisory fees:
   Wealth Advisory Services                               0.5       44.0        2.6          --       47.1
   Corporate Client Services                              0.3         --       20.8          --       21.1
   Affiliate Money Managers                                --         --         --         4.6        4.6
----------------------------------------------------------------------------------------------------------
      Advisory fees                                       0.8       44.0       23.4         4.6       72.8
   Amortization of other intangibles                       --       (0.8)      (0.1)       (0.2)      (1.1)
----------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of
         of other intangibles                             0.8       43.2       23.3         4.4       71.7
Other noninterest income                                 12.2        0.4        0.2          --       12.8
Securities gains                                          0.1         --         --          --        0.1
----------------------------------------------------------------------------------------------------------
Net interest and noninterest income                      92.1       50.1       27.9         0.9      171.0
Noninterest expense                                     (39.9)     (38.9)     (19.8)      (72.3)    (170.9)
----------------------------------------------------------------------------------------------------------
Segment profit/(loss) before income taxes                52.2       11.2        8.1       (71.4)       0.1
Applicable income taxes and minority interest            18.4        3.7        2.9       (30.1)      (5.1)
----------------------------------------------------------------------------------------------------------
Segment net income/(loss)                              $ 33.8     $  7.5     $  5.2      $(41.3)    $  5.2
==========================================================================================================

Depreciation and amortization                          $  3.1     $  2.4     $  1.3      $  0.2     $  7.0

                                                     -----------------------------------------------------
                                                                   Wealth   Corporate   Affiliate
                                                      Regional   Advisory      Client       Money
Three months ended September 30, 2005 (in millions)    Banking   Services    Services    Managers   Totals
----------------------------------------------------------------------------------------------------------
Net interest income                                    $ 77.4     $  6.2     $  2.6      $ (2.5)    $ 83.7
Provision for loan losses                                (2.7)      (0.2)        --          --       (2.9)
----------------------------------------------------------------------------------------------------------
Net interest income after provision                      74.7        6.0        2.6        (2.5)      80.8
Total advisory fees:
   Wealth Advisory Services                               0.4       40.8        2.3          --       43.5
   Corporate Client Services                              0.2         --       18.9          --       19.1
   Affiliate Money Managers                                --         --         --         3.7        3.7
----------------------------------------------------------------------------------------------------------
      Advisory fees                                       0.6       40.8       21.2         3.7       66.3
   Amortization of other intangibles                       --       (0.7)      (0.1)       (0.2)      (1.0)
----------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of other intangibles                             0.6       40.1       21.1         3.5       65.3
Other noninterest income                                 13.5        0.6        0.3          --       14.4
----------------------------------------------------------------------------------------------------------
Net interest and noninterest income                      88.8       46.7       24.0         1.0      160.5
Noninterest expense                                     (39.6)     (35.5)     (18.4)         --      (93.5)
----------------------------------------------------------------------------------------------------------
Segment profit before income taxes                       49.2       11.2        5.6         1.0       67.0
Applicable income taxes and minority interest            17.0        4.0        2.4         0.8       24.2
----------------------------------------------------------------------------------------------------------
Segment net income                                     $ 32.2     $  7.2     $  3.2      $  0.2     $ 42.8
==========================================================================================================

Depreciation and amortization                          $  3.8     $  2.1     $  1.3      $  0.2     $  7.4

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                     -------------------------------------------------------
                                                                  Wealth   Corporate   Affiliate
                                                     Regional   Advisory      Client       Money
Nine months ended September 30, 2006 (in millions)    Banking   Services    Services    Managers      Totals
------------------------------------------------------------------------------------------------------------
Net interest income                                  $  250.5   $   19.1      $ 10.7     $ (9.6)   $   270.7
Provision for loan losses                               (14.1)      (0.7)         --         --        (14.8)
------------------------------------------------------------------------------------------------------------
Net interest income after provision                     236.4       18.4        10.7       (9.6)       255.9
Total advisory fees:
   Wealth Advisory Services                               1.4      131.9         7.2         --        140.5
   Corporate Client Services                              0.8         --        61.5         --         62.3
   Affiliate Money Managers                                --         --          --       15.2         15.2
------------------------------------------------------------------------------------------------------------
      Advisory fees                                       2.2      131.9        68.7       15.2        218.0
   Amortization of other intangibles                       --       (2.1)       (0.3)      (0.7)        (3.1)
------------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of other
         intangibles                                      2.2      129.8        68.4       14.5        214.9
Other noninterest income                                 36.1        1.8         0.8         --         38.7
------------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     274.7      150.0        79.9        4.9        509.5
Noninterest expense                                    (117.4)    (117.9)      (59.0)     (72.5)      (366.8)
------------------------------------------------------------------------------------------------------------
Segment profit/(loss) before income taxes               157.3       32.1        20.9      (67.6)       142.7
Applicable income taxes and minority interest            55.4       11.2         7.6      (27.8)        46.4
------------------------------------------------------------------------------------------------------------
Segment net income/(loss)                            $  101.9   $   20.9      $ 13.3     $(39.8)   $    96.3
============================================================================================================
Depreciation and amortization                        $    9.0   $    6.4      $  3.8     $  0.7    $    19.9
Investment in equity method investees                      --         --          --      199.0        199.0
Segment average assets                               $8,508.0   $1,377.0      $205.1     $264.3    $10,354.4

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                                     ------------------------------------------------------
                                                                  Wealth   Corporate   Affiliate
                                                     Regional   Advisory      Client       Money
Nine months ended September 30, 2005 (in millions)    Banking   Services    Services    Managers    Totals
-----------------------------------------------------------------------------------------------------------
Net interest income                                  $  223.3   $   17.3   $    7.8    $   (7.0)   $  241.4
Provision for loan losses                                (9.3)      (0.5)        --          --        (9.8)
-----------------------------------------------------------------------------------------------------------
Net interest income after provision                     214.0       16.8        7.8        (7.0)      231.6
Total advisory fees:
   Wealth Advisory Services                               1.2      121.9        6.3          --       129.4
   Corporate Client Services                              0.7         --       55.0          --        55.7
   Affiliate Money Managers                                --         --         --        12.6        12.6
-----------------------------------------------------------------------------------------------------------
      Advisory fees                                       1.9      121.9       61.3        12.6       197.7
   Amortization of other intangibles                       --       (2.2)      (0.4)       (0.5)       (3.1)
-----------------------------------------------------------------------------------------------------------
      Advisory fees after amortization of other
         intangibles                                      1.9      119.7       60.9        12.1       194.6
Other noninterest income                                 35.9        1.4        0.8          --        38.1
Securities gains                                          0.8         --         --          --         0.8
-----------------------------------------------------------------------------------------------------------
Net interest and noninterest income                     252.6      137.9       69.5         5.1       465.1
Noninterest expense                                    (112.7)    (107.9)     (55.0)         --      (275.6)
-----------------------------------------------------------------------------------------------------------
Segment profit before income taxes                      139.9       30.0       14.5         5.1       189.5
Applicable income taxes and minority interest            49.7       10.8        5.6         2.9        69.0
-----------------------------------------------------------------------------------------------------------
Segment net income                                   $   90.2   $   19.2   $    8.9    $    2.2    $  120.5
===========================================================================================================

Depreciation and amortization                        $   10.8   $    6.5   $    3.8    $    0.5    $   21.6
Investment in equity method investees                      --         --         --       259.8       259.8

Segment average assets                               $7,920.0   $1,320.6   $  189.6    $  259.1    $9,689.3

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

We employ interest rate swaps so that clients may convert floating-rate loan payments to fixed-rate loan payments without exposing us to interest rate risk. In these arrangements, we retain the credit risk associated with the potential

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006 failure of counter-parties. As of September 30, 2006, we had entered into a total of $987.6 million notional amount of interest rate swaps as follows:

- $431.3 million of swaps were associated with loan clients for whom we exchanged floating rates for fixed rates.

- To offset the exposure from changes in the market value of those swaps, $431.3 million of swaps were made with other financial institutions that exchanged fixed rates for floating rates.

- $125.0 million of swaps associated with our long-term subordinated debt issues were made with other financial institutions.

On March 31, 2006, we sold $250.0 million of interest rate swap contracts associated with the $250.0 million of subordinated long-term debt we issued on April 4, 2003. We realized a loss of $12.7 million in this transaction. We will recognize the amount of the loss over the remaining life of the debt, which matures in 2013, and record it in our income statement as interest expense on long-term debt.

We employ interest rate floors to hedge the interest revenue of floating rate loans against declines in market interest rates. At September 30, 2006, we had purchased a total of $1.0 billion of interest rate floor contracts.

We record changes in fair value that are determined to be ineffective in "Other noninterest income" in the Consolidated Statements of Income. We record the effective portion of the change in fair value in "Other comprehensive income" in the Consolidated Statements of Condition.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

                               -----------------------------------------------------------------------
                                       September 30, 2006                    December 31, 2005
                               -----------------------------------------------------------------------
Goodwill and                      Gross                       Net      Gross                       Net
other intangible assets        carrying    Accumulated   carrying   carrying    Accumulated   carrying
(in millions)                    amount   amortization     amount     amount   amortization     amount
------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)        $320.9        $29.8       $291.1     $378.1        $29.8       $348.3
                               =======================================================================
Other intangibles
Amortizing:
   Mortgage servicing rights    $  8.3        $ 6.3       $  2.0     $  8.0        $ 5.6       $  2.4
   Client lists                   49.1         15.2         33.9       43.0         12.0         31.0
   Acquisition costs               1.7          1.7           --        1.7          1.7           --
   Other intangibles               1.8          1.1          0.7        1.6          1.0          0.6
Nonamortizing
   Other intangible assets         2.2           --          2.2        2.2           --          2.2
-----------------------------------------------------------------------------------------------------
Total other intangibles         $ 63.1        $24.3       $ 38.8     $ 56.5        $20.3       $ 36.2
                                =====================================================================

                                                           ------------------------------------------
                                                           For the three months   For the nine months
                                                                          ended                 ended
                                                                  September 30,         September 30,
                                                           ------------------------------------------
(In millions)                                                   2006   2005           2006   2005
-----------------------------------------------------------------------------------------------------
Amortization expense of other intangible assets                 $1.4   $1.3           $4.0   $4.0

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

Estimated annual amortization expense of other intangible assets (in millions)
------------------------------------------------------------------------------------------------
For the year ended December 31, 2007                                                        $5.3
For the year ended December 31, 2008                                                         5.0
For the year ended December 31, 2009                                                         4.0
For the year ended December 31, 2010                                                         3.4
For the year ended December 31, 2011                                                         3.0

Changes in the carrying amount of goodwill by business segment for nine months ended September 30

------------------------------------------------------------------------------------------------
                                                                    2006
                                            ----------------------------------------------------
                                                         Wealth   Corporate   Affiliate
                                            Regional   Advisory      Client       Money
(In millions)                                Banking   Services    Services    Managers    Total
------------------------------------------------------------------------------------------------
Balance as of January 1, 2006                $  3.8     $ 86.7      $ 19.2      $238.6    $348.3
Goodwill from acquisitions                       --         --         1.3        12.4      13.7
Impairment write-down                                                            (72.3)    (72.3)
Increase in carrying value due to foreign
   currency translation adjustments              --         --         1.4          --       1.4
------------------------------------------------------------------------------------------------
Balance as of September 30, 2006             $  3.8     $ 86.7      $ 21.9      $178.7    $291.1
                                            ====================================================

The goodwill from acquisitions recorded for 2006 consists of:

- $12.4 million recorded under Affiliate Money Managers in connection with an increase in WTI's equity interest in Cramer Rosenthal McGlynn, LLC.

- $1.3 million recorded under Corporate Client Services in connection with the acquisition of PwC Corporate Services (Cayman) Limited.

During the 2006 third quarter, we reassessed the valuation of our investment in RCM, one of our affiliate money managers, after RCM terminated its micro-cap fund and decided to exit its fixed income fund by the end of 2006. Because these actions reduced current and future levels of assets under management and numbers of client accounts at RCM, we determined that our investment in RCM was other than temporarily impaired, and that the carrying value of the firm should be reduced from $137.6 million to $65.3 million, as of September 30, 2006. We recorded the difference of $72.3 million in our income statement as an impairment write-down for the 2006 third quarter. The impairment write-down reduced the amount of goodwill associated with RCM from $131.3 million to $59.0 million, as of September 30, 2006.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                  -----------------------------------------------------------------------
                                                 2006                                 2005
                                  -----------------------------------------------------------------------
                                                            Weighted                             Weighted
Other intangible assets                                      average                              average
acquired during the                                     amortization                         amortization
nine months ended September 30      Amount   Residual         period     Amount   Residual         period
(in millions)                     assigned      value       in years   assigned      value       in years
---------------------------------------------------------------------------------------------------------
Mortgage servicing rights           $0.3         --           8         $ 0.8         --           8
Client lists                         5.9         --          16            --         --          --
Client list increase/(decrease)
   in carrying value
   due to foreign currency
   translation adjustments           0.2         --          --          (0.4)        --          --
Other intangibles                    0.2         --           6            --         --          --
                                    ---------------                     ----------------
                                    $6.6         --                     $ 0.4         --
                                    ===============                     ================

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

The following table presents the net periodic benefit cost of the pension plan, supplemental executive retirement plan (SERP), and other postretirement benefits for the three- and nine-month periods ended September 30, 2006 and 2005. Descriptions of these plans are contained in Note 17, "Pension and other postretirement benefits," which begins on page 78 of our 2005 Annual Report to Shareholders.

                                           -------------------------------------------------
                                                                              Postretirement
                                           Pension benefits   SERP benefits      benefits
For the three months ended                 -------------------------------------------------
September 30 (in millions)                   2006    2005      2006   2005     2006    2005
--------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                $ 2.1   $ 2.0      $0.2   $0.2    $ 0.3    $0.2
Interest cost                                 2.6     2.4       0.3    0.3      0.5     0.6
Expected return on plan assets               (3.6)   (3.1)       --     --       --      --
Amortization of prior service cost            0.2     0.2       0.1    0.1     (0.1)     --
Recognized actuarial (gain)/loss              0.5     0.4       0.1    0.1      0.2     0.1
--------------------------------------------------------------------------------------------
Net periodic benefit cost                   $ 1.8   $ 1.9      $0.7   $0.7    $ 0.9    $0.9
                                            ================================================
Employer contributions                      $15.0   $25.0      $0.1   $0.2    $ 1.0    $1.1

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                           --------------------------------------------
                                              Pension          SERP      Postretirement
                                              benefits       benefits       benefits
For the nine months ended                  --------------------------------------------
September 30 (in millions)                  2006    2005   2006   2005     2006   2005
---------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                               $ 6.2   $ 5.6   $0.6   $0.6    $ 0.9   $0.6
Interest cost                                7.7     7.6    1.0    1.0      1.6    1.7
Expected return on plan assets             (10.6)   (9.3)    --     --       --     --
Amortization of prior service cost           0.6     0.6    0.3    0.3     (0.3)    --
Recognized actuarial (gain)/loss             1.5     1.2    0.2    0.3      0.6    0.5
--------------------------------------------------------------------------------------
Net periodic benefit cost                  $ 5.4   $ 5.7   $2.1   $2.2    $ 2.8   $2.8
                                           ===========================================
Employer contributions                     $15.0   $25.0   $0.4   $0.5    $ 3.2   $3.3

Expected annual contribution               $15.0           $0.6           $ 4.2

NOTE 9 - TEMPORARILY IMPAIRED INVESTMENT SECURITIES

We periodically review the debt and equity securities in our investment portfolio in order to determine if their market value is equal to, less than, or in excess of their book value (the value at the time of initial investment). When the market value of a security falls below its book value, the security is considered temporarily impaired. When this happens, we report an unrealized loss that represents the difference between the security's market value and its book value.

For debt securities, the key determinants of market value are long-term market interest rates and the yield curve. When long-term market interest rates rise, the market values of debt securities typically decline, and unrealized losses increase. Conversely, when long-term market interest rates fall, the market values of debt securities typically increase. As their market values rise, the unrealized loss diminishes or disappears.

When we classify a debt security as temporarily impaired, we do so because we have both the intent and the ability to hold it until it matures, at which point its market value equals its book value. We retain temporarily impaired debt securities because we know when they will mature, they have no credit delinquencies, and they generate strong cash flows.

The primary risk associated with temporarily impaired debt securities is interest rate risk. An extended period of increases in long-term interest rates could further reduce the market values of these securities, and create additional unrealized losses.

The temporarily impaired equity securities in our investment portfolio are dividend-paying preferred stocks with perpetual maturities. The key determinants of preferred stock market values are market interest rates and credit spreads, which can be affected by investor perceptions. As market interest rates decline or as credit spreads tighten, the valuations of preferred stocks typically increase and unrealized losses decline. Conversely, when interest rates rise or when credit spreads widen, the valuations of preferred stocks typically decline and unrealized losses increase.

We consider the impairments on preferred stock to be temporary because they continue to pay dividends, they have investment-grade credit ratings, and their valuation levels normalize over the course of market interest rate cycles.

The primary risks associated with temporarily impaired equity securities are interest rate risk and credit erosion. An extended period of increases in long-term interest rates, or a decline in a preferred stock's creditworthiness, could further reduce the market values of these securities and create additional unrealized losses.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

The following table shows the estimated market value and gross unrealized loss of debt and marketable equity securities that were temporarily impaired as of September 30, 2006.

                                        ------------------------------------------------------------------------------
                                          Less than 12 months       12 months or longer                Total
                                        ------------------------------------------------------------------------------
                                        Estimated
                                           market   Unrealized      Estimated   Unrealized      Estimated   Unrealized
(In millions)                               value       losses   market value       losses   market value       losses
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006
   U.S. Treasury                           $142.0       $(0.2)       $   86.8      $ (1.4)       $  228.8      $ (1.6)
   Government agencies                       88.4        (0.4)          338.3        (5.6)          426.7        (6.0)
   Other securities:
      Preferred stock                        38.0        (0.7)            5.5        (0.4)           43.5        (1.1)
      Mortgage-backed securities              3.0         0.0           697.6       (24.6)          700.6       (24.6)
      Other debt securities                  72.3        (0.7)           58.6        (1.1)          130.9        (1.8)
----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities      $343.7       $(2.0)       $1,186.8      $(33.1)       $1,530.5      $(35.1)
                                          ============================================================================

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

Following are recent accounting pronouncements that affect our financial condition and results of operations.

SFAS NO. 155. In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement of any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the entire instrument is accounted for on the fair value basis. Also, SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," by eliminating the prohibition on a qualified special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 will be effective for all financial instruments acquired or issued in our fiscal year beginning January 1, 2007. A great deal of uncertainty exists throughout the banking community regarding the impact that SFAS No. 155 will have on certain types of securitizations. Requests have been made to the FASB to clarify these issues. Due to this uncertainty, we are still evaluating the effect that SFAS No. 155 will have on our financial statements, but we do not expect it to have a material effect.

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

FIN 48. In June 2006, FASB issued Financial Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006 than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us with the fiscal year that begins on January 1, 2007. We have not completed our initial assessment of the impact, if any, that FIN 48 may have on our financial statements.

SFAS NO. 157. In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures related to fair value measurements. The definitions, framework, and disclosures required by SFAS No. 157 apply to other accounting pronouncements that require or permit fair value measurement. This Statement does not require any new fair value measurements and will be effective for us with the fiscal year that begins on January 1, 2008. We have not completed our initial assessment of the impact, if any, that SFAS No. 157 may have on our financial statements or current practices regarding fair value measurements.

SFAS NO. 158. In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R." SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The requirement to recognize the funded status of our benefit plans will be effective for our fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position will be effective for our fiscal year ending December 31, 2008. Adopting the requirement to recognize the funded status of our benefit plans will result in an increase in the balance of pension liabilities (which we record in other liabilities) at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income. Our preliminary estimates are that this will increase liabilities by approximately $60 million on a pre-tax basis, and that it will decrease other comprehensive income by approximately $39 million on an after-tax basis.

SAB 108. In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses SEC staff concerns regarding the methods companies use to quantify misstatements on their financial statements. It concludes that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 will be effective for us with the fiscal year that begins on January 1, 2007. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

We manage our company through three businesses: Regional Banking, Corporate Client Services, and Wealth Advisory Services.

Regional Banking

We offer Regional Banking services throughout the Delaware Valley region, which we define as the state of Delaware; areas that are geographically adjacent to Delaware along the I-95 corridor from Princeton, New Jersey, to the Baltimore-Washington, D.C., area; and Maryland's Eastern Shore. We offer commercial banking services throughout this region, and target family-owned or closely held businesses with annual sales of up to $250 million. We target our retail banking activities to clients in the state of Delaware.

Our lending services include commercial loans, commercial and residential mortgages, and construction and consumer loans. Our deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts.

Corporate Client Services

This business serves national and multinational institutions in 81 countries with a variety of trust, custody, and administrative services, plus investment management and cash management services that support capital markets transactions, entity management, and retirement plans.

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

Wealth Advisory Services

This business serves high-net-worth clients in all 50 states and 21 other countries. We target clients with liquid assets of $10 million or more.

We offer financial planning, asset management, investment counseling, trust services, estate settlement, private banking, tax preparation, mutual fund services, broker-dealer services, insurance services, business management services, and family office services.

Our investment services feature a combination of proprietary and independent advisors; forward-looking asset allocation; a blend of active and index funds; and tactical rebalancing.

Our planning services help high-net-worth individuals and families preserve and protect their wealth; minimize taxes; transfer wealth to future generations; support charitable endeavors; and manage their business affairs.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company that was formed in 1903. At September 30, 2006, WTC had 47 branch offices in Delaware - more than any other bank in the state.

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

We also own four investment holding companies:

     - WT Investments, Inc. (WTI), which holds interests in five asset management firms: our two affiliate money managers, Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM); Clemente Capital, Inc.; Camden Partners Holdings, LLC; and Camden Partners Private Equity Advisors, LLC. WTI also holds our interest in Wilmington Trust Conduit Services, LLC (WTCS), which provides conduit servicing for special purpose vehicles.

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

We compete for deposits, loans, assets under management, and the opportunity to provide trust, brokerage, and other services related to financial planning and management. Our competitors include other trust companies, full-service banks, deposit-taking institutions, mortgage lenders, credit card issuers, credit acceptance corporations, securities dealers, asset managers, investment advisors, mutual fund companies, insurance companies, captive insurance management companies, and other financial institutions.

We are subject to the regulations of, and undergo periodic examinations by, the Federal Reserve Bank, Federal Deposit Insurance Corporation, Office of Thrift Supervision, Delaware Department of Banking, Pennsylvania

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

EXECUTIVE SUMMARY

Net income for the three months ended September 30, 2006 (the third quarter of 2006) was $5.2 million and earnings per share (on a diluted basis) were $.07 per share. These were declines of 88% and 89%, respectively. For the first nine months of 2006, net income was $96.3 million and earnings per share (diluted) were $1.38. These were declines of 20% and 22%, respectively. Results for the third quarter and first nine months of the year were affected by a $72.3 million impairment write-down of the carrying value of our investment in affiliate money manager Roxbury Capital Management (RCM).

This impairment write-down, which we recorded as a non-cash charge, reduced operating net income for the quarter by $41.7 million and reduced earnings per share (on a diluted basis) by $0.60 per share. In addition to reducing net income and earnings per share, the impairment write-down increased noninterest expense, reduced income tax expense, and reduced the returns on average assets and equity.

Absent the impairment write-down, operating net income for the 2006 third quarter would have been $46.9 million and earnings per share (diluted) would have been $0.67 per share. These amounts would have been increases of 10% and 8%, respectively, from the year-ago third quarter.

Operating net income for the first nine months of 2006, absent the impairment write-down, would have been $138.0 million and earnings per share (diluted) would have been $1.98. These amounts would have been increases of 15% and 13%, respectively, from the first nine months of 2005.

Throughout this report we discuss results that include the impairment write-down as well as results that exclude its effects, and we provide a reconciliation between the two at the end of the executive summary section of this report. We believe our operating results - those that exclude the non-cash charge - are the better measure of the trends we see in each of our businesses and how our company is performing overall. We also believe our operating results give investors a more relevant and comparative basis on which to evaluate our quarterly and year-to-date performance.

EVENTS THAT TRIGGERED THE IMPAIRMENT WRITE-DOWN

RCM is a growth-style manager headquartered in Santa Monica, California. During the 2006 third quarter, RCM terminated its micro-cap fund and decided to exit its fixed income fund by the end of 2006. Because these actions reduced current and future levels of assets under management and numbers of client accounts at RCM, we decided to reassess the valuation of our investment in the firm.

Since we use the equity method of accounting to account for our investment in RCM, we performed our assessment of the firm's valuation in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." We used a discounted cash flow methodology in our assessment.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

As a result of that reassessment, we determined that our investment in RCM was other than temporarily impaired, and that the carrying value of the firm should be reduced from $137.6 million to $65.3 million, as of September 30, 2006. We recorded the difference of $72.3 million in our income statement as an impairment write-down for the 2006 third quarter.

Most of RCM's carrying value is recorded as goodwill. As a result of the impairment write-down, the amount of goodwill associated with RCM decreased from $131.3 million to $59.0 million, as of September 30, 2006.

The impairment write-down on RCM's carrying value and the non-cash charge did not:

-    Decrease our capital ratios;

-    Cause us to violate any of our debt covenants;

-    Interfere with our ability to pay dividends; or

-    Cause us to change our ownership position in the firm.

As of September 30, 2006, our investment in RCM consisted of 41.23% of the firm's common shares and a preferred profits interest equal to 30% of the firm's revenues. There has been no change in our ownership position since the fourth quarter of 2003, and none is currently planned. Ted T. Cecala, Wilmington Trust's chairman and chief executive officer, and David R. Gibson, Wilmington Trust's chief financial officer, remain members of RCM's board of managers.

RCM's results are not consolidated with ours, and RCM is not part of our Wealth Advisory Services business. The amount of revenue we receive from RCM is based on our ownership position. It is recorded in our income statement net of expenses. For segment reporting purposes, we record our investment in RCM in the Affiliate Money Managers segment, which also includes our investment in value-style manager Cramer Rosenthal McGlynn. For more information about RCM's contributions to our results, please refer to Note 5, "Segment reporting," and the section on affiliate money managers in the noninterest income discussion in this report.

Our 1998 investment in RCM gave us access to growth-style investment management capabilities and helped us establish a physical presence in southern California without having to open an office on a de-novo basis. Since then, the investment in RCM has generated $58.8 million of revenue for Wilmington Trust. RCM continues to be profitable and, although we have reduced its carrying value, RCM continues to be an important investment for our company.

COMPARISON OF RESULTS WITH AND WITHOUT THE IMPAIRMENT WRITE-DOWN


                                  Three months ended September 30, 2006   Nine months ended September 30, 2006
                                  -------------------------------------   ------------------------------------
                                      With        Without                    With        Without
                                   impairment   impairment   Impairment   impairment   impairment   Impairment
                                   ------------------------------------   ------------------------------------
OPERATING RESULTS (in millions)
--------------------------------------------------------------------------------------------------------------
Net interest income                  $ 93.0       $93.0        $   --       $270.7       $270.7       $   --
Provision for loan losses              (6.6)       (6.6)           --        (14.8)       (14.8)          --
Noninterest income                     84.6        84.6            --        253.6        253.6           --
Noninterest expense                   170.9        98.6          72.3        366.8        294.5         72.3
--------------------------------------------------------------------------------------------------------------
Income before taxes
   and minority interest                0.1        72.4         (72.3)       142.7        215.0        (72.3)
Applicable income taxes                (5.0)       25.6         (30.6)        46.3         76.9        (30.6)
--------------------------------------------------------------------------------------------------------------
Net income before
   minority interest                    5.1        46.8         (41.7)        96.4        138.1        (41.7)
Minority interest                      (0.1)       (0.1)           --          0.1          0.1           --
--------------------------------------------------------------------------------------------------------------
Net income                           $  5.2       $46.9        $(41.7)      $ 96.3       $138.0       $(41.7)
                                   ===========================================================================

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

PER SHARE DATA
-----------------------------------------------------------------------------------------------
Diluted shares outstanding        69.9        69.9        --         69.7        69.7        --
(in millions)
Per-share earnings           $    0.07   $    0.07    $(0.60)   $    1.38   $    1.98    $(0.60)

STATISTICS AND RATIOS
(dollars in millions)
-----------------------------------------------------------------------------------------------
Total assets, on average     $10,522.2   $10,523.0   $  (0.8)   $10,354.4   $10,354.6   $  (0.2)
Stockholders' equity,
   on average                  1,081.7     1,082.2      (0.5)     1,056.3     1,056.4      (0.1)
Return on average assets          0.20%       1.77%    (1.57)%       1.24%       1.78%    (0.54)%
Return on equity                  1.91%      17.23%   (15.32)%      12.19%      17.47%    (5.28)%

Net interest income
   before provision and
   noninterest income        $   177.6   $   177.6   $    --    $   524.3   $   524.3   $    --
Tax-equivalent
   interest income                 1.1         1.1        --          3.2         3.2        --
-----------------------------------------------------------------------------------------------
                             $   178.7   $   178.7   $    --    $   527.5   $   527.5   $    --
Noninterest expense          $  (170.9)  $   (98.6)  $ (72.3)   $  (366.8)  $  (294.5)  $ (72.3)
                             ------------------------------------------------------------------
Efficiency ratio                 95.64%      55.18%    40.46%       69.54%      55.83%    13.71%

OPERATING RESULTS WERE POSITIVE

Absent the impairment write-down, our 2006 third quarter results were positive and each of our three businesses recorded good growth. Compared to the year-ago third quarter:

-    Total loan balances were $7.76 billion, on average, up 9%.

- On average, commercial loan balances rose 11% and consumer loan balances rose 7%.

- Balance sheet assets surpassed $10.5 billion for the first time on an average balance basis.

- Net interest income, before the provision for loan losses, was 11% more than for third quarter last year.

- The net interest margin was 3.83%, up 3 basis points on a linked-quarter basis, and 17 basis points year over year.

- Wealth Advisory revenue rose 8%; Corporate Client revenue increased 11%; and revenue from affiliate money manager Cramer Rosenthal McGlynn was 35% higher.

- Expense growth, excluding the impairment write-down, was less than 6%. Including the impairment write-down, expenses rose 83%.

For the first nine months of 2006, compared to the first nine months of last year:

-    Total loan balances were $7.63 billion, on average, a 10% increase.

- On average, commercial loan balances were $5.14 billion, up 12%, and consumer loan balances were $1.45 billion, up 11%.

- Net interest income, before the provision for loan losses, was $270.7 million, a 12% increase.

-    The net interest margin was 3.80%, up 15 basis points.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

-    Wealth Advisory revenue was $140.5 million, up 9%.

-    Corporate Client revenue was $62.3 million, up 12%.

- Revenue from the affiliate money managers totaled $15.2 million, a 21% increase.

- Absent the impairment write-down, noninterest expenses were $294.5 million, an increase of less than 7%. Including the impairment write-down, noninterest expenses increased 33%.

We continued to invest in expansion, acquisitions, staff, and products that strengthen our relationships with clients. Since the end of September 2005, we:

-    Launched the Wilmington Family Office practice on the East Coast.

- Opened new offices in Pennsylvania, New Jersey, Connecticut, and Frankfurt, Germany.

-    Expanded existing offices in Delaware, Pennsylvania, Maryland, and New
     York.

- Acquired the corporate services book of business from PricewaterhouseCoopers in the Cayman Islands.

- Invested in technology and added staff to expand services that support collateralized debt obligations.

Credit quality trends for the third quarter and first nine months of 2006 remained positive overall, and the percentage of loans with pass ratings in the internal risk rating analysis continued to exceed 97%. One commercial loan charge-off during the 2006 third quarter increased net charge-offs and the net charge-off ratio, and led to an increase in the provision for loan losses. More details on this are in the credit quality section of this report.

The impairment write-down, all of which was attributed to the Affiliate Managers business segment, reduced our consolidated efficiency ratio for the third quarter and first nine months of 2006. The table below shows that, for every dollar of revenue recorded for the 2006 third quarter, we spent slightly more than 55 cents, excluding the non-cash charge. It also shows that, compared to the third quarter and first nine months of last year, our efficiency improved, excluding the impairment write-down.

EFFICIENCY RATIOS                       2006 Q3   2005 Q3   2006 YTD   2005 YTD
------------------------------          -------   -------   --------   --------
Regional Banking                         40.02%    42.86%     40.25%     42.61%
Wealth Advisory Services                 77.64%    75.53%     78.13%     77.85%
Corporate Client Services                70.71%    76.67%     73.75%     79.02%
Wilmington Trust consolidated            95.64%    56.87%     69.54%     57.68%
Wilmington Trust consolidated,
   excluding impairment                  55.18%    56.87%     55.83%     57.68%

The efficiency ratio is a measure of profitability that reflects how much it costs a company to generate revenue. Low efficiency ratios are desirable because they indicate high profitability. More information about the efficiency ratios and profitability of each business is included in their respective sections of this report.

On an annualized basis, third quarter 2006 results produced a return on average assets of 0.20% and a return on average equity of 1.91%. Excluding the impairment write-down for RCM, the return on average assets would have been 1.77% and the return on average equity would have been 17.23%. The corresponding returns for the third quarter of 2005 were 1.70% and 17.65%, respectively.

Stockholders' equity, on average, was 13% higher for the first nine months of 2006 than for the comparable year-ago period, and our capital position remained strong. On October 19, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.315 per share. This quarterly dividend will be paid on November 15, 2006, to shareholders of record on November 1, 2006. The amount of the quarterly dividend is 5% higher than the cash dividend paid in November 2005, reflecting the Board's decision on April 20, 2006, to raise the dividend, on an annualized basis, from $1.20 per share to $1.26 per share. This action marked our 25th consecutive year of dividend increases. According to Mergent's Dividend Achievers, Wilmington Trust is one of only 112 companies, among the 10,000 listed on North American exchanges, to raise cash dividends for 25 or more consecutive years.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

STATEMENT OF CONDITION

This section discusses the changes in our balance sheet between December 31, 2005, and September 30, 2006. We present amounts as of September 30, 2005, for historical reference. All balances cited are period-end balances unless otherwise noted. Year-to-date (YTD) references are as of September 30.

ASSETS

At September 30, 2006, balance sheet assets totaled $10.70 billion. This was $464.4 million, or 5%, more than at December 31, 2005. On a percentage basis, our mix of assets remained relatively unchanged. Loans comprised 73% of assets at September 30, 2006, compared with 72% at December 31, 2005.

ASSET BALANCES (in millions)   AT 9/30/06   AT 12/31/05   AT 9/30/05
----------------------------   ----------   -----------   ----------
Investment securities           $ 1,982.3    $ 1,928.8     $ 1,927.0
Loans                             7,780.2      7,397.7       7,292.8
Other assets                        737.2        649.4         727.7
Reserve for loan losses             (93.6)       (91.4)        (93.4)
Goodwill                            291.1        348.3         344.3
                                ---------    ---------     ---------
Total assets                    $10,697.2    $10,232.8     $10,198.4
                                =========    =========     =========

We discuss the changes in investment securities, loans, and the reserve for loan losses in the pages that follow. As for the other two balance sheet items listed above, the rise in other assets during the first nine months of 2006 reflected increased levels of short-term investments, derivative valuation adjustments, and higher accruals for interest receivable and advisory fees receivable. Goodwill declined because we reduced the carrying value of our investment in RCM, as discussed in the executive summary section of this report.

Most of our assets generate interest. These assets are called earning assets. They comprise loans before subtracting the reserve for loan losses; investment securities; and federal funds sold and securities purchased under agreements to resell.

Loans continued to account for more than three-fourths of our total earning assets, and loan growth accounted for most of the $460.1 million increase in earning assets during the first nine months of 2006.

COMPOSITION OF EARNING ASSETS            AT 9/30/06   AT 12/31/05   AT 9/30/05
-----------------------------            ----------   -----------   ----------
Total earning assets (in millions)        $9,800.9      $9,340.8     $9,283.8
% represented by loans                        79.4%         79.2%        78.6%
% represented by investment securities        20.2%         20.6%        20.8%
% represented by other                         0.4%          0.2%         0.6%

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio was $1,982.3 million at September 30, 2006. This was $53.5 million higher than at December 31, 2005.

On a percentage basis, the composition of the portfolio remained relatively unchanged, with mortgage-backed instruments continuing to comprise the largest concentration of securities in the portfolio. We invest only in securities with an investment grade of "A" or better, as assigned by Standard & Poor's or Moody's Investors Service.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO                   AT 9/30/06   AT 12/31/05   AT 9/30/05
----------------------------------------------                   ----------   -----------   ----------
Collateralized mortgage obligations                                  14%           18%          19%
Mortgage-backed securities                                           22%           26%          28%
Corporate issues                                                     18%           19%          18%
U.S. government agencies                                             26%           21%          20%
U.S. Treasury                                                        12%            8%           7%
Money market preferred stocks                                         5%            5%           5%
Municipal bonds                                                       1%            1%           1%
Other                                                                 2%            2%           2%

As of September 30, 2006, approximately 80% of the portfolio was invested in fixed rate instruments.

FIXED VS. FLOATING RATE INVESTMENTS                              AT 9/30/06   AT 12/31/05   AT 9/30/05
----------------------------------------------------             ----------   -----------   ----------
Percentage of portfolio in fixed rate investments                    80%           79%          80%
Percentage of portfolio in floating rate investments                 20%           21%          20%

Almost all of the mortgage-backed securities we held at September 30, 2006, were invested in fixed rate instruments with terms of 15 years or less. We believe we can manage duration and interest rate risk more efficiently by investing in mortgage-related instruments, rather than by retaining individual residential mortgage loans on our balance sheet. We are among the largest originators of residential mortgages in Delaware, but we sell most newly originated fixed-rate residential mortgages into the secondary market, as part of our interest rate risk management strategy.

The following tables compare changes in the portfolio in average life and duration.

AVERAGE LIFE IN THE INVESTMENT SECURITIES PORTFOLIO (in years)   AT 9/30/06   AT 12/31/05   AT 9/30/05
--------------------------------------------------------------   ----------   -----------   ----------
Mortgage-backed instruments                                         4.20          4.30         4.15
Total portfolio                                                     5.39          6.14         6.21

DURATION IN THE INVESTMENT SECURITIES PORTFOLIO (in years)       AT 9/30/06   AT 12/31/05   AT 9/30/05
------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                         3.90          3.92         3.68
Total portfolio                                                     2.39          2.63         2.74

During the 2006 third quarter, we purchased short-term U.S. Treasury and government agencies, which contributed to the year-to-date declines in the average life and duration of the total portfolio. The rising market interest rate environment in the first half of the year was also a factor in the declines.

LOANS

Loan balances rose for the 22nd consecutive quarter, reaching $7.78 billion at September 30, 2006. This was a 5% increase from December 31, 2005. Commercial loans continued to account for more than two-thirds of total loan balances, and accounted for 85% of the growth in total loan balances during the first nine months of 2006.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

PERIOD-END LOAN BALANCES (in millions)                       AT 9/30/06   AT 12/31/05   AT 9/30/05
--------------------------------------                       ----------   -----------   ----------
Commercial loans                                              $5,243.5      $4,919.1     $4,804.2
Retail loans                                                  $2,536.7      $2,478.6     $2,488.6
                                                              --------      --------     --------
Total loans outstanding                                       $7,780.2      $7,397.7     $7,292.8
                                                              ========      ========     ========

In addition to discussing balances on a period-end basis, we present average balances as a point of comparison. We believe that average balances, rather than period-end balances, offer a better measure of trends in our Regional Banking business. The factors that caused average balances to change were also the main factors that caused period-end balances to change. For more detail on average balances, please refer to the "Quarterly Analysis of Earnings" section of this report.

                                                  9 MONTHS ENDED                    9 MONTHS ENDED
LOAN BALANCES, ON AVERAGE (dollars in millions)       9/30/06      FULL YEAR 2005       9/30/05
-----------------------------------------------   --------------   --------------   --------------
Commercial loans                                     $5,143.8         $4,673.5         $4,608.3
Retail loans                                         $2,484.2         $2,373.6         $2,338.5
Total loans                                          $7,628.0         $7,047.1         $6,946.8

Delaware market loans                                $5,703.8         $5,312.8         $5,242.8
Delaware market loans as a % of total loans                75%              75%              75%

Pennsylvania market loans                            $1,698.5         $1,525.7         $1,496.9
Pennsylvania market loans as a % of total loans            22%              22%              22%

Other market loans as a % of total loans                    3%               3%               3%

The Delaware market continued to account for the majority of loans outstanding, with balances rising 7%, on average, since the end of 2005. Balances from the Pennsylvania market rose at a faster pace, up 11% since the end of 2005, on average.

A primary factor in our ability to generate loan growth is the stable and well diversified economy in the Delaware Valley region, where economic indicators remained positive. According to the Federal Reserve Bank of Philadelphia, economic activity over the past 12 months (as of August 2006, the most recent data available) increased in Delaware and was stable in Pennsylvania and New Jersey. Delaware's unemployment rate for September 2006 was 3.7%, below the U.S. rate of 4.6%. For more information about the regional economy, please refer to the discussion on economic risk in the "Quantitative and qualitative disclosures about market risk" section of this report.

COMMERCIAL LOANS

We offer commercial banking services in Delaware and surrounding areas, including eastern Pennsylvania, central and southern New Jersey, northeastern Maryland, and the Baltimore-Washington, D.C., area. We target our commercial banking services to middle-market businesses (family-owned or closely held businesses with annual sales of up to $250 million) in these areas.

Commercial loan balances, which surpassed the $5 billion mark for the first time in our history as of March 31, 2006, totaled $5.24 billion at September 30, 2006. This was an increase of $324.4 million, or 7%, from December 31, 2005.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

PERIOD-END COMMERCIAL LOANS (in millions)   AT 9/30/06   AT 12/31/05   AT 9/30/05
-----------------------------------------   ----------   -----------   ----------
Commercial and industrial (C&I)              $2,378.1      $2,461.3     $2,465.9
Commercial real estate/construction (CRE)     1,610.9       1,233.9      1,098.9
Commercial mortgage                           1,254.5       1,223.9      1,239.4
                                             --------      --------     --------
Total commercial loans                       $5,243.5      $4,919.1     $4,804.2
                                             ========      ========     ========

Almost all of the loan growth during the first nine months of 2006 was in the commercial real estate/construction (CRE) portfolio, which was $377.0 million, or 31% larger at September 30, 2006, than at December 31, 2005. More than two-thirds of this amount was for single family residential tract developments, and more than half came from the Delaware market. The remainder of the growth was for a variety of industrial, retail, office, and other commercial and residential projects.

CONTRIBUTION TO CRE LOAN GROWTH BY MARKET   AT 9/30/06   AT 12/31/05   AT 9/30/05
-----------------------------------------   ----------   -----------   ----------
Delaware                                        58%           59%          52%
Pennsylvania                                    26%           24%          31%
Maryland                                         8%            9%           7%
New Jersey                                       6%            7%           8%
Other                                            2%            1%           2%

The increase in CRE loan balances continued to reflect population growth and demand for housing, especially in Delaware. Published reports attest to this growth:

- In its summer 2006 profile of Delaware, the FDIC reported that Delaware's population growth exceeds that of neighboring states, and that, unlike other states in the region, Delaware's population growth is the result of domestic in-migration (people relocating from other states).

- According to the University of Delaware's Center for Applied Demography, Delaware's new residents include retirees attracted by the state's relatively low property taxes and lack of a sales tax, as well as working-age people from New Jersey and Pennsylvania who are willing to trade longer commuting time for lower housing prices. A July 28, 2006, ranking by USA Today using U.S. Census Bureau statistics listed Delaware as having the eighth lowest property taxes per capita for 2004, the most recent data available.

- Mayflower Transit's 2006 relocation report ranked Delaware as the second most popular relocation destination in the United States.

For more information about population growth and housing demand in Delaware, please refer to the discussion on economic risk in the "Quantitative and qualitative disclosures about market risk" section of this report.

The pace of CRE loan growth slowed somewhat during the 2006 third quarter, which we believe reflected a return to more normal conditions in the housing market. In September 2006, several housing industry groups, including the National Association of Realtors, Moody's Economy.com, and multiple listing service Trend, predicted that any housing downturn in Delaware would be short-lived and less severe than elsewhere in the United States. Trend reported that in Delaware, as of August 2006, the median sales price of single-family homes for the first eight months of 2006 was between 6% and 12% higher than for the first eight months of 2005, depending on location.

In considering the risks associated with CRE lending, we take into account the facts that:

- Most of our CRE loans are for single-family, permanent (not vacation) residences.

-    The housing demand reflects population growth.

- We prefer to work with local developers who are based in the Delaware Valley region, whose projects are in the Delaware Valley region, and with whom we have long-standing relationships. These developers own their businesses and have solid reputations, diverse cash flow streams, personal liquidity, and experience in a variety of market cycles.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

Our CRE underwriting standards call for:

- A maximum term of two years on unimproved land and three years on development loans, which means that approximately 33% of our total residential project loans outstanding are repaid in any given year.

-    A target loan size of $1 million to $10 million.

-    Personal guarantees.

- An evaluation of the cash flow and financial position of CRE borrowers on a client basis, not on a project basis.

- Maximum loan-to-value requirements of 65% on unimproved land; 75% on land development; and 80% on residential construction and income property loans.

- Limiting construction activity on residential tract projects to pre-sold inventory, plus a maximum of six unsold single family homes or 10 unsold townhomes.

The relatively short terms of our construction loans provide us the ability to adjust our loan mix, if necessary, to mitigate the effects of a downturn in any single market segment.

Net charge-offs from CRE loans have been minimal over the past five years, as the following table shows. Negative numbers (numbers in parentheses) reflect loan recoveries.

(In millions)                   2001    2002   2003    2004   2005   2006 YTD
-------------------             ----   -----   ----   -----   ----   --------
CRE NET CHARGE-OFFS             $0.1   $(1.4)  $0.0   $(0.8)  $0.1     $0.3

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

Retail loan balances totaled $2,536.7 million at September 30, 2006, which was slightly higher than at December 31, 2005. Residential mortgage and consumer loan balances rose during the first nine months of 2006, but these increases were offset by a decline in the balance of loans secured with liquid collateral, which change according to WAS client demand. Consumer loans continued to account for more than half of total retail loan balances.

PERIOD-END RETAIL LOANS (in millions)   AT 9/30/06   AT 12/31/05   AT 9/30/05
-------------------------------------   ----------   -----------   ----------
Residential mortgage                     $  518.7      $  455.5     $  450.9
Consumer                                 $1,489.7      $1,438.3     $1,414.8
Secured with liquid collateral           $  528.3      $  584.8     $  622.9
                                         --------      --------     --------
Total retail loans                       $2,536.7      $2,478.6     $2,488.6
                                         ========      ========     ========

RESIDENTIAL MORTGAGE LOANS

Residential mortgage balances rose 14% during the first nine months of 2006, mainly because origination volumes increased. Origination volumes (dollar amounts) were 10% higher for the first nine months of 2006 than for the corresponding period in 2005, and the number of originated loans was 6% lower. As of September 30, 2006, residential mortgages comprised 7% of total loans outstanding, compared with 6% at December 31, 2005.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

RESIDENTIAL MORTGAGE ACTIVITY                         9 MONTHS ENDED                    9 MONTHS ENDED
(dollar amounts in millions)                              9/30/06      FULL YEAR 2005       9/30/05
-----------------------------                         --------------   --------------   --------------
Residential mortgage originations (number of loans)          728            1,077              772
Residential mortgage originations (dollar amount)         $173.0           $221.0           $156.8
Residential mortgage balances (at period-end)             $518.7           $455.5           $450.9

Changes in residential mortgage balances may not correspond with changes in origination volumes. Although we are among the leading residential mortgage originators in Delaware, we sell most newly originated fixed-rate production into the secondary market instead of recording these loans on our balance sheet. This ongoing practice is part of our interest rate risk management strategy. We discuss this strategy more fully in the "Quantitative and qualitative disclosures about market risk" section of this report.

During the first nine months of 2006, residential mortgage balances rose but origination volumes declined in large part because:

- We retain mortgages that qualify as low income mortgages for Community Reinvestment Act (CRA) purposes in the portfolio. CRA loans originated during the 2006 third quarter were nearly twice as high as for the year-ago third quarter.

- The average loan size increased. In the 2006 third quarter, the average loan amount originated was 12% higher than for the year-ago third quarter.

-    The pace of refinancings and paydowns slowed.

There are no interest-only mortgages, payment option adjustable rate mortgages, negatively amortizing adjustable rate mortgages, or other types of nontraditional mortgages in our residential mortgage portfolio.

CONSUMER LOANS

Consumer loan balances increased 4% during the first nine months of 2006. Most of this growth occurred in indirect loans and the category of consumer loans recorded as "other consumer" loans. The majority of consumer loans continued to come from the Delaware market.

PERIOD-END CONSUMER LOANS (in millions)                          AT 9/30/06   AT 12/31/05   AT 9/30/05
---------------------------------------                          ----------   -----------   ----------
Home equity (lines of credit)                                     $  321.3      $  326.4     $  331.0
Indirect                                                             668.3         651.3        633.8
Credit card                                                           75.5          74.5         72.4
Other consumer                                                       424.6         386.1        377.6
Total consumer loans                                              $1,489.7      $1,438.3     $1,414.8

Percentage booked in Delaware                                           79%           81%          81%
Percentage booked in Pennsylvania                                        7%            6%           6%
Percentage booked in Maryland                                           14%           13%          13%

"Other consumer" loans comprise a variety of personal and installment loans to individuals, and include home equity loans. Most of the "other consumer" loans are fixed rate loans. Higher volumes of home equity loans accounted for much of the growth in "other consumer" balances, as the market interest rate environment increased client demand for fixed rate loans.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

These same interest rate dynamics decreased client demand for home equity lines of credit, most of which are floating rate loans, and caused home equity line of credit balances to decrease.

The increase in indirect loan balances reflected our expansion in the New Jersey and Pennsylvania markets, as the percentage of indirect loans originated in those two markets increased substantially during the 2006 third quarter. The pace of growth in indirect lending slowed compared to the first nine months of 2005, mainly because of the low-rate financing promotions that auto manufacturers have offered this year. Most of our indirect loans are auto loans made through auto dealers, and are mainly for late-model used cars. These loans typically have shorter terms and higher yields than new car loans.

RESERVE FOR LOAN LOSSES

During the first nine months of 2006, total loan balances increased $382.5 million, or 5%. This loan growth was our main reason for increasing the reserve for loan losses to $93.6 million, which was $2.2 million, or 2%, more than at December 31, 2005. The loan loss reserve ratio at September 30, 2006, was 1.20%, compared with 1.24% at December 31, 2005. For information about other metrics of our credit quality, please refer to the "Asset Quality" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities increased $417.7 million, or 5%, during the first nine months of 2006. The mix of liabilities remained relatively unchanged. Deposits accounted for 82% of total liabilities as of September 30, 2006, the same percentage as at September 30, 2005.

Stockholders' equity rose $46.6 million, or 5%, during the first nine months of 2006. The portion of year-to-date earnings that we added to capital, plus the proceeds of stock option exercises, were the main factors in this increase. For more details on the changes in stockholders' equity, please refer to the "Capital Resources" section of this report.

LIABILITIES AND STOCKHOLDERS' EQUITY
(IN MILLIONS)                              AT 9/30/06   AT 12/31/05   AT 9/30/05
------------------------------------       ----------   -----------   ----------
Total deposits                              $ 7,884.2    $ 7,289.2     $ 7,548.9
Short-term borrowings                         1,168.7      1,373.7       1,117.3
Other liabilities                               579.7        552.0         559.3
Total liabilities                           $ 9,632.6    $ 9,214.9     $ 9,225.5
Minority interest                                 0.3          0.2           0.2
Stockholders' equity                          1,064.3      1,017.7         972.7
                                            ---------    ---------     ---------
Total liabilities and stockholders'
   equity                                   $10,697.2    $10,232.8     $10,198.4
                                            =========    =========     =========

DEPOSITS

We record two types of deposits:

- Core deposits, which are deposits from our clients. Core deposits include noninterest-bearing demand, interest-bearing demand, and savings deposits; and certificates of deposit (CDs). We record two categories of CDs in core deposits: CDs under $100,000 and local CDs $100,000 and over.

- National CDs $100,000 and over. These are wholesale CDs we purchase, primarily from money center banks. These deposits are not associated with client activity.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

To fund loan growth, we augment core deposits with national CDs and short-term borrowings, which consist of U.S. Treasury demand deposits and federal funds purchased and securities sold under agreements to repurchase. We adjust the mix of national CDs and short-term borrowings depending on which instruments offer more favorable rates. As a result, in periods when national CD balances decline, it is likely that short-term borrowing will increase, and vice versa.

Although rates on wholesale funds may be somewhat higher than core deposit rates, we use wholesale funds because:

- We believe wholesale funds are a cost-effective and efficient way to support loan growth. To acquire significantly higher levels of core deposits, we would need to undertake a large-scale expansion of our branch office network beyond Delaware, which would require us to invest capital and increase our annual operating costs.

- Using wholesale funding helps us manage interest rate risk, because we are able to match closely the repricing characteristics of wholesale funds with those of our floating rate loans.

The efficiency of this funding model is evident in the efficiency ratio of the Regional Banking business, which we discuss in this report at the end of the section on deposits. For more details on our funding, please refer to the "Liquidity and Funding" section and the discussion of interest rate risk in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report. For more information about rates and yields, please refer to our discussion of interest rate risk management in this report.

As the table below shows, total deposit balances rose $595.0 million, or 8%, during the first nine months of 2006. Almost all of this growth was in national CD balances, with core deposits contributing $80.9 million of the increase. The year-to-date growth in core deposits and wholesale funding, combined, was 5%, which matched the year-to-date growth in loan balances.

LOAN AND DEPOSIT GROWTH COMPARISON (in millions)   AT 9/30/06   AT 12/31/05   CHANGE
------------------------------------------------   ----------   -----------   ------
Total loans                                         $7,780.2      $7,397.7       5%
Total deposits                                      $7,884.2      $7,289.2       8%

Core deposits                                       $5,141.5      $5,060.6       2%

National CDs $100,000 and over                      $2,742.7      $2,228.6      23%
Short-term borrowings                                1,168.7       1,373.7     (15)%
Total wholesale funding                             $3,911.4      $3,602.3       9%

Total core deposits and wholesale funding           $9,052.9      $8,662.9       5%

CORE DEPOSITS

At September 30, 2006, core deposit balances were $80.9 million higher than at December 31, 2005. CD and interest-bearing demand deposit balances rose, but these increases were offset by decreases in noninterest-bearing demand and savings deposits. The majority of core deposits continued to come from consumer and commercial banking clients in Delaware.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

PERIOD-END CORE DEPOSITS (in millions)   AT 9/30/06   AT 12/31/05   AT 9/30/05
--------------------------------------   ----------   -----------   ----------
Noninterest-bearing demand                $  861.3      $1,014.8     $1,060.8
Savings                                      292.5         326.3        332.7
Interest-bearing demand                    2,417.5       2,360.0      2,317.5
CDs under $100,000                           995.5         923.0        840.6
Local CDs $100,000 and more                  574.7         436.5        411.0
                                          --------      --------     --------
Total core deposits                       $5,141.5      $5,060.6     $4,962.6
                                          ========      ========     ========

The decreases in savings and noninterest-bearing demand deposits appeared to reflect the rising market interest rate environment during the first half of the year, with clients opting to deposit funds in higher-yielding instruments. In addition, the decrease in noninterest-bearing demand deposits reflected a practice we instituted in December 2005 of sweeping commercial noninterest-bearing demand account balances into money market deposits. By sweeping these commercial accounts daily, we lower the deposit reserve requirements mandated by the Federal Reserve, and ultimately reduce our borrowing costs and uninvested cash balances. These sweeps accounted for approximately $188 million of the year-to-date decrease in noninterest-bearing demand balances.

We record local CDs as core deposits because they are client deposits, not brokered or wholesale deposits. The majority of local CDs are associated with clients in the Delaware Valley region, including commercial banking clients and municipalities, which frequently use these CDs to generate returns on their excess cash.

LOCAL CDS > or = $100,000 BY CLIENT CATEGORY   AT 9/30/06   AT 12/31/05   AT 9/30/05
--------------------------------------------   ----------   -----------   ----------
Consumer clients in Delaware                       73%           65%          66%
Commercial banking clients in Delaware             10%           12%          11%
Commercial banking clients in Pennsylvania         10%            9%           6%
Wealth Advisory clients                             7%           14%          16%
Corporate Client Services clients                  --%           --%           1%

In addition to discussing core deposit balances on a period-end basis, we present average balances as a point of comparison. Period-end core deposit balances frequently differ from average core deposit balances, mainly due to Corporate Client Services (CCS) activity. CCS clients frequently deposit funds for very short amounts of time near the ends of financial reporting periods. Since these deposits are not from Regional Banking clients, we believe that average core deposit balances, rather than period-end balances, are the better indicator of trends in our Regional Banking business.

On an average-balance basis, core deposits increased 1% during the first nine months of 2006. While noninterest-bearing demand and savings balances declined, interest-bearing demand deposits increased 3%; CDs under $100,000 rose 18%, and local CD balances were 29% higher.

                                          9 MONTHS ENDED   FULL YEAR   9 MONTHS ENDED
CORE DEPOSITS (on average, in millions)       9/30/06         2005         9/30/05
---------------------------------------   --------------   ---------   --------------
Noninterest-bearing demand                   $  747.5       $  992.0      $  983.4
Savings                                         317.0          344.9         351.3
Interest-bearing demand                       2,361.8        2,303.8       2,298.0
CDs under $100,000                              969.4          824.4         398.5
Local CDs $100,000 and more                     516.9          401.5         386.2
Total core deposits                          $4,912.6       $4,866.6      $4,817.4

% from Delaware clients                            94%            94%           94%
% from Pennsylvania clients                         5%             5%            5%
% from other markets                                1%             1%            1%

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

REGIONAL BANKING PROFITABILITY

The efficiency ratio of the Regional Banking business, compared with the efficiency ratio of the company overall, reflected the efficiency of our funding model and use of wholesale funds to support loan growth. The Regional Banking efficiency ratio improved from prior periods, mainly because income growth far exceeded expense growth.

EFFICIENCY RATIOS                        2006 Q3   2005 Q3   2006 YTD   2005 YTD
-----------------                        -------   -------   --------   --------
Regional Banking                          40.02%    42.86%     40.25%     42.61%
Wilmington Trust consolidated             95.64%    56.87%     69.54%     57.68%
Wilmington Trust consolidated,
   excluding impairment                   55.18%    56.87%     55.83%     57.68%

For more information about the profitability of the Regional Banking business, please refer to Note 5, "Segment reporting," in this report.

INCOME STATEMENT

This section compares our income and expenses for the third quarter and first nine months of 2006 with the corresponding periods in 2005. Year-to-date (YTD) references are as of September 30.

Net income for the third quarter of 2006 was $5.2 million and earnings per share (on a diluted basis) were $0.07. For the first nine months of 2006, net income was $96.3 million and earnings per share (diluted) were $1.38. These amounts were lower than for the corresponding year-ago periods because we recorded a non-cash impairment write-down of $72.3 million during the 2006 third quarter, which reflected the reduced carrying value of our investment in affiliate money manager RCM. We discuss this write-down in detail in the executive summary section of this report.

NET INCOME                               2006 Q3   2005 Q3   2006 YTD   2005 YTD
----------                               -------   -------   --------   --------
Net income (in millions)                 $   5.2   $  42.8    $  96.3    $ 120.5
Earnings per share (diluted)             $  0.07   $  0.62    $  1.38    $  1.76
Average shares outstanding (diluted,
   in thousands)                          69,933    68,699     69,716     68,440

Absent the impairment write-down, net income for the 2006 third quarter would have been $46.9 million and earnings per share (diluted) would have been $0.67 per share. These amounts would have been increases of 10% and 8%, respectively, from the year-ago third quarter.

Net income for the first nine months of 2006, excluding the impairment write-down, would have been $138.0 million and earnings per share (diluted) would have been $1.98. These amounts would have been increases of 15% and 13%, respectively, from the first nine months of 2005.

The main factors in the third quarter and year-to-date growth in net income (excluding the impairment write-down) were:

- Higher amounts of net interest income due to loan growth, relatively modest deposit pricing pressure, and the combination of our asset sensitivity and the rising market interest rate environment;

-    Increases in advisory business revenue;

-    Carefully managed expense growth and credit quality; and

- Leverage from the expansion investments we have made in recent years to add people and capabilities in markets and businesses where we see the greatest potential for growth.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

SOURCES OF INCOME

We generate two types of revenue: Net interest income and noninterest income. These two sources of revenue generate a diversified stream of income that we believe enables us to deliver consistent profitability and growth, with low volatility, in a variety of economic conditions.

During the first nine months of 2006, our sources of income remained diversified and balanced between net interest and noninterest income. The advisory businesses generated the majority of our noninterest income.

NET INTEREST AND NONINTEREST INCOME (1)                           2006 Q3   2005 Q3   2006 YTD   2005 YTD
---------------------------------------                           -------   -------   --------   --------
Total net interest and noninterest income (in millions)            $171.0    $160.5    $509.5     $465.1
Portion from net interest income                                       51%       50%       50%        50%
Portion from advisory business income                                  42%       41%       42%        42%
Portion from total noninterest income                                  49%       50%       50%        50%

(1)  After amortization and the provision for loan losses.

NET INTEREST INCOME

Net interest income is the difference between the interest revenue we receive on earning assets, such as loans and investments, and the interest expense we pay on liabilities, such as deposits and short-term borrowings. We generate net interest income mainly through banking and funding activities.

Net interest income for the 2006 third quarter, after the provision for loan losses, was $86.4 million. This was 7% higher than for the year-ago third quarter. For the first nine months of 2006, net interest income was $255.9 million, 10% higher than for the corresponding period in 2005.

NET INTEREST INCOME (in millions)                                 2006 Q3   2005 Q3   2006 YTD   2005 YTD
---------------------------------                                 -------   -------   --------   --------
Interest income                                                    $175.0    $134.9    $492.9     $370.4
Interest expense                                                     82.0      51.2     222.2      129.0
Net interest income                                                $ 93.0    $ 83.7    $270.7     $241.4
Provision for loan losses                                            (6.6)     (2.9)    (14.8)      (9.8)
Net interest income (after provision)                              $ 86.4    $ 80.8    $255.9     $231.6

The primary reasons for the third quarter and year-to-date increases in net interest income were:

- Loan growth. Loan balances were 7% higher at September 30, 2006, than at September 30, 2005.

- Our asset-sensitive interest rate position, in which assets continued to reprice at a faster pace than liabilities.

- Credit quality. The growth in net interest income far exceeded the increases in the provision for loan losses. For more information about the provision for loan losses, please refer to the asset quality section of this report.

CREDIT QUALITY EFFECT ON NET INTEREST INCOME                         Q3 2006 VS. 2005   YTD 2006 VS. 2005
--------------------------------------------                         ----------------   -----------------
Increase in net interest income before the provision (in millions)         $9.3               $29.3
Increase in the provision (in millions)                                    $3.7               $ 5.0

The Regional Banking business generated 92% of our net interest income for the 2006 third quarter, and 93% of our year-to-date net interest income, the same percentages as for the corresponding year-ago periods. We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, please refer to Note 5, "Segment reporting," in this report.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

NET INTEREST MARGIN

As market interest rates increased, we remained asset sensitive, and assets continued to reprice faster than liabilities. This helped generate a net interest margin of 3.83% for the 2006 third quarter, which was 17 basis points higher than for the year-ago third quarter. The year-to-date net interest margin was 3.80%, 15 basis points higher than for the first nine months of 2005.

NET INTEREST MARGIN                                          2006 Q3   2006 Q2   2006 Q1   2005 Q4   2005 Q3
-------------------                                          -------   -------   -------   -------   -------
Net interest margin                                            3.83%     3.80%     3.77%     3.74%     3.66%

The 2006 third quarter was the first quarter to reflect the full effects of the short-term rate increase the Federal Open Market Committee (FOMC) made on June 29, 2006, which was the FOMC's sixth short-term rate increase since the end of the 2005 third quarter. At September 30, 2006, short-term rates were:

-    100 basis points higher than at December 31, 2005.

-    150 basis points higher than at September 30, 2005.

For the third quarter and first nine months of 2006, asset yields continued to rise at a faster pace than deposit costs. Deposit pricing pressure was relatively modest, except on CDs. For example:

- Between June 30, 2006, and September 30, 2006, loan yields increased 30 basis points, compared with an increase of 18 basis points in core interest-bearing deposit rates.

- Between December 31, 2005, and September 30, 2006, loan yields rose 105 basis points, while core-interest-bearing deposit rates rose 52 basis points.

- Comparing the third quarter of 2006 with the third quarter of 2005, loan yields rose 143 basis points, while core interest-bearing deposit rates increased 71 basis points.

BASIS POINT (BPS) CHANGES IN YIELDS/RATES   9/30/06 VS. 6/30/06   9/30/06 VS. 12/31/05   9/30/06 VS. 9/30/05
-----------------------------------------   -------------------   --------------------   -------------------
Investment securities                              11 bps                 34 bps                51 bps
Commercial loans                                   34 bps                119 bps               165 bps
Total loans                                        30 bps                105 bps               143 bps
Total earning assets                               25 bps                 93 bps               128 bps

Core interest-bearing deposits                     18 bps                 52 bps                71 bps
National CDs                                       32 bps                129 bps               179 bps
Total interest-bearing deposits                    28 bps                 88 bps               117 bps
Funds to support earning assets                    22 bps                 84 bps               111 bps

One of the reasons for our asset sensitivity is the fact that, while more than 90% of our floating rate loans reprice within 30 days of an FOMC rate change, deposit repricing does not occur as quickly. When market interest rates stabilize after a series of increases, most asset repricing slows or stabilizes, but deposit repricing continues and may outpace asset repricing. When this happens, the net interest margin may decrease.

As of the date of this report (November 9, 2006), the FOMC had not changed short-term interest rates since the June 29, 2006, move. As a result, we expect our deposit rates to increase further, and we expect our net interest margin to decline modestly from its year-to-date level of 3.80%.

For more information on how we match the repricing of our assets and liabilities, please refer to the discussions on funding and interest rate risk management in this report.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

To compute the quarterly net interest margin, we subtract the weighted average rate on our cost of funds from the weighted average rate on earning assets.

To calculate the weighted average rate on earning assets, we use weighted average rates on federal funds sold and securities purchased under agreements to resell, the investment securities portfolio, and the loan portfolio, each of which is based on an underlying day-weighting of 360 or 365 days, depending on the asset's pricing characteristics.

To calculate the weighted average rate on the cost of funds, we use weighted average rates on interest-bearing deposits, short-term borrowings, and long-term debt, each of which is based on an underlying day-weighting of 360 or 365 days, depending on the liability's pricing characteristics.

DOLLAR AMOUNTS IN MILLIONS     2006 Q3    2005 Q3   2006 YTD   2005 YTD
---------------------------   --------   --------   --------   --------
FTE (1) net interest income   $   94.1   $   84.7   $  273.9   $  244.4

Earning assets (on average)   $9,645.1   $9,111.3   $9,501.0   $8,844.6

Weighted average rate on
   earning assets                 7.15%      5.87%      6.88%      5.58%
Weighted average rate on
   cost of funds                  3.32%      2.21%      3.08%      1.93%

Net interest margin               3.83%      3.66%      3.80%      3.65%

(1)  Fully tax-equivalent

For more details about the weighted average rates, please refer to the analysis of earnings on the pages that follow.

ANALYSIS OF EARNINGS

On the following pages, we present the consolidated comparative rate/volume and net interest income data for the third quarters and first nine months of 2006 and 2005.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

QUARTERLY ANALYSIS OF EARNINGS

                                    ------------------------------------------------------------
                                         2006 Third Quarter             2005 Third Quarter
                                    ------------------------------------------------------------
(Dollars in millions;                Average   Income/   Average    Average   Income/   Average
rates on tax-equivalent basis)       balance   expense      rate    balance   expense      rate
------------------------------------------------------------------------------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell          $   28.8    $  0.3      4.55%  $   52.9    $  0.5      3.45%

   U.S. Treasury                       157.0       1.6      4.06      134.4       1.1      3.17
   Government agencies                 475.9       5.1      4.23      390.7       3.8      3.87
   State and municipal                   9.6       0.1      8.75       11.3       0.2      8.76
   Preferred stock                      89.4       1.7      7.63       92.5       1.7      7.58
   Mortgage-backed securities          735.1       7.8      4.05      931.9       9.5      4.02
   Other                               390.0       6.3      6.42      369.2       4.5      4.84
------------------------------------------------------             ------------------
      Total investment securities    1,857.0      22.6      4.78    1,930.0      20.8      4.27
                                    ------------------------------------------------------------
   Commercial, financial, and
      agricultural                   2,407.7      48.9      7.96    2,449.3      39.5      6.32
   Real estate - construction        1,588.7      34.9      8.60    1,022.8      18.1      6.94
   Mortgage - commercial             1,238.5      25.3      7.98    1,232.8      20.6      6.55
------------------------------------------------------             ------------------
      Total commercial loans         5,234.9     109.1      8.16    4,704.9      78.2      6.51
                                    ------------------------------------------------------------
   Mortgage - residential              507.8       7.4      5.81      443.8       6.6      5.99
   Consumer loans                    1,470.5      27.2      7.31    1,369.7      22.2      6.43
   Secured with liquid collateral      546.1       9.5      6.78      610.0       7.6      4.89
------------------------------------------------------             ------------------
      Total retail loans             2,524.4      44.1      6.89    2,423.5      36.4      5.96
                                    ------------------------------------------------------------
         Total loans net of
            unearned income          7,759.3     153.2      7.75    7,128.4     114.6      6.32

         Total earning assets       $9,645.1    $176.1      7.15%  $9,111.3    $135.9      5.87%
                                    ============================================================

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                    ------------------------------------------------------------
                                         2006 Third Quarter             2005 Third Quarter
                                    ------------------------------------------------------------
(Dollars in millions;                Average   Income/   Average    Average   Income/   Average
rates on tax-equivalent basis)       balance   expense      rate    balance   expense      rate
------------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                          $  304.1    $ 0.3       0.42%  $  345.1     $ 0.2      0.28%
   Interest-bearing demand           2,374.1      6.6       1.10    2,257.2       5.1      0.90
   Certificates under $100,000         988.1      9.7       3.87      825.0       5.5      2.64
   Local CDs $100,000 and over         546.5      6.5       4.65      409.3       3.2      3.04
-----------------------------------------------------              ------------------
      Total core interest-
         bearing deposits            4,212.8     23.1       2.16    3,836.6      14.0      1.45

   National CDs $100,000
      and over                       2,864.6     38.7       5.30    2,500.6      22.5      3.51
-----------------------------------------------------              ------------------
      Total interest-bearing
         deposits                    7,077.4     61.8       3.43    6,337.2      36.5      2.26
                                    -----------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase       1,048.8     13.4       4.98    1,056.7       9.1      3.37
   U.S. Treasury demand                  6.8      0.1       5.09       12.1       0.1      3.41
-----------------------------------------------------              ------------------
      Total short-term borrowings    1,055.6     13.5       4.98    1,068.8       9.2      3.37
                                    -----------------------------------------------------------
   Long-term debt                      394.2      6.7       6.85      408.7       5.5      5.39
-----------------------------------------------------              ------------------
      Total interest-bearing
         liabilities                 8,527.2     82.0       3.78    7,814.7      51.2      2.58
                                    -----------------------------------------------------------
   Other noninterest funds           1,117.9       --         --    1,296.6        --        --
-----------------------------------------------------              ------------------
      Total funds used to
         support earning assets     $9,645.1    $82.0       3.32%  $9,111.3     $51.2      2.21%
                                    ===========================================================
Net interest income/yield                        94.1       3.83%                84.7      3.66%
   Tax-equivalent adjustment                     (1.1)                           (1.0)
                                                -----                          ------
Net interest income                             $93.0                           $83.7
                                                =====                          ======

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                    ------------------------------------------------------------
                                          Year-to-date 2006              Year-to-date 2005
                                    ------------------------------------------------------------
(Dollars in millions;                Average   Income/   Average    Average   Income/   Average
rates on tax-equivalent basis)       balance   expense      rate    balance   expense      rate
------------------------------------------------------------------------------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell          $   21.8    $  0.7      4.54%  $   31.5    $  0.7      3.05%

   U.S. Treasury                       149.5       4.2      3.67      121.3       2.7      2.97
   Government agencies                 423.9      13.1      4.04      349.4      10.1      3.83
   State and municipal                  10.2       0.7      8.77       11.7       0.7      8.74
   Preferred stock                      90.0       5.3      7.61       95.4       5.3      7.48
   Mortgage-backed securities          780.9      25.3      4.13      940.6      29.1      4.06
   Other                               396.7      17.8      6.02      347.9      11.8      4.52
------------------------------------------------------             ------------------
      Total investment securities    1,851.2      66.4      4.66    1,866.3      59.7      4.23
                                    ------------------------------------------------------------
   Commercial, financial, and
      agricultural                   2,439.7     140.4      7.61    2,460.8     109.7      5.88
   Real estate-construction          1,477.0      92.7      8.26      921.9      45.5      6.47
   Mortgage-commercial               1,227.1      71.5      7.68    1,225.6      57.1      6.17
------------------------------------------------------             ------------------
      Total commercial loans         5,143.8     304.6      7.81    4,608.3     212.3      6.07
                                    ------------------------------------------------------------
   Mortgage-residential                485.2      21.1      5.81      434.5      19.3      5.92
   Consumer loans                    1,445.5      76.7      7.08    1,301.2      61.3      6.28
   Secured with liquid collateral      553.5      26.6      6.34      602.8      20.1      4.40
------------------------------------------------------             ------------------
      Total retail loans             2,484.2     124.4      6.67    2,338.5     100.7      5.73
                                    ------------------------------------------------------------
         Total loans net of
            unearned income          7,628.0     429.0      7.44    6,946.8     313.0      5.96

         Total earning assets       $9,501.0    $496.1      6.88%  $8,844.6    $373.4      5.58%
                                    ============================================================

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                  -----------------------------------------------------------
                                        Year-to-date 2006              Year-to-date 2005
                                  -----------------------------------------------------------
(Dollars in millions;              Average   Income/   Average    Average   Income/   Average
rates on tax-equivalent basis)     balance   expense      rate    balance   expense      rate
---------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                        $  317.0    $  0.9     0.38%   $  351.3    $  0.7     0.26%
   Interest-bearing demand         2,361.8      18.6     1.05     2,298.0      14.3     0.83
   Certificates under $100,000       969.4      25.8     3.56       798.5      14.4     2.41
   Local CDs $100,000 and over       516.9      16.9     4.30       386.2       8.1     2.75
----------------------------------------------------             ------------------
      Total core interest-
         bearing deposits          4,165.1      62.2     1.99     3,834.0      37.5     1.30

   National CDs $100,000
      and over                     2,723.6     101.8     4.93     2,249.7      51.9     3.05
----------------------------------------------------             ------------------
      Total interest-bearing
         deposits                  6,888.7     164.0     3.15     6,083.7      89.4     1.95
                                  ----------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase     1,092.1      38.2     4.61     1,095.7      24.4     2.94
   U.S. Treasury demand               11.5       0.4     4.63        12.8       0.3     2.75
----------------------------------------------------             ------------------
   Total short-term
      borrowings                   1,103.6      38.6     4.61     1,108.5      24.7     2.93

   Long-term debt                    395.5      19.6     6.60       407.3      14.9     4.87
----------------------------------------------------             ------------------
      Total interest-bearing
         liabilities               8,387.8     222.2     3.51     7,599.5     129.0     2.25
                                  ----------------------------------------------------------
   Other noninterest funds         1,113.2        --       --     1,245.1        --       --
----------------------------------------------------             ------------------
      Total funds used to
         support earning assets   $9,501.0    $222.2     3.08%   $8,844.6    $129.0     1.93%
                                  ==========================================================
Net interest income/yield                      273.9     3.80%                244.4     3.65%
   Tax-equivalent adjustment                    (3.2)                          (3.0)

Net interest income                           $270.7                         $241.4
                                              ======                         ======

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                             -----------------------------   ------------------------------
                                               For the three months ended       For the nine months ended
                                                  Sept. 30, 2006/2005              Sept. 30, 2006/2005
                                             -----------------------------   ------------------------------
                                                  Increase/(decrease)              Increase/(decrease)
                                                    due to change in                due to change in
                                             -----------------------------   ------------------------------
(In millions)                                Volume (1)   Rate (2)   Total   Volume (1)   Rate (2)    Total
--------------------------------------------------------------------------   ------------------------------
Interest income:
   Federal funds sold and securities
      purchased under agreements to resell       $(0.2)     $  --    $(0.2)      $(0.2)     $ 0.2    $   --

   U.S. Treasury                                   0.2        0.3      0.5         0.7        0.8       1.5
   Government agencies                             0.9        0.4      1.3         2.3        0.7       3.0
   State and municipal *                            --       (0.1)    (0.1)       (0.1)       0.1        --
   Preferred stock *                                --         --       --        (0.2)       0.2        --
   Mortgage-backed securities                     (1.8)       0.1     (1.7)       (4.3)       0.5      (3.8)
   Other *                                         0.3        1.5      1.8         1.6        4.4       6.0
-----------------------------------------------------------------------------------------------------------
      Total investment securities                 (0.4)       2.2      1.8         0.0        6.7       6.7
                                               ------------------------------------------------------------
   Commercial, financial, and
      agricultural *                              (0.7)      10.1      9.4        (1.0)      31.7      30.7
   Real estate - construction                      9.9        6.9     16.8        26.9       20.3      47.2
   Mortgage - commercial *                         0.1        4.6      4.7         0.1       14.3      14.4
-----------------------------------------------------------------------------------------------------------
      Total commercial loans                       9.3       21.6     30.9        26.0       66.3      92.3
                                               ------------------------------------------------------------
   Mortgage - residential                          1.0       (0.2)     0.8         2.2       (0.4)      1.8
   Installment loans to individuals                1.6        3.4      5.0         6.8        8.6      15.4
   Secured with liquid collateral                 (0.8)       2.7      1.9        (1.6)       8.1       6.5
-----------------------------------------------------------------------------------------------------------
      Total retail loans                           1.8        5.9      7.7         7.4       16.3      23.7
                                               ------------------------------------------------------------
      Total loans net of unearned income          11.1       27.5     38.6        33.4       82.6     116.0
-----------------------------------------------------------------------------------------------------------
      Total interest income                      $10.5      $29.7    $40.2       $33.2      $89.5    $122.7
                                               ------------------------------------------------------------
Interest expense:
   Savings                                       $  --      $ 0.1    $ 0.1       $(0.1)     $ 0.3    $  0.2
   Interest-bearing demand                         0.3        1.2      1.5         0.4        3.9       4.3
   Certificates under $100,000                     1.1        3.1      4.2         3.1        8.3      11.4
   Local CDs $100,000 and over                     1.1        2.2      3.3         2.6        6.2       8.8
-----------------------------------------------------------------------------------------------------------
      Total core interest-bearing deposits         2.5        6.6      9.1         6.0       18.7      24.7
   National CDs $100,000 and over                  3.3       12.9     16.2        11.1       38.8      49.9
-----------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits              5.8       19.5     25.3        17.1       57.5      74.6
                                               ------------------------------------------------------------
   Federal funds purchased and securities
      sold under agreements to repurchase         (0.1)       4.4      4.3        (0.1)      13.9      13.8
   U.S. Treasury demand                             --         --       --          --        0.1       0.1
-----------------------------------------------------------------------------------------------------------
      Total short-term borrowings                 (0.1)       4.4      4.3        (0.1)      14.0      13.9
   Long-term debt                                 (0.2)       1.4      1.2        (0.4)       5.1       4.7
------------------------------------------------------ ----------------------------------------------------
      Total interest expense                     $ 5.5      $25.3    $30.8       $16.6      $76.6    $ 93.2
Changes in net interest income                   $ 5.0      $ 4.4    $ 9.4       $16.6      $12.9    $ 29.5
                                               ============================================================

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

NONINTEREST INCOME

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

Noninterest income for the 2006 third quarter was $84.6 million. This was 6% more than for the year-ago third quarter. For the first nine months of 2006, noninterest income was $253.6 million. This was 9% higher than for the first nine months of 2005. Revenue from the Wealth Advisory Services, Corporate Client Services, and Cramer Rosenthal McGlynn businesses accounted for most of the increases in noninterest income.

NONINTEREST INCOME (in millions)      2006 Q3   2005 Q3   2006 YTD   2005 YTD
--------------------------------      -------   -------   --------   --------
Advisory business revenue (1)          $71.7     $65.3     $214.9     $194.6
Service charges on deposit accounts      7.3       7.4       21.1       20.9
Other noninterest income                 5.5       7.0       17.6       17.2
Securities gains                         0.1        --         --        0.8
                                       -----     -----     ------     ------
Total noninterest income               $84.6     $79.7     $253.6     $233.5
                                       =====     =====     ======     ======

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

2. Planning and other services fees. These fees are from financial planning, estate settlement, family office management, tax, and other services. These fees are based on the level and complexity of the services we provide. They are not associated with asset valuations. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

3. Mutual fund fees. These fees are tied to money market mutual fund and cash valuations, and do not reflect equity market movements.

Total WAS revenue was 8% higher for the third quarter of 2006, and 9% higher for the first nine months of 2006, than for the corresponding periods in 2005. The revenue increases resulted from a combination of new business development with new clients as well as existing clients, especially in the areas of investment management, financial planning services, and family office services. Weakness in the financial markets during almost all of the third quarter and first nine months of 2006 masked the WAS growth overall.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

WEALTH ADVISORY SERVICES REVENUE (in millions)   2006 Q3   2005 Q3   2006 YTD   2005 YTD
----------------------------------------------   -------   -------   --------   --------
Trust and investment advisory fees               $33.0     $32.7     $100.4      $92.9
Planning and other services fees                   8.8       6.4       25.1       23.3
Mutual fund fees                                   5.3       4.4       15.0       13.2
                                                 -----     -----     ------     ------
Total Wealth Advisory Services revenue           $47.1     $43.5     $140.5     $129.4
                                                 =====     =====     ======     ======

For the 2006 third quarter, planning and other services fees were the primary contributor to WAS revenue growth. Most of this growth came from activity at Grant Tani Barash & Altman (GTBA), our West Coast provider of business management and family office services. Revenue from planning services also was a factor in the year-to-date increase in total WAS revenue.

Third quarter 2006 revenue from trust and investment advisory services was only slightly higher than for the year-ago third quarter. Business development was good, but was offset by lackluster performance in the financial markets. Although the markets rallied in September 2006, the increases occurred too late in the quarter to affect revenue. Despite the minimal increase during the third quarter, trust and investment advisory revenue accounted for most of the year-to-date growth in total WAS revenue, reflecting the strength of business development.

Increases in the mutual fund component of WAS revenue reflected the market interest rate environment, which increased the attractiveness of money market mutual funds as an alternative to lower-yielding instruments.

WAS sales were 9% higher for the first nine months of 2006 than for the corresponding period last year, with the Pennsylvania and New York markets contributing most of the increase. Sales attributed to Delaware include business from clients in other states whose accounts are located in Delaware in order to benefit from Delaware's trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states. We attribute these sales to Delaware because we serve these client accounts from our Delaware headquarters.

PERCENTAGE CONTRIBUTION TO TOTAL WAS SALES   2006 Q3   2005 Q3   2006 YTD   2005 YTD
------------------------------------------   -------   -------   --------   --------
California                                      4%        3%         4%         5%
Delaware (1)                                   57%       36%        56%        53%
Florida                                         6%       11%         7%         8%
Georgia                                         1%        8%         3%         6%
Maryland                                        3%        2%         2%         3%
New York                                       11%       16%        12%        11%
Pennsylvania                                   18%       24%        16%        14%

(1) Delaware's contribution includes business development with clients in other states who seek Delaware's trust advantages. Because we serve these clients from our headquarters, we attribute these sales to Delaware.

WEALTH ADVISORY SERVICES PROFITABILITY

Total WAS revenue (net interest income plus noninterest income, minus the provision for loan losses) for the 2006 third quarter was 7% higher than for the year-ago third quarter, but the corresponding increase in expenses was 10%. This caused profitability to decline somewhat, even though pre-tax income was the same for both the 2006 and 2005 third quarters. Expense growth also caused the slight decrease in year-to-date profitability, even though WAS pre-tax income was 7% higher than for the first nine months of 2005.

The increase in WAS expenses reflected expansion activity during the second and third quarters of 2006, which included:

- Establishing WAS offices in Allentown, Pennsylvania (in the Lehigh Valley), and Princeton, New Jersey, and hiring staff for those offices; and

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

- Launching the Wilmington Family Office (WFO) practice on the East Coast; adding WFO staff in Delaware, New Jersey, and New York; and opening a small WFO office in Stamford, Connecticut.

EFFICIENCY RATIOS                        2006 Q3   2005 Q3   2006 YTD   2005 YTD
-----------------                        -------   -------   --------   --------
Wealth Advisory Services                  77.64%    75.53%    78.13%     77.85%
Wilmington Trust consolidated             95.64%    56.87%    69.54%     57.68%
Wilmington Trust consolidated,
   excluding impairment                   55.18%    56.87%    55.83%     57.68%

For more information about the profitability of the WAS business, please refer to Note 5, "Segment reporting," in this report.

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

3. Retirement services. Approximately 50% of these fees are based on equity market valuations of retirement plan assets for which we serve as custodian. The remainder are priced on a fee-for-service basis.

4. Investment/cash management. These fees reflect investment and cash management services we perform for capital markets clients who have residual cash management needs, and for retirement services clients. The majority of these fees are based on money market fund valuations. The remainder is based on the valuations of investment-grade fixed income instruments.

Total CCS revenue was 11% higher for the third quarter of 2006, and 12% higher for the first nine months of 2006, than for the corresponding periods in 2005. All components of the CCS business contributed to the year-over-year growth, and all but the capital markets component contributed to the third quarter growth.

CORPORATE CLIENT SERVICES REVENUE
(in millions)                            2006 Q3   2005 Q3   2006 YTD   2005 YTD
-----------------------------------      -------   -------   --------   --------
Capital markets services                   $8.2      $8.3      $25.4      $23.7
Entity management services                  6.8       5.7       19.8       17.5
Retirement services                         3.4       3.2        9.8        9.1
Investment/cash management services         2.7       1.9        7.3        5.4
                                          -----     -----      -----      -----
Total Corporate Client Services
   revenue                                $21.1     $19.1      $62.3      $55.7
                                          =====     =====      =====      =====

The largest revenue increases, for both the third quarter and first nine months of 2006, were recorded by the entity management component. Business development in Europe and the Cayman Islands accounted for most of the growth.

In Europe, demand was strong for the independent directorships and administrative services we provide, most of which support asset-backed securitizations. Business from Ireland and England drove the third quarter revenue growth. These two countries, plus Greece, accounted for most of the year-to-date growth. Many of the European securitizations we serve are backed by residential and commercial mortgages. Securitizations of credit card

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006 receivables, especially in Greece, are also increasing. Greece has one of the highest credit card utilization rates in Europe.

The increases in entity management revenue from the Cayman Islands reflected the addition of the book of business from PwC Corporate Services (Cayman), which we acquired from the accounting firm PricewaterhouseCoopers in May 2006.

After the entity management component, the largest contributor to total CCS revenue growth for the third quarter and first nine months of 2006 was the investment/cash management component. These fees were up 42% for the quarter, and 35% year to date. These increases were the result of more proactive efforts to promote our money market mutual funds and fixed income investment management capabilities with new as well as existing clients. Most of the CCS investment/cash management revenue is tied to money market mutual funds. The remainder is based on the valuations of fixed income instruments, primarily asset-backed, U.S. Treasury, corporate, and other types of investment-grade securities.

In the capital markets component, revenue for the first nine months of 2006 was 7% higher than for the first nine months of 2005, but there has been a progression of small decreases in capital markets revenue for every quarter in 2006. Although demand for collateral trustee, successor trustee, and commercial mortgage-backed defeasance services rose, it was not strong enough to offset weakness in the U.S. market for asset-backed securitizations (ABS), which is occurring because:

- As ABS transactions have gained popularity, they have become more common - and the fees they command are significantly lower than when this type of structure was new.

- The dollar volume of ABS issues has risen, but the actual number of issues has fallen. Competition for fewer issues has eroded pricing.

- Rising market interest rates have reduced demand for mortgage-backed securitizations.

- New Securities and Exchange Commission registration and reporting requirements (Regulation AB) have caused some issuers to delay or cancel transactions.

In the retirement services component, the revenue increases reflected higher asset valuations, which rose as clients added funds to their retirement plans.

CORPORATE CLIENT SERVICES PROFITABILITY

CCS pre-tax income for the 2006 third quarter was 45% higher than for the year-ago third quarter, and 44% higher year to date. These increases reflected the effects of business expansion, and caused the CCS efficiency ratio to improve by 596 basis points for the third quarter 2006 versus 2005, and by 527 basis points year to date.

EFFICIENCY RATIOS                        2006 Q3   2005 Q3   2006 YTD   2005 YTD
-----------------                        -------   -------   --------   --------
Corporate Client Services                 70.71%    76.67%    73.75%     79.02%
Wilmington Trust consolidated             95.64%    56.87%    69.54%     57.68%
Wilmington Trust consolidated,
   excluding impairment                   55.18%    56.87%    55.83%     57.68%

For more information about the profitability of the CCS business, please refer to Note 5, "Segment reporting," in this report.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

At Wilmington Trust, changes in WAS and CCS revenue are better indicators of business trends than assets under management or assets under administration. Since most of the assets we manage for clients are held in trusts, asset levels are affected by not just business flows and financial market movements, but also by trust distributions. Funds

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006 from trusts are distributed for tax payments, philanthropic obligations, discretionary spending, trust terminations, and other purposes. Trust distributions reduce asset levels in trust accounts and do not necessarily reflect lost business.

In addition, changes in assets under management may not reflect new or lost business, because:

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

- The majority of CCS revenue is generated on a fee-for-service basis and is not related to asset valuations.

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

The following table compares changes in assets under management.

ASSETS UNDER MANAGEMENT (in billions)                   AT 9/30/06   AT 6/30/06   AT 12/31/05   AT 9/30/05
-------------------------------------                   ----------   ----------   -----------   ----------
Wilmington Trust (1)                                       $27.2        $26.4        $26.0         $26.3
Cramer Rosenthal McGlynn                                     9.8          9.4          8.9           8.5
Roxbury Capital Management                                   3.1          3.3          3.3           3.2
                                                           -----        -----        -----         -----
Total assets under management                              $40.1        $39.1        $38.2         $38.0
                                                           =====        =====        =====         =====

(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

The following table compares changes in assets under management and assets under administration at Wilmington Trust (excluding CRM and RCM). Most of the assets under administration are associated with the Corporate Client Services business.

CLIENT ASSETS AT WILMINGTON TRUST (in billions)         AT 9/30/06   AT 6/30/06   AT 12/31/05   AT 9/30/05
-----------------------------------------------         ----------   ----------   -----------   ----------
Assets under management (1)                                $27.2        $26.4         $26.0        $26.3
Assets under administration                                 73.3         74.3          74.9         70.6
                                                          ------       ------        ------        -----
Total client assets                                       $100.5       $100.7        $100.9        $96.9
                                                          ======       ======        ======        =====

(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

INVESTMENT MIX OF WILMINGTON TRUST MANAGED ASSETS (1)   AT 9/30/06   AT 6/30/06   AT 12/31/05   AT 9/30/05
-----------------------------------------------------   ----------   ----------   -----------   ----------
Equities                                                    48%          51%          56%           55%
Fixed income                                                28%          26%          23%           23%
Cash and equivalents                                        14%          13%          12%           13%
Other assets                                                10%          10%           9%            9%

(1)  Excluding CRM and RCM.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

AFFILIATE MONEY MANAGERS

Our two affiliate money managers are:

-    Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York;
     and

- Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.

The principals of these two firms retain certain management controls, including veto powers, over a variety of matters. As a result, we do not consolidate their results in our financial statements, and the revenue we record from them, which is based on our ownership position in each, is net of expenses.

AFFILIATE MANAGER REVENUE (in millions)                     2006 Q3   2005 Q3   2006 YTD   2005 YTD
---------------------------------------                     -------   -------   --------   --------
Revenue from Cramer Rosenthal McGlynn                         $4.6      $3.4      $14.1      $11.8
Revenue from Roxbury Capital Management                         --      $0.3      $ 1.1      $ 0.8

AFFILIATE MANAGER MANAGED ASSETS (in millions)   AT 9/30/06   AT 6/30/06   AT 12/31/05   AT 9/30/05
----------------------------------------------   ----------   ----------   -----------   ----------
Managed assets at Cramer Rosenthal McGlynn        $9,784.5     $9,392.0      $8,899.0     $8,480.5
Managed assets at Roxbury Capital Management      $3,122.9     $3,253.3      $3,287.3     $3,246.6

CRAMER ROSENTHAL MCGLYNN (CRM)

CRM's assets under management rose $1.30 billion, or 15%, during the 12 months ended September 30, 2006. More than two-thirds of this increase occurred during the first nine months of 2006. Asset inflows into CRM's small- and mid-cap products, as well as market appreciation, were the main reasons for these increases.

Revenue from CRM for the 2006 third quarter was $4.6 million, a 35% increase from the year-ago third quarter. For the first nine months of 2006, revenue from CRM was $14.1 million, a 20% increase. Revenue from CRM for the first nine months of 2005 included a gain of approximately $1.4 million on the sale of an equity investment. Absent this gain, revenue from CRM for the first nine months of 2005 would have been $10.4 million and the 2006 year-to-date increase would have been 36%.

The 2006 third quarter growth in revenue from CRM resulted mainly from the higher levels of assets under management. The year-to-date revenue increase resulted from higher asset levels as well as hedge fund performance fees.

At September 30, 2006, we held an 81.73% ownership interest in CRM, compared with 77.24% at September 30, 2005. The increase in our ownership position occurred during the 2006 second quarter, as permitted by the put (relinquishment of interests) provisions in our acquisition agreement with CRM. This increase had a nominal effect on the revenue we receive from CRM.

ROXBURY CAPITAL MANAGEMENT (RCM)

During the 2006 third quarter, RCM terminated its micro-cap product, which reduced managed asset levels and revenue. In addition, costs associated with the fund termination caused expenses to be higher than usual. As a result, RCM's revenue contribution for the quarter was negative and a nominal loss was recorded. For the first nine months of 2006, revenue from RCM was $1.1 million. The firm's core small- and mid-cap products continued to perform well and attract assets.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

During the 2006 third quarter, we reassessed the valuation of our investment in RCM, after the firm terminated its micro-cap fund and decided to exit its fixed income fund by the end of 2006. Because these actions reduced current and future levels of assets under management and numbers of client accounts at RCM, we determined that our investment in RCM was other than temporarily impaired, and that the carrying value of the firm should be reduced from $137.6 million to $65.3 million, as of September 30, 2006. We recorded the difference of $72.3 million in our income statement as an impairment write-down for the 2006 third quarter. The impairment write-down reduced the amount of goodwill associated with RCM from $131.3 million to $59.0 million, as of September 30, 2006. For more information on this impairment write-down, please refer to the executive summary section of this report.

At September 30, 2006, our investment in RCM consisted of 41.23% of the firm's common shares and a preferred profits interest equal to 30% of the firm's revenues, unchanged from the fourth quarter of 2003.

OTHER TYPES OF NONINTEREST INCOME

NON-ADVISORY NONINTEREST INCOME
(in millions)                            2006 Q3   2005 Q3   2006 YTD   2005 YTD
--------------------------------------   -------   -------   --------   --------
Service charges on deposit accounts       $ 7.3     $ 7.4      $21.1      $20.9
Other noninterest income                  $ 5.5     $ 7.0      $17.6      $17.2
Securities gains                          $ 0.1        --         --      $ 0.8
                                          -----     -----      -----      -----
Total non-advisory noninterest income     $12.9     $14.4      $38.7      $38.9
                                          =====     =====      =====      =====

Changes in income from service charges on deposit accounts were due mainly to changes in the volume of returned items and revenue from ATMs.

ATMS                          AT 9/30/06   AT 6/30/06   AT 12/31/05   AT 9/30/05
----                          ----------   ----------   -----------   ----------
Number of ATMs                    229          226          230           227

The amount reported for other noninterest income for the 2006 third quarter was 21% less than for the year-ago third quarter. On a year-to-date basis, other noninterest income was 2% higher. Other noninterest income included two items that did not reflect ongoing business operations:

- The 2005 third quarter and year-to-date amounts included approximately $2.0 million of gains from executive life insurance policies.

- The 2006 year-to-date amount included approximately $1.0 million from a gain on the sale of real estate.

Absent these two items, other noninterest income would have been 10% higher for the 2006 third quarter. On a year-to-date basis, other noninterest income would have been 9% higher. These increases reflected higher revenue from loan fees, which rose due to higher volumes of letters of credit extended on unfunded loan commitments.

OTHER NONINTEREST INCOME (in millions)   2006 Q3   2005 Q3   2006 YTD   2005 YTD
--------------------------------------   -------   -------   --------   --------
Other noninterest income, excluding two
   items noted above                       $5.5      $5.0      $16.6      $15.2

Securities gains for the 2006 third quarter were $0.1 million. For the first nine months of 2006, securities gains were zero, because the $0.1 million securities loss we recorded for the 2006 second quarter offset the gain we recorded for the third quarter.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

NONINTEREST EXPENSE

Noninterest expenses were $170.9 million and $366.8 million, respectively, for the third quarter and first nine months of 2006. These amounts included the $72.3 million impairment write-down we recorded against our investment in RCM, which we discuss in the executive summary section of this report.

NONINTEREST EXPENSE                         2006 Q3   2005 Q3   2006 YTD   2005 YTD
-------------------                         -------   -------   --------   --------
Noninterest expense before the impairment    $ 98.6    $93.5     $294.5     $275.6
Impairment write-down                        $ 72.3       --     $ 72.3         --
                                             ------    -----     ------     ------
Total noninterest expense                    $170.9    $93.5     $366.8     $275.6
                                             ======    =====     ======     ======

Absent the impairment write-down, the increases in noninterest expense reflected the initiatives we have undertaken over the past 12 months to add staff and capabilities that strengthen our relationships with clients.

Since the end of September 2005, we have:

-    Launched the Wilmington Family Office practice on the East Coast.

- Opened new offices in Pennsylvania, New Jersey, Connecticut, and Frankfurt, Germany.

-    Expanded existing offices in Delaware, Pennsylvania, Maryland, and New
     York.

- Acquired the corporate services book of business from PricewaterhouseCoopers in the Cayman Islands.

- Invested in technology and added staff to expand services that support collateralized debt obligations.

At September 30, 2006, there were 51 more full-time-equivalent staff members than at December 31, 2005, and 81 more than at September 30, 2005.

STAFFING                             AT 9/30/06   AT 12/31/05   AT 9/30/05
--------                             ----------   -----------   ----------
Full-time equivalent staff members      2,520        2,469         2,439

Excluding the impairment write-down, staffing-related expenses continued to represent the majority of our noninterest expense. For the third quarter of 2006, higher salary and wage expense was offset by lower incentives and employment benefits expense. The year-to-date increase in staffing-related expense reflected the additions to staff shown above.

STAFFING-RELATED EXPENSES (in millions)   2006 Q3   2005 Q3   2006 YTD   2005 YTD
---------------------------------------   -------   -------   --------   --------
Salaries and wages                         $39.5     $35.4     $114.1     $103.3
Incentives and bonuses                       8.9       9.3       29.5       29.1
Employment benefits                         11.4      11.6       36.8       35.8
                                           -----     -----     ------     ------
Total staffing-related expense             $59.8     $56.3     $180.4     $168.2
                                           =====     =====     ======     ======

Effective January 1, 2006, we adopted the retrospective method of accounting for stock-based compensation expense, in accordance with Statement of Financial Accounting Standards No. 123 (revised), and we adjusted prior period amounts accordingly. We record these costs in the incentives and bonuses expense line.

INCENTIVES AND BONUSES (in millions)   2006 Q3   2006 Q2   2006 Q1   2005 Q4   2005 Q3
------------------------------------   -------   -------   -------   -------   -------
Stock-based compensation expense         $1.7     $ 1.4     $ 2.0      $1.8      $1.7
Total incentives and bonuses             $8.9     $10.3     $10.3      $8.8      $9.3

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

The adjusted amounts for all of the items affected by the accounting change are available for the full years 1995 through 2005 at wilmingtontrust.com, by e-mail request to IR@wilmingtontrust.com, or by telephone request to (302) 651-8527.

The third quarter and year-to-date increases in other expense categories also were related primarily to our expansion activities. In addition, higher energy costs added to net occupancy expense.

Two expense items recorded during the first nine months of 2005 were not indicative of continuing business operations:

- The amount of subadvisor expense reported for the first nine months of 2005 included a nonrecurring credit of approximately $1 million that we recorded as a result of account reconciliations made when we consolidated subadvisor expenses under Wilmington Trust Investment Management. Subadvisor expense represents the payments we make to third-party investment advisors used in the Wealth Advisory business. Absent this credit, subadvisor expense for the first nine months of 2005 would have been $1 million higher.

- The amount of other noninterest expense reported for the first nine months of 2005 included approximately $1 million of product development expense. Absent this amount, other noninterest expenses for the first nine months of 2005 would have been approximately $1 million lower.

INCOME TAXES

Income tax expense for the third quarter and first nine months of 2006 was lower than for the corresponding year-ago periods, mainly because the impairment write-down we recorded against our investment in RCM resulted in a tax benefit of approximately $30 million for the subsidiary in which we hold our investment in RCM. Since the effective tax rate for that subsidiary, WT Investments, Inc.
(WTI), is higher than Wilmington Trust's overall effective state tax rate on a consolidated basis, the impairment write-down resulted in an additional state tax benefit of $5.0 million for the Corporation and reduced our effective tax rate.

Also affecting our effective tax rate were the volumes of stock options exercised in 2006. Option exercise volumes were higher for the third quarter and first nine months of 2006 than for the corresponding year-ago periods, which increased the tax-deductible portion of our stock-based compensation expense.

INCOME TAXES AND TAX RATE              2006 Q3      2005 Q3   2006 YTD   2005 YTD
-------------------------          --------------   -------   --------   --------
Pre-tax income (in millions)           $ 0.1        $ 67.0     $142.7     $189.5
Income tax expense (in millions)       $(5.0)       $ 24.1     $ 46.3     $ 68.8
Effective tax rate                 Not meaningful    35.97%     32.45%     36.31%

Excluding the impairment write-down, our effective tax rate was 35.36% for the third quarter of 2006, and 35.77% for the first nine months of the year.

INCOME TAXES AND TAX RATE, EXCLUDING THE
IMPAIRMENT WRITE-DOWN                      2006 Q3   2005 Q3   2006 YTD   2005 YTD
----------------------------------------   -------   -------   --------   --------
Pre-tax income (in millions)               $ 72.4    $ 67.0     $215.0     $189.5
Income tax expense (in millions)           $ 25.6    $ 24.1     $ 76.9     $ 68.8
Effective tax rate                           35.36%    35.97%     35.77%     36.31%

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

CAPITAL RESOURCES

Our capital position remained strong during the first nine months of 2006. Stockholders' equity rose 5%, and our regulatory capital continued to exceed the minimum levels established by the Federal Reserve Board for well-capitalized institutions.

On April 20, 2006, the strength of our capital position led our Board of Directors to raise the quarterly cash dividend by 5%, from $0.30 per share to $0.315 per share. On an annualized basis, this action raised the cash dividend from $1.20 per share to $1.26 per share. On July 20, 2006, the Board declared a regular quarterly dividend of $0.315 per share, which was paid on August 15, 2006, to shareholders of record as of August 1, 2006. On October 19, 2006, the Board declared another regular quarterly dividend of $0.315 per share. This dividend will be paid on November 15, 2006, to shareholders of record as of November 1, 2006.

The tables below compare how the impairment write-down affected stockholders' equity, on average, the returns on average equity and average assets, the capital generation rate, and the dividend payout ratio.

                                        9 MOS. ENDED   YEAR ENDED   9 MOS. ENDED
CAPITAL STRENGTH                           9/30/06      12/31/05       9/30/05
----------------                        ------------   ----------   ------------
Stockholders' equity (period-end,
   in millions)                           $1,064.3      $1,017.7       $972.7
Return on average stockholders'
   equity (annualized)                       12.19%        17.59%       17.18%
Return on average assets (annualized)         1.24%         1.70%        1.66%
Capital generation rate (annualized)          4.31%         9.54%        8.92%
Dividend payout ratio                         65.9%         48.0%        49.6%

CAPITAL STRENGTH EXCLUDING              9 MOS. ENDED   YEAR ENDED   9 MOS. ENDED
THE IMPAIRMENT WRITE-DOWN                  9/30/06      12/31/05       9/30/05
--------------------------              ------------   ----------   ------------
Stockholders' equity (period-end,
   in millions)                           $1,106.0      $1,017.7       $972.7
Return on average stockholders'
   equity (annualized)                       17.47%        17.59%       17.18%
Return on average assets (annualized)         1.78%         1.70%        1.66%
Capital generation rate (annualized)          9.79%         9.54%        8.92%
Dividend payout ratio                         46.0%         48.0%        49.6%

During the first nine months of 2006, we added $46.6 million to capital, including:

- $32.8 million, which reflected earnings of $96.3 million net of $63.5 million in cash dividends;

- $35.4 million from the issue of common stock under employment benefit plans;

-    $4.3 million in tax benefits from stock-based compensation costs;

-    $2.9 million in unrealized gains on securities, net of taxes; and

-    $0.8 million in foreign currency exchange adjustments.

Offsetting these additions were $29.6 million of reductions in capital, which consisted of:

-    $29.1 million for the repurchase of shares; and

- $0.5 million in derivative losses included in other comprehensive income, net of taxes.

CAPITAL RATIOS

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve's guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

REGULATORY             AT        AT         MINIMUM TO BE        MINIMUM TO BE
CAPITAL RATIOS       9/30/06  12/31/05  ADEQUATELY CAPITALIZED  WELL CAPITALIZED
--------------       -------  --------  ----------------------  ----------------
Total risk-based
   capital            12.28%   12.02%             8%                   10%
Tier 1 risk-based
   capital             8.26%    7.54%             4%                    6%
Tier 1 leverage
   capital             7.34%    6.74%             4%                    5%

During a review of risk-based capital calculations, we discovered that the total risk-based capital ratios reported as of December 31, 2005; March 31, 2006; and June 30, 2006, inadvertently included portions of subordinated long-term debt that should have been excluded due to their approaching maturity. The total risk-based capital ratio was the only capital ratio affected. All of the company's capital ratios remained well above the regulatory minimum to be considered a well capitalized institution. The corrected ratios appear in the table below.

CORRECTIONS         AT JUNE 30, 2006    AT MARCH 31, 2006   AT DECEMBER 31, 2005
TO THE TOTAL      -------------------  -------------------  --------------------
RISK-BASED        REPORTED  CORRECTED  REPORTED  CORRECTED   REPORTED  CORRECTED
CAPITAL RATIO        RATIO      RATIO     RATIO      RATIO      RATIO      RATIO
-------------     --------  ---------  --------  ---------   --------  ---------
Total risk-based
   capital         12.66%     11.80%    12.72%     12.21%     12.36%     12.02%

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth.

SHARE REPURCHASES

We repurchased 504,515 of our shares during the 2006 third quarter. The cost for the quarter was $22.2 million and the average price per share was $44.08. This brought the number of shares repurchased during the first nine months of 2006 to 661,832, at a total cost of $29.1 million and an average price per share of $43.93.

The current share buy-back program was authorized in April 2002 for 8 million shares. As of September 30, 2006, there were 6,649,923 shares available for repurchase under this program.

LIQUIDITY AND FUNDING

LIQUIDITY POLICY

Liquidity refers to the ability to obtain cash, or to convert an asset into cash (or a cash equivalent) without substantially affecting the asset's price, in a timely manner at a reasonable cost. It is an indicator of how well positioned a company is to acquire the cash, or funding, it needs to conduct its business. For banks, liquidity is defined as the ability to accommodate, efficiently and economically, decreases in deposits and increases in assets (such as loans), as well as to manage the cash flows associated with amortization, prepayments, and maturities of loans and investment securities.

Our sources of liquidity include:

-    Core deposits;

-    Non-core deposits, such as national CDs of $100,000 and higher;

-    Short-term borrowings;

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

-    Long-term borrowings (such as long-term debt);

-    Cash flow from our loan and investment securities portfolios;

-    Capital (stockholders' equity); and

-    Other credit facilities.

We manage liquidity to ensure that we have sufficient cash (funding) to:

-    Support our operating and investing activities;

-    Meet increases in demand for loans and other assets;

-    Provide for decreases in deposits and other funding sources;

-    Comply with regulatory funding and liquidity requirements; and

-    Minimize funding and liquidity risk.

We manage liquidity risk according to a policy established by our Asset/Liability Committee and approved by our Board of Directors. This policy:

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

We categorize liquidity risk into three levels: Level I, Level II, and Level
III. Each level considers liquidity risk in the context of various internal and external scenarios.

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

-    Restricting off-balance-sheet commitments; and

-    Selling liquid assets.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

We use a funds-at-risk (FAR) ratio to measure our liquidity needs and liquidity risk. The FAR ratio, which we calculate monthly, expresses on- and off-balance-sheet liquid assets as a percentage of wholesale liabilities. The FAR ratio considers these items on three-month, six-month, and one-year time horizons.

We believe our liquidity management practices give us the flexibility to react to any potential changes that might affect our liquidity risk adversely. Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. All of our credit ratings are investment grade, and they substantiate our financial stability and the consistency, over time, of our earnings.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability, or increase the cost, of funding from the national markets.

LIQUIDITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Our liquidity position was strong for the third quarter and first nine months of 2006. As of September 30, 2006:

-    We were operating within Level I parameters of our liquidity risk policy.

- Our FAR ratio calculations indicated that our liquidity position was within the parameters described in Level I of our liquidity risk policy.

We have undergone no credit rating changes since August 2004. Fitch Ratings affirmed its credit ratings of Wilmington Trust Corporation and Wilmington Trust Company on June 28, 2006, and Standard & Poor's affirmed its credit ratings of both institutions on August 30, 2006. After we announced our 2006 third quarter results on October 20, 2006, Standard & Poor's and Moody's Investor Services issued statements saying the non-cash write down would have no effect on our credit ratings. Our most recent credit ratings are posted on wilmingtontrust.com in the "Investor Relations" section.

Sources of liquidity available to us as of September 30, 2006, included:

-    Deposit balances of $7.88 billion.

-    Short-term borrowings of $1.17 billion.

-    Long-term debt of $395 million.

-    Stockholders' equity of $1.06 billion.

- Investment securities of $1.98 billion. We expect the investment securities portfolio to generate approximately $470 million of cash over the next 12 months from maturities, calls, and income.

- $85 million in available credit from lines of credit with U.S. financial institutions.

In addition, we had a borrowing capacity of $833 million, secured with collateral, from the Federal Home Loan Bank (FHLB) of Pittsburgh, of which Wilmington Trust Company and Wilmington Trust of Pennsylvania are members. This amount is as of June 30, 2006. The FHLB adjusts our borrowing capacity on a quarter-by-quarter basis. Because its adjustment calculations for September 30, 2006, were not complete as of the filing date of this report (November 9, 2006), the amount as of June 30, 2006, is the most current data available.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for affiliate money manager Cramer Rosenthal McGlynn (CRM). At September 30, 2006, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 81.73%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 4, 2006.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

FUNDING STRATEGY

As noted above, we use a mix of funding sources to achieve liquidity. The mix of funding sources we use reflects the business model of our Regional Banking business.

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

To compensate for this disparity, we augment core deposits with wholesale funding (national CDs and short-term borrowings). We adjust the mix between national CDs and short-term borrowings depending on which funding source offers more favorable terms. We use wholesale funding because:

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

FUNDING IN THE FIRST NINE MONTHS OF 2006

During the first nine months of 2006, core deposits - demand deposits, interest-bearing demand deposits, time deposits, and local CDs $100,000 and over
- continued to be our primary source of funding, but they accounted for a smaller proportion of our funding, given the disparity between loan growth and core deposit growth. Between December 31, 2005, and September 30, 2006, loan balances increased 5%, while core deposit balances increased 2%. This reflected our business strategy of expanding the commercial banking business throughout the Delaware Valley region while focusing our retail banking (and core deposit gathering) activities in the state of Delaware.

PROPORTION OF FUNDING PROVIDED BY:       AT 9/30/06   AT 12/31/05   AT 9/30/05
----------------------------------       ----------   -----------   ----------
Core deposits                               48.1%        49.5%         48.7%
Core deposits and stockholders' equity      58.0%        59.4%         58.2%
National CDs and short-term borrowings      36.6%        35.2%         36.3%

The rates we pay for wholesale funding tend to be higher than the rates we pay on core deposits. Using rates alone to compare funding costs can be misleading, however. This is because core deposit rates express the absolute cost of the funds, but they do not reflect the associated staffing and other operating expenses. For a comparison of core deposit and wholesale funding rates, please refer to the interest rate risk discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

Asset quality is one of the risks we encounter in the ordinary course of business. We discuss other types of risk elsewhere in this report.

Our two main categories of assets are investment securities and loans. We discuss our investment securities portfolio in the section of this report about the Statement of Condition. For the purposes of this section, our discussion of asset quality centers on loan (credit) quality.

As of September 30, 2006, loans represented 73% of our assets; investment securities represented 19%; goodwill represented 3%; premises and equipment represented 1%; and a combination of other assets accounted for the remainder.

During the 2006 third quarter, we reduced the carrying value of our investment in affiliate money manager RCM from $137.6 million to $65.3 million. The change in RCM's carrying value reduced the amount of goodwill associated with RCM from $131.3 million to $59.0 million, as of September 30, 2006. The remaining $6.3 million of RCM's carrying value was included in other assets. As a result of this write-down, we recorded a $72.3 million non-cash impairment charge for the 2006 third quarter. More information about the change to RCM's carrying value is in the executive summary of this report.

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

- We have no interest-only mortgages, payment option adjustable rate mortgages, negatively amortizing adjustable rate mortgages, or other types of nontraditional mortgages in our residential mortgage portfolio.

More details about our commercial real estate/construction loan underwriting and credit quality are in the commercial loan discussion in this report.

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

CREDIT QUALITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

As loan growth continued, credit quality trends remained positive. As of September 30, 2006:

- More than 97% of loans outstanding continued to receive pass ratings in the internal risk rating analysis.

- Nonaccruing loans, total nonperforming assets, and the ratio of nonperforming assets to total loans were all lower than their year-end 2005 and year-ago third quarter amounts.

-    Loans past due 90 days or more were 48% lower than at September 30, 2005.

-    Renegotiated loans fell to zero.

- The percentage of loans recorded as doubtful in the internal risk rating analysis dropped to zero.

-    The composition of the loan portfolio remained well diversified.

The net charge-off ratio for the 2006 third quarter was 9 basis points, which brought the net charge-off ratio on an annualized basis to 22 basis points. This was below historical levels. Between 1995 and 2005, the annual net charge-off ratio ranged from 24 to 44 basis points.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

KEY MEASURES OF CREDIT QUALITY     3 MONTHS ENDED   3 MONTHS ENDED    9 MONTHS ENDED   9 MONTHS ENDED
(dollars in millions)                 9/30/06           9/30/05          9/30/06          9/30/05
------------------------------     --------------   --------------   ---------------   --------------
Total loan balances (period end)      $7,780.2         $7,292.8         $7,780.2          $7,292.8
Total loan balances (on average)      $7,759.3         $7,128.4         $7,628.0          $6,946.8

Gross charge-offs                     $    8.6         $    3.1         $   17.5          $    9.4
Recoveries                            $   (1.3)        $   (1.2)        $   (4.9)         $   (3.3)
Net charge-offs                       $    7.3         $    1.9         $   12.6          $    6.1
Net charge-off ratio (1)           9 basis points   3 basis points   16 basis points   9 basis points

(1) We calculate the net charge-off ratio by dividing the year-to-date dollar amount of net charge-offs by total loans, on average, for the period.

NET CHARGE-OFFS: We charged off one loan of approximately $4.7 million during the 2006 third quarter, which caused the net charge-off ratio to increase. The charged-off loan, which was to a Delaware Valley-based client in the restaurant and entertainment industry, had been recorded in renegotiated loans since the fourth quarter of 2004. This charge-off accounted for the declines in total nonperforming assets, renegotiated loans, and the percentage of loans rated doubtful in the internal risk rating analysis.

NONPERFORMING ASSETS: At $36.8 million, nonperforming assets were $7.4 million less than at December 31, 2005, and $18.1 million less than at the end of the year-ago third quarter.

NONPERFORMING ASSETS (dollars in millions)                      AT 9/30/06   AT 12/31/05   AT 9/30/05
------------------------------------------                      ----------   -----------   ----------
Nonaccruing loans                                                 $32.0         $39.3        $49.9
Ratio of nonaccruing loans to total loans                          0.41%         0.53%        0.68%
Other real estate owned (OREO) (1)                                $ 4.8         $ 0.2        $ 0.2
Ratio of OREO to total loans                                       0.06%           --%          --%
Renegotiated loans (nonaccruing)                                     --         $ 4.7        $ 4.8
Total nonperforming assets                                        $36.8         $44.2        $54.9
Ratio of nonperforming assets to total loans                       0.47%         0.60%        0.75%

(1) OREO consists of assets that we have acquired through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. We record OREO assets in "other assets" on our balance sheet at the lower of the asset's cost or estimated fair value less cost to sell, adjusted periodically based on current appraisals.

Nonaccruing loans at September 30, 2006, were $7.3 million less than at the end of 2005 and $17.9 million less than at the end of September 2005. There were two main reasons for these declines:

- Proceeds from a settlement we recorded in October 2005 reduced nonaccruing loans by approximately $8.5 million.

- During the 2006 second quarter, we transferred one loan of approximately $4.6 million from nonaccruing status to other real estate owned (OREO).

The increase in OREO reflected the loan transferred from nonaccruing status, as noted above. This asset is an agricultural parcel of land in central New Jersey.

LOANS PAST DUE 90 DAYS OR MORE: Loans past due 90 days or more at September 30, 2006, were higher than at the end of 2005 on a dollar-amount basis but, on a percentage basis, they continued to represent less than 1% of total

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006 loans outstanding. Most of the year-to-date increase occurred during the 2006 third quarter. Fewer than 10 loans, most of which were commercial loans, accounted for the increase. None of these loans were commercial construction/real estate loans.

LOANS PAST DUE 90 DAYS OR MORE (dollars in millions)       AT 9/30/06   AT 12/31/05   AT 9/30/05
-----------------------------------------------------      ----------   -----------   ----------
Total loans past due 90 days or more                          $ 7.7        $ 4.1        $14.9
Amount in the commercial portfolio                            $ 4.9        $ 1.5        $12.7
Amount in the retail portfolio                                $ 2.8        $ 2.6        $ 2.2
Ratio of total past-due loans to total loans outstanding       0.10%        0.06%        0.20%

SERIOUS-DOUBT LOANS: Loans recorded as serious-doubt loans are loans that we seriously doubt will be repaid, even though they are performing in accordance with their terms or are less than 90 days past due.

SERIOUS-DOUBT LOANS                                        AT 9/30/06   AT 12/31/05   AT 9/30/05
-------------------                                        ----------   -----------   ----------
Serious-doubt loans (in millions)                            $24.5         $ 6.9        $ 7.7
Ratio of serious doubt loans to total loan balances           0.31%         0.09%        0.11%

More than 90% of the loans classified as serious doubt loans at September 30, 2006, were commercial loans. Two commercial loans accounted for most of the year-to-date increase in serious doubt loans.

INTERNAL RISK RATING ANALYSIS: In our internal risk rating analysis, the percentage of loans rated pass continued to exceed 97%. The percentage of pass-rated loans has been higher than 92% since 1998, higher than 95% since 2000, and higher than 96% since the second quarter of 2004. The loan we charged-off during the 2006 third quarter reduced the percentage of loans rated doubtful to zero.

INTERNAL RISK RATING ANALYSIS                              AT 9/30/06   AT 12/31/05   AT 9/30/05
-----------------------------                              ----------   -----------   ----------
Pass                                                         97.41%        97.24%       96.96%
Watchlisted                                                   1.73%         1.96%        2.00%
Substandard                                                   0.86%         0.73%        0.82%
Doubtful                                                        --          0.07%        0.22%

PROVISION AND RESERVE FOR LOAN LOSSES: The provision for loan losses was higher than for prior periods mainly because of the one commercial loan we charged off during the 2006 third quarter.

PROVISION FOR LOAN LOSSES      3 MONTHS ENDED   3 MONTHS ENDED   9 MONTHS ENDED   9 MONTHS ENDED
(In millions)                     9/30/06          9/30/05          9/30/06          9/30/05
-------------------------      --------------   --------------   --------------   --------------
Provision for loan losses           $6.6             $2.9             $14.8            $9.8

Changes in the reserve for loan losses reflected loan growth, the results of the internal risk rating analysis, the level of loan repayments and recoveries, and the Delaware Valley economic environment.

RESERVE FOR LOAN LOSSES (dollars in millions)              AT 9/30/06   AT 12/31/05   AT 9/30/05
---------------------------------------------              ----------   -----------   ----------
Reserve for loan losses                                      $93.6         $91.4        $93.4
Loan loss reserve ratio                                       1.20%         1.24%        1.28%
Unallocated reserve amount                                   $ 6.1         $ 6.1        $ 6.1
% of total reserve that is unallocated                         6.5%          6.7%         6.6%

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006


In light of the levels of past due, nonaccruing, and problem loans, we believed that the September 30, 2006, amounts of our provision and reserve for loan losses reflected a reasonable assessment of inherent loan losses.

LOAN PORTFOLIO COMPOSITION: On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.


COMPOSITION OF THE LOAN PORTFOLIO     AT 9/30/06   AT 12/31/05   AT 9/30/05
---------------------------------     ----------   -----------   ----------
Commercial/financial/agricultural         31%          33%           34%
Commercial real estate/construction       21%          17%           15%
Commercial mortgage                       16%          17%           17%
Residential mortgage                       7%           6%            6%
Home equity                                4%           4%            4%
Indirect auto                              9%           9%            9%
Credit card                                1%           1%            1%
Other consumer                             4%           5%            5%
Secured with liquid collateral             7%           8%            9%

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

- Instruments that generally accepted accounting principles deem to be off-balance-sheet arrangements, which means they do not appear on our balance sheet. These instruments include stand-by letters of credit, unfunded loan commitments, unadvanced lines of credit, operating lease obligations, and other guaranties.

- Contractual obligations that do appear on our balance sheet, including certificates of deposit and long-term debt.

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

As of September 30, 2006, our derivative instruments included a total of $987.6 million of interest rate swaps, as follows:

- $431.3 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

- $431.3 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market values of the aforementioned swaps we made on behalf of clients.

- $125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt. This amount was $250 million lower than the amount at December 31, 2005, because we

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006 terminated $250 million of interest rate swaps on March 31, 2006, as part of our interest rate risk management program. The terminated swaps were associated with the $250 million of subordinated long-term debt we issued on April 4, 2003. This debt was issued at a fixed rate of 4.875% and swapped immediately for a floating rate tied to the three-month Libor, which was 4.53% at December 31, 2005. We are accreting the discount-to-market value currently associated with this debt issue back to par over the remaining life of the debt.

- $1.0 billion of interest rate floors associated with floating rate commercial loans.

Our other contractual obligations as of September 30, 2006, consisted of:

- Two outstanding loans from the Federal Home Loan Bank of Pittsburgh that total $35.5 million. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $63.5 million. In Delaware, we lease many of our branch offices. We lease all of our branch and other offices outside of Delaware.

- An 81.73% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 4, 2006.

-    Certificates of deposit amounting to $4.31 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.76 billion.

The following table summarizes our current contractual obligations and the periods over which they extend.

PAYMENTS DUE (in millions)         TOTAL    LESS THAN 1 YEAR   1 TO 3 YEARS   3 TO 5 YEARS   MORE THAN 5 YEARS
--------------------------       --------   ----------------   ------------   ------------   -----------------
Certificates of deposit          $4,312.9       $4,142.9          $112.8         $ 40.2            $ 17.0
Long-term debt obligations (1)      652.8           29.9           294.2           54.4             274.3
Operating lease obligations          63.5           10.6            25.3           14.8              12.8
Guaranty obligations                  2.5            2.5              --             --                --
                                 --------       --------          ------         ------            ------
Total                            $5,031.7       $4,185.9          $432.3         $109.4            $304.1
                                 ========       ========          ======         ======            ======

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

Our agreements with CRM, RCM, GTBA, and WTCS permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information about these agreements, please refer to Note 3, "Affiliates and acquisitions," which begins on page 67 of our 2005 Annual Report to Shareholders.

INFLATION RISK

Since nearly all of our assets and liabilities are monetary in nature, our primary market risk is interest rate risk, not inflation risk. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of goods and services. As a result, we are unable to determine the effects of inflation on our financial performance.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies conform with U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition; the reserve for loan losses; stock-based employee compensation; affiliate fee income; impairment of goodwill; loan origination fees; and mortgage servicing assets.

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risks are interest rate risk, which pertains to our banking business, and financial market risk, which pertains to our advisory businesses.

INTEREST RATE RISK

Interest rate risk is the risk that arises from fluctuations, or volatility, in market interest rates. Market interest rates are key determinants of the yields we generate on earning assets (assets that produce income, such as loans and investments) and the rates we pay on liabilities (such as deposits and other sources of funding). Changes in market interest rates, and the pace at which they occur, create risk because they can:

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

As of September 30, 2006, our model projected that:

- If short-term rates were to increase gradually by a total of 250 basis points over a 10-month period, our net interest income would increase 4.7% over the 12 months beginning September 30, 2006.

- If short-term rates were to decrease gradually over a 10-month period by a total of 250 basis points, our net interest income would decline by 5.5% over the 12 months beginning September 30, 2006.

IMPACT OF INTEREST RATE CHANGES ON     FOR THE 12 MONTHS    FOR THE 12 MONTHS
NET INTEREST INCOME                    BEGINNING 9/30/06   BEGINNING 12/31/05
----------------------------------     -----------------   ------------------
Gradual increase of 250 basis points           4.7%                0.56%
Gradual decrease of 250 basis points          (5.5)%              (3.97)%

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

As of March 31, 2006, we adjusted the simulation to reflect two changes:

- On March 31, 2006, we terminated $250 million of interest rate swaps that were associated with $250 million of subordinated long-term debt. We issued this debt at a fixed rate, which we immediately swapped for a floating rate. We terminated these swaps to eliminate the potential volatility of changing market valuations. For more information about these swaps, please refer to Note 6, "Derivative and hedging activities," and the "Off-balance-sheet arrangements and contractual obligations" section of this report.

- To reflect pricing characteristics more accurately, we changed some of the assets in the model from fixed rates to floating rates.

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

The main way we manage interest rate risk is to match, as closely as possible, the pricing and maturity characteristics of our assets with those of our liabilities. We do this by:

- Using a blend of funding sources, including core deposits and wholesale funding, such as national (brokered) CDs in amounts of $100,000 and more, and other short-term borrowings. Wholesale funding helps us match pricing and maturity characteristics because we can predict the balances of wholesale funding with more certainty than we can predict the balances of client deposits.

- Selling most of our new fixed rate residential mortgage production into the secondary market. By limiting the fixed rate residential mortgages we hold in our loan portfolio, we eliminate much of the long-term risk inherent in fixed rate instruments that typically have 15- to 30-year maturities.

- Managing the size of our investment securities portfolio and the mix of instruments in it.

- Purchasing interest rate floors to hedge interest income risk associated with some of our floating rate commercial loans.

For the third quarter and first nine months of 2006:

-    Loans comprised the majority of our assets.

-    The majority of our loans were floating rate loans.

-    Of our total floating-rate loans, approximately 81% were commercial loans.

- The repricing characteristics of our loan portfolio closely matched those of our wholesale funding sources.

FLOATING- VS. FIXED-RATE LOANS OUTSTANDING   AT 9/30/06   AT 12/31/05   AT 9/30/05
------------------------------------------   ----------   -----------   ----------
Percentage of loans with floating rates          75%          77%           77%
Percentage of loans with fixed rates             25%          23%           23%

                    COMMERCIAL
               FLOATING RATE LOANS             NATIONAL CDS         SHORT-TERM BORROWINGS
AS OF      REPRICING IN < or = 30 DAYS   MATURING < or = 90 DAYS   MATURING < or = 90 DAYS
-----      ---------------------------   -----------------------   -----------------------
 9/30/06               93%                         74%                       98%
 6/30/06               92%                         59%                       91%
12/31/05               92%                         87%                       90%
 9/30/05               92%                         91%                       90%

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

Changes since September 30, 2005, in the percentage of national CDs maturing in 90 days or less reflected the yield curve. With little difference between 90-day rates and longer-term rates, we opted to purchase the longer-term instruments.

The following table summarizes changes in our prime lending rate, which serves as a point of reference for a substantial number of the floating-rate loans in our commercial loan portfolio.

WILMINGTON TRUST PRIME LENDING RATES   AT 9/30/06   AT 12/31/05   AT 9/30/05
------------------------------------   ----------   -----------   ----------
Prime lending rate (period end)           8.25%         7.25%        6.75%
Prime lending rate (YTD average)          7.86%         6.19%        5.93%

As of September 30, 2006:

- The pricing on approximately 62% of commercial floating-rate loans was tied to a prime lending rate of 8.25%.

- The pricing on approximately 34% of commercial floating-rate loans was tied to the 30-day London Interbank Offered Rate (Libor) of 5.32%.

Changes in the yields on our floating rate loans may not correlate directly with market interest rate changes, because:

- Not all of our floating rate loans are pegged to our prime lending rate, and

-    We factor competitive considerations into our pricing decisions.

During the third quarter and first nine months of 2006, our interest rate position remained asset sensitive. This means that our loan yields continued to rise at a faster pace than our deposit rates. Except for certificates of deposit, deposit pricing pressure was relatively modest, even though short-term market interest rates (as set by the Federal Open Market Committee) at September 30, 2006, were 100 basis points higher than at December 31, 2005, and 150 basis points higher than at the end of the year-ago third quarter.

Our asset sensitivity contributed to improvement in the net interest margin. The margin was 3.80% for the first nine months of 2006, which was 15 basis points higher than for the first nine months of 2005, and 9 basis points higher than for the 2005 full year.

One of the reasons for our asset sensitivity is the fact that, while more than 90% of our floating rate loans reprice within 30 days of an FOMC rate change, deposit repricing does not occur as quickly. When market interest rates do not change, the lag in deposit repricing diminishes, and changes in deposit costs occur more on pace with changes in loan yields.

As of the date of this report (November 9, 2006), the FOMC had not changed short-term interest rates since June 29, 2006. As a result, we expect our deposit rates to increase further, and we expect our net interest margin to decline modestly from its year-to-date level of 3.80%.

For more information about the net interest margin, please refer to the income statement discussion in this report.

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

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

For the third quarter and first nine months of 2006, approximately 52% of our total noninterest income (after amortization) was subject to financial market risk, as the following table shows. Approximately 26% of our total net interest and noninterest income (after amortization and the provision for loan losses) for the third quarter and first nine months of 2006 was subject to financial market risk.

NONINTEREST INCOME BASED ON MARKET VALUATIONS    2006     2005     2006     2005
(dollars in millions)                             Q3       Q3       YTD      YTD
---------------------------------------------   ------   ------   ------   -----
WAS trust and investment advisory fees          $ 33.0   $ 32.7   $100.4   $ 92.9
CCS retirement services revenue                    3.4      3.2      9.8      9.1
CCS investment and cash management revenue         2.7      1.9      7.3      5.4
Affiliate manager revenue                          4.6      3.7     15.2     12.6
Total revenue based on market valuations        $ 43.7   $ 41.5   $132.7   $120.0

Total noninterest income (after amortization)   $ 84.6   $ 79.7   $253.6   $233.5
% of total noninterest income tied to market
   values                                           52%      52%      52%      51%

Total net interest and noninterest income
(after the provision and amortization)          $171.0   $160.5   $509.5   $465.1
% of total net interest and noninterest
   income tied to market values                     26%      26%      26%      26%

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

Economic indicators for the Delaware Valley region remained positive in the third quarter and first nine months of 2006:

- According to data published by the Federal Reserve Bank of Philadelphia for August 2006 (the most recent data available), economic activity over the past 12 months increased in Delaware and was stable in

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

     Pennsylvania and New Jersey. Modest growth was projected for all three states through the first quarter of 2007.

- In its State Profiles for fall 2006, the Federal Deposit Insurance Corporation reported that the U.S. job growth rate was 1.4%. In comparison, Delaware's was 1.6%; the Lehigh Valley area of eastern Pennsylvania had a job growth rate of 1.5%, and the job growth rate for central and southern New Jersey was 2.1%. In Delaware, job losses from consolidation in the financial sector were offset by gains in the professional, business, health, and government sectors. The job growth in central and southern New Jersey occurred in the leisure, financial, and other service sectors.

- According to the U.S. Bureau of Labor Statistics, Delaware's unemployment rate for September 2006 was 3.7%, below the U.S. rate of 4.6%. In comparison, for September 2005, Delaware's unemployment rate was 4.1% and the U.S. rate was 5.1%. Delaware's unemployment rate has been lower than the national unemployment rate since 2001.

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

- According to the University of Delaware's Center for Applied Demography, Delaware had a net gain in population between July 2004 and July 2005 (the most recent data available). The Center reported that Delaware's new residents include retirees attracted by the state's relatively low property taxes and lack of a sales tax, as well as working-age people from New Jersey and Pennsylvania who are willing to trade longer commuting time for lower housing prices.

- A July 28, 2006, ranking by USA Today using U.S. Census Bureau statistics listed Delaware as having the eighth lowest property taxes per capita for 2004, the most recent data available.

- The 2006 relocation report published by Mayflower Transit ranked Delaware as the second most popular relocation destination in the United States.

- In August 2006, Forbes ranked Delaware the eighth most business-friendly state in the nation.

- A study conducted by Towson University for Maryland's Department of Business and Economic Development predicted that the Pentagon's military base realignment will add 28,000 households to Maryland's population over the next decade. In November 2005, the department said that the Pentagon's Base Realignment and Closing initiative could add 40,000 to 45,000 jobs in the Baltimore and northeast Maryland area, as contractors and service providers cluster near Ft. Meade and Aberdeen Proving Ground. The Aberdeen Proving Ground is located in Harford County, Maryland, not far from our lending office in Bel Air.

On January 1, 2006, Bank of America Corporation completed its acquisition of Delaware-based MBNA Corporation. According to published reports, Bank of America employs approximately 11,700 people in Delaware. According to news reports published on July 26, 2006, Bank of America had eliminated approximately 800 jobs in Delaware. In a speech to the Wilmington (Delaware) Rotary Club on July 27, 2006, Bank of America's senior executive in Delaware said he "believes the worst of the cuts are behind us" and that the bank is achieving many reductions through attrition, rather than layoffs. The Delaware job losses at Bank of America do not appear to have had any significant negative effect on Delaware's economy.

Delaware is among the East Coast's leading poultry producers. It is impossible to predict how an outbreak of avian influenza might affect the state's economy, our credit quality, or our financial condition. As of September 30, 2006, we had approximately $67 million in loans outstanding to clients in the poultry industry.

Beyond the Delaware Valley region, changes in economic conditions at the national and international level that eliminate or slow demand for services could affect all of our businesses, loan and deposit balances, revenue, net income, and overall results.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

We do not expect the ultimate resolution of any legal matters outstanding as of September 30, 2006, to have a materially adverse effect on our consolidated financial condition.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information about the Corporation (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter or first nine months of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust stock during the third quarter of 2006.

                                                                               (d) Maximum Number
                                                                                 (or Approximate
                                                         (c) Total Number of    Dollar Value) of
                                              (b)         Shares (or Units)     Shares (or Units)
                                         Average Price    Purchased as Part      that May Yet Be
                      (a) Total Number      Paid per         of Publicly         Purchased Under
                        of Shares (or      Share (or      Announced Plans or      the Plans or
       Period         Units) Purchased       Unit)             Programs             Programs
       ------         ----------------   -------------   -------------------   ------------------
Month #1
July 1, 2006 -
July 30, 2006                2,007           $43.86              2,007              7,152,431

Month #2
August 1, 2006 -
August 31, 2006            169,308           $43.80            169,308              6,983,123

Month #3
September 1, 2006 -
September 30, 2006         333,200           $44.23            333,200              6,649,923
                           -------           ------            -------              ---------
Total                      504,515           $44.08            504,515              6,649,923
                           =======           ======            =======              =========

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

We believe our payment of dividends during the third quarter of 2006 was consistent with the Federal Reserve Board's policy.

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

31        Rule 13a-14(a)/15d-14(a) Certifications (4)

32        Section 1350 Certification (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)  Filed herewith.

2006 Q3 10-Q #5

                          Wilmington Trust Corporation
        Form 10-Q for the three and nine months ended September 30, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION


Date: November 9, 2006                  /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Name: Ted T. Cecala
                                        Title: Chairman of the Board and Chief
                                               Executive Officer (Authorized
                                               Officer)


Date: November 9, 2006                  /s/ David R. Gibson
                                        ----------------------------------------
                                        Name: David R. Gibson
                                        Title: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)