Form 10-K
period 2006-12-31
WILMINGTON TRUST CORP
filed 2007-03-01
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14659

WILMINGTON TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0328154

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North, 1100 North Market Street, Wilmington, Delaware	19890

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(302) 651-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, $1.00 Par Value	New York Stock Exchange

(Title of class)
Securities registered pursuant to Section 12 (g) of the Act:
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter $2,896,101,915.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Sixty-eight million four hundred eighty-six-thousand three hundred ninety-seven shares of common stock per value $1 per share, were outstanding on January 31, 2007.
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

Documents Incorporated by Reference		Part of Form 10-K in which Incorporated
(1)	Portions of Proxy Statement for 2007 Annual Shareholders’ Meeting of Wilmington Trust Corporation	Part III

(2)	Portions of Annual Report to Shareholders for fiscal year ended December 31, 2006	Parts I, II, and IV

*	For purposes of this calculation, Wilmington Trust’s subsidiaries and its directors and executive officers are deemed to be “affiliates.”

PART I
ITEM 1. BUSINESS
     General
Wilmington Trust Corporation, a Delaware corporation and a financial holding company under the Bank Holding Company Act (“Wilmington Trust”), owns Wilmington Trust Company, a Delaware-chartered bank and trust company and Wilmington Trust’s principal subsidiary (“WTC”). WTC was formed in 1903 and is the largest full-service bank in Delaware, with 47 branch offices at December 31, 2006.
Wilmington Trust also owns two other depository institutions, Wilmington Trust of Pennsylvania, a Pennsylvania-chartered bank and trust company with four branches (“WTPA”), and Wilmington Trust FSB, a federally-chartered savings bank with one branch and a sales office in Maryland; one branch and four sales offices in Florida; and two trust agency offices in California and one in each of Georgia, Nevada, New Jersey, and New York (“WTFSB”). (WTC, WTPA, and WTFSB sometimes are referred to herein as the “Banks”). Wilmington Trust also owns Rodney Square Management Corporation, a registered investment adviser (“RSMC”); Wilmington Brokerage Services Company, a broker-dealer and a registered investment adviser; WT Investments, Inc., an investment holding company with interests in five asset management firms (“WTI”); GTBA Holdings, Inc. (“GTBAH”), an investment holding company with interests in three asset management firms; Wilmington Trust Investment Management, LLC, an investment advisory firm (“WTIM”); Wilmington Trust (UK) Limited, an investment holding company with interests in four international firms providing entity management services (“WTUK”); and Wilmington Trust CI Holdings Limited, a holding company with six subsidiaries.
Wilmington Trust’s principal place of business is Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Its principal role is to supervise and coordinate the Banks’, RSMC’s, WTI’s, WTIM’s, GTBAH’s, and WTUK’s activities and provide them with capital and services. Virtually all of Wilmington Trust’s income historically has been from dividends from its subsidiaries. Wilmington Trust’s current staff principally consists of its management, who are executive officers generally serving in similar capacities for WTC. Wilmington Trust utilizes WTC’s support staff.
As of December 31, 2006, Wilmington Trust had total assets of $11.16 billion and total shareholders’ equity of $1.1 billion. On that date, 68,459,514 shares of Wilmington Trust’s common stock were issued and outstanding, and the company had 7,962 shareholders of record. Wilmington Trust’s total loans outstanding were approximately $8.09 billion on that date.
     Business Segments
We have four business segments that we monitor and report on to manage our business operations. We identify these segments as Regional Banking, Wealth Advisory Services, Corporate Client Services, and Affiliate Money Managers. The Wealth Advisory Services business serves clients throughout the United States and in many foreign countries. The Corporate Client Services business also serves clients throughout the United States and in many foreign countries. The Regional Banking business targets commercial clients throughout the Mid-Atlantic region and consumer clients in the State of Delaware. We use a funds transfer pricing methodology to credit and charge segments for funds provided and funds used. We use activity-based costing principles to assign corporate overhead expenses to each segment. We generally record sales and transfers among segments as if the sales or transfers were to third parties (e.g., at current market prices). We report profit or loss from infrequent events, such as the sale of a business, separately for each segment. For financial information on our four segments, see Note 21 to the Consolidated Financial Statements contained in our Annual Report to Shareholders for 2006.
     Wealth Advisory Services Activities
The Banks’ Wealth Advisory Services activities encompass a variety of sophisticated financial planning, investment management, fiduciary, and custom lending services for individuals and families. These services include estate, retirement, tax, philanthropic, business succession, and executive benefits planning. The Banks also offer trust creation and administration, estate settlement, and private banking services. The Banks receive fees for providing these services.
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
     Corporate Client Services Activities
Wilmington Trust’s Corporate Client Services business provides a variety of trustee, agency, and administrative services in jurisdictions in the United States, the Caribbean, and Europe with advantageous legal, tax, and creditor protections. The business is focused on three areas: 1) services for clients who use a variety of capital markets financing structures; 2) services for clients who seek to establish and maintain legal residency requirements for special purpose/variable interest entities; and 3) services for clients who use an independent trustee to hold retirement plan assets.
Wilmington Trust serves as owner trustee, indenture trustee, and specialized service provider for a variety of capital markets transactions, including those secured by mortgage-backed collateral, residential and commercial mortgage loans, leases, credit card receivables, corporate loans, municipal securities, and other assets. Wilmington Trust provides owner trustee, indenture trustee, and specialized services for equipment financing transactions that involve aircraft, power generating facilities, vessels, and other capital equipment. It also serves as indenture, successor, collateral, or liquidating trustee in corporate debt issuances, reorganizations, debt restructurings, mergers, and bankruptcies.
To establish and maintain legal residency requirements for special purpose/variable interest entities, Wilmington Trust provides administrative services that demonstrate “nexus,” or substance. These services typically include providing a physical location and independent directors for the entity, and other administrative functions.
As trustee for retirement plan assets, Wilmington Trust provides administrative and custodial services for pension, 401(k), and other retirement plans for clients who elect to use different providers for the investment management, recordkeeping, and trustee services.
Wilmington Trust also provides fixed income investment and cash management services to Corporate Client Services clients. These clients may use these services to manage residual cash or funds held in escrow accounts, debt service reserve accounts, and other accounts associated with trusts and special purpose entities. Some of Wilmington Trust’s retirement services clients also use these services to manage retirement plan assets.
     Regional Banking Activities
The Banks historically have concentrated the lending, deposit-taking, and other banking activities described below in Delaware, Maryland, New Jersey, and Pennsylvania. Commercial banking activities are conducted primarily in Delaware, Maryland, New Jersey, and Pennsylvania, and retail banking activities are conducted primarily in Delaware. Banking activities conducted in other states relate primarily to the Banks’ wealth advisory business.
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
          Commercial Loans
The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. The Banks seek to minimize risks of this lending in a number of ways, including:
•	Limiting the size of their individual commercial and multi-family real estate loans;

•	Monitoring the aggregate size of their commercial and multi-family housing loan portfolios;

•	Generally requiring equity in the property securing the loan equal to a certain percentage of the appraised value or selling price;

•	Requiring in most instances that the financed project generate cash flow adequate to meet required debt service payments; and

•	Requiring that the Banks have recourse to the borrower and guarantees from the borrower’s principals in most instances.
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
          Residential Mortgage Loans
The Banks directly originate or purchase conventional residential first mortgage loans. The Banks sell all new residential fixed-rate mortgage production into the secondary market. Existing residential mortgage loans are serviced by a third-party provider. The Banks provide financing for jumbo residential first mortgage loans through a third-party lender. The Banks may purchase residential mortgage loans in support of Community Reinvestment Act activities.

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
See also Item 1A – “Risk Factors.”
     Other Activities
Interest and dividends on investments provide the Banks with a significant source of revenue. At December 31, 2006, the Banks’ investment securities, including securities purchased under agreements to resell, totaled $2.17 billion, or 19% of their total assets. The Banks’ investment securities are used to meet federal liquidity requirements, among other purposes. Designated members of the Bank’s management make investment decisions. The Banks have established limits on the types and amounts of investments they may make.
     Subsidiaries
WTC has 19 wholly owned subsidiaries, formed for various purposes. Those subsidiaries’ results of operations are consolidated with Wilmington Trust for financial reporting purposes. They provide additional services to Wilmington Trust’s customers, and include:
•	Brandywine Finance Corporation, a finance company;

•	Wilmington Trust SP Services, Inc. and Wilmington Trust SP Services (Delaware), Inc., which provide services for special purpose entities using Delaware’s favorable tax and legal environment;

•	Wilmington Trust SP Services (Nevada), Inc., which provides services for special purpose entities using Nevada’s favorable tax and legal environment;

•	Wilmington Brokerage Services Company, a registered broker-dealer and a registered investment adviser;

•	Wilmington Trust (Cayman), Ltd., a trust company;

•	Wilmington Trust (Channel Islands), Ltd., a trust company; and

•	Wilmington Trust SP Services (South Carolina), Inc., and Wilmington Trust SP Services (Vermont), Inc., captive insurance management companies.

     Affiliates
Through its subsidiaries, Wilmington Trust also has interests in the following asset management firms whose results of operations are not consolidated with Wilmington Trust for financial reporting purposes:
•	An 81.73% interest in Cramer Rosenthal McGlynn, LLC, an investment advisory firm specializing in equity investments in small- to middle-capitalization value-style stocks;

•
A preferred profits interest equal to 30% of the revenues of, and 41.23% of the common interests in, Roxbury Capital Management, LLC, an investment management firm specializing in growth-style stocks for institutional and individual clients; and

•	A 28.125% interest in Camden Partners Holdings, LLC, a Baltimore-based private equity firm.
     Staff Members
On January 31, 2007, Wilmington Trust and its subsidiaries had 2,562 full-time equivalent staff members. Wilmington Trust considers its and its subsidiaries’ relationships with these staff members to be good based on its ability to attract and retain high quality staff. Wilmington Trust and the Banks provide a variety of benefit programs for these staff members, including pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.

Industry Guide 3 Tables	2006/2005			2005/2004
The following table presents a rate/volume analysis	Increase (Decrease)			Increase (Decrease)
of net interest income:	due to change in			due to change in
(in millions)	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total

Interest income:
Time deposits in other banks	$—	$—	$—	$—	$—	$—
Federal funds sold and securities purchased under agreements to resell	0.7	0.9	1.6	0.2	0.5	0.7

Total short-term investments	0.7	0.9	1.6	0.2	0.5	0.7

U.S. Treasury	1.0	1.1	2.1	(1.8)	0.1	(1.7)
Government agencies	4.6	1.7	6.3	4.2	(0.3)	3.9
State and municipal *	(0.1)	—	(0.1)	(0.2)	0.1	(0.1)
Preferred stock *	(0.2)	0.2	—	(2.2)	—	(2.2)
Mortgage-backed securities	(6.1)	0.6	(5.5)	(1.6)	0.2	(1.4)
Other	1.8	5.5	7.3	1.5	5.7	7.2

Total investment securities	1.0	9.1	10.1	(0.1)	5.8	5.7

Commercial, financial and agricultural *	(1.5)	38.9	37.4	4.0	40.3	44.3
Real estate-construction	36.7	24.4	61.1	12.2	19.5	31.7
Mortgage - commercial *	0.8	17.5	18.3	3.0	17.4	20.4

Total commercial loans	36.0	80.8	116.8	19.2	77.2	96.4

Mortgage - residential	3.3	(0.5)	2.8	(0.9)	(0.6)	(1.5)
Consumer	8.2	11.6	19.8	11.7	5.4	17.1
Loans secured by liquid collateral	(2.6)	10.1	7.5	(0.1)	11.2	11.1

Total retail loans	8.9	21.2	30.1	10.7	16.0	26.7

Total loans net of unearned income	44.9	102.0	146.9	29.9	93.2	123.1

Total interest income	$46.6	$112.0	$158.6	$30.0	$99.5	$129.5

Interest expense:
Savings	$(0.1)	$0.5	$0.4	$—	$0.2	$0.2
Interest-bearing demand	0.4	5.2	5.6	—	8.3	8.3
Certificates under $100,000	4.0	11.4	15.4	1.1	4.4	5.5
Local certificates $100,000 and over	3.7	7.5	11.2	3.8	5.3	9.1

Total core interest-bearing deposits	8.0	24.6	32.6	4.9	18.2	23.1
National money market deposit accounts	1.0	—	1.0	—	—	—
National certificates $100,000 and over	16.9	49.4	66.3	3.9	44.2	48.1

Total interest-bearing deposits	25.9	74.0	99.9	8.8	62.4	71.2

Federal funds purchased and securities sold under agreements to repurchase	0.9	17.7	18.6	(0.2)	17.2	17.0
U.S. Treasury demand	—	0.2	0.2	—	0.2	0.2

Total short-term borrowings	0.9	17.9	18.8	(0.2)	17.4	17.2

Long-term debt	(0.6)	5.9	5.3	(0.1)	7.3	7.2

Total interest expense	$26.2	$97.8	$124.0	$8.5	$87.1	$95.6

Changes in net interest income	$20.4	$14.2	$34.6	$21.5	$12.4	$33.9

*	Variances are calculated on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[1]	Changes attributable to volume are defined as a change in average balance multiplied by the prior year’s rate.

[2]	Changes attributable to rate are defined as a change in rate multiplied by the average balance in the applicable period for the prior year.
        A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

The maturity distribution of Wilmington Trust’s investment securities held to maturity follows:

	Market	Amortized	Weighted
December 31, 2006 (in millions)	value	cost	average yield

State and municipals:
Within 1 year	$0.3	$0.3	5.81%
After 1 but within 5 years	1.2	1.1	6.20

Total	1.5	1.4	6.11

Mortgage-backed securities:
After 10 years	0.2	0.2	6.71

Total	0.2	0.2	6.71

Other:
Within 1 year	0.1	0.1	4.01

Total	0.1	0.1	4.01

Total investment securities held to maturity	$1.8	$1.7	6.05%

Note:	Weighted average yields are not on a tax-equivalent basis. Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The maturity distribution of Wilmington Trust’s Investment securities available for sale follows:

December 31	Market	Amortized	Weighted
(in millions)	value	cost	average yield

U.S. Treasury:
Within 1 year	$73.8	$74.4	3.93%
After 1 but within 5 years	51.4	52.2	4.00

Total	125.2	126.6	3.96

Government Agencies:
Within 1 year	261.2	262.6	4.22
After 1 but within 5 years	424.2	427.1	4.75
After 5 but within 10 years	121.7	120.9	5.70

Total	807.1	810.6	4.72

State and municipals:
After 1 but within 5 years	0.4	0.3	13.57
After 10 years	7.7	7.4	5.60

Total	8.1	7.7	10.67

Preferred stock:
Within 1 year	56.4	56.6	6.55
After 1 but within 5 years	34.1	33.8	7.97

Total	90.5	90.4	7.08

Mortgage-backed securities:
Within 1 year	0.3	0.3	7.25
After 1 but within 5 years	2.5	2.5	6.00
After 5 but within 10 years	53.0	54.3	4.32
After 10 years	633.5	654.4	4.23

Total	689.3	711.5	4.25

Corporate securities:
After 10 years	356.8	356.7	6.41

Total	356.8	356.7	6.41

Foreign corporate securities
Within 1 year	0.5	0.5	7.45

Total	0.5	0.5	7.45

Other:
Within 1 year	22.3	21.8	3.41
After 10 years	13.1	13.0	6.94

Total	35.4	34.8	4.73

Total investment securities available for sale	$2,112.9	$2,138.8	4.92%

Note:	Weighted average yields are not on a tax-equivalent basis. Time categories not shown above indicate there are no investment securities maturing in that respective timeframe.

The following is a summary of period-end loan balances by loan category:

December 31 (in millions)	2006	2005	2004	2003	2002

Commercial, financial, and agricultural	$2,533.5	$2,461.3	$2,505.2	$2,275.3	$2,137.5
Real estate-construction	1,663.9	1,233.9	735.4	699.8	591.9
Mortgage-commercial	1,296.1	1,223.9	1,246.8	1,078.2	1,065.9
Mortage-residential	536.9	455.5	431.3	489.6	677.2
Consumer	1,517.0	1,438.3	1,239.6	1,077.1	1,046.7
Secured by liquid collateral	547.5	584.8	604.7	605.4	506.3

Total loans, gross	8,094.9	7,397.7	6,763.0	6,225.4	6,025.5
Less: unearned income	—	—	—	(0.1)	(0.4)

Total loans	$8,094.9	$7,397.7	$6,763.0	$6,225.3	$6,025.1

The following table sets forth the allocation of Wilmington Trust’s reserve for loan losses for the last five years.

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		loans		loans		loans		loans		loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		of		of		of		of		of
		net		net		net		net		net
DECEMBER 31 (IN MILLIONS)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial, financial, and agricultural	$36.3	31%	$38.5	33%	$43.4	37%	$45.2	37%	$43.9	36%
Real estate-construction	19.2	20	12.7	17	7.8	11	7.2	11	5.3	10
Mortgage-commercial	14.5	16	15.4	17	14.8	19	14.3	17	13.5	18
Mortage-residential	1.3	7	1.3	6	1.2	6	1.2	8	1.5	11
Consumer	11.3	19	11.2	19	10.4	18	9.8	17	9.8	17
Secured by liquid collateral	5.5	7	6.2	8	6.0	9	6.1	10	5.1	8
Unallocated	6.1	—	6.1	—	6.1	—	6.1	—	6.1	—

Total	$94.2	100%	$91.4	100%	$89.7	100%	$89.9	100%	$85.2	100%

An analysis of loan maturities and interest rate sensitivity of Wilmington Trust’s commercial and real estate construction loan portfolios follows:

		One
		through
	Less than	five	Over	Total
December 31 (in millions)	one year	years	five years	gross loans

Commercial, financial, and agricultural	$1,105.1	$809.7	$618.7	$2,533.5
Real estate-construction	108.9	1,313.9	241.1	1,663.9

Total	$1,214.0	$2,123.6	$859.8	$4,197.4

Loans with predetermined rate	$11.5	$89.0	$102.3	$202.8
Loans with variable rate	1,202.5	2,034.6	757.5	3,994.6

Total	$1,214.0	$2,123.6	$859.8	$4,197.4

The following table presents a comparative analysis of the risk elements in Wilmington Trust’s loan portfolio at year-end(1)

December 31 (in millions)	2006	2005		2004		2003	2002

Nonaccruing	$31.0	$39.3		$56.4		$45.4	$42.4
Restructured	—	4.7	*	5.2	*	—	—
Past due 90 days or more	5.8	4.1		5.5		5.6	12.5

Total	$36.8	$48.1		$67.1		$51.0	$54.9

Percent of total loans at year-end	0.45%	0.65%		0.99%		0.82%	0.91%

Other real estate owned	$4.8	$0.2		$0.2		$1.4	$3.1

(1)	The Corporation’s policy for placing loans in nonaccrual status is discussed in footnote 2 to the Consolidated Financial Statements contained in the Corporation’s Annual Report to Stockholders for the fiscal year ended December 31, 2006, which is incorporated by reference herein.

*	Restructured as nonaccrual.

The following table sets forth an analysis of Wilmington Trust’s provision for loan losses, together with chargeoffs and reserves for the major portfolio classifications included in its statement of condition (1)

For the year ended December 31 (in millions)	2006	2005	2004	2003	2002

Reserve for loan losses at beginning of period	$91.4	$89.7	$89.9	$85.2	$80.8

Loans charged off:
Commercial, financial, and agricultural	10.8	4.9	11.0	10.9	12.3
Real estate-construction	—	—	—	—	—
Mortgage-commercial	0.3	—	—	—	0.1
Mortgage-residential	—	0.1	0.1	0.1	—
Consumer	13.5	12.2	10.0	10.0	10.0
Secured with liquid collateral	—	—	—	—	—

Total loans charged off	24.6	17.2	21.1	21.0	22.4

Recoveries on amounts previously charged off:
Commercial, financial, and agricultural	0.6	3.3	1.4	1.1	0.7
Real estate-construction	—	—	—	—	—
Mortgage-commercial	—	—	0.8	—	1.5
Mortgage-residential	0.1	—	—	0.1	0.1
Consumer	5.4	3.8	3.1	2.9	2.5
Secured with liquid collateral	—	—	—	—	—

Total recoveries	6.1	7.1	5.3	4.1	4.8

Net loans charged off	18.5	10.1	15.8	16.9	17.6

Current year’s provision for loan losses	21.3	11.8	15.6	21.6	22.0

Reserve for loan losses at end of period	$94.2	$91.4	$89.7	$89.9	$85.2

Ratio of net loans charged-off to average loans	0.24%	0.14%	0.24%	0.28%	0.31%

(1)	The factors the Corporation considers in determining the amount of additions to its allowance for loan losses are discussed in footnote 2 to the Consolidated Financial Statements contained in the Corporation’s Annual Report to Stockholders for the fiscal year ended December 31, 2006, which is incorporated by reference herein.

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
For the year ended December 31 (in millions)	amount	rate	amount	rate	amount	rate

Noninterest-bearing demand	$759.1	—	$992.0	—	$927.5	—
Interest-bearing deposits:
Savings	311.4	0.41%	344.9	0.27%	369.1	0.18%
Interest-bearing demand	2,347.5	1.09	2,303.8	0.86	2,311.1	0.50
Certificates under $100,000	979.4	3.73	824.4	2.56	768.3	2.03
Local certificates $100,000 and over	521.7	4.48	401.5	3.01	177.7	1.69
National money market deposit accounts	17.6	5.39	—	—	—	—
National certificates $100,000 and over	2,803.9	5.12	2,306.6	3.36	2,039.5	1.44

Total	$7,740.6		$7,173.2		$6,593.2

The maturity of Wilmington Trust’s time deposits of $100,000 or more is as follows:

	Certificates	All other interest-
December 31, 2006 (in millions)	of deposit	bearing deposits

Three months or less	$1,937.9	$—
Over three through six months	1,465.6	—
Over six through 12 months	98.7	—
Over twelve months	26.3	—

Total	$3,528.5	$—

A summary of short-term borrowings at December 31, is as follows (in millions):

		Securities sold
	Federal funds	under agreements	U.S. treasury
	purchases	to repurchase	demand notes	Lines of credit

2006

Balance at December 31	$224.1	$906.7	$13.0	$15.0
Weighted average interest rate at balance sheet date	5.3%	4.8%	5.2%	5.8%
Maximum amount outstanding at any month-end	$699.9	$906.7	$73.3	$15.0
Approximate average amount outstanding during the period	$481.6	$634.6	$11.1	$8.5
Weighted average interest rate for average amounts outstanding during the period	5.0%	4.6%	4.8%	6.0%

2005

Balance at December 31	$780.2	$575.4	$18.1	$—
Weighted average interest rate at balance sheet date	4.1%	3.8%	4.2%	—%
Maximum amount outstanding at any month-end	$810.4	$575.4	$42.3	$—
Approximate average amount outstanding during the period	$643.7	$452.6	$11.5	$—
Weighted average interest rate for average amounts outstanding during the period	3.4%	2.9%	3.0%	—%

2004

Balance at December 31	$713.6	$406.6	$37.1	$—
Weighted average interest rate at balance sheet date	2.5%	1.8%	2.2%	—%
Maximum amount outstanding at any month-end	$1,110.7	$416.0	$78.6	$8.0
Approximate average amount outstanding during the period	$755.2	$350.7	$9.5	$0.9
Weighted average interest rate for average amounts outstanding during the period	2.0%	1.0%	1.1%	1.5%

Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days. U.S. Treasury demand notes mature overnight.

The following table presents the percentage of Wilmington Trust’s funding sources by deposit type:

(Based on daily average balances)	2006	2005	2004

Savings	3.51%	4.16%	4.79%
Interest-bearing demand	26.64	27.82	29.98
Certificates of deposit	48.50	42.66	38.72
Short-term borrowings	12.80	13.38	14.48
Demand deposits	8.55	11.98	12.03

Total	100.00%	100.00%	100.00%

The following table presents an analysis of Wilmington Trust’s return on average and return on average equity over the last three years:

	2006	2005	2004

Return on average assets	1.37%	1.70%	1.50%
Return on average stockholders’ equity	13.58	17.59	16.02
Dividend payout	59.18	48.02	54.78
Average equity to average assets	10.09	9.68	9.36

          Regulatory Matters
The following is a summary of laws and regulations applicable to Wilmington Trust and the Banks. It does not purport to be complete, and is qualified by reference to those laws and regulations.
          General
Wilmington Trust is a bank holding company and a thrift holding company, as well as a financial holding company under the Bank Holding Company Act (the “BHCA”). The Banks are deposit-taking institutions whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Federal statutes that apply to Wilmington Trust and/or the Banks include the BHCA, the Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners’ Loan Act. Wilmington Trust is regulated by the Delaware Department of Banking and the Federal Reserve Board (the “FRB”). Wilmington Trust’s Delaware bank subsidiary, WTC, is regulated by the Delaware Department of Banking and the FDIC; its Pennsylvania bank subsidiary, WTPA, is regulated by the Pennsylvania Department of Banking and the FRB; and its federal savings bank subsidiary with branches in Maryland and Florida, WTFSB, is regulated by the Office of Thrift Supervision (the “OTS”). In addition, certain other of Wilmington Trust’s subsidiaries are regulated by federal and state authorities as well as regulatory authorities of other countries in which those subsidiaries conduct business.
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
Accordingly, before obtaining “control” of Wilmington Trust, a bank holding company or other company would need to obtain the FRB’s prior approval. Since Wilmington Trust is a thrift holding company, the entity also would need to obtain the OTS’s approval.
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

In addition, under the BHCA, a bank holding company that meets certain qualifications can elect to become a financial holding company. A financial holding company can engage in the activities permitted generally for bank holding companies without obtaining the FRB’s approval that would otherwise be required. A financial holding company also may engage in additional activities not otherwise permitted for a bank holding company, generally without obtaining the FRB’s prior approval. These additional permitted activities include engaging in, acquiring, or controlling a company engaged in securities underwriting and distribution, merchant banking, certain insurance agency, brokerage, and underwriting activities, and other activities the FRB determines are financial in nature, incidental to a financial activity, or complementary to a financial activity and do not pose a substantial risk to the company’s or the financial system’s safety and soundness.
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
Under Regulation W promulgated under the Federal Reserve Act (“Regulation W”), each of the Banks may engage in transactions with its non-bank affiliates only on an arms’-length basis. Under Regulation W, each of the Banks is subject to dollar amount and collateral requirements with respect to loans to and asset purchases from its non-bank affiliates. For these purposes, Wilmington Trust and most of the companies it controls, including the Banks, are “affiliates” of the Banks. In addition to their restrictions on transactions with affiliates, the Federal Reserve Act and FRB regulations impose dollar amount, credit quality, and other limitations on loans by the Banks to directors, officers, and principal shareholders of the Banks and their subsidiaries and to related interests of those persons.
          Capital Standards
The FRB and the other federal banking agencies have adopted “risk-based” capital standards to assist in assessing the capital adequacy of bank holding companies and banks under those agencies’ jurisdiction. Those risk-based capital standards include both a definition of capital and a framework for calculating “risk-weighted” assets. For this purpose, a bank’s risk-weighted assets include both its assets and off-balance sheet items, such as loan commitments and standby letters of credit, and each asset and off-balance sheet item is assigned a risk weight. An institution’s risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. At least one-half of risk-based capital must consist of Tier 1 capital (generally including common stockholders’ equity, qualifying cumulative and noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries). The FRB also adopted minimum leverage ratios of “Tier 1” capital to total assets. At December 31, 2006, Wilmington Trust and the Banks were all well-capitalized, with capital levels in excess of applicable risk-based and leverage thresholds.
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
          Securities Regulation
Wilmington Trust’s broker-dealer subsidiary, Wilmington Brokerage Services Company (“WBSC”), is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and in the states in which it does business. WBSC also is a member of the National Association of Securities Dealers, Inc. (“NASD”). WBSC is subject to regulation by the SEC, the NASD, and the securities administrators of the states in which it is registered. WBSC is a member of the Securities Investor Protection Corporation (“SIPC”), which, in the event of the liquidation of a broker-dealer, provides protection for customers’ securities accounts held by WBSC of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. Several Wilmington Trust subsidiaries, including WBSC, also are registered as investment advisers with the SEC and in some states.

          Bank Secrecy Act
Under the Bank Secrecy Act, the USA Patriot Act, and regulations issued by the Office of Foreign Assets Control (collectively, the “BSA Laws”), United States financial institutions and foreign financial institutions operating in the United States are required to establish policies, procedures, and controls reasonably designed to detect and report money laundering and terrorist financing activities. Significant criminal and civil penalties can be imposed if a financial institution fails to comply with the BSA Laws. In addition, if a financial institution is determined to have engaged in money laundering or violated the BSA Laws, its charter, license, and/or deposit insurance can be revoked.
          Privacy and Information Security
Federal laws and regulations require Wilmington Trust to respect the privacy of its customers and to protect the security and confidentiality of those customers’ nonpublic personal information. These laws and regulations limit the instances in which a financial institution may disclose non-public customer information about a consumer to nonaffiliated third parties, and require a financial institution to disclose to all of its customers its privacy policies and practices with respect to information-sharing with affiliates and unaffiliated third parties. Financial institutions also are required to have an information security program to safeguard the confidentiality and security of customer information and ensure its proper disposal. In addition, federal and various state laws require customers and regulators to be notified if there is an unauthorized disclosure of sensitive customer information that may be misused.
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
Federal legislation has permanently pre-empted all state usury laws on residential first mortgage loans made by insured depository institutions in any state that did not override that preemption. Although some states overrode that preemption, Delaware, Maryland, and Pennsylvania did not. Accordingly, there is currently no limit on the interest rate the Banks can charge on such loans governed by the laws of those states. In addition, the usury limitations of the Banks’ respective home states apply to all other loans the Banks offer nationwide. In today’s interest rate environment, those usury laws do not materially affect the Banks’ lending programs.
          Delaware Law
The state of Delaware is generally regarded as a premier jurisdiction in the United States for corporate and trust matters. This reputation stems from the favorable legal and tax environment established by the Delaware legislature and the 210-year case law history of the state’s Chancery Court system, which has jurisdiction over corporate and trust matters. While in recent years several states have implemented advantageous legal and tax provisions similar to those available in Delaware, in general, trusts governed by Delaware law can be administered more flexibly, more economically, for longer periods of time, with a greater degree of protection from creditors, and with a greater degree of confidentiality than is available in many other states.
Many Fortune 500 companies are headquartered in Delaware, especially those in the pharmaceutical, life sciences, chemical, and financial services industries. The presence of these companies and the favorable environment historically have contributed to Wilmington Trust’s and WTC’s operating results.
Information about Wilmington Trust’s reporting segments is contained in Note 21 of its Consolidated Financial Statements in its Annual Report to Shareholders for 2006, which is incorporated by reference herein.
          Available Information
Wilmington Trust’s Website is www.wilmingtontrust.com. Wilmington Trust makes available free of charge on its website under “About Us” its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the Securities and Exchange Commission. Wilmington Trust’s Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees also are posted on www.wilmingtontrust.com under “About Us.” In addition, any amendments to or waivers from the Code of Conduct and Ethics that apply to any of its directors or executive officers also will be posted on that Website. Wilmington Trust will make available a copy of any of its Code of Conduct and Ethics, Corporate Governance Guidelines, or the charter(s) of its Audit, Compensation, or Nominating and Corporate Governance Committees in print to any shareholder who requests one.

ITEM 1A. RISK FACTORS
There are certain interest rate and credit risks associated with consumer and commercial lending.
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
The Banks also originate loans secured by mortgages on commercial real estate and multi-family residential real estate. Since these loans usually are larger than one-to-four family residential mortgage loans, they generally involve greater risks than one-to-four family residential mortgage loans. In addition, since customers’ ability to repay those loans often is dependent on operating and managing those properties successfully, adverse conditions in the real estate market or the economy generally can impact repayment more severely than loans secured by one-to-four family residential properties. Moreover, the commercial real estate business is subject to downturns, overbuilding and local economic conditions.
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
General economic conditions and real estate values can affect our earnings.
In the event of slow economic conditions or deterioration in commercial and real estate markets, we would expect increased nonperforming assets, credit losses, and provisions for loan losses. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, and other factors beyond our control may adversely affect our asset quality, deposit levels, and loan demand and, therefore, our earnings. Since we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may also have a negative effect on our borrowers’ ability to make timely repayment of their loans, which would have an adverse impact on our earnings. In addition, the majority of our loans are to individuals and businesses in Delaware and Pennsylvania. Consequently, any decline in the economy of this market area could have an adverse effect on our earnings. See the “Asset Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for 2006 for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
We face increasing competition for deposits, loans, and assets under management.
The Banks compete for deposits, loans, and assets under management. Many of the Banks’ competitors are larger and have greater financial resources and larger lending limits than the Banks. These disparities have been accelerated with increasing consolidation in the financial services industry. Savings banks, savings and loan associations, and commercial banks located in the Banks’ principal market areas historically have provided the most direct competition for deposits. Dealers in government securities, deposit brokers, and credit card, direct, and internet-based financial institutions outside of the Banks’ principal market areas also provide competition for deposits. Savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders provide the principal competition for loans. This competition can increase the rates the Banks pay to attract deposits and reduce the interest rates they can charge on loans, and impact the Banks’ ability to retain existing customers and attract new customers.
Banks, trust companies, investment advisers, mutual fund companies, multi-family offices, and insurance companies provide the Banks’ principal competition for trust and asset management business.
Our ability to compete effectively is attributable in part to the responsive, personalized, and customized services we provide and our reputation resulting from our management’s knowledge and awareness of our clients and market areas. We believe this relationship approach and knowledge provide a business advantage in achieving high client satisfaction in serving the small to mid-sized businesses, entrepreneurs, professionals, and other individuals that comprise our Company’s customer base. Our ability to compete also is due in part to the competitive rates we offer on our loan and deposit products, the breadth of services we provide, and our ability to continue to attract and retain our highly qualified staff.
Our ability to compete for business also depends in part on our ability to develop and market new and innovative products and services, and to adopt or develop new technologies that differentiate our products and services or provide cost efficiencies. Rapid technological change in the financial services industry, together with competitive pressures, require us to make ongoing investments to bring new products and services to market in a timely fashion and at competitive prices.
A portion of our income is subject to market valuation risks.
A significant portion of the fee income we earn in our wealth advisory, corporate retirement services, and asset management businesses is based upon market valuations of securities we hold for clients. Accordingly, downturns in these valuations can adversely affect that fee income.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. See the “Affiliate Managers” section of the “Management’s Discussion and Analysis of Results of Operations” and Notes 4 and 10 to the Consolidated Financial Statements contained in our Annual Report to Shareholders for 2006.
New products and services could subject us to additional risks.
From time to time, we may offer new products or services. There can be significant risks and uncertainties associated with these efforts. We may invest significant time and resources in developing and marketing new products or services. Initial timetables to introduce and develop new products or services may not be achieved, and our price and profitability targets may not be achieved. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences also may impact the successful implementation of new products or services. Any new product or service could impact our system of internal controls. If we do not manage these risks successfully, our business, results of operations, and financial condition could be effected adversely.
Our business could be impacted negatively by risks associated with acquisitions.
We acquire other companies from time to time. To the extent we acquire other companies in the future, our business could be impacted negatively by certain risks associated with such acquisitions. These include:
•	The risk that we will incur expenses in pursuing potential acquisitions without completing them;

•	The risk that we may lose key clients of the acquired business as a result of the change of ownership to us;

•	The risk that we may lose key employees of the acquired business;

•	The risk that the acquired business will not perform according to our expectations;

•	The risk that difficulties will arise in connection with integrating the operations of the acquired business with operations of our existing businesses;

•	The risk that we will need to make significant investments in infrastructure, controls, staff, emergency backup facilities, and other critical business functions;

•	The risk that our management’s attention will be diverted from other aspects of our business;

•	The risk that unanticipated costs relating to potential acquisitions could reduce our earnings per share;

•	The risk associated with entering into geographic or product markets in which we have limited or no direct prior experience; and

•	The risk that we may assume potential liabilities of the acquired company as a result of the acquisition.
Negative public opinion could damage our reputation and affect our earnings adversely.
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business, including our fiduciary, investment, and private and commercial banking activities; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential customer information. Negative public opinion can affect adversely our ability to keep and attract customers, and can expose us to litigation and regulatory action. We strive to minimize reputational risk in the way we conduct our business and deal with our customers and communities.
Changes in accounting may affect our reported earnings and operating income.
Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition, accounting for financial instruments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly affect our earnings.
A failure in internal controls could impact our earnings and damage our reputation.
A failure in our internal controls could have a negative impact on our earnings and on the perception that customers, shareholders, and regulators may have of us. We devote a significant amount of effort, time, and resources to monitoring and improving our internal controls and ensuring compliance with complex accounting standards and regulations.
We are subject to regulatory restrictions.
We and our subsidiaries are subject to a variety of regulatory restrictions in conducting business by federal and state authorities. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners’ Loan Act, and a variety of federal and state consumer protection laws. See “Supervision and Regulation.”
Our certificate of incorporation and bylaws and Delaware law include certain anti-takeover provisions.
In addition to the regulations described under “Supervision and Regulation” above, certain provisions of our certificate of incorporation, bylaws, and Delaware’s General Corporation Law could discourage potential acquisition proposals or delay or prevent a change in control of us. Those provisions include a classified Board of Directors, special provisions for notice to us for shareholders to nominate directors, and our ability to issue up to 1 million shares of preferred stock and 150 million shares of common stock. These authorized but unissued shares provide us desirable flexibility for possible acquisitions and other corporate purposes, but could also delay or hinder an unsolicited acquisition of us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Wilmington Trust owns and/or leases buildings that are used in the normal course of business by the Banks and its other subsidiaries. The main office of Wilmington Trust and WTC is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust and most of its subsidiaries occupy 265,000 square feet of space at this location, known as the Wilmington Trust Center. It is owned by Rodney Square Investors, L.P., which is a subsidiary of

WTC. WTC carries the mortgage for this facility, which had an outstanding balance of $34,366,945 at December 31, 2006.
A separate, unencumbered, 300,000-square foot operations facility known as the Wilmington Trust Plaza is owned by a subsidiary of WTC. This facility is located at 301 West Eleventh Street, Wilmington, Delaware 19801.
As of December 31, 2006, the Banks had 53 branches in the following locations:
•	Twenty-four are in New Castle County, seven are in Kent County, and 16 are in Sussex County, Delaware;

•	One each is in Bucks, Chester, Delaware, and Philadelphia Counties, Pennsylvania;

•	One is in Baltimore, Maryland; and

•	One is in Palm Beach County, Florida.
Twenty-nine of these branches are in facilities owned by the Banks or their subsidiaries and the remainder are in leased facilities.
Through subsidiaries, Wilmington Trust also operates captive insurance management offices in leased facilities in Charleston, South Carolina and Burlington, Vermont and sales offices in leased facilities in Dublin, Ireland, and Frankfurt, Germany, and WTC operates trust offices in leased facilities in the Cayman Islands and the Channel Islands. WTFSB operates trust agency offices in leased facilities in Los Angeles, California, Palm Beach, Stuart, and Vero Beach, Florida, Atlanta, Georgia, Las Vegas, Nevada, Princeton, New Jersey, and New York, New York, and a loan production office in Bel Air, Maryland.
Three of Wilmington Trust’s reporting segments – Regional Banking, Wealth Advisory Services, and Corporate Client Services – operate principally at Wilmington Trust Center; Wealth Advisory Services and Corporate Client Services also lease a substantial portion of a facility across the street from Wilmington Trust Center. These three segments operate Wilmington Trust’s branches, and its Wealth Advisory Services and Corporate Client Services reporting segments operate its trust agency offices. The Affiliate Managers segment operates leased offices in White Plains and New York, New York, and in Santa Monica, California.
We believe the owned and leased properties used by each of our reporting segments are suitable and adequate for our needs, and that we could accommodate further growth by utilizing capacity existing in those facilities or by acquiring or renting additional facilities.
Financial information about Wilmington Trust’s reporting segments is contained in Note 21 to the Consolidated Financial Statements contained in Wilmington Trust’s Annual Report to Shareholders for 2006.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2006.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain information required by this item is contained on pages 106 and 107 of Wilmington Trust’s Annual Report to Shareholders for 2006, which is incorporated by reference herein. See also “Item 1 - Business,” including the discussion on limitations on the payment of dividends on page 21 above.
The table set forth below contains information as of December 31, 2006, about the number of securities to be issued upon exercise of outstanding options to purchase Wilmington Trust stock, the weighted average exercise price of those options, and the number of securities remaining available for issuance under Wilmington Trust’s 1996 Long-Term Incentive Plan, 1999 Long-Term Incentive Plan, 2001 Non-Employee Director Stock Option Plan, 2002 Long-Term Incentive Plan, 2004 Employee Stock Purchase Plan, and 2005 Long-Term Incentive Plan:
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under equity
	Number of securities		compensation plans
	to be issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,255,968	$33.48	3,716,094
Equity compensation plans not approved by security holders	—	—	—

Total	6,255,968	$33.48	3,716,094

ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows our repurchases of Wilmington Trust Stock during the fourth quarter.

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares (or	Dollar Value) of
			Units) Purchased	Shares (or Units)
			as Part of	that May Yet Be
	(a) Total Number	(b) Average	Publicly	Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs

Month #1 October 1, 2006 - October 31, 2006	462	$44.75	462	6,649,461
Month #2 November 1, 2006 – November 30, 2006	702	$42.50	702	6,648,759
Month #3 December 1, 2006 – December 31, 2006	—	—	—	6,648,759
Total	1,164	$43.39	1,164	6,648,759
In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.
The Federal Reserve Board’s policy is that bank holding companies should not pay dividends unless the institution’s prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during 2005 was consistent with the Federal Reserve Board’s policy.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the last five years:
(in millions, except per share information)

Balance sheet at year-end	2006	2005	2004	2003	2002

Assets	$11,157.0	$10,245.4	$9,519.1	$8,826.7	$8,134.5
Long-term debt	388.5	400.4	408.6	407.1	160.5

Income statement	2006	2005	2004	2003	2002

Interest income	$674.8	$516.6	$386.5	$368.8	$392.8
Net interest income	363.1	328.9	294.4	277.1	276.5
Provision for loan losses	21.3	11.8	15.6	21.6	22.0
Net income	143.8	167.0	136.9	130.9	129.3

Per share data	2006	2005	2004	2003	2002

Net income-basic	$2.10	$2.47	$2.05	$1.99	$1.97
Net income-diluted	2.06	2.43	2.02	1.97	1.95
Cash dividends declared	1.245	1.185	1.125	1.065	1.005

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information required by this item is contained on pages 6 to 42 and 46 to 53 of Wilmington Trust’s Annual Report to Shareholders for 2006, which are incorporated by reference herein.
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
The information required by this item is contained on pages 43 to 46 Wilmington Trust’s Annual Report to Shareholders for 2006, which are incorporated by reference herein.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following information required by this item is contained on the respective pages indicated of Wilmington Trust’s Annual Report to Shareholders for 2006. Those pages are incorporated by reference herein.

Annual Report
to Shareholders
Page Number
Consolidated Statements of Condition as of December 31, 2006, and 2005	63

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	64-65

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004	66-67

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	68-69

Notes to Consolidated Financial Statements – December 31, 2006, 2005, and 2004	70-101

Reports of Independent Registered Public Accounting Firm	103-104

Unaudited Selected Quarterly Financial Data	62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
The information required by this item is contained on page 50 of Wilmington Trust’s Annual Report to Shareholders for 2006 under the caption “Controls and Procedures” and on page 102 of Wilmington Trust’s Annual Report to Shareholders for 2006, which are incorporated by reference herein.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 401 of Regulation S-K is contained on pages 7, 9, and 10-12 of Wilmington Trust’s proxy statement for its Annual Shareholders’ Meeting to be held on April 19, 2007 (the “Proxy Statement”), which are incorporated by reference herein.
Information required by Rule 405 of Regulation S-K is contained on page 27 of the Proxy Statement, which is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is contained on pages 14 to 27 of the Proxy Statement, which are incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is contained on pages 13 and 14 of the Proxy Statement, which are incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is contained on page 19 of the Proxy Statement, which is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained on pages 9 and 10 of the Proxy Statement, which are incorporated by reference herein.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of Wilmington Trust are incorporated by reference in Item 8 above:

Annual Report
to Shareholders
Page Number
Consolidated Statements of Condition as of December 31, 2006, and 2005	63

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	64-65

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004	66-67

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	68-69

Notes to Consolidated Financial Statements - December 31, 2006, 2005, and 2004	70-101

Reports of Independent Registered Public Accounting Firm	103-104
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

Exhibit
Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659) [1]

3.2	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659) [2]

4	Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-14659)[3]

10.1	Amended and Restated Supplemental Executive Retirement Plan (Commission File Number 1-14659) [4]

10.2	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) [5]

10.3	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) [6]

10.4	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) [7]

10.5	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) [8]

10.6	Severance Agreement dated as of June 28, 1999 between Wilmington Trust Company and Rodney P. Wood (Commission File Number 1-14659) [9]

10.7	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Company and Michael A. Digregorio [10]

10.8	Severance Agreement dated as of February 13, 2007 between Wilmington Trust Company and Kevyn N. Rakowski [10]

10.9	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) [11]

10.10	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) [12]

10.11	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) [13]

10.12	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) [14]

10.13	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Rodney P. Wood (Commission File Number 1-14659) [15]

10.14	2004 Employee Stock Purchase Plan (Commission File Number 1-14659) [16]

10.15	1996 Long-Term Incentive Plan (Commission File Number 1-14659) [17]

10.16	1999 Long-Term Incentive Plan (Commission File Number 1-14659) [18]

10.17	Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust Corporation (Commission File Number 1-14659) [19]

10.18	2001 Non-Employee Directors’ Stock Option Plan [20]

10.19	Amended Executive Incentive Plan (Commission File Number 1-14659) [21]

10.20	2004 Executive Incentive Plan (Commission File Number 1-14659) [22]

10.21	2005 Long-Term Incentive Plan (Commission File Number 1-14659) [23]

10.22	Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659) [24]

10.23	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002 (Commission File Number 1-14659) [25]

10.24	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated June 28, 2002 (Commission File Number 1-14659) [26]

10.25	Second Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission File Number 1-14659) [27]

10.26	Limited Liability Company Interest Purchase Agreement dated as of April 2, 2004 among Grant, Tani, Barash & Altman, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman and GTBA Holdings, Inc. (Commission File Number 1-14659) [28]

Exhibit
Number	Exhibit
10.27	Amended and Restated Limited Liability Company Agreement of Grant Tani Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani, Barash & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani, Corey Barash, and Howard Altman (Commission File Number 1-14659) [29]

10.28	Form of Stock Option Agreement (Commission File Number 1-14659) [30]

10.29	Form of Restricted Stock Agreement (Commission File Number 1-14659) [31]

10.30	Form of Restricted Stock Unit Agreement (Commission File Number 1-14659) [32]

10.31	Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated May 4, 1998 (Commission File Number 1-14659) [33]

10.32	Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated April 4, 2003 (Commission File Number 1-14659) [34]

13	2006 Annual Report to Shareholders of Wilmington Trust Corporation [10]

21	Subsidiaries of Wilmington Trust Corporation [10]

23	Consent of KPMG LLP [10]

31	Rule 13a-14(a)/15d-14(a) Certifications [10]

32	Section 1350 Certifications [10]

[1]	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

[2]	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

[3]	Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

[4]	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

[5]	Incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[6]	Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[7]	Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[8]	Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[9]	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 2000.

[10]	Filed herewith.

[11]	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[12]	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[13]	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[14]	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[15]	Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[16]	Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

[17]	Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 1997.

[18]	Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

[19]	Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[20]	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[21]	Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

[22]	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

[23]	Incorporated by reference to Exhibit A to the Current Report on Form 8-K of Wilmington Trust Corporation filed on April 21, 2005.

[24]	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

[25]	Incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

[26]	Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

[27]	Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

[28]	Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 10, 2004.

[29]	Incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[30]	Incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 19, 2005.

[31]	Incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[32]	Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[33]	Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

[34]	Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.
SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILMINGTON TRUST CORPORATION
By:	/s/ Ted T. Cecala
Ted T. Cecala
Director, Chairman of the Board, and Chief Executive Officer (Date) February 22, 2007

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Ted T. Cecala
Ted T. Cecala
Director, Chairman of the Board, and Chief Executive Officer (Date) February 22, 2007

/s/ Robert V.A. Harra Jr.
Robert V.A. Harra Jr.
Director, President, and Chief Operating Officer (Date) February 22, 2007

/s/ David R. Gibson
David R. Gibson
Executive Vice President and Chief Financial Officer (Date) February 22, 2007

/s/ Kevyn N. Rakowski
Kevyn N. Rakowski
Senior Vice President and Controller (Date) February 22, 2007

/s/ Carolyn S. Burger
Carolyn S. Burger
Director (Date) February 22, 2007

/s/ Charles S. Crompton, Jr.
Charles S. Crompton, Jr.
Director (Date) February 22, 2007

/s/ Thomas L. du Pont
Thomas L. du Pont
Director (Date) February 22, 2007

/s/ R. Keith Elliott
R. Keith Elliott
Director (Date) February 23, 2006

/s/ Donald E. Foley
Donald E. Foley
Director (Date) February 22, 2007

/s/ Gailen Krug
Gailen Krug
Director (Date) February 22, 2007

Rex L. Mears
Director (Date) February 22, 2007

/s/ Stacey J. Mobley
Stacey J. Mobley
Director (Date) February 22, 2007

/s/ David P. Roselle
David P. Roselle
Director (Date) February 22, 2007

/s/ H. Rodney Sharp III
H. Rodney Sharp III
Director (Date) February 22, 2007

/s/ Robert W. Tunnell Jr.
Robert W. Tunnell Jr.
Director (Date) February 22, 2007

/s/ Susan D. Whiting
Susan D. Whiting
Director (Date) February 22, 2007