Form 10-Q
period 2007-03-31
WILMINGTON TRUST CORP
filed 2007-05-10
CIK 872821

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------
Commission File Number: 1-14659
                       ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding as of March 31, 2007
          -----                                 --------------------------------
COMMON STOCK - PAR VALUE $1.00                             68,721,903

                 WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

                          FIRST QUARTER 2007 FORM 10-Q

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)
            Consolidated Statements of Condition                            1
            Consolidated Statements of Income                               3
            Consolidated Statements of Cash Flows                           5
            Notes to Consolidated Financial Statements                      7

Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      18

Item 3   Quantitative and Qualitative Disclosures About Market Risk        52

Item 4   Controls and Procedures                                           57


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                 58

Item 1A  Risk Factors                                                      58

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       58

Item 3   Defaults upon Senior Securities                                   59

Item 4   Submission of Matters to a Vote of Security Holders               59

Item 5   Other Information                                                 59

Item 6   Exhibits                                                          59

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007



ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and subsidiaries

                                                                  ------------------------
                                                                  MARCH 31,   DECEMBER 31,
(In millions; except share amounts)                                    2007           2006
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $   222.2     $   249.7
                                                                  ------------------------
Federal funds sold and securities purchased
   under agreements to resell                                          68.9          68.9
                                                                  ------------------------
Investment securities available for sale:
   U.S. Treasury                                                      102.5         125.2
   Government agencies                                                743.9         807.1
   Obligations of state and political subdivisions                      7.7           8.1
   Other securities                                                 1,121.6       1,172.5
------------------------------------------------------------------------------------------
      Total investment securities available for sale                1,975.7       2,112.9
                                                                  ------------------------
Investment securities held to maturity:
   Obligations of state and political subdivisions                      1.4           1.4
      (fair values of $1.4 and $1.5 respectively)
   Other securities (fair values of $0.3 and $0.3 respectively)         0.3           0.3
------------------------------------------------------------------------------------------
      Total investment securities held to maturity                      1.7           1.7
                                                                  ------------------------
Loans:
   Commercial, financial, and agricultural                          2,455.2       2,533.5
   Real estate - construction                                       1,665.5       1,663.9
   Mortgage - commercial                                            1,378.3       1,296.1
------------------------------------------------------------------------------------------
      Total commercial loans                                        5,499.0       5,493.5
                                                                  ------------------------
   Mortgage - residential                                             553.5         536.9
   Consumer                                                         1,503.9       1,517.0
   Secured with liquid collateral                                     532.0         547.5
------------------------------------------------------------------------------------------
      Total retail loans                                            2,589.4       2,601.4
                                                                  ------------------------
      Total loans, net of unearned income                           8,088.4       8,094.9
   Reserve for loan losses                                            (94.5)        (94.2)
------------------------------------------------------------------------------------------
      Net loans                                                     7,993.9       8,000.7
                                                                  ------------------------
Premises and equipment, net                                           148.8         150.3
Goodwill, net of amortization                                         291.5         291.4
Other intangible assets, net of amortization                           34.2          35.4
Accrued interest receivable                                            76.0          74.0
Other assets                                                          178.0         172.0
------------------------------------------------------------------------------------------
       Total assets                                               $10,990.9     $11,157.0
                                                                  ========================

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                                        ------------------------
                                                        MARCH 31,   DECEMBER 31,
(In millions; except share amounts)                          2007           2006
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                           $   792.0    $   913.6
   Interest-bearing:
      Savings                                               422.7        313.8
      Interest-bearing demand                             2,336.1      2,417.5
      Certificates < $100,000                             1,014.2      1,012.6
      Local CDs > or = $100,000                             447.6        474.4
--------------------------------------------------------------------------------
         Total core deposits                              5,012.6      5,131.9
      National money market deposits                        142.5        143.1
      National CDs > or = $100,000                        2,970.6      3,054.1
--------------------------------------------------------------------------------
         Total deposits                                   8,125.7      8,329.1
                                                        ------------------------
Short-term borrowings:
   Federal funds purchased and securities sold under
      agreements to repurchase                            1,153.5      1,130.8
   U.S. Treasury demand                                        --         13.0
   Line of credit                                              --         15.0
--------------------------------------------------------------------------------
      Total short-term borrowings                         1,153.5      1,158.8
                                                        ------------------------
Accrued interest payable                                     92.7         75.2
Other liabilities                                           137.1        146.1
Long-term debt                                              389.5        388.5
--------------------------------------------------------------------------------
      Total liabilities                                   9,898.5     10,097.7
                                                        ------------------------
Minority interest                                             0.2           --
                                                        ------------------------
Stockholders' equity:
   Common stock ($1.00 par value) authorized
      150,000,000 shares; issued 78,528,346                  78.5         78.5
   Capital surplus                                          174.6        168.6
   Retained earnings                                      1,150.5      1,130.4
   Accumulated other comprehensive loss                     (48.8)       (52.7)
--------------------------------------------------------------------------------
      Total contributed capital and retained earnings     1,354.8      1,324.8
   Less: Treasury stock, at cost, 9,806,443 and
         10,068,832 shares, respectively                   (262.6)      (265.5)
--------------------------------------------------------------------------------
      Total stockholders' equity                          1,092.2      1,059.3
                                                        ------------------------
      Total liabilities and stockholders' equity        $10,990.9    $11,157.0
                                                        ========================

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and subsidiaries

                                                         ---------------
FOR THE THREE MONTHS ENDED MARCH 31
(in millions; except share amounts)                       2007     2006
------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                               $155.0   $131.5
Interest and dividends on investment securities:
   Taxable interest                                        22.9     19.5
   Tax-exempt interest                                      0.1      0.1
   Dividends                                                1.3      1.5
Interest on federal funds sold and securities
   purchased under agreements to resell                     0.7      0.2
------------------------------------------------------------------------
   Total interest income                                  180.0    152.8
                                                         ---------------
Interest on deposits                                       66.4     47.8
Interest on short-term borrowings                          16.2     11.5
Interest on long-term debt                                  6.5      6.2
------------------------------------------------------------------------
   Total interest expense                                  89.1     65.5
                                                         ---------------
Net interest income                                        90.9     87.3
Provision for loan losses                                  (3.6)    (4.0)
------------------------------------------------------------------------
   Net interest income after provision for loan losses     87.3     83.3
                                                         ---------------
NONINTEREST INCOME
Advisory fees:
   Wealth Advisory Services:
      Trust and investment advisory services               36.9     34.2
      Mutual fund fees                                      5.1      4.7
      Planning and other services                           9.5      7.4
------------------------------------------------------------------------
         Total Wealth Advisory Services                    51.5     46.3
                                                         ---------------
   Corporate Client Services:
      Capital markets services                             10.2      9.1
      Entity management services                            7.1      6.5
      Retirement services                                   3.4      2.7
      Investment/cash management services                   3.3      2.1
------------------------------------------------------------------------
         Total Corporate Client Services                   24.0     20.4
                                                         ---------------
   Cramer Rosenthal McGlynn                                 4.7      4.0
   Roxbury Capital Management                               0.1      0.9
------------------------------------------------------------------------
      Advisory fees                                        80.3     71.6
   Amortization of affiliate intangibles                   (1.1)    (1.0)
------------------------------------------------------------------------
      Advisory fees after amortization of affiliate
         intangibles                                       79.2     70.6
                                                         ---------------
Service charges on deposit accounts                         6.8      6.9
Loan fees and late charges                                  2.1      1.9
Card fees                                                   1.9      2.0
Other noninterest income                                    1.4      1.3
------------------------------------------------------------------------
   Total noninterest income                                91.4     82.7
                                                         ---------------
   Net interest and noninterest income                   $178.7   $166.0
                                                         ---------------

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                                      -----------------
FOR THE THREE MONTHS ENDED MARCH 31
(in millions; except share amounts)                     2007      2006
-----------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                    $  41.8   $  36.9
Incentives and bonuses                                   14.0      10.3
Employment benefits                                      14.6      13.5
Net occupancy                                             6.8       5.9
Furniture, equipment, and supplies                        9.7       9.0
Advertising and contributions                             2.7       1.9
Servicing and consulting fees                             2.4       2.3
Subadvisor expense                                        2.5       2.8
Travel, entertainment, and training                       2.2       2.2
Originating and processing fees                           2.5       2.8
Legal and auditing fees                                   1.8       1.5
Other noninterest expense                                 9.5       8.4
-----------------------------------------------------------------------
   Total noninterest expense                            110.5      97.5
                                                      -----------------
NET INCOME
   Income before income taxes and minority interest      68.2      68.5
Income tax expense                                       24.6      24.3
-----------------------------------------------------------------------
   Net income before minority interest                   43.6      44.2
Minority interest                                         0.6       0.1
-----------------------------------------------------------------------
   Net income                                         $  43.0   $  44.1
                                                      =================
Net income per share:
   Basic                                              $  0.63   $  0.65
                                                      =================
   Diluted                                            $  0.62   $  0.64
                                                      =================
Weighted average shares outstanding (in thousands):
   Basic (000s)                                        68,525    68,070
   Diluted (000s)                                      69,653    69,434

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                             -----------------
FOR THE THREE MONTHS ENDED MARCH 31 (in millions)                              2007      2006
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                $  43.0   $  44.1
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                  3.6       4.0
      Provision for depreciation and other amortization                          5.6       4.8
      Amortization of other intangible assets                                    1.4       1.3
      Minority interest in net income                                            0.6       0.1
      (Accretion)/amortization of investment securities available for sale
         discounts and premiums                                                 (0.4)      0.4
      Deferred income taxes                                                     (3.2)    (12.2)
      Originations of residential mortgages available for sale                 (25.3)    (20.2)
      Gross proceeds from sales of residential mortgages                        25.5      20.4
      Gains on sales of residential mortgages                                   (0.2)     (0.2)
      Stock-based compensation expense                                           3.1       2.2
      Tax benefit realized on employee exercise of stock options                (0.7)     (2.6)
      (Increase)/decrease in other assets                                       (4.2)     32.1
      Increase in other liabilities                                              5.7       4.4
----------------------------------------------------------------------------------------------
         Net cash provided by operating activities                              54.5      78.6
                                                                             -----------------

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale               4.1       7.9
   Proceeds from maturities of investment securities available for sale        426.3      93.7
   Proceeds from maturities of investment securities held to maturity             --       0.2
   Purchases of investment securities available for sale                      (287.5)    (20.6)
   Purchases of residential mortgages                                           (7.0)     (7.1)
   Net decrease/(increase) in loans                                             10.2    (136.0)
   Purchases of premises and equipment                                          (3.3)     (5.8)
   Increase in interest rate floor contracts                                      --     (12.3)
   Swap termination                                                               --     (12.7)
----------------------------------------------------------------------------------------------
         Net cash provided by/(used for) investing activities                  142.8     (92.7)
                                                                             -----------------

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                                                         ----------------
FOR THE THREE MONTHS ENDED MARCH 31 (in millions)                          2007     2006
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in demand, savings, and interest-bearing
   demand deposits                                                         (94.7)  (190.8)
Net (decrease)/increase  in certificates of deposit                       (108.7)   592.8
Net increase/(decrease) in federal funds purchased and securities sold
   under agreements to repurchase                                           22.7   (371.4)
Net decrease in U.S. Treasury demand deposits                              (13.0)   (17.5)
Net decrease in line of credit                                             (15.0)      --
Cash dividends                                                             (21.5)   (20.4)
Distributions to minority shareholders                                      (0.4)      --
Proceeds from common stock issued under employment benefit plans             7.1     11.3
Tax benefit realized on employee exercise of stock options                   0.7      2.6
Acquisition of treasury stock                                               (2.0)    (6.7)
-----------------------------------------------------------------------------------------
         Net cash used for financing activities                           (224.8)    (0.1)
                                                                         ----------------
Decrease in cash and cash equivalents                                      (27.5)   (14.2)
Cash and cash equivalents at beginning of period                           318.6    278.3
                                                                         ----------------
         Cash and cash equivalents at end of period                      $ 291.1  $ 264.1
                                                                         ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      -------------
FOR THE THREE MONTHS ENDED MARCH 31 (in millions)                      2007    2006
-----------------------------------------------------------------------------------
Cash paid during the period for:
   Interest                                                           $71.6   $51.6
   Taxes                                                                1.8     2.2

Non-cash items:
   Net unrealized gains/(losses) on securities,
      net of tax of $1.9 and $(2.5), respectively                       3.4    (4.4)
   Net unrealized holding gains/(losses) on derivatives used for
      cash flow hedges, net of tax of $0.2 and $(1.7), respectively     0.4    (3.2)
   Foreign currency translation adjustment,
      net of tax of $0.0 and $0.1, respectively                         0.1     0.1
   Adoption of FASB Interpretation No. 48                               1.4      --

See Notes to Consolidated Financial Statements

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, stock-based employee compensation, goodwill impairments, loan origination fees, mortgage servicing assets, and other items. We evaluate these estimates on an ongoing basis.

The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Circumstances that differ significantly from our judgments and estimates could cause our actual financial results to differ from our expectations. Our financial results could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; significant changes in banking laws or regulations; the effects of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM); unanticipated changes in the regulatory, judicial, legislative, or tax treatment of business transactions; and uncertainty created by unrest in other parts of the world.

Our consolidated financial statements include the accounts of Wilmington Trust Corporation (Corporation), our wholly owned subsidiaries, and the subsidiaries in which we are majority owner, with the exception of CRM and RCM. We eliminate intercompany balances and transactions in consolidation. For more information about our accounting policies, please read Note 2, "Summary of significant accounting policies," in our 2006 Annual Report to Shareholders. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, please read Note 4, "Affiliates and acquisitions," in our 2006 Annual Report to Shareholders.

We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The information in this report has not been audited. It includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation. The consolidated financial statements in this report should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" in our 2006 Annual Report to Shareholders.

In the pages that follow, we may abbreviate the names of regulatory bodies and authors of accounting literature as follows:

APB:    Accounting Principles Board
ARB:    Accounting Research Bulletin
FASB:   The Financial Accounting Standards Board
FIN:    FASB Interpretation (Number)
GAAP:   U.S. generally accepted accounting principles
SAB:    Staff Accounting Bulletin
SEC:    Securities and Exchange Commission
SFAS:   Statement of Financial Accounting Standards
EITF:   Emerging Issues Task Force

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


NOTE 2 - STOCK-BASED COMPENSATION PLANS

We offer four types of stock-based compensation plans: long-term stock-based incentive plans, an executive incentive plan, an employee stock purchase plan, and a directors' deferred fee plan. The Compensation Committee and the Select Committee of our Board of Directors administer these plans. We account for these plans in accordance with SFAS No. 123 (revised), "Share-Based Payment." For more information about these plans and how we determine valuations of stock-based awards, please read Note 18, "Stock-based compensation plans," in our 2006 Annual Report to Shareholders.

At March 31, 2007, we held approximately 9.8 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans. Our current 8-million-share repurchase program, which commenced in April 2002, permits us to acquire additional shares. As of March 31, 2007, there were 6,601,468 shares available for repurchase under this program.

                                                   ---------------------
                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                   ---------------------
EFFECTS OF STOCK-BASED                             MARCH 31,   MARCH 31,
COMPENSATION (in millions)                           2007        2006
------------------------------------------------------------------------
Compensation expense                                 $3.1        $2.2
Tax benefit                                           1.1         0.8
Net income effect                                    $2.0        $1.4

                                     -----------------------------------
                                          FOR THE THREE MONTHS ENDED
                                     -----------------------------------
STOCK OPTION VALUATION ASSUMPTIONS    MARCH 31, 2007     MARCH 31, 2006
------------------------------------------------------------------------
Risk-free interest rate                 4.48% - 4.81%      4.51% - 4.85%
Volatility of Corporation's stock     13.88% - 18.25%    14.59% - 20.82%
Expected dividend yield                 2.88% - 3.02%      2.72% - 2.86%
Expected life of options             4.5 to 8.2 years   4.3 to 8.4 years

In the table above:

-    We use the Black-Scholes valuation method.

- The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

- We based the volatility of our stock on historical volatility over a span of time equal to the expected life of options.

- We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that stock options granted will remain outstanding.

LONG-TERM STOCK-BASED INCENTIVE PLANS

                                                ---------------------
                                                    FOR THE THREE
                                                    MONTHS ENDED
                                                ---------------------
                                                MARCH 31,   MARCH 31,
OPTIONS EXERCISED (dollars in millions)           2007        2006
---------------------------------------------------------------------
Number of options exercised                       249,910     434,136
Total intrinsic value of options exercised       $    1.3    $    1.7
Cash received from options exercised             $    7.1    $   11.3
Tax deduction realized from options exercised    $    1.0    $    2.0

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                                                      WEIGHTED
                                                        WEIGHTED       AVERAGE         AGGREGATE
                                                         AVERAGE     REMAINING   INTRINSIC VALUE
STOCK OPTION ACTIVITY                           STOCK   EXERCISE   CONTRACTUAL        PER OPTION
FOR THE THREE MONTHS ENDED MARCH 31, 2007     OPTIONS      PRICE          TERM       OUTSTANDING
-----------------------------------------   ---------   --------   -----------   ---------------
Outstanding at January 1, 2007              6,161,967    $33.43      6.3 years        $5.89
   Granted                                    932,701    $43.70
   Exercised                                 (249,910)   $27.78
   Expired                                       (800)   $27.39
   Forfeited                                  (62,773)   $38.32
Outstanding at March 31, 2007               6,781,185    $35.01      6.1 years        $6.08

Exercisable at March 31, 2007               3,956,457    $31.17      4.8 years        $5.75

                                                                    WEIGHTED
                                                        WEIGHTED     AVERAGE        AGGREGATE
                                                         AVERAGE    REMAINING    INTRINSIC VALUE
STOCK OPTION ACTIVITY                         STOCK     EXERCISE   CONTRACTUAL     PER OPTION
FOR THE THREE MONTHS ENDED MARCH 31, 2006    OPTIONS     PRICE         TERM        OUTSTANDING
-----------------------------------------   ---------   --------   -----------   ---------------
Outstanding at January 1, 2006              6,335,292    $30.56      6.8 years        $5.48
   Granted                                    934,405    $43.20
   Exercised                                 (434,136)   $21.78
   Expired                                         --        --
   Forfeited                                  (29,982)   $33.82
Outstanding at March 31, 2006               6,805,579    $32.90      6.6 years        $5.81

Exercisable at March 31, 2006               3,529,581    $29.26      4.8 years        $5.43

UNVESTED STOCK OPTIONS

At March 31, 2007, total unrecognized compensation cost related to unvested options was $11.8 million. We expect to record that expense over a weighted average period of 2.3 years.

                                            ---------------------------------------------------------
UNVESTED STOCK OPTIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007   STOCK OPTIONS   WEIGHTED AVERAGE FAIR VALUE AT GRANT DATE
-----------------------------------------------------------------------------------------------------
Unvested at January 1, 2007                   2,850,400                       $6.41
   Granted                                      932,701                       $7.08
   Vested                                      (896,500)                      $6.69
   Exercised                                         --                          --
   Expired                                           --                          --
   Forfeited                                    (61,873)                      $6.00
-----------------------------------------------------------------------------------------------------
Unvested at March 31, 2007                    2,824,728                       $6.55

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                            ---------------------------------------------------------
UNVESTED STOCK OPTIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006   STOCK OPTIONS   WEIGHTED AVERAGE FAIR VALUE AT GRANT DATE
-----------------------------------------------------------------------------------------------------
Unvested at January 1, 2006                   3,301,358                       $5.59
   Granted                                      934,405                       $4.42
   Vested                                      (931,183)                      $5.00
   Exercised                                         --                          --
   Expired                                           --                          --
   Forfeited                                    (28,582)                      $5.76
-----------------------------------------------------------------------------------------------------
Unvested at March 31, 2006                    3,275,998                       $6.21

RESTRICTED STOCK GRANTS

We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At March 31, 2007, total unrecognized compensation cost related to restricted stock grants was $2.5 million. We expect to record that expense over a weighted average period of 1.4 years.

Under our incentive plans, restricted stock awards fully vest upon retirement, although the vesting period may be accelerated in certain circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, GAAP requires us to recognize the expense of restricted stock grants when we make the award instead of amortizing the expense over the vesting period of the award. In the 2007 first quarter, we recorded $1.4 million of expense for restricted stock grants.

                                            -------------------------------------------------------------
RESTRICTED STOCK ACTIVITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007   RESTRICTED SHARES   WEIGHTED AVERAGE FAIR VALUE AT GRANT DATE
---------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2007                    55,735                          $40.84
   Granted                                        54,370                          $43.36
   Vested                                        (19,545)                         $39.06
   Forfeited                                          --                              --
---------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2007                     90,560                          $42.74

                                            -------------------------------------------------------------
RESTRICTED STOCK ACTIVITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006   RESTRICTED SHARES   WEIGHTED AVERAGE FAIR VALUE AT GRANT DATE
---------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                    25,730                          $34.84
   Granted                                        27,860                          $43.27
   Vested                                         (9,871)                         $35.12
   Forfeited                                          --                              --
---------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                     43,719                          $40.15

EMPLOYEE STOCK PURCHASE PLAN

For the employee stock purchase plan, we record stock-based compensation expense that represents the fair value of plan participants' options to purchase shares, amortized over the plan's fiscal year. For the three months ended March 31, 2007, total recognized compensation cost related to the employee stock purchase plan was $0.2 million and total unrecognized compensation cost related to this plan was $0.2 million.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                             ----------------------------------------------------------
                                                      SHARES RESERVED  SUBSCRIPTIONS
EMPLOYEE STOCK PURCHASE PLAN                 FOR FUTURE SUBSCRIPTIONS    OUTSTANDING    PRICE PER SHARE
-------------------------------------------------------------------------------------------------------
Balance at January 1, 2006                                    590,290        106,836
Subscriptions entered into on June 1, 2006                    (95,551)        95,551             $37.07
   Forfeitures                                                  6,038         (6,038)   $30.54 - $37.07
   Shares issued                                                   --       (102,348)            $30.54
-------------------------------------------------------------------------------------------------------
Balance at January 1, 2007                                    500,777         94,001
   Forfeitures                                                    682           (682)            $37.07
-------------------------------------------------------------------------------------------------------
Balance at March 31, 2007                                     501,459         93,319

NOTE 3 - COMPREHENSIVE INCOME

                                                                        ------------------------------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------
COMPREHENSIVE INCOME (in millions)                                                 2007              2006
------------------------------------------------------------------------------------------------------------
Net income                                                                        $43.0               $44.1
Other comprehensive income, net of tax:
   Net unrealized gains/(losses) on securities                                      3.4                (4.4)
   Net unrealized holding gains/(losses) arising during the period on
      derivatives used for cash flow hedges                                         0.4                (3.2)
   Foreign currency translation adjustments                                         0.1                 0.1
------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                  $46.9               $36.6
                                                                        ====================================

NOTE 4 - EARNINGS PER SHARE

                                                                        ------------------------------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------
COMPUTATION OF BASIC AND DILUTED NET EARNINGS PER SHARE (in millions)              2007               2006
-------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                                     $ 43.0                $44.1
Denominator for basic earnings per share -  weighted-average shares                 68.5                 68.1
-------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                                            1.2                  1.3
-------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed conversions                         69.7                 69.4
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                          $ 0.63                $0.65
=============================================================================================================
Diluted earnings per share                                                        $ 0.62                $0.64
=============================================================================================================
Cash dividends per share                                                          $0.315                $0.30

Anti-dilutive stock options excluded                                                 0.2                  0.9

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

We use derivative financial instruments, primarily interest rate swaps and floors, to manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.

As of March 31, 2007, the notional amount of our interest rate swap contracts was $971.2 million, as follows:

- $423.1 million of swaps for clients that exchanged floating rates for fixed rates.

- $423.1 million, the "mirror" of the above amount, of swaps that exchanged fixed rates for floating rates. We made these swaps with other financial institutions.

- $125.0 million of swaps made with other financial institutions that exchanged fixed rates on our long-term subordinated debt issues for floating rates.

At March 31, 2007, we had multiple interest rate floor contracts with notional amounts that totaled $1.00 billion, the same as of December 31, 2006. We amortize the premiums we pay for interest rate floor contracts over the life of each floor and net expense against interest income from floating rate loans.

                                                                                            -----------
INTEREST RATE FLOOR EXPENSE FOR THE THREE MONTHS ENDED MARCH 31                            2007   2006
--------------------------------------------------------------------------------------------------------
Interest rate floor contract expense (in millions)                                          $0.3    --

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

For more information about our derivative and hedging activities, please read
Note 14, "Derivative financial instruments," in our 2006 Annual Report to Shareholders.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

                                  -----------------------------------------------------------------------
                                         AT MARCH 31, 2007                    AT DECEMBER 31, 2006
                                  -----------------------------------------------------------------------
GOODWILL AND                         GROSS                       NET      GROSS                       NET
OTHER INTANGIBLE ASSETS           CARRYING    ACCUMULATED   CARRYING   CARRYING     ACCUMULATED  CARRYING
(in millions)                       AMOUNT   AMORTIZATION     AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
---------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)           $321.3           $29.8    $291.5     $321.2            $29.8    $291.4
                                  =======================================================================
Other intangibles:
   Amortizing:
      Mortgage servicing rights    $  8.5           $ 6.6    $  1.9     $  8.3            $ 6.4   $  1.9
      Client lists                   49.3            17.7      31.6       49.3             16.5     32.8
      Acquisition costs               1.7             1.7        --        1.7              1.7       --
      Other intangibles               1.8             1.1       0.7        1.8              1.1      0.7
---------------------------------------------------------------------------------------------------------
Total other intangibles            $ 61.3           $27.1    $ 34.2     $ 61.1            $25.7   $ 35.4
                                  =======================================================================

                                                                                              -----------
AMORTIZATION EXPENSE OF OTHER INTANGIBLES FOR THE THREE MONTHS ENDED MARCH 31 (in millions)   2007   2006
---------------------------------------------------------------------------------------------------------
Amortization expense of other intangible assets                                               $1.4   $1.3

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007

                                                                                    --------------------------------
FUTURE AMORTIZATION EXPENSE OF OTHER INTANGIBLE ASSETS
FOR THE YEAR ENDED DECEMBER 31                                                      2008   2009   2010   2011   2012
--------------------------------------------------------------------------------------------------------------------
Estimated future amortization expense of other intangibles                          $4.7   $4.2   $3.6   $3.2   $2.5

                                                               -----------------------------------------------------
                                                                             WEALTH   CORPORATE   AFFILIATE
CHANGES IN THE CARRYING AMOUNT OF GOODWILL                      REGIONAL   ADVISORY      CLIENT       MONEY
BY BUSINESS SEGMENT (in millions)                                BANKING   SERVICES    SERVICES    MANAGERS    TOTAL
--------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2007                                       $3.8      $88.9       $22.7      $176.0   $291.4
Increase in carrying value due to
   foreign currency translation adjustments                           --         --         0.1          --      0.1
--------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2007                                        $3.8      $88.9       $22.8      $176.0   $291.5
                                                               =====================================================

                                             -----------------------------------------------------------------------
                                                           2007                                2006
                                             -----------------------------------------------------------------------
                                                                       WEIGHTED                             WEIGHTED
                                                                        AVERAGE                              AVERAGE
CHANGES IN OTHER INTANGIBLE ASSETS                                 AMORTIZATION                         AMORTIZATION
FOR THE THREE MONTHS ENDED MARCH 31            AMOUNT   RESIDUAL         PERIOD     AMOUNT    RESIDUAL        PERIOD
(in millions)                                ASSIGNED      VALUE       IN YEARS   ASSIGNED       VALUE      IN YEARS
--------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                        $0.2       $--               8      $ 0.2         $--             8
Increase/(decrease) in carrying value
   of client lists due to foreign currency
   translation adjustments                         --        --              --       (0.1)         --            --
--------------------------------------------------------------------------------------------------------------------
Changes in other intangible assets               $0.2       $--                      $ 0.1         $--
                                             ===================                  ====================

NOTE 7 - COMPONENTS OF NET PERIODIC BENEFIT COST

We offer a pension plan, a supplemental executive retirement plan (SERP), and other postretirement benefit plans for which we record net periodic costs. For more information about these plans, please read Note 17, "Pension and other postretirement benefits," in our 2006 Annual Report to Shareholders.

                                          -------------------------------------------------
                                                                             POSTRETIREMENT
                                          PENSION BENEFITS   SERP BENEFITS         BENEFITS
COMPONENTS OF NET PERIODIC BENEFIT COST   -------------------------------------------------
For the three months ended March 31       2007       2006    2007    2006     2007    2006
-------------------------------------------------------------------------------------------
Service cost                               $ 2.3    $ 2.1    $0.2    $0.2     $ 0.3   $ 0.3
Interest cost                                2.8      2.6     0.3     0.3       0.6     0.5
Expected return on plan assets              (4.0)    (3.6)     --      --        --      --
Amortization of prior service cost           0.2      0.2     0.1     0.1      (0.1)   (0.1)
Recognized actuarial (gain)/loss             0.4      0.5      --     0.1       0.2     0.2
-------------------------------------------------------------------------------------------
Net periodic benefit cost                  $ 1.7    $ 1.8    $0.6    $0.7     $ 1.0   $ 0.9
                                          =================================================
Employer contributions                     $  --    $  --    $0.1    $0.1     $ 1.3   $ 1.0

Expected annual contribution               $  --             $0.6             $ 5.4

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007

NOTE 8 -- TEMPORARILY IMPAIRED INVESTMENT SECURITIES

We periodically review the debt and equity securities in our investment portfolio in order to determine if their fair value is equal to, less than, or in excess of their book value (their value at the time of initial investment). When the fair value of a security falls below its book value, the security is considered impaired. If we determine that the impairment is temporary, we report an unrealized loss that represents the difference between the security's fair value and its book value. For more information about our temporarily impaired investment securities, please read Note 6, "Investment securities," in our 2006 Annual Report to Shareholders.

                                  -------------------------------------------------------------------
                                         FEWER
                                     THAN 12 MONTHS      12 MONTHS OR LONGER            TOTAL
                                  -------------------------------------------------------------------
TEMPORARILY IMPAIRED SECURITIES             ESTIMATED               ESTIMATED               ESTIMATED
AT MARCH 31, 2007                   FAIR   UNREALIZED       FAIR   UNREALIZED       FAIR   UNREALIZED
(in millions)                      VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
-----------------------------------------------------------------------------------------------------
U.S. Treasury                     $ 25.9        $  --   $   76.3       $ (1.1)  $  102.2       $ (1.1)
Government agencies                182.5         (0.3)     364.6         (3.7)     547.1         (4.0)
Mortgage-backed securities           5.8         (0.1)     624.5        (18.8)     630.3        (18.9)
Corporate debt securities           59.7         (1.1)      79.4         (1.0)     139.1         (2.1)
Preferred stocks                    23.3         (0.7)       6.1         (0.4)      29.4         (1.1)
-----------------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                     $297.2        $(2.2)  $1,150.9       $(25.0)  $1,448.1       $(27.2)
                                  ===================================================================


                                  -------------------------------------------------------------------
                                         FEWER
                                     THAN 12 MONTHS      12 MONTHS OR LONGER            TOTAL
                                  -------------------------------------------------------------------
TEMPORARILY IMPAIRED SECURITIES             ESTIMATED              ESTIMATED                ESTIMATED
AT DECEMBER 31, 2006                FAIR   UNREALIZED      FAIR   UNREALIZED       FAIR    UNREALIZED
(in millions)                      VALUE       LOSSES     VALUE       LOSSES      VALUE        LOSSES
-----------------------------------------------------------------------------------------------------
U.S. Treasury                     $ 48.9       $  --   $   76.3      $ (1.4)   $  125.2        $ (1.4)
Government agencies                246.5        (0.5)     339.1        (4.7)      585.6          (5.2)
Mortgage-backed securities           2.9          --      662.1       (22.4)      665.0         (22.4)
Corporate debt securities           72.1        (0.8)      58.7        (1.0)      130.8          (1.8)
Preferred stocks                    33.8        (0.6)       5.6        (0.3)       39.4          (0.9)
-----------------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                     $404.2       $(1.9)  $1,141.8      $(29.8)   $1,546.0        $(31.7)
                                  ===================================================================

NOTE 9 - INCOME TAXES

We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" on January 1, 2007. As a result of the implementation, we made a comprehensive review of our uncertain tax positions in accordance with the recognition standards established by FIN 48. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely-than-not threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. As a result of this review, we adjusted our reserve for uncertain income tax positions as of January 2007 by recognizing additional liabilities of $1.4 million through a charge to retained earnings, as provided by the Interpretation. As of the adoption date, we had unrecognized tax benefits of $3.0 million, accrued interest expense related to unrecognized tax benefits of $0.4 million, and accrued penalties of $0.7 million. If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate was $4.1 million as of January 1, 2007. As of March 31, 2007, we had unrecognized tax benefits of $3.4 million,

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007

accrued interest expense related to unrecognized tax benefits of $0.6 million, and accrued penalties of $0.7 million. If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate was $4.7 million as of March 31, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2001 through 2006 remain subject to examination by state taxing jurisdictions. The tax years 2003 through 2006 remain subject to federal examination.

NOTE 10 - SEGMENT REPORTING

For segment reporting purposes, we discuss our business in four segments. There is a segment for each of our three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services. The fourth segment combines the results from our affiliate money managers, Cramer Rosenthal McGlynn
(CRM) and Roxbury Capital Management (RCM). For more information about these segments, please read Note 1, "Nature of business," and Note 21, "Segment reporting," in our 2006 Annual Report to Shareholders. Our business segment accounting policies are the same as those described in Note 2, "Summary of significant accounting policies," in our 2006 Annual Report to Shareholders.

Segment data for prior periods may differ from previously published figures due to changes in reporting methodology and/or organizational structure.

                                                -------------------------------------------------------
                                                             WEALTH   CORPORATE   AFFILIATE
THREE MONTHS ENDED MARCH 31, 2007               REGIONAL   ADVISORY      CLIENT       MONEY
(in millions)                                    BANKING   SERVICES    SERVICES    MANAGERS     TOTALS
-------------------------------------------------------------------------------------------------------
Net interest income                             $   83.9   $    6.3      $  3.7      $ (3.0)  $    90.9
Provision for loan losses                           (3.6)        --          --          --        (3.6)
-------------------------------------------------------------------------------------------------------
Net interest income after provision                 80.3        6.3         3.7        (3.0)       87.3
Advisory fees:
   Wealth Advisory Services                          0.7       47.8         3.0          --        51.5
   Corporate Client Services                         0.3         --        23.7          --        24.0
   Affiliate Money Managers                           --         --          --         4.8         4.8
-------------------------------------------------------------------------------------------------------
      Advisory fees                                  1.0       47.8        26.7         4.8        80.3
   Amortization of affiliate intangibles              --       (0.7)       (0.1)       (0.3)       (1.1)
-------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                    1.0       47.1        26.6         4.5        79.2
Other noninterest income                            11.5        0.5         0.2          --        12.2
-------------------------------------------------------------------------------------------------------
Net interest and noninterest income                 92.8       53.9        30.5         1.5       178.7
Noninterest expense                                (42.5)     (46.4)      (21.6)         --      (110.5)
-------------------------------------------------------------------------------------------------------
Segment profit before income taxes                  50.3        7.5         8.9         1.5        68.2
Applicable income taxes and minority interest       18.5        2.7         3.1         0.9        25.2
-------------------------------------------------------------------------------------------------------
Segment net income                              $   31.8   $    4.8      $  5.8      $  0.6   $    43.0
=======================================================================================================
Depreciation and amortization                   $    3.1   $    2.2      $  1.1      $  0.2   $     6.6
Investment in equity method investees           $     --   $     --      $   --      $201.0   $   201.0
Segment average assets                          $9,145.4   $1,422.6      $210.3      $199.0   $10,977.3

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007

                                                -------------------------------------------------------
                                                             WEALTH   CORPORATE   AFFILIATE
THREE MONTHS ENDED MARCH 31, 2006               REGIONAL   ADVISORY      CLIENT       MONEY
(in millions)                                    BANKING   SERVICES    SERVICES    MANAGERS      TOTALS
-------------------------------------------------------------------------------------------------------
Net interest income                             $   81.0   $    6.5     $  2.8       $ (3.0)  $    87.3
Provision for loan losses                           (3.8)      (0.2)        --           --        (4.0)
-------------------------------------------------------------------------------------------------------
Net interest income after provision                 77.2        6.3        2.8         (3.0)       83.3
Advisory fees:
   Wealth Advisory Services                          0.5       43.6        2.2           --        46.3
   Corporate Client Services                         0.2         --       20.2           --        20.4
   Affiliate Money Managers                           --         --         --          4.9         4.9
-------------------------------------------------------------------------------------------------------
      Advisory fees                                  0.7       43.6       22.4          4.9        71.6
   Amortization of affiliate intangibles              --       (0.7)      (0.1)        (0.2)       (1.0)
-------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                    0.7       42.9       22.3          4.7        70.6
Other noninterest income                            11.4        0.5        0.2           --        12.1
-------------------------------------------------------------------------------------------------------
Net interest and noninterest income                 89.3       49.7       25.3          1.7       166.0
Noninterest expense                                (39.0)     (38.5)     (20.0)          --       (97.5)
-------------------------------------------------------------------------------------------------------
Segment profit before income taxes                  50.3       11.2        5.3          1.7        68.5
Applicable income taxes and minority interest       17.5        4.0        2.0          0.9        24.4
-------------------------------------------------------------------------------------------------------
Segment net income                              $   32.8   $    7.2     $  3.3       $  0.8   $    44.1
=======================================================================================================
Depreciation and amortization                   $    3.0   $    2.2     $  1.1       $  0.2   $     6.5
Investment in equity method investees           $     --   $     --     $   --       $259.5   $   259.5
Segment average assets                          $8,368.8   $1,374.7     $184.6       $257.2   $10,185.3

NOTE 11 - ACCOUNTING PRONOUNCEMENTS

The following recent accounting pronouncements may affect our financial condition and results of operations.

SFAS NO. 157. In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, provides a framework for measuring fair value in accordance with GAAP, and expands disclosures related to fair value measurements. The definitions, framework, and disclosures required by SFAS No. 157 apply to other accounting pronouncements that require or permit fair value measurement. This Statement does not require any new fair value measurements and will be effective for us with the fiscal year that begins on January 1, 2008. We have not completed our initial assessment of the effect, if any, that SFAS No. 157 may have on our financial statements or current practices regarding fair value measurements.

SFAS NO. 159. In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 provides entities the option to measure eligible financial instruments at fair value as of specified dates. The election to choose the fair value option may generally be applied on an instrument-by-instrument basis and typically is irrevocable. SFAS No. 159 will be effective for us with the fiscal year that begins on January 1, 2008. We have not completed our initial assessment of the effect, if any, that SFAS No. 159 may have on our financial statements.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


NOTE 12 -- SUBSEQUENT EVENTS

DEFINITIVE AGREEMENT

On May 4, 2007, we signed a definitive agreement to acquire Bingham Legg Advisers LLC (BLA), a Boston-based wealth management firm that specializes in tax-sensitive investment strategies for high-net-worth clients. BLA was formed in 1999 in a joint venture between what is now Bingham McCutchen LLP, a leading international law firm, and global asset manager Legg Mason, Inc. We expect to complete this transaction in June 2007, at which time:

-    BLA will take the Wilmington Trust name;

-    BLA's 30 employees will become Wilmington Trust staff members; and

- BLA's revenue and expenses will be consolidated into our financial statements.

We are not disclosing the terms of this transaction. We believe this acquisition will be modestly accretive to our 2007 earnings. For more information about this transaction, please read the news release we issued on May 7, 2007, which is available on www.wilmingtontrust.com.

PUT OF OWNERSHIP INTERESTS

Our agreement with RCM includes provisions that permit some of the firm's portfolio managers to put their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are separate and distinct from our equity ownership position in RCM. During the 2007 first quarter, principals of RCM's office in Portland, Oregon, became eligible to exercise some of their puts. On April 2, 2007, some of these principals put approximately $13 million of their Class B interests to us. Had these puts occurred on January 1, 2007, our total revenue for the 2007 first quarter would have been $425,000 higher.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

Wilmington Trust Corporation (the Corporation) is (we are) a Delaware corporation and a financial holding company under the Bank Holding Company Act. We are a relationship management company that helps clients increase and preserve their wealth. We do this by providing fiduciary, wealth management, investment advisory, financial planning, insurance, broker-dealer, lending, and deposit-taking services. At December 31, 2006, we had client relationships in 92 countries.

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

We deliver our services through three businesses: Regional Banking, Corporate Client Services, and Wealth Advisory Services.

REGIONAL BANKING

     We offer Regional Banking services throughout the Delaware Valley region, which we define as the state of Delaware; areas of Maryland, New Jersey, and Pennsylvania that are geographically contiguous to Delaware, including those along the I-95 corridor from Princeton, New Jersey, to the Baltimore-Washington, D.C., area; and Maryland's Eastern Shore. We seek clients within this region with whom we can build long-term relationships.

     We offer commercial banking services, including commercial loans, construction loans, and commercial mortgages, throughout this region. We focus our commercial banking services on middle market clients, which we define as family-owned or closely held businesses with annual sales of up to $250 million. In addition to our retail branch offices in Delaware, we have commercial banking offices in Maryland, New Jersey, and Pennsylvania. We staff the offices outside Delaware with teams of commercial bankers and wealth managers.

     We target our retail banking activities, including consumer lending, residential mortgage lending, and core deposit gathering, to clients in Delaware, where we maintain a traditional branch office network. Our deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts. At March 31, 2007, we had 47 branch offices in Delaware.

CORPORATE CLIENT SERVICES

     The Corporate Client Services (CCS) business serves institutional clients who seek the advantageous legal, tax, and creditor protections available in jurisdictions in the United States, the Caribbean, and Europe. At December 31, 2006, CCS had clients in 86 countries.

     CCS provides a variety of trustee, agency, asset management, and administrative services to clients who use capital markets financing structures, who seek to establish and maintain legal residency (nexus) for special purpose entities, and who use independent trustees to hold retirement plan assets. We group these services into four categories: capital markets services, entity management services, retirement services, and investment and cash management services.

     - Capital markets services include owner trustee, indenture trustee, and other specialized services for capital markets transactions, including asset-backed securitizations and other types of structures, such as those used to finance aircraft, power generating facilities, ships, and other types of capital equipment. CCS also serves as indenture, successor, collateral, or liquidating trustee in corporate debt issuances,

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


          reorganizations, debt restructurings, mergers, and bankruptcies. In addition, CCS provides indenture trustee, administrative, and analytical services for collateralized debt obligations.

     - Entity management services help special purpose entities and captive insurance companies comply with legal residency requirements (nexus) in preferred jurisdictions. CCS provides independent directors, office space, administrative services, and corporate governance services for these entities.

     - Retirement services include trustee and administrative services for 401(k) and other types of retirement plans for which plan sponsors use different investment management, recordkeeping, and trustee service providers.

     - Investment and cash management services help clients increase the returns on short-term investments and other fixed income portfolios.

CCS has offices in Delaware, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands, Dublin, London, and Frankfurt.

WEALTH ADVISORY SERVICES

     The Wealth Advisory Services (WAS) business provides a variety of asset management, family office, and fiduciary services for high-net-worth individuals and families. WAS specializes in planning for the growth, protection, and transfer of wealth across multiple generations and we target clients with liquid assets of $10 million or more. At December 31, 2006, WAS had clients in all 50 states and 35 other countries.

     - Asset management services help clients manage investment risk and increase investment return by emphasizing diversification and by using forward-looking asset allocation, tactical rebalancing, and a blend of active and passive funds. WAS provides objectivity by using a mix of investment managers. For fixed income and core equity investments, WAS uses Wilmington Trust staff. For other asset classes and styles, WAS uses independent investment managers. Because we can structure investments in everything from limited partnerships to mutual funds, all clients, regardless of account size, have access to our best thinking.

     - Family office services help clients identify, review, consolidate, and execute financial and life-style management needs. We specialize in four areas: legal structures for family offices; considerations for clients with inherited wealth; compensation strategies for corporate executives; and the needs of clients in the entertainment and sports industries. Our family office services include family governance planning, investment consulting, real estate acquisition and disposition, cash flow management and budgeting, tax planning and compliance, risk assessment, insurance oversight, family security, bill payment and payroll management services, among others. Family office clients may or may not also use our asset management services.

     - Fiduciary services include trust, administrative, tax, philanthropic, and estate settlement services.

     - Other services include financial planning, private banking, custom lending, mutual fund, broker-dealer, and insurance services.

     WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, and Pennsylvania. WAS offices located within the Regional Banking geographic footprint (Delaware, Maryland, New Jersey, and Pennsylvania) are staffed with teams of wealth managers and commercial bankers in order to serve the middle market business clients targeted in the commercial banking business.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


Each of our three businesses provides different kinds of services, has a different geographic scope, and targets specific kinds of clients. Each of these businesses uses services from the other two. Collectively, they generate a balanced and diversified revenue stream that has helped us produce consistent growth and profitability, with low volatility, throughout 104 years of economic cycles.

AFFILIATE MONEY MANAGERS

We have ownership positions in two investment management firms: Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM). CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. Revenue reported on our income statement from CRM and RCM is recorded net of their expenses and is based on our ownership position in each. For the purposes of business profitability and segment reporting, we combine results from CRM and RCM into one segment called "Affiliate Money Managers." For more information about CRM and RCM, please read Note 4, "Affiliates and acquisitions," which begins on page 75 of our 2006 Annual Report to Shareholders. For more information about segment reporting, please read Note 10, "Segment reporting," in this report.

LEGAL ENTITIES AND SUBSIDIARIES

We provide our services through various legal entities and subsidiaries that we own wholly or in part. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, please read Note 1, "Nature of business," in our 2006 Annual Report to Shareholders. There have been no changes in these items since December 31, 2006.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007

EXECUTIVE SUMMARY

This report discusses:

- Changes in our financial condition since December 31, 2006. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of March 31, 2006, for historical reference.

- The results of our operations for the first three months of 2007 and compares them with the first three months of 2006. In some cases, we provide amounts for the 2006 fourth quarter for historical reference.

Year-to-date (YTD) references are as of March 31.

CHANGES IN FINANCIAL CONDITION

Our capital position remained strong during the first three months of 2007. Stockholders' equity increased 3% to $1.09 billion, and our regulatory capital continued to exceed the Federal Reserve Board's minimum guidelines for well-capitalized and adequately capitalized institutions. For more information about these items, please read the capital resources discussion in this report.

On April 19, 2007, the strength of our capital position led the Board of Directors to approve a 6% increase in the quarterly cash dividend, raising it by $0.02, from $0.315 per share to $0.335 per share. On an annualized basis, this increased the dividend from $1.26 per share to $1.34 per share. The quarterly dividend will be paid on May 15, 2007, to stockholders of record as of May 1, 2007.

This increase marked the 26th consecutive year that Wilmington Trust has raised its cash dividend. According to the winter 2007 edition of Mergent, Inc.'s Dividend Achievers, only 108 of the 10,000 companies that trade on North American exchanges have raised their dividends for 26 or more consecutive years.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


Total assets at March 31, 2007, were $11.0 billion, which was 2% lower than at year-end 2006. This was due mainly to a decline of balances in the investment securities portfolio. As a percentage of total assets, the size of the investment securities portfolio was relatively the same as for prior periods. Loans continued to represent the majority of assets.

ASSETS                                                   AT 3/31/07   AT 12/31/06   AT 3/31/06
------                                                   ----------   -----------   ----------
Loan balances (in millions)                               $8,088.4     $8,094.9      $7,539.0
Loans as a percentage of total assets                           74%          73%           73%

Investment securities portfolio balances (in millions)    $1,977.4     $2,114.6      $1,840.3
Investment securities as a percentage of total assets           18%          19%           18%

Most of our assets generate interest. These assets are called earning assets. They comprise loans before subtracting the reserve for loan losses; investment securities; and federal funds sold and securities purchased under agreements to resell.

EARNING ASSETS                                           AT 3/31/07   AT 12/31/06   AT 3/31/06
--------------                                           ----------   -----------   ----------
Total earning assets (in millions)                        $10,134.7    $10,278.4     $9,424.2
Percentage in loans                                              80%          79%          80%
Percentage in investment securities                              20%          21%          20%

For more information on earning assets, please read the investment securities portfolio and the Regional Banking discussions in this report.

Total liabilities declined 2% from the year-end 2006 level mainly because core deposit balances were lower. For more information about core balances, please read the Regional Banking discussion in this report. For more information about other deposits and short-term borrowings, please read the funding discussion in this report.

On an annualized basis, first quarter 2007 results produced a return on average assets of 1.59% and a return on average equity of 16.42%. The corresponding returns for the first quarter of 2006 were 1.76% and 17.42%, respectively.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007, net income was $43.0 million and earnings per share (on a diluted basis) were $0.62 per share. This was $0.02 less than for the year-ago first quarter.

NET INCOME                                                         2007 Q1   2006 Q4   2006 Q1
----------                                                         -------   -------   -------
Net income (in millions)                                           $  43.0   $  47.5   $  44.1
Earnings per share (diluted)                                       $  0.62   $  0.68   $  0.64
Average shares outstanding
   (diluted, in thousands)                                          69,653    69,680    69,434

In the 2007 first quarter, CCS and WAS each recorded double-digit increases in revenue. The net interest margin stabilized at 3.67%. Loan balances, on average, rose for the 16th consecutive quarter and surpassed $8 billion for the first time. Credit quality remained high, with 97% of our loans receiving pass ratings in the internal risk rating analysis. The net charge-off ratio, which was 4 basis points, remained within our historical range.

While revenue growth was good for each of our businesses, expenses rose at a faster pace because of all the expansion investments we made in the second, third, and fourth quarters of 2006. As a result of these initiatives, we

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


had 104 more full-time-equivalent staff members at the end of March 2007 than at the end of March 2006, and we had corresponding increases in salaries, incentives, benefits, and operating expenses.

Here is a list of the major 2006 initiatives and the months in which they occurred:

- In April 2006, we opened a new office in the Lehigh Valley area of eastern Pennsylvania, and staffed it with teams of commercial bankers and wealth advisors.

-    In May, we completed three initiatives:

     - We acquired PwC Corporate Services in the Cayman Islands from the accounting firm PricewaterhouseCoopers.

     - We opened a new office in Princeton, New Jersey. Like the Lehigh Valley office, we staffed Princeton with teams of commercial bankers and wealth advisors.

     - We moved our Pennsylvania headquarters in Villanova into a brand new, and much larger, building.

- In June, we launched family office services on the East Coast. As part of this launch, we opened a new office in Stamford, Connecticut. The family office services expansion added 34 staff members and several important areas of specialization to the Wealth Advisory Services business.

- In October, we expanded the CCS business in Europe by opening an office in Frankfurt, Germany. The recently enacted German True Sale Initiative removed adverse tax consequences for asset-backed securitizations and paved the way for considerable expansion in that market.

- October also saw the rollout of the largest CCS initiative in 2006: the investment in technology and a team of capital markets experts that position us to capture a larger share of the rapidly growing market for collateralized debt obligation administration.

- In November, we introduced WTDirect, our Internet-only banking product, with a high-yield savings account. As of May 10, 2007, the annual percentage yield on this account was 5.26% for depositors who maintained average daily balances of at least $10,000. WTDirect is off to a strong start, but its launch involved considerable up-front development and advertising expense.

We incurred the additional expense associated with these investments as we completed them. We expect to see the corresponding increases in revenue occur at a more gradual pace as we develop these initiatives more fully.

Our sources of revenue remained diversified between net interest income and noninterest income. We believe having a diversified stream of revenue enables us to produce consistent profitability and growth, with low volatility, over the long term and in a variety of economic conditions.

For the 2007 first quarter:

- The Regional Banking business generated approximately 92% of total net interest income.

- WAS, CCS, and the affiliate money managers generated approximately 86% of total noninterest income.

SOURCES OF INCOME                               2007 Q1   2006 Q4   2006 Q1
-----------------                               -------   -------   -------
Total net interest and noninterest income (1)   $178.7    $178.4    $166.0
Portion from net interest income                    49%       48%       50%
Portion from noninterest income                     51%       52%       50%

(1)  After amortization and the provision for loan losses

More information about net interest income and the net interest margin follows the Regional Banking discussion in this report. More information about noninterest income follows the net interest income discussion. More information about noninterest expenses follows the noninterest income discussion.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


EFFICIENCY RATIOS

The costs of the 2006 expansion initiatives caused efficiency for the Regional Banking business, WAS business, and company overall to decline (an increase in the efficiency ratio reflects a decline in efficiency). As illustrated by the efficiency ratio, the company spent slightly more than 60 cents for each dollar of revenue generated in the 2007 first quarter, which was an increase from prior periods.

In the CCS business, efficiency improved as higher revenue from investment and cash management services offset higher expenses from expansion.

EFFICIENCY RATIOS                                           2007 Q1   2006 Q4   2006 Q1
-----------------                                           -------   -------   -------
Regional Banking                                             43.68%    41.56%    41.49%
Wealth Advisory Services                                     85.93%    76.47%    77.00%
Corporate Client Services                                    70.82%    72.79%    79.05%
Wilmington Trust consolidated                                60.28%    56.40%    57.02%

In general, lower efficiency ratios indicate higher profitability.

INVESTMENT SECURITIES PORTFOLIO

At March 31, 2007, balances in the investment securities portfolio totaled $1.98 billion. This was $137.2 million lower than at year-end 2006. As a percentage of total assets, the size of the investment securities portfolio was relatively unchanged.

Government agencies surpassed mortgage-backed instruments as the largest concentration of securities in the portfolio, mainly because we opted to invest in shorter-term instruments and because of higher volumes of prepayments of mortgage-backed securities. At March 31, 2007, all of the mortgage-backed securities in the portfolio were AAA-rated instruments issued by U.S. government agencies for which the underlying collateral is residential mortgages, and there were no subprime mortgages in this underlying collateral.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO    AT 3/31/07   AT 12/31/06   AT 3/31/06
----------------------------------------------    ----------   -----------   ----------
Collateralized mortgage obligations                   12%          12%           18%
Mortgage-backed securities                            21%          20%           26%
Corporate issues                                      18%          17%           20%
U.S. government agencies                              37%          38%           21%
U.S. Treasury                                          5%           6%            7%
Preferred stocks                                       4%           4%            5%
Municipal bonds                                        1%           1%            1%
Other                                                  2%           2%            2%

Percentage invested in fixed income instruments       81%          82%           78%

Almost all of the mortgage-backed securities we held at March 31, 2007, were invested in fixed rate instruments with terms of 15 years or less. Instead of retaining individual residential mortgages on our balance sheet, we believe we can manage duration and interest rate risk more efficiently with mortgage-related instruments in our investment securities portfolio.

The average life and duration declined during the first three months of 2007 because the balances of short-term investments increased and the negative yield curve caused paydowns of mortgage-backed instruments to accelerate.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


AVERAGE LIFE IN THE INVESTMENT SECURITIES
PORTFOLIO (in years)                        AT 3/31/07   AT 12/31/06   AT 3/31/06
-----------------------------------------   ----------   -----------   ----------
Mortgage-backed instruments                    3.60          4.10         4.48
Total portfolio                                4.59          4.93         6.27

DURATION IN THE INVESTMENT SECURITIES
PORTFOLIO (in years)                        AT 3/31/07   AT 12/31/06   AT 3/31/06
-------------------------------------       ----------   -----------   ----------
Mortgage-backed instruments                    3.40          3.80         4.14
Total portfolio                                2.05          2.24         2.71

We invest only in securities with an investment grade of "A" or better, as assigned by Standard & Poor's or Moody's Investors Service, at the time of purchase.

REGIONAL HOUSING MARKET AND RESIDENTIAL MORTGAGE ACTIVITY

The housing market, residential mortgage delinquencies, and subprime residential mortgage lending garnered considerable attention from the news media and others during the first three months of 2007. While we remain cautious, we consider our exposure to the potential risks associated with these issues to be minimal because:

-    We do not engage in subprime residential mortgage lending.

- At March 31, 2007, none of the mortgage-backed securities in our investment securities portfolio had subprime mortgages as the underlying collateral.

- While some of the asset-backed securitizations for which the CCS business provides trust and administrative services hold a blend of prime and subprime residential mortgages, the corresponding fees are based on the complexity of the services we provide regardless of the underlying collateral.

- According to the U.S. Census Bureau, housing starts in the Delaware Valley region have slowed, but not to the extent seen in other parts of the United States, as shown in the table below.

                                                 FEBRUARY   FEBRUARY
SINGLE-FAMILY HOUSING PERMITS                      2007       2006     CHANGE
-----------------------------                    --------   --------   ------
Delaware                                              757        851    (11)%
Philadelphia metropolitan area                      1,481      1,800    (18)%
United States                                     158,344    227,948    (31)%

The following tables compare changes in other housing market indicators.

NUMBER OF HOME RESALES               FULL YEAR 2006   FULL YEAR 2005   CHANGE
----------------------               --------------   --------------   ------
Delaware (1)                               15,500           17,444      (11)%
Philadelphia metropolitan area (2)         74,130           81,101       (9)%
United States (3)                       6,478,000        7,076,000       (9)%

(1)  Source: Trend MLS and Sussex County (Delaware) Association of Realtors (R)

(2)  Source: Trend MLS

(3)  Source: National Association of Realtors (R)

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


AVERAGE PRICE OF HOMES SOLD
(dollars in thousands)               FULL YEAR 2006   FULL YEAR 2005   CHANGE
---------------------------          --------------   --------------   ------
Delaware (1)                             $254.2           $254.0         1%
Philadelphia metropolitan area (2)       $268.8           $256.9         5%
United States (3)                        $221.9           $219.6         1%

(1)  Source: Trend MLS and Sussex County (Delaware) Association of Realtors (R)

(2)  Source: Trend MLS

(3)  Source: National Association of Realtors (R)

CHANGE IN AVERAGE PRICE OF HOMES
SOLD IN DELAWARE                                                2006 VS. 2005
--------------------------------                                -------------
New Castle County                                                     5%
Kent County                                                          12%
Sussex County                                                        (9)%
State of Delaware                                                     1%

Source: Multiple Listing Service reports

At March 31, 2007, Wilmington Trust's residential mortgage delinquency rate was 15 basis points below the U.S. national average and compared favorably with other metropolitan areas. The following table compares first quarter 2007 delinquency rates with rates from the fourth quarter of 2005, when delinquencies were at their most recent low, as reported by The Wall Street Journal on April 11, 2007.

RESIDENTIAL MORTGAGE
DELINQUENCY RATES                                           2007 Q1   2005 Q4
--------------------                                        -------   -------
Wilmington Trust                                             2.72%     4.25%
Wilmington/Maryland/New Jersey
   metropolitan area                                         3.42%     2.10%
United States                                                2.87%     2.03%

We discuss other risks to which we are exposed in the normal course of business elsewhere in this report.

THE REGIONAL BANKING BUSINESS

The Regional Banking business continued to benefit from the Delaware Valley's diversified economy. According to the Federal Reserve Bank of Philadelphia, February 2007 unemployment rates for Delaware, New Jersey, and Pennsylvania were below the U.S. national average and the regional economic outlook was positive for the remainder of 2007. For more information about the regional economy, please read the "Economic risk" discussion in this report.

During the first three months of 2007, an increase in commercial loan balances was offset by decreases in the balances of consumer loans and loans secured with liquid collateral, which caused total loan balances to decline $6.5 million. Loans secured with liquid collateral are associated mainly with WAS clients and we do not regard changes in the balances of these loans as indicators of trends in the Regional Banking business.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


PERIOD-END LOAN BALANCES
(dollars in millions)                             AT 3/31/07   AT 12/31/06   AT 3/31/06
------------------------                          ----------   -----------   ----------
Commercial loans                                   $5,499.0     $5,493.5      $5,103.2
Retail loans                                        2,589.4      2,601.4       2,435.8
Total loans outstanding                            $8,088.4     $8,094.9      $7,539.0

Delaware market loans                              $5,857.6     $5,855.7      $5,543.5
Delaware market loans as a % of total loans              72%          72%           74%

Pennsylvania market loans                          $1,805.4     $1,836.4      $1,670.5
Pennsylvania market loans as a % of total loans          22%          23%           22%

Other market loans as a % of total loans                  6%           5%            4%

On an average-balance basis, total loan balances increased for the 16th consecutive quarter and exceeded $8 billion for the first time. Commercial and retail balances were higher, on average, than for the 2006 fourth quarter and full year. We present average balances as a point of comparison because we believe they are a better measure than period-end balances of trends in the Regional Banking business. For more detail on average balances, please see the "Quarterly analysis of earnings" section of this report.

LOAN BALANCES ON AVERAGE (dollars in millions)            2007 Q1    2006 Q4    2006 Q1
----------------------------------------------           --------   --------   --------
Total loans outstanding                                  $8,072.0   $7,912.9   $7,445.3

Delaware market loans                                    $5,838.8   $5,735.9   $5,492.9
Delaware market loans as a % of total loans                    72%        72%        74%

Pennsylvania market loans                                $1,819.2   $1,781.3   $1,633.7
Pennsylvania market loans as a % of total loans                23%        23%        22%

Other market loans as a % of total loans                        5%         5%         4%

Compared to the year-ago first quarter, Pennsylvania market loan balances, on average, rose 11%, while Delaware market loan balances increased 6%.

The pace of loan growth from markets outside Delaware accelerated on both a period-end and average-balance basis because of the commercial banking expansion initiatives we completed during 2006, which included opening new offices in the Lehigh Valley area of eastern Pennsylvania and in Princeton, New Jersey, and increasing the number of commercial bankers in our Baltimore office.

COMMERCIAL LOANS

We offer commercial banking services throughout the Delaware Valley region, which we define as the state of Delaware; areas of Maryland, New Jersey, and Pennsylvania that are geographically contiguous to Delaware, including those along the I-95 corridor from Princeton, New Jersey, to the Baltimore-Washington, D.C., area; and Maryland's Eastern Shore. Within this geographic footprint, we focus our commercial banking services on middle market clients, which we define as family owned or closely held businesses with annual sales of up to $250 million.

Commercial loan balances increased $5.5 million during the first three months of 2007, mainly on the strength of commercial mortgage lending.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


PERIOD-END COMMERCIAL LOANS (in millions)         AT 3/31/07   AT 12/31/06   AT 3/31/06
-----------------------------------------         ----------   -----------   ----------
Commercial, industrial, and agricultural loans     $2,455.2     $2,533.5      $2,445.9
Commercial real estate/construction (CRE) loans     1,665.5      1,663.9       1,411.9
Commercial mortgage loans                           1,378.3      1,296.1       1,245.4
Total commercial loans                             $5,499.0     $5,493.5      $5,103.2

% of commercial loans from Delaware market               70%          70%           70%
% of commercial loans from Pennsylvania market           29%          29%           29%
% of commercial loans from other markets                  1%           1%            1%

The $82.2 million increase in commercial mortgage loans during the first three months of 2007 included approximately $15 million of loans that formerly were recorded as commercial construction/real estate (CRE) loans. The rest were for a variety of professional office, industrial, retail, and hotel properties throughout the Regional Banking geographic footprint. Approximately 36% of the increase was for projects in Delaware; approximately 29% was for projects in Maryland; approximately 13% was for projects in New Jersey; approximately 11% was for projects in Pennsylvania; and approximately 11% was for a Delaware-based client's project in Virginia.

We continued to book CRE loans, but the pace of CRE loan growth decreased as housing activity within the Regional Banking geographic footprint returned to levels more in line with historical averages. Of the CRE loans booked during the first three months of 2007, approximately 72% were for single-family tract homes in eastern Pennsylvania, throughout Delaware, and on Maryland's Eastern Shore. The rest were for a variety of retail and professional office projects.

In Delaware, the increase in CRE loans resulted from continued growth in population and housing demand, especially in the state's two southernmost counties. According to the U.S. Census Bureau, Delaware was the 15th fastest growing state in the United States for the 12 months ended July 2006, and Delaware's growth rate was more than double that of any other state in the northeast. This population influx is spurring demand for retail and other services, and approximately 44% of the CRE loans booked in Delaware during the first three months of 2007 were for retail and other service-related projects.

Data in the following table are for CRE and commercial mortgage loans combined.

COMMERCIAL REAL
ESTATE/CONSTRUCTION
AND MORTGAGE LOANS                               AT 3/31/07    AT 12/31/06   AT 3/31/06
-------------------                              ----------    -----------   ----------
LOAN STATUS
   Construction                                      48%           50%           48%
   Owner                                             23%           21%           22%
   Permanent                                         17%           17%           18%
   Interim                                            6%            6%            6%
   Other                                              6%            6%            6%

LOAN PROJECT TYPE
   Residential tract                                 39%           39%           38%
   Owner occupied                                    23%           21%           22%
   Retail                                             9%            9%           10%
   Office                                             6%            7%            6%
   Other                                             23%           24%           24%

LOAN LOCATION
   Delaware                                          61%           61%           61%
   Pennsylvania                                      22%           22%           22%
   Maryland                                          10%           10%           10%
   New Jersey                                         5%            5%            5%
   Other                                              2%            2%            2%

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


The balances of commercial, industrial, and agricultural loans declined during the first three months of 2007 mainly because of payoffs and decreases in revolving lines of credit. On an average-balance basis, commercial, industrial, and agricultural loans were higher than for the 2006 fourth quarter and full year due to demand for working capital and inventory financing in a variety of industry sectors in eastern Pennsylvania, central New Jersey, and southern Delaware.

In terms of loan size, the mix in the commercial loan portfolio was relatively unchanged from prior periods.

COMMERCIAL LOANS BY SIZE                AT 3/31/07   AT 12/31/06   AT 3/31/06
------------------------                ----------   -----------   ----------
More than $20 million                        7%           7%            6%
$10 million to $20 million                  18%          20%           16%
$5 million to $10 million                   23%          22%           24%
$1 million to $5 million                    37%          36%           37%
$250,000 to $1 million                      12%          12%           13%
Less than $250,000                           3%           3%            4%

RETAIL LOANS

The retail loan portfolio holds three categories of loans: residential mortgages, consumer loans, and loans secured with liquid collateral. Most of our residential mortgage and consumer loans are associated with clients in Delaware, which is where we focus our branch banking activities.

In the first three months of 2007, consumer loans continued to account for more than half of total retail loans. Decreases in the balances of consumer loans and loans secured with liquid collateral during the first three months of 2007 caused total retail loan balances to decline.

PERIOD-END RETAIL LOANS (in millions)   AT 3/31/07   AT 12/31/06   AT 3/31/06
-------------------------------------   ----------   -----------   ----------
Residential mortgage loans               $  553.5      $  536.9     $  473.4
Consumer loans                            1,503.9       1,517.0      1,408.5
Loans secured with liquid collateral        532.0         547.5        553.9
Total retail loans                       $2,589.4      $2,601.4     $2,435.8

RESIDENTIAL MORTGAGE LOANS

Residential mortgage balances increased during the first three months of 2007 because prepayment and refinancing volumes declined and because originations of mortgages that qualify as low income mortgages under the Community Reinvestment Act (CRA) increased. These increases corresponded with housing growth in CRA-eligible communities in Delaware.

While we retain CRA mortgage production, we sell most newly originated fixed rate residential mortgages into the secondary market instead of recording them on our balance sheet. This ongoing practice is part of our interest rate risk management strategy, which we discuss more fully in the "Quantitative and qualitative disclosures about market risk" section of this report. Because of this practice, changes in residential mortgage balances may not correspond with changes in origination volumes. We are among the leading residential mortgage originators in Delaware.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


RESIDENTIAL MORTGAGE ACTIVITY (dollars in millions)       AT 3/31/07   AT 12/31/06   AT 3/31/06
---------------------------------------------------       ----------   -----------   ----------
Residential mortgage balances (at period-end)               $553.5       $536.9        $473.4
Percent of residential mortgages at fixed rates                 77%          75%           76%

RESIDENTIAL MORTGAGE ORIGINATIONS (dollars in millions)     2007 Q1      2006 Q4       2006 Q1
-------------------------------------------------------   ----------   -----------   ----------
Residential mortgage originations (dollar amount)            $54.7        $52.2         $46.8
Residential mortgage originations (number of loans)            225          244           201

As noted earlier, we do not engage in subprime residential mortgage lending and there are no subprime loans in the residential mortgage portfolio.

CONSUMER LOANS

In the consumer portfolio, growth in the balances of loans recorded as other consumer loans during the first three months of 2007 was not strong enough to offset declines or flatness in the other categories of consumer loans. Other consumer loans include home equity loans. Consumer preference for fixed rate loans caused home equity loan balances to increase and accounted for the decrease in home equity lines of credit, most of which have floating rates.

PERIOD-END CONSUMER LOANS (in millions)                   AT 3/31/07   AT 12/31/06   AT 3/31/06
---------------------------------------                   ----------   -----------   ----------
Home equity lines of credit                                $  298.1      $  313.4     $  320.7
Indirect loans                                                687.0         687.0        642.4
Credit card loans                                              77.4          78.7         71.6
Other consumer loans                                          441.4         437.9        373.8
Total consumer loans                                       $1,503.9      $1,517.0     $1,408.5

% of consumer loans from Delaware market                         78%          78%           80%
% of consumer loans from Pennsylvania market                      6%           7%            6%
% of consumer loans from other markets                           16%          15%           14%

The increase from the end of 2006 in the percentage of consumer loans from markets other than Delaware and Pennsylvania reflected higher volumes of indirect lending in Maryland and New Jersey. Most of our indirect loans are for late-model used cars. We make these loans through automobile dealers as an extension of the commercial banking relationships we have with automobile dealers throughout the Regional Banking geographic footprint.

DEPOSITS

We record two types of deposits:

- Core deposits, which are deposits from our clients. Core deposits include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and certificates of deposit (CDs). We record two categories of CDs in core deposits: CDs < $100,000 and local CDs
     > or = $100,000.

- National deposits, which are not associated with client activity. We purchase these deposits on a wholesale or brokered basis. This category of deposits includes national money market deposits and national CDs > or = $100,000.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


To evaluate deposit trends fully, it is important to understand our Regional Banking business model and funding strategies. We make loans primarily in four states: Delaware, Pennsylvania, Maryland, and New Jersey. In comparison, we gather core deposits mainly in Delaware, which is where we focus our retail banking activities, and which is the smallest of these four states by far. In our business model, therefore, loan growth outpaces core deposit growth.

To fund loan growth, we augment core deposits with national funding and short-term borrowings. We believe this is a more cost-effective way of adding deposits than building and operating a large-scale expansion of our branch office network outside of Delaware. The efficiency of this funding model is evident in the efficiency ratio of the Regional Banking business.

In addition, this practice helps us manage interest rate risk because we can match the repricing characteristics of national funding with the repricing characteristics of floating rate loans. For more information, about this, please read the funding, net interest margin, and interest rate risk management discussions in this report.

CORE DEPOSITS

Savings deposit balances rose 35% during the first three months of 2007. The balances of other categories of core deposits decreased from or were flat with their year-end 2006 levels, reflecting the cyclical increases we typically see at the end of the year. The majority of core deposits continued to come from consumer and commercial clients in Delaware.

PERIOD-END CORE DEPOSITS (in millions)     AT 3/31/07   AT 12/31/06   AT 3/31/06
--------------------------------------     ----------   -----------   ----------
Noninterest-bearing demand deposits         $  792.0     $  913.6      $  830.2
Savings deposits                               422.7        313.8         328.0
Interest-bearing demand deposits             2,336.1      2,417.5       2,352.1
CDs < $100,000                               1,014.2      1,012.6         960.4
Local CDs > or = $100,000                      447.6        474.4         513.3

Total core deposits                         $5,012.6     $5,131.9      $4,984.0
Percentage from Delaware clients                  92%          94%           94%
Percentage from Pennsylvania clients               5%           5%            5%
Percentage from clients in other markets           3%           1%            1%

The early success of WTDirect, the Internet-only delivery channel we launched in November 2006, was the main cause of the increase in savings deposits. WTDirect currently features a high-interest savings account that is targeted to the mass-affluent consumer market primarily in the states surrounding Delaware. For more information about WTDirect, please visit www.wtdirect.com.

We include balances of local CDs > or = $100,000 (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from commercial banking clients in the Delaware Valley and local municipalities, which frequently use these CDs to generate returns on their excess cash.

LOCAL CDS
> or = $100,000 BY CLIENT CATEGORY   AT 3/31/07   AT 12/31/06   AT 3/31/06
------------------------------------   ----------   -----------   ----------
Consumer banking clients                   75%          74%           70%
DE commercial banking clients               8%          11%           13%
PA commercial banking clients               7%           8%            1%
Wealth Advisory Services clients           10%           7%           16%
Corporate Client Services clients          --           --            --

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


As a general rule, we consider core deposit balances on average to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients frequently deposit large sums of cash near the ends of financial reporting periods. In many cases these funds are on deposit for 72 hours or less. Typically these deposits are noninterest-bearing demand deposits. The following comparison of changes in noninterest-bearing demand deposits on a period-end and average-balance basis illustrates this dynamic.

NONINTEREST-BEARING DEMAND DEPOSITS (in millions)   2007 Q1   2006 Q4   % CHANGE
-------------------------------------------------   -------   -------   --------
Noninterest-bearing demand deposits at period-end    $792.0    $913.6     (13)%
Noninterest bearing demand deposits on average       $749.1    $793.6      (6)%

OTHER REGIONAL BANKING INFORMATION

The number of ATMs was higher at March 31, 2007, than at year-end 2006 mainly because we added ATMs at non-branch locations.

ATMS                                       AT 3/31/07   AT 12/31/06   AT 3/31/06
----                                       ----------   -----------   ----------
Number of ATMs in Delaware                     197          185           185
Total number of ATMs                           244          235           233

NET INTEREST INCOME

Net interest income is the difference between the interest revenue we receive on earning assets, such as loans and investments, and the interest expense we pay on liabilities, such as deposits and short-term borrowings. We generate net interest income mainly through banking and funding activities.

NET INTEREST INCOME (in millions)       2007 Q1   2006 Q4   2006 Q1
---------------------------------       -------   -------   -------
Interest income                         $180.0    $182.0    $152.8
Interest expense                          89.1      89.6      65.5
Net interest income                     $ 90.9    $ 92.4    $ 87.3
Provision for loan losses                 (3.6)     (6.5)     (4.0)
Net interest income (after provision)   $ 87.3    $ 85.9    $ 83.3

Portion provided by Regional Banking        92%       91%       93%

We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, please refer to Note 10, "Segment reporting," in this report.

NET INTEREST MARGIN

Effective January 1, 2007, we changed the way we calculate the quarterly net interest margin to a day-weighted methodology that is more in line with industry standards. The new methodology calculates the margin by dividing tax-adjusted net interest income by the number of days in the quarter, multiplied by 365, and then divided by average earning assets for the quarter. We have adjusted prior periods to reflect this change.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                                                  2007              2006
                                                                  ----   -------------------------
NET INTEREST MARGIN                                                Q1     Q4     Q3     Q2     Q1
-------------------                                               ----   ----   ----   ----   ----
Previously reported                                                n/a   3.65%  3.83%  3.80%  3.77%
Adjusted for new methodology                                      3.67%  3.67%  3.85%  3.84%  3.82%

The net interest margin was 3.67%, the same as for the 2006 fourth quarter, as there were no changes in short-term market interest rates and the yield on earning assets matched the rate on funds used to support earning assets. (Under the old methodology, the margin for the 2007 first quarter would have been 3.62%.)

The market interest rate environment was considerably different in the year-ago first quarter and for much of 2006. The Federal Open Market Committee raised short-term interest rates four times between January and June 2006 for a total of 100 basis points. After those increases, most of the company's floating rate loans had repriced by August, but deposits continued to reprice throughout the second half of 2006. The resulting lag between loan and deposit repricing was the main cause of the 15-basis-point decline in the margin from the year-ago first quarter. The table below illustrates the change in the pace of repricing.

CHANGES IN YIELDS AND RATES (in basis points)             2007 Q1 VS. 2006 Q4   2007 Q1 VS. 2006 Q1
---------------------------------------------             -------------------   -------------------
Change in yield on total earning assets                          3 bps                 57 bps
Change in rate on total funds to support earning assets          3 bps                 72 bps

Savings deposit rates were considerably higher than for prior periods because they include the high-rate savings account available through WTDirect. The average rate on this account for the 2007 first quarter was 4.93%. For more information about WTDirect, please read the core deposits discussion in this report or visit www.wtdirect.com.

In the future, WTDirect rates may have little, if any, effect on the net interest margin, because growth in WTDirect deposits will reduce our need for national funding.

The margin reflected our interest rate risk management strategy of using national funding with maturations that match the repricing characteristics of floating rate loans. For more information about how we manage interest rate risk, please read the section in this report on quantitative and qualitative disclosures about market risk.

ANALYSIS OF EARNINGS

On the following pages, we present the consolidated comparative rate/volume and net interest income data for the first quarters of 2007 and 2006.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


QUARTERLY ANALYSIS OF EARNINGS

                                    ------------------------------------------------------------
                                          2007 FIRST QUARTER              2006 FIRST QUARTER
                                    ------------------------------------------------------------
(Dollar amounts in millions;         AVERAGE    INCOME/   AVERAGE    AVERAGE   INCOME/   AVERAGE
rates on a tax-equivalent basis)     BALANCE    EXPENSE      RATE    BALANCE   EXPENSE      RATE
------------------------------------------------------------------------------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell          $    57.3    $  0.7      5.05%  $   17.5    $  0.2      4.17%

   U.S. Treasury                        125.1       1.3      4.11      147.3       1.3      3.43
   Government agencies                  733.0       8.5      4.70      407.4       4.0      4.00
   State and municipal                    8.8       0.2      9.00       10.3       0.2      8.89
   Preferred stock                       84.6       1.6      7.50       90.9       1.7      7.70
   Mortgage-backed securities           691.9       7.2      4.25      854.6       8.9      4.23
   Other                                390.6       6.0      6.28      402.3       5.6      5.60
-------------------------------------------------------             ------------------
      Total investment securities     2,034.0      24.8      4.95    1,912.8      21.7      4.60
                                    ------------------------------------------------------------
   Commercial, financial, and
      agricultural                    2,466.2      48.9      8.04    2,448.1      44.2      7.33
   Real estate - construction         1,669.8      35.4      8.60    1,322.0      26.1      8.00
   Mortgage - commercial              1,339.9      26.5      8.03    1,229.8      22.6      7.44
-------------------------------------------------------             ------------------
      Total commercial loans          5,475.9     110.8      8.21    4,999.9      92.9      7.53
                                    ------------------------------------------------------------
   Mortgage - residential               542.1       8.0      5.95      463.3       6.7      5.92
   Consumer loans                     1,512.3      27.6      7.41    1,423.9      24.1      6.86
   Secured with liquid collateral       541.7       9.1      6.81      558.2       8.2      5.97
-------------------------------------------------------             ------------------
      Total retail loans              2,596.1      44.7      6.98    2,445.4      39.0      6.48
                                    ------------------------------------------------------------
         Total loans net of
            unearned income           8,072.0     155.5      7.81    7,445.3     131.9      7.19
         Total earning assets at
                                    ------------------------------------------------------------
            historical cost         $10,163.3    $181.0      7.22%  $9,375.6    $153.8      6.65%
                                    ============================================================
Fair valuation adjustment on
   investment securities
   available for sale                   (28.2)                         (33.9)
                                    ---------                       --------
Total earning assets                $10,135.1                       $9,341.7
                                    =========                       ========

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                    --------------------------------------------------------------
                                          2007 FIRST QUARTER               2006 FIRST QUARTER
                                    --------------------------------------------------------------
(Dollar amounts in millions;           AVERAGE  INCOME/   AVERAGE      AVERAGE  INCOME/   AVERAGE
 rates on a tax-equivalent basis)      BALANCE  EXPENSE      RATE      BALANCE  EXPENSE      RATE
--------------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                          $    365.3    $ 1.2      1.29%   $   326.0    $ 0.2     0.32%
   Interest-bearing demand             2,250.4      6.7      1.20      2,346.8      5.9     1.02
   Certificates < $100,000             1,012.9     10.9      4.35        938.6      7.6     3.27
   Local certificates > or =
      $100,000                           457.7      5.6      5.00        463.3      4.5     3.95
-------------------------------------------------------              ------------------
      Total core interest-
         bearing deposits              4,086.3     24.4      2.42      4,074.7     18.2     1.81
   National money market deposits        143.0      1.9      5.53           --       --       --
   National certificates > or =
      $100,000                         2,992.1     40.1      5.43      2,647.7     29.6     4.53
-------------------------------------------------------              ------------------
         Total interest-bearing
            deposits                   7,221.4     66.4      3.73      6,722.4     47.8     2.88
                                    --------------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase         1,318.5     16.1      4.97      1,082.0     11.4     4.25
   U.S. Treasury demand                    5.4      0.1      5.02         11.7      0.1     4.27
-------------------------------------------------------              ------------------
   Total short-term
      borrowings                       1,323.9     16.2      4.97      1,093.7     11.5     4.25
                                    --------------------------------------------------------------
   Long-term debt                        388.8      6.5      6.77        399.0      6.2     6.34
-------------------------------------------------------              ------------------
      Total interest-bearing
         liabilities                   8,934.1     89.1      4.04      8,215.1     65.5     3.23
                                    --------------------------------------------------------------
   Other noninterest funds             1,229.2       --        --      1,160.5       --       --
-------------------------------------------------------              ------------------
         Total funds used to
            support earning
            assets                   $10,163.3    $89.1      3.55%    $9,375.6    $65.5     2.83%
                                    ==============================================================
Net interest income/yield                          91.9      3.67%                 88.3     3.82%
   Tax-equivalent adjustment                       (1.0)                           (1.0)
                                                  -----                            ----
Net interest income                               $90.9                           $87.3
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

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                                                                ------------------------------------
                                                                                INCREASE/(DECREASE) DUE TO CHANGE IN
                                                                                ------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2007/2006 (in millions)                        VOLUME (1)    RATE (2)    TOTAL
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities purchased under agreements to resell             $  0.4        $ 0.1     $ 0.5

   U.S. Treasury                                                                        (0.2)         0.2        --
   Government agencies                                                                   3.2          1.3       4.5
   State and municipal *
   Preferred stock *                                                                    (0.1)          --      (0.1)
   Mortgage-backed securities                                                           (1.7)          --      (1.7)
   Other *                                                                              (0.2)         0.6       0.4
--------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                        1.0          2.1       3.1
                                                                                ------------------------------------
   Commercial, financial, and agricultural *                                             0.3          4.4       4.7
   Real estate - construction                                                            6.9          2.4       9.3
   Mortgage - commercial *                                                               2.0          1.9       3.9
--------------------------------------------------------------------------------------------------------------------
      Total commercial loans                                                             9.2          8.7      17.9
                                                                                ------------------------------------
   Mortgage - residential                                                                1.2          0.1       1.3
   Consumer                                                                              1.5          2.0       3.5
   Secured with liquid collateral                                                       (0.2)         1.1       0.9
--------------------------------------------------------------------------------------------------------------------
      Total retail loans                                                                 2.5          3.2       5.7
                                                                                ------------------------------------
      Total loans net of unearned income                                                11.7         11.9      23.6
--------------------------------------------------------------------------------------------------------------------
      Total interest income                                                           $ 13.1        $14.1     $27.2
                                                                                ------------------------------------
Interest expense:
   Savings                                                                            $   --        $ 1.0     $ 1.0
   Interest-bearing demand                                                              (0.2)         1.0       0.8
   Certificates under $100,000                                                           0.6          2.7       3.3
   Local CDs > or = $100,000                                                            (0.1)         1.2       1.1
--------------------------------------------------------------------------------------------------------------------
      Total core interest-bearing deposits                                               0.3          5.9       6.2
   National money market deposits                                                        1.9           --       1.9
   National CDs > or = $100,000                                                          3.8          6.7      10.5
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                                                    6.0         12.6      18.6
                                                                                ------------------------------------
   Federal funds purchased and securities sold under agreements to repurchase            2.5          2.2       4.7
   U.S. Treasury demand                                                                 (0.1)         0.1        --
--------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings                                                        2.4          2.3       4.7
   Long-term debt                                                                       (0.2)         0.5       0.3
--------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                          $  8.2        $15.4     $23.6
                                                                                ------------------------------------
Changes in net interest income                                                        $  4.9        $(1.3)    $ 3.6
                                                                                ====================================

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

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


NONINTEREST INCOME

The majority of noninterest income continued to come from the Wealth Advisory Services (WAS) business, the Corporate Client Services (CCS) business, and the affiliate money managers (Cramer Rosenthal McGlynn and Roxbury Capital Management).

NONINTEREST INCOME (in millions)                2007 Q1   2006 Q4   2006 Q1
--------------------------------                -------   -------   -------
Advisory business revenue (1)                    $79.2     $79.0     $70.6
Service charges on deposit accounts                6.8       7.1       6.9
Other noninterest income                           5.4       6.2       5.2
Securities gains                                    --       0.2        --
Total noninterest income                         $91.4     $92.5     $82.7

Portion provided by advisory business revenue      86%       85%       85%

(1) Includes revenue from WAS, CCS, and the affiliate money managers, after amortization.

THE WEALTH ADVISORY SERVICES BUSINESS

We report Wealth Advisory Services (WAS) revenue in three categories:

1. Trust and investment advisory fees, which represent the revenue generated by our core asset management, asset allocation, and trust management services. These fees are based on the market valuations of client assets we manage, direct, or hold in custody, and they are tied to movements in the financial markets. Assets we manage for clients include equities, fixed income instruments, cash and cash equivalents, and other assets. Depending on the mix of assets in client accounts, changes in trust and investment advisory revenue may or may not correspond with changes in financial markets such as the Dow Jones Industrial Average, the S&P 500, NASDAQ, or other markets.

2. Planning and other services fees. These fees are from financial planning, estate settlement, family office management, tax, and other services. These fees are not associated with asset valuations. They are based on the level and complexity of the services we provide. In some cases these fees are based on a client's annual income. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

3. Mutual fund fees. These fees are tied to money market mutual fund and cash balances, and do not reflect equity market movements.

Strong growth during the 2007 first quarter in two categories of WAS revenue - trust and investment advisory services plus planning and other services - accounted for most of the 11% year-over-year increase in total WAS revenue. These increases reflected the expansion investments the WAS business made in 2006.

As of March 31, 2007, approximately 48% of assets we manage for clients were invested in traditional equities, approximately 27% were invested in fixed income securities, approximately 14% were cash and cash equivalents, and the remainder consisted of real estate, commodities, alternative investments, and other types of assets.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


WEALTH ADVISORY SERVICES REVENUE (in millions)   2007 Q1   2006 Q1   % CHANGE
----------------------------------------------   -------   -------   --------
Trust and investment advisory fees                $36.9     $34.2        8%
Planning and other services fees                    9.5       7.4       28%
Mutual fund fees                                    5.1       4.7        9%
Total Wealth Advisory Services revenue            $51.5     $46.3       11%

The 28% year-over-year growth in revenue from planning and other services was due in large part to the substantial expansion of family office services that began in June 2006. As part of this expansion, WAS opened new offices in Princeton, New Jersey, and Stamford, Connecticut, and added staff with expertise in structuring family offices as legal entities and in developing strategies for executive compensation and inherited wealth. These initiatives complemented the services for sports and entertainment industry professionals offered by the company's Beverly Hills-based subsidiary, Grant Tani Barash & Altman, and positioned Wilmington Trust among the largest full-service family office practices in the industry.

WAS sales for the 2007 first quarter were lower than for the 2006 first quarter, when we recorded several very large planning fees. Sales in the Maryland market were 74% higher than for the 2006 first quarter. Sales also increased in the New Jersey market. The decline in family office sales from the 2006 fourth quarter reflected the revenue fluctuations inherent with these services and some seasonality.

PERCENTAGE CONTRIBUTION                                    2007   2006   2006
TO TOTAL WAS SALES                                          Q1     Q4     Q1
-----------------------                                    ----   ----   ----
California                                                    4%     2%     4%
Delaware (1)                                                 57%    41%    57%
Florida                                                       3%     7%     8%
Georgia                                                       2%     2%     3%
Maryland                                                      3%     2%     2%
New Jersey                                                    2%     0%     0%
New York                                                     11%     6%    10%
Pennsylvania                                                 10%    14%    14%
Family office services (2)                                    8%    26%     3%

Total WAS sales (in millions)                              $5.2   $7.9   $6.6

(1) Sales recorded for Delaware include business from clients in other states who choose to establish accounts in Delaware to benefit from Delaware's trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states. We attribute these sales to Delaware because we serve these clients from our Delaware headquarters.

(2)  Includes GTBA.

THE CORPORATE CLIENT SERVICES BUSINESS

We report Corporate Client Services (CCS) revenue in four categories:

1. Capital markets. These fees are based on the complexity of trust and administrative services we provide that support the structured finance industry. We perform most of these services under multiyear contracts.

2. Entity management. These fees are based on the complexity of corporate governance and administrative services we provide for special purpose entities in preferred jurisdictions.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


3. Retirement services. Approximately 50% of these fees are based on equity market valuations of retirement plan assets for which we serve as trustee. The remainder are priced on a fee-for-service basis.

4. Investment/cash management. These fees reflect investment and cash management services we perform for retirement services clients and capital markets clients who have residual cash management needs. Some of these fees are based on money market fund balances and some are based on the valuations of investment-grade fixed income instruments.

Corporate Client Services (CCS) revenue for the first quarter of 2007 was 18% higher than for the year-ago first quarter, as all components of the business recorded year-over-year increases. First quarter 2007 sales exceeded $5 million for the first time and were 31% higher than for the year-ago first quarter.

CORPORATE CLIENT SERVICES REVENUE (in millions)   2007 Q1   2006 Q1   % CHANGE
----------------------------------------------    -------   -------   --------
Capital markets services                           $10.2     $ 9.1       12%
Entity management services                           7.1       6.5        9%
Retirement services                                  3.4       2.7       26%
Investment/cash management services                  3.3       2.1       57%
Total Corporate Client Services revenue            $24.0     $20.4       18%

The 12% year-over-year increase in capital markets revenue reflected strong demand for services that support trust-preferred securities, collateral trust and default administration, defeasance of commercial mortgage-backed securitizations, and tender option bonds. Sales of capital markets services were 27% higher than for the year-ago first quarter.

Capital markets revenue includes fees for services that support asset-backed securitizations. As noted earlier, some of these securitizations hold a blend of prime and subprime residential mortgages. Prevailing concerns about the subprime market have little, if any, effect on CCS because the corresponding fees are based on services provided regardless of the underlying collateral. Securitizations backed by U.S. residential mortgages accounted for approximately 6% of total CCS revenue for the 2007 first quarter.

Entity management revenue was 9% higher than for the year-ago first quarter mainly because of expansion in and continued demand from European markets, especially for administrative and corporate governance services for structured finance transactions in Ireland, the United Kingdom, and Germany. CCS opened an office in Frankfurt, Germany, in August 2006 following passage of the German True Sale Initiative, which removed adverse tax consequences for asset-backed securitizations in that country and paved the way for considerable expansion in that market. Also contributing to the year-over-year growth in entity management revenue was our acquisition in May 2006 of PwC Corporate Services (Cayman) from the accounting firm PricewaterhouseCoopers.

In the retirement services component, a combination of market appreciation, additional retirement plan contributions, and demand for executive compensation plan trusts accounted for the year-over-year increase in revenue. Approximately $300,000 of retirement services revenue for the 2007 first quarter was associated with paying agent services for plan distributions and is not expected to occur again in 2007.

Fees for investment and cash management services were the largest contributor to the year-over-year growth in total CCS revenue. Fees for these services and the percentage tied to fixed income investments rose mainly because we began to market these services more proactively late in 2005.

CCS INVESTMENT AND CASH MANAGEMENT SERVICES                           2007 Q1   2006 Q1
-------------------------------------------                           -------   -------
Percent tied to the valuations of domestic fixed income instruments     43%       27%
Percent tied to money market mutual fund values                         57%       73%

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


ASSETS UNDER MANAGEMENT AND ADMINISTRATION AT WILMINGTON TRUST

Assets under management are assets for which we make investment decisions on behalf of clients, most of whom are WAS clients. Assets under administration are assets we hold in custody or for which we serve as fiduciary on behalf of clients, most of whom are CCS clients. Changes in the levels of assets under management or administration do not necessarily indicate that we have gained or lost business. Since most of the assets we manage or administer are held in trusts, the levels of these assets are affected not just by business development and financial market fluctuations, but also by fund distributions from trusts for tax payments, philanthropic obligations, discretionary spending, trust terminations, and other purposes. Asset levels also are affected by the duration of trust agreements, which can range from a few months to 99 years or more.

We believe that changes in revenue are better indicators of trends in the WAS and CCS businesses than changes in assets under management or administration because:

- Asset management is only one of the holistic range of wealth management services we offer.

- Only the portion of WAS revenue that we record as trust and investment advisory revenue is based on asset valuations.

- WAS trust and investment advisory revenue includes fees we receive for direction trust services, but we do not include assets held in direction trusts in assets under management.

- In the CCS business, except for revenue from investment and cash management services, the majority of revenue is generated on a fee-for-service basis regardless of the value of any associated asset.

- Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.

For more information about the portion of our revenue that is based on financial market valuations, please read the financial market risk discussion in this report.

CLIENT ASSETS AT WILMINGTON                            AT        AT         AT
TRUST (1) (in billions)                             3/31/07   12/31/06   3/31/06
---------------------------                         -------   --------   -------
Assets under management (2)                          $ 31.8    $ 31.3     $ 29.2
Assets under administration                            80.3      76.2       74.8
Total client assets                                  $112.1    $107.5     $104.0

(1)  Excludes CRM and RCM.

(2) Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

INVESTMENT MIX OF WILMINGTON                           AT        AT         AT
TRUST MANAGED ASSETS (1)                            3/31/07   12/31/06   3/31/06
----------------------------                        -------   --------   -------
Equities                                              48%        47%       53%
Fixed income                                          27%        27%       24%
Cash and equivalents                                  14%        16%       14%
Other assets                                          11%        10%        9%

(1)  Excludes CRM and RCM.

Effective January 1, 2007, amounts of assets under management at Wilmington Trust (excluding the affiliate money managers) were adjusted to include approximately $2 billion of institutional and individual client assets not held in trust accounts. Prior periods were changed to reflect this adjustment. Total client assets consist of assets under management and assets under administration.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


CLIENT ASSETS AT WILMINGTON
TRUST (1) (in billions)       3/31/07   12/31/06   9/30/06   6/30/06   3/31/06
---------------------------   -------   --------   -------   -------   -------
ASSETS UNDER MANAGEMENT
Previously reported               n/a    $ 29.0     $ 27.2    $ 26.4    $ 27.2
Adjusted amount                $ 31.8    $ 31.3     $ 29.1    $ 28.3    $ 29.2

TOTAL CLIENT ASSETS
Previously reported               n/a    $105.3     $100.5    $100.7    $102.1
Adjusted amount                $112.1    $107.5     $102.4    $102.7    $104.0

(1)  Excludes CRM and RCM.

Changes in managed assets at CRM and RCM reflect business flows as well as financial market movements and are indicative of business trends.

ASSETS UNDER MANAGEMENT                              AT        AT         AT
(in billions)                                     3/31/07   12/31/06   3/31/06
-----------------------                           -------   --------   -------
Wilmington Trust (1)                               $31.8      $31.3     $29.2
Cramer Rosenthal McGlynn                            11.2       10.6       9.7
Roxbury Capital Management                           3.1        3.1       3.5
Total assets under management                      $46.1      $45.0     $42.4

(1) Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

AFFILIATE MONEY MANAGERS

We have ownership positions in two money management firms:

-    Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York;
     and

- Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.

We do not consolidate CRM's or RCM's results in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each.

For more information about our investments in CRM and RCM, please read the affiliate money managers discussion and Notes 4, 10, and 21 in our 2006 Annual Report to Shareholders.

AFFILIATE MONEY MANAGER REVENUE (in millions)   2007 Q1   2006 Q4   2006 Q1
--------------------------------------------    -------   -------   -------
Total revenue from affiliate money managers
   (net of expenses)                             $4.8       $5.4      $4.9

CRAMER ROSENTHAL MCGLYNN (CRM)

At March 31, 2007, assets under management at value-style manager CRM reached $11.20 billion, another record high. This was $600 million more than at the end of December 2006 and $1.50 billion more than at the end of March 2006. These increases, which were due mainly to new business inflows, caused revenue from CRM to be 18% higher for the 2007 first quarter than for the 2006 first quarter. Compared to the 2006 fourth quarter, revenue

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


from CRM was lower for the 2007 first quarter because hedge fund performance fees were lower and compensation and benefits costs were higher, which is typical for the first quarter.

AS OF AND FOR THE THREE MONTHS ENDED (in millions)                                       3/31/07     12/31/06    3/31/06
--------------------------------------------------                                      ---------   ---------   --------
Assets under management at Cramer Rosenthal McGlynn                                     $11,215.7   $10,623.8   $9,733.9
Revenue from Cramer Rosenthal McGlynn (net of expenses)                                 $     4.7   $     5.3   $    4.0
Ownership position in Cramer Rosenthal McGlynn                                              81.73%      81.73%     77.24%

Our ownership position in CRM was higher at the end of March 2007 than at the end of March 2006 because some of CRM's principals put their ownership interests (relinquished their interests) to us during the 2006 second quarter. This was permitted by the put provisions in our investment agreement with CRM and it had a nominal effect on the revenue we receive from CRM.

ROXBURY CAPITAL MANAGEMENT (RCM)

At growth-style manager Roxbury Capital Management (RCM), managed asset levels and revenue declined from the year-ago first quarter because RCM terminated its micro-cap and fixed income products during the second half of 2006. RCM's core small- and mid-cap products continued to perform well and attract assets. First quarter 2007 revenue from RCM was flat compared to the 2006 fourth quarter because the firm continued to record expenses related to the fund terminations.

AS OF AND FOR THE THREE MONTHS ENDED (in millions)                                         3/31/07   12/31/06    3/31/06
--------------------------------------------------                                        --------   --------   --------
Assets under management at Roxbury Capital Management                                     $3,121.6   $3,138.1   $3,515.7
Revenue from Roxbury Capital Management (net of expenses)                                 $    0.1   $    0.1   $    0.9
Ownership position in Roxbury Capital Management
   Ownership of preferred profits                                                               30%        30%        30%
   Ownership of common shares                                                                41.23%     41.23%     41.23%

Our agreement with RCM includes provisions that permit some of the firm's portfolio managers to put their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are separate and distinct from our equity ownership position in RCM. During the 2007 first quarter, principals of RCM's office in Portland, Oregon, became eligible to exercise some of their puts. On April 2, 2007, some of these principals put approximately $13 million of their Class B interests to us. Had these puts occurred on January 1, 2007, our total revenue for the 2007 first quarter would have been $425,000 higher.

NONINTEREST EXPENSE

Noninterest expenses increased because salaries, incentives, benefits, and operating expenses were higher, due to the expansion investments we made throughout 2006. Staffing-related costs continued to account for the majority of noninterest expenses.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


EXPENSES (dollars in millions)                       2007 Q1   2006 Q4   2006 Q1
------------------------------                       -------   -------   -------
Full-time-equivalent staff members                     2,579     2,562     2,475

Salaries and wages                                    $ 41.8    $ 40.3    $ 36.9

Stock option expense                                  $  3.1    $  2.2    $  2.2
Total incentives and bonuses (1)                      $ 14.0    $ 10.3    $ 10.3

Employment benefits expense                           $ 14.6    $ 11.4    $ 13.5

Total staffing-related expenses                       $ 70.4    $ 62.0    $ 60.7

Total noninterest expenses                            $110.5    $104.9    $ 97.5

(1)  Includes stock option expense.

The expansion initiatives we completed during the 12 months ended March 31, 2007, added 104 staff members and included:

- The WAS expansion in June 2006 of family office services, which added 34 staff members and one new office;

- New commercial banking and wealth management offices in Pennsylvania and New Jersey and staff additions throughout the Regional Banking footprint;

-    The CCS acquisition in Grand Cayman;

-    CCS expansion in Europe, including the new Frankfurt office;

- Investments in staff and technology that significantly enhanced the ability of the CCS business to provide analytical, administrative, and other services for collateralized debt obligations; and

- The November 2006 launch of WTDirect, the company's Internet-only outlet, which accounted for most of the year-over-year increase in advertising costs.

Incentives and bonuses for the 2007 first quarter included approximately $2 million of expense that is not expected to occur again in 2007. Approximately $1 million of this amount was for restricted stock grants. For more information about these grants and this expense, please read Note 2, "Stock-based compensation plans," in this report.

Employment benefits expense for the 2007 first quarter included approximately $3 million of payroll tax payments and 401(k) plan contributions that reset at the start of each year.

The other large increase in expenses for the 2007 first quarter was in the category recorded as "other" expenses. Included in this category of expenses are legal expenses and costs associated with credit and debit card transaction volumes, all of which were higher for the 2007 first quarter than for the year-ago first quarter.

INCOME TAXES

Although pre-tax income was lower for the 2007 first quarter than for the 2006 first quarter, income tax expense and the effective tax rate were higher mainly because our state income tax expense increased. This is a reflection of our expansion initiatives. We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," on January 1, 2007. Please see Note 9, "Income taxes," in this report.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


INCOME TAXES AND TAX RATE (dollars in millions)          2007 Q1   2006 Q4   2006 Q1
-----------------------------------------------          -------   -------   -------
Pre-tax income                                           $ 67.6    $ 73.8    $ 68.4
Income tax expense                                       $ 24.6    $ 26.3    $ 24.3
Effective tax rate                                        36.39%    35.64%    35.53%

MINORITY INTEREST

The amount recorded as minority interest for the 2007 first quarter included an adjustment of approximately $500,000 associated with Wilmington Trust Conduit Services, the subsidiary that we formed in the fall of 2006 to provide administrative services for collateralized debt obligations. Absent this amount, minority interest for the quarter would have been approximately $100,000, which is what we anticipate for each of the remaining quarters in 2007.

CAPITAL RESOURCES

We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with regulatory requirements, and provide for future growth. Our wholly owned bank subsidiaries are the main users of our capital, and they are subject to regulatory capital requirements. The advisory businesses are not as capital-intensive and they are not subject to regulatory capital requirements.

Our capital position remained strong during the first three months of 2007. Stockholders' equity increased 3% and regulatory capital continued to exceed minimum requirements.

On April 19, 2007, the strength of our capital position led the Board of Directors to approve a 6% increase in the quarterly cash dividend, raising it by $0.02, from $0.315 per share to $0.335 per share. On an annualized basis, this increased the dividend from $1.26 per share to $1.34 per share. The quarterly dividend will be paid on May 15, 2007, to stockholders of record as of May 1, 2007.

                                                      3 MONTHS       YEAR   3 MONTHS
                                                         ENDED      ENDED      ENDED
CAPITAL STRENGTH (dollars in millions)                 3/31/07   12/31/06    3/31/06
--------------------------------------                --------   --------   --------
Stockholders' equity (period end)                     $1,092.2   $1,059.3   $1,043.3
Stockholders' equity (on average)                     $1,062.2   $1,067.4   $1,026.4
Return on average stockholders' equity (annualized)      16.42%     13.58%     17.42%
Return on average assets (annualized)                     1.59%      1.37%      1.76%
Capital generation ratio (annualized)                     8.23%      5.77%      9.44%
Dividend payout ratio                                    50.00%     59.18%     46.26%

During the first three months of 2007, we added $36.3 million to capital, including:

- $21.5 million, which reflected earnings of $43.0 million net of $21.5 million in cash dividends;

-    $7.1 million from the issue of common stock under employment benefit plans;

-    $0.7 million in tax benefits from stock-based compensation costs;

-    $3.4 million in unrealized gains on securities, net of taxes;

-    $0.1 million in foreign currency exchange adjustments;

- $0.4 million in derivative gains included in other comprehensive income, net of taxes; and

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


-    $3.1 million of stock-based compensation expense.

Offsetting these additions were $3.4 million of reductions in capital, which consisted of:

-    $2.0 million for the repurchase of shares; and

- $1.4 million for the adoption of FIN 48. For more information about FIN 48, please read Note 9, "Income taxes," in this report and Note 3, "Recent accounting pronouncements," in our 2006 Annual Report to Shareholders.

CAPITAL RATIOS

Our capital ratios continued to exceed the Federal Reserve Board's minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve's guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. For more information about these guidelines, please read the capital resources discussion in our 2006 Annual Report to Shareholders.

                                                   MINIMUM
                                                    TO BE        MINIMUM
                               AT        AT       ADEQUATELY    TO BE WELL
REGULATORY CAPITAL RATIOS   3/31/07   12/31/06   CAPITALIZED   CAPITALIZED
-------------------------   -------   --------   -----------   -----------
Total risk-based capital     12.53%    12.10%         8%           10%
Tier 1 risk-based capital     8.64%     8.25%         4%            6%
Tier 1 leverage capital       7.64%     7.39%         4%            5%

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth. Our goal is to maintain capital ratios at least 100 basis points higher than the minimum for well-capitalized institutions.

SHARE REPURCHASES

Our share repurchase activity reflects how we choose to deploy capital. Our current share repurchase plan, which was authorized by our Board of Directors in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust stock.

SHARE REPURCHASES                       2007 Q1        2006 Q4       2006 Q1
-----------------                     ----------     ----------    ----------
Number of shares repurchased              47,291          1,164       154,924
Average price per share repurchased   $    42.52     $    43.39    $    43.48
Total cost of shares repurchased      $2,010,993     $   50,510    $6,736,748
Shares available for repurchase        6,601,468      6,648,759     7,156,831

LIQUIDITY AND FUNDING

Liquidity is a measure of how well a company is positioned to obtain the funding it needs to conduct business. As a bank holding company, we need liquidity to support operating and investing activities, to comply with regulatory requirements, and to minimize the risk of having insufficient funds to conduct business.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


We have a liquidity risk management policy that has been established by our Asset/Liability Committee and approved by our Board of Directors. We use a funds-at-risk (FAR) ratio to measure liquidity risk. The FAR ratio, which we calculate monthly, expresses liquid assets and other dedicated funding sources as a percentage of wholesale liabilities. The FAR ratio considers these items on three-month, six-month, and one-year time horizons.

We categorize liquidity risk into three levels that consider various internal and external scenarios: Level I, Level II, and Level III. Level I is the most favorable level. It indicates a normal operating environment with no funding pressures. At this level, the sources of funds available to us are diverse, and we are able to access them immediately at a reasonable cost and at the maturities we desire.

We believe our ability to obtain funding from the national markets mitigates our liquidity risk. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. At March 31, 2007 all of our credit ratings:

-    Were investment grade.

-    Were unchanged since August 2004.

- Substantiated our financial stability and the consistency, over time, of our earnings.

Factors or conditions that could affect our liquidity include changes in types of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability or increase the cost of funding. We monitor our existing and projected liquidity requirements continually. We believe our liquidity management practices give us the flexibility to react to any changes that might affect our liquidity adversely.

For more information about how we manage liquidity and about our credit ratings, please read the discussion on managing liquidity that begins on page 32 of our 2006 Annual Report to Shareholders.

LIQUIDITY IN THE FIRST THREE MONTHS OF 2007

At March 31, 2007, we were operating within Level I parameters of our liquidity management policy. In addition, our FAR ratio calculations placed our liquidity position within Level I parameters. We have maintained a Level I position since the levels were established in 2004.

Our sources of liquidity remained diversified. As of March 31, 2007, our sources of liquidity included:

-    Core deposit balances of $5.01 billion.

-    National money market deposits of $142.5 million.

-    National CDs > or = $100,000 of $2.97 billion.

-    Short-term borrowings of $1.15 billion.

-    Long-term debt of $389.5 million.

-    Stockholders' equity of $1.09 billion.

-    Investment securities of $1.98 billion.

- Borrowing capacity of $100 million from lines of credit with U.S. financial institutions.

- Borrowing capacity of $895.8 million, secured with collateral, from the Federal Home Loan Bank (FHLB) of Pittsburgh, of which Wilmington Trust Company and Wilmington Trust of Pennsylvania are members, as of December 31, 2006. The FHLB adjusts our borrowing capacity on a quarterly basis. Its adjustment calculations for March 31, 2007, were not available as of the filing date of this report (May 10, 2007).

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for Cramer Rosenthal McGlynn (CRM). At March 31, 2007, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 81.73%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 3, 2007.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


MANAGING FUNDING

We use a mix of funding sources to support our Regional Banking business and to help us manage interest rate risk. There is an inherent disparity between loan growth and core deposit growth in the Regional Banking business model, because we make commercial loans in four states, but gather core deposits mainly in Delaware. To compensate, we augment core deposits with national funding because:

- It is a cost-effective way to add deposits without having to invest capital in a large-scale expansion of our branch office network.

- It helps us curb annual operating expense growth. On an absolute basis, national funding rates tend to be higher than core deposit rates, but core deposit rates do not include the all-in expense of staffing and operating a branch office network.

- It helps our Regional Banking business produce an efficiency ratio that is much better than our peer average. For more information about this, please see the Regional Banking discussion in this report.

- It helps us manage interest rate risk, because we can match the repricing characteristics of wholesale funds closely with the repricing characteristics of floating rate loans. We adjust the mix between national CDs > or = to $100,000 and short-term borrowings, depending on which has more favorable terms. For more information on how we manage interest rate risk, please refer to the discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

As we expand our commercial banking business throughout the Delaware Valley region, we expect that loan growth will continue to outpace core deposit growth, and we will continue to use a blend of core deposits and national funding to support loan growth.

FUNDING IN THE FIRST THREE MONTHS OF 2007

During the first three months of 2007, core deposits (demand deposits, interest-bearing demand deposits, time deposits, and local CDs > or = $100,000) continued to be our primary source of funding.

During the 2006 fourth quarter, we diversified our funding sources by launching WTDirect and adding national money market deposits. Previously included in interest-bearing demand deposit balances, national money market deposits now are reported separately. Prior period amounts were adjusted to reflect this change.

PROPORTION OF FUNDING PROVIDED BY (ON AVERAGE)   2007 Q1   2006 Q4   2006 Q1
----------------------------------------------   -------   -------   -------
Core deposits                                       52%       53%       56%
National funding                                    34%       34%       31%
Short-term borrowings                               14%       13%       13%

Loan-to-deposit ratio                             1.01%     0.98%     0.99%

On an absolute basis, the rates on national funding tend to be higher than the rates on core deposits. Using rates alone to compare funding costs, however, can be misleading. While core deposit rates express the absolute cost of the funds, they do not reflect the associated staffing and other operating expenses. For a comparison of core deposit and national funding rates, please refer to the interest rate risk discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

The assets on our balance sheet consist primarily of investment securities, which we discuss elsewhere in the report, and loans. Loans accounted for 74% of our assets at March 31, 2007, and most of our asset quality remained tied to loan, or credit, quality. Credit quality, or credit risk, is an assessment of the ability of borrowers to repay loans according to contractual terms. Borrowers not repaying loans could affect our earnings negatively.

Lending money is inherently risky. When we make a loan, we make subjective judgments about the borrower's ability to repay the loan. No matter how financially sound a client or lending decision may seem, a borrower's ability to repay can be affected adversely by economic changes and other external factors. For more details on the steps we take to mitigate the risks associated with lending money, please read the credit risk discussion in our 2006 Annual Report to Shareholders.

CREDIT QUALITY IN THE FIRST THREE MONTHS OF 2007

Credit quality remained stable in the first three months of 2007. The net charge-off ratio was at the low end of historical levels and 97% of loans outstanding had pass ratings in the internal risk rating analysis. Less than 1% of loans outstanding were classified as nonperforming, past due 90 days or more, or serious doubt. On a percentage basis, there was minimal change in the mix of loans outstanding.

CREDIT QUALITY INDICATORS (dollars in millions)   AT 3/31/07   AT 12/31/06   AT 3/31/06
-----------------------------------------------   ----------   -----------   ----------
Period-end loan balances                           $8,088.4     $8,094.9      $7,539.0

Period-end nonperforming assets:
   Nonaccruing loans                               $   23.1     $   31.0      $   35.5
   Other real estate owned (OREO)                  $    4.8     $    4.8      $    0.2
   Renegotiated loans                              $    4.8     $     --      $    4.9
      Total nonperforming assets                   $    7.3     $    5.8      $   10.1
Ratio of nonperforming assets to loans                 0.40%        0.44%         0.54%

Loans past due 90 days or more at period end       $    7.3     $    5.8      $   10.1
Ratio of loans past due 90 days to total loans         0.09%        0.07%         0.13%

Gross charge-offs                                  $    5.1     $    7.1      $    3.2
Recoveries                                         $    1.8     $    1.2      $    1.4
Net charge-offs                                    $    3.3     $    5.9      $    1.8
Year-to-date net charge-offs                       $    3.3     $   18.5      $    1.8

Ratio of net charge-offs to loans on average           0.04%        0.07%         0.02%

Nonaccruing loans were 25% lower than at December 31, 2006, as some returned to accruing status and others were paid in full.

The amount recorded as OREO was unchanged from the second quarter of 2006, when a parcel of agricultural land in New Jersey was transferred to OREO from nonaccruing status.

Renegotiated loans consisted of one personal loan to a commercial banking client in New Jersey.

Multiple projects in Delaware, Maryland, and Pennsylvania accounted for the increase during the first three months of 2007 in loans past due 90 days or more.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


The net charge-off ratio, which we regard as the primary indicator of credit quality, was 4 basis points, or 16 basis points annualized. Since 1996, the annualized net charge-off ratio has ranged from a low of 14 basis points for 2005 to a high of 44 basis points for 2000.

COMPOSITION OF NET CHARGE-OFFS
FOR THE QUARTER (in millions)                2007 Q1   2006 Q4   2006 Q1
------------------------------               -------   -------   -------
Consumer loans                                $ 3.0      $2.7      $1.7
Commercial, financial, and
   agricultural loans                         $ 0.5      $3.2      $0.1
Commercial real estate/
   construction and mortgage
   loans                                      $(0.2)     $ --      $ --
Total net charge-offs                         $ 3.3      $5.9      $1.8

At the end of the 2007 first quarter, 97% of loans outstanding had pass ratings in the internal risk rating analysis. The percentage of pass-rated loans has been 97% since the first quarter of 2005, and has exceeded 95% since 2000.

INTERNAL RISK
RATING ANALYSIS                    AT 3/31/07   AT 12/31/06   AT 3/31/06
---------------                    ----------   -----------   ----------
Pass                                 96.89%        97.39%       97.20%
Watchlisted                           2.32%         1.82%        1.97%
Substandard                           0.78%         0.79%        0.76%
Doubtful                              0.01%           --         0.07%

We apply the internal risk rating classifications consistently. For more information about these classifications, please read the credit risk discussion in our 2006 Annual Report to Shareholders.

Serious-doubt loans are loans that we do not think will be repaid even though they are performing in accordance with the contractual terms or are fewer than 90 days past due. At March 31, 2007, approximately 88% of the loans classified as serious-doubt loans were commercial loans. Two commercial loans accounted for most of the increase in serious doubt loans during the first three months of 2007.

SERIOUS-DOUBT LOANS                 AT 3/31/07   AT 12/31/06   AT 3/31/06
-------------------                 ----------   -----------   ----------
Serious-doubt loans (in millions)     $26.2         $18.8        $10.2
Ratio of serious doubt loans to
   total loan balances                 0.32%         0.23%        0.13%

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

COMPOSITION OF THE LOAN PORTFOLIO     AT 3/31/07   AT 12/31/06   3/31/06
---------------------------------     ----------   -----------   -------
Commercial/financial/agricultural         30%          31%         32%
Commercial real estate/construction       21%          21%         19%
Commercial mortgage                       17%          16%         17%
Residential mortgage                       7%           7%          6%
Home equity                                4%           4%          4%
Indirect loans                             8%           8%          9%
Credit card                                1%           1%          1%
Other consumer                             5%           5%          5%
Secured with liquid collateral             7%           7%          7%

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


LOAN LOSS RESERVE AND LOAN LOSS PROVISION

We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses and we make subjective judgments about amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the Delaware Valley regional economy, market interest rates, and regulatory guidelines. For more information about how we establish and account for the loan loss reserve, please read Note 2, "Summary of significant accounting policies," in our 2006 Annual Report to Shareholders.

In light of the levels of past due, nonaccruing, and nonperforming loans at March 31, 2007, we believe that our loan loss reserve and loan loss provision reflected a reasonable assessment of inherent loan losses.

PROVISION FOR LOAN LOSSES                           2007 Q1   2006 Q4   2006 Q1
-------------------------                           -------   -------   -------
Provision for loan losses (in millions)               $3.6      $6.5      $4.0

RESERVE FOR LOAN LOSSES                   AT 3/31/07   AT 12/31/06   AT 3/31/06
-----------------------                   ----------   -----------   ----------
Reserve for loan losses (in millions)       $94.5        $94.2         $93.6
Loan loss reserve ratio                      1.17%        1.16%         1.24%

The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry a higher degree of risk than loans already in the portfolio.

DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. For more information about these instruments and contracts, please read the discussion that begins on page 49 of the 2006 Annual Report to Shareholders.

As of March 31, 2007, our derivative instruments included a total of $971.2 million of interest rate swaps, as follows:

- $423.1 million of swaps for loan clients for whom we exchanged floating rates for fixed rates.

- $423.1 million of swaps with other financial institutions that exchanged fixed rates for floating rates, in order to offset the exposure from changes in the market values of the aforementioned swaps we made on behalf of clients.

- $125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt. On March 31, 2006, we sold $250.0 million of interest rate swaps associated with the $250.0 million of subordinated long-term debt we issued on April 4, 2003. We realized a loss of $12.7 million in this transaction. We will recognize the amount of the loss over the remaining life of the debt, which matures in 2013, and record it in our income statement as interest expense on long-term debt.

- $1.0 billion of interest rate floors associated with floating rate commercial loans.

Our other contractual obligations as of March 31, 2007, consisted of:

- One $28.0 million loan from the Federal Home Loan Bank of Pittsburgh. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $67.5 million. In Delaware, we lease many of our branch offices. We lease all of our branch and other offices outside of Delaware.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


- An 81.73% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 3, 2007.

-    Certificates of deposit amounting to $4.43 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.85 billion.

The following table summarizes our current contractual obligations and the periods over which they extend.

                                            LESS THAN   1 TO 3   3 TO 5   MORE THAN
PAYMENTS DUE (in millions)         TOTAL      1 YEAR     YEARS    YEARS    5 YEARS
--------------------------       --------   ---------   ------   ------   ---------
Certificates of deposit          $4,432.4    $4,292.2   $ 95.6    $33.0     $ 11.6
Long-term debt obligations (1)      501.2        22.3    157.2     53.4      268.3
Operating lease obligations          67.5        10.9     19.2     13.4       24.0
Guaranty obligations                  2.5         2.5       --       --         --
                                  -------    --------   ------    -----     ------
Total                            $5,003.6    $4,327.9   $272.0    $99.8     $303.9
                                 ========    ========   ======    =====     ======

(1) Contractual obligations associated with long-term debt obligations include future interest payments.

The long-term debt obligations referenced in the table above consist of two outstanding subordinated debt issues and Federal Home Loan Bank advances. The first debt issue, for $125.0 million, was issued in 1998, was used to support acquisitions and expansion, and is due in 2008. The second debt issue, for $250.0 million, was issued in 2003, was used for general liquidity purposes, and is due in 2013. Both of these debt issues are included in the "Long-term debt" line of our balance sheet.

Our agreements with CRM, RCM, GTBA, and WTCS permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information about these agreements, please refer to Note 4, "Affiliates and acquisitions," which begins on page 75 of our 2006 Annual Report to Shareholders.

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Please refer to Note 11, "Accounting pronouncements," of this report for a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies conform with U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition, the reserve for loan losses, stock-based employee compensation, affiliate fee income, impairment of goodwill, loan origination fees, mortgage servicing assets, and other items.

For more information about our critical accounting policies, please refer to:

- Note 2, "Summary of significant accounting policies," which begins on page 71 of our 2006 Annual Report to Shareholders;

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


-    Note 1, "Accounting and reporting policies," in this report; and

-    Note 11, "Accounting pronouncements," in this report.

CAUTIONARY STATEMENT

This report contains estimates, predictions, opinions, or other statements that might be construed as "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include references to our financial goals, dividend policy, financial and business trends, new business results and outlook, business prospects, marketing positioning, pricing trends, strategic initiatives, credit quality and the reserve for loans losses, the effects of changes in market interest rates, the effects of changes in securities valuations, the impact of accounting pronouncements, and other internal and external factors that could affect our financial performance.

These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; significant changes in banking laws or regulations; the impact of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; unanticipated changes in the regulatory, judicial, legislative, or tax treatment of business transactions; and uncertainty created by unrest in other parts of the world.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of risks in the normal course of business. We monitor these risks closely to safeguard the assets of our clients and company. From time to time, however, we may incur losses related to these risks, and we cannot assure that such losses will not occur.

The main risks in our banking business are credit risk, which we discuss elsewhere in this report, and interest rate risk. The main risk in our advisory businesses is financial market risk, since much of our advisory revenue is based on the market values of investments we manage or hold for clients.

As a financial institution, nearly all of our assets and liabilities are monetary in nature and priced according to market interest rates. Since interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of goods and services, we are unable to determine the effects of inflation on our financial performance.

INTEREST RATE RISK

Interest rate risk is the risk to net interest income from changes in market interest rates. Changes in market interest rates, and the pace at which they occur, can affect the yields we earn on loans and investments and the rates we pay on deposits and other borrowings. These changes can affect our net interest income and net interest margin, positively or negatively, and ultimately affect our financial performance.

Our interest rate risk management objective is to minimize the negative effect on net interest income from market interest rate changes. We have an asset/liability policy that sets limits for interest rate risk. Our current policy states that changes in market interest rates should not reduce net interest income by 10% or more within a 12-month period.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects on our net interest income of gradual and sustained changes, or ramps, in market interest rates. We perform simulations quarterly that compare multiple hypothetical interest rate scenarios to a stable interest rate environment. As a rule, our model employs scenarios in which rates gradually move up or down 250 basis points over a period of 10 months.

The main way we manage interest rate risk is to match, as closely as possible, the pricing and maturity characteristics of our assets with those of our liabilities. We do this by:

- Using a blend of core deposits and national funding. National funding helps us match pricing and maturity characteristics because we can predict the balances of wholesale funding with more certainty than we can predict the balances of client deposits. We discuss our funding strategy more fully in the liquidity and funding section of this report.

- Selling most of our new fixed rate residential mortgage production into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in fixed rate instruments that typically have 15- to 30-year maturities.

- Managing the size of our investment securities portfolio and the mix of instruments in it. For more information about this, please read the investment securities discussion in this report.

- Purchasing interest rate floors to hedge interest income risk associated with some of our floating rate commercial loans. For more information about this, please read Note 5, "Derivative and hedging activities," and the derivatives and hedging instruments discussion in this report.

For more information about our interest rate risk management strategies, please read the discussion that begins on page 43 of our 2006 Annual Report to Shareholders.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


INTEREST RATE RISK IN THE FIRST THREE MONTHS OF 2007

We continued to benefit from stability in the market interest rate environment. During the first three months of 2007, the change in the yield on our earning assets - an increase of 3 basis points - was the same as the change in the rate on funds we used to support earning assets. We discuss this in more detail in the net interest margin section of this report.

SELECTED YIELDS AND RATES
(on average, for the quarter)                   2007 Q1   2006 Q4   2006 Q1
-----------------------------                   -------   -------   -------
YIELDS ON EARNING ASSETS
   Commercial loans                              8.21%     8.24%     7.53%
   Retail loans                                  6.98%     6.95%     6.48%
   Total loans                                   7.81%     7.82%     7.19%
      Total earning assets                       7.22%     7.19%     6.65%

RATES ON FUNDS TO SUPPORT EARNING
   ASSETS
   Core interest-bearing deposits                2.42%     2.35%     1.81%
   Total interest-bearing deposits               3.73%     3.68%     2.88%
   Total interest-bearing liabilities            4.04%     4.00%     3.23%
      Total funds to support earning
         assets                                  3.55%     3.52%     2.83%

The following table shows how our prime lending rate has changed. This rate serves as a point of reference for a substantial number of our commercial floating rate loans.

WILMINGTON TRUST PRIME LENDING RATE   AT 3/31007   AT 12/31/06   AT 3/31/06
-----------------------------------   ----------   -----------   ----------
Prime lending rate (period end)          8.25%         8.25%        7.75%
Prime lending rate (on average)          8.25%         8.25%        7.43%

The following table shows how closely matched the pricing and maturity characteristics were of commercial floating rate loans and wholesale funding.

AS A PERCENTAGE OF TOTAL BALANCES   AT 3/31/07   AT 12/31/06   AT 3/31/06
---------------------------------   ----------   -----------   ----------
Loans outstanding with floating
   rates                                73%          74%           77%
Commercial floating rate loans
   repricing in < or = 30 days          93%          93%           81%
Commercial loans tied to a prime
   rate                                 61%          61%           58%
Commercial loans tied to the
   30-day LIBOR                         34%          35%           34%

National CDs maturing in
   < or = 90 days                       77%          55%           75%
Short-term borrowings maturing in
   < or = 90 days                       95%          92%           84%

The percentage of national CDs maturing in 90 days or less decreased over the last nine months of 2006 due to changes in the yield curve. With little difference between 90-day rates and longer-term rates, we opted to purchase instruments with longer terms.

As of March 31, 2007, our interest rate risk simulation model projected that:

- If short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 3.42% over the 12 months beginning March 31, 2007.

- If short-term rates were to decrease gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would decline by 3.36% over the 12 months beginning March 31, 2007.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


IMPACT OF INTEREST RATE CHANGES        FOR THE 12 MONTHS    FOR THE 12 MONTHS
ON NET INTEREST INCOME                 BEGINNING 3/31/07   BEGINNING 12/31/06
-------------------------------        -----------------   ------------------
Gradual increase of 250 basis points         3.42%               4.22%
Gradual decrease of 250 basis points        (3.36)%             (3.99)%

As of March 31, 2006, we adjusted the simulation to reflect two changes:

- On March 31, 2006, we terminated $250 million of interest rate swaps that were associated with $250 million of subordinated long-term debt. We issued this debt at a fixed rate, which we immediately swapped for a floating rate. We terminated these swaps to eliminate the potential volatility of changing market valuations. For more information about these swaps, please read Note 5, "Derivative and hedging activities," and the derivatives and hedging instruments discussion in this report.

- To reflect pricing characteristics more accurately, we changed some of the assets in the model from fixed rates to floating rates.

Our discussion of the interest rate risk simulation contains forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. Assumptions about retail deposits rates, loan prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our assumptions about rates and the pace of changes in payments differ for assets and liabilities in rising as well as declining rate environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely how actual interest rate changes might affect our net interest income.

FINANCIAL MARKET RISK

Financial market risk is the risk to income from fluctuations or volatility in the equity markets, the fixed income markets, or both markets. These markets determine the valuations of assets we manage or hold in custody for clients. Since some of our CCS and WAS fees, and all of the affiliate money manager fees, are based on asset valuations, the performance of one or more financial markets can affect noninterest income, positively or negatively and ultimately affect our financial results.

Financial markets also determine the valuations of investments in our securities portfolio, and can have positive or negative effects on the amount of interest income the securities portfolio generates. For more information about income from the investment securities portfolio, please see the "Quarterly analysis of earnings" in this report.

Our exposure to financial market risk is mitigated by our mix of businesses, which produces a diversified stream of net interest and noninterest income. Most of our financial market risk is to the noninterest income from our advisory businesses. Some, but not all, of our advisory revenue is based on financial market valuations.

In Wealth Advisory Services, all trust and investment advisory revenue is based on the market values of equity, fixed income, and other classes of assets.

In Corporate Client Services, part of retirement services revenue is based on the market values of retirement plans for which we are custodian. All revenue from investment/cash management revenue reflects service charges that are based on the value of cash assets in money market mutual funds or fixed income investments.

All revenue we receive from our ownership positions in the two affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management, is based on equity market valuations.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


REVENUE SUBJECT TO FINANCIAL MARKET RISK                            2007 Q1   2006 Q4   2006 Q1
----------------------------------------                            -------   -------   -------
WAS trust and investment advisory revenue                           $ 36.9    $ 36.1    $ 34.2
CCS retirement services revenue                                        3.4       2.9       2.7
CCS investment/cash management revenue                                 3.3       3.0       2.1
Affiliate money manager revenue                                        4.8       5.4       4.9
Total revenue subject to financial market risk                      $ 48.4    $ 47.4    $ 43.9

Total noninterest income (after amortization)                       $ 91.4    $ 92.5    $ 82.7
Percent of total subject to financial market risk                       53%       51%       53%

Total net interest and noninterest income                           $178.7    $178.4    $166.0
Percent of total subject to financial market risk                       27%       27%       26%

ECONOMIC RISK

Economic risk is the risk to income from changes in economic conditions like employment and population levels and the consumption of goods and services. Changes in these and other conditions could change demand for the services we provide and ultimately, affect loan and deposit balances, revenue, net income, and overall results, positively or negatively.

Among our businesses, Regional Banking has the most exposure to economic risk. We believe this exposure is mitigated by the diversified economy within the Regional Banking geographic footprint and includes the life sciences, financial services, pharmaceuticals, health care, education, construction, manufacturing, retail, agriculture, and tourism sectors. This diversification provides a degree of economic stability and helps the region withstand the effects of downturns in any single sector.

As of the end of March 2007, the Federal Reserve Bank of Philadelphia reported that unemployment rates for Delaware, New Jersey, and Pennsylvania were below the U.S. national average and that the regional economic outlook was positive for the remainder of 2007.

                              MARCH 2007                               MARCH 2006
EMPLOYMENT      --------------------------------------   --------------------------------------
INDICATORS      EMPLOYMENT GROWTH*   UNEMPLOYMENT RATE   EMPLOYMENT GROWTH*   UNEMPLOYMENT RATE
----------      ------------------   -----------------   ------------------   -----------------
Delaware               0.9%                 3.4%                1.7%                 3.6%
New Jersey             0.4%                 4.3%                1.4%                 4.7%
Pennsylvania           1.0%                 3.8%                1.2%                 4.6%
United States          1.4%                 4.4%                2.1%                 4.7%

*    Year-over-year percent change.

Sources: U.S. Bureau of Labor Statistics and Federal Reserve Bank of
Philadelphia.

Population growth continued in the region, especially in Delaware. According to the U.S. Census Bureau, Delaware was the 15th fastest-growing state in the United States for the 12 months ended July 2006, and Delaware's growth rate was more than double that of any state in the Bureau's northeast geographic area.

The parts of Maryland within our Regional Banking footprint are slated to grow considerably as a result of the U.S. military's Base Realignment and Closing
(BRAC) initiative. One of the military bases that will benefit is the Aberdeen Proving Ground, which is near our office in Bel Air, Maryland. According to the Associated Press, on April 27, 2007, a military spokesman said that the proving ground was expected to gain approximately 8,200 jobs

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


between 2009 and 2011. According to a December 2006 report by the Maryland Department of Planning, BRAC will bring 45,000 to 60,000 direct and indirect jobs to the Baltimore region over the next eight years.

Delaware is among the East Coast's leading poultry producers and we make loans to clients in the poultry industry. It is impossible to predict how an outbreak of avian influenza might affect the state's economy, our credit quality, or our financial condition.

POULTRY INDUSTRY CREDIT EXPOSURE (in millions)                  AT 3/31/07   AT 12/31/06
----------------------------------------------                  ----------   -----------
Loans outstanding to poultry industry clients (approximately)    $   68.1      $   70.8
Total loans outstanding                                          $8,088.4      $8,094.9

In February 2007 DaimlerChrysler AG announced plans to idle its plant in Newark, Delaware, in 2009. This plant employs approximately 2,100 workers. It is too early to determine what, if any, effect the idling of this plant might have on the regional economy or our financial results.

OPERATIONAL RISK AND FIDUCIARY RISK

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. Fiduciary risk is the risk of loss that may occur if we were to breach a fiduciary duty to a client. To mitigate operational and fiduciary risk, we have policies, procedures, and internal controls designed to reduce the risks of failing to comply with applicable legal and regulatory requirements and failing to discharge our obligations to clients faithfully.

In view of the operational and fiduciary risks inherent in the markets and businesses in which we engage, we aim to keep these risks at levels we believe are acceptable, through policies and procedures for authorizing, approving, documenting, and monitoring transactions, and for creating, selling, and managing investment products; trading securities; and selecting counterparties. All staff members share responsibility for adhering to our policies, procedures, and internal controls. Our internal auditors continually monitor the overall effectiveness of our system of internal controls.

Section 404 of the Sarbanes-Oxley Act requires us to assess the design and effectiveness of our internal controls over financial reporting. We evaluate the documentation of our control processes and test our primary controls continually and we remediate them as needed. Each quarter, designated managers in each business unit certify to the chairman and chief executive officer, and to the chief financial officer, as to the effectiveness of the internal controls within their respective areas of responsibility.

REGULATORY RISK

Regulatory risk is the risk of sanctions that various state, federal, and other authorities may impose on us if we fail to comply adequately with regulatory requirements. These requirements include those specified by the Bank Secrecy Act, the USA PATRIOT Act, the Sarbanes-Oxley Act, the Securities and Exchange Commission, the New York Stock Exchange, and other applicable legal and regulatory requirements. To limit this risk, we employ policies and procedures to reduce the risk of failing to comply with these requirements. For more information about the regulatory requirements that affect us, please read the section on regulatory matters in our 2006 Annual Report on Form 10-K.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


LEGAL RISK

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe that the ultimate resolution of any legal matters outstanding as of March 31, 2007, will have a materially adverse effect on our consolidated financial statements. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of their businesses and operations. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, management does not believe the ultimate resolution of any of them will have a materially adverse effect on our consolidated financial statements. Further, management believes that some of the claims may be covered by insurance, and has advised its insurance carriers of the proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust stock during the first quarter of 2007.

                                                                                     (d) Maximum Number
                                                                                      (or Approximate
                                                             (c) Total Number of      Dollar Value) of
                                                  (b)          Shares (or Units)      Shares (or Units)
                      (a) Total Number of    Average Price   Purchased as Part of     that May Yet Be
                       Shares (or Units)    Paid per Share    Publicly Announced    Purchased Under the
       Period              Purchased           (or Unit)       Plans or Programs     Plans or Programs
       ------         -------------------   --------------   --------------------   -------------------
Month #1
January 1, 2007 -
January 31, 2007             16,379             $40.86              16,379               6,632,380
Month #2
February 1, 2007  -
February 28, 2007            16,737             $44.06              16,737               6,615,643
Month #3
March 1, 2007 -
March 31, 2007               14,175             $42.62              14,175               6,601,468
                             ------             ------              ------               ---------
Total                        47,291             $42.52              47,291               6,601,468
                             ======             ======              ======               =========

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the first quarter of 2007 was consistent with the Federal Reserve Board's policy.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


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

32        Section 1350 Certification (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)  Filed herewith.

                          Wilmington Trust Corporation
              Form 10-Q for the three months ended March 31, 2007


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION


Date: May 10, 2007                      /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Name: Ted T. Cecala
                                        Title: Chairman of the Board and Chief
                                               Executive Officer
                                               (Authorized Officer)


Date: May 10, 2007                      /s/ David R. Gibson
                                        ----------------------------------------
                                        Name: David R. Gibson
                                        Title: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)