Form 10-Q
period 2007-06-30
WILMINGTON TRUST CORP
filed 2007-08-09
CIK 872821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(302) 651-1000

(Registrant’s telephone number, including area code)
None

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12-b-2 of the Exchange Act.
☑ Large Accelerated Filer           ☐ Accelerated Filer            ☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007

Common stock – Par Value $1.00	67,997,656

WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
SECOND QUARTER 2007 FORM 10-Q

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and subsidiaries

	June 30,	December 31,
(In millions; except share amounts)	2007	2006

ASSETS
Cash and due from banks	$231.8	$249.7

Federal funds sold and securities purchased under agreements to resell	18.0	68.9

Investment securities available for sale:
U.S. Treasury	103.8	125.2
Government agencies	634.8	807.1
Obligations of state and political subdivisions	17.7	8.1
Mortgage-backed securities	604.9	689.3
Other securities	450.3	483.2

Total investment securities available for sale	1,811.5	2,112.9

Investment securities held to maturity:
Obligations of state and political subdivisions (fair values of $1.3 and $1.5, respectively)	1.3	1.4
Other securities (fair values of $1.2 and $0.3, respectively)	1.2	0.3

Total investment securities held to maturity	2.5	1.7

Loans:
Commercial, financial, and agricultural	2,483.7	2,533.5
Real estate – construction	1,747.0	1,663.9
Mortgage – commercial	1,390.5	1,296.1

Total commercial loans	5,621.2	5,493.5

Mortgage – residential	563.1	536.9
Consumer	1,517.0	1,517.0
Secured with liquid collateral	573.4	547.5

Total retail loans	2,653.5	2,601.4

Total loans, net of unearned income	8,274.7	8,094.9
Reserve for loan losses	(97.5)	(94.2)

Net loans	8,177.2	8,000.7

Premises and equipment, net	148.6	150.3
Goodwill, net of amortization	328.2	291.4
Other intangible assets, net of amortization	40.1	35.4
Accrued interest receivable	75.8	74.0
Other assets	197.3	172.0

Total assets	$11,031.0	$11,157.0

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

	June 30,	December 31,
(In millions; except share amounts)	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$812.7	$913.6
Interest-bearing:
Savings	497.1	313.8
Interest-bearing demand	2,343.6	2,417.5
Certificates < $100,000	1,019.8	1,012.6
Local CDs ≥ $100,000	370.8	474.4

Total core deposits	5,044.0	5,131.9

National money market deposits	139.5	143.1
National CDs ≥ $100,000	2,979.3	3,054.1

Total deposits	8,162.8	8,329.1

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,149.4	1,130.8
U.S. Treasury demand	2.5	13.0
Line of credit	25.0	15.0

Total short-term borrowings	1,176.9	1,158.8

Accrued interest payable	72.1	75.2
Other liabilities	156.7	146.1
Long-term debt	390.2	388.5

Total liabilities	9,958.7	10,097.7

Minority interest	0.2	—

Stockholders’ equity:
Common stock ($1.00 par value) authorized 150,000,000 shares; issued 78,528,346	78.5	78.5
Capital surplus	181.1	168.6
Retained earnings	1,176.2	1,130.4
Accumulated other comprehensive loss	(63.3)	(52.7)

Total contributed capital and retained earnings	1,372.5	1,324.8
Less: Treasury stock, at cost, 10,530,690 and 10,068,832 shares, respectively	(300.4)	(265.5)

Total stockholders’ equity	1,072.1	1,059.3

Total liabilities and stockholders’ equity	$11,031.0	$11,157.0

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and subsidiaries

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions; except share amounts)	2007	2006	2007	2006

NET INTEREST INCOME
Interest and fees on loans	$157.4	$143.6	$312.4	$275.1
Interest and dividends on investment securities:
Taxable interest	21.6	19.5	44.4	39.0
Tax-exempt interest	0.1	0.1	0.3	0.3
Dividends	1.2	1.6	2.6	3.1
Interest on federal funds sold and securities purchased under agreements to resell	0.5	0.2	1.2	0.4

Total interest income	180.8	165.0	360.9	317.9

Interest on deposits	65.8	54.4	132.1	102.3
Interest on short-term borrowings	15.4	13.6	31.7	25.1
Interest on long-term debt	6.8	6.6	13.4	12.8

Total interest expense	88.0	74.6	177.2	140.2

Net interest income	92.8	90.4	183.7	177.7
Provision for loan losses	(6.5)	(4.2)	(10.1)	(8.2)

Net interest income after provision for loan losses	86.3	86.2	173.6	169.5

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory services	38.4	33.1	75.4	67.5
Mutual fund fees	5.1	5.0	10.1	9.7
Planning and other services	9.9	8.9	19.4	16.3

Total Wealth Advisory Services	53.4	47.0	104.9	93.5
Corporate Client Services:
Capital markets services	11.2	8.8	21.4	17.9
Entity management services	7.4	6.6	14.5	13.0
Retirement services	3.2	2.9	6.6	5.6
Investment/cash management services	3.0	2.5	6.3	4.6

Total Corporate Client Services	24.8	20.8	48.8	41.1

Cramer Rosenthal McGlynn	6.3	5.5	11.0	9.5
Roxbury Capital Management	0.2	0.3	0.3	1.1

Advisory fees	84.7	73.6	165.0	145.2
Amortization of affiliate intangibles	(1.1)	(1.0)	(2.2)	(2.0)

Advisory fees after amortization of affiliate intangibles	83.6	72.6	162.8	143.2

Service charges on deposit accounts	7.0	7.0	13.8	13.9
Loan fees and late charges	2.0	1.9	4.1	3.7
Card fees	2.1	2.3	4.0	4.4
Other noninterest income	2.1	2.6	3.6	3.9
Securities gains/(losses)	0.1	(0.1)	0.1	(0.1)

Total noninterest income	96.9	86.3	188.4	169.0

Net interest and noninterest income	$183.2	$172.5	$362.0	$338.5

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions; except share amounts)	2007	2006	2007	2006

NONINTEREST EXPENSE
Salaries and wages	$41.9	$37.8	$83.7	$74.6
Incentives and bonuses	11.4	10.3	25.4	20.6
Employment benefits	11.5	11.9	26.2	25.4
Net occupancy	6.8	6.3	13.6	12.2
Furniture, equipment, and supplies	9.8	9.9	19.4	19.1
Advertising and contributions	2.8	2.1	5.5	4.1
Servicing and consulting fees	2.8	2.4	5.2	4.7
Subadvisor expense	2.5	2.9	5.0	5.7
Travel, entertainment, and training	2.4	2.3	4.6	4.5
Originating and processing fees	2.7	2.4	5.3	5.2
Legal and auditing fees	2.3	1.7	4.1	3.1
Other noninterest expense	9.1	8.3	18.4	16.7

Total noninterest expense	106.0	98.3	216.4	195.9

NET INCOME
Income before income taxes and minority interest	77.2	74.2	145.6	142.6
Income tax expense	28.3	27.2	53.1	51.4

Net income before minority interest	48.9	47.0	92.5	91.2
Minority interest	—	0.1	0.7	0.1

Net income	$48.9	$46.9	$91.8	$91.1

Net income per share:
Basic	$0.71	$0.69	$1.34	$1.33

Diluted	$0.70	$0.67	$1.32	$1.31

Weighted average shares outstanding (in thousands):
Basic	68,397	68,475	68,464	68,274
Diluted	69,435	69,746	69,546	69,591
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

For the six months ended June 30 (in millions)	2007	2006

OPERATING ACTIVITIES
Net income	$91.8	$91.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10.1	8.2
Provision for depreciation and other amortization	11.3	9.7
Amortization of other intangible assets	2.8	2.6
Minority interest in net income	0.7	0.1
(Accretion)/amortization of investment securities available for sale discounts and premiums	(0.3)	0.6
Deferred income taxes	(3.0)	(12.0)
Originations of residential mortgages available for sale	(54.2)	(42.2)
Gross proceeds from sales of residential mortgages	54.7	42.6
Gains on sales of residential mortgages	(0.5)	(0.4)
Securities (gains)/losses	(0.1)	0.1
Stock-based compensation expense	4.6	3.7
Tax benefit realized on employee exercise of stock options	(1.0)	(3.4)
(Increase)/decrease in other assets	(28.0)	4.7
Increase in other liabilities	11.9	21.6

Net cash provided by operating activities	100.8	127.0

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	4.1	19.9
Proceeds from maturities of investment securities available for sale	677.3	247.0
Proceeds from maturities of investment securities held to maturity	0.1	0.3
Purchases of investment securities available for sale	(390.3)	(203.0)
Purchases of investment securities held to maturity	(0.9)	—
Cash paid for acquisitions	(27.5)	(2.6)
Investment in affiliates	(17.9)	(15.9)
Purchases of residential mortgages	(7.0)	(10.7)
Net increase in loans	(179.6)	(352.1)
Purchases of premises and equipment	(7.7)	(14.5)
Dispositions of premises and equipment	—	1.4
Increase in interest rate floor contracts	—	(20.7)
Swap termination	—	(12.7)

Net cash provided by/(used for) investing activities	50.6	(363.6)

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

For the six months ended June 30 (in millions)	2007	2006

FINANCING ACTIVITIES
Net increase/(decrease) in demand, savings, and interest-bearing demand deposits	4.9	(218.3)
Net (decrease)/increase in certificates of deposit	(171.2)	714.2
Net increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	18.6	(210.6)
Net (decrease)/increase in U.S. Treasury demand deposits	(10.5)	6.4
Net increase in line of credit	10.0	15.0
Cash dividends	(44.6)	(41.9)
Distributions to minority shareholders	(0.5)	—
Proceeds from common stock issued under employment benefit plans	16.3	21.9
Tax benefit realized on employee exercise of stock options	1.0	3.4
Acquisition of treasury stock	(44.3)	(6.8)

Net cash (used for)/provided by financing activities	(220.3)	283.3

Effect of foreign currency translation on cash	0.1	0.2

(Decrease)/increase in cash and cash equivalents	(68.8)	46.9
Cash and cash equivalents at beginning of period	318.6	278.3

Cash and cash equivalents at end of period	$249.8	$325.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the six months ended June 30 (in millions)	2007	2006

Interest	$180.3	$124.5
Taxes	49.2	53.6
Liabilities were assumed in connection with the acquisition of Cramer Rosenthal McGlynn, LLC; Roxbury Capital Management, LLC; Bingham Legg Advisers, LLC; Grant Tani Barash & Altman, LLC.; Amaco (Luxembourg) S.A.; and PwC Corporate Services (Cayman), Limited as follows.

Liabilities assumed during the six months ended June 30 (in millions)	2007	2006

Fair value of assets acquired	$4.6	$0.3
Goodwill and other intangible assets from acquisitions	43.3	18.4
Common stock issued	—	—
Cash paid	(45.4)	(18.5)

Liabilities assumed	$2.5	$0.2

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Non-cash items during the six months ended June 30 (in millions)	2007	2006
Net unrealized gains/(losses) on securities, net of tax of $(3.9) and $(9.6), respectively	$(6.7)	$(17.2)
Net unrealized holding gains/(losses) on derivatives used for cash flow hedges, net of tax of $(2.4) and $(3.1), respectively	(5.2)	(5.8)
Foreign currency translation adjustment, net of tax of $0.1 and $0.4, respectively	0.3	0.7
Adoption of FASB Interpretation No. 48	(1.4)	—
Amortization of derivative costs	0.7	—
Minimum pension liability adjustment, net of tax of $0.5	0.8	—
Postretirement benefits liability adjustment, net of tax	(0.6)	—
SERP (1) liability adjustment, net of tax of $0.1 for 2007	0.2	—

(1)	Supplemental executive retirement plan
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Accounting and reporting policies
We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, stock-based employee compensation, goodwill impairment, loan origination fees, mortgage servicing assets, and other items. We evaluate these estimates on an ongoing basis.
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
Our consolidated financial statements include the accounts of Wilmington Trust Corporation (Corporation), our wholly owned subsidiaries, and subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation. Although we are majority owner of CRM, we do not consolidate its results because CRM owners retain control over certain governance matters. We do not consolidate the results of RCM because we are not majority owner and RCM owners retain control over certain governance matters. For more information about our accounting policies, read Note 2, “Summary of significant accounting policies,” in our 2006 Annual Report to Shareholders. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in our 2006 Annual Report to Shareholders.
We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The information in this report has not been audited. It includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation. The consolidated financial statements in this report should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” in our 2006 Annual Report to Shareholders.
We may use the following abbreviations throughout this report:

APB	Accounting Principles Board
ARB	Accounting Research Bulletin
FASB	The Financial Accounting Standards Board
FIN	FASB Interpretation (Number)
GAAP	U.S. generally accepted accounting principles
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
EITF	Emerging Issues Task Force

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Note 2 – Stock-based compensation plans
We offer four types of stock-based compensation plans: long-term stock-based incentive plans, an executive incentive plan, an employee stock purchase plan, and a directors’ deferred fee plan. The Compensation Committee and the Select Committee of our Board of Directors administer these plans. We account for these plans in accordance with SFAS No. 123 (revised), “Share-Based Payment.” For more information about these plans and how we determine valuations of stock-based awards, read Note 18, “Stock-based compensation plans,” in our 2006 Annual Report to Shareholders.
At June 30, 2007, we held approximately 10.5 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

	For the three months		For the six months
	ended June 30,		ended June 30,
Effects of stock-based compensation (in millions)	2007	2006	2007	2006

Compensation expense	$1.5	$1.5	$4.6	$3.7
Tax benefit	0.7	0.6	1.8	1.3
Net income effect	$0.8	$0.9	$2.8	$2.4

	For the three months ended June 30,		For the six months ended June 30,
Stock option valuation assumptions	2007	2006	2007	2006

Risk-free interest rate	4.51% - 4.84%	4.62% - 4.94%	4.48% - 4.84%	4.51% - 4.94%
Volatility of Corporation’s stock	13.53% - 13.96%	14.47% - 14.59%	13.53% - 18.25%	14.47% - 20.82%
Expected dividend yield	3.06% - 3.17%	2.72% - 2.84%	2.88% - 3.17%	2.72% - 2.86%
Expected life of options	4.5 - 8.2 years	4.3 - 8.4 years	4.5 - 8.2 years	4.3 - 8.4 years
In the table above:
•	We use the Black-Scholes valuation method.
•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.
•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of options.
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that stock options granted will remain outstanding.
Long-term stock-based incentive plans

	For the three months		For the six months
	ended June 30,		ended June 30,
Options exercised (dollars in millions)	2007	2006	2007	2006

Number of options exercised	188,777	320,244	438,687	754,380
Total intrinsic value of options exercised	$1.1	$1.6	$2.4	$3.2
Cash received from options exercised	$9.2	$10.6	$16.3	$21.9
Tax deduction realized from options exercised	$0.6	$2.3	$1.6	$4.3

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic value
Stock option activity	Stock	exercise	contractual	per option
for the three months ended June 30, 2007	options	price	term	outstanding

Outstanding at April 1, 2007	6,781,185	$35.01	6.1 years	$6.08
Granted	23,332	$41.72
Exercised	(188,777)	$31.49
Expired	(400)	$26.95
Forfeited	(4,654)	$33.61
Outstanding at June 30, 2007	6,610,686	$35.12	6.0 years	$6.09

Exercisable at June 30, 2007	3,791,192	$31.17	4.3 years	$5.75

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic value
Stock option activity	Stock	exercise	contractual	per option
for the three months ended June 30, 2006	options	price	term	outstanding

Outstanding at April 1, 2006	6,805,579	$32.90	6.6 years	$5.81
Granted	22,061	$43.64
Exercised	(320,244)	$27.34
Expired	(800)	$26.60
Forfeited	(12,750)	$37.02
Outstanding at June 30, 2006	6,493,846	$33.11	6.3 years	$5.96

Exercisable at June 30, 2006	3,599,233	$29.23	4.7 years	$5.43

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic value
Stock option activity	Stock	exercise	contractual	per option
for the six months ended June 30, 2007	options	price	term	outstanding

Outstanding at January 1, 2007	6,161,967	$33.43	6.3 years	$5.89
Granted	956,033	$43.65
Exercised	(438,687)	$29.38
Expired	(1,200)	$27.24
Forfeited	(67,427)	$36.88
Outstanding at June 30, 2007	6,610,686	$35.12	6.0 years	$6.09

Exercisable at June 30, 2007	3,791,192	$31.17	4.3 years	$5.75

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic value
Stock option activity	Stock	exercise	contractual	per option
for the six months ended June 30, 2006	options	price	term	outstanding

Outstanding at January 1, 2006	6,335,292	$30.56	6.8 years	$5.48
Granted	956,466	$43.21
Exercised	(754,380)	$24.14
Expired	(800)	$26.60
Forfeited	(42,732)	$34.77
Outstanding at June 30, 2006	6,493,846	$33.11	6.3 years	$5.96

Exercisable at June 30, 2006	3,599,233	$29.23	4.7 years	$5.43
Unvested stock options
At June 30, 2007, total unrecognized compensation cost related to unvested options was $10.4 million. We expect to record that expense over a weighted average period of 2.0 years.

Unvested stock options for the three months ended June 30, 2007	Stock options	Weighted average fair value at grant date

Unvested at April 1, 2007	2,824,728	$6.55
Granted	23,332	$5.29
Vested	(16,116)	$6.45
Exercised	(1,000)	$5.38
Expired	—	—
Forfeited	(11,450)	$5.76
Unvested at June 30, 2007	2,819,494	$6.55

Unvested stock options for the three months ended June 30, 2006	Stock options	Weighted average fair value at grant date

Unvested at April 1, 2006	3,275,998	$6.21
Granted	22,061	$6.28
Vested	(392,096)	$4.81
Exercised	—	—
Expired	—	—
Forfeited	(11,350)	$6.05
Unvested at June 30, 2006	2,894,613	$6.63

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Unvested stock options for the six months ended June 30, 2007	Stock options	Weighted average fair value at grant date

Unvested at January 1, 2007	2,850,400	$6.41
Granted	956,033	$7.04
Vested	(927,216)	$6.69
Exercised	(1,000)	$5.38
Expired	—	—
Forfeited	(58,723)	$5.76
Unvested at June 30, 2007	2,819,494	$6.55

Unvested stock options for the six months ended June 30, 2006	Stock options	Weighted average fair value at grant date

Unvested at January 1, 2006	3,301,358	$5.59
Granted	956,466	$7.14
Vested	(1,323,279)	$4.94
Exercised	—	—
Expired	—	—
Forfeited	(39,932)	$5.85
Unvested at June 30, 2006	2,894,613	$6.63
Restricted stock grants
We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At June 30, 2007, total unrecognized compensation cost related to restricted stock grants was $2.2 million. We expect to record that expense over a weighted average period of 1.3 years.
Under our incentive plans, the vesting period for restricted stock awards is accelerated upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, GAAP requires us to recognize the expense of restricted stock grants when we make the award instead of amortizing the expense over the vesting period of the award. In the 2007 second quarter, we recorded $0.3 million of expense for restricted stock grants. In the first six months of 2007, we recorded $1.7 million of expense for restricted stock grants.

Restricted stock activity for the three months ended June 30, 2007	Restricted shares	Weighted average fair value at grant date

Outstanding at April 1, 2007	90,874	$42.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2007	90,874	$42.72

Restricted stock activity for the three months ended June 30, 2006	Restricted shares	Weighted average fair value at grant date

Outstanding at April 1, 2006	43,719	$40.15
Granted	10,000	$43.38
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2006	53,719	$40.75

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Restricted stock activity for the six months ended June 30, 2007	Restricted shares	Weighted average fair value at grant date

Outstanding at January 1, 2007	55,735	$40.84
Granted	54,370	$43.36
Vested	(19,231)	$39.07
Forfeited	—	—
Outstanding at June 30, 2007	90,874	$42.72

Restricted stock activity for the six months ended June 30, 2006	Restricted shares	Weighted average fair value at grant date

Outstanding at January 1, 2006	25,730	$34.84
Granted	37,860	$43.30
Vested	(9,871)	$35.12
Forfeited	—	—
Outstanding at June 30, 2006	53,719	$40.75
Employee stock purchase plan
For the employee stock purchase plan, we record stock-based compensation expense that represents the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. For the three months ended June 30, 2007, total recognized compensation cost related to the employee stock purchase plan was $0.2 million and total unrecognized compensation cost related to this plan was $0.7 million. For the six months ended June 30, 2007, total recognized compensation cost related to the employee stock purchase plan was $0.3 million and total unrecognized compensation cost related to this plan was $0.7 million.

	Shares reserved	Subscriptions	Price per
Employee stock purchase plan	for future subscriptions	outstanding	share

Balance at January 1, 2006	590,290	106,836
Subscriptions entered into on June 1, 2006	(95,551)	95,551	$37.06
Forfeitures	6,038	(6,038)	$30.54-$37.06
Shares issued	—	(102,348)	$30.54
Balance at January 1, 2007	500,777	94,001

Subscriptions entered into on June 1, 2007	(106,012)	106,012	$36.64
Forfeitures	2,090	(2,090)	$37.06
Shares issued	—	(91,911)	$37.06
Balance at June 30, 2007	396,855	106,012

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Note 3 – Comprehensive income

	For the three months		For the six months
	ended June 30,		ended June 30,
Comprehensive income (in millions)	2007	2006	2007	2006

Net income	$48.9	$46.9	$91.8	$91.1
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on securities	(10.1)	(12.8)	(6.7)	(17.2)
Reclassification adjustment for securities losses/(gains) included in net income	(0.1)	0.1	(0.1)	0.1
Net unrealized holding gains/(losses) arising during the period on derivatives used for cash flow hedges	(5.3)	(2.6)	(5.2)	(5.8)
Amortization of derivative costs	0.4	—	0.7	—
Foreign currency translation adjustments	0.2	0.6	0.3	0.7
SERP liability adjustment	0.2	—	0.2	—
Postretirement benefits liability adjustment	(0.6)	—	(0.6)	—
Minimum pension liability adjustment	0.8	—	0.8	—

Total comprehensive income	$34.4	$32.2	$81.2	$68.9

Note 4 – Earnings per share

Computation of basic and diluted net	For the three months		For the six months
earnings per share (in millions, except	ended June 30,		ended June 30,
share amounts)	2007	2006	2007	2006

Numerator:
Net income	$48.9	$46.9	$91.8	$91.1
Denominator for basic earnings per share – weighted-average shares	68.4	68.5	68.5	68.3

Effect of dilutive securities:
Employee stock options	1.0	1.3	1.0	1.3

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	69.4	69.7	69.5	69.6

Basic earnings per share	$0.71	$0.69	$1.34	$1.33

Diluted earnings per share	$0.70	$0.67	$1.32	$1.31

Cash dividends declared per share	$0.335	$0.315	$0.650	$0.615

Anti-dilutive stock options excluded	0.2	0.9	0.2	0.9
Note 5 – Derivative and hedging activities
We use derivative financial instruments, primarily interest rate swaps and floors, to manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
As of June 30, 2007, the notional amount we had hedged in derivative instruments for our own interest rate risk management purposes amounted to $1,125.0 million, as follows:
•	$1.0 billion of interest rate floor contracts in connection with floating rate loans in our commercial loan portfolio, and

•	$125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt.
Both of these amounts were the same as at December 31, 2006.
We amortize the premiums we pay for interest rate floor contracts over the life of each floor and net the expense against interest income from floating rate loans.

	For the three months		For the six months
	ended June 30,		ended June 30,
Interest rate floor expense (in millions)	2007	2006	2007	2006

Interest rate floor contract expense	$0.4	$—	$0.7	$0.1
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
As of June 30, 2007, we also had client swap contracts of $402.4 million and an equal amount of swap contracts with third parties to mirror the client swaps, for a total of $804.8 million of swaps associated with loans to clients.
For more information about our derivative and hedging activities, read Note 14, “Derivative financial instruments,” in our 2006 Annual Report to Shareholders.
Note 6 – Reserve for loan losses

	For the three months		For the six months
	ended June 30,		ended June 30,
Changes in the reserve for loan losses (in millions)	2007	2006	2007	2006

Reserve for loan losses at beginning of period	$94.5	$93.6	$94.2	$91.4
Charge-offs	(5.4)	(5.7)	(10.5)	(8.9)
Recoveries	1.9	2.2	3.7	3.6

Net charge-offs	(3.5)	(3.5)	(6.8)	(5.3)
Provision charged to operations	6.5	4.2	10.1	8.2

Reserve for loan losses at end of period	$97.5	$94.3	$97.5	$94.3

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Note 7 – Goodwill and other intangible assets

	At June 30, 2007			At December 31, 2006
Goodwill and	Gross		Net	Gross		Net
other intangible assets	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	amount	amortization	amount	amount	amortization	amount

Goodwill (nonamortizing)	$358.0	$29.8	$328.2	$321.2	$29.8	$291.4

Other intangibles:
Amortizing:
Mortgage servicing rights	$8.6	$6.8	$1.8	$8.3	$6.4	$1.9
Client lists	56.4	18.8	37.6	49.3	16.5	32.8
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	1.9	1.2	0.7	1.8	1.1	0.7

Total other intangibles	$68.6	$28.5	$40.1	$61.1	$25.7	$35.4

	For the three months		For the six months
	ended June 30,		ended June 30,
Amortization expense of other intangibles (in millions)	2007	2006	2007	2006

Amortization expense of other intangible assets	$1.4	$1.3	$2.8	$2.6

Future amortization expense of other intangible assets
for the year ended December 31 (in millions)	2008	2009	2010	2011	2012

Estimated future amortization expense of other intangibles	$5.5	$5.0	$4.3	$3.8	$3.1

		Wealth	Corporate	Affiliate
Changes in the carrying amount of goodwill	Regional	Advisory	Client	Money
by business segment (in millions)	Banking	Services	Services	Managers	Total

Balance as of January 1, 2007	$3.8	$88.9	$22.7	$176.0	$291.4
Goodwill acquired	—	17.0	2.0	17.3	36.3
Increase in carrying value due to foreign currency translation adjustments	—	—	0.5	—	0.5

Balance as of June 30, 2007	$3.8	$105.9	$25.2	$193.3	$328.2

The goodwill acquired in 2007 consists of:
•	$17.0 million recorded under Wealth Advisory Services in connection with the acquisition of Bingham Legg Advisers, LLC.
•	$2.0 million recorded under Corporate Client Services in connection with the acquisition of Amaco (Luxembourg) S.A.
•	$4.3 million recorded under Affiliate Money Managers in connection with an increase in WT Investments, Inc.’s equity interest in Cramer Rosenthal McGlynn.
•	$13.0 million recorded under Affiliate Money Managers in connection with the purchase of a portion of the Class B interests of principals of the Portland, Oregon, office of Roxbury Capital Management.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

	2007			2006

			Weighted			Weighted
Changes in other intangible assets			average			average
for the six months ended June 30	Amount	Residual	amortization	Amount	Residual	amortization
(in millions)	assigned	value	period	assigned	value	period

Mortgage servicing rights	$0.3	$—	8 years	$0.3	$—	8 years
Client lists	7.0	—	16 years	4.9	—	18 years
Increase in carrying value of client lists due to foreign currency translation adjustments	0.1	—		0.1	—
Other intangibles	0.1	—	9 years	—	—

Changes in other intangible assets	$7.5	$—		$5.3	$—

The amount recorded for client lists in 2007 consists of:
•	$6.3 million recorded under Wealth Advisory Services in connection with the acquisition of Bingham Legg Advisers, LLC.
•	$0.7 million recorded under Affiliate Money Managers in connection with an increase in WT Investments, Inc.’s equity interest in Cramer Rosenthal McGlynn.
Note 8 – Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and other postretirement benefit plans for which we record net periodic costs. For more information about these plans, read Note 17, “Pension and other postretirement benefits,” in our 2006 Annual Report to Shareholders.

	Postretirement
Components of net periodic benefit cost	Pension benefits		SERP benefits		benefits
For the three months ended June 30	2007	2006	2007	2006	2007	2006

Service cost	$2.3	$2.1	$0.2	$0.2	$0.3	$0.3
Interest cost	2.8	2.6	0.3	0.3	0.6	0.5
Expected return on plan assets	(4.0)	(3.6)	—	—	—	—
Amortization of prior service cost	0.2	0.2	0.1	0.1	(0.1)	(0.1)
Recognized actuarial (gain)/loss	0.4	0.5	—	0.1	0.2	0.2

Net periodic benefit cost	$1.7	$1.8	$0.6	$0.7	$1.0	$0.9

Employer contributions	$—	$—	$0.1	$0.1	$1.4	$1.2

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

	Postretirement
Components of net periodic benefit cost	Pension benefits		SERP benefits		benefits
For the six months ended June 30	2007	2006	2007	2006	2007	2006

Service cost	$4.5	$4.2	$0.3	$0.4	$0.7	$0.6
Interest cost	5.6	5.2	0.7	0.6	1.2	1.1
Expected return on plan assets	(8.0)	(7.2)	—	—	—	—
Amortization of prior service cost	0.4	0.4	0.2	0.2	(0.3)	(0.2)
Recognized actuarial (gain)/loss	0.9	1.0	0.1	0.2	0.4	0.4

Net periodic benefit cost	$3.4	$3.6	$1.3	$1.4	$2.0	$1.9

Employer contributions	$—	$—	$0.3	$0.3	$2.7	$2.2

Expected annual contribution	$—		$0.6		$5.4
Note 9 – Temporarily impaired investment securities
We periodically review the debt and equity securities in our investment portfolio in order to determine if their fair value is equal to, less than, or in excess of their book value (their value at the time of initial investment). When the fair value of a security falls below its book value, the security is considered impaired. If we determine that the impairment is temporary, we report an unrealized loss that represents the difference between the security’s fair value and its book value. For more information about our temporarily impaired investment securities, read Note 6, “Investment securities,” in our 2006 Annual Report to Shareholders.

	Fewer than 12 months		12 months or longer		Total
Temporarily impaired		Estimated		Estimated		Estimated
securities at June 30, 2007	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

U.S. Treasury	$27.2	$—	$76.2	$(1.0)	$103.4	$(1.0)
Government agencies	208.8	(1.6)	346.0	(4.6)	554.8	(6.2)
Mortgage-backed securities	16.4	(0.2)	579.8	(29.4)	596.2	(29.6)
Corporate debt securities	50.9	(0.7)	71.2	(0.9)	122.1	(1.6)
Preferred stocks	45.0	(1.1)	10.6	(0.8)	55.6	(1.9)

Total temporarily impaired securities	$348.3	$(3.6)	$1,083.8	$(36.7)	$1,432.1	$(40.3)

Temporarily impaired	Fewer than 12 months		12 months or longer		Total
securities at December		Estimated		Estimated		Estimated
31, 2006	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

U.S. Treasury	$48.9	$—	$76.3	$(1.4)	$125.2	$(1.4)
Government agencies	246.5	(0.5)	339.1	(4.7)	585.6	(5.2)
Mortgage-backed securities	2.9	—	662.1	(22.4)	665.0	(22.4)
Corporate debt securities	72.1	(0.8)	58.7	(1.0)	130.8	(1.8)
Preferred stocks	33.8	(0.6)	5.6	(0.3)	39.4	(0.9)

Total temporarily impaired securities	$404.2	$(1.9)	$1,141.8	$(29.8)	$1,546.0	$(31.7)

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Note 10 – Income taxes
We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation, we made a comprehensive review of our uncertain tax positions in accordance with the recognition standards established by FIN 48. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely-than-not threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. As a result of this review, we adjusted our reserve for uncertain income tax positions as of January 2007 by recognizing additional liabilities of $1.4 million through a charge to retained earnings, as provided by the Interpretation. As of the adoption date, we had unrecognized tax benefits of $3.0 million, accrued interest expense related to unrecognized tax benefits of $0.4 million, and accrued penalties of $0.7 million. If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate was $4.1 million as of January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2001 through 2006 remain subject to examination by state taxing jurisdictions. The tax years 2003 through 2006 remain subject to federal examination.
Note 11 – Segment reporting
For segment reporting purposes, we discuss our business in four segments. There is a segment for each of our three businesses, which are Regional Banking, Wealth Advisory Services, and Corporate Client Services. The fourth segment combines the results from our affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).
We report segment assets on an average-balance basis, because we
•	Believe average balances offer a more relevant measure of business trends than period-end balances;

•	Maintain and review all internal segment data on an average-balance basis; and

•	Base some expense allocations on an average-balance basis.
For more information about these segments, read Note 1, “Nature of business,” and Note 21, “Segment reporting,” in our 2006 Annual Report to Shareholders. Our business segment accounting policies are the same as those described in Note 2, “Summary of significant accounting policies,” in our 2006 Annual Report to Shareholders.
Segment data for prior periods may differ from previously published figures due to changes in reporting methodology and/or organizational structure.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

		Wealth	Corporate	Affiliate
Three months ended June 30, 2007	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income	$86.3	$6.1	$3.5	$(3.1)	$92.8
Provision for loan losses	(6.1)	(0.4)	—	—	(6.5)

Net interest income after provision	80.2	5.7	3.5	(3.1)	86.3
Advisory fees:
Wealth Advisory Services	0.7	51.3	1.4	—	53.4
Corporate Client Services	0.3	—	24.5	—	24.8
Affiliate Money Managers	—	—	—	6.5	6.5

Advisory fees	1.0	51.3	25.9	6.5	84.7
Amortization of affiliate intangibles	—	(0.7)	(0.1)	(0.3)	(1.1)

Advisory fees after amortization of affiliate intangibles	1.0	50.6	25.8	6.2	83.6
Other noninterest income	12.6	0.4	0.2	—	13.2
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	93.9	56.7	29.5	3.1	183.2
Noninterest expense	(40.3)	(44.8)	(20.9)	—	(106.0)

Segment profit before income taxes	53.6	11.9	8.6	3.1	77.2
Applicable income taxes and minority interest	19.3	4.3	2.5	2.2	28.3

Segment net income	$34.3	$7.6	$6.1	$0.9	$48.9

Depreciation and amortization	$3.5	$2.2	$1.2	$0.3	$7.2

Efficiency ratio	39.94%	78.32%	70.85%	—	55.58%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

		Wealth	Corporate	Affiliate
Three months ended June 30, 2006	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income	$83.9	$6.3	$3.4	$(3.2)	$90.4
Provision for loan losses	(3.7)	(0.5)	—	—	(4.2)

Net interest income after provision	80.2	5.8	3.4	(3.2)	86.2
Advisory fees:
Wealth Advisory Services	0.5	45.3	1.2	—	47.0
Corporate Client Services	0.3	—	20.5	—	20.8
Affiliate Money Managers	—	—	—	5.8	5.8

Advisory fees	0.8	45.3	21.7	5.8	73.6
Amortization of affiliate intangibles	—	(0.7)	(0.1)	(0.2)	(1.0)

Advisory fees after amortization of affiliate intangibles	0.8	44.6	21.6	5.6	72.6
Other noninterest income	12.5	0.9	0.4	—	13.8
Securities losses	(0.1)	—	—	—	(0.1)

Net interest and noninterest income	93.4	51.3	25.4	2.4	172.5
Noninterest expense	(38.2)	(41.9)	(18.2)	—	(98.3)

Segment profit before income taxes	55.2	9.4	7.2	2.4	74.2
Applicable income taxes and minority interest	19.7	3.5	2.7	1.4	27.3

Segment net income	$35.5	$5.9	$4.5	$1.0	$46.9

Depreciation and amortization	$2.8	$2.2	$1.2	$0.2	$6.4

Efficiency ratio	38.98%	80.73%	71.37%		55.29%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

		Wealth	Corporate	Affiliate
Six months ended June 30, 2007	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income	$170.3	$12.4	$7.2	$(6.2)	$183.7
Provision for loan losses	(9.7)	(0.4)	—	—	(10.1)

Net interest income after provision	160.6	12.0	7.2	(6.2)	173.6
Advisory fees:
Wealth Advisory Services	1.3	100.8	2.8	—	104.9
Corporate Client Services	0.6	—	48.2	—	48.8
Affiliate Money Managers	—	—	—	11.3	11.3

Advisory fees	1.9	100.8	51.0	11.3	165.0
Amortization of affiliate intangibles	—	(1.5)	(0.2)	(0.5)	(2.2)

Advisory fees after amortization of affiliate intangibles	1.9	99.3	50.8	10.8	162.8
Other noninterest income	24.1	1.0	0.4	—	25.5
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	186.7	112.3	58.4	4.6	362.0
Noninterest expense	(82.6)	(92.4)	(41.4)	—	(216.4)

Segment profit before income taxes	104.1	19.9	17.0	4.6	145.6
Applicable income taxes and minority interest	37.9	7.3	5.5	3.1	53.8

Segment net income	$66.2	$12.6	$11.5	$1.5	$91.8

Depreciation and amortization	$6.6	$4.4	$2.3	$0.5	$13.8
Investment in equity method investees	$—	$—	$—	$218.8	$218.8

Segment average assets	$9,144.6	$1,401.7	$197.1	$205.9	$10,949.3

Efficiency ratio	41.68%	81.91%	70.77%		57.85%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

		Wealth	Corporate	Affiliate
Six months ended June 30, 2006	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income	$164.9	$12.8	$6.2	$(6.2)	$177.7
Provision for loan losses	(7.5)	(0.7)	—	—	(8.2)

Net interest income after provision	157.4	12.1	6.2	(6.2)	169.5
Advisory fees:
Wealth Advisory Services	1.1	89.9	2.5	—	93.5
Corporate Client Services	0.5	—	40.6	—	41.1
Affiliate Money Managers	—	—	—	10.6	10.6

Advisory fees	1.6	89.9	43.1	10.6	145.2
Amortization of affiliate intangibles	—	(1.4)	(0.2)	(0.4)	(2.0)

Advisory fees after amortization of affiliate intangibles	1.6	88.5	42.9	10.2	143.2
Other noninterest income	23.9	1.4	0.6	—	25.9
Securities losses	(0.1)	—	—	—	(0.1)

Net interest and noninterest income	182.8	102.0	49.7	4.0	338.5
Noninterest expense	(77.0)	(82.1)	(36.8)	—	(195.9)

Segment profit before income taxes	105.8	19.9	12.9	4.0	142.6
Applicable income taxes and minority interest	37.3	7.2	4.8	2.2	51.5

Segment net income	$68.5	$12.7	$8.1	$1.8	$91.1

Depreciation and amortization	$5.8	$4.4	$2.3	$0.4	$12.9
Investment in equity method investees	$—	$—	$—	$273.0	$273.0

Segment average assets	$8,448.2	$1,381.8	$193.9	$261.7	$10,285.6

Efficiency ratio	40.06%	79.86%	73.90%		56.16%
Note 12 – Accounting pronouncements
The following recent accounting pronouncements may affect our financial condition and results of operations.
SFAS No. 157. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, provides a framework for measuring fair value in accordance with GAAP, and expands disclosures related to fair value measurements. The definitions, framework, and disclosures required by SFAS No. 157 apply to other accounting pronouncements that require or permit fair value measurement. This Statement does not require any new fair value measurements and will be effective for us with the fiscal year that begins on January 1, 2008. We have not completed our initial assessment of the effect, if any, that SFAS No. 157 may have on our financial statements or current practices regarding fair value measurements.
SFAS No. 159. In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides entities the option to measure eligible financial instruments at fair value as of specified dates. The election to choose the fair value option may generally be applied on an instrument-by-instrument basis and typically is irrevocable. SFAS No. 159 will be effective for us with the fiscal year that begins on January 1, 2008. We have not completed our initial assessment of the effect, if any, that SFAS No. 159 may have on our financial statements.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We deliver our services through three businesses: Regional Banking, Corporate Client Services, and Wealth Advisory Services.
Regional Banking
We offer Regional Banking services throughout the Delaware Valley region, which we define as the state of Delaware; areas of Maryland, New Jersey, and Pennsylvania that are geographically contiguous to Delaware, including those along the I-95 corridor from Princeton, New Jersey, to the Baltimore–Washington, D.C., area; and Maryland’s Eastern Shore. We seek clients within this region with whom we can build long-term relationships.
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
We target our retail banking activities, including consumer lending, residential mortgage lending, and core deposit gathering, to clients in Delaware, where we maintain a traditional branch office network. Our deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts. At June 30, 2007, we had 47 branch offices in Delaware.
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
•	Capital markets services include owner trustee, indenture trustee, and other specialized services for capital markets transactions, including asset-backed securitizations and other types of structures, such as those

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
used to finance aircraft, power generating facilities, ships, and other types of capital equipment. CCS also serves as indenture, successor, collateral, or liquidating trustee in corporate debt issuances, reorganizations, debt restructurings, mergers, and bankruptcies. In addition, CCS provides indenture trustee, administrative, and analytical services for collateralized debt obligations.

•	Entity management services help special purpose entities and captive insurance companies comply with legal residency requirements (nexus) in preferred jurisdictions. CCS provides independent directors, office space, administrative services, and corporate governance services for these entities.

•	Retirement services include trustee and administrative services for 401(k) and other types of retirement plans for which plan sponsors use different investment management, recordkeeping, and trustee service providers.

•	Investment and cash management services help clients increase the returns on short-term investments and other fixed income portfolios.
CCS has offices in Delaware, Minnesota, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands, Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg.
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
•	Asset management services help clients manage investment risk and increase investment return by emphasizing diversification and by using forward-looking asset allocation, tactical rebalancing, and a blend of active and passive funds. WAS provides objectivity by using a mix of investment managers. For fixed income and core equity investments, WAS uses Wilmington Trust staff. For other asset classes and styles, WAS uses independent investment managers. Because we can structure investments in everything from limited partnerships to mutual funds, all clients, regardless of account size, have access to our best thinking.

•	Family office services help clients identify, review, consolidate, and execute financial and life-style management needs. We specialize in four areas: legal structures for family offices; considerations for clients with inherited wealth; compensation strategies for corporate executives; and the needs of clients in the entertainment and sports industries. Our family office services include family governance planning, investment consulting, real estate acquisition and disposition, cash flow management and budgeting, tax planning and compliance, risk assessment, insurance oversight, family security, bill payment and payroll management services, among others. Family office clients may or may not also use our asset management services.

•	Fiduciary services include trust, administrative, tax, philanthropic, and estate settlement services.

•	Other services include financial planning, private banking, custom lending, mutual fund, broker-dealer, and insurance services.
WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania. WAS offices located within the Regional Banking geographic footprint (Delaware, Maryland, New Jersey, and Pennsylvania) are staffed with teams of wealth managers and

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
commercial bankers in order to serve the middle market business clients targeted in the commercial banking business.
Each of our three businesses provides different kinds of services, has a different geographic scope, and targets specific kinds of clients. Each of these businesses uses services from the other two. Collectively, they generate a balanced and diversified revenue stream that has helped us produce consistent growth and profitability, with low volatility, throughout 104 years of economic cycles.
Affiliate money managers
We have ownership positions in two investment management firms: Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM). CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. Revenue reported on our income statement from CRM and RCM is recorded net of their expenses and is based on our ownership position in each. For the purposes of business profitability and segment reporting, we combine results from CRM and RCM into one segment called “Affiliate Money Managers.” For more information about CRM and RCM, read Note 4, “Affiliates and acquisitions,” which begins on page 75 of our 2006 Annual Report to Shareholders. For more information about segment reporting, read Note 11, “Segment reporting,” in this report.
Legal entities and subsidiaries
We provide our services through various legal entities and subsidiaries that we own wholly or in part. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, “Nature of business,” in our 2006 Annual Report to Shareholders.
Since January 1, 2007, we:
•	Formed WT Luxembourg SARL to acquire Amaco and hold the equity interests in most of our offshore companies;
•	Acquired Amaco (Luxembourg) S.A., which we subsequently renamed Wilmington Trust SP Services (Luxembourg) S.A.;
•	Acquired Bingham Legg Advisers, LLC (BLA), which we subsequently liquidated into Wilmington Trust FSB;
•	Acquired BLA Holdings Corp. (as a subsidiary of BLA); and
•	Acquired BDG&CO, a company that holds nominee title to shares of stock managed by BLA and whose partners are BLA (now Wilmington Trust FSB) and BLA Holdings Corp.
RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
EXECUTIVE SUMMARY
This report discusses:
•	Changes in our financial condition since December 31, 2006. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of June 30, 2006, for historical reference.

•	The results of our operations for the second quarter and first half of 2007 (the three and six months ended June 30, 2007), compared with the corresponding period in 2006. In some cases, we provide amounts for other periods to provide historical context.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Year-to-date (YTD) references are as of June 30.
Changes in financial condition
Our capital position remained strong during the first six months of 2007:
•	In April, our Board of Directors increased the cash dividend for the 26th consecutive year.
•	Our regulatory capital continued to exceed the Federal Reserve Board’s minimum guidelines for well-capitalized and adequately capitalized institutions.
•	We repurchased more than 1 million of our shares.
•	Stockholders’ equity increased $12.8 million to $1.07 billion.
For more information about these items, see the capital resources discussion in this report.
Total assets at June 30, 2007, were $126 million lower than at year-end 2006, mainly because balances declined in the investment securities portfolio. As a percentage of total assets, the size of the investment securities portfolio was relatively the same as for prior periods. Loans continued to represent the majority of assets.

Assets (dollars in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Loan balances	$8,274.7	$8,094.9	$7,755.2
Loans as a percentage of total assets	75%	73%	73%

Investment securities portfolio balances	$1,814.0	$2,114.6	$1,837.2
Investment securities as a percentage of total assets	16%	19%	17%

Total assets	$11,031.0	$11,157.0	$10,613.3
Assets that generate interest are called earning assets. They comprise loans before subtracting the reserve for loan losses; investment securities; and federal funds sold and securities purchased under agreements to resell. Most of our assets are earning assets. They are discussed in more detail in the investment securities portfolio and Regional Banking sections of this report.

Earning assets	At 6/30/07	At 12/31/06	At 6/30/06

Total earning assets (in millions)	$10,106.7	$10,278.4	$9,659.1
Percentage in loans	82%	79%	80%
Percentage in investment securities	18%	21%	19%
Core deposits continued to account for more than half of total liabilities. For more information about core balances, see the Regional Banking discussion in this report. For more information about other deposits and short-term borrowings, read the funding discussion in this report.

Liabilities (dollars in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Core deposits	$5,044.0	$5,131.9	$5,024.5
Core deposits as a percentage of total liabilities	51%	51%	53%

National funding	$3,118.8	$3,197.2	$2,760.6
National funding as a percentage of total liabilities	31%	32%	28%

Short-term borrowings (STBs)	$1,176.9	$1,158.8	$1,184.5
STBs as a percentage of total liabilities	12%	11%	12%

Total liabilities	$9,958.7	$10,097.7	$9,546.1

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Results for the second quarter of 2007, on an annualized basis, produced a return on average assets of 1.80% and a return on average equity of 17.51%. The corresponding returns for the second quarter of 2006 were 1.81% and 17.75%, respectively.
Results for the first six months of 2007, on an annualized basis, produced a return on average assets of 1.69% and a return on average equity of 16.96%. The corresponding returns for the first six months of 2006 were 1.79% and 17.61%, respectively.
Investment securities portfolio
Balances at year-end 2006 reflected investments we added late in 2006 to satisfy collateral requirements on some client deposits. Included in these deposits were certificates of deposit in amounts of $100,000 or more and accounts that use short-term cash sweeps. During the first six months of 2007, our need for this type of collateral decreased as we shifted these client deposits into products that do not require collateral. Since we needed less collateral, we had less need to replace the associated securities as they matured or were called. Consequently, the investment securities portfolio at June 30, 2007, was $300.6 million less than at December 31, 2006.

Assets	At 6/30/07	At 12/31/06	At 6/30/06

Investment securities portfolio balances (in millions)	$1,814.0	$2,114.6	$1,837.2
Investment securities as a percentage of total assets	16%	19%	17%

Composition of investment securities portfolio	At 6/30/07	At 12/31/06	At 6/30/06

Collateralized mortgage obligations	12%	12%	16%
Mortgage-backed securities	21%	20%	25%
Corporate issues	19%	17%	19%
U.S. government agencies	35%	38%	22%
U.S. Treasury	6%	6%	10%
Preferred stocks	4%	4%	5%
Municipal bonds	1%	1%	1%
Other	2%	2%	2%

Percentage invested in fixed income instruments	80%	82%	78%
At June 30, 2007:
•	All of the mortgage-backed securities in the portfolio were AAA-rated instruments issued by U.S. government agencies for which the underlying collateral is residential mortgages;
•	There were no subprime mortgages in this underlying collateral; and
•	Almost all of these securities were invested in fixed rate instruments with terms of 15 years or less.
Balances of mortgage-related instruments, which tend to be higher than residential mortgage balances, reflect one element of our strategies to manage the duration and interest rate risk associated with mortgage-related instruments. We believe we can manage this risk more efficiently in the investment securities portfolio than by retaining residential mortgages on our balance sheet. More details about our interest rate risk management strategies are in the section of this report on quantitative and qualitative disclosures about market risk.
Pay downs of mortgage-backed instruments accelerated during the first six months of 2007, mainly because the yield curve was flat. This caused the average life and duration of mortgage-backed instruments to decrease. This decline, coupled with the reduced need for short-term investments to collateralize client accounts, caused the average life of the portfolio overall to increase. Duration for the portfolio overall was relatively unchanged from year-end 2006.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Average life in the investment securities portfolio (in years)	At 6/30/07	At 12/31/06	At 6/30/06

Mortgage-backed instruments	3.74	4.10	4.74
Total portfolio	5.08	4.93	6.00

Duration in the investment securities portfolio (in years)	At 6/30/07	At 12/31/06	At 6/30/06

Mortgage-backed instruments	3.49	3.80	4.36
Total portfolio	2.19	2.24	2.78
Our policy is to invest in securities with an investment grade of “A” or better, as assigned by Standard & Poor’s or Moody’s Investors Service, at the time of purchase.
Results of operations
Net income was 4% higher for the second quarter and 1% higher for the first six months of 2007 than for the corresponding periods in 2006.
Earnings per share (on a diluted basis) were 5% higher for the second quarter and 1% higher for the first six months of 2007 than for the corresponding periods in 2006.

Net income (dollars in millions, except share amounts)	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Net interest income	$92.8	$90.4	$183.7	$177.7
Provision for loan losses	(6.5)	(4.2)	(10.1)	(8.2)
Noninterest income	96.9	86.3	188.4	169.0
Noninterest expense	106.0	98.3	216.4	195.9
Net income	$48.9	$46.9	$91.8	$91.1

Earnings per share (diluted)	$0.70	$0.67	$1.32	$1.31
Average shares outstanding (diluted, in thousands)	69,435	69,746	69,546	69,591
CCS and WAS recorded double-digit revenue growth for the second quarter and first six months of 2007. The net interest margin for the second quarter was 3.73%, up 6 basis points from the 2007 first quarter. Compared to the second quarter and first half of 2006, the margin was lower, primarily due to the timing of deposit repricing, most of which occurred in the second half of 2006.
Although the pace of loan growth slowed, the second quarter marked the 17th consecutive quarter of loan growth on an average-balance basis, and loan balances exceeded $8.15 billion. Credit quality remained stable, with 97% of our loans receiving pass ratings in the internal risk rating analysis for both the first and second quarters of 2007. The net charge-off ratio was 4 basis points, the same as for the first quarter, and well within our historical range. This brought the net charge-off ratio for the first half of 2007 to 8 basis points, compared with 7 basis points for the first half of 2006.
Expense growth reflected the expansion investments we made throughout 2006. Expenses rose at a faster pace than revenue because many of our 2006 expansion initiatives did not affect staffing and operating expenses significantly until the second half of last year. We incurred higher expenses as we completed each initiative, but we expect the corresponding increases in revenue to occur more gradually, as we develop these initiatives more fully over time.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Here is a list of the major 2006 initiatives and the months in which they occurred:
•	In April 2006, we opened a new office in the Lehigh Valley area of eastern Pennsylvania, and staffed it with teams of commercial bankers and wealth advisors.

•	In May, we completed three initiatives:
•	We acquired PwC Corporate Services in the Cayman Islands from the accounting firm PricewaterhouseCoopers.

•	We opened a new office in Princeton, New Jersey. Like the Lehigh Valley office, we staffed Princeton with teams of commercial bankers and wealth advisors.

•	We moved our Pennsylvania headquarters in Villanova into a brand new, and much larger, building.
•	In June, we launched family office services on the East Coast. As part of this launch, we opened a new office in Stamford, Connecticut. The family office services expansion added 34 staff members and several important areas of specialization to the WAS business.

•	In October, we expanded the CCS business in Europe by opening an office in Frankfurt, Germany. The recently enacted German True Sale Initiative removed adverse tax consequences for asset-backed securitizations and paved the way for considerable expansion in that market.

•	October also saw the rollout of the largest CCS initiative in 2006: the investment in technology and a team of capital markets experts that position us to capture a larger share of the rapidly growing market for collateralized debt obligation administration.

•	In November, we introduced WTDirect, our Internet-only banking product, with a high-yield savings account. WTDirect is off to a strong start, but its launch involved considerable up-front development and advertising expense.
We continue to invest in the future of our company, and we completed two acquisitions in June 2007:
•	We established a WAS presence in Boston with the acquisition of Bingham Legg Advisers, LLC (BLA), a wealth management firm that specializes in tax-sensitive investment strategies for high-net-worth clients. We expect this acquisition to be modestly accretive to 2007 full-year earnings.

•	CCS expanded its presence in Europe by acquiring a corporate services provider in Luxembourg that specializes in providing management, accounting, director, and other services for international holding and finance companies. We expect this acquisition to have a neutral effect on 2007 full-year earnings.
More information about these acquisitions is in the WAS and CCS discussions in this report. Given the timing of these transactions, their effect on operating results for the second quarter and first half of 2007 were minimal. They were, however, the main reason for the 2007 second quarter increases in goodwill and other assets.
Our sources of revenue remained diversified between net interest income and noninterest income. Most of our net interest income is generated by the Regional Banking business. Most of our noninterest income is generated by WAS, CCS, and the affiliate money managers.

Sources of income	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Total net interest and noninterest income [1]	$183.2	$172.5	$362.0	$338.5
Portion from net interest income	$86.3	$86.2	$173.6	$169.5
Portion from noninterest income	$96.9	$86.3	$188.4	$169.0

[1]	After amortization and the provision for loan losses

Mix of income	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Net interest income	47%	50%	48%	50%
Noninterest income	53%	50%	52%	50%
We believe having a diversified stream of revenue enables us to produce consistent profitability and growth, with low volatility, over the long term and in a variety of economic conditions.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Efficiency ratios
The efficiency ratios for WAS and CCS reflected the effect on expenses of the timing of 2006 expansion initiatives. The efficiency ratios for the Regional Banking business reflected a combination of higher expenses related to expansion and increases in the provision for loan losses. On a consolidated basis, these changes caused a very slight increase in the cost of generating revenue.

Efficiency ratios	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Regional Banking	39.94%	38.98%	41.68%	40.06%
Wealth Advisory Services	78.32%	80.73%	81.91%	79.86%
Corporate Client Services	70.85%	71.37%	70.77%	73.90%
Wilmington Trust consolidated	55.58%	55.29%	57.85%	56.16%
In general, lower efficiency ratios indicate higher profitability.
THE REGIONAL BANKING BUSINESS
The Regional Banking business continued to benefit from the Delaware Valley’s broadly diversified economy. According to the Federal Reserve Bank of Philadelphia, unemployment rates for Delaware, Pennsylvania, and New Jersey for June 2007 were below the U.S. national average. Leading economic indexes for all three states in the Third District (Delaware, New Jersey, and Pennsylvania) were positive in June 2007 and suggested economic growth over the next nine months.
The regional housing market slowed, but not to the extent that other parts of the United States are experiencing. For more information about the regional economy, read the “Economic risk” discussion in this report.
During the first six months of 2007, total loan balances increased 2%, with growth occurring in both the commercial and retail portfolios. Delaware accounted for 75% of the increase in total loan balances.

Period-end loan balances (dollars in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Commercial loans	$5,621.2	$5,493.5	$5,242.6
Retail loans	2,653.5	2,601.4	2,512.6

Total loans outstanding	$8,274.7	$8,094.9	$7,755.2

Delaware market loans	$5,990.5	$5,855.7	$5,666.6
Delaware market loans as a % of total loans	72%	72%	73%

Pennsylvania market loans	$1,836.9	$1,836.4	$1,728.4
Pennsylvania market loans as a % of total loans	22%	23%	22%

Other market loans as a % of total loans	6%	5%	5%
On an average-balance basis, total loan balances increased for the 17th consecutive quarter and exceeded $8.15 billion. We present average balances as a point of comparison because we believe they are a better measure than period-end balances of trends in the Regional Banking business. For more detail on average balances, see the “Quarterly analysis of earnings” section of this report.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Loan balances, on average (dollars in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Total loans outstanding	$8,156.3	$7,675.9	$8,114.4	$7,561.2

Delaware market loans	$5,892.4	$5,610.1	$5,865.6	$5,551.9
Delaware market loans as a % of total loans	72%	73%	72%	73%

Pennsylvania market loans	$1,827.9	$1,724.1	$1,823.7	$1,679.0
Pennsylvania market loans as a % of total loans	22%	22%	22%	22%

Other market loans as a % of total loans	6%	5%	6%	5%
Commercial loans
We offer commercial banking services throughout the Delaware Valley region, which we define as the state of Delaware; areas of Maryland, New Jersey, and Pennsylvania that are geographically contiguous to Delaware, including those along the I-95 corridor from Princeton, New Jersey, to the Baltimore–Washington, D.C., area; and Maryland’s Eastern Shore. Within this geographic footprint, we focus our commercial banking services on middle market clients, which we define as family-owned or closely held businesses with annual sales of up to $250 million.
During the first six months of 2007, commercial loan balances increased $127.7 million, or 2%, as increases in commercial mortgage and commercial real estate/construction (CRE) balances offset a decrease in the balance of commercial, financial, and agricultural (C&I) loans. According to The Beige Book published by the Federal Reserve Board in July 2007, the commercial real estate sector in the Third District saw continued strong performance.

Period-end commercial loans (in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Commercial, financial, and agricultural (C&I) loans	$2,483.7	$2,533.5	$2,445.5
Commercial real estate/construction (CRE) loans	1,747.0	1,663.9	1,574.3
Commercial mortgage loans	1,390.5	1,296.1	1,222.8

Total commercial loans	$5,621.2	$5,493.5	$5,242.6

% of commercial loans from Delaware market	70%	70%	70%
% of commercial loans from Pennsylvania market	29%	29%	29%
% of commercial loans from other markets	1%	1%	1%
C&I balances fell because new loans we booked were offset by a high volume of pay offs, pay downs, and decreases in revolving lines of credit. Of the new C&I loans we recorded during the first six months of 2007, approximately 55% were from Delaware, approximately 32% were from Pennsylvania, approximately 11% were from New Jersey, and the rest were for projects in other areas. These loans were for working capital, equipment purchases, and other uses by clients in a variety of service, contracting, agricultural, and retail businesses.
CRE balances continued to rise due to housing demand and population growth, especially in Delaware, but the pace of CRE loan growth slowed as housing activity within the Regional Banking geographic footprint returned to levels more in line with historical averages.
Of the CRE loans booked during the first six months of 2007, approximately 60% were for single-family tract homes. The rest were diversified among a variety of retail, light manufacturing, warehouse, hotel, and professional office projects.
Approximately 44% of the year-to-date growth in CRE loans was from the Delaware market. The Delaware growth was split evenly between the northern part of the state and the two southernmost counties. Approximately 38% of

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
the rest of the growth came from the Pennsylvania market, approximately 12% came from the Baltimore area and Maryland’s Eastern Shore, and the rest was for projects in other areas.
In the commercial mortgage portfolio, the year-to-date growth in balances was for a variety of professional office, industrial, retail, and hotel properties throughout the Regional Banking geographic footprint.
While CRE and commercial mortgage balances rose, these two loan categories continued to account for approximately the same percentage of commercial loans and total loans as in prior periods.

Commercial construction/real estate (CRE) loans	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06

As a percentage of commercial loans	31%	30%	30%	30%
As a percentage of total loans	21%	21%	21%	20%

Commercial mortgage loans	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06

As a percentage of commercial loans	25%	25%	24%	23%
As a percentage of total loans	17%	17%	16%	16%
Data in the following table are for CRE and commercial mortgage loans combined.

Commercial real estate/construction and mortgage loans	At 6/30/07	At 12/31/06	At 6/30/06

Loan status
Construction	50%	50%	50%
Owner-occupied	23%	21%	21%
Permanent	16%	17%	17%
Interim	5%	6%	6%
Other	6%	6%	6%

Loan project type
Residential tract	40%	39%	40%
Owner-occupied	23%	21%	21%
Retail	9%	9%	9%
Office	5%	7%	6%
Other	23%	24%	24%

Loan location
Delaware	63%	61%	61%
Pennsylvania	22%	22%	22%
Maryland	9%	10%	10%
New Jersey	4%	5%	5%
Other	2%	2%	2%
In terms of loan size, the mix in the commercial loan portfolio was relatively unchanged from prior periods.

Commercial loans by size	At 6/30/07	At 12/31/06	At6/30/06

More than $20 million	6%	7%	6%
$10 million to $20 million	19%	20%	17%
$5 million to $10 million	23%	22%	25%
$1 million to $5 million	37%	36%	35%
$250,000 to $1 million	11%	12%	13%
Less than $250,000	4%	3%	4%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Retail loans
The retail loan portfolio holds three categories of loans: residential mortgages, consumer loans, and loans secured with liquid collateral. Most of our residential mortgage and consumer loans are associated with clients in Delaware, which is where we focus our branch banking activities.
In the first six months of 2007, consumer loans continued to account for more than half of total retail loans.

Period-end retail loans (in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Residential mortgage loans	$563.1	$536.9	$503.0
Consumer loans	1,517.0	1,517.0	1,452.4
Loans secured with liquid collateral	573.4	547.5	557.2

Total retail loans	$2,653.5	$2,601.4	$2,512.6

Loans secured with liquid collateral are associated mainly with WAS clients and we do not regard changes in the balances of these loans as indicators of trends in the Regional Banking business.
Residential mortgage loans
Residential mortgage balances increased during the first six months of 2007 because prepayment and refinancing volumes declined and because originations of mortgages that qualify as low income mortgages under the Community Reinvestment Act (CRA) increased. These increases corresponded with housing growth in CRA-eligible communities in Delaware.
While we retain CRA mortgage production, we sell most newly originated fixed rate residential mortgages into the secondary market instead of recording them on our balance sheet. This ongoing practice is part of our interest rate risk management strategy, which we discuss more fully in the “Quantitative and qualitative disclosures about market risk” section of this report. Because of this practice, changes in residential mortgage balances may not correspond with changes in origination volumes. We are among the leading residential mortgage originators in Delaware.

Residential mortgage activity (dollars in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Residential mortgage balances (at period-end)	$563.1	$536.9	$503.0
Percent of residential mortgages at fixed rates	78%	75%	76%

Residential mortgage originations (dollars in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Residential mortgage originations (dollar amount)	$58.9	$67.7	$113.6	$114.4
Residential mortgage originations (number of loans)	244	288	469	489
At June 30, 2007, our residential mortgage delinquency rate was 24 basis points lower than at March 31, 2007, and 54 basis points lower than at the end of the year-ago second quarter.

Residential mortgage delinquency rates	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06

Wilmington Trust	2.48%	2.72%	4.25%	3.02%
We do not engage in subprime residential mortgage lending and, as of June 30, 2007, there were no subprime loans in our residential mortgage portfolio.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Consumer loans
During the first six months of 2007, increases in home equity loans (which we include in “other” consumer loans) and indirect loans were offset by loan pay downs and pay offs, decreases in home equity lines of credit, and lower credit card balances.

Period-end consumer loans (in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Home equity lines of credit	$302.4	$313.4	$318.3
Indirect loans	697.7	687.0	653.1
Credit card loans	72.7	78.7	73.2
Other consumer loans	444.2	437.9	407.8
Total consumer loans	$1,517.0	$1,517.0	$1,452.4

% of consumer loans from Delaware market	77%	78%	79%
% of consumer loans from Pennsylvania market	6%	7%	6%
% of consumer loans from other markets	17%	15%	15%
The decrease in home equity lines of credit, most of which have floating rates, and the increase in home equity loans, most of which have fixed rates, reflected client preference for loans with fixed rates.
The year-to-date increase in indirect loan balances was due largely to our expansion of this business in Maryland, New Jersey, and Pennsylvania. Most of these loans are for late-model used cars, and we make these loans through automobile dealers as an extension of the commercial banking relationships we have with automobile dealers throughout the Regional Banking geographic footprint.
Deposits
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Core deposits include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and certificates of deposit (CDs). We record two categories of CDs in core deposits: CDs < $100,000 and local CDs ≥ $100,000.

•	National deposits, which are not associated with client activity. We purchase these deposits on a wholesale or brokered basis. This category of deposits includes national money market deposits and national CDs ≥ $100,000.
To evaluate deposit trends fully, it is important to understand our Regional Banking business model and funding strategies. We make loans primarily in four states: Delaware, Pennsylvania, Maryland, and New Jersey. In comparison, we gather core deposits mainly in Delaware, which is where we focus our retail banking activities, and which is by far the smallest of these four states. In our business model, therefore, loan growth outpaces core deposit growth.
To fund loan growth, we augment core deposits with national funding and short-term borrowings. We believe this is a more cost-effective way of adding deposits than building and operating a large-scale expansion of our branch office network outside of Delaware. The efficiency of this funding model is evident in the efficiency ratio of the Regional Banking business.
In addition, this practice helps us manage interest rate risk because we can match the repricing characteristics of national funding with the repricing characteristics of floating rate loans. For more information about this, read the funding, net interest margin, and interest rate risk management discussions in this report.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Core deposits
Savings deposit balances rose 58% during the first six months of 2007, but this growth was not strong enough to offset declines in most other categories of core deposits. The majority of core deposits continued to come from consumer and commercial clients in Delaware.

Period-end core deposits (in millions)	At 6/30/07	At 12/31/06	At 6/30/06

Noninterest-bearing demand deposits	$812.7	$913.6	$813.8
Savings deposits	497.1	313.8	313.1
Interest-bearing demand deposits	2,343.6	2,417.5	2,355.9
CDs < $100,000	1,019.8	1,012.6	991.1
Local CDs ≥ $100,000	370.8	474.4	550.6

Total core deposits	$5,044.0	$5,131.9	$5,024.5

Percentage from Delaware clients	89%	94%	94%
Percentage from Pennsylvania clients	6%	5%	5%
Percentage from clients in other markets	5%	1%	1%
The increase in savings deposit balances was due mainly to the early success of WTDirect, the Internet-only delivery channel we launched in November 2006. WTDirect currently features a high-interest savings account that is targeted to the mass-affluent consumer market primarily in the states surrounding Delaware. The average rate on WTDirect deposits was 5.22% for the second quarter of 2007 and 5.13% for the first six months of 2007.
As of August 9, 2007, the annual percentage yield on WTDirect deposits was 5.26% for depositors who maintain average daily balances of at least $10,000. For more information about WTDirect, visit www.wtdirect.com.
We include balances of local CDs ≥ $100,000 (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the Delaware Valley region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

Local CDs ≥ $100,000 by client category	At 6/30/07	At 12/31/06	At 6/30/06

Consumer banking clients	72%	74%	74%
DE commercial banking clients	9%	11%	12%
PA commercial banking clients	11%	8%	7%
Wealth Advisory Services clients	8%	7%	7%
As a general rule, we consider core deposit balances on average to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients frequently deposit large sums of cash near the ends of financial reporting periods. Typically these deposits are noninterest-bearing demand deposits. In many cases these funds are on deposit for 72 hours or less.

Core deposits, on average (dollars in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Noninterest-bearing demand deposits	$702.6	$742.0	$725.6	$752.7
Total core deposits	$4,920.2	$4,948.5	$4,878.0	$4,893.7
Regional Banking profitability was slightly lower than for the corresponding year-ago periods, mainly because increases in net interest income were offset by increases in the provision for loan losses. For more information about the provision, read the asset quality discussion in this report.

Regional Banking profitability	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Segment net income (in millions)	$34.3	$35.5	$66.2	$68.5
Efficiency ratio	39.94%	38.98%	41.68%	40.06%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
The efficiency ratio of the Regional Banking business reflects how our funding strategy reduces the operating expenses associated with maintaining a large-scale branch office network. For more information about this, read the funding discussion in this report.
Other Regional Banking information
The number of ATMs increased because we added ATMs at non-branch locations, mainly in Delaware.

ATMs	At 6/30/07	At 12/31/06	At 6/30/06

Number of ATMs in Delaware	203	190	181
Total number of ATMs	249	238	229
NET INTEREST INCOME
Net interest income is the difference between the interest revenue we receive on earning assets, such as loans and investments, and the interest expense we pay on liabilities, such as deposits and short-term borrowings.
Net interest income for the second quarter and first half of 2007 reflected the slowdown in the pace of loan growth, higher interest expense due mainly to deposit repricing that occurred in the second half of 2006, and higher provisioning for loan losses.

Net interest income (in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD

Interest income	$180.8	$165.0	$360.9	$317.9
Interest expense	88.0	74.6	177.2	140.2
Net interest income	$92.8	$90.4	$183.7	$177.7
Provision for loan losses	(6.5)	(4.2)	(10.1)	(8.2)
Net interest income (after provision)	$86.3	$86.2	$173.6	$169.5

Portion generated by Regional Banking	93%	93%	93%	93%
We generate net interest income mainly through banking and funding activities. We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, refer to Note 11, “Segment reporting,” in this report.
NET INTEREST MARGIN
The net interest margin was 3.73% for the second quarter and 3.70% for the first six months of 2007. These were declines from the corresponding year-ago periods, primarily because the market interest rate environment was considerably different in the first half of 2006.
Between January and June 2006, the Federal Open Market Committee raised short-term interest rates four times, for a total of 100 basis points. Since most of our floating rate loans reprice within 30 days of a rate change, most of our floating rate loans had repriced by the end of August 2006.
Deposit repricing, however, did not occur in the same timeframe or at the same pace. Deposits continued to reprice throughout the second half of 2006, which caused our cost of funds to increase. At the same time, our yield on

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
earning assets decreased slightly. This disparity between funding costs and asset yields contributed to the decline in the margin between the third and fourth quarters of 2006. The margin for the fourth quarter of 2006 was also affected negatively by the narrow spreads on the short-term securities we added to the investment portfolio to collateralize client deposits.
At the end of 2006, as deposit repricing caught up to loan repricing, the disparity between funding costs and asset yields narrowed, the margin stabilized at 3.67%.

	2007		2006
Net interest margin	Q2	Q1	Q4	Q3	Q2

Quarterly net interest margin	3.73%	3.67%	3.67%	3.85%	3.84%

	First six months of 2007	First six months of 2006
Year-to-date net interest margin	3.70%	3.83%
In the second quarter of 2007, the margin trended upward, rising 6 basis points from the first quarter, as the yield on earning assets increased slightly and the cost of funds decreased slightly. This was due mainly to two factors:
•	The decrease in balances of lower-yielding instruments in the investment securities portfolio helped raise asset yields.
•	Rates on national funding decreased.
Changes in the margin also reflected our ability to match the repricing characteristics of floating rate loans closely with the repricing characteristics of national funding. For more information about this and our interest rate risk management strategies, read the section in this report on quantitative and qualitative disclosures about market risk.

	6/30/07 vs.	6/30/07 vs.	6/30/07 vs.
Changes in yields and rates (in basis points)	3/31/07	12/31/06	6/30/06

Change in yield on total earning assets	1 bps	4 bps	26 bps
Change in rate on total funds to support earning assets	(5) bps	(2) bps	37 bps
Although the increase in WTDirect deposits caused savings rates to rise, we do expect WTDirect rates to have little, if any, effect on the net interest margin in the future, because growth in these deposits offsets our use of national funding.
ANALYSIS OF EARNINGS
On the following pages, we present the consolidated comparative rate/volume and net interest income data for the second quarters and first six months of 2007 and 2006.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Quarterly analysis of earnings

	2007 Second quarter			2006 Second quarter
(Dollar amounts in millions;	Average	Income/	Average	Average	Income/	Average
rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate

Earning assets
Federal funds sold and securities purchased under agreements to resell	$37.5	$0.5	5.18%	$18.8	$0.2	5.00%

U.S. Treasury	106.1	1.0	3.89	149.6	1.3	3.54
Government agencies	655.6	7.7	4.73	402.6	4.0	3.94
State and municipal	12.4	0.2	7.83	10.3	0.2	8.82
Preferred stock	68.8	1.4	8.03	90.4	1.7	7.62
Mortgage-backed securities	654.4	6.9	4.22	814.9	8.5	4.17
Other	391.6	6.2	6.33	397.4	6.1	6.16

Total investment securities	1,888.9	23.4	4.98	1,865.2	21.8	4.69

Commercial, financial, and agricultural	2,500.1	49.3	7.90	2,463.6	47.3	7.70
Real estate — construction	1,696.7	36.2	8.56	1,517.5	31.7	8.38
Mortgage — commercial	1,376.9	27.5	8.02	1,212.8	23.7	7.82

Total commercial loans	5,573.7	113.0	8.13	5,193.8	102.7	7.93

Mortgage — residential	553.9	8.1	5.87	484.2	7.0	5.78
Consumer loans	1,503.9	27.9	7.44	1,441.6	25.5	7.10
Secured with liquid collateral	524.8	8.9	6.83	556.3	8.9	6.44

Total retail loans	2,582.6	44.9	6.98	2,482.1	41.4	6.70

Total loans net of unearned income	8,156.3	157.9	7.77	7,675.9	144.1	7.53

Total earning assets at historical cost	$10,082.7	$181.8	7.23%	$9,560.0	$166.1	6.97%

Fair valuation adjustment on investment securities available for sale	(22.8)			(47.4)

Total earning assets	$10,059.9			$9,512.6

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

	2007 Second Quarter			2006 Second Quarter
(Dollar amounts in millions;	Average	Income/	Average	Average	Income/	Average
rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate

Funds supporting earning assets
Savings	$463.4	$2.4	2.07%	$321.2	$0.3	0.39%
Interest-bearing demand	2,312.5	6.9	1.20	2,364.4	6.1	1.04
Certificates < $100,000	1,014.5	11.2	4.45	980.9	8.6	3.51
Local certificates ≥ $100,000	427.2	4.9	4.55	540.0	5.9	4.35

Total core interest-bearing deposits	4,217.6	25.4	2.41	4,206.5	20.9	1.99

National money market deposits	142.2	1.9	5.46	—	—	—
National certificates ≥ $100,000	2,853.8	38.5	5.40	2,656.1	33.5	5.05

Total interest-bearing deposits	7,213.6	65.8	3.66	6,862.6	54.4	3.18

Federal funds purchased and securities sold under agreements to repurchase	1,270.8	15.3	4.83	1,146.0	13.4	4.73
U.S. Treasury demand	10.4	0.1	5.11	16.0	0.2	4.80

Total short-term borrowings	1,281.2	15.4	4.83	1,162.0	13.6	4.73

Long-term debt	389.7	6.8	7.00	393.3	6.6	6.70

Total interest-bearing liabilities	8,884.5	88.0	3.97	8,417.9	74.6	3.56

Other noninterest funds	1,198.2	—	—	1,142.1	—	—

Total funds used to support earning assets	$10,082.7	$88.0	3.50%	$9,560.0	$74.6	3.13%

Net interest income/yield		93.8	3.73%		91.5	3.84%
Tax-equivalent adjustment		(1.0)			(1.1)

Net interest income		$92.8			$90.4

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Year-to-date analysis of earnings

	2007 YTD			2006 YTD
(Dollar amounts in millions;	Average	Income/	Average	Average	Income/	Average
rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate

Earning assets
Federal funds sold and securities purchased under agreements to resell	$47.4	$1.2	5.10%	$18.2	$0.4	4.60%

U.S. Treasury	115.6	2.3	4.01	148.4	2.6	3.48
Government agencies	694.1	16.2	4.71	405.0	8.0	3.97
State and municipal	10.6	0.4	8.31	10.3	0.5	8.85
Preferred stock	76.7	2.9	7.74	90.7	3.4	7.66
Mortgage-backed securities	673.0	14.3	4.23	834.7	17.4	4.20
Other	391.1	12.2	6.30	399.8	11.7	5.88

Total investment securities	1,961.1	48.3	4.96	1,888.9	43.6	4.64

Commercial, financial, and agricultural	2,483.3	98.1	7.97	2,455.8	91.5	7.52
Real estate — construction	1,683.3	71.6	8.58	1,420.2	57.8	8.20
Mortgage — commercial	1,358.5	54.1	8.03	1,221.3	46.2	7.63

Total commercial loans	5,525.1	223.8	8.17	5,097.3	195.5	7.74

Mortgage — residential	548.0	16.1	5.91	473.8	13.7	5.85
Consumer loans	1,508.1	55.5	7.42	1,432.8	49.6	6.98
Secured with liquid collateral	533.2	18.0	6.82	557.3	17.2	6.21

Total retail loans	2,589.3	89.6	6.98	2,463.9	80.5	6.59

Total loans net of unearned income	8,114.4	313.4	7.79	7,561.2	276.0	7.36

Total earning assets at historical cost	$10,122.9	$362.9	7.23%	$9,468.3	$320.0	6.81%

Fair valuation adjustment on investment securities available for sale	(25.5)			(40.7)

Total earning assets	$10,097.4			$9,427.6

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

	2007 YTD			2006 YTD
(Dollar amounts in millions;	Average	Income/	Average	Average	Income/	Average
rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate

Funds supporting earning assets
Savings	$414.7	$3.5	1.73%	$323.6	$0.6	0.35%
Interest-bearing demand	2,281.6	13.6	1.20	2,355.6	12.0	1.03
Certificates < $100,000	1,013.7	22.1	4.40	959.9	16.1	3.39
Local certificates ≥ $100,000	442.4	10.5	4.79	501.9	10.4	4.17

Total core interest- bearing deposits	4,152.4	49.7	2.42	4,141.0	39.1	1.90

National money market deposits	142.6	3.9	5.49	—	—	—
National certificates ≥ $100,000	2,922.6	78.5	5.42	2,651.9	63.2	4.79

Total interest-bearing deposits	7,217.6	132.1	3.69	6,792.9	102.3	3.03

Federal funds purchased and securities sold under agreements to repurchase	1,294.5	31.5	4.90	1,114.1	24.8	4.50
U.S. Treasury demand	7.9	0.2	5.08	13.9	0.3	4.58

Total short-term borrowings	1,302.4	31.7	4.90	1,128.0	25.1	4.50

Long-term debt	389.3	13.4	6.93	396.2	12.8	6.52

Total interest-bearing liabilities	8,909.3	177.2	4.01	8,317.1	140.2	3.40

Other noninterest funds	1,213.6	—	—	1,151.2	—	—

Total funds used to support earning assets	$10,122.9	$177.2	3.53%	$9,468.3	$140.2	2.98%

Net interest income/yield		185.7	3.70%		179.8	3.83%
Tax-equivalent adjustment		(2.0)			(2.1)

Net interest income		$183.7			$177.7

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Rate-volume analysis of net interest income

	For the three months ended June 30,			For the six months ended June 30,
	2007/2006			2007/2006
	Increase/(decrease) due to change in			Increase/(decrease) due to change in
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest income
Federal funds sold and securities purchased under agreements to resell	$0.2	$0.1	$0.3	$1.3	$(0.5)	$0.8

U.S. Treasury	(0.4)	0.1	(0.3)	(1.1)	0.8	(0.3)
Government agencies	2.5	1.2	3.7	11.5	(3.3)	8.2
State and municipal *	—	—	—	—	(0.1)	(0.1)
Preferred stock *	(0.4)	0.1	(0.3)	(1.1)	0.6	(0.5)
Mortgage-backed securities	(1.7)	0.1	(1.6)	(6.8)	3.7	(3.1)
Other *	(0.1)	0.2	0.1	(0.5)	1.0	0.5

Total investment securities	(0.1)	1.7	1.6	2.0	2.7	4.7

Commercial, financial, and agricultural *	0.7	1.3	2.0	2.1	4.5	6.6
Real estate — construction	3.7	0.8	4.5	21.6	(7.8)	13.8
Mortgage — commercial *	3.2	0.6	3.8	10.5	(2.6)	7.9

Total commercial loans	7.6	2.7	10.3	34.2	(5.9)	28.3

Mortgage — residential	1.0	0.1	1.1	4.3	(1.9)	2.4
Consumer	1.1	1.3	2.4	5.3	0.6	5.9
Secured with liquid collateral	(0.5)	0.5	—	(1.5)	2.3	0.8

Total retail loans	1.6	1.9	3.5	8.1	1.0	9.1

Total loans net of unearned income	9.2	4.6	13.8	42.3	(4.9)	37.4

Total interest income	$9.3	$6.4	$15.7	$45.6	$(2.7)	$42.9

Interest expense:
Savings	$0.1	$2.0	$2.1	$0.3	$2.6	$2.9
Interest-bearing demand	(0.1)	0.9	0.8	(0.8)	2.4	1.6
Certificates under $100,000	0.3	2.3	2.6	1.8	4.2	6.0
Local CDs ≥ $100,000	(1.2)	0.2	(1.0)	(2.5)	2.6	0.1

Total core interest-bearing deposits	(0.9)	5.4	4.5	(1.2)	11.8	10.6

National money market deposits	1.9	—	1.9	3.9	—	3.9
National CDs ≥ $100,000	2.5	2.5	5.0	13.0	2.3	15.3

Total interest-bearing deposits	3.5	7.9	11.4	15.7	14.1	29.8

Federal funds purchased and securities sold under agreements to repurchase	1.5	0.4	1.9	8.1	(1.4)	6.7
U.S. Treasury demand	(0.1)	—	(0.1)	(0.3)	0.2	(0.1)

Total short-term borrowings	1.4	0.4	1.8	7.8	(1.2)	6.6

Long-term debt	(0.1)	0.3	0.2	(0.4)	1.0	0.6

Total interest expense	$4.8	$8.6	$13.4	$23.1	$13.9	$37.0

Changes in net interest income	$4.5	$(2.2)	$2.3	$22.5	$(16.6)	$5.9

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

(1)	We define changes attributable to volume as a change in average balance multiplied by the prior year’s rate.

(2)	We define changes attributable to rate as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
NONINTEREST INCOME
The majority of noninterest income continued to come from the Wealth Advisory Services (WAS) business, the Corporate Client Services (CCS) business, and the affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).

Noninterest income (in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Advisory business revenue [1]	$83.6	$72.6	$162.8	$143.2
Service charges on deposit accounts	7.0	7.0	13.8	13.9
Other noninterest income	6.2	6.8	11.7	12.0
Securities gains/(losses)	0.1	(0.1)	0.1	(0.1)
Total noninterest income	$96.9	$86.3	$188.4	$169.0

Portion provided by advisory business revenue	86%	84%	86%	85%

[1]	Includes revenue from WAS, CCS, and the affiliate money managers, after amortization.
THE WEALTH ADVISORY SERVICES BUSINESS
We report Wealth Advisory Services (WAS) revenue in three categories:
1.	Trust and investment advisory fees, which represent the revenue generated by our core asset management, asset allocation, and trust management services. These fees are based on the market valuations of client assets we manage, direct, or hold in custody, and they are tied to movements in the financial markets. Assets we manage for clients include equities, fixed income instruments, cash and cash equivalents, and other assets. Depending on the mix of assets in client accounts, changes in trust and investment advisory revenue may or may not correspond with changes in financial markets such as the Dow Jones Industrial Average, the S&P 500, NASDAQ, or other markets.
2.	Planning and other services fees. These fees are from financial planning, estate settlement, family office, tax, and other services. These fees are not associated with asset valuations. They are based on the level and complexity of the services we provide, not on the assets we manage or hold in custody. In some cases, these fees are based on the client’s annual income. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.
3.	Mutual fund fees. These fees are tied primarily to money market mutual fund and cash balances, and do not reflect equity market movements.

Wealth Advisory Services revenue (in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Trust and investment advisory fees	$38.4	$33.1	$75.4	$67.5
Planning and other services fees	9.9	8.9	19.4	16.3
Mutual fund fees	5.1	5.0	10.1	9.7
Total Wealth Advisory Services revenue	$53.4	$47.0	$104.9	$93.5
WAS revenue was 14% higher for the second quarter and 12% higher for the first half of 2007 than for the corresponding periods in 2006. This was due mainly to growth in revenue from investment management, asset allocation, and family office services.
The increases in trust and investment advisory fees were more the result of new business development than market appreciation, since traditional equities accounted for approximately half of the assets we manage for clients. For

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
more information about the investment mix of our managed assets, read the assets under management discussion in this report.
Most of the growth in revenue from planning and other services for the second quarter and first six months of 2007 was from family office services, which we expanded significantly beginning in June 2006.
In this expansion, WAS opened new offices in Princeton, New Jersey, and Stamford, Connecticut, and added staff with expertise in structuring family offices as legal entities; developing strategies for executive compensation; and working with clients who have inherited their wealth. These initiatives complement the services for sports and entertainment industry professionals offered by our Beverly Hills-based subsidiary, Grant Tani Barash & Altman (GTBA), and position us among the largest full-service family office practices in the industry.
WAS sales (new fees, annualized) were 13% higher than for the year-ago second quarter. The markets with the highest year-over-year increases were California, Florida, Georgia, Maryland, and Pennsylvania. The high percentage of sales for the 2006 second quarter included a book of business we acquired when we added family office staff in June 2006. This skewed family office sales slightly higher than what we would expect to see absent acquisitions or expansion, which is why total WAS sales were lower for the first six months of 2007 than for the corresponding period in 2006.

Percentage contribution to total WAS sales	2007 Q2	2006 Q2	2007 YTD	2006 YTD
California	4%	2%	4%	3%
Delaware (1)	58%	51%	57%	54%
Florida	10%	4%	7%	6%
Georgia	4%	4%	3%	3%
Maryland	2%	1%	3%	1%
New Jersey	1%	—	1%	—
New York	4%	10%	7%	10%
Pennsylvania	11%	8%	11%	12%
Family office services (2)	6%	20%	7%	11%

Total WAS sales (in millions)	$7.3	$6.4	$12.4	$13.0

(1) Sales recorded for Delaware include business from clients in other states who choose to establish accounts in Delaware to benefit from
     Delaware’s trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states. We attribute these sales to Delaware because we serve these clients from our Delaware headquarters.

(2) Includes GTBA.
WAS profitability, comparing the 2007 second quarter with the 2006 second quarter, improved largely because of increases in business that resulted from the family office expansion. The returns on the family office investments are not apparent in year-to-date profitability, because WAS results for the first five months of 2006 did not reflect any of the expenses associated with the expansion.

Wealth Advisory Services profitability	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Segment net income (in millions)	$7.6	$5.9	$12.6	$12.7
Efficiency ratio	78.32%	80.73%	81.91%	79.86%
On June 29, 2007, we completed the acquisition of Bingham Legg Advisers, LLC (BLA), a Boston-based wealth management firm that specializes in tax-sensitive investment strategies for high-net-worth clients. BLA took the Wilmington Trust name and its employees became Wilmington Trust staff members. This acquisition added $1.3 billion of assets under management and $874 million of assets under administration.
Since this transaction occurred at the end of June, it had no effect on the second quarter or year-to-date income statement, and BLA’s staff members were not included in our headcount as of June 30, 2007. Starting with the 2007

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
third quarter, BLA’s financial results will be consolidated with ours, and revenue from BLA will be included in trust and investment advisory revenue. We expect this acquisition to be modestly accretive to 2007 full-year earnings.
THE CORPORATE CLIENT SERVICES BUSINESS
We report Corporate Client Services (CCS) revenue in four categories:
1.	Capital markets. These fees are based on the complexity of trust and administrative services we provide that support the structured finance industry. We perform most of these services under multiyear contracts.
2.	Entity management. These fees are based on the complexity of corporate governance and administrative services we provide for special purpose entities in preferred jurisdictions.
3.	Retirement services. Approximately 50% of these fees are based on market valuations of retirement plan assets for which we serve as trustee. The remainder are priced on a fee-for-service basis.
4.	Investment/cash management. These fees reflect investment and cash management services we perform for retirement services clients and capital markets clients who have residual cash management needs. Some of these fees are based on money market fund balances and some are based on the valuations of investment-grade fixed income instruments.

Corporate Client Services revenue (in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Capital markets services	$11.2	$8.8	$21.4	$17.9
Entity management services	7.4	6.6	14.5	13.0
Retirement services	3.2	2.9	6.6	5.6
Investment/cash management services	3.0	2.5	6.3	4.6
Total Corporate Client Services revenue	$24.8	$20.8	$48.8	$41.1
CCS revenue for the 2007 second quarter was 19% higher for the second quarter and first half of 2007 than for the corresponding periods in 2006. All four components of this business recorded double-digit increases in revenue for the quarter and first six months of the year.
Revenue from capital markets services was 27% higher for the second quarter and 20% higher for the first half of 2007 than for the corresponding periods in 2006. These increases were driven by demand for trust and administration services that support tender option bonds, defeasance of commercial mortgage-backed securitizations, and trust preferred securities. Sales of capital markets services were 31% higher than for the year-ago second quarter and 28% higher on a year-to-date basis.
Capital markets revenue includes fees for services that support asset-backed securitizations. As noted earlier, some of these securitizations hold a blend of prime and subprime residential mortgages. Prevailing concerns about the subprime market have little, if any, effect on CCS because the corresponding fees are based on services provided, regardless of the underlying collateral. Securitizations backed by U.S. residential mortgages accounted for approximately $1.5 million of total CCS revenue for the 2007 second quarter and approximately $2.9 million of total CCS revenue for the first half of 2007.
Entity management revenue was 12% higher for the second quarter and first half of 2007 than for the corresponding periods in 2006. This growth was due mainly to expansion in and continued demand from European markets, especially for administrative and corporate governance services that support structured finance transactions in Ireland, the United Kingdom, and Germany. CCS opened an office in Frankfurt, Germany, in August 2006 following passage of the German True Sale Initiative, which removed adverse tax consequences for asset-backed securitizations in that country and paved the way for considerable expansion in that market. Also contributing to the

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
growth in entity management revenue was our acquisition in May 2006 of PwC Corporate Services (Cayman) from the accounting firm PricewaterhouseCoopers.
The increases in retirement services revenue resulted from a combination of market appreciation and demand for services that support executive compensation plans and other types of defined contribution retirement plans. Approximately $300,000 of the retirement services revenue recorded in the 2007 first quarter was from paying agent services for plan distributions and is not expected to occur again in 2007.
The growth in revenue from investment and cash management reflected efforts begun in 2006 to leverage our expertise in fixed income management and to market these services more proactively to CCS clients.

CCS investment and cash management services (at period end)	6/30/07	3/31/07	12/31/06	6/30/06
Percent tied to domestic fixed income instrument valuations	38%	40%	33%	32%
Percent tied to money market mutual fund values	62%	60%	67%	68%
The improvements in CCS profitability show how this business has been able to leverage expansion investments and develop more business from existing as well as new clients. The year-to-date improvements are especially noteworthy because much of the European and CDO expansion did not occur until late in 2006, and the associated expenses were not reflected in CCS results for the first six months of the year.

Corporate Client Services profitability	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Segment net income (in millions)	$6.1	$4.5	$11.5	$8.1
Efficiency ratio	70.85%	71.37%	70.77%	73.90%
In June 2007, CCS expanded its presence in Europe by acquiring a corporate services provider in Luxembourg. The eight staff members in the Luxembourg office specialize in providing management, domiciliation, accounting, and director services for international holding and finance companies. The Luxembourg office’s financial results have been fully consolidated and its revenue is recorded as entity management revenue. Given the timing of this transaction, it had little effect on revenue and expenses for the 2007 second quarter. We expect this acquisition to have a neutral effect on 2007 full-year earnings.
During the 2007 second quarter, CCS also opened a small office in Bloomington, Minnesota, in order to provide trust services for insurance premium financing structures.
CDO services in the CCS business
In the CDO market, there are long lead times, or “warehousing periods,” between when we win business mandates and when we start receiving fees. We launched our enhanced CDO services in November 2006. We have won a number of mandates, but the revenue we have received to date from these services is not significant. Recent turmoil in CDO markets could extend the warehousing periods on mandates we already have received, which could delay the growth in revenue we expect to see from these services.
Other than the risk to revenue growth, our activities in the CDO market pose no material risk. We do not take positions or extend credit to the parties involved in CDO transactions we support, nor do we provide pricing or any other valuation of either the assets or liabilities in CDO transactions. Our roles and responsibilities in CDO transactions are specified in the documents that govern them, as do the documents that govern other types of financing structures our CCS business supports.
We act as trustee, custodian, paying agent, and/or collateral administrator for CDOs. In some cases we support the asset managers in CDO transactions by implementing operational controls and providing compliance reporting. Our capabilities can support the full range of CDO classes, which provides an element of diversification, should there be a downturn in any one sector of the market.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
CDOs have been important institutional investment vehicles for more than a decade. Evolving economic conditions and regulatory changes, in both the United States and Europe, continue to make the issuance of these structures attractive. We remain positive about the opportunities for growth in our CDO administration services.
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
We believe that changes in revenue are better indicators of trends in the WAS and CCS businesses than changes in assets under management or administration because:
•	Asset management is only one of the holistic range of wealth management services we offer.

•	Only the portion of WAS revenue that we record as trust and investment advisory revenue is based on asset valuations.

•	WAS trust and investment advisory revenue includes fees we receive for direction trust services, but we do not include assets held in direction trusts in assets under management.

•	In the CCS business, except for revenue from investment and cash management services, the majority of revenue is generated on a fee-for-service basis regardless of the value of any associated asset.

•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.

Client assets at Wilmington Trust (1) (in billions)	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Assets under management	$31.9	$31.8	$31.3	$28.3
Assets under management at Boston office (2)	$1.3	$—	$—	$—
Total assets under management	$33.2	$31.8	$31.3	$28.3

Assets under administration	$86.0	$80.3	$76.2	$74.4
Assets under administration at Boston office (2)	$0.9	$—	$—	$—
Total assets under administration	$86.9	$80.3	$76.2	$74.4

Total client assets (3)	$120.1	$112.1	$107.5	$102.7

(1)	Excludes CRM and RCM. Includes estimates of asset values that are not readily available, such as those held in limited partnerships

(2)	Wilmington Trust FSB, Massachusetts (formerly Bingham Legg Advisers)

(3)	Includes assets under management and assets under administration
On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Investment mix of Wilmington Trust managed assets (1)	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Equities	49%	48%	47%	51%
Fixed income	22%	27%	27%	26%
Cash and equivalents	16%	14%	16%	13%
Other assets	13%	11%	10%	10%

(1)	Excludes CRM and RCM. Includes Wilmington Trust FSB, Massachusetts (formerly Bingham Legg Advisers)
Changes in managed assets at CRM and RCM reflect business flows as well as financial market movements and are indicative of business trends.

Assets under management (in billions)	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Wilmington Trust (1)	$31.9	$31.8	$31.3	$28.3
Assets under management at Boston office (2)	$1.3	$—	$—	$—
Cramer Rosenthal McGlynn	$11.9	$11.2	$10.6	$9.4
Roxbury Capital Management	$3.0	$3.1	$3.1	$3.3
Total assets under management	$48.1	$46.1	$45.0	$41.0

(1)	Includes estimates for values associated with certain assets that lack readily ascertainable values, such as limited partnership interests.

(2)	Wilmington Trust FSB, Massachusetts (formerly Bingham Legg Advisers)
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York; and
•	Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.
We do not consolidate CRM’s or RCM’s results in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each.
For more information about our investments in CRM and RCM, read the affiliate money managers discussion and Notes 4, 10, and 21 in our 2006 Annual Report to Shareholders.

Affiliate money manager revenue (in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Total revenue from affiliate money managers (net of expenses)	$6.5	$5.8	$11.3	$10.6
CRAMER ROSENTHAL MCGLYNN (CRM)
At June 30, 2007, assets under management at value-style manager CRM reached $11.93 billion, another record high. This was $713 million more than at the end of March 2007 and $2.54 billion more than at the end of June 2006. These increases, which were due mainly to new business inflows, were the main causes of the growth in revenue from CRM. Hedge fund performance fees recorded in the 2007 first quarter also contributed to the revenue growth.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007

Revenue from Cramer Rosenthal McGlynn	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Revenue (in millions, net of expenses)	$6.3	$5.5	$11.0	$9.5

Cramer Rosenthal McGlynn	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Assets under management (in millions)	$11,928.7	$11,215.7	$10,623.8	$9,392.0
Wilmington Trust’s ownership position	82.41%	81.73%	81.73%	81.73%
Our ownership position in CRM increased in the second quarter of 2007, as permitted by the put (relinquishment of interests) provisions in our agreement with CRM. This increase had a nominal effect on the revenue we receive from CRM.
ROXBURY CAPITAL MANAGEMENT (RCM)
At growth-style manager Roxbury Capital Management (RCM), managed asset levels and revenue declined from the year-ago first quarter because RCM terminated its micro-cap and fixed income products during the second half of 2006. RCM’s core small- and mid-cap products continued to perform well and attract assets. First quarter 2007 revenue from RCM was flat compared to the 2006 fourth quarter because the firm continued to record expenses related to the fund terminations.

Revenue from Roxbury Capital Management	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Revenue (in millions, net of expenses)	$0.2	$0.3	$0.3	$1.1

Roxbury Capital Management	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Assets under management (in millions)	$3,005.3	$3,121.6	$3,138.1	$3,253.3
Wilmington Trust’s ownership position
Ownership of preferred profits	30%	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%	41.23%
Our agreement with RCM includes provisions that permit some of the firm’s portfolio managers to put their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are separate and distinct from our equity ownership position in RCM.
During the 2007 first quarter, principals of RCM’s office in Portland, Oregon, became eligible to exercise some of their puts. On April 2, 2007, some of these principals put approximately $13 million of their Class B interests to us. Total revenue related to these puts was $428,517 for the second quarter and first six months of 2007.
OTHER CATEGORIES OF NONINTEREST INCOME
Service charges and income recorded as other noninterest income were essentially unchanged from their prior-period levels.

Other types of noninterest income (in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Service charges on deposit accounts	$7.0	$7.0	$13.8	$13.9
Other noninterest income	$6.2	$6.8	$11.7	$12.0
Securities gains/(losses)	$0.1	$(0.1)	$0.1	$(0.1)

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Other noninterest income for the 2007 second quarter included a gain of approximately $1.4 million on the sale of land that had been classified as other real estate owned.
NONINTEREST EXPENSE
Noninterest expenses for the second quarter and first half of 2007 reflected staff additions, new office openings, and other expansion investments we made in 2006, beginning in April and continuing throughout the year. These initiatives, most of which did not affect expenses until the second half of 2006, included:
•	New commercial banking and wealth management offices in Pennsylvania and New Jersey and staff additions throughout the Regional Banking footprint.

•	The CCS acquisition in Grand Cayman.

•	The East Coast expansion of family office services in the WAS business, which added 34 staff members and one new office. This expansion occurred in June 2006 and the year-ago second quarter included only one month of the associated expense.

•	The October 2006 expansion of the CCS business in Europe and the addition of technology and staff that added analytical and risk management services to our CDO administrative capabilities.

•	The November 2006 launch of WTDirect, which accounted for most of the increases in advertising costs.
Staffing-related costs continued to account for the majority of noninterest expenses.

Expenses (dollars in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Full-time-equivalent staff members	2,574	2,515	2,574	2,515

Salaries and wages expense	$41.9	$37.8	$83.7	$74.6

Stock option expense	$1.5	$1.5	$4.6	$3.7
Total incentives and bonuses expense [1]	$11.4	$10.3	$25.4	$20.6

Employment benefits expense	$11.5	$11.9	$26.2	$25.4

Total staffing-related expense	$64.8	$60.0	$135.3	$120.6

Total noninterest expenses	$106.0	$98.3	$216.4	$195.9

[1]	Includes stock option expense.
Incentives and bonuses expense for the second quarter of 2007 included an adjustment that reduced stock-based compensation expense by approximately $0.5 million. We made this adjustment because stock option forfeitures were higher than estimated, which lowered the expense associated with their award. Absent this adjustment, incentives and bonuses expense for the 2007 second quarter would have been approximately $11.9 million instead of $11.4 million.
Incentives and bonuses expense for the first six months of 2007 included approximately $2 million that is not expected to occur again in 2007. Approximately $1 million of this amount was for restricted stock grants.
The other large expense increases for the second quarter and first half of 2007 were in the category recorded as “other” expense. Included in this category are legal expenses as well as costs associated with credit and debit card transaction volumes, all of which were higher for the second quarter and first half 2007 than for the corresponding year-ago periods.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
INCOME TAXES
Income tax expense and the effective tax rate were higher for the second quarter and first six months of 2007 than for the corresponding year-ago periods mainly because our expansion initiatives and new business development caused state income tax to increase.

Income taxes and tax rate (dollars in millions)	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Pre-tax income	$77.2	$74.2	$145.6	$142.6
Income tax expense	$28.3	$27.2	$53.1	$51.4
Effective tax rate	36.66%	36.71%	36.65%	36.07%
We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. See Note 10, “Income taxes,” in this report.
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
Our capital position remained strong during the first six months of 2007 and our regulatory capital continued to exceed minimum requirements. This led the Board of Directors to approve, on April 19, 2007, a 6% increase in the quarterly cash dividend, raising it by $0.02, from $0.315 per share to $0.335 per share. On an annualized basis, this increased the dividend from $1.26 per share to $1.34 per share.
On July 19, 2007, the Board of Directors declared a regular quarterly dividend of $0.335 per share. This dividend will be paid on August 15, 2007, to stockholders of record on August 1, 2007.

	Six months ended		Six months ended
Capital strength (dollars in millions)	6/30/07	Year ended 12/31/06	6/30/06
Stockholders’ equity (period end)	$1,072.1	$1,059.3	$1,066.9
Stockholders’ equity (on average)	$1,091.3	$1,059.1	$1,043.3
Return on average stockholders’ equity (annualized)	16.96%	13.58%	17.61%
Return on average assets (annualized)	1.69%	1.37%	1.79%
Capital generation ratio (annualized)	9.06%	5.77%	9.82%
Dividend payout ratio	48.58%	59.18%	45.99%
During the first six months of 2007, we added $69.8 million to capital, which consisted of:

•	$47.2 million, which reflected earnings of $91.8 million net of $44.6 million in cash dividends;

•	$16.3 million from the issue of common stock under employment benefit plans;

•	$4.6 million of stock-based compensation expense;

•	$1.0 million in tax benefits from stock-based compensation costs;

•	$0.4 million in adjustments to minimum pension, supplemental executive retirement plan, and postretirement benefits plan liabilities, net of taxes; and

•	$0.3 million in foreign currency exchange adjustments.
Offsetting these additions were $57.0 million of reductions in capital, which consisted of:
•	$44.3 million for the repurchase of shares;

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
•	$6.8 million in unrealized losses on securities, net of taxes;

•	$4.5 million in derivative loses included in other comprehensive income, net of taxes; and
•	$1.4 million for the adoption of FIN 48. For more information about FIN 48, read Note 10, “Income taxes,” in this report and Note 3, “Recent accounting pronouncements,” in our 2006 Annual Report to Shareholders.
Capital ratios
Our capital ratios continued to exceed the Federal Reserve Board’s minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows. The Federal Reserve’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. For more information about these guidelines, read the capital resources discussion in our 2006 Annual Report to Shareholders.
Changes in our capital ratios from the end of 2006 reflected our use of capital to repurchase shares and fund acquisitions.

	At	At	Minimum to be	Minimum to be
Regulatory capital ratios	6/30/07	12/31/06	adequately capitalized	well capitalized
Total risk-based capital	11.54%	12.10%	8%	10%
Tier 1 risk-based capital	8.00%	8.25%	4%	6%
Tier 1 leverage capital	7.37%	7.39%	4%	5%
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

Share repurchases	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Number of shares repurchased	1,002,784	2,393	1,050,075	157,317
Average price per share repurchased	$42.21	$41.79	$42.23	$43.46
Total cost of shares repurchased	$42,330,971	$100,003	$44,341,964	$6,836,752
Shares available for repurchase	5,598,684	7,154,438	5,598,684	7,154,438
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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
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
We believe our ability to obtain funding from the national markets mitigates our liquidity risk. In many cases, national market investors use the findings of the major credit rating agencies – Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings – to guide their decisions. At June 30, 2007 all of our credit ratings:
•	Were investment grade.
•	Substantiated our financial stability and the consistency, over time, of our earnings.
On March 9, 2007, Moody’s Investors Service upgraded its Bank Financial Strength Rating of our primary banking subsidiary, Wilmington Trust Company, to B- from C+. According to Moody’s, the upgrade “reflects Wilmington’s strong capital and asset quality indicators, as well as its contained market risk appetite, and strong control and risk management. It also considers Wilmington’s limited geographic diversification and material credit risk concentration.”
The following tables show our current credit ratings and the dates of the most recent opinions and/or affirmations.

Wilmington Trust Corporation	Fitch Ratings [1]	Moody’s Investors Service [2]	Standard & Poor’s [3]
Outlook	Stable	Stable	Stable
Issuer rating (long-term/short-term)	A+/F1	A2/*	A−/A−2
Subordinated debt	A	A3	BBB+

Wilmington Trust Company	Fitch Ratings [1]	Moody’s Investors Service [2]	Standard & Poor’s [3]
Outlook	Stable	Stable	Stable
Bank financial strength	A/B	B−	*
Issuer rating (long-term/short-term)	A+/F1	A1	A/A−1
Bank deposits (long-term/short-term)	AA−/*	A1/P−1	A/A−1

*	No rating in this category

[1]	As of July 2006

[2]	As of March 2007

[3]	As of August 2006
Factors or conditions that could affect our liquidity include changes in types of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability or increase the cost of funding. We monitor our existing and projected liquidity requirements continually. We believe our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
For more information about how we manage liquidity and about our credit ratings, read the discussion on managing liquidity that begins on page 32 of our 2006 Annual Report to Shareholders.
Liquidity in the first six months of 2007
At June 30, 2007, we were operating within Level I parameters of our liquidity management policy. In addition, our FAR ratio calculations placed our liquidity position within Level I parameters. We have maintained a Level I position since the levels were established in 2004.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Our sources of liquidity remained diversified. As of June 30, 2007, our sources of liquidity included:
•	Core deposit balances of $5.04 billion.

•	National money market deposits of $139.5 million.

•	National CDs ≥ $100,000 of $2.98 billion.

•	Short-term borrowings of $1.18 billion.

•	Long-term debt of $390.2 million.

•	Stockholders’ equity of $1.07 billion.

•	Investment securities of $1.81 billion.

•	Borrowing capacity of $75.0 million from lines of credit with U.S. financial institutions.

•	Borrowing capacity of $860.7 million, secured with collateral, from the Federal Home Loan Bank (FHLB) of Pittsburgh, of which Wilmington Trust Company and Wilmington Trust of Pennsylvania are members, as of March 31, 2007. The FHLB adjusts our borrowing capacity on a quarterly basis, however, and its adjustment calculations for June 30, 2007, were not available as of the filing date of this report (August 9, 2007).
Among the risks to our liquidity is a partial guaranty of a line of credit obligation for Cramer Rosenthal McGlynn (CRM). At June 30, 2007, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 82.41%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 3, 2007.
Managing funding
We use a mix of funding sources to support our Regional Banking business and to help us manage interest rate risk. There is an inherent disparity between loan growth and core deposit growth in the Regional Banking business model, because we make commercial loans in four states, but gather core deposits mainly in Delaware. To compensate, we augment core deposits with national funding because:
•	It is a cost-effective way to add deposits without having to invest capital in a large-scale expansion of our branch office network.
•	It helps us curb annual operating expense growth. On an absolute basis, national funding rates tend to be higher than core deposit rates, but core deposit rates do not include the all-in expense of staffing and operating a branch office network.
•	It helps our Regional Banking business produce an efficiency ratio that is better than our peer average. For more information about this, see the Regional Banking discussion in this report.
•	It helps us manage interest rate risk, because we can match the repricing characteristics of wholesale funds closely with the repricing characteristics of floating rate loans. We adjust the mix between national CDs ≥ $100,000 and short-term borrowings, depending on which has more favorable terms. For more information on how we manage interest rate risk, refer to the discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
As we expand our commercial banking business throughout the Delaware Valley region, we expect that loan growth will continue to outpace core deposit growth, and we will continue to use a blend of core deposits and national funding to support loan growth.
Funding in the first six months of 2007
During the first six months of 2007, core deposits (demand deposits, interest-bearing demand deposits, time deposits, and local CDs ≥ $100,000) continued to be our primary source of funding.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
During the 2006 fourth quarter, we diversified our funding sources by launching WTDirect and adding national money market deposits. Previously included in interest-bearing demand deposit balances, national money market deposits now are reported separately. Prior period amounts were adjusted to reflect this change.

Proportion of funding provided by (on average)	2007 Q2	2007 Q1	2006 Q2
Core deposits	53%	52%	56%
National funding	33%	34%	30%
Short-term borrowings	14%	14%	14%

Loan-to-deposit ratio	1.03%	1.01%	1.01%
On an absolute basis, the rates on national funding tend to be higher than the rates on core deposits. Using rates alone to compare funding costs, however, can be misleading. While core deposit rates express the absolute cost of the funds, they do not reflect the associated staffing and other operating expenses. For a comparison of core deposit and national funding rates, refer to the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION
The assets on our balance sheet consist primarily of investment securities, which we discuss elsewhere in this report, and loans. Loans accounted for 75% of our assets at June 30, 2007, and most of our asset quality remained tied to loan, or credit, quality. Credit quality, or credit risk, is an assessment of the ability of borrowers to repay loans according to contractual terms. Borrowers not repaying loans could affect our earnings negatively.
Lending money is inherently risky. When we make a loan, we make subjective judgments about the borrower’s ability to repay the loan. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. For more details on the steps we take to mitigate the risks associated with lending money, read the credit risk discussion in our 2006 Annual Report to Shareholders.
We regard net charge-offs as the primary indicator of credit quality.
Credit quality in the second quarter and first six months of 2007
Credit losses were stable for the second quarter and first six months of 2007. The net charge-off ratio remained at the low end of historical levels and 97% of loans outstanding had pass ratings in the internal risk rating analysis. Less than 1% of loans outstanding were classified as nonperforming, past due 90 days or more, or serious doubt. On a percentage basis, the mix of loans outstanding was relatively unchanged.
Net charge-offs
For the second quarter of 2007, net charge-offs amounted to $3.5 million, the same as for the year-ago second quarter, and $0.2 million more than for the first quarter of 2007.
For the first six months of 2007, net charge-offs were $6.8 million, which was $1.5 million more than for the corresponding period in 2006.
None of the loans charged off during the first half of 2007 were commercial construction/real estate or commercial mortgage loans.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
The net charge-off ratio for the second quarter was 4 basis points, the same as for the first quarter of 2007, and 1 basis point lower than for the second quarter of 2006. This brought the net charge-off ratio to 16 basis points on an annualized basis.
In comparison, the net charge-off ratio for full-year 2006 was 24 basis points. Since 1996, the full-year net charge-off ratio has ranged from a low of 14 basis points for 2005 to a high of 44 basis points for 2000.

Charge-offs for the three months ended (dollars in millions)	6/30/07	12/31/06	6/30/06
Gross charge-offs for the quarter	$5.4	$7.1	$5.7
Recoveries for the quarter	$1.9	$1.2	$2.2
Net charge-offs for the quarter	$3.5	$5.9	$3.5

Net charge-off ratio for the quarter	0.04%	0.07%	0.05%
Net charge-off ratio annualized	0.16%	0.28%	0.20%

Mix of net charge-offs for the three months ended (in millions)	6/30/07	12/31/06	6/30/06
Consumer loans	$2.5	$3.2	$1.8
Commercial, financial, and agricultural loans	$1.0	$2.7	$1.7
Commercial real estate/construction and mortgage loans	$—	$—	$—
Total net charge-offs	$3.5	$5.9	$3.5

Year-to-date charge offs (dollars in millions)	As of 6/30/07	As of 12/31/06	As of 6/30/06
Year-to-date gross charge-offs	$10.5	$24.6	$8.9
Year-to-date recoveries	$3.7	$6.1	$3.6
Year-to date net charge-offs	$6.8	$18.5	$5.3

Year-to-date net charge-off ratio	0.08%	0.24%	0.07%

Year-to-date charge offs (dollars in millions)	As of 6/30/07	As of 12/31/06	As of 6/30/06
Consumer loans	$5.5	$8.0	$3.5
Commercial, financial, and agricultural loans	$1.3	$10.2	$1.8
Commercial real estate/construction and mortgage loans	$—	$0.3	$—
Year-to-date net charge-offs	$6.8	$18.5	$5.3
Nonperforming assets
All of the year-to-date increase in nonaccruing loans was associated with one client, the Elliott Building Group, which filed for bankruptcy in June 2007. Normally, we do not discuss clients by name, but this bankruptcy filing is a matter of public record and it has been reported by the news media in stories that also mentioned our involvement.
Our exposure to the Elliott Building Group consists of three loans for two single-family-home developments in southern New Jersey. These loans were performing according to their terms at the end of the 2007 first quarter; we transferred them to nonaccruing status in the second quarter.
Our position is secured by first lien mortgages on each of the two projects, both of which are successful. They have generated prior sales activity, they are in viable markets, and the homes are priced competitively. The Elliott Building group has a number of other projects underway to which we have zero credit exposure.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
We currently are unable to predict how the status of these loans might change or whether this client’s bankruptcy filing might affect charge-offs. As our historical record of charge-offs indicates, our loan work-out programs are very successful. We remain confident in our work-out processes and in the rigor of our loan underwriting standards, which we apply consistently.

Credit quality indicators (dollars in millions)	At 6/30/07	At 12/31/06	At 6/30/06
Period-end loan balances	$8,274.7	$8,094.9	$7,755.2

Period-end nonperforming assets:
Nonaccruing loans	$41.0	$31.0	$29.5
Other real estate owned (OREO)	$0.2	$4.8	$4.8
Renegotiated loans	$4.5	$—	$9.9
Total nonperforming assets	$45.7	$35.8	$44.2
Ratio of nonperforming assets to loans	0.55%	0.44%	0.57%

Loans past due 90 days or more at period end	$13.6	$5.8	$4.7
Ratio of loans past due 90 days to total loans	0.16%	0.07%	0.06%
The decline in other real estate owned (OREO) from prior periods reflected the sale during the 2007 second quarter of agricultural land in New Jersey that had been classified as OREO since the second quarter of last year. The sale of this property generated a gain of $1.4 million, which we recorded as other income for the 2007 second quarter.
Renegotiated loans were lower on a year-over-year basis because the amount recorded at June 30, 2006, included approximately $4.7 million that was charged off in the 2006 third quarter. The increase in renegotiated loans for the first six months of 2007 reflects one personal loan, to a commercial banking client that was renegotiated in the first quarter of 2007.
Commercial, financial, and agricultural (C&I) loans accounted for the majority of the increases in loans past due 90 days or more. Of the $13.6 million recorded at June 30, 2007, approximately 47% were C&I loans; approximately 10% were commercial mortgage loans; and approximately 8% were commercial construction/real estate loans. The rest were consumer and other types of loans.
Internal risk rating analysis
In the internal risk rating analysis, the percentage of pass-rated loans has been 97% since the first quarter of 2005, and has exceeded 95% since 2000.

Internal risk rating analysis	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Pass	96.81%	96.89%	97.39%	97.28%
Watchlisted	2.27%	2.32%	1.82%	1.89%
Substandard	0.91%	0.77%	0.79%	0.76%
Doubtful	0.01%	0.01%	—	0.07%
We apply the internal risk rating classifications consistently. For more information about these classifications, read the credit risk discussion in our 2006 Annual Report to Shareholders.
Serious-doubt loans
Serious-doubt loans are loans that we do not think will be repaid even though they are performing in accordance with the contractual terms or are fewer than 90 days past due. The second quarter 2007 decrease in serious-doubt loans

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
reflected the transfer of the Elliott Building Group loans to nonaccrual status. Most of our serious doubt loans were in the commercial portfolio.

Serious-doubt loans	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Serious-doubt loans (in millions)	$15.7	$26.2	$18.8	$20.7
Ratio of serious doubt loans to total loan balances	0.19%	0.32%	0.23%	0.27%
Percent of serious-doubt loans in commercial portfolio	81%	88%	84%	63%
Loan portfolio composition
On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

Composition of the loan portfolio	At 6/30/07	At 3/31/07	At 12/31/06	6/30/06
Commercial/financial/agricultural	30%	30%	31%	32%
Commercial real estate/construction	21%	21%	21%	20%
Commercial mortgage	17%	17%	16%	16%
Residential mortgage	7%	7%	7%	6%
Home equity	4%	4%	4%	4%
Indirect loans	8%	8%	8%	8%
Credit card	1%	1%	1%	1%
Other consumer	5%	5%	5%	6%
Secured with liquid collateral	7%	7%	7%	7%
LOAN LOSS RESERVE AND LOAN LOSS PROVISION
We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses and we make subjective judgments about amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the Delaware Valley regional economy, market interest rates, and regulatory guidelines. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” in our 2006 Annual Report to Shareholders.
In light of the levels of past due, nonaccruing, and nonperforming loans at June 30, 2007, we believe that our loan loss reserve and loan loss provision reflected a reasonable assessment of inherent loan losses.

Provision for loan losses	2007 Q2	2006 Q2	2007 YTD	2006 YTD
Provision for loan losses (in millions)	$6.5	$4.2	$10.1	$8.2

Reserve for loan losses	At 6/30/07	At 3/31/07	At 12/31/06	At 6/30/06
Reserve for loan losses (in millions)	$97.5	$94.5	$94.2	$94.3
Loan loss reserve ratio	1.18%	1.17%	1.16%	1.22%
The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry a higher degree of risk than loans already in the portfolio.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. For more information about these instruments and contracts, read the discussion that begins on page 49 of the 2006 Annual Report to Shareholders.
The derivative instruments we use are primarily interest rate swap contracts and interest rate floor contracts. These instruments help us hedge the risk to interest income from fluctuations in floating interest rates on commercial loans and subordinated long-term debt. As of June 30, 2007, we had a total of $1,125.0 million hedged in derivative instruments, as follows:
•	$1.0 billion of interest rate floor contracts in connection with floating rate loans in our commercial loan portfolio, and
•	$125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt.
On March 31, 2006, we sold $250.0 million of interest rate swaps associated with the $250.0 million of subordinated long-term debt we issued on April 4, 2003. We realized a loss of $12.7 million in this transaction. We will recognize the amount of the loss over the remaining life of the debt, which matures in 2013, and record it in our income statement as interest expense on long-term debt.
We also use interest rate swap contracts to help loan clients manage their interest rate risk. These swaps let loan clients convert floating rate loan payments to fixed rate loan payments. When we enter into one of these contracts with a client, we simultaneously enter into a “mirror” swap contract with a third party (typically a financial institution) that exchanges the fixed rate loan payments for floating rate loan payments.
As of June 30, 2007, we had client swap contracts of $402.4 million and an equal amount of swap contracts with third parties to mirror the client swaps, for a total of $804.8 million of swaps associated with loans to clients.
Our other contractual obligations as of June 30, 2007, consisted of:
•	One $28.0 million loan from the Federal Home Loan Bank of Pittsburgh. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.
•	Lease commitments for offices, net of sublease arrangements, which total $72.6 million. In Delaware, we lease many of our branch offices. We lease all of our branch and other offices outside of Delaware.
•	An 82.41% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 3, 2007.
•	Certificates of deposit amounting to $4.37 billion.
•	Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.72 billion.
The following table summarizes our current contractual obligations and the periods over which they extend.

Payments due (in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit	$4,369.9	$4208.6	$60.1	$42.7	$58.5
Long-term debt obligations (1)	488.5	147.3	28.1	52.9	260.2
Operating lease obligations	72.6	12.0	30.0	16.7	13.9
Guaranty obligations	2.5	2.5	—	—	—
Total	$4,933.5	$4,370.4	$118.2	$112.3	$332.6

(1)	Contractual obligations associated with long-term debt obligations include future interest payments.

The long-term debt obligations referenced in the table above consist of two outstanding subordinated debt issues and Federal Home Loan Bank advances. The first debt issue, for $125.0 million, was issued in 1998, was used to support acquisitions and expansion, and is due in 2008. The second debt issue, for $250.0 million, was issued in 2003, was used for general liquidity purposes, and is due in 2013. Both of these debt issues are included in the “Long-term debt” line of our balance sheet.
Our agreements with CRM, RCM, Grant Tani Barash & Altman, and Wilmington Trust Conduit Services permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information about these agreements, refer to Note 4, “Affiliates and acquisitions,” which begins on page 75 of our 2006 Annual Report to Shareholders.
OTHER INFORMATION
ACCOUNTING PRONOUNCEMENTS
Refer to Note 12, “Accounting pronouncements,” of this report for a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations.
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
For more information about our critical accounting policies, refer to:
•	Note 2, “Summary of significant accounting policies,” which begins on page 71 of our 2006 Annual Report to Shareholders;
•	Note 1, “Accounting and reporting policies,” in this report; and
•	Note 12, “Accounting pronouncements,” in this report.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
CAUTIONARY STATEMENT
This report contains estimates, predictions, opinions, or other statements that might be construed as “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include references to our financial goals, dividend policy, financial and business trends, new business results and outlook, business prospects, marketing positioning, pricing trends, strategic initiatives, credit quality and the reserve for loans losses, the effects of changes in market interest rates, the effects of changes in securities valuations, the impact of accounting pronouncements, and other internal and external factors that could affect our financial performance.
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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
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
The main way we manage interest rate risk is to match, as closely as possible, the pricing and maturity characteristics of our assets with those of our liabilities. We do this by:
•	Using a blend of core deposits and national funding. National funding helps us match pricing and maturity characteristics because we can predict the balances of wholesale funding with more certainty than we can predict the balances of client deposits. We discuss our funding strategy more fully in the liquidity and funding section of this report.

•	Selling most of our new fixed rate residential mortgage production into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in fixed rate instruments that typically have 15- to 30-year maturities.

•	Managing the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read the investment securities discussion in this report.

•	Purchasing interest rate floors to hedge interest income risk associated with some of our floating rate commercial loans. For more information about this, read Note 5, “Derivative and hedging activities,” and the derivatives and hedging instruments discussion in this report.
For more information about our interest rate risk management strategies, read the discussion that begins on page 43 of our 2006 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Interest rate risk in the first six months of 2007
Our interest rate position at June 30, 2007, reflected our ability to match loan repricing characteristics closely with changes in the cost of funds.

As a percentage of total balances	At 6/30/07	At 12/31/06	At 6/30/06

Loans outstanding with floating rates	72%	74%	76%
Commercial floating rate loans repricing in ≤ 30 days	94%	93%	92%
Commercial loans tied to a prime rate	61%	61%	63%
Commercial loans tied to the 30-day LIBOR	33%	35%	31%

National CDs maturing in ≤ 90 days	68%	55%	59%
Short-term borrowings maturing in ≤ 90 days	98%	92%	94%
As the table above shows, as of June 30, 2007, most of our commercial floating rate loans were repricing faster than the cost of national funding. In other words, approximately $5.6 billion of loans were repricing within 30 or fewer days, while approximately $3.2 billion of national CDs and short-term borrowings were repricing in 90 or fewer days, as shown in the table below.

At June 30, 2007 (dollars in millions)	Balances	% repricing in ≤ 30 days	$ repricing in ≤ 30 days

Commercial floating rate loans	$5,966.8	94%	$5,608.8

Funding	Balances	% repricing in ≤ 90 days	$ repricing in ≤ 90 day

National CDs	$2,979.3	68%	$2,018.7
Short-term borrowings	$1,176.9	98%	$1,151.9
Total	$4,156.2	—	$3,170.6
Our interest rate risk position at the end of the first six months of 2007 also reflected stability in market interest rates, as shown in the comparison of yields and rates below. During the first half of the year, the yield on earning assets increased 4 basis points, while the cost of funds decreased 2 basis points.
Compared to June 30, 2006, however, the yield on earning assets was 26 basis points higher, but the cost of funds was 37 basis points higher. This was a function of actions the Federal Open Market Committee (FOMC) took in 2006. Between January and June 2006, the FOMC raised short-term interest rates four times, for a total of 100 basis points. After those increases, most of our floating rate loans had repriced by August, but core deposits continued to reprice throughout the second half of the year.

Selected yields and rates for the three months ended (on average)	6/30/07	12/31/06	6/30/06

Yields on earning assets
Commercial loans	8.13%	8.24%	7.93%
Retail loans	6.98%	6.95%	6.70%
Total loans	7.77%	7.82%	7.53%
Total earning assets	7.23%	7.19%	6.97%

Rates on funds to support earning assets
Core interest-bearing deposits	2.41%	2.35%	1.99%
Total interest-bearing deposits	3.66%	3.68%	3.18%
Total interest-bearing liabilities	3.97%	4.00%	3.56%
Total funds to support earning assets	3.50%	3.52%	3.13%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
The following table shows how our prime lending rate has changed. This rate serves as a point of reference for a substantial number of our commercial floating rate loans.

Wilmington Trust prime lending rate	At 6/30/07	At 12/31/06	At 6/30/06

Prime lending rate (period end)	8.25%	8.25%	7.90%
Prime lending rate (on average)	8.25%	7.96%	7.66%
For information on how our interest rate risk management strategies affected the net interest margin, read the net interest margin discussion in this report.
As of June 30, 2007, our interest rate risk simulation model projected that:
•	If short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 3.62% over the 12 months beginning June 30, 2007.

•	If short-term rates were to decrease gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would decline by 3.72% over the 12 months beginning June 30, 2007.

Impact of interest rate changes	For the 12 months	For the 12 months
on net interest income	beginning 6/30/07	beginning 12/31/06

Gradual increase of 250 basis points	3.62%	4.22%
Gradual decrease of 250 basis points	(3.72)%	(3.99)%
As of March 31, 2006, we adjusted the simulation to reflect two changes:
•	On March 31, 2006, we terminated $250 million of interest rate swaps that were associated with $250 million of subordinated long-term debt. We issued this debt at a fixed rate, which we immediately swapped for a floating rate. We terminated these swaps to eliminate the potential volatility of changing market valuations. For more information about these swaps, read Note 5, “Derivative and hedging activities,” and the derivatives and hedging instruments discussion in this report.

•	To reflect pricing characteristics more accurately, we changed some of the assets in the model from fixed rates to floating rates.
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
Financial markets also determine the valuations of investments in our securities portfolio, and can have positive or negative effects on the amount of interest income the securities portfolio generates. For more information about income from the investment securities portfolio, see the “Quarterly analysis of earnings” in this report.
Our exposure to financial market risk is mitigated by our mix of businesses, which produces a diversified stream of net interest and noninterest income. Most of our financial market risk is to the noninterest income from our advisory businesses. Some, but not all, of our advisory revenue is based on financial market valuations.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
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

Revenue subject to financial market risk	2007 Q2	2006 Q2	2007 YTD	2006 YTD

WAS trust and investment advisory revenue	$38.4	$33.1	$75.4	$67.5
CCS retirement services revenue	3.2	2.9	6.6	5.6
CCS investment/cash management revenue	3.0	2.5	6.3	4.6
Affiliate money manager revenue	6.5	5.8	11.3	10.6
Total revenue subject to financial market risk	$51.1	$44.3	$99.6	$88.3

Total noninterest income (after amortization)	$96.9	$86.3	$188.4	$169.0
Percent of total subject to financial market risk	53%	51%	53%	52%

Total net interest and noninterest income	$183.2	$172.5	$362.0	$338.5
Percent of total subject to financial market risk	28%	26%	28%	26%
ECONOMIC RISK
Economic risk is the risk to income from changes in economic conditions like employment and population levels and the consumption of goods and services. Changes in these and other conditions could change demand for the services we provide and ultimately, affect loan and deposit balances, revenue, net income, and overall results, positively or negatively.
Among our businesses, Regional Banking has the most exposure to economic risk, and most of that risk is tied to economic conditions within the Regional Banking geographic footprint. We believe this exposure is mitigated by the region’s diversified economy, which includes the life sciences, financial services, pharmaceuticals, health care, education, construction, manufacturing, retail, agriculture, and tourism sectors. This diversification provides a degree of economic stability and helps the region withstand the effects of downturns in any single sector.
According to the Federal Reserve Bank of Philadelphia, leading economic indexes for all three states in the Third District (Delaware, New Jersey, and Pennsylvania) were positive in June 2007 and suggested economic growth over the next nine months. Unemployment rates for Delaware, Pennsylvania, and New Jersey for June 2007 were below the U.S. national average.

Employment	June 2007		June 2006
indicators	Employment growth*	Unemployment rate	Unemployment rate

Delaware	0.8%	3.3%	3.6%
New Jersey	0.4%	4.3%	4.7%
Pennsylvania	0.9%	4.1%	4.8%
United States	1.5%	4.5%	4.6%

*	Year-over-year percent change.
Sources: U.S. Bureau of Labor Statistics and Federal Reserve Bank of Philadelphia.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
Population growth continued in the region, especially in Delaware. According to the U.S. Census Bureau, Delaware was the 15th fastest-growing state in the United States for the 12 months ended July 2006, and Delaware’s growth rate was more than double that of any state in the Bureau’s northeast geographic area.
The parts of Maryland within our Regional Banking footprint are slated to grow considerably due to the U.S. military’s Base Realignment and Closing (BRAC) initiative. One of the military bases slated to benefit is the Aberdeen Proving Ground, which is near our office in Bel Air, Maryland. According to the Associated Press, on April 27, 2007, a military spokesman said that the proving ground was expected to gain approximately 8,200 jobs between 2009 and 2011. According to a December 2006 report by the Maryland Department of Planning, BRAC will bring 45,000 to 60,000 direct and indirect jobs to the Baltimore region over the next eight years.
Delaware is among the East Coast’s leading poultry producers and we make loans to clients in the poultry industry. It is impossible to predict how an outbreak of avian influenza might affect the state’s economy, our credit quality, or our financial condition.

Poultry industry credit exposure (in millions)	At 6/30/07	At 12/31/06

Loans outstanding to poultry industry clients (approximately)	$63.5	$70.8
Total loans outstanding	$8,274.7	$8,094.9
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
Current conditions in the CDO market could affect CCS revenue. For more information about this, see the CCS discussion in this report.
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
In view of the operational and fiduciary risks inherent in the markets and businesses in which we engage, we aim to keep these risks at levels we believe are acceptable, through policies and procedures for authorizing, approving, documenting, and monitoring transactions, and for creating, selling, and managing investment products; trading securities; and selecting counterparties. All staff members share responsibility for adhering to our policies, procedures, and internal controls. Our internal auditors and other staff members continually monitor the overall effectiveness of our system of internal controls.
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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
REGULATORY RISK
Regulatory risk is the risk of sanctions that various state, federal, and other authorities may impose on us if we fail to comply adequately with regulatory requirements. These requirements include those specified by the Bank Secrecy Act, the USA PATRIOT Act, the Sarbanes-Oxley Act, the Securities and Exchange Commission, the New York Stock Exchange, and other applicable legal and regulatory requirements. To limit this risk, we employ policies and procedures to reduce the risk of failing to comply with these requirements. For more information about the regulatory requirements that affect us, read the section on regulatory matters in our 2006 Annual Report on Form 10-K.
LEGAL RISK
We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe that the ultimate resolution of any legal matters outstanding as of June 30, 2007, will have a materially adverse effect on our consolidated financial statements. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.
OTHER RISK
We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.
Item 4. Controls and Procedures.
Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the second quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
PART II – OTHER INFORMATION
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

				(d) Maximum
				Number (or
				Approximate
			(c) Total Number	Dollar Value) of
	(a) Total	(b)	of Shares (or	Shares (or Units)
	Number of	Average	Units) Purchased	that May Yet Be
	Shares (or	Price Paid	as Part of Publicly	Purchased Under
	Units)	per Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs	Programs

Month #1
April 1, 2007 – April 30, 2007	2,638	$40.46	2,638	6,598,830
Month #2
May 1, 2007 – May 31, 2007	619,946	$42.14	619,946	5,978,884
Month #3
June 1, 2007 – June 30, 2007	380,200	$42.35	380,200	5,598,684

Total	1,002,784	$42.21	1,002,784	5,598,684
In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.
The Federal Reserve Board’s policy is that bank holding companies should not pay dividends unless the institution’s prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
We believe our payment of dividends during the first quarter of 2007 was consistent with the Federal Reserve Board’s policy.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
At our Annual Shareholders’ Meeting on April 19, 2007 (Annual Meeting), the nominees proposed for directors of the Corporation were elected. Shareholders cast votes for those nominees as follows:

Nominee	For	Withheld
R. Keith Elliott	52,870,893.394	3,059,224.444
Gailen Krug	55,279,317.270	650,800.568
Stacey J. Mobley	54,276,235.302	1,653,882.536
The term of Carolyn S. Burger, Ted T. Cecala, Thomas L. duPont, Donald E. Foley, Robert V.A. Harra Jr., Rex L. Mears, David P. Roselle, Robert W. Tunnell Jr., and Susan D. Whiting continued after the Annual Meeting.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659) (1)

3.2	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Corporation (Commission File Number 1-14659) (2)

3.3	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659)(3)

10	Limited Liability Company Interest Purchase Agreement made as of May 4, 2007, among Bingham McCutchen LLP, Legg Mason, Inc., Bingham Legg Advisers, LLC, Wilmington Trust FSB, and Wilmington Trust Corporation (4)

31	Rule 13a-14(a)/15d-14(a) Certifications (4)

32	Section 1350 Certifications (4)

(1)	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2)	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3)	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)	Filed herewith.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: August 9, 2007	/s/ Ted T. Cecala
	Name:	Ted T. Cecala
	Title:	Chairman of the Board and Chief Executive Officer (Authorized Officer)

Date: August 9, 2007	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)