Form 10-Q
period 2007-09-30
WILMINGTON TRUST CORP
filed 2007-11-09
CIK 872821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2007
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:                         1-14659
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                   Outstanding as of September 30, 2007
------------------------------   ------------------------------------
COMMON STOCK - PAR VALUE $1.00            67,656,221

                  WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

                          THIRD QUARTER 2007 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)
            Consolidated Statements of Condition                              1
            Consolidated Statements of Income                                 3
            Consolidated Statements of Cash Flows                             5
            Notes to Consolidated Financial Statements                        8

Item 2   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
            Company overview                                                 24
            Summary of results                                               27
            Regional Banking, net interest income, and net interest
               margin                                                        33
            Wealth Advisory Services, Corporate Client Services, and
               other noninterest income                                      47
            Assets under management and administration                       51
            Noninterest expenses                                             53
            Capital resources and funding                                    55
            Asset quality                                                    60

Item 3   Quantitative and Qualitative Disclosures About Market Risk          67

Item 4   Controls and Procedures                                             73

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                   74

Item 1A  Risk Factors                                                        74

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         74

Item 3   Defaults upon Senior Securities                                     75

Item 4   Submission of Matters to a Vote of Security Holders                 75

Item 5   Other Information                                                   75

Item 6   Exhibits                                                            75

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
Wilmington Trust Corporation and subsidiaries

                                                       ----------------------------
                                                       SEPTEMBER 30,   DECEMBER 31,
(In millions; except share amounts)                         2007           2006
-----------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                  $   286.3       $   249.7
                                                       ----------------------------
Federal funds sold and securities purchased
   under agreements to resell                                 16.5            68.9
                                                       ----------------------------
Investment securities available for sale:
   U.S. Treasury                                             101.9           125.2
   Government agencies                                       701.4           807.1
   Obligations of state and political subdivisions            17.5             8.1
   Mortgage-backed securities                                581.7           689.3
   Other securities                                          446.7           483.2
-----------------------------------------------------------------------------------
      Total investment securities available for sale       1,849.2         2,112.9
                                                       ----------------------------
Investment securities held to maturity:
   Obligations of state and political subdivisions
      (fair values of $1.0 and $1.5, respectively)             1.0             1.4
   Other securities (fair values of $1.2 and $0.3,
      respectively)                                            1.2             0.3
-----------------------------------------------------------------------------------
      Total investment securities held to maturity             2.2             1.7
                                                       ----------------------------
Loans:
   Commercial, financial, and agricultural                 2,529.0         2,533.5
   Real estate - construction                              1,759.9         1,663.9
   Mortgage - commercial                                   1,388.8         1,296.1
-----------------------------------------------------------------------------------
      Total commercial loans                               5,677.7         5,493.5
                                                       ----------------------------
   Mortgage - residential                                    566.3           536.9
   Consumer                                                1,546.0         1,517.0
   Secured with liquid collateral                            546.5           547.5
-----------------------------------------------------------------------------------
      Total retail loans                                   2,658.8         2,601.4
                                                       ----------------------------
      Total loans, net of unearned income                  8,336.5         8,094.9
   Reserve for loan losses                                  (101.6)          (94.2)
-----------------------------------------------------------------------------------
      Net loans                                            8,234.9         8,000.7
                                                       ----------------------------
Premises and equipment, net                                  148.9           150.3
Goodwill, net of amortization                                329.0           291.4
Other intangible assets, net of amortization                  38.7            35.4
Accrued interest receivable                                   82.1            74.0
Other assets                                                 199.3           172.0
-----------------------------------------------------------------------------------
      Total assets                                       $11,187.1       $11,157.0
                                                       ============================

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                        ----------------------------
                                                        SEPTEMBER 30,   DECEMBER 31,
(In millions; except share amounts)                         2007            2006
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                             $   827.8       $   913.6
   Interest-bearing:
      Savings                                                 580.1           313.8
      Interest-bearing demand                               2,202.3         2,417.5
      Certificates < $100,000                               1,002.4         1,012.6
      Local CDs > or = $100,000                               389.6           474.4
------------------------------------------------------------------------------------
         Total core deposits                                5,002.2         5,131.9
                                                        ----------------------------
      National money market deposits                          144.4           143.1
      National CDs > or = $100,000                          2,353.1         3,054.1
------------------------------------------------------------------------------------
         Total deposits                                     7,499.7         8,329.1
                                                        ----------------------------
Short-term borrowings:
   Federal funds purchased and securities sold
      under agreements to repurchase                        1,915.5         1,130.8
   U.S. Treasury demand                                        40.9            13.0
   Line of credit                                              10.0            15.0
------------------------------------------------------------------------------------
      Total short-term borrowings                           1,966.4         1,158.8
                                                        ----------------------------
Accrued interest payable                                       80.5            75.2
Other liabilities                                             150.9           146.1
Long-term debt                                                391.5           388.5
------------------------------------------------------------------------------------
      Total liabilities                                    10,089.0        10,097.7
                                                        ----------------------------
Minority interest                                               0.1              --
                                                        ----------------------------
Stockholders' equity:
   Common stock ($1.00 par value) authorized
      150,000,000 shares; issued 78,528,346                    78.5            78.5
   Capital surplus                                            185.9           168.6
   Retained earnings                                        1,199.4         1,130.4
   Accumulated other comprehensive loss                       (47.7)          (52.7)
------------------------------------------------------------------------------------
      Total contributed capital and retained earnings       1,416.1         1,324.8
   Less: Treasury stock, at cost, 10,872,125 and
      10,068,832 shares, respectively                        (318.1)         (265.5)
------------------------------------------------------------------------------------
      Total stockholders' equity                            1,098.0         1,059.3
                                                        ----------------------------
      Total liabilities and stockholders' equity          $11,187.1       $11,157.0
                                                        ============================

See Notes to Consolidated Financial Statements

                   WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Wilmington Trust Corporation and subsidiaries

                                                         ------------------------------------------
                                                         FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                         ------------------------------------------
(In millions; except share amounts)                          2007     2006         2007     2006
---------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest and fees on loans                                  $160.7   $152.6       $473.1   $427.6
Interest and dividends on investment securities:
   Taxable interest                                           21.1     20.5         65.4     59.7
   Tax-exempt interest                                         0.1      0.1          0.4      0.4
   Dividends                                                   1.1      1.5          3.7      4.5
Interest on federal funds sold and securities
   purchased under agreements to resell                        0.4      0.3          1.6      0.7
---------------------------------------------------------------------------------------------------
   Total interest income                                     183.4    175.0        544.2    492.9
                                                         ------------------------------------------
Interest on deposits                                          66.0     61.8        198.3    164.0
Interest on short-term borrowings                             16.7     13.5         48.3     38.6
Interest on long-term debt                                     6.6      6.7         19.9     19.6
---------------------------------------------------------------------------------------------------
   Total interest expense                                     89.3     82.0        266.5    222.2
                                                         ------------------------------------------
Net interest income                                           94.1     93.0        277.7    270.7
Provision for loan losses                                     (8.9)    (6.6)       (19.0)   (14.8)
---------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses        85.2     86.4        258.7    255.9
                                                         ------------------------------------------
NONINTEREST INCOME
Advisory fees:
   Wealth Advisory Services:
      Trust and investment advisory services                  40.5     33.0        115.8    100.4
      Mutual fund fees                                         5.3      5.3         15.4     15.0
      Planning and other services                             10.3      8.8         29.8     25.1
---------------------------------------------------------------------------------------------------
         Total Wealth Advisory Services                       56.1     47.1        161.0    140.5
                                                         ------------------------------------------
   Corporate Client Services:
      Capital markets services                                10.2      8.7         31.5     26.6
      Entity management services                               7.4      6.8         21.9     19.8
      Retirement services                                      3.0      2.9          9.6      8.6
      Investment/cash management services                      3.0      2.7          9.4      7.3
---------------------------------------------------------------------------------------------------
         Total Corporate Client Services                      23.6     21.1         72.4     62.3
                                                         ------------------------------------------
   Cramer Rosenthal McGlynn                                    4.2      4.6         15.2     14.1
   Roxbury Capital Management                                  0.4       --          0.7      1.1
---------------------------------------------------------------------------------------------------
      Advisory fees                                           84.3     72.8        249.3    218.0
   Amortization of affiliate intangibles                      (1.2)    (1.1)        (3.4)    (3.1)
---------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                             83.1     71.7        245.9    214.9
                                                         ------------------------------------------
Service charges on deposit accounts                            7.2      7.3         21.0     21.1
Loan fees and late charges                                     2.1      2.1          6.2      5.9
Card fees                                                      2.0      2.4          5.9      6.7
Other noninterest income                                       0.6      1.0          4.3      5.0
Securities gains/(losses)                                     (0.2)     0.1         (0.1)      --
---------------------------------------------------------------------------------------------------
   Total noninterest income                                   94.8     84.6        283.2    253.6
                                                         ------------------------------------------
   Net interest and noninterest income                      $180.0   $171.0       $541.9   $509.5
                                                         ------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                      ------------------------------------------
                                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                      ------------------------------------------
(In millions; except share amounts)                       2007      2006        2007      2006
------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages                                      $  44.1   $  39.5     $ 127.7   $ 114.1
Incentives and bonuses                                     10.0       8.9        35.4      29.5
Employment benefits                                        12.7      11.4        38.9      36.8
Net occupancy                                               7.3       6.7        20.9      19.0
Furniture, equipment, and supplies                         10.0       9.2        29.5      28.2
Advertising and contributions                               2.0       2.2         7.5       6.2
Servicing and consulting fees                               2.6       2.8         7.8       7.5
Subadvisor expense                                          2.7       2.7         7.7       8.4
Travel, entertainment, and training                         2.8       2.5         7.4       7.0
Originating and processing fees                             2.8       2.8         8.0       8.0
Legal and auditing fees                                     2.2       1.7         6.4       4.9
Impairment write-down                                        --      72.3          --      72.3
Other noninterest expense                                  11.6       8.2        30.0      24.9
------------------------------------------------------------------------------------------------
   Total noninterest expense                              110.8     170.9       327.2     366.8
                                                      ------------------------------------------
NET INCOME
   Income before income taxes and minority interest        69.2       0.1       214.7     142.7
Income tax expense                                         22.9      (5.0)       75.9      46.3
------------------------------------------------------------------------------------------------
   Net income before minority interest                     46.3       5.1       138.8      96.4
Minority interest                                           0.1      (0.1)        0.8       0.1
------------------------------------------------------------------------------------------------
   Net income                                           $  46.2   $   5.2     $ 138.0   $  96.3
                                                      ==========================================
Net income per share:
   Basic                                                $  0.68   $  0.08     $  2.02   $  1.41
                                                      ==========================================
   Diluted                                              $  0.67   $  0.07     $  1.99   $  1.38
                                                      ==========================================
Weighted average shares outstanding (in thousands):
   Basic                                                 67,698    68,647      68,206    68,399
   Diluted                                               68,582    69,900      69,222    69,695

See Notes to Consolidated Financial Statements

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Wilmington Trust Corporation and Subsidiaries

                                                                          -----------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30 (in millions)                        2007      2006
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                             $ 138.0   $  96.3
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                              19.0      14.8
      Provision for depreciation and other amortization                      17.0      15.0
      Impairment write-down                                                    --      72.3
      Amortization of other intangible assets                                 4.3       4.0
      Minority interest in net income                                         0.8       0.1
      (Accretion)/amortization of discounts and premiums on investment
         securities available for sale                                       (0.7)      0.9
      Deferred income taxes                                                   1.6     (11.8)
      Employer pension contribution                                         (10.0)    (15.0)
      Originations of residential mortgages available for sale              (78.5)    (62.4)
      Gross proceeds from sales of residential mortgages                     79.3      63.0
      Gains on sales of residential mortgages                                (0.8)     (0.6)
      Securities losses                                                       0.1        --
      Stock-based compensation expense                                        6.2       5.6
      Tax benefit realized on employee exercise of stock options             (1.2)     (4.3)
      Increase in other assets                                              (27.1)    (11.5)
      Increase in other liabilities                                          17.6      46.5
-------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          165.6     212.9
                                                                          -----------------
INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale           43.6      21.2
   Proceeds from maturities of investment securities available for sale     934.0     660.7
   Proceeds from maturities of investment securities held to maturity         0.4       0.6
   Purchases of investment securities available for sale                   (715.7)   (732.4)
   Purchases of investment securities held to maturity                       (0.9)       --
   Cash paid for acquisitions                                               (27.9)     (2.6)
   Investment in affiliates                                                 (17.9)    (15.9)
   Purchase of client list                                                     --      (0.6)
   Purchases of residential mortgages                                        (7.0)    (10.7)
   Net increase in loans                                                   (246.2)   (384.4)
   Purchases of premises and equipment                                      (12.8)    (20.3)
   Dispositions of premises and equipment                                     0.2       1.6
   Increase in interest rate floor contracts                                   --     (20.7)
   Swap termination                                                            --     (12.7)
-------------------------------------------------------------------------------------------
         Net cash used for investing activities                           $ (50.2)  $(516.2)
                                                                          -----------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                      -----------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30 (in millions)                    2007      2006
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in demand, savings, and interest-bearing demand
      deposits                                                        $ (33.4)  $(129.8)
   Net (decrease)/increase  in certificates of deposit                 (796.0)    724.8
   Net increase/(decrease) in federal funds purchased and
      securities sold under agreements to repurchase                    784.7    (208.9)
   Net increase/(decrease) in U.S. Treasury demand deposits              27.9     (11.1)
   Net (decrease)/increase in line of credit                             (5.0)     15.0
   Cash dividends                                                       (67.4)    (63.5)
   Distributions to minority shareholders                                (0.7)       --
   Proceeds from common stock issued under employment benefit plans      22.4      29.8
   Tax benefit realized on employee exercise of stock options             1.2       4.3
   Acquisition of treasury stock                                        (65.1)    (29.1)
---------------------------------------------------------------------------------------
      Net cash (used for)/provided by financing activities             (131.4)    331.5
                                                                      -----------------
   Effect of foreign currency translation on cash                         0.2       0.3
                                                                      -----------------
   (Decrease)/increase in cash and cash equivalents                     (15.8)     28.5
   Cash and cash equivalents at beginning of period                     318.6     278.3
---------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                      $ 302.8   $ 306.8
                                                                      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      -----------------
CASH PAID DURING THE NINE MONTHS ENDED SEPTEMBER 30 (in millions)       2007      2006
---------------------------------------------------------------------------------------
Interest                                                               $261.2    $190.7
Taxes                                                                    70.2      79.9

Liabilities were assumed in connection with our interests in Cramer Rosenthal McGlynn, LLC and Roxbury Capital Management, LLC; and our acquisitions of Bingham Legg Advisers, LLC; GTBA Holdings, Inc.; Amaco (Luxembourg) S.A.; and PwC Corporate Services (Cayman) Limited as follows.

                                                                              ---------------
LIABILITIES ASSUMED DURING THE NINE MONTHS ENDED SEPTEMBER 30 (in millions)    2007     2006
---------------------------------------------------------------------------------------------
Fair value of assets acquired                                                 $  4.6   $  0.3
Goodwill and other intangible assets from acquisitions                          43.7     19.7
Cash paid                                                                      (45.8)   (19.1)
---------------------------------------------------------------------------------------------
   Liabilities assumed                                                        $  2.5   $  0.9

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                         -------------
NON-CASH ITEMS DURING THE NINE MONTHS ENDED SEPTEMBER 30 (in millions)    2007    2006
--------------------------------------------------------------------------------------
Net unrealized gains/(losses) on securities,
   net of tax of $(0.9) and $1.6, respectively                           $(1.5)  $ 2.9
Net unrealized holding gains/(losses) on derivatives used for
   cash flow hedges, net of tax of $2.1 and $(0.2), respectively           3.8    (0.6)
Foreign currency translation adjustment, net of tax of $0.3 and $0.4,
   respectively                                                            0.6     0.8
Adoption of FASB Interpretation No. 48                                    (1.6)     --
Amortization of derivative costs, net of tax of $0.4 and $0.0,
   respectively                                                            0.9     0.1
Minimum pension liability adjustment, net of tax of $0.7                   1.3      --
Postretirement benefits liability adjustment, net of tax of $0.1          (0.3)     --
SERP (1) liability adjustment, net of tax of $0.2                          0.2      --

(1)  Supplemental executive retirement plan

See Notes to Consolidated Financial Statements

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, stock-based employee compensation, goodwill impairment, loan origination fees, income taxes, and other items. We evaluate these estimates on an ongoing basis.

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

Our consolidated financial statements include the accounts of Wilmington Trust Corporation (Corporation), our wholly owned subsidiaries, and subsidiaries (except for CRM) in which we are majority owner. We eliminate intercompany balances and transactions in consolidation. Although we are majority owner of CRM, we do not consolidate its results because CRM owners retain control over certain governance matters. We do not consolidate the results of RCM because we are not majority owner and RCM owners retain control over certain governance matters. For more information about our accounting policies, read Note 2, "Summary of significant accounting policies," in our 2006 Annual Report to Shareholders. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, "Affiliates and acquisitions," in our 2006 Annual Report to Shareholders.

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 2 - STOCK-BASED COMPENSATION PLANS

We offer four types of stock-based compensation plans: long-term stock-based incentive plans, an executive incentive plan, an employee stock purchase plan, and a directors' deferred fee plan. The Compensation Committee and the Select Committee of our Board of Directors administer these plans. We account for these plans in accordance with SFAS No. 123 (revised), "Share-Based Payment." For more information about these plans and how we determine valuations of stock-based awards, read Note 18, "Stock-based compensation plans," in our 2006 Annual Report to Shareholders.

At September 30, 2007, we held approximately 10.9 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

----------------------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------
EFFECTS OF STOCK-BASED COMPENSATION (in millions)        2007      2006        2007       2006
----------------------------------------------------------------------------------------------
Compensation expense                                     $1.6      $1.9        $6.2       $5.6
----------------------------------------------------------------------------------------------
Tax benefit                                               0.6       0.7         2.2        2.0
----------------------------------------------------------------------------------------------
Net income effect                                        $1.0      $1.2        $4.0       $3.6
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                  FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------
STOCK OPTION VALUATION ASSUMPTIONS              2007              2006              2007              2006
----------------------------------------------------------------------------------------------------------
Risk-free interest rate                4.28% -  4.60%    4.53% -  4.85%    4.28% -  4.84%    4.51% -  4.94%
----------------------------------------------------------------------------------------------------------
Volatility of Corporation's stock     13.53% - 13.88%   14.39% - 14.82%   13.53% - 18.25%   14.39% - 20.82%
----------------------------------------------------------------------------------------------------------
Expected dividend yield                3.32% -  3.32%    2.79% -  2.83%    2.88% -  3.32%    2.72% -  2.86%
----------------------------------------------------------------------------------------------------------
Expected life of options             4.5 - 8.2 years   4.3 - 8.4 years   4.5 - 8.2 years   4.3 - 8.4 years
----------------------------------------------------------------------------------------------------------

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

LONG-TERM STOCK-BASED INCENTIVE PLANS

-------------------------------------------------------------------------------------------
                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------
OPTIONS EXERCISED (dollars in millions)            2007       2006       2007        2006
-------------------------------------------------------------------------------------------
Number of options exercised                       188,607    272,510    627,294   1,026,890
-------------------------------------------------------------------------------------------
Total intrinsic value of options exercised       $    1.1   $    1.4   $    3.5  $      4.7
-------------------------------------------------------------------------------------------
Cash received from options exercised             $    6.1   $    7.9   $   22.4  $     29.8
-------------------------------------------------------------------------------------------
Tax deduction realized from options exercised    $    0.7   $    1.4   $    2.3  $      5.7
-------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

----------------------------------------------------------------------------------------------
                                                                   WEIGHTED
                                                     WEIGHTED       AVERAGE          AGGREGATE
                                                      AVERAGE     REMAINING    INTRINSIC VALUE
STOCK OPTION ACTIVITY FOR THE THREE                  EXERCISE   CONTRACTUAL         PER OPTION
MONTHS ENDED SEPTEMBER 30, 2007       STOCK OPTIONS     PRICE          TERM        OUTSTANDING
----------------------------------------------------------------------------------------------
Outstanding at July 1, 2007             6,610,686      $35.12     6.0 years          $6.09
----------------------------------------------------------------------------------------------
   Granted                                  8,900      $40.48                        $4.91
----------------------------------------------------------------------------------------------
   Exercised                             (188,607)     $30.97                        $5.75
----------------------------------------------------------------------------------------------
   Expired                                 (1,800)     $29.75                        $5.33
----------------------------------------------------------------------------------------------
   Forfeited                             (110,046)     $39.83                        $7.88
----------------------------------------------------------------------------------------------
Outstanding at September 30, 2007       6,319,133      $35.17     6.1 years          $6.07
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Exercisable at September 30, 2007       3,616,195      $31.21     4.3 years          $5.75
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                                   WEIGHTED
                                                      WEIGHTED      AVERAGE          AGGREGATE
                                                       AVERAGE    REMAINING    INTRINSIC VALUE
STOCK OPTION ACTIVITY FOR THE THREE                   EXERCISE  CONTRACTUAL         PER OPTION
MONTHS ENDED SEPTEMBER 30, 2006       STOCK OPTIONS      PRICE         TERM        OUTSTANDING
----------------------------------------------------------------------------------------------
Outstanding at July 1, 2006             6,493,846       $33.11    6.3 years         $5.96
----------------------------------------------------------------------------------------------
   Granted                                 41,736       $42.72
----------------------------------------------------------------------------------------------
   Exercised                             (272,510)      $35.73
----------------------------------------------------------------------------------------------
   Expired                                 (1,300)      $27.86
----------------------------------------------------------------------------------------------
   Forfeited                              (44,415)      $36.93
----------------------------------------------------------------------------------------------
Outstanding at September 30, 2006       6,217,357       $33.35    6.4 years         $5.89
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Exercisable at September 30, 2006       3,325,858       $29.28    4.6 years         $5.44
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                                   WEIGHTED
                                                      WEIGHTED      AVERAGE          AGGREGATE
                                                       AVERAGE    REMAINING    INTRINSIC VALUE
STOCK OPTION ACTIVITY FOR THE NINE                    EXERCISE  CONTRACTUAL         PER OPTION
MONTHS ENDED SEPTEMBER 30, 2007       STOCK OPTIONS      PRICE         TERM        OUTSTANDING
----------------------------------------------------------------------------------------------
Outstanding at January 1, 2007          6,161,967       $33.43    6.3 years         $5.89
----------------------------------------------------------------------------------------------
   Granted                                964,933       $43.62                      $7.02
----------------------------------------------------------------------------------------------
   Exercised                             (627,294)      $29.85                      $5.50
----------------------------------------------------------------------------------------------
   Expired                                 (3,000)      $28.75                      $5.17
----------------------------------------------------------------------------------------------
   Forfeited                             (177,473)      $38.50                      $7.55
----------------------------------------------------------------------------------------------
Outstanding at September 30, 2007       6,319,133       $35.17    6.1 years         $6.07
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Exercisable at September 30, 2007       3,616,195       $31.21    4.3 years         $5.75
----------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

----------------------------------------------------------------------------------------------
                                                                   WEIGHTED
                                                     WEIGHTED       AVERAGE          AGGREGATE
                                                      AVERAGE     REMAINING    INTRINSIC VALUE
STOCK OPTION ACTIVITY FOR THE NINE                   EXERCISE   CONTRACTUAL         PER OPTION
MONTHS ENDED SEPTEMBER 30, 2006       STOCK OPTIONS     PRICE          TERM        OUTSTANDING
----------------------------------------------------------------------------------------------
Outstanding at January 1, 2006          6,335,292      $30.56     6.8 years         $5.48
----------------------------------------------------------------------------------------------
   Granted                                998,202      $43.19
----------------------------------------------------------------------------------------------
   Exercised                           (1,026,890)     $27.21
----------------------------------------------------------------------------------------------
   Expired                                 (2,100)     $27.38
----------------------------------------------------------------------------------------------
   Forfeited                              (87,147)     $35.87
----------------------------------------------------------------------------------------------
Outstanding at September 30, 2006       6,217,357      $33.35     6.4 years         $5.89
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Exercisable at September 30, 2006       3,325,858      $29.28     4.6 years         $5.44
----------------------------------------------------------------------------------------------

UNVESTED STOCK OPTIONS

At September 30, 2007, total unrecognized compensation cost related to unvested options was $8.6 million. We expect to record that expense over a weighted average period of 1.9 years.

----------------------------------------------------------------------------------------------
                                                                              WEIGHTED AVERAGE
UNVESTED STOCK OPTIONS FOR THE THREE                                                FAIR VALUE
MONTHS ENDED SEPTEMBER 30, 2007                    STOCK OPTIONS                 AT GRANT DATE
----------------------------------------------------------------------------------------------
Unvested at July 1, 2007                               2,819,494                     $6.55
----------------------------------------------------------------------------------------------
   Granted                                                 8,900                     $4.91
----------------------------------------------------------------------------------------------
   Vested                                                (19,256)                    $5.93
----------------------------------------------------------------------------------------------
   Exercised                                                  --                        --
----------------------------------------------------------------------------------------------
   Expired                                                    --                        --
----------------------------------------------------------------------------------------------
   Forfeited                                            (106,200)                    $7.99
----------------------------------------------------------------------------------------------
Unvested at September 30, 2007                         2,702,938                     $6.49
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                                              WEIGHTED AVERAGE
UNVESTED STOCK OPTIONS FOR THE THREE                                                FAIR VALUE
MONTHS ENDED SEPTEMBER 30, 2006                    STOCK OPTIONS                 AT GRANT DATE
----------------------------------------------------------------------------------------------
Unvested at July 1, 2006                               2,894,613                     $6.63
----------------------------------------------------------------------------------------------
   Granted                                                41,736                     $6.03
----------------------------------------------------------------------------------------------
   Vested                                                 (6,035)                    $5.93
----------------------------------------------------------------------------------------------
   Exercised                                                  --                        --
----------------------------------------------------------------------------------------------
   Expired                                                    --                        --
----------------------------------------------------------------------------------------------
   Forfeited                                             (38,815)                    $5.78
----------------------------------------------------------------------------------------------
Unvested at September 30, 2006                         2,891,499                     $6.41
----------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

----------------------------------------------------------------------------------
UNVESTED STOCK OPTIONS FOR THE NINE MONTHS                   WEIGHTED AVERAGE FAIR
ENDED SEPTEMBER 30, 2007                     STOCK OPTIONS    VALUE AT GRANT DATE
----------------------------------------------------------------------------------
Unvested at January 1, 2007                    2,850,400             $6.41
----------------------------------------------------------------------------------
   Granted                                       964,933             $7.02
----------------------------------------------------------------------------------
   Vested                                       (946,472)            $6.67
----------------------------------------------------------------------------------
   Exercised                                      (1,000)            $5.38
----------------------------------------------------------------------------------
   Expired                                            --                --
----------------------------------------------------------------------------------
   Forfeited                                    (164,923)            $7.19
----------------------------------------------------------------------------------
Unvested at September 30, 2007                 2,702,938             $6.49
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
UNVESTED STOCK OPTIONS FOR THE NINE MONTHS                   WEIGHTED AVERAGE FAIR
ENDED SEPTEMBER 30, 2006                     STOCK OPTIONS    VALUE AT GRANT DATE
----------------------------------------------------------------------------------
Unvested at January 1, 2006                     3,301,358            $5.59
----------------------------------------------------------------------------------
   Granted                                        998,202            $7.10
----------------------------------------------------------------------------------
   Vested                                      (1,329,314)           $4.95
----------------------------------------------------------------------------------
   Exercised                                           --               --
----------------------------------------------------------------------------------
   Expired                                             --               --
----------------------------------------------------------------------------------
   Forfeited                                      (78,747)           $5.81
----------------------------------------------------------------------------------
Unvested at September 30, 2006                  2,891,499            $6.41
----------------------------------------------------------------------------------

RESTRICTED STOCK GRANTS

We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At September 30, 2007, total unrecognized compensation cost related to restricted stock grants was $1.8 million. We expect to record that expense over a weighted average period of 1.3 years.

Under our incentive plans, the vesting period for restricted stock awards is accelerated upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award instead of amortizing the expense over the vesting period of the award. In the 2007 third quarter, we recorded $0.2 million of expense for restricted stock grants. In the first nine months of 2007, we recorded $1.9 million of expense for restricted stock grants.

---------------------------------------------------------------------------------
RESTRICTED STOCK ACTIVITY FOR THE                           WEIGHTED AVERAGE FAIR
THREE MONTHS ENDED SEPTEMBER 30, 2007   RESTRICTED SHARES    VALUE AT GRANT DATE
---------------------------------------------------------------------------------
Outstanding at July 1, 2007                   90,874                $42.72
---------------------------------------------------------------------------------
   Granted                                        --                    --
---------------------------------------------------------------------------------
   Vested                                         --                    --
---------------------------------------------------------------------------------
   Forfeited                                  (4,743)               $41.82
---------------------------------------------------------------------------------
Outstanding at September 30, 2007             86,131                $42.77
---------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

---------------------------------------------------------------------------------
RESTRICTED STOCK ACTIVITY FOR THE                           WEIGHTED AVERAGE FAIR
THREE MONTHS ENDED SEPTEMBER 30, 2006   RESTRICTED SHARES    VALUE AT GRANT DATE
---------------------------------------------------------------------------------
Outstanding at July 1, 2006                   53,719                $40.75
---------------------------------------------------------------------------------
   Granted                                     3,000                $42.31
---------------------------------------------------------------------------------
   Vested                                         --                    --
---------------------------------------------------------------------------------
   Forfeited                                   (984)                $40.60
---------------------------------------------------------------------------------
Outstanding at September 30, 2006             55,735                $40.84
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
RESTRICTED STOCK ACTIVITY
FOR THE NINE MONTHS ENDED SEPTEMBER                         WEIGHTED AVERAGE FAIR
30, 2007                                RESTRICTED SHARES    VALUE AT GRANT DATE
---------------------------------------------------------------------------------
Outstanding at January 1, 2007                55,735                $40.84
---------------------------------------------------------------------------------
   Granted                                    54,370                $43.36
---------------------------------------------------------------------------------
   Vested                                    (19,231)               $39.07
---------------------------------------------------------------------------------
   Forfeited                                  (4,743)               $41.82
---------------------------------------------------------------------------------
Outstanding at September 30, 2007             86,131                $42.77
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
RESTRICTED STOCK ACTIVITY
FOR THE NINE MONTHS ENDED SEPTEMBER                         WEIGHTED AVERAGE FAIR
30, 2006                                RESTRICTED SHARES    VALUE AT GRANT DATE
---------------------------------------------------------------------------------
Outstanding at January 1, 2006                25,730                $34.84
---------------------------------------------------------------------------------
   Granted                                    40,860                $43.23
---------------------------------------------------------------------------------
   Vested                                     (9,871)               $35.12
---------------------------------------------------------------------------------
   Forfeited                                    (984)               $40.60
---------------------------------------------------------------------------------
Outstanding at September 30, 2006             55,735                $40.84
---------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN

For the employee stock purchase plan, we record stock-based compensation expense that represents the fair value of plan participants' options to purchase shares, amortized over the plan's fiscal year. For the three months ended September 30, 2007, total recognized compensation cost related to the employee stock purchase plan was $0.2 million and total unrecognized compensation cost related to this plan was $0.5 million. For the nine months ended September 30, 2007, total recognized compensation cost related to the employee stock purchase plan was $0.5 million and total unrecognized compensation cost related to this plan was $0.5 million.

----------------------------------------------------------------------------------------------------
                                              SHARES RESERVED FOR   SUBSCRIPTIONS
EMPLOYEE STOCK PURCHASE PLAN                 FUTURE SUBSCRIPTIONS    OUTSTANDING     PRICE PER SHARE
----------------------------------------------------------------------------------------------------
Balance at January 1, 2006                          590,290             106,836
----------------------------------------------------------------------------------------------------
Subscriptions entered into on June 1, 2006          (95,551)             95,551               $37.06
----------------------------------------------------------------------------------------------------
   Forfeitures                                        6,038              (6,038)     $30.54 - $37.06
----------------------------------------------------------------------------------------------------
   Shares issued                                         --            (102,348)              $30.54
----------------------------------------------------------------------------------------------------
Balance at January 1, 2007                          500,777              94,001
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Subscriptions entered into on June 1, 2007         (106,012)            106,012               $36.64
----------------------------------------------------------------------------------------------------
   Forfeitures                                        2,090              (2,090)              $37.06
----------------------------------------------------------------------------------------------------
   Shares issued                                         --             (91,911)              $37.06
----------------------------------------------------------------------------------------------------
Balance at June 30, 2007                            396,855             106,012
----------------------------------------------------------------------------------------------------
   Forfeitures                                        1,639              (1,639)              $36.64
----------------------------------------------------------------------------------------------------
Balance at September 30, 2007                       398,494             104,373
----------------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 3 - COMPREHENSIVE INCOME

                                                               --------------------   -------------------
                                                               FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                               ------------------------------------------
COMPREHENSIVE INCOME (in millions)                                  2007    2006          2007     2006
---------------------------------------------------------------------------------------------------------
Net income                                                         $46.2   $ 5.2         $138.0   $96.3
Other comprehensive income, net of tax:
   Net unrealized gains/(losses) on securities                       5.2    20.1           (1.6)    2.9
   Reclassification adjustment for securities losses/(gains)
      included in net income                                         0.1    (0.1)           0.1      --
   Net unrealized holding gains/(losses) arising during
      the period on derivatives used for cash flow hedges            8.8     5.2            3.8    (0.6)
   Amortization of derivative costs                                  0.4     0.1            0.9     0.1
   Foreign currency translation adjustments                          0.3     0.1            0.6     0.8
   SERP liability adjustment                                          --      --            0.2      --
   Postretirement benefits liability adjustment                      0.3      --           (0.3)     --
   Minimum pension liability adjustment                              0.5      --            1.3      --
---------------------------------------------------------------------------------------------------------
      Total comprehensive income                                   $61.8   $30.6         $143.0   $99.5
                                                               ==========================================

NOTE 4 - EARNINGS PER SHARE

                                                               --------------------   -------------------
COMPUTATION OF BASIC AND DILUTED NET EARNINGS PER SHARE        FOR THE THREE MONTHS   FOR THE NINE MONTHS
(in millions, except earnings per share and dividends per       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
share)                                                             2007     2006         2007      2006
---------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                     $ 46.2   $  5.2        $138.0   $96.3
Denominator for basic earnings per share -
   weighted-average shares                                          67.7     68.6          68.2    68.4
---------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                            0.9      1.3           1.0     1.3
---------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed conversions         68.6     69.9          69.2    69.7
---------------------------------------------------------------------------------------------------------
Basic earnings per share                                          $ 0.68   $ 0.08        $ 2.02   $1.41
                                                               ==========================================
Diluted earnings per share                                        $ 0.67   $ 0.07        $ 1.99   $1.38
                                                               ==========================================
Cash dividends declared per share                                 $0.335   $0.315        $0.985   $0.93
Anti-dilutive stock options excluded                                 0.2      0.2           0.2     0.6

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

We use derivative financial instruments, primarily interest rate swaps and floors, to manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.

As of September 30, 2007, the notional amount hedged in derivative instruments for our own interest rate risk management purposes amounted to $1,125.0 million, as follows:

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

- $1,000.0 million of interest rate floor contracts in connection with floating rate loans in our commercial loan portfolio, and

- $125.0 million of swaps with other financial institutions made in connection with our issues of subordinated long-term debt.

Both of these amounts were the same as at December 31, 2006.

We amortize the premiums we pay for interest rate floor contracts over the life of each floor and net the expense against interest income from floating rate loans.

                                            ------------------------------------------
                                            FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                            ------------------------------------------
INTEREST RATE FLOOR EXPENSE (in millions)        2007   2006           2007   2006
--------------------------------------------------------------------------------------
Interest rate floor contract expense             $0.6   $0.1           $1.3   $0.1

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

As of September 30, 2007, we also had client swap contracts of $378.1 million and an equal amount of swap contracts with third parties to mirror the client swaps, for a total of $756.2 million of swaps associated with loans to clients.

For more information about our derivative and hedging activities, read Note 14, "Derivative financial instruments," in our 2006 Annual Report to Shareholders.

NOTE 6 - RESERVE FOR LOAN LOSSES

                                                       ------------------------------------------
                                                       FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                       ------------------------------------------
CHANGES IN THE RESERVE FOR LOAN LOSSES (in millions)       2007     2006          2007     2006
-------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period            $ 97.5   $94.3        $ 94.2   $ 91.4
   Charge-offs                                              (6.4)   (8.6)        (16.9)   (17.5)
   Recoveries                                                1.6     1.3           5.3      4.9
-------------------------------------------------------------------------------------------------
      Net charge-offs                                       (4.8)   (7.3)        (11.6)   (12.6)
Provision charged to operations                              8.9     6.6          19.0     14.8
-------------------------------------------------------------------------------------------------
Reserve for loan losses at end of period                  $101.6   $93.6        $101.6   $ 93.6
                                                       ==========================================

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

                                  -----------------------------------------------------------------------
                                         AT SEPTEMBER 30, 2007                AT DECEMBER 31, 2006
                                  -----------------------------------------------------------------------
GOODWILL AND                         GROSS                      NET      GROSS                       NET
OTHER INTANGIBLE ASSETS           CARRYING    ACCUMULATED  CARRYING   CARRYING    ACCUMULATED   CARRYING
(in millions)                       AMOUNT   AMORTIZATION    AMOUNT     AMOUNT   AMORTIZATION     AMOUNT
---------------------------------------------------------------------------------------------------------
Goodwill (nonamortizing)           $358.8        $29.8       $329.0     $321.2        $29.8       $291.4
                                  =======================================================================
Other intangibles:
   Amortizing:
      Mortgage servicing rights    $  8.7        $ 7.0       $  1.7     $  8.3        $ 6.4       $  1.9
      Client lists                   56.4         20.1         36.3       49.3         16.5         32.8
      Acquisition costs               1.7          1.7           --        1.7          1.7           --
      Other intangibles               1.9          1.2          0.7        1.8          1.1          0.7
---------------------------------------------------------------------------------------------------------
Total other intangibles            $ 68.7        $30.0       $ 38.7     $ 61.1        $25.7       $ 35.4
                                  =======================================================================

                                                             ------------------------------------------
                                                             FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             ------------------------------------------
AMORTIZATION EXPENSE OF OTHER INTANGIBLES (in millions)         2007     2006         2007     2006
-------------------------------------------------------------------------------------------------------
Amortization expense of other intangible assets                 $1.5     $1.4         $4.3     $4.0

                                                             --------------------------------
FUTURE AMORTIZATION EXPENSE OF OTHER INTANGIBLE ASSETS
FOR THE YEAR ENDED DECEMBER 31 (in millions)                 2008   2009   2010   2011   2012
---------------------------------------------------------------------------------------------
Estimated future amortization expense of other intangibles   $5.5   $5.0   $4.4   $3.8   $3.1

                                                ----------------------------------------------------
                                                             WEALTH   CORPORATE   AFFILIATE
CHANGES IN THE CARRYING AMOUNT OF GOODWILL      REGIONAL   ADVISORY      CLIENT       MONEY
BY BUSINESS SEGMENT (in millions)                BANKING   SERVICES    SERVICES    MANAGERS    TOTAL
----------------------------------------------------------------------------------------------------
Balance as of January 1, 2007                     $3.8      $ 88.9      $22.7       $176.0    $291.4
Goodwill acquired                                   --        17.0        2.3         17.3      36.6
Increase in carrying value due to
     foreign currency translation adjustments       --          --        1.0           --       1.0
----------------------------------------------------------------------------------------------------
Balance as of September 30, 2007                  $3.8      $105.9      $26.0       $193.3    $329.0
                                                ====================================================

The goodwill acquired in 2007 consists of:

- $17.0 million recorded under Wealth Advisory Services in connection with the acquisition of Bingham Legg Advisers, LLC.

- $2.3 million recorded under Corporate Client Services in connection with the acquisition of Amaco (Luxembourg) S.A.

- $4.3 million recorded under Affiliate Money Managers in connection with an increase in WT Investments, Inc.'s equity interest in Cramer Rosenthal McGlynn.

- $13.0 million recorded under Affiliate Money Managers in connection with the purchase of a portion of the Class B interests of principals of the Portland, Oregon, office of Roxbury Capital Management.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                             -----------------------------------------------------------------------
                                                            2007                                 2006
                                             -----------------------------------------------------------------------
                                                                       WEIGHTED                             WEIGHTED
CHANGES IN OTHER INTANGIBLE                                             AVERAGE                              AVERAGE
ASSETS FOR THE NINE MONTHS ENDED               AMOUNT   RESIDUAL   AMORTIZATION    AMOUNT    RESIDUAL   AMORTIZATION
SEPTEMBER 30 (in millions)                   ASSIGNED      VALUE         PERIOD  ASSIGNED       VALUE         PERIOD
--------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                      $0.4        $--        8 years       $0.3        $--        8 years
Client lists                                    7.0         --       16 years        5.9         --       16 years
Increase in carrying value of client lists
   due to foreign currency
   translation adjustments                      0.1         --             --        0.2         --             --
Other intangibles                               0.1         --        9 years        0.2         --        6 years
                                             -------------------                  -------------------
Changes in other intangible assets             $7.6        $--                      $6.6        $--
                                             ===================                  ===================

The amount recorded for client lists in 2007 consists of:

- $6.3 million recorded under Wealth Advisory Services in connection with the acquisition of Bingham Legg Advisers, LLC.

- $0.7 million recorded under Affiliate Money Managers in connection with an increase in WT Investments, Inc.'s equity interest in Cramer Rosenthal McGlynn.

NOTE 8 - COMPONENTS OF NET PERIODIC BENEFIT COST

We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic costs. For more information about these plans, read Note 17, "Pension and other postretirement benefits," in our 2006 Annual Report to Shareholders.

                                          -------------------------------------------------
                                                                             POSTRETIREMENT
COMPONENTS OF NET PERIODIC BENEFIT COST   PENSION BENEFITS   SERP BENEFITS      BENEFITS
For the three months ended September 30   -------------------------------------------------
(in millions)                               2007    2006       2007   2006    2007    2006
-------------------------------------------------------------------------------------------
Service cost                               $ 2.3   $ 2.1      $ 0.2   $0.2   $ 0.3   $ 0.3
Interest cost                                2.8     2.6        0.3    0.3     0.6     0.5
Expected return on plan assets              (4.0)   (3.6)        --     --      --      --
Amortization of prior service cost           0.2     0.2        0.1    0.1    (0.1)   (0.1)
Recognized actuarial loss                    0.4     0.5         --    0.1     0.2     0.2
-------------------------------------------------------------------------------------------
Net periodic benefit cost                  $ 1.7   $ 1.8      $ 0.6   $0.7   $ 1.0   $ 0.9
                                          =================================================

Employer contributions                     $10.0   $15.0      $ 0.1   $0.1   $ 1.4   $ 1.0

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                          -------------------------------------------------
                                                                             POSTRETIREMENT
COMPONENTS OF NET PERIODIC BENEFIT COST   PENSION BENEFITS   SERP BENEFITS      BENEFITS
For the three months ended September 30   -------------------------------------------------
(in millions)                              2007      2006     2007   2006     2007    2006
-------------------------------------------------------------------------------------------
Service cost                              $  6.8   $  6.2     $0.5   $0.6    $ 1.0   $ 0.9
Interest cost                                8.4      7.7      1.0    1.0      1.8     1.6
Expected return on plan assets             (12.0)   (10.6)      --     --       --      --
Amortization of prior service cost           0.6      0.6      0.3    0.3     (0.4)   (0.3)
Recognized actuarial loss                    1.3      1.5      0.1    0.2      0.6     0.6
-------------------------------------------------------------------------------------------
Net periodic benefit cost                 $  5.1   $  5.4     $1.9   $2.1    $ 3.0   $ 2.8
                                          =================================================

Employer contributions                    $ 10.0   $ 15.0     $0.4   $0.4    $ 4.1   $ 3.2

Expected annual contribution              $ 10.0              $0.6           $ 5.5

NOTE 9 - TEMPORARILY IMPAIRED INVESTMENT SECURITIES

We periodically review the debt and equity securities in our investment portfolio in order to determine if their fair value is equal to, less than, or in excess of their amortized cost. When the fair value of a security falls below its book value, the security is considered impaired. If we determine that the impairment is temporary, we report an unrealized loss that represents the difference between the security's fair value and its book value. For more information about our temporarily impaired investment securities, read Note 6, "Investment securities," in our 2006 Annual Report to Shareholders.

                                  ------------------------------------------------------------------
                                  FEWER THAN 12 MONTHS   12 MONTHS OR LONGER           TOTAL
                                  ------------------------------------------------------------------
TEMPORARILY IMPAIRED SECURITIES             ESTIMATED             ESTIMATED                ESTIMATED
AT SEPTEMBER 30, 2007                FAIR  UNREALIZED      FAIR  UNREALIZED        FAIR   UNREALIZED
(in millions)                       VALUE      LOSSES     VALUE      LOSSES       VALUE       LOSSES
----------------------------------------------------------------------------------------------------
U.S. Treasury                      $   --     $  --      $ 76.6     $ (0.2)    $   76.6   $   (0.2)
Government agencies                 109.8      (0.1)      204.6       (1.3)       314.4       (1.4)
Mortgage-backed securities            1.7        --       557.9      (18.5)       559.6      (18.5)
Corporate debt securities           146.4      (6.6)       68.4       (3.4)       214.8      (10.0)
Preferred stocks                     37.8      (2.0)       10.3       (1.2)        48.1       (3.2)
----------------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                      $295.7     $(8.7)     $917.8     $(24.6)    $1,213.5   $  (33.3)
                                  ==================================================================

                                  --------------------------------------------------------------------
                                  FEWER THAN 12 MONTHS    12 MONTHS OR LONGER            TOTAL
                                  --------------------------------------------------------------------
TEMPORARILY IMPAIRED SECURITIES              ESTIMATED               ESTIMATED               ESTIMATED
AT DECEMBER 31, 2006                 FAIR   UNREALIZED       FAIR   UNREALIZED       FAIR   UNREALIZED
(in millions)                       VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
------------------------------------------------------------------------------------------------------
U.S. Treasury                      $ 48.9     $  --      $   76.3     $ (1.4)    $  125.2     $ (1.4)
Government agencies                 246.5      (0.5)        339.1       (4.7)       585.6       (5.2)
Mortgage-backed securities            2.9        --         662.1      (22.4)       665.0      (22.4)
Corporate debt securities            72.1      (0.8)         58.7       (1.0)       130.8       (1.8)
Preferred stocks                     33.8      (0.6)          5.6       (0.3)        39.4       (0.9)
------------------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                      $404.2     $(1.9)     $1,141.8     $(29.8)    $1,546.0     $(31.7)
                                  ====================================================================

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 10 - INCOME TAXES

We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109," on January 1, 2007. As a result of this implementation, we made a comprehensive review of our uncertain tax positions in accordance with the recognition standards established by FIN 48. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely-than-not threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2001 through 2006 remain subject to examination by state taxing jurisdictions. The tax years 2003 through 2006 remain subject to federal examination. During the third quarter of 2007, an agreement with state taxing authorities required us to adjust the FIN 48 reserve, which resulted in a credit to income tax expense of approximately $2.7 million.

NOTE 11 - SEGMENT REPORTING

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

We report segment assets on an average-balance basis, because we

- Believe average balances offer a more relevant measure of business trends than period-end balances;

-    Maintain and review all internal segment data on an average-balance basis;
     and

-    Base some expense allocations on an average-balance basis.

For more information about these segments, read Note 1, "Nature of business," and Note 21, "Segment reporting," in our 2006 Annual Report to Shareholders. Our business segment accounting policies are the same as those described in Note 2, "Summary of significant accounting policies," in our 2006 Annual Report to Shareholders.

Segment data for prior periods differs from previously published figures due to changes in reporting methodology and/or organizational structure.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                ------------------------------------------------------
                                                             WEALTH  CORPORATE   AFFILIATE
THREE MONTHS ENDED SEPTEMBER 30, 2007           REGIONAL   ADVISORY     CLIENT       MONEY
(in millions)                                    BANKING   SERVICES    SERVICE    MANAGERS     TOTALS
------------------------------------------------------------------------------------------------------
Net interest income                              $ 87.6     $  6.4     $  3.2       $(3.1)    $  94.1
Provision for loan losses                          (7.8)      (1.1)        --          --        (8.9)
------------------------------------------------------------------------------------------------------
Net interest income after provision                79.8        5.3        3.2        (3.1)       85.2
Advisory fees:
   Wealth Advisory Services                         0.7       53.6        1.8          --        56.1
   Corporate Client Services                        0.3         --       23.3          --        23.6
   Affiliate Money Managers                          --         --         --         4.6         4.6
------------------------------------------------------------------------------------------------------
      Advisory fees                                 1.0       53.6       25.1         4.6        84.3
   Amortization of affiliate intangibles             --       (0.8)      (0.2)       (0.2)       (1.2)
------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                   1.0       52.8       24.9         4.4        83.1
Other noninterest income                           11.3        0.4        0.2          --        11.9
Securities losses                                  (0.2)        --         --          --        (0.2)
------------------------------------------------------------------------------------------------------
Net interest and noninterest income                91.9       58.5       28.3         1.3       180.0
Noninterest expense                               (43.0)     (46.2)     (21.6)         --      (110.8)
------------------------------------------------------------------------------------------------------
Segment profit before income taxes                 48.9       12.3        6.7         1.3        69.2
Applicable income taxes and minority interest      15.5        4.2        2.5         0.8        23.0
------------------------------------------------------------------------------------------------------
Segment net income                               $ 33.4     $  8.1     $  4.2       $ 0.5     $  46.2
                                                ======================================================
Depreciation and amortization                    $  3.2     $  2.3     $  1.1       $ 0.2     $   6.8

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                ------------------------------------------------------
                                                             WEALTH   CORPORATE   AFFILIATE
THREE MONTHS ENDED SEPTEMBER 30, 2006           REGIONAL   ADVISORY      CLIENT       MONEY
(in millions)                                    BANKING   SERVICES    SERVICES    MANAGERS    TOTALS
------------------------------------------------------------------------------------------------------
Net interest income                              $ 85.7     $  6.4      $  4.4      $ (3.5)   $  93.0
Provision for loan losses                          (6.7)       0.1          --          --       (6.6)
------------------------------------------------------------------------------------------------------
Net interest income after provision                79.0        6.5         4.4        (3.5)      86.4
Advisory fees:
   Wealth Advisory Services                         0.6       45.2         1.3          --       47.1
   Corporate Client Services                        0.2         --        20.9          --       21.1
   Affiliate Money Managers                          --         --          --         4.6        4.6
------------------------------------------------------------------------------------------------------
      Advisory fees                                 0.8       45.2        22.2         4.6       72.8
   Amortization of affiliate intangibles             --       (0.7)       (0.2)       (0.2)      (1.1)
------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                   0.8       44.5        22.0         4.4       71.7
Other noninterest income                           12.2        0.4         0.2          --       12.8
Securities gains                                    0.1         --          --          --        0.1
------------------------------------------------------------------------------------------------------
Net interest and noninterest income                92.1       51.4        26.6         0.9      171.0
Noninterest expense                               (39.6)     (40.4)      (18.5)      (72.4)    (170.9)
------------------------------------------------------------------------------------------------------
Segment profit before income taxes                 52.5       11.0         8.1       (71.5)       0.1
Applicable income taxes and minority interest      18.4        3.7         2.8       (30.0)      (5.1)
------------------------------------------------------------------------------------------------------
Segment net income                               $ 34.1     $  7.3      $  5.3      $(41.5)   $   5.2
                                                ======================================================
Depreciation and amortization                    $  3.1     $  2.4      $  1.2      $  0.3    $   7.0

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                --------------------------------------------------------
                                                             WEALTH   CORPORATE   AFFILIATE
NINE MONTHS ENDED SEPTEMBER 30, 2007            REGIONAL   ADVISORY      CLIENT       MONEY
(in millions)                                    BANKING   SERVICES    SERVICES    MANAGERS     TOTALS
--------------------------------------------------------------------------------------------------------
Net interest income                             $  257.7   $   18.8    $ 10.4      $ (9.2)    $   277.7
Provision for loan losses                          (17.5)      (1.5)       --          --         (19.0)
--------------------------------------------------------------------------------------------------------
Net interest income after provision                240.2       17.3      10.4        (9.2)        258.7
Advisory fees:
   Wealth Advisory Services                          2.0      154.4       4.6          --         161.0
   Corporate Client Services                         0.9         --      71.5          --          72.4
   Affiliate Money Managers                           --         --        --        15.9          15.9
--------------------------------------------------------------------------------------------------------
      Advisory fees                                  2.9      154.4      76.1        15.9         249.3
   Amortization of affiliate intangibles              --       (2.2)     (0.5)       (0.7)         (3.4)
--------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                    2.9      152.2      75.6        15.2         245.9
Other noninterest income                            35.4        1.3       0.7          --          37.4
Securities losses                                   (0.1)        --        --          --          (0.1)
--------------------------------------------------------------------------------------------------------
Net interest and noninterest income                278.4      170.8      86.7         6.0         541.9
Noninterest expense                               (125.3)    (138.8)    (63.0)       (0.1)       (327.2)
--------------------------------------------------------------------------------------------------------
Segment profit before income taxes                 153.1       32.0      23.7         5.9         214.7
Applicable income taxes and minority interest       53.6       11.3       8.3         3.5          76.7
--------------------------------------------------------------------------------------------------------
Segment net income                              $   99.5   $   20.7    $ 15.4      $  2.4     $   138.0
                                                ========================================================
Depreciation and amortization                   $    9.8   $    6.7    $  3.4      $  0.7     $    20.6
Investment in equity method investees           $     --   $     --    $   --      $215.3     $   215.3
Segment average assets                          $9,137.1   $1,406.8    $201.5      $208.6     $10,954.0

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                --------------------------------------------------------
                                                             WEALTH   CORPORATE   AFFILIATE
NINE MONTHS ENDED SEPTEMBER 30, 2006            REGIONAL   ADVISORY      CLIENT       MONEY
(in millions)                                    BANKING   SERVICES    SERVICES    MANAGERS     TOTALS
--------------------------------------------------------------------------------------------------------
Net interest income                             $  250.5   $   19.2    $ 10.6      $ (9.6)    $   270.7
Provision for loan losses                          (14.1)      (0.7)       --          --         (14.8)
--------------------------------------------------------------------------------------------------------
Net interest income after provision                236.4       18.5      10.6        (9.6)        255.9
Advisory fees:
   Wealth Advisory Services                          1.7      135.1       3.7          --         140.5
   Corporate Client Services                         0.7         --      61.6          --          62.3
   Affiliate Money Managers                           --         --        --        15.2          15.2
--------------------------------------------------------------------------------------------------------
      Advisory fees                                  2.4      135.1      65.3        15.2         218.0
   Amortization of affiliate intangibles              --       (2.1)     (0.3)       (0.7)         (3.1)
--------------------------------------------------------------------------------------------------------
      Advisory fees after amortization
         of affiliate intangibles                    2.4      133.0      65.0        14.5         214.9
Other noninterest income                            36.1        1.8       0.8          --          38.7
--------------------------------------------------------------------------------------------------------
Net interest and noninterest income                274.9      153.3      76.4         4.9         509.5
Noninterest expense                               (116.6)    (122.5)    (55.3)      (72.4)       (366.8)
--------------------------------------------------------------------------------------------------------
Segment profit before income taxes                 158.3       30.8      21.1       (67.5)        142.7
Applicable income taxes and minority interest       55.7       10.9       7.6       (27.8)         46.4
--------------------------------------------------------------------------------------------------------
Segment net income                              $  102.6   $   19.9    $ 13.5      $(39.7)    $    96.3
                                                ========================================================
Depreciation and amortization                   $    8.9   $    6.8    $  3.5      $  0.7     $    19.9
Investment in equity method investees           $     --   $     --    $   --      $199.0     $   199.0
Segment average assets                          $8,522.6   $1,377.4    $207.1      $264.3     $10,371.4

NOTE 12 - ACCOUNTING PRONOUNCEMENTS

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

     We target our retail banking activities, including consumer lending, residential mortgage lending, and core deposit gathering, to clients in Delaware, where we maintain a traditional branch office network. Our deposit products include demand checking, certificates of deposit, negotiable order of withdrawal accounts, and various savings and money market accounts. At September 30, 2007, we had 47 branch offices in Delaware.

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

AFFILIATE MONEY MANAGERS

We have ownership positions in two investment management firms: Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM). CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. Revenue reported on our income statement from CRM and RCM is recorded net of their expenses and is based on our ownership position in each. For the purposes of business profitability and segment reporting, we combine results from CRM and RCM into one segment called "Affiliate Money Managers." For more information about CRM and RCM, read Note 4, "Affiliates and acquisitions," in our 2006 Annual Report to Shareholders. For more information about segment reporting, read Note 11, "Segment reporting," in this report.

LEGAL ENTITIES AND SUBSIDIARIES

We provide our services through various legal entities and subsidiaries that we own wholly or in part. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, "Nature of business," in our 2006 Annual Report to Shareholders.

Since January 1, 2007, we:

- Formed WT Luxembourg SARL to acquire Amaco (Luxembourg) S.A. (Amaco) and hold the equity interests in most of our offshore companies. We subsequently changed Amaco's name to Wilmington Trust SP Services (Luxembourg) S.A.

- Acquired Bingham Legg Advisers, LLC (BLA), which we subsequently liquidated into Wilmington Trust FSB.

-    Acquired BLA Holdings Corp. (as a subsidiary of BLA).

- Acquired BDG&CO, a company that holds nominee title to shares of stock managed by BLA and whose partners are BLA (now Wilmington Trust FSB) and BLA Holdings Corp.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

EXECUTIVE SUMMARY

This report discusses:

- Changes in our financial condition since December 31, 2006. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of September 30, 2006, for historical reference.

- The results of our operations for the third quarter and first nine months of 2007, compared with the corresponding period in 2006. In some cases, we provide amounts for other periods to provide historical context. Year-to-date (YTD) references are as of September 30.

For the 2007 third quarter, net income was $46.2 million and earnings per share (on a diluted basis) were $0.67 per share. Compared to the year-ago third quarter, the Wealth Advisory and Corporate Client Services businesses each recorded double-digit increases in revenue. Although the pace of loan growth slowed, loan balances rose for the 18th consecutive quarter, on average. On a period-end basis, loan balances topped $8.3 billion for the first time. The net interest margin was 3.73%, the same as for the 2007 second quarter, and expenses were in line with expectations.

These achievements were offset by an increase in the loan loss provision to a level more in line with what we have experienced historically, and by lower revenue from affiliate money manager Cramer Rosenthal McGlynn, where volatility in the equity markets reduced the firm's real estate hedge fund performance fees.

For the year-ago third quarter, net income was $5.2 million and earnings per share (diluted) were $0.07 per share. These amounts reflected a non-cash impairment write-down of $72.3 million recorded in the 2006 third quarter against the valuation of affiliate money manager Roxbury Capital Management
(RCM). Absent this non-cash write-down, net income for the 2006 third quarter would have been $46.9 million and earnings per share (diluted) would have been $0.67 per share.

Throughout this report we discuss results that include and exclude the effects of the non-cash write-down. We believe results that exclude the write-down are the better measure of trends we see in each of our businesses and how our company is performing overall. We also believe our operating results (those that exclude the write-down) provide a more relevant and comparative basis on which to evaluate our performance.

Two tables below compare results with and without the 2006 third quarter non-cash write-down.

1. The first compares results for the three and nine months ended September 30, 2006, with and without the write-down.

2. The second compares results for the three and nine months ended September 30, 2007, with the corresponding operating results for the same periods in 2006.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

COMPARISON OF RESULTS WITH AND WITHOUT THE NON-CASH IMPAIRMENT WRITE-DOWN

                                                       Three months ended                      Nine months ended
                                                       September 30, 2006                     September 30, 2006
                                              ------------------------------------   ------------------------------------
                                                    With      Without                      With      Without
                                              impairment   impairment   Impairment   impairment   impairment   Impairment
                                              ------------------------------------   ------------------------------------
OPERATING RESULTS (in millions)
-------------------------------------------------------------------------------------------------------------------------
Net interest income                           $    93.0    $    93.0     $    --     $   270.7    $   270.7     $   --
Provision for loan losses                          (6.6)        (6.6)         --         (14.8)       (14.8)        --
Noninterest income                                 84.6         84.6          --         253.6        253.6         --
Noninterest expense                               170.9         98.6        72.3         366.8        294.5       72.3
-------------------------------------------------------------------------------------------------------------------------
Income before taxes
   and minority interest                            0.1         72.4       (72.3)        142.7        215.0      (72.3)
Applicable income taxes                            (5.0)        25.6       (30.6)         46.3         76.9      (30.6)
-------------------------------------------------------------------------------------------------------------------------
Net income before minority interest                 5.1         46.8       (41.7)         96.4        138.1      (41.7)
Minority interest                                  (0.1)        (0.1)         --           0.1          0.1         --
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $     5.2    $    46.9     $ (41.7)    $    96.3    $   138.0     $(41.7)
                                              ===========================================================================
PER SHARE DATA
-------------------------------------------------------------------------------------------------------------------------
Diluted shares outstanding (in millions)           69.9         69.9          --          69.7         69.7         --
Per-share earnings                            $    0.07    $    0.67     $ (0.60)    $    1.38    $    1.98     $(0.60)

STATISTICS AND RATIOS (dollars in millions)
-------------------------------------------------------------------------------------------------------------------------
Total assets, on average                      $10,540.4    $10,541.2     $  (0.8)    $10,371.4    $10,371.6     $ (0.2)
   Stockholders' equity, on average             1,081.7      1,082.2        (0.5)      1,056.3      1,056.4       (0.1)
Return on average assets                           0.20%        1.77%      (1.57)%        1.24%        1.78%     (0.54)%
Return on equity                                   1.91%       17.19%     (15.32)%       12.19%       17.47%     (5.28)%
Net interest income before provision
   and noninterest income                     $   177.6    $   177.6     $    --     $   524.3    $   524.3     $   --
   Tax-equivalent interest income                   1.1          1.1          --           3.2          3.2         --
-------------------------------------------------------------------------------------------------------------------------
                                              $   178.7    $   178.7     $    --     $   527.5    $   527.5     $   --
Noninterest expense                           $  (170.9)   $   (98.6)    $ (72.3)    $  (366.8)   $  (294.5)    $(72.3)
                                              ---------------------------------------------------------------------------
Efficiency ratio                                  95.64%       55.18%      40.46%        69.54%       55.83%     13.71%

     For more information about the 2006 third quarter non-cash write-down, read
     Note 4, "Affiliates and acquisitions," and Note 10, "Goodwill and other intangible assets," in our 2006 Annual Report to Shareholders, and see the financial comparison on pages 52 and 53 of that report.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

COMPARISON OF OPERATING RESULTS EXCLUDING THE 2006 Q3 IMPAIRMENT WRITE-DOWN

                                              ------------------------------   ------------------------------
                                                    Three Months Ended                Nine Months Ended
                                              ------------------------------   ------------------------------
                                              Sept. 30,   Sept. 30,      %     Sept. 30,   Sept. 30,      %
OPERATING RESULTS (in millions)                  2007        2006     Change      2007        2006     Change
-------------------------------------------------------------------------------------------------------------
Net interest income                           $    94.1   $    93.0     1.2    $   277.7   $   270.7     2.6
Provision for loan losses                          (8.9)       (6.6)   34.8        (19.0)      (14.8)   28.4
Noninterest income                                 94.8        84.6    12.1        283.2       253.6    11.7
Total noninterest expense before
   impairment write-down                          110.8        98.6    12.4        327.2       294.5    11.1
Impairment write-down                                --          --      --           --          --      --
-------------------------------------------------------------------------------------------------------------
Total noninterest expense                         110.8        98.6    12.4        327.2       294.5    11.1
                                              ---------------------------------------------------------------
Income before income taxes and
   minority interest                               69.2        72.4    (4.4)       214.7       215.0    (0.1)
Applicable income taxes                            22.9        25.6   (10.5)        75.9        76.9    (1.3)
-------------------------------------------------------------------------------------------------------------
   Net income before minority interest             46.3        46.8    (1.1)       138.8       138.1     0.5
Minority interest                                   0.1        (0.1)     --          0.8         0.1     N/M
-------------------------------------------------------------------------------------------------------------
   Net income                                 $    46.2   $    46.9    (1.5)   $   138.0   $   138.0      --
                                              ===============================================================
PER-SHARE DATA
-------------------------------------------------------------------------------------------------------------
Diluted shares outstanding (in millions)           68.6        69.9    (1.9)        69.2        69.7    (0.7)
Per-share earnings (diluted)                  $    0.67   $    0.67      --    $    1.99   $    1.98     0.5

STATISTICS AND RATIOS (dollars in millions)
-------------------------------------------------------------------------------------------------------------
Total assets, on average                      $10,963.3   $10,541.2     4.0    $10,954.0   $10,371.6     5.6
Stockholders' equity, on average                1,087.8     1,082.2     0.5      1,090.1     1,056.4     3.2
Return on average assets                           1.67%       1.77%   (5.6)        1.68%       1.78%   (5.6)
Return on equity                                  16.85%      17.19%   (2.2)       16.93%      17.47%   (3.1)
Net interest income before provision
   and noninterest income                     $   188.9   $   177.6     6.4    $   560.9   $   524.3     7.0
Tax-equivalent interest income                      1.0         1.1    (9.1)         3.0         3.2    (6.3)
-------------------------------------------------------------------------------------------------------------
                                              $   189.9   $   178.7     6.3    $   563.9   $   527.5     6.9
Noninterest expense                           $   110.8   $    98.6    12.4    $   327.2   $   294.5    11.1
                                              ---------------------------------------------------------------
Efficiency ratio                                  58.35%      55.18%    5.7        58.02%      55.83%    3.9

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

CHANGES IN FINANCIAL CONDITION

Our capital position remained strong during the first nine months of 2007:

- Our regulatory capital continued to exceed the Federal Reserve Board's minimum guidelines for well-capitalized and adequately capitalized institutions.

- In April, our Board of Directors increased the cash dividend for the 26th consecutive year.

-    We repurchased more than 1.5 million of our shares.

- Stockholders' equity increased $38.7 million to $1.10 billion, even though we increased the dividend and repurchased shares of our stock.

In June 2007, we acquired a wealth management firm in Boston and a small corporate services provider in Luxembourg. These two acquisitions accounted for the majority of the year-to-date increases in goodwill and other assets.

Results for the first nine months of 2007, on an annualized basis, produced a return on average assets of 1.68% and return on average equity of 16.93%.

Total assets at September 30, 2007, were higher than at the end of 2006 mainly due to loan growth.

---------------------------------------------------------------------------------------------
ASSETS (dollars in millions)                            AT 9/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------------------------
Loan balances                                           $ 8,336.5     $ 8,094.9    $ 7,780.2
---------------------------------------------------------------------------------------------
Loans as a percentage of total assets                          75%           73%          73%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Investment securities portfolio balances                $ 1,851.4     $ 2,114.6    $ 1,982.3
---------------------------------------------------------------------------------------------
Investment securities as a percentage of total assets          17%           19%          19%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Total assets                                            $11,187.1     $11,157.0    $10,709.1
---------------------------------------------------------------------------------------------

Assets that generate interest are called earning assets. They comprise loans before subtracting the reserve for loan losses; investment securities; and federal funds sold and securities purchased under agreements to resell. Most of our assets are earning assets. They are discussed in more detail in the investment securities portfolio and Regional Banking sections of this report.

---------------------------------------------------------------------------
EARNING ASSETS                        AT 9/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------
Total earning assets (in millions)    $10,204.4     $10,278.4     $9,800.9
---------------------------------------------------------------------------
Percentage in loans                          82%           79%          79%
---------------------------------------------------------------------------
Percentage in investment securities          18%           21%          21%
---------------------------------------------------------------------------

Core deposits continued to account for more than half of total liabilities. For more information about core balances, see the Regional Banking discussion in this report. For more information about other deposits and short-term borrowings, read the funding discussion in this report.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007


---------------------------------------------------------------------------------------------
LIABILITIES (dollars in millions)                       AT 9/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------------------------
Core deposits                                           $ 5,002.2     $ 5,131.9     $5,141.5
---------------------------------------------------------------------------------------------
Core deposits as a percentage of total liabilities             50%           51%          53%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
National funding                                        $ 2,497.5     $ 3,197.2     $2,742.7
---------------------------------------------------------------------------------------------
National funding as a percentage of total liabilities          25%           32%          28%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Short-term borrowings (STBs)                            $ 1,966.4     $ 1,158.8     $1,168.7
---------------------------------------------------------------------------------------------
STBs as a percentage of total liabilities                      20%           12%          12%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Total liabilities                                       $10,089.0     $10,097.7     $9,644.5
---------------------------------------------------------------------------------------------

For more information about our capital position, see the capital resources discussion in this report.

INVESTMENT SECURITIES PORTFOLIO

The size of the investment securities portfolio decreased during the first nine months of 2007 because we had less need for short-term investments to satisfy collateral requirements on some types of client deposits. As we shifted some of these deposits into products that do not require collateral, we had less need to replace the associated securities as they matured or were called. Consequently, the investment securities portfolio at September 30, 2007, was $263.2 million less than at December 31, 2006.

----------------------------------------------------------------------------------------------
ASSETS                                                   AT 9/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------------
Investment securities portfolio balances (in millions)    $1,851.4     $2,114.6      $1,982.3
----------------------------------------------------------------------------------------------
Investment securities as a percentage of total assets           17%          19%           19%
----------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO    AT 9/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------------------
Collateralized mortgage obligations                   11%          12%           14%
---------------------------------------------------------------------------------------
Mortgage-backed securities                            20%          20%           22%
---------------------------------------------------------------------------------------
Corporate issues                                      19%          17%           18%
---------------------------------------------------------------------------------------
U.S. government agencies                              37%          38%           26%
---------------------------------------------------------------------------------------
U.S. Treasury                                          6%           6%           12%
---------------------------------------------------------------------------------------
Preferred stocks                                       4%           5%            5%
---------------------------------------------------------------------------------------
Municipal bonds                                        1%           1%            1%
---------------------------------------------------------------------------------------
Other                                                  2%           1%            2%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Percentage invested in fixed income instruments       81%          82%           80%
---------------------------------------------------------------------------------------

At September 30, 2007:

- All of the mortgage-backed securities in the portfolio were AAA-rated instruments issued by U.S. government agencies for which the underlying collateral is residential mortgages;

-    There were no subprime mortgages in this underlying collateral; and

- Almost all of these securities were invested in fixed rate instruments with terms of 15 years or less.

Balances of mortgage-related instruments, which tend to be higher than residential mortgage balances, reflect one element of our strategies to manage the duration and interest rate risk associated with mortgage-related instruments. We believe we can manage this risk more efficiently in the investment securities portfolio than by retaining

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

residential mortgages on our balance sheet. More details about our interest rate risk management strategies are in the section of this report on quantitative and qualitative disclosures about market risk.

The estimated average life and duration of the portfolio declined during the first nine months of 2007 because:

- Pay downs of mortgage-backed instruments accelerated during the first six months of 2007, mainly because the yield curve was flat; and

- In the 2007 third quarter, shifts in the yield curve and the Federal Reserve's reduction of short-term interest rates led to assumptions that prepayments of mortgage-backed securities would accelerate.

------------------------------------------------------------------------------------------------------
AVERAGE LIFE IN THE INVESTMENT SECURITIES PORTFOLIO (in years)   AT 9/30/07   AT 12/31/06   AT 9/30/06
------------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                         3.58          4.10         4.20
------------------------------------------------------------------------------------------------------
Total portfolio                                                     4.66          4.93         5.39
------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
DURATION IN THE INVESTMENT SECURITIES PORTFOLIO (in years)   AT 9/30/07   AT 12/31/06   AT 9/30/06
--------------------------------------------------------------------------------------------------
Mortgage-backed instruments                                     3.30          3.80         3.90
--------------------------------------------------------------------------------------------------
Total portfolio                                                 1.85          2.24         2.39
--------------------------------------------------------------------------------------------------

Our policy is to invest in securities with an investment grade of "A" or better, as assigned by Standard & Poor's or Moody's Investors Service, at the time of purchase.

RESULTS OF OPERATIONS

On an operating basis, net income and earnings per share for the third quarter and first nine months of 2007 essentially were level with their year-ago levels, as double-digit growth in revenue from the advisory businesses was offset by:

- Lower revenue from Cramer Rosenthal McGlynn (CRM), mainly because volatility in the equity markets reduced CRM's hedge fund performance fee revenue;

- Lower net interest income, which resulted from slower loan growth in the third quarter and a lower year-to-date net interest margin; and

- A downgrade of several loans in the internal risk rating analysis, which caused the provision for loan losses to increase.

We discuss each of these factors in more detail in the affiliate money manager, Regional Banking, net interest margin, and asset quality sections, respectively.

--------------------------------------------------------------------------------------------
OPERATING NET INCOME
(dollars in millions, except share amounts)          2007 Q3   2006 Q3   2007 YTD   2006 YTD
--------------------------------------------------------------------------------------------
Net interest income                                  $  94.1   $  93.0   $ 277.7    $ 270.7
--------------------------------------------------------------------------------------------
Provision for loan losses                               (8.9)     (6.6)    (19.0)     (14.8)
--------------------------------------------------------------------------------------------
Noninterest income                                      94.8      84.6     283.2      253.6
--------------------------------------------------------------------------------------------
Noninterest expense                                    110.8      98.6     327.2      294.5
--------------------------------------------------------------------------------------------
Net income                                           $  46.2   $  46.9   $ 138.0    $ 138.0
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Earnings per share (diluted)                         $  0.67   $  0.67   $  1.99    $  1.98
--------------------------------------------------------------------------------------------
Average shares outstanding (diluted, in thousands)    68,582    69,900    69,222     69,695
--------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The growth in noninterest expenses (on an operating basis) reflected expansion investments made since the end of September 2006. These initiatives added to our expenses as we completed each one, but we expect the corresponding increases in revenue to occur more gradually, as we develop each of these initiatives more fully over time. We discuss these activities in more detail in the noninterest expense section of this report.

MIX OF REVENUE

Our sources of revenue remained diversified between net interest income and noninterest income. Most of our net interest income is generated by the Regional Banking business. Most of our noninterest income is generated by the advisory businesses.

---------------------------------------------------------------------------------------
SOURCES OF INCOME                               2007 Q3   2006 Q3   2007 YTD   2006 YTD
---------------------------------------------------------------------------------------
Total net interest and noninterest income (1)    $180.0    $171.0    $541.9     $509.5
---------------------------------------------------------------------------------------
Portion from net interest income                 $ 85.2    $ 86.4    $258.7     $255.9
---------------------------------------------------------------------------------------
Portion from noninterest income                  $ 94.8    $ 84.6    $283.2     $253.6
---------------------------------------------------------------------------------------

(1)  After amortization and the provision for loan losses

---------------------------------------------------------------------------------------
MIX OF INCOME                                    2007 Q3   2006 Q3   2007 YTD  2006 YTD
---------------------------------------------------------------------------------------
Net interest income                                  47%       51%       48%        50%
---------------------------------------------------------------------------------------
Noninterest income                                   53%       49%       52%        50%
---------------------------------------------------------------------------------------

We believe having a diversified stream of revenue enables us to produce consistent profitability and growth, with low volatility, over the long term and in a variety of economic conditions.

EFFICIENCY RATIOS

Efficiency was slightly lower than for previous periods (on an operating basis) because expansion investments in all three businesses increased expenses. In addition, the higher provision for loan losses dampened Regional Banking efficiency. The individual business discussions in this report include more information about their respective efficiency ratios.

On a reported basis, the efficiency ratios for the third quarter and first nine months of 2006 were high because the non-cash impairment write-down recorded in the 2006 third quarter added $72.3 million to 2006 expenses.

---------------------------------------------------------------------------------------------------
EFFICIENCY RATIOS                                           2007 Q3   2006 Q3   2007 YTD   2006 YTD
---------------------------------------------------------------------------------------------------
Regional Banking                                             42.74%    39.72%     41.96%     39.96%
---------------------------------------------------------------------------------------------------
Wealth Advisory Services                                     77.39%    78.60%     80.46%     79.44%
---------------------------------------------------------------------------------------------------
Corporate Client Services                                    76.33%    69.29%     72.58%     72.19%
---------------------------------------------------------------------------------------------------
Wilmington Trust consolidated, absent non-cash write-down    58.35%    55.18%     58.02%     55.83%
---------------------------------------------------------------------------------------------------
Wilmington Trust consolidated                                58.35%    95.64%     58.02%     69.54%
---------------------------------------------------------------------------------------------------

In general, lower efficiency ratios indicate higher profitability.

THE REGIONAL BANKING BUSINESS

The Regional Banking business continued to benefit from the broadly diversified and stable economy in the Delaware Valley region. According to the Federal Reserve Bank of Philadelphia, unemployment rates for Delaware,

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Pennsylvania, and New Jersey for September 2007 (the most recent data available) remained below the U.S. national average. The regional housing market slowed to a level that we would characterize as a return to normalcy following the rapid price appreciation and absorption rates seen in 2005 and 2006. For more information about the regional economy, read the "Economic risk" discussion in this report.

During the first nine months of 2007, total loan balances increased 3%, with growth occurring in both the commercial and retail portfolios. Delaware accounted for 72% of the increase in total loan balances.

---------------------------------------------------------------------------------------
PERIOD-END LOAN BALANCES (dollars in millions)    AT 9/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------------------
Commercial loans                                   $5,677.7      $5,493.5     $5,243.5
---------------------------------------------------------------------------------------
Retail loans                                        2,658.8       2,601.4      2,536.7
---------------------------------------------------------------------------------------
Total loans outstanding                            $8,336.5      $8,094.9     $7,780.2
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Delaware market loans                              $6,030.1      $5,855.7     $5,655.0
---------------------------------------------------------------------------------------
Delaware market loans as a % of total loans              72%           72%          73%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Pennsylvania market loans                          $1,827.2      $1,836.4     $1,742.3
---------------------------------------------------------------------------------------
Pennsylvania market loans as a % of total loans          22%           23%          22%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Other market loans                                 $  479.2      $  402.8     $  382.9
---------------------------------------------------------------------------------------
Other market loans as a % of total loans                  6%            5%           5%
---------------------------------------------------------------------------------------

On an average-balance basis, total loan balances increased for the 18th consecutive quarter and exceeded $8.26 billion. We present average balances as a point of comparison because we believe they are a better measure than period-end balances of trends in the Regional Banking business. For more detail on average balances, see the "Quarterly analysis of earnings" section of this report.

-------------------------------------------------------------------------------------------
LOAN BALANCES, ON AVERAGE (dollars in millions)    2007 Q3    2006 Q3   2007 YTD   2006 YTD
-------------------------------------------------------------------------------------------
Total loans outstanding                           $8,260.3   $7,759.3   $8,163.6   $7,628.0
-------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Delaware market loans                             $5,963.1   $5,651.3   $5,898.6   $5,585.5
-------------------------------------------------------------------------------------------
Delaware market loans as a % of total loans             72%        73%        72%        73%
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Pennsylvania market loans                         $1,833.9   $1,736.9   $1,827.1   $1,698.5
-------------------------------------------------------------------------------------------
Pennsylvania market loans as a % of total loans         22%        22%        22%        22%
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Other market loans                                $  463.3   $  371.1   $  438.1   $  344.0
-------------------------------------------------------------------------------------------
Other market loans as a % of total loans                 6%         5%         6%         5%
-------------------------------------------------------------------------------------------

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged from prior periods.

-----------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION                             9/30/07   12/31/06   9/30/06
-----------------------------------------------------------------------------------
Commercial, financial, and agricultural  (C&I) loans      30%       31%        30%
-----------------------------------------------------------------------------------
Commercial real estate/construction (CRE) loans           21%       21%        21%
-----------------------------------------------------------------------------------
Commercial mortgage loans                                 16%       16%        16%
-----------------------------------------------------------------------------------
Residential mortgage loans                                 7%        7%         7%
-----------------------------------------------------------------------------------
Consumer loans                                            19%       18%        19%
-----------------------------------------------------------------------------------
Loans secured with liquid collateral                       7%        7%         7%
-----------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Loans secured with liquid collateral are associated mainly with Wealth Advisory Services clients. Management does not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.

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

During the first nine months of 2007, commercial loan balances increased $184.2 million, or 3%, as increases in commercial mortgage and commercial real estate/construction (CRE) balances offset a decrease in the balance of commercial, financial, and agricultural (C&I) loans.

-------------------------------------------------------------------------------------------
PERIOD-END COMMERCIAL LOANS (in millions)             AT 9/30/07   AT 12/31/06   AT 9/30/06
-------------------------------------------------------------------------------------------
Commercial, financial, and agricultural (C&I) loans    $2,529.0      $2,533.5     $2,378.1
-------------------------------------------------------------------------------------------
Commercial real estate/construction (CRE) loans         1,759.9       1,663.9      1,610.9
-------------------------------------------------------------------------------------------
Commercial mortgage loans                               1,388.8       1,296.1      1,254.5
-------------------------------------------------------------------------------------------
Total commercial loans                                 $5,677.7      $5,493.5     $5,243.5
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
% of commercial loans from Delaware market                   71%           70%          70%
-------------------------------------------------------------------------------------------
% of commercial loans from Pennsylvania market               28%           29%          29%
-------------------------------------------------------------------------------------------
% of commercial loans from other markets                      1%            1%           1%
-------------------------------------------------------------------------------------------

We recorded approximately $180 million of new C&I loans during the first nine months of 2007, but these additions were offset by a high volume of loan pay downs and pay offs, and by decreases in revolving lines of credit. The new-in-2007 C&I loans were primarily for working capital and equipment purchases by clients in a variety of service, transportation, contracting, agricultural, and retail businesses. Nearly half of these loans for were projects in Delaware, and approximately 29% were for projects in southeastern Pennsylvania.

While CRE and commercial mortgage balances rose, these two loan categories continued to account for approximately the same percentages of commercial loans and total loans as in prior periods.

----------------------------------------------------------------------------------------------------
COMMERCIAL CONSTRUCTION/REAL ESTATE (CRE) LOANS   AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------------------
As a percentage of commercial  loans                  31%          31%           30%          31%
----------------------------------------------------------------------------------------------------
As a percentage of total loans                        21%          21%           21%          21%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE LOANS                         AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------------------
As a percentage of commercial  loans                  25%          25%           24%          24%
----------------------------------------------------------------------------------------------------
As a percentage of total loans                        16%          17%           16%          16%
----------------------------------------------------------------------------------------------------

Favorable economic conditions in the Delaware Valley region continued to spur demand for CRE loans. Although the housing market in this region was slower than in 2005 and 2006, the level of activity was more in line with what we have experienced historically.

Delaware's tax climate, among other attributes, continued to attract new residents and create housing demand. Delaware has no sales tax, and real estate taxes are considerably lower than those of surrounding states.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Of the CRE loans recorded during the first nine months of 2007, approximately 57% were for projects in Delaware and 29% were for projects in southeastern Pennsylvania. Nearly half of these loans were for single-family housing development projects. Most of the increase in single-family housing projects was split evenly between Delaware and southeastern Pennsylvania.

Approximately 33% of the CRE loans recorded during the first nine months of 2007 were for non-residential projects, primarily in Delaware. These loans were for a variety of retail, wholesale, professional offices, industrial parks, and other projects.

The following table compares the period-end loan status, project type, and location of real estate-related loans. These figures combine CRE and commercial mortgage loans.

----------------------------------------------------------------------------------------------
COMMERCIAL REAL ESTATE/CONSTRUCTION AND MORTGAGE LOANS   AT 9/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------------
LOAN STATUS
----------------------------------------------------------------------------------------------
   Construction                                              49%          50%           50%
----------------------------------------------------------------------------------------------
   Owner-occupied                                            24%          21%           20%
----------------------------------------------------------------------------------------------
   Permanent                                                 15%          17%           18%
----------------------------------------------------------------------------------------------
   Interim                                                    6%           6%            6%
----------------------------------------------------------------------------------------------
   Other                                                      6%           6%            6%
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
LOAN PROJECT TYPE
----------------------------------------------------------------------------------------------
   Residential tract                                         40%          39%           40%
----------------------------------------------------------------------------------------------
   Owner-occupied                                            24%          21%           24%
----------------------------------------------------------------------------------------------
   Retail                                                     8%           9%            9%
----------------------------------------------------------------------------------------------
   Office                                                     5%           7%            7%
----------------------------------------------------------------------------------------------
   Other                                                     23%          24%           20%
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
LOAN LOCATION
----------------------------------------------------------------------------------------------
   Delaware                                                  62%          61%           63%
----------------------------------------------------------------------------------------------
   Pennsylvania                                              23%          22%           22%
----------------------------------------------------------------------------------------------
   Maryland                                                   9%          10%           10%
----------------------------------------------------------------------------------------------
   New Jersey                                                 4%           5%            4%
----------------------------------------------------------------------------------------------
   Other                                                      2%           2%            1%
----------------------------------------------------------------------------------------------

In terms of loan size, the mix in the commercial loan portfolio was relatively unchanged from prior periods.

-------------------------------------------------------------------
COMMERCIAL LOANS BY SIZE     AT 9/30/07   AT 12/31/06   AT 9/30/06
-------------------------------------------------------------------
More than $20 million             6%           7%            5%
-------------------------------------------------------------------
$10 million to $20 million       19%          20%           18%
-------------------------------------------------------------------
$5 million to $10 million        24%          22%           24%
-------------------------------------------------------------------
$1 million to $5 million         37%          36%           36%
-------------------------------------------------------------------
$250,000 to $1 million           11%          12%           13%
-------------------------------------------------------------------
Less than $250,000                3%           3%            4%
-------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

CONSUMER LOANS

Consumer loan balances were $29 million, or 2%, higher at September 30, 2007, than at the end of 2006. Indirect loan balances rose steadily in the second and third quarters, but these increases were offset by loan pay downs and pay offs, decreases in home equity lines of credit, and lower credit card balances.

------------------------------------------------------------------------------------
PERIOD-END CONSUMER LOANS (in millions)        AT 9/30/07   AT 12/31/06   AT 9/30/06
------------------------------------------------------------------------------------
Home equity lines of credit                     $  295.3     $  313.4      $  321.3
------------------------------------------------------------------------------------
Indirect loans                                     740.8        687.0         668.3
------------------------------------------------------------------------------------
Credit card loans                                   65.0         64.5          61.1
------------------------------------------------------------------------------------
Other consumer loans                               444.9        452.1         439.0
------------------------------------------------------------------------------------
Total consumer loans                            $1,546.0     $1,517.0      $1,489.7
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
% of consumer loans from Delaware market              76%          78%           79%
------------------------------------------------------------------------------------
% of consumer loans from Pennsylvania market           6%           7%            7%
------------------------------------------------------------------------------------
% of consumer loans from other markets                18%          15%           14%
------------------------------------------------------------------------------------

The category of consumer loans recorded as "other" consumer loans includes home equity loans, most of which have fixed rates. The increase in these loans reflected client preference for loans with fixed rates. This preference also accounted for the decrease in home equity lines of credit, most of which have floating rates.

Most loans in the indirect portfolio are for late-model used cars. We make the majority of these loans through automobile dealers, as an extension of the commercial banking relationships we have with automobile dealers throughout the Regional Banking geographic footprint. The increase in indirect balances was due largely to our expansion of this business in Maryland, New Jersey, and Pennsylvania. In addition, indirect balances were boosted in the 2007 third quarter by a new product that offers an 84-month term on luxury automobiles.

RESIDENTIAL MORTGAGE LOANS

Residential mortgage balances increased during the first nine months of 2007 because prepayment and refinancing volumes declined and because originations of mortgages that qualify as low-income mortgages under the Community Reinvestment Act (CRA) increased. These increases corresponded with housing growth in CRA-eligible communities in Delaware.

Except for a portion of the CRA mortgages we originate, we sell most newly originated fixed rate residential mortgages into the secondary market instead of retaining them in our loan portfolio. This ongoing practice is part of our interest rate risk management strategy, which we discuss more fully in the "Quantitative and qualitative disclosures about market risk" section of this report. Because of this practice, changes in residential mortgage balances may not correspond with changes in origination volumes. We are among the leading residential mortgage originators in Delaware.

-------------------------------------------------------------------------------------------
RESIDENTIAL MORTGAGE ACTIVITY (dollars in millions)   AT 9/30/07   AT 12/31/06   AT 9/30/06
-------------------------------------------------------------------------------------------
Residential mortgage balances (at period-end)           $566.3       $536.9        $518.7
-------------------------------------------------------------------------------------------
Percent of residential mortgages at fixed rates             78%          75%           76%
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
RESIDENTIAL MORTGAGE ORIGINATIONS (dollars in millions)   2007 Q3   2006 Q3   2007 YTD   2006 YTD
-------------------------------------------------------------------------------------------------
Residential mortgage originations (dollar amount)          $46.3     $58.6     $160.0     $173.0
-------------------------------------------------------------------------------------------------
Residential mortgage originations (number of loans)          213       239        682        728
-------------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

At September 30, 2007, our residential mortgage delinquency rate was 109 basis points lower than at year-end 2006.

-------------------------------------------------------------------------------------------
RESIDENTIAL MORTGAGE DELINQUENCY RATES   AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
-------------------------------------------------------------------------------------------
Wilmington Trust                            3.16%        2.48%        4.25%         3.06%
-------------------------------------------------------------------------------------------

We do not engage in subprime residential mortgage lending and, as of September 30, 2007, there were no subprime loans in our residential mortgage portfolio.

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

CORE DEPOSITS

Continued growth in savings deposits helped offset declines in other categories of core deposits. The majority of core deposits continued to come from consumer and commercial clients in Delaware.

--------------------------------------------------------------------------------
PERIOD-END CORE DEPOSITS (in millions)     AT 9/30/07   AT 12/31/06   AT 9/30/06
--------------------------------------------------------------------------------
Noninterest-bearing demand deposits         $  827.8     $  913.6      $  861.3
--------------------------------------------------------------------------------
Savings deposits                               580.1        313.8         292.5
--------------------------------------------------------------------------------
Interest-bearing demand deposits             2,202.3      2,417.5       2,417.5
--------------------------------------------------------------------------------
CDs < $100,000                               1,002.4      1,012.6         995.5
--------------------------------------------------------------------------------
Local CDs > or = $100,000                      389.6        474.4         574.7
--------------------------------------------------------------------------------
Total core deposits                         $5,002.2     $5,131.9      $5,141.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Percentage from Delaware clients                  88%          94%           94%
--------------------------------------------------------------------------------
Percentage from Pennsylvania clients               4%           5%            5%
--------------------------------------------------------------------------------
Percentage from clients in other markets           8%           1%            1%
--------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The increase in savings deposit balances was due mainly to the success of WTDirect, the Internet-only delivery channel we launched in November 2006. WTDirect currently features a high-interest savings account for depositors who maintain average daily balances of at least $10,000. We target WTDirect to the mass-affluent consumer market, primarily in the states surrounding Delaware. For more information about WTDirect, visit www.wtdirect.com.

We include balances of local CDs > or = $100,000 (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the Delaware Valley region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

--------------------------------------------------------------------------------
LOCAL
CDS > or = $100,000 BY CLIENT CATEGORY     AT 9/30/07   AT 12/31/06   AT 9/30/06
--------------------------------------------------------------------------------
Consumer banking clients                       64%          74%           73%
--------------------------------------------------------------------------------
DE commercial banking clients                  11%          11%           10%
--------------------------------------------------------------------------------
PA commercial banking clients                  10%           8%           10%
--------------------------------------------------------------------------------
Wealth Advisory Services clients               15%           7%            7%
--------------------------------------------------------------------------------

Generally, we consider core deposit balances on average to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients frequently deposit large sums of cash near the ends of financial reporting periods. These deposits typically are noninterest-bearing demand deposits. In many cases, these funds are on deposit for 72 hours or less.

-----------------------------------------------------------------------------------
CORE DEPOSITS, ON AVERAGE (in millions)    2007 Q3    2006 Q3   2007 YTD   2006 YTD
-----------------------------------------------------------------------------------
Noninterest-bearing demand deposits       $  714.9   $  737.2   $  722.0   $  747.5
-----------------------------------------------------------------------------------
Total core deposits                       $4,902.2   $4,950.0   $4,886.2   $4,912.6
-----------------------------------------------------------------------------------

OTHER REGIONAL BANKING INFORMATION

The number of ATMs increased because we added ATMs at non-branch locations, mainly in Delaware.

------------------------------------------------------------------
ATMS                         AT 9/30/07   AT 12/31/06   AT 9/30/06
------------------------------------------------------------------
Number of ATMs in Delaware       203          186           186
------------------------------------------------------------------
Total number of ATMs             251          234           234
------------------------------------------------------------------

REGIONAL BANKING PROFITABILITY

Regional Banking profitability was slightly lower than for the corresponding year-ago periods, mainly because:

- Expenses rose compared to the year-ago periods due to expansion in Pennsylvania, New Jersey, and Maryland, and the launch of WTDirect; and

- Increases in net interest income were offset by increases in the provision for loan losses. For more information about the provision, read the asset quality discussion in this report.

--------------------------------------------------------------------------
REGIONAL BANKING PROFITABILITY     2007 Q3   2006 Q3   2007 YTD   2006 YTD
--------------------------------------------------------------------------
Segment net income (in millions)    $ 33.4    $ 34.1    $ 99.5    $ 102.6
--------------------------------------------------------------------------
Efficiency ratio                     42.74%    39.72%    41.96%     39.96%
--------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Factors affecting net interest income year to date in 2007 include the slowing pace of loan growth, a high volume of loan pay downs and pay offs, increases in interest expense after deposits repriced in the 2006 fourth quarter, and higher provisioning for loan losses.

-------------------------------------------------------------------------------
NET INTEREST INCOME (in millions)       2007 Q3   2006 Q3   2007 YTD   2006 YTD
-------------------------------------------------------------------------------
Interest income                         $183.4    $175.0     $544.2     $492.9
-------------------------------------------------------------------------------
Interest expense                          89.3      82.0      266.5      222.2
-------------------------------------------------------------------------------
Net interest income                     $ 94.1    $ 93.0     $277.7     $270.7
-------------------------------------------------------------------------------
Provision for loan losses                 (8.9)     (6.6)     (19.0)     (14.8)
-------------------------------------------------------------------------------
Net interest income (after provision)   $ 85.2    $ 86.4     $258.7     $255.9
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Portion generated by Regional Banking       94%       91%        93%        92%
-------------------------------------------------------------------------------

We generate net interest income mainly through banking and funding activities. We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, refer to Note 11, "Segment reporting," in this report.

NET INTEREST MARGIN

The net interest margin was 3.73% for the third quarter and 3.71% for the first nine months of 2007. These were declines of 12 basis points and 13 basis points, respectively, from the corresponding year-ago periods. This happened mainly because the market interest rate environment was considerably different in the first half of 2006 than in 2007.

Between January and June 2006, the Federal Open Market Committee raised short-term interest rates four times, for a total of 100 basis points. Since most of our floating rate loans reprice within 30 days of a rate change, most of our floating rate loans had repriced by the end of August 2006.

Deposit repricing, however, did not occur in the same timeframe or at the same pace. Deposits continued to reprice throughout the second half of 2006, which caused our cost of funds to increase. At the same time, our yield on earning assets decreased slightly. This disparity between funding costs and asset yields contributed to the decline in the margin between the third and fourth quarters of 2006. The margin for the fourth quarter of 2006 also was affected negatively by the narrow spreads on the short-term securities we added to the investment portfolio to collateralize client deposits.

At the end of 2006, as deposit repricing caught up to loan repricing, the disparity between funding costs and asset yields narrowed, and the margin stabilized at 3.67%.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

----------------------------------------------------------------------------------------
                                              2007                        2006
----------------------------------------------------------------------------------------
NET INTEREST MARGIN                    Q3      Q2      Q1             Q4        Q3
----------------------------------------------------------------------------------------
Quarterly net interest margin        3.73%   3.73%   3.67%          3.67%     3.85%
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                   FIRST NINE MONTHS OF 2007   FIRST NINE MONTHS OF 2006
----------------------------------------------------------------------------------------
Year-to-date net interest margin             3.71%                       3.84%
----------------------------------------------------------------------------------------

The margin trended upward to 3.73% during the 2007 second quarter, mainly because the decrease in balances of lower-yielding instruments in the investment securities portfolio helped raise asset yields. Also, rates on national funding decreased.

The margin remained at 3.73% for the 2007 third quarter, due mainly to two factors: An increase in consumer loan yields helped offset a decrease in commercial loan yields; and a decline in the cost of short-term borrowings helped offset an increase in the rate on core interest-bearing deposits.

Although the increase in WTDirect deposits caused savings rates to rise, we expect WTDirect rates to have minimal effect on the net interest margin in the future, because growth in these deposits offsets our use of national funding.

Changes in the margin also reflected our ability to match the repricing characteristics of floating rate loans closely with the repricing characteristics of national funding.

-------------------------------------------------------------------------------------------------
                                                          9/30/07 VS.   9/30/07 VS.   9/30/07 VS.
CHANGES IN YIELDS AND RATES (in basis points)               6/30/07       12/31/06      9/30/06
-------------------------------------------------------------------------------------------------
Change in yield on total earning assets                      0 bps          4 bps         2 bps
-------------------------------------------------------------------------------------------------
Change in rate on total funds to support earning assets      0 bps        (2) bps        14 bps
-------------------------------------------------------------------------------------------------

On October 19, 2007, in our third quarter earnings conference call, we said that:

- Because the Federal Reserve's action on September 18 reduced short-term market interest rates, we expect our net interest margin to decline approximately 15 basis points from the 2007 third quarter level.

- We further expect a subsequent improvement of 7 to 10 basis points in the 2008 first quarter.

- These expectations assume that short-term rates remain unchanged from the September 18, 2007, level.

On October 31, 2007, the Federal Reserve lowered short-term rates by 25 basis points. This action could cause changes in our net interest margin to differ from the guidance we gave on October 19, 2007.

We remain slightly asset sensitive. This means that, when market interest rates decline, our floating rate loans reprice more quickly than our funding sources. This compresses the net interest margin until our funding sources reprice downward. For more information about our asset sensitivity and interest rate risk management, read the interest rate risk discussion in this report.

ANALYSIS OF EARNINGS

On the following pages, we present the consolidated comparative rate/volume and net interest income data for the third quarters and first nine months of 2007 and 2006.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

QUARTERLY ANALYSIS OF EARNINGS

                                     -----------------------------   ----------------------------
                                           2007 THIRD QUARTER             2006 THIRD QUARTER
                                     -----------------------------   ----------------------------
(Dollar amounts in millions;          AVERAGE    INCOME/   AVERAGE    AVERAGE   INCOME/   AVERAGE
 rates on a tax-equivalent basis)     BALANCE    EXPENSE      RATE    BALANCE   EXPENSE      RATE
------------------------------------------------------------------   ----------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell           $    27.3    $  0.4    6.36%    $   28.8    $  0.3    4.61%

   U.S. Treasury                         104.0       0.9    3.40        159.8       1.6    4.03
   Government agencies                   635.2       7.6    4.76        484.6       5.1    4.19
   State and municipal                    18.5       0.3    6.96          9.5       0.1    8.68
   Preferred stock                        65.7       1.3    7.82         90.4       1.7    7.57
   Mortgage-backed securities            616.5       6.7    4.20        772.4       7.8    4.02
   Other                                 386.4       6.0    6.24        389.7       6.3    6.37
--------------------------------------------------------             ------------------
      Total investment securities      1,826.3      22.8    4.94      1,906.4      22.6    4.74
                                     ------------------------------------------------------------
   Commercial, financial, and
      agricultural                     2,454.9      48.9    7.91      2,407.7      48.9    8.06
   Real estate - construction          1,769.2      37.5    8.41      1,588.7      34.9    8.72
   Mortgage - commercial               1,387.3      28.1    8.04      1,238.5      25.3    8.09
--------------------------------------------------------             ------------------
      Total commercial loans           5,611.4     114.5    8.10      5,234.9     109.1    8.27
                                     ------------------------------------------------------------
   Mortgage - residential                564.4       8.2    5.74        507.8       7.4    5.77
   Consumer loans                      1,533.0      28.9    7.48      1,470.5      27.2    7.33
   Secured with liquid collateral        551.5       9.6    6.88        546.1       9.5    6.87
--------------------------------------------------------             ------------------
      Total retail loans               2,648.9      46.7    6.98      2,524.4      44.1    6.91
                                     ------------------------------------------------------------
         Total loans net of
            unearned income            8,260.3     161.2    7.74      7,759.3     153.2    7.83
                                     ------------------------------------------------------------
         Total earning assets at
            historical cost          $10,113.9    $184.4    7.23%    $9,694.5    $176.1    7.21%
Fair valuation adjustment on
   investment securities available
   for sale                              (38.9)                         (49.4)
                                     ---------                       --------
Total earning assets                 $10,075.0                       $9,645.1
                                     =========                       ========

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                      -----------------------------   -----------------------------
                                           2007 THIRD QUARTER               2006 THIRD QUARTER
                                      -----------------------------   -----------------------------
(Dollar amounts in millions;           AVERAGE    INCOME/   AVERAGE    AVERAGE    INCOME/   AVERAGE
 rates on a tax-equivalent basis)      BALANCE    EXPENSE      RATE    BALANCE    EXPENSE      RATE
---------------------------------------------------------------------------------------------------
Funds supporting earning assets
   Savings                            $   540.9    $ 3.6     2.63%     $  304.1    $ 0.3     0.42%
   Interest-bearing demand              2,262.5      6.9     1.21       2,374.1      6.6     1.10
   Certificates < $100,000              1,007.7     10.7     4.23         988.1      9.7     3.87
   Local certificates > or =
      $100,000                            376.2      4.5     4.78         546.5      6.5     4.71
--------------------------------------------------------               -----------------
      Total core interest-
         bearing deposits               4,187.3     25.7     2.44       4,212.8     23.1     2.17
-------------------------------------------------------------------------------------------------
   National money market deposits         143.3      1.9     5.28            --       --       --
   National certificates > or =
      $100,000                          2,817.9     38.4     5.41       2,864.6     38.7     5.37
--------------------------------------------------------               -----------------
         Total interest-bearing
            deposits                    7,148.5     66.0     3.67       7,077.4     61.8     3.47
                                      -----------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase          1,386.8     16.6     4.73       1,048.8     13.4     5.05
   U.S. Treasury demand                    11.0      0.1     4.87           6.8      0.1     5.16
--------------------------------------------------------               -----------------
      Total short-term borrowings       1,397.8     16.7     4.74       1,055.6     13.5     5.05
                                      -----------------------------------------------------------
   Long-term debt                         390.7      6.6     6.66         394.2      6.7     6.79
--------------------------------------------------------               -----------------
         Total interest-bearing
            liabilities                 8,937.0     89.3     3.97       8,527.2     82.0     3.82
                                      -----------------------------------------------------------
   Other noninterest-bearing funds      1,176.9       --       --       1,167.3       --       --
-------------------------------------------------------------------------------------------------
            Total funds used to
                support earning
                assets                $10,113.9    $89.3     3.50%     $9,694.5    $82.0     3.36%
                                      ===========================================================
Net interest income/yield                           95.1     3.73%                  94.1     3.85%
   Tax-equivalent adjustment                        (1.0)                           (1.1)
                                                   -----                           -----
Net interest income                                $94.1                           $93.0
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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

YEAR-TO-DATE ANALYSIS OF EARNINGS

                                     -----------------------------   ----------------------------
                                                2007 YTD                       2006 YTD
                                     -----------------------------   ----------------------------
(Dollar amounts in millions;          AVERAGE    INCOME/   AVERAGE    AVERAGE   INCOME/   AVERAGE
rates on a tax-equivalent basis)      BALANCE    EXPENSE      RATE    BALANCE   EXPENSE      RATE
------------------------------------------------------------------   ----------------------------
Earning assets
   Federal funds sold and
      securities purchased under
      agreements to resell           $    40.6    $  1.6    5.39%    $   21.8    $  0.7    4.60%

   U.S. Treasury                         111.6       3.2    3.82        152.3       4.2    3.68
   Government agencies                   674.2      23.8    4.73        431.8      13.1    4.05
   State and municipal                    13.3       0.8    7.67         10.0       0.7    8.80
   Preferred stock                        73.0       4.2    7.76         90.6       5.3    7.63
   Mortgage-backed securities            653.9      20.7    4.22        813.7      25.3    4.14
   Other                                 389.6      18.3    6.28        396.3      17.8    6.04
--------------------------------------------------------             ------------------
      Total investment securities      1,915.6      71.0    4.95      1,894.7      66.4    4.67
                                     ------------------------------------------------------------
   Commercial, financial, and
      agricultural                     2,473.9     147.1    7.95      2,439.7     140.4    7.70
   Real estate - construction          1,712.2     109.1    8.52      1,477.0      92.7    8.39
   Mortgage - commercial               1,368.2      82.2    8.03      1,227.1      71.5    7.79
--------------------------------------------------------             ------------------
      Total commercial loans           5,554.3     338.4    8.14      5,143.8     304.6    7.92
                                     ------------------------------------------------------------
   Mortgage - residential                553.5      24.2    5.85        485.2      21.1    5.82
   Consumer loans                      1,516.5      84.4    7.44      1,445.5      76.7    7.10
   Secured with liquid collateral        539.3      27.6    6.84        553.5      26.6    6.43
--------------------------------------------------------             ------------------
      Total retail loans               2,609.3     136.2    6.98      2,484.2     124.4    6.70
                                     ------------------------------------------------------------
         Total loans net of
            unearned income            8,163.6     474.6    7.77      7,628.0     429.0    7.52
                                     ------------------------------------------------------------
         Total earning assets at
            historical cost          $10,119.8    $547.2    7.23%    $9,544.5    $496.1    6.95%
                                     ============================================================
Fair valuation adjustment on
   investment securities available
   for sale                              (29.9)                         (43.5)
                                     ---------                       --------
Total earning assets                 $10,089.9                       $9,501.0
                                     =========                       ========

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                           -----------------------------   ----------------------------
                                                      2007 YTD                       2006 YTD
                                           -----------------------------   ----------------------------
(Dollar amounts in millions;                AVERAGE    INCOME/   AVERAGE    AVERAGE   INCOME/   AVERAGE
rates on a tax-equivalent basis)            BALANCE    EXPENSE     RATE     BALANCE   EXPENSE     RATE
------------------------------------------------------------------------   ----------------------------
Funds supporting earning assets
   Savings                                 $   457.2   $  7.1     2.09%    $  317.0   $  0.9     0.38%
   Interest-bearing demand                   2,275.2     20.5     1.20      2,361.8     18.6     1.05
   Certificates < $100,000                   1,011.7     32.9     4.34        969.4     25.8     3.56
   Local certificates > or = $100,000          420.1     15.0     4.78        516.9     16.9     4.36
--------------------------------------------------------------             ------------------
      Total core interest-
         bearing deposits                    4,164.2     75.5     2.42      4,165.1     62.2     2.00
                                           ------------------------------------------------------------
   National money market deposits              142.9      5.8     5.42           --       --       --
   National certificates > or = $100,000     2,887.2    117.0     5.41      2,723.6    101.8     5.00
--------------------------------------------------------------             ------------------
         Total interest-bearing
            deposits                         7,194.3    198.3     3.68      6,888.7    164.0     3.18
                                           ------------------------------------------------------------
   Federal funds purchased and
      securities sold under
      agreements to repurchase               1,325.6     48.0     4.84      1,092.1     38.2     4.68
   U.S. Treasury demand                          9.0      0.3     4.99         11.5      0.4     4.69
--------------------------------------------------------------             ------------------
      Total short-term
         borrowings                          1,334.6     48.3     4.84      1,103.6     38.6     4.68
                                           ------------------------------------------------------------
   Long-term debt                              389.8     19.9     6.84        395.5     19.6     6.61
--------------------------------------------------------------             ------------------
            Total interest-bearing
               liabilities                   8,918.7    266.5     3.99      8,387.8    222.2     3.54
                                           ------------------------------------------------------------
   Other noninterest-bearing funds           1,201.1       --       --      1,156.7       --       --
--------------------------------------------------------------             ------------------
               Total funds used to
                  support earning
                  assets                   $10,119.8   $266.5     3.52%    $9,544.5   $222.2     3.11%
                                           ============================================================
Net interest income/yield                               280.7     3.71%                273.9     3.84%
   Tax-equivalent adjustment                             (3.0)                          (3.2)
                                                       -------                        -------
Net interest income                                    $277.7                         $270.7
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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

RATE-VOLUME ANALYSIS OF NET INTEREST INCOME

                                               -----------------------------   ------------------------------
                                                 FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2007/2006          SEPTEMBER 30, 2007/2006
                                               -----------------------------   ------------------------------
                                                    INCREASE/(DECREASE)             INCREASE/(DECREASE)
                                                      DUE TO CHANGE IN                DUE TO CHANGE IN
                                               -----------------------------   ------------------------------
                                               VOLUME (1)   RATE (2)   TOTAL   VOLUME (1)   RATE (2)    TOTAL
-------------------------------------------------------------------------------------------------------------
Interest income
   Federal funds sold and securities
      purchased under agreements to resell       $  --       $ 0.1     $ 0.1     $ 0.6       $ 0.3     $ 0.9

   U.S. Treasury                                  (0.6)       (0.1)     (0.7)     (1.1)        0.1      (1.0)
   Government agencies                             1.6         0.9       2.5       7.3         3.4      10.7
   State and municipal *                           0.2          --       0.2       0.2        (0.1)      0.1
   Preferred stock *                              (0.5)        0.1      (0.4)     (1.0)       (0.1)     (1.1)
   Mortgage-backed securities                     (1.6)        0.5      (1.1)     (4.9)        0.3      (4.6)
   Other *                                        (0.1)       (0.2)     (0.3)     (0.3)        0.8       0.5
-------------------------------------------------------------------------------------------------------------
      Total investment securities                 (1.0)        1.2       0.2       0.2         4.4       4.6
                                               --------------------------------------------------------------
   Commercial, financial, and agricultural *       1.0        (1.0)       --       2.0         4.7       6.7
   Real estate - construction                      4.0        (1.4)      2.6      14.8         1.6      16.4
   Mortgage - commercial *                         3.0        (0.2)      2.8       8.2         2.5      10.7
-------------------------------------------------------------------------------------------------------------
      Total commercial loans                       8.0        (2.6)      5.4      25.0         8.8      33.8
                                               --------------------------------------------------------------
   Mortgage - residential                          0.8          --       0.8       3.0         0.1       3.1
   Consumer                                        1.2         0.5       1.7       3.8         3.9       7.7
   Secured with liquid collateral                  0.1          --       0.1      (0.7)        1.7       1.0
-------------------------------------------------------------------------------------------------------------
      Total retail loans                           2.1         0.5       2.6       6.1         5.7      11.8
                                               --------------------------------------------------------------
      Total loans net of  unearned income         10.1        (2.1)      8.0      31.1        14.5      45.6
                                               --------------------------------------------------------------
      Total interest income                      $ 9.1       $(0.8)    $ 8.3     $31.9       $19.2     $51.1
                                               --------------------------------------------------------------
Interest expense:
   Savings                                       $ 0.3       $ 3.0     $ 3.3     $ 0.4       $ 5.8     $ 6.2
   Interest-bearing demand                        (0.3)        0.6       0.3      (0.7)        2.6       1.9
   Certificates under $100,000                     0.2         0.8       1.0       1.1         6.0       7.1
   Local CDs > or = $100,000                      (2.0)         --      (2.0)     (3.2)        1.3      (1.9)
-------------------------------------------------------------------------------------------------------------
      Total core interest-bearing deposits        (1.8)        4.4       2.6      (2.4)       15.7      13.3
                                               --------------------------------------------------------------
   National money market deposits                  1.9          --       1.9       5.8          --       5.8
   National CDs > or = $100,000                   (0.6)        0.3      (0.3)      6.1         9.1      15.2
-------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits             (0.5)        4.7       4.2       9.5        24.8      34.3
                                               --------------------------------------------------------------
   Federal funds purchased and securities
      sold under agreements to repurchase          4.3        (1.1)      3.2       8.2         1.6       9.8
   U.S. Treasury demand                            0.1        (0.1)       --      (0.1)         --      (0.1)
-------------------------------------------------------------------------------------------------------------
      Total short-term borrowings                  4.4        (1.2)      3.2       8.1         1.6       9.7
                                               --------------------------------------------------------------
   Long-term debt                                 (0.1)         --      (0.1)     (0.3)        0.6       0.3
-------------------------------------------------------------------------------------------------------------
      Total interest expense                     $ 3.8       $ 3.5     $ 7.3     $17.3       $27.0     $44.3
                                               --------------------------------------------------------------
Changes in net interest income                   $ 5.3       $(4.3)    $ 1.0     $14.6       $(7.8)    $ 6.8
                                               ==============================================================

* We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

(1) We define changes attributable to volume as a change in average balance multiplied by the prior year's rate.

(2) We define changes attributable to rate as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NONINTEREST INCOME

The majority of noninterest income continued to come from the Wealth Advisory Services (WAS) business, the Corporate Client Services (CCS) business, and the affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).

---------------------------------------------------------------------------------------
NONINTEREST INCOME (in millions)                2007 Q3   2006 Q3   2007 YTD   2006 YTD
---------------------------------------------------------------------------------------
WAS, CCS, and affiliate money manager
   revenue(1)                                    $83.1     $71.7     $245.9     $214.9
--------------------------------------------------------------------------------------
Service charges on deposit accounts                7.2       7.3       21.0       21.1
--------------------------------------------------------------------------------------
Other noninterest income                           4.7       5.5       16.4       17.6
--------------------------------------------------------------------------------------
Securities gains/(losses)                         (0.2)      0.1       (0.1)        --
--------------------------------------------------------------------------------------
Total noninterest income                         $94.8     $84.6     $283.2     $253.6
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Portion provided by advisory business revenue       88%       85%        87%        85%
--------------------------------------------------------------------------------------

(1)  After amortization.

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

2. Planning and other services fees. These fees are from financial planning, estate settlement, family office, tax, and other services. These fees are not associated with asset valuations. They are based on the level and complexity of the services we provide, not on the assets we manage or hold in custody. In some cases, these fees are based on the client's annual income. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

3. Mutual fund fees. These fees are tied primarily to money market mutual fund and cash balances, and do not reflect equity market movements.

----------------------------------------------------------------------------------------
WEALTH ADVISORY SERVICES REVENUE (in millions)   2007 Q3   2006 Q3   2007 YTD   2006 YTD
----------------------------------------------------------------------------------------
Trust and investment advisory fees                $40.5     $33.0     $115.8     $100.4
---------------------------------------------------------------------------------------
Planning and other services fees                   10.3       8.8       29.8       25.1
---------------------------------------------------------------------------------------
Mutual fund fees                                    5.3       5.3       15.4       15.0
---------------------------------------------------------------------------------------
Total Wealth Advisory Services revenue            $56.1     $47.1     $161.0     $140.5
---------------------------------------------------------------------------------------

WAS revenue was 19% higher for the third quarter and 15% higher for the first nine months of 2007 than for the corresponding periods in 2006. These increases were due mainly to growth in revenue from investment management, asset allocation, and family office services.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The increases in trust and investment advisory fees were due to new business development, market appreciation, and business from the acquisition of Boston-based Bingham Legg Advisers, LLC (BLA). We completed this acquisition in June and BLA took the Wilmington Trust name then.

Most of the growth in revenue from planning and other services was from family office services, which we expanded significantly beginning in June 2006.

In this expansion, we opened new offices in Princeton, New Jersey, and Stamford, Connecticut, and added staff with expertise in structuring family offices as legal entities; developing strategies for executive compensation; and working with clients who have inherited their wealth. These initiatives complement the services for sports and entertainment industry professionals offered by our Beverly Hills-based subsidiary, Grant Tani Barash & Altman (GTBA), and position us among the largest full-service family office practices in the industry.

Three markets had notable increases in their contributions to total WAS sales (new fees, annualized) for the quarter and first nine months of 2007:
California, Florida, and Georgia. Total WAS sales were lower than for the year-ago periods because last year's figures included a book of business we acquired when we added family office services staff in 2006. This acquisition skewed year-ago family office sales higher than what we would expect in the normal course of business.

------------------------------------------------------------------------------------
PERCENTAGE CONTRIBUTION TO TOTAL WAS SALES   2007 Q3   2006 Q3   2007 YTD   2006 YTD
------------------------------------------------------------------------------------
California                                        6%       3%         5%         3%
----------------------------------------------------------------------------------
Delaware (1)                                     57%      56%        56%        51%
----------------------------------------------------------------------------------
Florida                                           9%       5%         8%         6%
----------------------------------------------------------------------------------
Georgia                                           5%       1%         4%         2%
----------------------------------------------------------------------------------
Maryland                                          2%       2%         2%         2%
----------------------------------------------------------------------------------
New Jersey                                       --       --          1%        --
----------------------------------------------------------------------------------
New York                                          8%       9%         7%         8%
----------------------------------------------------------------------------------
Pennsylvania                                     12%      14%        11%        13%
----------------------------------------------------------------------------------
Family office services (2)                        1%      10%         6%        15%
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Total WAS sales (in millions)                  $5.5     $5.6      $17.9      $26.6
----------------------------------------------------------------------------------

(1) Sales recorded for Delaware include business from clients in other states who choose to establish accounts in Delaware to benefit from Delaware's trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states. We attribute these sales to Delaware because we serve these clients from our Delaware headquarters.

(2)  Includes GTBA.

WEALTH ADVISORY SERVICES PROFITABILITY

Compared to the year-ago third quarter, WAS profitability improved, as we began to see returns on the family office and other expansion investments we made in 2006. Revenue growth outpaced expense growth because of this positive operating leverage.

On a year-to-date basis, WAS profitability was slightly lower than for the first nine months of 2006, mainly because the Boston acquisition added expenses beginning with the third quarter of 2007. Also, the amount of the loan loss provision allocated to the WAS business was higher than for the first nine months of 2006.

------------------------------------------------------------------------------------
WEALTH ADVISORY SERVICES PROFITABILITY       2007 Q3   2006 Q3   2007 YTD   2006 YTD
------------------------------------------------------------------------------------
Segment net income (in millions)             $  8.1    $  7.3     $ 20.7     $ 19.9
-----------------------------------------------------------------------------------
Efficiency ratio                              77.39%    78.60%     80.46%     79.44%
-----------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

-----------------------------------------------------------------------------------------
CORPORATE CLIENT SERVICES REVENUE (in millions)   2007 Q3   2006 Q3   2007 YTD   2006 YTD
-----------------------------------------------------------------------------------------
Capital markets services                           $10.2     $ 8.7      $31.5     $26.6
---------------------------------------------------------------------------------------
Entity management services                           7.4       6.8       21.9      19.8
---------------------------------------------------------------------------------------
Retirement services                                  3.0       2.9        9.6       8.6
---------------------------------------------------------------------------------------
Investment/cash management services                  3.0       2.7        9.4       7.3
---------------------------------------------------------------------------------------
Total Corporate Client Services revenue            $23.6     $21.1      $72.4     $62.3
---------------------------------------------------------------------------------------

CCS revenue was 12% higher for the third quarter and 16% higher for the first nine months of 2007 than for the corresponding periods in 2006. On a year-to-date basis, all four components of this business recorded double-digit increases in revenue. In the 2007 third quarter, the pace of growth slowed, as volatility and uncertainty in the world's capital markets limited business development opportunities. These market conditions led to a decrease in CCS revenue between the second and third quarters of 2007.

Capital markets revenue for the first nine months of 2007 reflected demand for trust and administrative services that support tender option bonds, defeasance of commercial mortgage-backed securitizations, and trust-preferred securities. In addition, in the 2007 third quarter, fees from services that support collateralized debt obligations (CDOs) and default administration contributed to the revenue growth. These fees helped offset a slowdown in the market for services that support asset-backed securitizations (ABS).

Some of the ABS transactions for which CCS provides trust and administrative services hold a blend of prime and subprime residential mortgages. For us, the risk associated with the subprime market is the risk that the pace of growth in revenue will slow, which is what happened in the 2007 third quarter. As a service provider, our involvement in these transactions is defined contractually.

Fees for our ABS services are based on the complexity of the services provided, regardless of the underlying collateral. The same is true for the majority of CCS revenue. For the 2007 third quarter, ABS transactions backed by U.S. residential mortgages accounted for approximately 5%, or $1.2 million, of total CCS revenue. For the first nine months of 2007, the corresponding amount was 6%, or $4.3 million of total CCS revenue.

In the entity management component of the CCS business, revenue rose 9% compared to the year-ago third quarter, and 11% on a year-to-date basis. These increases were due mainly to increased levels of corporate governance business in Ireland and Germany. The growth in business from Germany reflected our expansion there in August

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

2006, when we opened an office in Frankfurt. Our acquisition in May 2006 of PwC Corporate Services (Cayman) from the accounting firm PricewaterhouseCoopers also contributed to the growth.

In the 2007 third quarter, the entity management component also benefited from our acquisition in June 2007 of a service provider in Luxembourg. The business in Europe helped offset a slowdown in the demand for entity management services elsewhere.

CDO SERVICES IN THE CCS BUSINESS

We do not issue or underwrite collateralized debt obligations (CDOs), establish pricing or valuations of CDO assets or liabilities, take positions in CDOs, or make loans or provide collateral to parties involved in CDO transactions. We help clients who use CDOs by serving as collateral administrator, paying agent, custodian, and/or trustee. These services are logical extentions of the trust and administrative services we have been providing for other types of structured finance transactions for many years now.

CDOs are complex structures that typically involve investment banks, equity investors, asset managers, note holders, and a variety of other interested parties. Each structure is governed by legal documents that clearly define the nature and extent of our activities, and which specify the roles, responsibilities, and administrative or trustee services that we are to perform.

In our role as trustee and/or administrator, we may implement operational controls, provide compliance reporting, provide investment and regulatory accounting services, and process transactions. We also may establish records and procedures that are based on the structure's governing documents. In all cases, our exposure is mitigated by the legal documents that govern the transaction.

We launched our enhanced CDO services in November 2006. To date, revenue from these services has been slower than we anticipated, but we are winning business mandates and we believe the outlook for growth is positive. There are many different types of CDOs, and we are capable of supporting the full range, which gives us the diversification necessary to weather current market conditions.

More information about our CDO services is on www.wilmingtontrust.com under the corporate and institutional link to structured finance services.

CORPORATE CLIENT SERVICES PROFITABILITY

CCS profitability for the 2007 third quarter was slightly less than for the year-ago third quarter, mainly because the Luxembourg acquisition increased expenses. Also contributing to expense growth was the small CCS office we opened during the 2007 second quarter in Bloomington, Minnesota. This office provides trust services for insurance premium financing structures.

---------------------------------------------------------------------------------
CORPORATE CLIENT SERVICES PROFITABILITY   2007 Q3   2006 Q3   2007 YTD   2006 YTD
---------------------------------------------------------------------------------
Segment net income (in millions)          $  4.2    $  5.3     $ 15.4     $ 13.5
--------------------------------------------------------------------------------
Efficiency ratio                           76.33%    69.29%     72.58%     72.19%
--------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

--------------------------------------------------------------------------------------------------------
CLIENT ASSETS AT WILMINGTON TRUST (1) (in billions)   AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
--------------------------------------------------------------------------------------------------------
Assets under management                                 $ 33.2       $ 31.9        $ 31.3       $ 29.1
------------------------------------------------------------------------------------------------------
Assets under management at Boston office (2)            $  1.3       $  1.3        $   --       $  --
------------------------------------------------------------------------------------------------------
Total assets under management                           $ 34.5       $ 33.2        $ 31.3       $ 29.1
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Assets under administration                             $ 86.2       $ 86.0        $ 76.2       $ 73.3
------------------------------------------------------------------------------------------------------
Assets under administration at Boston office (2)        $  0.9       $  0.9        $   --       $   --
------------------------------------------------------------------------------------------------------
Total assets under administration                       $ 87.1       $ 86.9        $ 76.2       $ 73.3
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Total client assets (3)                                 $121.6       $120.1        $107.5       $102.4
------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------
INVESTMENT MIX OF WILMINGTON TRUST MANAGED ASSETS (1)   AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------------------------
Equities                                                    49%          49%           47%          48%
------------------------------------------------------------------------------------------------------
Fixed income                                                23%          22%           27%          28%
------------------------------------------------------------------------------------------------------
Cash and equivalents                                        16%          16%           16%          14%
------------------------------------------------------------------------------------------------------
Other assets                                                12%          13%           10%          10%
------------------------------------------------------------------------------------------------------

(1) Excludes CRM and RCM. Includes Wilmington Trust FSB, Massachusetts (formerly Bingham Legg Advisers)

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Changes in managed assets at CRM and RCM reflect business flows as well as financial market movements and are indicative of business trends.

---------------------------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT (in billions)            AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------------------------------
Wilmington Trust (1)                                $33.2        $31.9        $31.3         $29.1
-------------------------------------------------------------------------------------------------
Assets under management at Boston office (2)        $ 1.3        $ 1.3        $  --         $  --
-------------------------------------------------------------------------------------------------
Cramer Rosenthal McGlynn                            $11.8        $11.9        $10.6         $ 9.8
-------------------------------------------------------------------------------------------------
Roxbury Capital Management                          $ 2.8        $ 3.0        $ 3.1         $ 3.1
-------------------------------------------------------------------------------------------------
Total assets under management                       $49.1        $48.1        $45.0         $42.0
-------------------------------------------------------------------------------------------------

(1) Includes estimates of asset values that are not readily available, such as those held in limited partnerships

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

-------------------------------------------------------------------------------------------------------
AFFILIATE MONEY MANAGER REVENUE (in millions)                   2007 Q3   2006 Q3   2007 YTD   2006 YTD
-------------------------------------------------------------------------------------------------------
Total revenue from affiliate money managers (net of expenses)     $4.6      $4.6      $15.9      $15.2
------------------------------------------------------------------------------------------------------

CRAMER ROSENTHAL MCGLYNN (CRM)

At value-style manager CRM, managed assets at September 30, 2007, were more than $2 billion higher than at September 30, 2006. This increase, due mainly to new business inflows, raised management fees and generated revenue that was higher for the first nine months of 2007 than for the corresponding year-ago amount.

In the third quarter of 2007, volatility in the equity markets decreased managed asset levels and reduced year-to-date hedge fund performance fees. This, in turn, lowered the revenue contribution from CRM.

------------------------------------------------------------------------------------------
REVENUE FROM CRAMER ROSENTHAL MCGLYNN              2007 Q3   2006 Q3   2007 YTD   2006 YTD
------------------------------------------------------------------------------------------
Revenue (in millions, net of expenses)               $4.2      $4.6      $15.2      $14.1
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
CRAMER ROSENTHAL MCGLYNN                AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
------------------------------------------------------------------------------------------
Assets under management (in millions)   $11,785.2    $11,928.7     $10,623.8     $9,784.5
-----------------------------------------------------------------------------------------
Wilmington Trust's ownership position       82.41%       82.41%        81.73%       81.73%
-----------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Our ownership position in CRM increased in the second quarter of 2007, as permitted by the put (relinquishment of interests) provisions in our agreement with CRM. This increase had a nominal effect on the revenue we receive from CRM.

ROXBURY CAPITAL MANAGEMENT (RCM)

At growth-style manager Roxbury Capital Management (RCM), the changes in managed asset levels and the revenue contribution reflected the firm's termination of its micro-cap and fixed income products during the second half of 2006. RCM's core small- and mid-cap products continued to perform well and attract assets.

REVENUE FROM ROXBURY CAPITAL MANAGEMENT              2007 Q3   2006 Q3   2007 YTD   2006 YTD
---------------------------------------              -------   -------   --------   --------
Revenue (in millions, net of expenses)                   $0.4      $--       $0.7       $1.1
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
ROXBURY CAPITAL MANAGEMENT                AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
--------------------------------------------------------------------------------------------
Assets under management (in millions)      $2,858.0     $3,005.3     $3,138.1      $3,122.9
-------------------------------------------------------------------------------------------
Wilmington Trust's ownership position
-------------------------------------------------------------------------------------------
   Ownership of preferred profits                30%          30%          30%           30%
-------------------------------------------------------------------------------------------
   Ownership of common interests              41.23%       41.23%       41.23%        41.23%
-------------------------------------------------------------------------------------------

Our agreement with RCM includes provisions that permit some of that firm's portfolio managers to put (relinquish) their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are in addition to our equity ownership position in RCM.

During the 2007 first quarter, principals of RCM's office in Portland, Oregon, became eligible to exercise some of their puts. On April 2, 2007, some of these principals put approximately $13 million of their Class B interests to us. Since then, the revenue related to these puts totaled $881,672.

NONINTEREST EXPENSE

During the third quarter and first nine months of 2007, expenses rose at a faster pace than revenue because many of the 2006 initiatives did not affect staffing and operating expenses significantly until the latter part of last year. In addition, we completed two acquisitions in 2007 that contributed to expense growth. Staffing-related costs continued to account for the majority of noninterest expenses.

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

- In June, we launched family office services on the East Coast. As part of this launch, we opened a new office in Stamford, Connecticut. The family office services expansion added 34 staff members and several important areas of specialization to the Wealth Advisory Services (WAS) business.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

- In October, we expanded the Corporate Client Services (CCS) business in Europe by opening an office in Frankfurt, Germany. The recently enacted German True Sale Initiative removed adverse tax consequences for asset-backed securitizations and paved the way for considerable expansion in that market.

- October also saw our investment in technology and a team of capital markets experts that added to services that support the administration of collateralized debt obligations.

- In November, we introduced WTDirect, our Internet-only banking product, with a high-yield savings account. WTDirect is off to a strong start, but its launch involved considerable up-front development and advertising expense.

We completed both of our 2007 acquisitions in June.

- We established a WAS presence in Boston with the acquisition of Bingham Legg Advisers, LLC (BLA), a wealth management firm that specializes in tax-sensitive investment strategies for high-net-worth clients. BLA took the Wilmington Trust name at the end of June and this acquisition added 26 staff members.

- CCS expanded its presence in Europe by acquiring a corporate services provider in Luxembourg that specializes in providing management, accounting, director, and other services for international holding and finance companies. This acquisition added 8 staff members.

These initiatives added to our expenses as we completed each one, but we expect the corresponding increases in revenue to occur more gradually, as we develop each of these initiatives more fully over time.

----------------------------------------------------------------------------------
OPERATING EXPENSES (dollars in millions)   2007 Q3   2006 Q3   2007 YTD   2006 YTD
----------------------------------------------------------------------------------
Full-time-equivalent staff members           2,590     2,520     2,590      2,520
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Salaries and wages expense                  $ 44.1    $ 39.5    $127.7     $114.1
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Stock option expense                        $  1.6    $  1.9    $  6.2     $  5.6
----------------------------------------------------------------------------------
Total incentives and bonuses expense (1)    $ 10.0    $  8.9    $ 35.4     $ 29.5
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Employment benefits expense                 $ 12.7    $ 11.4    $ 38.9     $ 36.8
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Total staffing-related expense              $ 66.8    $ 59.8    $202.0     $180.4
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Total noninterest operating expenses (2)    $110.8    $ 98.6    $327.2     $294.5
----------------------------------------------------------------------------------

(1)  Includes stock option expense

(2)  Excludes impairment charge

Incentives and bonuses expense for the first nine months of 2007 included an adjustment that reduced stock-based compensation expense by approximately $0.5 million. We made this adjustment because stock option forfeitures were higher than estimated, which lowered the expense associated with their award. Absent this adjustment, stock option expense for the first nine months of 2007 would have been approximately $6.7 million instead of $6.2 million. Total incentives and bonuses expense would have been approximately $35.9 million instead of $35.4 million.

In addition, incentives and bonuses expense for the first nine months of 2007 included approximately $2.0 million that we do not expect to incur again in 2007. Approximately $1.0 million of this amount was for restricted stock grants.

The other large expense increases for the third quarter and first nine months of 2007 were in the category recorded as "other expense." The year-to-date amount reflected higher legal expenses and costs associated with credit and debit card transaction volumes. The third quarter amount included approximately $2.3 million in shares tax expense,

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

which resulted from a review of state tax obligations. Accounting rules require us to record this type of expense in other expenses because it is not an income tax. We do not expect to incur this expense again in 2007.

INCOME TAXES

Income tax expense and the effective tax rate were higher than for previous periods because:

- New business development and our expansion initiatives increased state income taxes, and

- The amounts reported for the third quarter and first nine months of 2006 reflect tax benefits that resulted from the non-cash write-down of our investment in RCM.

---------------------------------------------------------------------------------
INCOME TAXES AND TAX RATE          2007 Q3       2006 Q3      2007 YTD   2006 YTD
---------------------------------------------------------------------------------
Pre-tax income (in millions)       $ 69.2             $ 0.1    $214.7     $142.7
---------------------------------------------------------------------------------
Income tax expense (in millions)   $ 22.9             $(5.0)   $ 75.9     $ 46.3
---------------------------------------------------------------------------------
Effective tax rate                  33.23%   Not meaningful     35.50%     32.45%
---------------------------------------------------------------------------------

During the 2007 third quarter, an agreement with state taxing authorities reduced a reserve for state income taxes and resulted in a credit to income tax expense of approximately $2.7 million. We do not expect this to occur again in 2007. Absent this credit, the effective tax rate for the 2007 third quarter would have been 37.18%.

We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109," on January 1, 2007. See Note 10, "Income taxes," in this report.

CAPITAL RESOURCES

We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with regulatory requirements, and provide for future growth. Our wholly owned bank subsidiaries are the main users of our capital, and they are subject to regulatory capital requirements. The advisory businesses are not as capital-intensive, and they are not subject to regulatory capital requirements, although some of our trust agreements include specific capital requirements.

Our capital position remained strong during the first nine months of 2007 and our regulatory capital continued to exceed minimum requirements. This led the Board of Directors to approve, on April 19, 2007, a 6% increase in the quarterly cash dividend, raising it by $0.02, from $0.315 per share to $0.335 per share. On an annualized basis, this increased the dividend from $1.26 per share to $1.34 per share.

On October 19, 2007, the Board of Directors declared a regular quarterly dividend of $0.335 per share. This dividend will be paid on November 15, 2007, to stockholders of record on November 1, 2007.

--------------------------------------------------------------------------------------------------------
                                                      NINE MONTHS ENDED   YEAR ENDED   NINE MONTHS ENDED
CAPITAL STRENGTH (dollars in millions)                     9/30/07         12/31/06         9/30/06
--------------------------------------------------------------------------------------------------------
Stockholders' equity (period end)                         $1,098.0         $1,059.3        $1,064.3
--------------------------------------------------------------------------------------------------------
Stockholders' equity (on average)                         $1,090.1         $1,059.1        $1,056.3
--------------------------------------------------------------------------------------------------------
Return on average stockholders' equity (annualized)          16.93%           13.58%          12.19%
--------------------------------------------------------------------------------------------------------
Return on average assets (annualized)                         1.68%            1.37%           1.24%
--------------------------------------------------------------------------------------------------------
Capital generation ratio (annualized)                         6.66%            5.77%           4.31%
--------------------------------------------------------------------------------------------------------
Dividend payout ratio                                        48.84%           59.18%          65.94%
--------------------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

During the first nine months of 2007, we added $38.7 million to capital, which consisted of:

- $70.6 million, which reflected earnings of $138.0 million net of $67.4 million in cash dividends;

- $22.4 million from the issue of common stock under employment benefit plans;

-    $6.2 million of stock-based compensation expense;

-    $1.2 million in tax benefits from stock-based compensation costs;

- $1.2 million in adjustments to minimum pension, supplemental executive retirement plan, and postretirement benefits plan liabilities, net of taxes;

-    $0.6 million in foreign currency exchange adjustments;

-    $0.9 million of amortized derivative cost, net of taxes; and

- $3.8 million of derivative gains included in other comprehensive income, net of taxes.

Offsetting these additions were $68.2 million of reductions in capital, which consisted of:

-    $65.1 million for the repurchase of shares;

-    $1.5 million in unrealized losses on securities, net of taxes; and

- $1.6 million for the adoption of FIN 48. For more information about FIN 48, read Note 10, "Income taxes," in this report and Note 3, "Recent accounting pronouncements," in our 2006 Annual Report to Shareholders.

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

Changes in our capital ratios from the end of 2006 reflected our use of capital to repurchase shares and to fund acquisitions.

------------------------------------------------------------------------------------------
                              AT         AT           MINIMUM TO BE         MINIMUM TO BE
REGULATORY CAPITAL RATIOS   9/30/07   12/31/06   ADEQUATELY CAPITALIZED   WELL CAPITALIZED
------------------------------------------------------------------------------------------
Total risk-based capital     11.54%    12.10%              8%                    10%
------------------------------------------------------------------------------------------
Tier 1 risk-based capital     7.96%     8.25%              4%                     6%
------------------------------------------------------------------------------------------
Tier 1 leverage capital       7.31%     7.39%              4%                     5%
------------------------------------------------------------------------------------------

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

-------------------------------------------------------------------------------------------------
SHARE REPURCHASES                             2007 Q3       2006 Q3       2007 YTD      2006 YTD
-------------------------------------------------------------------------------------------------
Number of shares repurchased                    530,015       504,515     1,580,090       661,832
-------------------------------------------------------------------------------------------------
Average price per share repurchased         $     39.14   $     44.08   $     41.19   $     43.93
-------------------------------------------------------------------------------------------------
Total cost of shares repurchased            $20,743,904   $22,239,675   $65,085,868   $29,076,426
-------------------------------------------------------------------------------------------------
Total shares purchased under current plan     2,931,331     1,350,077     2,931,331     1,350,077
-------------------------------------------------------------------------------------------------
Shares available for repurchase               5,068,669     6,649,923     5,068,669     6,649,923
-------------------------------------------------------------------------------------------------

LIQUIDITY AND FUNDING

Liquidity is a measure of how well a company is positioned to obtain the funding it needs to conduct business. As a bank holding company, we need liquidity to support operating and investing activities, to comply with regulatory requirements, and to minimize the risk of having insufficient funds to conduct business.

We believe our liquidity position is strong because we are well capitalized, as evidenced by our capital ratios, and because we have diverse sources of funding. These sources include deposits, short- and long-term borrowings, cash flow from our loan and investment securities portfolios, stockholders' equity, and other types of credit facilities, such as long-term debt.

Having access to a variety of funding sources gives us the ability to adjust the mix and amount of funding as we deem appropriate. It also helps mitigate the risk of having insufficient liquidity.

In managing liquidity, we follow a liquidity risk management policy that has been established by our Asset/Liability Committee and approved by our Board of Directors. We also use a funds-at-risk (FAR) ratio, which we calculate monthly. The FAR ratio expresses liquid assets and other dedicated funding sources as a percentage of wholesale liabilities. The FAR ratio considers these items on three-month, six-month, and one-year time horizons.

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

We believe our ability to obtain funding from the national markets mitigates our liquidity risk. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch Ratings - to guide their decisions. At September 30, 2007 all of our credit ratings:

-    Were investment grade.

- Substantiated our financial stability and the consistency, over time, of our earnings.

On August 27, 2007, Fitch Ratings affirmed its ratings of Wilmington Trust Corporation and Wilmington Trust Company. The Fitch report said, "Factors supporting Wilmington's ratings include its balanced business mix, good asset quality, and solid market niches in a number of asset management businesses."

On March 9, 2007, Moody's Investors Service upgraded its Bank Financial Strength Rating of our primary banking subsidiary, Wilmington Trust Company, to B- from C+. According to Moody's, the upgrade "reflects Wilmington's strong capital and asset quality indicators, as well as its contained market risk appetite, and strong control and risk management. It also considers Wilmington's limited geographic diversification and material credit risk concentration."

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The following tables summarize our current credit ratings and the dates of the most recent opinions and/or affirmations.

----------------------------------------------------------------------------------------------------------------
WILMINGTON TRUST CORPORATION           FITCH RATINGS (1)   MOODY'S INVESTORS SERVICE (2)   STANDARD & POOR'S (3)
----------------------------------------------------------------------------------------------------------------
Outlook                                      Stable                    Stable                       Stable
----------------------------------------------------------------------------------------------------------------
Issuer rating (long-term/short-term)         A+/F1                      A2/ *                       A-/A-2
----------------------------------------------------------------------------------------------------------------
Subordinated debt                              A                         A3                          BBB+
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
WILMINGTON TRUST COMPANY               FITCH RATINGS (1)   MOODY'S INVESTORS SERVICE (2)   STANDARD & POOR'S (3)
----------------------------------------------------------------------------------------------------------------
Outlook                                      Stable                   Stable                       Stable
----------------------------------------------------------------------------------------------------------------
Bank financial strength                       A/B                       B-                           *
----------------------------------------------------------------------------------------------------------------
Issuer rating (long-term/short-term)         A+/F1                      A1                         A/A-1
----------------------------------------------------------------------------------------------------------------
Bank deposits (long-term/short-term)        AA-/ F1+                  A1/P-1                       A/A-1
----------------------------------------------------------------------------------------------------------------

*    No rating in this category

(1)  As of August 2007

(2)  As of March 2007

(3)  As of August 2006

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

LIQUIDITY IN THE FIRST NINE MONTHS OF 2007

At September 30, 2007, we were operating within Level I parameters of our liquidity management policy. In addition, our FAR ratio calculations placed our liquidity position within Level I parameters. We have maintained a Level I position since the levels were established in 2004.

Our sources of liquidity remained diversified. As of September 30, 2007, our sources of liquidity included:

-    Core deposit balances of $5.00 billion.

-    National money market deposits of $144.4 million.

-    National CDs > or = $100,000 of $2.35 billion.

-    Short-term borrowings of $1.97 billion.

-    Long-term debt of $391.5 million.

-    Stockholders' equity of $1.10 billion.

-    Investment securities of $1.85 billion.

- Borrowing capacity of $90.0 million from lines of credit with U.S. financial institutions.

-    Borrowing capacity secured with collateral from the Federal Home Loan Bank
     (FHLB) of Pittsburgh, of which Wilmington Trust Company and Wilmington Trust of Pennsylvania are members. As of June 30, 2007, our FHLB borrowing capacity was $635.1 million. The FHLB adjusts our borrowing capacity on a quarterly basis, but its adjustment calculations for September 30, 2007, were not available as of the filing date of this report (November 9, 2007).

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Our long-term debt currently consists of two issues of subordinated long-term debt. As we assess future funding needs, we may elect to replace existing debt issues as they mature. We also may elect to issue additional long-term debt.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for Cramer Rosenthal McGlynn (CRM). At September 30, 2007, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 82.41%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 3, 2007. We expect CRM to renew this line of credit.

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

- It helps us manage interest rate risk, because we can match the repricing characteristics of wholesale funds closely with the repricing characteristics of floating rate loans. We adjust the mix between national CDs > or = $100,000 and short-term borrowings, depending on which has more favorable terms. For more information on how we manage interest rate risk, refer to the discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

As we expand our commercial banking business throughout the Delaware Valley region, we expect that loan growth will continue to outpace core deposit growth, and we will continue to use a blend of core deposits and national funding to support loan growth.

FUNDING IN THE FIRST NINE MONTHS OF 2007

During the first nine months of 2007, core deposits (demand deposits, interest-bearing demand deposits, time deposits, and local CDs > or = $100,000) continued to be our primary source of funding.

During the 2006 fourth quarter, we diversified our funding sources by launching WTDirect and adding national money market deposits. Previously included in interest-bearing demand deposit balances, national money market deposits now are reported separately. Prior period amounts were adjusted to reflect this change.

----------------------------------------------------------------------------
PROPORTION OF FUNDING PROVIDED BY (ON AVERAGE)   2007 Q3   2007 Q2   2006 Q3
----------------------------------------------------------------------------
Core deposits                                       53%       53%       56%
----------------------------------------------------------------------------
National funding                                    32%       33%       32%
----------------------------------------------------------------------------
Short-term borrowings                               15%       14%       12%
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Loan-to-deposit ratio                             1.05%     1.03%     0.99%
----------------------------------------------------------------------------

On an absolute basis, the rates on national funding tend to be higher than the rates on core deposits. Using rates alone to compare funding costs, however, can be misleading. While core deposit rates express the absolute cost of

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

the funds, they do not reflect the associated staffing and other operating expenses. For a comparison of core deposit and national funding rates, refer to the interest rate risk discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section of this report.

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

The assets on our balance sheet consist primarily of investment securities, which we discuss elsewhere in this report, and loans. Loans accounted for 75% of our assets at September 30, 2007, and most of our asset quality remained tied to loan, or credit, quality. Credit quality, or credit risk, is an assessment of the ability of borrowers to repay loans according to contractual terms. Borrowers not repaying loans could affect our earnings negatively.

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

CREDIT QUALITY IN THE THIRD QUARTER AND FIRST NINE MONTHS OF 2007

Net charge-offs and the net charge-off ratio remained at the low end of their historical range during the third quarter and first nine months of 2007. During the third quarter, however, some of our credit metrics returned to levels more in line with what we have experienced historically. Nonperforming asset levels rose and we downgraded the risk ratings of several loans, which increased the provision and reserve for loan losses.

NET CHARGE-OFFS

At $4.8 million, net charge-offs for the 2007 third quarter were $2.5 million less than for the year-ago third quarter. For the first nine months of 2007, net charge-offs totaled $11.6 million, which was $1.0 million less than for the same period in 2006.

Commercial construction/real estate and commercial mortgage loans accounted for approximately 15% of the third quarter net charge-offs and approximately 6% of the year-to-date net charge-offs.

The net charge-off ratio remained at the low end of our historical experience. It was 6 basis points for the third quarter and 14 basis points for the first nine months of 2007. Annualized, the third quarter net charge-off ratio was 24 basis points, which was 12 basis points lower than the corresponding 2006 figure. Since 1996, the annual net charge-off ratio has ranged from a low of 14 basis points for 2005 to a high of 44 basis points for 2000.

-----------------------------------------------------------------------------------------------
CHARGE-OFFS FOR THE THREE MONTHS ENDED
(dollars in millions)                               9/30/07          12/31/06           9/30/06
-----------------------------------------------------------------------------------------------
Gross charge-offs for the quarter                      $6.4              $7.1              $8.6
-----------------------------------------------------------------------------------------------
Recoveries for the quarter                             $1.6              $1.2              $1.3
-----------------------------------------------------------------------------------------------
Net charge-offs for the quarter                        $4.8              $5.9              $7.3
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Net charge-off ratio for the quarter         6 basis points    7 basis points    9 basis points
-----------------------------------------------------------------------------------------------
Quarterly net charge-off ratio annualized   24 basis points   28 basis points   36 basis points
-----------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

-------------------------------------------------------------------------------------
MIX OF NET CHARGE-OFFS FOR THE THREE MONTHS ENDED
(in millions)                                            9/30/07   12/31/06   9/30/06
-------------------------------------------------------------------------------------
Consumer loans                                             $3.0      $2.7       $1.9
-------------------------------------------------------------------------------------
Commercial, financial, and agricultural loans              $1.1      $3.2       $5.4
-------------------------------------------------------------------------------------
Commercial real estate/construction and mortgage loans     $0.7      $ --       $ --
-------------------------------------------------------------------------------------
Total net charge-offs                                      $4.8      $5.9       $7.3
-------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
YEAR-TO-DATE CHARGE-OFFS (dollars in millions)    AS OF 9/30/07     AS OF 12/31/06    AS OF 9/30/06
----------------------------------------------------------------------------------------------------
Year-to-date gross charge-offs                             $16.9             $24.6             $17.5
----------------------------------------------------------------------------------------------------
Year-to-date recoveries                                    $ 5.3             $ 6.1             $ 4.9
----------------------------------------------------------------------------------------------------
Year-to-date net charge-offs                               $11.6             $18.5             $12.6
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Year-to-date net charge-off ratio                14 basis points   24 basis points   16 basis points
----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
MIX OF NET CHARGE-OFFS YEAR TO DATE (in millions)        AS OF 9/30/07   AS OF 12/31/06   AS OF 9/30/06
-------------------------------------------------------------------------------------------------------
Consumer loans                                               $ 8.5            $ 8.0           $ 5.3
-------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural loans                $ 2.4            $10.2           $ 7.3
-------------------------------------------------------------------------------------------------------
Commercial real estate/construction and mortgage loans       $ 0.7            $ 0.3           $  --
-------------------------------------------------------------------------------------------------------
Year-to-date net charge-offs                                 $11.6            $18.5           $12.6
-------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

Nonaccruing loans were higher than for prior periods largely because we transferred $10.3 million in loans to the Elliott Building Group to nonaccruing status in the 2007 second quarter. This borrower filed for bankruptcy in June 2007. Normally, we do not discuss clients by name, but this bankruptcy filing is a matter of public record and news media stories about it have mentioned our involvement.

There was no change to the status of the Elliott Building Group loans during the 2007 third quarter. These loans are for two housing developments under construction in southern New Jersey. Both of these developments are successful and our position is secured by a first lien mortgage on each. The Elliott Building group has a number of other projects underway to which we have zero credit exposure.

We currently are unable to predict how the status of these loans might change or whether this client's bankruptcy filing might affect charge-offs. As our historical record of charge-offs indicates, our loan work-out programs are very successful. We remain confident in our work-out processes and in the rigor of our loan underwriting standards, which we apply consistently.

The increase in nonaccruing loans also reflected CRE and C&I loans that we transferred to nonaccruing status during the 2007 third quarter. Approximately 66% of the linked-quarter increase was related to one residential project in Montgomery County, Pennsylvania.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

-------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS (dollars in millions)             AT 9/30/07         AT 12/31/06        AT 9/30/06
-------------------------------------------------------------------------------------------------------
Period-end loan balances                                $8,336.5             $8,094.9          $7,780.2
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Period-end nonperforming assets:
-------------------------------------------------------------------------------------------------------
   Nonaccruing loans                                    $   54.1             $   31.0          $   32.0
-------------------------------------------------------------------------------------------------------
   Other real estate owned (OREO)                       $    0.2             $    4.8          $    4.8
-------------------------------------------------------------------------------------------------------
   Renegotiated loans                                   $   19.2             $     --          $     --
-------------------------------------------------------------------------------------------------------
      Total nonperforming assets                        $   73.5             $   35.8          $   36.8
-------------------------------------------------------------------------------------------------------
Ratio of nonperforming assets to loans           88 basis points      44 basis points   47 basis points
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Loans past due 90 days or more at period end            $   17.0             $    5.8          $    7.7
-------------------------------------------------------------------------------------------------------
Ratio of loans past due 90 days to total loans   20 basis points       7 basis points   10 basis points
-------------------------------------------------------------------------------------------------------

The decline in other real estate owned (OREO) from prior periods reflected the sale during the 2007 second quarter of agricultural land in New Jersey that had been classified as OREO since the second quarter of last year. The sale of this property generated a gain of $1.4 million, which we recorded as other income for the 2007 second quarter.

During the 2007 third quarter, we renegotiated approximately $19.0 million in CRE loans to one Pennsylvania-based developer. These loans are for a large single family and townhome development in Sussex County, Delaware. The remainder of the renegotiated loan amount is associated with one personal loan to a commercial banking client. This loan was renegotiated in the first quarter of 2007.

Loans past due 90 days or more were higher than for prior periods mainly because of one loan for a hotel and retail project in Ocean City, Maryland.

INTERNAL RISK RATING ANALYSIS

During the 2007 third quarter, we shifted several commercial loans with pass ratings to the watchlisted and substandard categories. All three categories of commercial loans were represented in the rating downgrades and they were spread throughout the Regional Banking geographic footprint.

----------------------------------------------------------------------------------
INTERNAL RISK RATING ANALYSIS   AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------
Pass                              96.01%       96.81%        97.39%       97.41%
----------------------------------------------------------------------------------
Watchlisted                        2.62%        2.27%         1.82%        1.73%
----------------------------------------------------------------------------------
Substandard                        1.36%        0.91%         0.79%        0.86%
----------------------------------------------------------------------------------
Doubtful                           0.01%        0.01%           --           --
----------------------------------------------------------------------------------

We apply the internal risk rating classifications consistently. For more information about these classifications, read the credit risk discussion in our 2006 Annual Report to Shareholders.

SERIOUS-DOUBT LOANS
-------------------

Serious-doubt loans are loans that we do not think will be repaid in full, even though they are performing in accordance with the contractual terms or are fewer than 90 days past due. Most of our serious-doubt loans are commercial loans.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

-----------------------------------------------------------------------------------------------------------
SERIOUS-DOUBT LOANS                                      AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
-----------------------------------------------------------------------------------------------------------
Serious-doubt loans (in millions)                          $15.3        $15.7         $18.8        $24.5
-----------------------------------------------------------------------------------------------------------
Ratio of serious-doubt loans to total loan balances         0.18%        0.19%         0.23%        0.31%
-----------------------------------------------------------------------------------------------------------
Percent of serious-doubt loans in commercial portfolio        80%          81%           84%          81%
-----------------------------------------------------------------------------------------------------------

LOAN PORTFOLIO COMPOSITION

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

----------------------------------------------------------------------------------------
COMPOSITION OF THE LOAN PORTFOLIO     AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------
Commercial/financial/agricultural         30%          30%          31%           31%
----------------------------------------------------------------------------------------
Commercial real estate/construction       21%          21%          21%           21%
----------------------------------------------------------------------------------------
Commercial mortgage                       16%          17%          16%           16%
----------------------------------------------------------------------------------------
Residential mortgage                       7%           7%           7%            7%
----------------------------------------------------------------------------------------
Home equity                                4%           4%           4%            4%
----------------------------------------------------------------------------------------
Indirect loans                             9%           8%           8%            9%
----------------------------------------------------------------------------------------
Credit card                                1%           1%           1%            1%
----------------------------------------------------------------------------------------
Other consumer                             5%           5%           5%            4%
----------------------------------------------------------------------------------------
Secured with liquid collateral             7%           7%           7%            7%
----------------------------------------------------------------------------------------

LOAN LOSS RESERVE AND LOAN LOSS PROVISION

The increase in nonperforming assets and the risk rating downgrades in the 2007 third quarter caused the increases in the provision and reserve for loan losses.

------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                          2007 Q3   2006 Q3   2007 YTD   2006 YTD
------------------------------------------------------------------------------------------
Provision for loan losses (in millions)              $8.9      $6.6      $19.0      $14.8
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
RESERVE FOR LOAN LOSSES                 AT 9/30/07   AT 6/30/07   AT 12/31/06   AT 9/30/06
------------------------------------------------------------------------------------------
Reserve for loan losses (in millions)     $101.6       $97.5         $94.2        $93.6
------------------------------------------------------------------------------------------
Loan loss reserve ratio                     1.22%       1.18%         1.16%        1.20%
------------------------------------------------------------------------------------------

We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses and we make subjective judgments about amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the Delaware Valley regional economy, market interest rates, and regulatory guidelines. For more information about how we establish and account for the loan loss reserve, read Note 2, "Summary of significant accounting policies," in our 2006 Annual Report to Shareholders.

The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry the same or a higher degree of risk than loans already in the portfolio.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

The derivative instruments we use are primarily interest rate swap contracts and interest rate floor contracts. These instruments help us hedge the risk to interest income from fluctuations in floating interest rates on commercial loans and subordinated long-term debt. As of September 30, 2007, we had a total of $1,125.0 million hedged in derivative instruments, as follows:

- $1.0 billion of interest rate floor contracts in connection with floating rate loans in our commercial loan portfolio, and

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

We also use interest rate swap contracts to help loan clients manage their interest rate risk. These swaps let loan clients convert floating rate loan payments to fixed rate loan payments. When we enter into one of these contracts with a client, we simultaneously enter into a "mirror" swap contract with a third party (typically a financial institution) that exchanges the fixed rate loan payments for floating rate loan payments.

As of September 30, 2007, we had client swap contracts of $378.1 million and an equal amount of swap contracts with third parties to mirror the client swaps, for a total of $756.2 million of swaps associated with loans to clients.

Our other contractual obligations as of September 30, 2007, consisted of:

- One $28.0 million loan from the Federal Home Loan Bank of Pittsburgh. We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

- Lease commitments for offices, net of sublease arrangements, which total $69.3 million. In Delaware, we lease many of our branch offices. We lease all of our branch and other offices outside of Delaware.

- An 82.41% guaranty of a $3.0 million line-of-credit obligation of affiliate money manager Cramer Rosenthal McGlynn (CRM). The guaranty amount represents our current ownership interest in CRM. The balance of this line of credit is zero and it is scheduled to expire on December 3, 2007.

-    Certificates of deposit amounting to $3.75 billion.

- Letters of credit, unfunded loan commitments, and unadvanced lines of credit amounting to $3.65 billion.

The following table summarizes our current contractual obligations and the periods over which they extend.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

-----------------------------------------------------------------------------------
                                            LESS THAN   1 TO 3   3 TO 5   MORE THAN
PAYMENTS DUE (in millions)         TOTAL      1 YEAR     YEARS    YEARS     5 YEARS
-----------------------------------------------------------------------------------
Certificates of deposit          $3,745.1    $3,616.9   $ 90.4    $30.7     $  7.1
-----------------------------------------------------------------------------------
Long-term debt obligations (1)      391.5       114.9     28.0       --      248.6
-----------------------------------------------------------------------------------
Interest on long-term debt           79.9        20.2     28.0     24.5        7.2
-----------------------------------------------------------------------------------
Operating lease obligations          69.3        11.9     21.1     13.5       22.8
-----------------------------------------------------------------------------------
Guaranty obligations                  2.5         2.5       --       --         --
-----------------------------------------------------------------------------------
Total                            $4,288.3    $3,766.4   $167.5    $68.7     $285.7
-----------------------------------------------------------------------------------

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

Our agreements with CRM, RCM, Grant Tani Barash & Altman, and Wilmington Trust Conduit Services permit principal members and designated key employees of each firm, subject to certain restrictions, to put their interests in their respective firms to our company. For more information about these agreements, refer to Note 4, "Affiliates and acquisitions," which begins on page 75 of our 2006 Annual Report to Shareholders.

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Refer to Note 12, "Accounting pronouncements," of this report for a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations.

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

-    Note 1, "Accounting and reporting policies," in this report; and

-    Note 12, "Accounting pronouncements," in this report.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

- Purchasing interest rate floors to hedge interest income risk associated with some of our floating rate commercial loans. For more information about this, read Note 5, "Derivative and hedging activities," and the derivatives and hedging instruments discussion in this report.

For more information about our interest rate risk management strategies, read the discussion that begins on page 43 of our 2006 Annual Report to Shareholders.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

INTEREST RATE RISK IN THE FIRST NINE MONTHS OF 2007

Our interest rate position at September 30, 2007, reflected our ability to match loan repricing characteristics closely with changes in the cost of funds.

----------------------------------------------------------------------------------------------------
AS A PERCENTAGE OF TOTAL BALANCES                              AT 9/30/07   AT 12/31/06   AT 9/30/06
----------------------------------------------------------------------------------------------------
Loans outstanding with floating rates                              71%          74%           75%
----------------------------------------------------------------------------------------------------
Percentage of floating rates loans that are commercial loans       82%          82%           81%
----------------------------------------------------------------------------------------------------
Commercial floating rate loans repricing in < or = 30 days         99%          93%           93%
----------------------------------------------------------------------------------------------------
Commercial loans tied to a prime rate                              60%          61%           62%
----------------------------------------------------------------------------------------------------
Commercial loans tied to the 30-day LIBOR                          35%          35%           34%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
National CDs maturing in < or = 90 days                            74%          55%           74%
----------------------------------------------------------------------------------------------------
Short-term borrowings maturing in < or = 90 days                   88%          92%           98%
----------------------------------------------------------------------------------------------------

Our commercial floating rate loans continued to reprice more quickly than national funding. As of September 30, 2007, approximately $4.8 billion of commercial loans were repricing within 30 or fewer days, while approximately $3.5 billion of national CDs and short-term borrowings were repricing in 90 or fewer days.

----------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2007 (dollars in millions)   BALANCES   % REPRICING IN < or = 30 DAYS   $ REPRICING IN < or = 30 DAYS
----------------------------------------------------------------------------------------------------------------------
Commercial floating rate loans                $4,873.1                99%                         $4,824.4
----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
FUNDING                                       BALANCES   % REPRICING IN < or = 90 DAYS    $ REPRICING IN < or = 90 DAYS
-----------------------------------------------------------------------------------------------------------------------
National CDs                                  $2,353.1                74%                         $1,736.6
-----------------------------------------------------------------------------------------------------------------------
Short-term borrowings                         $1,966.4                88%                         $1,736.4
-----------------------------------------------------------------------------------------------------------------------
Total                                         $4,319.5                --                          $3,473.0
-----------------------------------------------------------------------------------------------------------------------

Our interest rate risk position at the end of the first nine months of 2007 also reflected stability in market interest rates. (The Federal Reserve's decrease in short-term rates on September 19, 2007, occurred too late in the quarter to have any meaningful effect.) As shown in the comparison of yields and rates below, the yield on earning assets increased 4 basis points during the first nine months of 2007, while the cost of funds decreased 2 basis points.

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

------------------------------------------------------------------------------------------------
SELECTED YIELDS AND RATES FOR THE THREE MONTHS ENDED (on average)   9/30/07   12/31/06   9/30/06
------------------------------------------------------------------------------------------------
YIELDS ON EARNING ASSETS
------------------------------------------------------------------------------------------------
   Commercial loans                                                  8.10%      8.24%     8.27%
------------------------------------------------------------------------------------------------
   Consumer loans                                                    7.48%      7.39%     7.33%
------------------------------------------------------------------------------------------------
   Total loans                                                       7.74%      7.82%     7.83%
------------------------------------------------------------------------------------------------
      Total earning assets                                           7.23%      7.19%     7.21%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
RATES ON FUNDS TO SUPPORT EARNING ASSETS
------------------------------------------------------------------------------------------------
   Core interest-bearing deposits                                    2.44%      2.35%     2.17%
------------------------------------------------------------------------------------------------
   Total interest-bearing deposits                                   3.67%      3.68%     3.47%
------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                                3.97%      4.00%     3.82%
------------------------------------------------------------------------------------------------
      Total funds to support earning assets                          3.50%      3.52%     3.36%
------------------------------------------------------------------------------------------------

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

On September 19, 2007, we lowered our prime lending rate to 7.75%. This rate serves as a point of reference for a substantial number of our commercial floating rate loans.

---------------------------------------------------------------------------
WILMINGTON TRUST PRIME LENDING RATE   AT 9/30/07   AT 12/31/06   AT 9/30/06
---------------------------------------------------------------------------
Prime lending rate (period end)          7.75%         8.25%        8.25%
---------------------------------------------------------------------------
Prime lending rate (on average)          8.23%         7.96%        7.86%
---------------------------------------------------------------------------

For information on how our interest rate risk management strategies affected the net interest margin, read the net interest margin discussion in this report.

As of September 30, 2007, our interest rate risk simulation model projected that:

- If short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 4.39% over the 12 months beginning September 30, 2007.

- If short-term rates were to decrease gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would decline by 2.24% over the 12 months beginning September 30, 2007.

-----------------------------------------------------------------------------
IMPACT OF INTEREST RATE CHANGES        FOR THE 12 MONTHS    FOR THE 12 MONTHS
ON NET INTEREST INCOME                 BEGINNING 9/30/07   BEGINNING 12/31/06
-----------------------------------------------------------------------------
Gradual increase of 250 basis points         4.39%                4.22%
-----------------------------------------------------------------------------
Gradual decrease of 250 basis points        (2.24)%              (3.99)%
-----------------------------------------------------------------------------

As of March 31, 2006, we adjusted the simulation to reflect two changes:

- On March 31, 2006, we terminated $250 million of interest rate swaps that were associated with $250 million of subordinated long-term debt. We issued this debt at a fixed rate, which we immediately swapped for a floating rate. We terminated these swaps to eliminate the potential volatility of changing market valuations. For more information about these swaps, read
     Note 5, "Derivative and hedging activities," and the derivatives and hedging instruments discussion in this report.

- To reflect pricing characteristics more accurately, we changed some of the assets in the model from fixed rates to floating rates.

Our discussion of the interest rate risk simulation contains forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. Assumptions about retail deposit rates, loan prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our assumptions about rates and the pace of changes in payments differ for assets and liabilities in rising as well as declining rate environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely how actual interest rate changes might affect our net interest income.

FINANCIAL MARKET RISK

Financial market risk is the risk to income from fluctuations or volatility in the equity markets, the fixed income markets, or both markets. These markets determine the valuations of assets we manage or hold in custody for clients. Since some of our CCS and WAS fees, and all of the affiliate money manager fees, are based on asset valuations, the performance of one or more financial markets can affect noninterest income, positively or negatively, and ultimately affect our financial results.

Financial markets also determine the valuations of investments in our securities portfolio, and can have positive or negative effects on the amount of interest income the securities portfolio generates. For more information about income from the investment securities portfolio, see the "Quarterly analysis of earnings" in this report.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

-------------------------------------------------------------------------------------------
REVENUE SUBJECT TO FINANCIAL MARKET RISK            2007 Q3   2006 Q3   2007 YTD   2006 YTD
-------------------------------------------------------------------------------------------
WAS trust and investment advisory revenue           $ 40.5    $ 33.0     $115.8     $100.4
-------------------------------------------------------------------------------------------
CCS retirement services revenue                        3.0       2.9        9.6        8.6
-------------------------------------------------------------------------------------------
CCS investment/cash management revenue                 3.0       2.7        9.4        7.3
-------------------------------------------------------------------------------------------
Affiliate money manager revenue                        4.6       4.6       15.9       15.2
-------------------------------------------------------------------------------------------
Total revenue subject to financial market risk      $ 51.1    $ 43.2     $150.7     $131.5
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Total noninterest income (after amortization)       $ 94.8    $ 84.6     $283.2     $253.6
-------------------------------------------------------------------------------------------
Percent of total subject to financial market risk       54%       51%        53%        52%
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Total net interest and noninterest income           $180.0    $171.0     $541.9     $509.5
-------------------------------------------------------------------------------------------
Percent of total subject to financial market risk       28%       25%        28%        26%
-------------------------------------------------------------------------------------------

ECONOMIC RISK

Economic risk is the risk to income from changes in economic conditions like employment and population levels and the consumption of goods and services. Changes in these and other conditions could change demand for the services we provide and, ultimately, affect loan and deposit balances, revenue, net income, and overall results, positively or negatively.

Among our businesses, Regional Banking has the most exposure to economic risk, and most of that risk is tied to economic conditions within the Regional Banking geographic footprint. We believe this exposure is mitigated by the region's diversified economy, which includes the life sciences, financial services, pharmaceuticals, health care, education, construction, manufacturing, retail, agriculture, and tourism sectors. This diversification provides a degree of economic stability and helps the region withstand the effects of downturns in any single sector.

For the third quarter and first nine months of 2007, economic indicators in the region were positive. Unemployment rates for Delaware, Pennsylvania, and New Jersey for September 2007 remained below the U.S. national average.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

------------------------------------------------------------------
                             SEPTEMBER 2007         SEPTEMBER 2006
------------------------------------------------------------------
                        EMPLOYMENT   UNEMPLOYMENT    UNEMPLOYMENT
EMPLOYMENT INDICATORS     GROWTH*        RATE            RATE
------------------------------------------------------------------
Delaware                   1.3%          3.0%           3.6%
------------------------------------------------------------------
New Jersey                 0.7%          4.3%           4.6%
------------------------------------------------------------------
Pennsylvania               0.8%          4.5%           4.7%
------------------------------------------------------------------
United States              1.2%          4.7%           4.6%
------------------------------------------------------------------

*    Year-over-year percent change

Sources: U.S. Bureau of Labor Statistics and Federal Reserve Bank of
Philadelphia

In its leading index reports for September 2007, the Federal Reserve Bank of Philadelphia projected that economic conditions through the second quarter of 2008 would generate:

-    Moderate to strong growth in Delaware's economy;

-    Some growth in New Jersey's economy; and

-    Some contraction in Pennsylvania's economy.

Population growth continued in the region, especially in Delaware. According to the U.S. Census Bureau, Delaware was the 15th fastest-growing state in the United States for the 12 months ended July 2006.

The parts of Maryland within our Regional Banking footprint are slated to grow considerably due to the U.S. military's Base Realignment and Closing (BRAC) initiative. One of the military bases slated to benefit is the Aberdeen Proving Ground, which is near our office in Bel Air, Maryland. According to the Associated Press, on April 27, 2007, a military spokesperson said that the proving ground was expected to gain approximately 8,200 jobs between 2009 and 2011. According to a December 2006 report by the Maryland Department of Planning, BRAC will bring 45,000 to 60,000 direct and indirect jobs to the Baltimore region over the next eight years.

Delaware is among the East Coast's leading poultry producers and we make loans to clients in the poultry industry. It is impossible to predict how an outbreak of avian influenza might affect the state's economy, our credit quality, or our financial condition.

----------------------------------------------------------------------------------------
POULTRY INDUSTRY CREDIT EXPOSURE (in millions)                  AT 9/30/07   AT 12/31/06
----------------------------------------------------------------------------------------
Loans outstanding to poultry industry clients (approximately)    $   59.2      $   70.8
----------------------------------------------------------------------------------------
Total loans outstanding                                          $8,336.5      $8,094.9
----------------------------------------------------------------------------------------

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

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

LEGAL RISK

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe that the ultimate resolution of any legal matters outstanding as of September 30, 2007, will have a materially adverse effect on our consolidated financial statements. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.

OTHER RISK

We are exposed to a variety of risks in the normal course of our business. We monitor these risks closely and take every step to safeguard the assets of our clients and our company. From time to time, however, we may incur losses related to these risks, and there can be no assurance that such losses will not occur in the future.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

ITEM 4. CONTROLS AND PROCEDURES.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our repurchases of Wilmington Trust stock during the third quarter of 2007.

                                                                               (d) Maximum Number
                                                                                 (or Approximate
                                                         (c) Total Number of    Dollar Value) of
                                              (b)         Shares (or Units)     Shares (or Units)
                                         Average Price    Purchased as Part      that May Yet Be
                      (a) Total Number      Paid per         of Publicly         Purchased Under
                        of Shares (or      Share (or      Announced Plans or      the Plans or
         Period       Units) Purchased       Unit)             Programs             Programs
-------------------------------------------------------------------------------------------------
Month #1                     4,501           $39.10              4,501              5,594,183
July 1, 2007 -
July 31, 2007
-------------------------------------------------------------------------------------------------
Month #2                   400,000           $38.86            400,000              5,194,183
August 1, 2007 -
August 31, 2007
-------------------------------------------------------------------------------------------------
Month #3                   125,514           $40.03            125,514              5,068,669
September 1, 2007 -
September 30, 2007
-------------------------------------------------------------------------------------------------
Total                      530,015           $39.14            530,015              5,068,669
-------------------------------------------------------------------------------------------------

In April 2002, we announced a plan to repurchase up to 8 million shares of our stock.

The Federal Reserve Board's policy is that bank holding companies should not pay dividends unless the institution's prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

We believe our payment of dividends during the third quarter of 2007 was consistent with the Federal Reserve Board's policy.

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

 32      Section 1350 Certifications (4)

(1) Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

(3) Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

(4)  Filed herewith.

                          WILMINGTON TRUST CORPORATION
        FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILMINGTON TRUST CORPORATION


Date: November 9, 2007                  /s/ Ted T. Cecala
                                        ----------------------------------------
                                        Name: Ted T. Cecala
                                        Title: Chairman of the Board and Chief
                                               Executive Officer
                                               (Authorized Officer)


Date: November 9, 2007                  /s/ David R. Gibson
                                        ----------------------------------------
                                        Name: David R. Gibson
                                        Title: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)