Form 10-K
period 2007-12-31
WILMINGTON TRUST CORP
filed 2008-02-29
CIK 872821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 1-14659
WILMINGTON TRUST CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	51-0328154
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)
1100 North Market Street
Wilmington, Delaware 19890	19890
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 651-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X

Aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. $2,765,358,799

*For purposes of this calculation, Wilmington Trust’s subsidiaries and its directors and executive officers are deemed to be affiliates.

Number of shares outstanding of each of the registrant’s classes of common stock at January 31, 2008: 67,706,041
Documents Incorporated by Reference:
Portions of the Proxy Statement for our Annual Shareholders Meeting (Proxy Statement) to be held April 17, 2008, are incorporated by reference in Part III, and portions of our Annual Report to Shareholders for 2007 (Annual Report) are incorporated by reference in Parts I, II, and IV.

PART I

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Wilmington Trust Corporation is (we are) a Delaware corporation and financial holding company under the Bank Holding Company Act. We provide a full range of banking and other financial services through our banking and other subsidiaries.

Our principal subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company founded in 1903. We also own two other depository institutions: Wilmington Trust of Pennsylvania (WTPA), a Pennsylvania-chartered bank and trust company, and Wilmington Trust FSB (WTFSB), a federally-chartered savings bank.

Organizationally, we have four business segments: Regional Banking, Corporate Client Services (CCS), Wealth Advisory Services (WAS), and Affiliate Money Managers.

More information about our business is in this report’s Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Notes 1 and 23 of the Notes to Consolidated Financial Statements, and is incorporated by reference herein.

STAFF MEMBERS

At year-end 2007, we had 2,672 full-time-equivalent staff members. We provide a variety of benefit programs for these staff members, including pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans. We consider our relationships with these staff members to be good, and we believe our ability to attract and retain high-quality staff members substantiates this.

STATISTICAL INFORMATION

The following information, as required by SEC Industry Guide 3, is contained in the MD&A and the Notes to Consolidated Financial Statements, and is incorporated from the following pages of the Annual Report by reference herein.

Statistical Information	Section	Page

Interest changes due to volume and rate	MD&A interest rate risk discussion	53
Maturity distribution of investment securities	Note 6	87
Period-end loan balances by loan category	MD&A Regional Banking discussion	16
Loan loss reserve allocation for the last five years	MD&A credit risk discussion	50
Loan maturities and interest rate sensitivity in the commercial and real estate/construction loan portfolios	MD&A Regional Banking discussion	19
Risk elements in the loan portfolio	MD&A credit risk discussion	45
Analysis of the loan loss provision and reserve and charge offs	MD&A credit risk discussion	46
Maturity of time deposits ≥ $100,000	Note 11	92
Summary of short-term borrowings	Note 12	92
Funding sources by deposit type	MD&A liquidity discussion	38
Returns on average assets and average equity, dividend payout ratio, and average equity to average assets	MD&A capital resources discussion	34
Average balance sheets and analysis of net interest earnings for the last five years		66

SUPERVISION AND REGULATION

As a publicly traded company that issues stock, we are subject to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Our stock is traded on the New York Stock Exchange, and we are subject to that exchange’s rules and regulations. Our Board of Directors has implemented a system of strong corporate governance practices. More information about this is available on our Web site at www.wilmingtontrust.com.

We are a bank holding company, a thrift holding company, and a financial holding company under the Bank Holding Company Act. We and WTC are regulated by the Delaware Department of Banking and the Federal Reserve Board (FRB). WTPA is regulated by the Pennsylvania Department of Banking and the FRB. WTFSB is regulated by the Office of Thrift Supervision (OTS). WTC, WTPA, and WTFSB (collectively, the banks) are subject to the rules and regulations of the Federal Deposit Insurance Corporation (FDIC). In addition, some of our subsidiaries are regulated by other federal and state authorities as well as by regulatory authorities of other countries in which we conduct business.

The FDIC insures deposits in the banks up to applicable limits. Currently, only WTFSB is required to pay premiums for FDIC insurance coverage.

Safety and soundness. The FRB requires us to operate in a safe and sound manner. If the FRB determines there is a serious risk to the financial safety and soundness of a subsidiary bank, it can require us to terminate the activity presenting the risk or terminate our control of the subsidiary.

Federal regulations establish dollar amount limits and collateral requirements for assets the banks purchase from non-bank affiliates. For these purposes, we and most of the companies we control are considered affiliates of the banks. In addition, the Federal Reserve Act and the FRB impose dollar amount, credit quality, and other limitations on loans the banks make to directors, officers, principal shareholders, and their related interests.

Capital requirements and dividend limitations. To assess the capital adequacy of bank holding companies and their bank subsidiaries, the FRB and other federal banking agencies have adopted risk-weighted capital standards. As of December 31, 2007, we and the banks were well capitalized, with capital levels that exceeded the minimum thresholds. For more information about this, read Note 16 of the Notes to Consolidated Financial Statements.

Dividends paid by the banks to us, and by us to shareholders, are subject to FRB, OTS, Delaware, and other legal and regulatory restrictions. More information about this is also in Note 16.

Bank Holding Company Act (BHCA). The BHCA requires us to have prior approval from the FRB before we may acquire control of a bank or before any company may acquire control of us. The BHCA also requires us to have the FRB’s prior approval before we acquire ownership or control of more than 5% of the outstanding shares of any class of a bank’s or bank holding company’s voting securities; acquire substantially all of a bank’s assets; or merge or consolidate with a bank holding company. Likewise, any bank holding or other company seeking to obtain control of us would need prior approval from the FRB and, because we are also a thrift holding company, prior approval from the OTS.

As a financial holding company, we may engage in activities permitted by the BHCA without obtaining prior FRB approval. In addition, we may engage in activities not otherwise permitted for bank holding companies, generally without the FRB’s prior approval. These activities include those that the FRB has determined are beneficial in nature, incidental to financial activities, or complementary to a financial activity. The BHCA does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

Bank Secrecy Act, USA PATRIOT Act, and Office of Foreign Assets Control regulations (collectively, the BSA laws). The BSA laws require us to establish policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing activities. If we fail to comply with these laws, significant criminal and civil penalties can be imposed on us, and our charter, license, and/or deposit insurance can be revoked. We have adopted appropriate policies, procedures, and controls to comply with the BSA laws, and we will revise them as needed.

Privacy and information security. Federal and state laws and regulations require us to respect the privacy of our clients and to protect the security and confidentiality of their nonpublic personal information. These laws and regulations limit our disclosure of nonpublic client information to nonaffiliated third parties; require us to inform clients of our privacy and information-sharing policies; and require us to notify clients and regulators if an unauthorized disclosure occurs and there is concern the disclosed information may be misused. We have information security programs to safeguard the confidentiality and security of client information, and to ensure its proper disposal.

Interstate Banking Act. As an institution headquartered in Delaware, we are subject to the provisions of the Interstate Banking Act embraced by Delaware. Under this Act, Delaware permits mergers between Delaware banks and out-of-state banks, and allows the merged institution to open new offices in Delaware. Delaware does not permit out-of-state banks to establish new branches in Delaware or acquire Delaware branches of other institutions without first merging with them.

Community Reinvestment Act (CRA). The CRA requires banks to help serve the credit needs of the communities it serves. This includes extending credit and providing other services to low- and moderate-income individuals and families. We are required to meet or exceed federal definitions of well-managed and well-capitalized, to be rated at least satisfactory under the CRA. If we fail to meet these requirements, we may incur penalties, which could include denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions. We also could be required to cease engaging in financial holding company activity or divest ownership of one or more of the banks.

Fair Housing Act. This Act and the CRA prohibit us from discriminating against or withholding services from individuals who live in economically depressed areas.

Residential mortgage usury laws. Since Delaware, Maryland, and Pennsylvania have not overridden federal legislation that preempted state usury laws on residential first mortgage loans, there currently is no limit on interest rates the banks can charge on residential first mortgage loans. In today’s interest rate environment, these usury laws do not materially affect the banks’ lending programs.

Consumer protection laws. Our banking activities are subject to a variety of federal and state consumer protection laws, including:

•	The Truth-in-Lending Act, which mandates disclosures for certain consumer loans;

•	The Truth-in-Savings Act, which mandates deposit-related disclosures;

•	The Equal Credit Opportunity Act, which prohibits discrimination; and

•	The Fair Credit Reporting Act, which, if we deny a client’s application for credit, requires us to tell the client which credit bureau we used to evaluate the application, and which imposes rules for information sharing and pre-screened offers of credit.

Wilmington Brokerage Services Company (WBSC), our broker-dealer subsidiary, is registered as a broker-dealer with and is subject to regulation by the SEC and the securities administrators of the states in which it is registered. In addition, WBSC is a member of the Financial Industry Regulatory Authority (FINRA), and subject to FINRA regulations. WBSC is also a member of the Securities Investor Protection Corporation, which, in the event of a broker-dealer’s liquidation, provides some financial protections for securities holders. Several of our subsidiaries, including WBSC, also are registered as investment advisors with the SEC and in some states.

ADDITIONAL INFORMATION

We provide corporate news and other information about our company on our Web site at www.wilmingtontrust.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available in the Investor Relations section of our Web site, under “SEC filings.” We post these reports to our Web site as quickly as possible after we file them electronically with or furnish them to the SEC.

Our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are available in the About Us section of our Web site. This section also contains any amendments to or waivers from the Code of Conduct and Ethics that apply to any of our directors or executive officers.

Printed copies of these materials are available free of charge to any shareholder who requests them by contacting Investor Relations at (302) 651-8527 or IR@wilmingtontrust.com.

ITEM 1A.	RISK FACTORS

Information required by this Item is in the MD&A in the risk discussion on pages 41-43 of the Annual Report, and is incorporated by reference herein.

Our certificate of incorporation and bylaws and Delaware law include certain anti-takeover protections. These protections could discourage potential acquisition proposals, or delay or prevent a change in control of our company. These provisions require us to have a classified Board of Directors, require shareholders to inform us if they nominate directors, and give us the ability to issue up to 1 million shares of preferred stock and 150 million shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding unresolved comments from SEC staff.

ITEM 2.	PROPERTIES

Our largest properties are in downtown Wilmington, Delaware: the Wilmington Trust Center (1100 North Market Street) and the Wilmington Trust Plaza (301 West Eleventh Street). Our main office is in the Wilmington Trust Center, which is owned by Rodney Square Investors, L.P., one of our subsidiaries. At the end of 2007, the outstanding mortgage on this building was $39,933,430.00. The Wilmington Trust Plaza, an operations facility, is an unencumbered property owned by a subsidiary.

At December 31, 2007, our branch office (as defined by banking regulators) and other office locations were as follows:

California: One office each in Los Angeles, Costa Mesa, and Beverly Hills (Grant Tani Barash & Altman).

Connecticut: One office in Stamford.

Delaware: 47 branch offices throughout the state (24 in New Castle County, including one each at the Wilmington Trust Center and Wilmington Trust Plaza; 7 in Kent County; and 16 in Sussex County).

Florida: One branch office in North Palm Beach and one office each in Palm Beach, Stuart, and Vero Beach.

Georgia: One office in Atlanta.

Maryland: One branch office in Baltimore and one office in Bel Air.

Massachusetts: One office in Boston.

Minnesota: One office in Bloomington.

Nevada: One branch office in Las Vegas.

New Jersey: One office each in Princeton and Mt. Laurel.

New York: Two offices in New York City (midtown) and Soho.

Pennsylvania: One branch office each in Bethlehem, Doylestown, Philadelphia, Villanova, and West Chester.

South Carolina: One office in Charleston.

Vermont: One office in Burlington.

Europe: One office each in the Channel Islands (Jersey), England (London), Ireland (Dublin), Germany (Frankfurt), and Luxembourg.

Caribbean: One office in Grand Cayman.

We own 29 of these offices. We lease space for the others. We believe these offices are suitable and adequate for our needs, and that we could accommodate further growth by utilizing existing capacity or by acquiring or renting additional space. More information about our lease obligations is in the discussion of contractual obligations, which is on page 59 in our Annual Report, and in Note 13, “Commitments and contingencies,” which begins on page 93 of our Annual Report.

Three of our reporting segments — Regional Banking, CCS, and WAS — operate principally at Wilmington Trust Center. CCS and WAS also lease a substantial portion of a facility across the street from Wilmington Trust Center. Regional Banking operates our branch offices, except for the one in Florida, which WAS operates. Regional Banking and WAS operate our offices in Maryland, New Jersey, and Pennsylvania. WAS operates our offices in California, Connecticut, Georgia, Florida, and Massachusetts. WAS and CCS operate our offices in New York. CCS operates our offices in Minnesota, Nevada, South Carolina, Vermont, Europe, and the Caribbean.

Our fourth reporting segment — Affiliate Money Managers — comprises Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM). CRM leases office space in White Plains and New York, New York. RCM leases office space in Santa Monica, California.

ITEM 3.	LEGAL PROCEEDINGS

This information is in the risk discussion in the Annual Report on page 57, and is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information about our common stock, as well as the frequency and amount of dividends paid during the last two years, is in the section on stockholder information in the Annual Report on pages 116 and 117 and is incorporated by reference herein.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

(c)
Number of securities
	(a)		remaining available
	Number of securities	(b)	for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in column a)

Equity compensation plans approved by security holders	6,407,101	$35.223	2,573,880
Equity compensation plans not approved by security holders	—	—	—

Total	6,407,101	$35.223	2,573,880

SHARE REPURCHASE ACTIVITY DURING THE FOURTH QUARTER OF 2007

			Total number of shares	Maximum number of
		Average	purchased as part of	shares that may yet
	Total number of shares	price paid	publicly announced	be purchased under
Period	repurchased[1]	per share	plans or programs	the plan[2]

October	380,000	$36.22	380,000	4,688,669
November	220,000	$34.79	220,000	4,468,619
December	833	$34.59	833	4,467,836

Total	600,833	$35.70	600,833	4,467,836

[1]	Includes 833 shares tendered for exercise of stock options and zero shares to cover payroll taxes on the vesting of restricted stock.

[2]	In April 2002, our Board of Directors authorized the repurchase of up to 8 million shares of our stock.

The Federal Reserve Board’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during 2007 was consistent with the Federal Reserve Board’s policy.

ITEM 6.	SELECTED FINANCIAL DATA

Balance sheet

At year end (in millions)	2007	2006	2005	2004	2003

Assets	$11.485.7	$11,157.0	$10,245.4	$9,519.1	$8,826.7
Long-term debt	267.8	388.5	400.4	408.6	407.1

Income statement

For the year (in millions)	2007	2006	2005	2004	2003

Interest income	$722.2	$674.8	$516.6	$386.5	$368.8
Net interest income	368.9	363.1	328.9	294.4	277.1
Provision for loan losses	28.2	21.3	11.8	15.6	21.6
Net income	182.0	143.8	167.0	136.9	130.9

Per-share data

For the year (in dollars)	2007	2006	2005	2004	2003

Net income — basic	$2.68	$2.10	$2.47	$2.05	$1.99
Net income — diluted	2.64	2.06	2.43	2.02	1.97
Cash dividends declared	1.32	1.245	1.185	1.125	1.065

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this Item is in the Annual Report on pages 8-61, and is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is in the risk discussion in the Annual Report on pages 51-55, and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Information required by this Item is on the pages of the Annual Report indicated below, and is incorporated by reference herein.

Statement	Page

Consolidated Statements of Condition as of December 31, 2007, and 2006	71
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	72-73
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005	74-75
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	76-77
Notes to Consolidated Financial Statements — December 31, 2007, 2006, and 2005	78-111
Reports of Independent Registered Public Accounting Firm	113-114
Unaudited Selected Quarterly Financial Data	70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with KPMG LLP, our independent registered public accounting firm, on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Information required by this Item is in the Controls and Procedures section on page 60 of the Annual Report, and in Management’s Discussion of Financial Responsibility on page 112 of the Annual Report, and is incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

We have no information to report in addition to what is disclosed elsewhere in this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this Item is on pages 11-12, 30, 5, 1, 6, and 9 of our Proxy Statement, and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is on pages 14-30 and 20 of our Proxy Statement, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is in Item 5 and on pages 13 and 14 of our Proxy Statement, and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is on pages 20 and 3-4 of our Proxy Statement, and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is on page 10 of our Proxy Statement, and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements required by this Item are incorporated by reference from Item 8. No additional financial statement schedules are required to be filed as part of this report.

The exhibits listed below have been or are being filed as part of this report. Any exhibit is available to any shareholder:

•	Free of charge on our Web site at www.wilmingtontrust.com or through the SEC’s Web site at www.sec.gov.

•	By sending a written request, plus $0.20 per page for duplicating costs, to Investor Relations at our headquarters address or to IR@wilmingtontrust.com.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659) [1]
3.2	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659) [2]
4	Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-14659) [3]
10.1	Amended and Restated Supplemental Executive Retirement Plan [4]
10.2	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) [5]
10.3	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) [6]
10.4	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) [7]
10.5	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) [8]
10.6	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Company and Michael A. DiGregorio [9]
10.7	Severance Agreement dated as of February 13, 2007 between Wilmington Trust Company and Kevyn N. Rakowski [10]
10.8	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Investment Management, LLC and Robert M. Balentine [4]
10.9	Severance Agreement dated as of December 19, 2000 between Wilmington Trust of Pennsylvania and Mark A. Graham [4]
10.10	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) [11]
10.11	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) [12]
10.12	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) [13]
10.13	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) [14]
10.14	Amended 2004 Employee Stock Purchase Plan [4]
10.15	1996 Long-Term Incentive Plan (Commission File Number 1-14659) [15]
10.16	1999 Long-Term Incentive Plan (Commission File Number 1-14659) [16]
10.17	Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust Corporation (Commission File Number 1-14659) [17]
10.18	2001 Non-Employee Directors’ Stock Option Plan (Commission File Number 1-14659)[18]
10.19	Amended Executive Incentive Plan (Commission File Number 1-14659) [19]
10.20	2004 Executive Incentive Plan (Commission File Number 1-14659) [20]
10.21	Amended and Restated 2005 Long-Term Incentive Plan [4]
10.22	Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659) [21]
10.23	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated March 15, 2002 (Commission File Number 1-14659) [22]
10.24	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated June 28, 2002 (Commission File Number 1-14659) [23]
10.25	Second Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission File Number 1-14659) [24]
10.26	Limited Liability Company Interest Purchase Agreement dated as of April 2, 2004 among Grant, Tani, Barash & Altman, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman and GTBA Holdings, Inc. (Commission File Number 1-14659) [25]

Exhibit
Number	Exhibit

10.27	Amended and Restated Limited Liability Company Agreement of Grant Tani Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani, Barash & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani, Corey Barash, and Howard Altman (Commission File Number 1-14659) [26]
10.28	Stock Purchase Agreement dated as of January 30, 2008 among Michael Karfunkel and Leah Karfunkel, as Trustees for the 2005 Michael Karfunkel Grantor Retained Annuity Trust, George Karfunkel, Renee Karfunkel, Leah Karfunkel, Michael Karfunkel, AST Capital Trust Company of Delaware, and Wilmington Trust FSB [4]
10.29	Form of Stock Option Agreement [27]
10.30	Form of Restricted Stock Agreement (Commission File Number 1-14659) [28]
10.31	Form of Restricted Stock Unit Agreement (Commission File Number 1-14659) [29]
10.32	Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated May 4, 1998 (Commission File Number 1-14659) [30]
10.33	Subordinated Note of Wilmington Trust Corporation to Cede & Co. dated April 4, 2003 (Commission File Number 1-14659) [31]
13	Annual Report to Shareholders [4]
21	Subsidiaries of Wilmington Trust Corporation [4]
23	Consent of KPMG LLP [4]
31(i) and (ii)	Rule 13a-14(a)/15d-14(a) Certifications [4]
32	Section 1350 Certifications [4]

1	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

2	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

3	Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

4	Filed herewith.

5	Incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

6	Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

7	Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

8	Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

9	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 1, 2007.

10	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 1, 2007.

11	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

12	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

13	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

14	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

15	Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 27, 1997.

16	Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

17	Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

18	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

19	Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

20	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

21	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

22	Incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

23	Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

24	Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

25	Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 10, 2004.

26	Incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

27	Incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 19, 2005.

28	Incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

29	Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

30	Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

31	Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILMINGTON TRUST CORPORATION

February 28, 2008	By: /s/ Ted T. Cecala

TED T. CECALA, Director, Chairman of the Board and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

February 28, 2008

/s/ Ted T. Cecala TED T. CECALA, Director, Chairman of the Board and Chief Executive Officer	/s/ Gailen Krug GAILEN KRUG, Director

/s/ Robert V.A. Harra Jr. ROBERT V.A. HARRA JR., Director, President, and Chief Operating Officer	REX L. MEARS, Director

/s/ David R. Gibson DAVID R. GIBSON, Executive Vice President and Chief Financial Officer	/s/ Stacey J. Mobley STACEY J. MOBLEY, Director

/s/ Kevyn N. Rakowski KEVYN N. RAKOWSKI, Senior Vice President and Controller	/s/ Michele M. Rollins MICHELE M. ROLLINS, Director

/s/ Carolyn S. Burger CAROLYN S. BURGER, Director	/s/ David P. Roselle DAVID P. ROSELLE, Director

/s/ Thomas L. duPont THOMAS L. DUPONT, Director	/s/ Oliver R. Sockwell OLIVER R. SOCKWELL, Director

/s/ R. Keith Elliott R. KEITH ELLIOTT, Director	/s/ Robert W. Tunnell Jr. ROBERT W. TUNNELL JR., Director

/s/ Donald E. Foley DONALD E. FOLEY, Director	/s/ Susan D. Whiting SUSAN D. WHITING, Director