Form 10-Q
period 2008-03-31
WILMINGTON TRUST CORP
filed 2008-05-12
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-14659

WILMINGTON TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0328154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North, 1100 North Market Street, Wilmington, Delaware (Address of principal executive offices)	19890 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2008

Common stock — Par Value $1.00	67,291,479

WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

FIRST QUARTER 2008 FORM 10-Q

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION

Wilmington Trust Corporation and subsidiaries

	March 31,	December 31,
	2008	2007
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Cash and due from banks	$291.0	$260.5

Federal funds sold and securities purchased under agreements to resell	268.3	134.0

Investment securities available for sale:
U.S. Treasury	56.8	60.2
Government agencies	473.9	647.0
Obligations of state and political subdivisions	6.5	16.9
Mortgage-backed securities	739.9	730.4
Other securities	372.6	412.6

Total investment securities available for sale	1,649.7	1,867.1

Investment securities held to maturity:
Obligations of state and political subdivisions (fair value of $0.9 in 2008 and $0.9 in 2007)	0.8	0.9
Other securities (fair value of $1.2 in 2008 and $1.2 in 2007)	1.2	1.2

Total investment securities held to maturity	2.0	2.1

Loans:
Commercial, financial, and agricultural	2,654.4	2,594.9
Real estate — construction	1,809.7	1,780.4
Mortgage — commercial	1,593.8	1,463.4

Total commercial loans	6,057.9	5,838.7

Mortgage — residential	559.6	562.0
Consumer loans	1,679.5	1,571.6
Loans secured with liquid collateral	500.4	503.5

Total retail loans	2,739.5	2,637.1

Total loans, net of unearned income of $4.8 in 2008 and $5.4 in 2007	8,797.4	8,475.8
Reserve for loan losses	(106.4)	(101.1)

Net loans	8,691.0	8,374.7

Premises and equipment, net	153.2	152.1
Goodwill, net of accumulated amortization of $29.8 in 2008 and 2007	332.4	330.0
Other intangible assets, net of accumulated amortization of $33.1 in 2008 and $31.6 in 2007	37.0	38.3
Accrued interest receivable	79.2	80.0
Other assets	199.9	246.9

Total assets	$11,703.7	$11,485.7

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

CONSOLIDATED STATEMENTS OF CONDITION — (Continued)

	March 31,	December 31,
	2008	2007
	(In millions, except
	share amounts)
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$778.6	$966.2
Interest-bearing:
Savings	780.2	659.8
Interest-bearing demand	2,502.6	2,471.8
Certificates under $100,000	1,012.0	1,011.4
Local certificates $100,000 and over	316.1	356.3

Total core deposits	5,389.5	5,465.5
National certificates $100,000 and over	2,676.5	2,392.0

Total deposits	8,066.0	7,857.5

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,777.2	1,775.3
U.S. Treasury demand deposits	62.5	77.3
Line of credit and other debt	134.9	139.5

Total short-term borrowings	1,974.6	1,992.1

Accrued interest payable	85.0	78.5
Other liabilities	165.9	169.4
Long-term debt	268.5	267.8

Total liabilities	10,560.0	10,365.3

Minority interest	0.2	0.1

Stockholders’ equity:
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	191.9	188.1
Retained earnings	1,240.0	1,221.1
Accumulated other comprehensive loss	(30.4)	(28.4)

Total contributed capital and retained earnings	1,480.0	1,459.3
Less: treasury stock: 11,236,867 shares in 2008 and 11,441,800 shares in 2007, at cost	(336.5)	(339.0)

Total stockholders’ equity	1,143.5	1,120.3

Total liabilities and stockholders’ equity	$11,703.7	$11,485.7

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

CONSOLIDATED STATEMENTS OF INCOME
Wilmington Trust Corporation and subsidiaries

	For the Three Months Ended March 31
	2008	2007
	(In millions, except share amounts)
	(Unaudited)

NET INTEREST INCOME
Interest and fees on loans	$140.3	$155.0
Interest and dividends on investment securities:
Taxable interest	20.6	22.9
Tax-exempt interest	0.1	0.1
Dividends	1.1	1.3
Interest on federal funds sold and securities purchased under agreements to resell	0.3	0.7

Total interest income	162.4	180.0

Interest on deposits	55.8	66.4
Interest on short-term borrowings	15.5	16.2
Interest on long-term debt	4.2	6.6

Total interest expense	75.5	89.2

Net interest income	86.9	90.8
Provision for loan losses	(10.0)	(3.6)

Net interest income after provision for loan losses	76.9	87.2

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	39.2	36.9
Mutual fund fees	6.4	5.1
Planning and other services	10.1	9.5

Total Wealth Advisory Services	55.7	51.5

Corporate Client Services:
Capital markets services	11.6	10.2
Entity management services	7.9	7.1
Retirement services	3.2	3.4
Investment/cash management services	3.3	3.3

Total Corporate Client Services	26.0	24.0

Cramer Rosenthal McGlynn	4.0	4.7
Roxbury Capital Management	0.3	0.1

Total advisory fees	86.0	80.3
Amortization of affiliate intangibles	(1.2)	(1.1)

Advisory fees after amortization of affiliate intangibles	84.8	79.2

Service charges on deposit accounts	7.6	6.8
Loan fees and late charges	2.1	2.1
Card fees	2.1	1.9
Other noninterest income	6.2	1.4

Total noninterest income	102.8	91.4

Net interest and noninterest income	$179.7	$178.6

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

CONSOLIDATED STATEMENTS OF INCOME — (Continued)

	For the Three Months Ended March 31
	2008	2007
	(In millions, except share amounts)
	(Unaudited)

NONINTEREST EXPENSE

Salaries and wages	$45.7	$41.8
Incentives and bonuses	14.5	14.0
Employment benefits	14.3	14.6
Net occupancy	7.5	6.8
Furniture, equipment, and supplies	9.8	9.7
Advertising and contributions	2.1	2.7
Servicing and consulting fees	2.5	2.4
Subadvisor expense	2.7	2.5
Travel, entertainment, and training	2.4	2.2
Originating and processing fees	2.4	2.5
Legal and auditing fees	1.8	1.8
Other noninterest expense	9.8	9.4

Total noninterest expense	115.5	110.4

NET INCOME
Income before income taxes and minority interest	64.2	68.2
Income tax expense	22.7	24.6

Net income before minority interest	41.5	43.6
Minority interest	0.1	0.6

Net income	$41.4	$43.0

Net income per share:
Basic	$0.62	$0.63

Diluted	$0.62	$0.62

Weighted average shares outstanding (in thousands):
Basic	67,067	68,525
Diluted	67,338	69,659

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wilmington Trust Corporation and Subsidiaries

	For the Three Months Ended March 31
	2008	2007
	(In millions)
	(Unaudited)

OPERATING ACTIVITIES
Net income	$41.4	$43.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10.0	3.6
Provision for depreciation and other amortization	5.5	5.6
Amortization of other intangible assets	1.5	1.4
Minority interest in net income	0.1	0.6
Accretion of discounts and premiums on investment securities available for sale	(0.1)	(0.4)
Deferred income taxes	(11.8)	(3.2)
Originations of residential mortgages available for sale	(30.3)	(25.3)
Gross proceeds from sales of residential mortgages	30.7	25.5
Gains on sales of residential mortgages	(0.4)	(0.2)
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges	(1.8)	—
Stock-based compensation expense	2.9	3.1
Tax expense/(benefit) realized on employee exercise of stock options	0.2	(0.7)
Decrease/(increase) in other assets	18.3	(4.2)
Increase in other liabilities	4.6	5.7

Net cash provided by operating activities	70.8	54.5

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	10.2	4.1
Proceeds from maturities of investment securities available for sale	286.1	426.3
Proceeds from maturities of investment securities held to maturity	0.1	—
Purchases of investment securities available for sale	(94.9)	(287.5)
Cash paid for acquisitions	(2.5)	—
Sale of affiliate interest	0.3	—
Purchases of residential mortgages	—	(7.0)
Net (increase)/decrease in loans	(326.3)	10.2
Purchases of premises and equipment	(5.8)	(3.3)
Dispositions of premises and equipment	0.1	—
Proceeds from sales of interest rate floors	55.1	—

Net cash (used for)/provided by investing activities	(77.6)	142.8

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Three Months Ended March 31
	2008	2007
	(In millions)
	(Unaudited)

FINANCING ACTIVITIES
Net decrease in demand, savings, and interest-bearing demand deposits	(36.4)	(94.7)
Net increase/(decrease) in certificates of deposit	244.9	(108.7)
Net increase in federal funds purchased and securities sold under agreements to repurchase	1.9	22.7
Net decrease in U.S. Treasury demand	(14.8)	(13.0)
Net decrease in line of credit	(5.0)	(15.0)
Cash dividends	(22.5)	(21.5)
Distributions to minority shareholders	—	(0.4)
Proceeds from common stock issued under employment benefit plans	5.3	7.1
Tax (expense)/benefit realized on employee exercise of stock options	(0.2)	0.7
Acquisition of treasury stock	(1.7)	(2.0)

Net cash provided by/(used for) financing activities	171.5	(224.8)

Effect of foreign currency translation on cash	0.1	—

Increase/(decrease) in cash and cash equivalents	164.8	(27.5)
Cash and cash equivalents at beginning of period	394.5	318.6

Cash and cash equivalents at end of period	$559.3	$291.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Three Months Ended March 31	2008	2007
	(In millions)
	(Unaudited)

Interest	$69.0	$71.6
Taxes	6.0	1.8

Non-Cash Items During the Three Months Ended March 31	2008	2007
	(In millions)
	(Unaudited)

Net unrealized (losses)/gains on securities, net of tax of $(5.8) and $1.9, respectively	$(10.3)	$3.4
Net unrealized holding gains on derivatives used for cash flow hedges, net of tax of $4.8 and $0.1, respectively	8.8	0.2
Foreign currency translation adjustment, net of tax of $0.1 and $0.0, respectively	0.3	0.1
Adoption of FASB Interpretation No. 48	—	1.4
Reclassification adjustment of derivative costs, net of tax of $0.0 and $0.1, respectively	0.2	0.2
Postretirement benefits liability adjustment, net of tax of $(0.1) for 2008	0.1	—
SERP[1] liability adjustment, net of tax of $0.0 for 2008	0.1	—

[1]	Supplemental executive retirement plan

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 —	Accounting and reporting policies

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

Our consolidated financial statements include the accounts of Wilmington Trust Corporation, our wholly owned subsidiaries, and the subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation. For more information about our accounting policies, read Note 2, “Summary of significant accounting policies,” in our 2007 Annual Report to Shareholders.

Although we are majority owner of CRM, we do not consolidate its results because CRM owners retain control over certain governance matters. We do not consolidate the results of RCM because we are not majority owner and RCM owners retain control over certain governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in our 2007 Annual Report to Shareholders.

We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The information in this report has not been audited. It includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation. The consolidated financial statements in this report should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” in our 2007 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may use the following abbreviations throughout this report:

APB	Accounting Principles Board
ARB	Accounting Research Bulletin
EITF	Emerging Issues Task Force
FASB	The Financial Accounting Standards Board
FIN	FASB Interpretation (Number)
FSP	FASB Staff Position
GAAP	U.S. generally accepted accounting principles
NYSE	New York Stock Exchange
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standard

Note 2 —	Stock-based compensation plans

We offer four types of stock-based compensation plans: long-term stock-based incentive plans, an executive incentive plan, an employee stock purchase plan, and a directors’ deferred fee plan. The Compensation Committee and the Select Committee of our Board of Directors administer these plans. We account for these plans in accordance with SFAS No. 123(revised), “Share-Based Payment.” For more information about these plans and how we determine valuations of stock-based awards, read Note 19, “Stock-based compensation plans,” in our 2007 Annual Report to Shareholders.

At March 31, 2008, we held approximately 11.2 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

Effects of Stock-Based Compensation for the
Three Months Ended March 31	2008	2007
	(In millions)
Compensation expense
Stock options	$1.5	$1.5
Restricted stock	1.5	1.4
Employee stock purchase plan	(0.1)	0.2

Total compensation expense	$2.9	$3.1
Tax benefit	1.0	1.1

Net income effect	$1.9	$2.0

Stock Option Valuation Assumptions for
the Three Months Ended March 31	2008	2007

Risk-free interest rate	2.49% - 3.64%	4.48% - 4.81%
Volatility of Corporation’s stock	13.71% - 17.86%	13.88% - 18.25%
Expected dividend yield	3.85% - 4.34%	2.88% - 3.02%
Expected life of options	4.7 to 8.2 years	4.5 to 8.2 years

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the table above:

•	We use the Black-Scholes valuation method.

•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of options.

•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that stock options granted will remain outstanding.

Long-term stock-based incentive plans

	For the Three Months Ended March 31,
Options Exercised	2008	2007
	(Dollars in millions)

Number of options exercised	170,861	249,910
Total intrinsic value of options exercised	$0.3	$3.6
Cash received from options exercised	$3.8	$5.6
Tax benefit realized from tax deductions for options exercised	$0.1	$1.0

			Weighted
		Weighted	Average
		Average	Remaining
Stock Option Activity for the	Stock	Exercise	Contractual	Aggregate
Three Months Ended March 31, 2008	Options	Price	Term	Intrinsic Value
				(In millions)

Outstanding at January 1, 2008	6,313,109	$35.21
Granted	1,069,256	$33.07
Exercised	(170,861)	$30.99
Expired	(14,341)	$31.21
Forfeited	(10,050)	$40.46

Outstanding at March 31, 2008	7,187,113	$34.99	4.4 years	$5.6
Exercisable at March 31, 2008	4,212,023	$31.75	3.1 years	$5.6

Unvested stock options

At March 31, 2008, total unrecognized compensation cost related to unvested options was $8.7 million. We expect to record that expense over a weighted average period of 2.0 years.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock grants

We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At March 31, 2008, total unrecognized compensation cost related to restricted stock grants was $2.8 million. We expect to record that expense over a weighted average period of 1.3 years.

Under our incentive plans, the vesting period for restricted stock awards is accelerated upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award instead of amortizing the expense over the vesting period of the award. In the 2008 first quarter, we recorded $1.5 million of expense for restricted stock grants.

		Weighted Average
Restricted Stock Activity for		Fair Value at Grant
the Three Months Ended March 31, 2008	Restricted Shares	Date

Outstanding at January 1, 2008	86,131	$42.77
Granted	84,538	$32.88
Vested	(22,412)	$41.13
Forfeited	—	—

Outstanding at March 31, 2008	148,257	$37.38

Employee stock purchase plan (ESPP)

For the ESPP, we record stock-based compensation expense that represents the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. For the three months ended March 31, 2008, total recognized compensation cost related to the ESPP was $(0.1) million and total unrecognized compensation cost related to this plan was $0.1 million.

	Shares Reserved	Subscriptions
Employee Stock Purchase Plan	for Future Subscriptions	Outstanding	Price per Share

Balance at January 1, 2007	500,777	94,001
Subscriptions entered into on June 1, 2007	(106,012)	106,012	$36.64
Forfeitures	14,110	(14,110)	$36.64 - $37.06
Shares issued	—	(91,911)	$37.06

Balance at December 31, 2007	408,875	93,992
Forfeitures	37,689	(37,689)	$36.64

Balance at March 31, 2008	446,564	56,303

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Comprehensive income

	For the Three Months Ended
	March 31
Comprehensive Income	2008	2007
	(In millions)

Net income	$41.4	$43.0
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on securities, net of income taxes of $(5.8) and $1.9	(10.3)	3.4
Net unrealized holding gains arising during the period on derivatives used for cash flow hedges, net of income taxes of $4.8 and $0.1	8.8	0.2
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(0.6) and $0.0	(1.2)	—
Reclassification adjustment of derivative costs, net of income taxes of $0.0 and $0.1	0.2	0.2
Foreign currency translation adjustments, net of income taxes of $0.1 and $0.0	0.3	0.1
SERP[1] liability adjustment, net of income taxes of $0.0 and $0.0	0.1	—
Postretirement benefits liability adjustment, net of income taxes of $(0.1) and $0.0	0.1	—
Minimum pension liability adjustment, net of income taxes of $0.1 and $0.0	—	—

Total comprehensive income	$39.4	$46.9

[1]	Supplemental Executive Retirement Plan

Note 4 —	Earnings per share

	For the Three Months Ended
	March 31
Computation of Basic and Diluted Net Earnings per Share	2008	2007
	(In millions, except earnings per share and dividends
	per share)

Numerator:
Net income	$41.4	$43.0
Denominator for basic earnings per share:
Weighted-average shares	67.1	68.5

Effect of dilutive securities:
Employee stock options, nonvested restricted stock, and ESPP[1] subscriptions	0.2	1.2

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	67.3	69.7

Basic earnings per share	$0.62	$0.63
Diluted earnings per share	$0.62	$0.62
Cash dividends declared per share	$0.335	$0.315
Anti-dilutive stock options excluded	0.7	0.2

[1]	Employee Stock Purchase Plan

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Fair value measurement of assets and liabilities

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The definitions, framework, and disclosures required by SFAS No. 157 apply to other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements of reported balances. The adoption of SFAS No. 157 had no material effect on our financial statements.

In conjunction with the adoption of SFAS No. 157, we adopted FSP SFAS No. 157-2, which amends SFAS No. 157 to allow companies to delay the application of this statement until January 1, 2009, for certain nonfinancial assets and liabilities, such as items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS No. 157 establishes a three-level hierarchy that prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities.

•	Level 1. Level 1 inputs are unadjusted quoted prices in active markets for identical assets, such as a New York Stock Exchange closing price. Level 1 is the highest priority in the hierarchy.

•	Level 2. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as other significant inputs that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates, and yield curves.

•	Level 3. Level 3 inputs are unobservable inputs. Typically, our own assumptions determine these inputs, since there is little, if any, related market activity. Level 3 is the lowest priority in the hierarchy.

If we use multiple input levels to calculate the fair value of an asset or liability, then the lowest level input determines the level for the entire fair value measurement of that asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Here is how we determine the fair values and inputs to fair value calculations for investment securities available for sale, interest rate swap contracts, and loans:

•	Investment securities available for sale. For most of our investment securities, we use prices provided by a third-party vendor who is a global provider of financial market data, analytics, and related services to financial institutions and other market participants. This vendor evaluates a wide range of securities and draws parallels from the trades and quotes of securities with similar features. If the vendor is unable to provide prices, we base fair value on the market prices of comparable instruments as quoted by broker-dealers.

•	Interest rate swap contracts. To determine the fair values of our interest rate swaps, we obtain data from an independent third-party advisor on interest rate and foreign exchange risk management. This advisor determines the fair values of our interest rate swaps by using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). This advisor bases the variable cash payments (or receipts) on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with SFAS No. 157, the advisor incorporates credit valuation adjustments to reflect both our nonperformance risk and the respective counterparty’s nonperformance risk. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, the advisor considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although most of the inputs we use to value our derivative contracts fall within Level 2 of the fair value hierarchy, for the credit valuation adjustments we consider, we use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.

•	Loans. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. We carry fully charged-off loans at zero on our balance sheet. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral and discounting the contractual cash flows.

As of March 31, 2008, we used Level 1 and Level 2 inputs to determine the fair value of our investment securities available for sale. For our derivative contracts, the credit valuation adjustments were not significant to the overall valuation, and we used Level 2 inputs to determine our derivative valuations.

	Quoted Prices	Significant	Significant
Fair Value of Assets and Liabilities	in Active Markets	Other Observable	Unobservable
Measured on a Recurring Basis as of	for Identical Assets	Inputs	Inputs
March 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Assets:
Investment securities available for sale	$17.8	$1,631.9	$—	$1,649.7
Interest rate swap contracts	—	27.3	—	27.3

Total assets	$17.8	$1,659.2	$—	$1,677.0
Liabilities:
Interest rate swap contracts	$—	$27.4	$—	$27.4

Total liabilities	$—	$27.4	$—	$27.4

In accordance with GAAP, we may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These adjustments typically relate to lower-of-cost or fair value accounting, or write-downs of individual assets due to impairment.

	Quoted Prices	Significant	Significant
Fair Value of Assets Measured on a	in Active Markets	Other Observable	Unobservable
Nonrecurring Basis as of	for Identical Assets	Inputs	Inputs
March 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total
(In millions)
Loans	$—	$2.7	$—	$2.7

Note 6 —	Derivative and hedging activities

We use derivative financial instruments, primarily interest rate swaps and floors, to manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.

When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract in the same amount with a third party, which exchanges the client’s fixed rate loan payments for floating rate loan payments. In these transactions, we retain the associated credit risk.

As of March 31, 2008, we had:

•	Swap contracts with other financial institutions with a notional value of $125.0 million that were recorded as a fair value hedge against the 10-year subordinated long-term debt we issued on May 4, 1998, and which expired on May 1, 2008.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Client swap contracts of $586.3 million and an equal amount of swap contracts with third-party financial institutions, for a total notional amount of $1,172.6 million in swaps associated with loans to clients.

•	No interest rate floor contracts.

At year-end 2007, we had interest rate floor contracts with a notional amount of $1.00 billion. We sold these contracts in January 2008. We realized a gain on this sale of $35.5 million, which we are reclassifying from accumulated other comprehensive income to interest and fees on loans monthly from February 2008 until July 2014. For amortizing the gain on this sale into earnings, we use the method described by the Derivatives Implementation Group in DIG Issue G20 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Between April 1, 2008, and March 31, 2009, we expect to reclassify approximately $14.2 million of pretax net gains, or approximately $9.3 million after tax, on cash flow hedges reported in accumulated other comprehensive income. These estimates could differ from the amounts we actually recognize if we add other hedges. As of March 31, 2008, we had reclassified $1.8 million into income.

For more information about our derivative and hedging activities, read Note 15, “Derivative and hedging activities,” in our 2007 Annual Report to Shareholders.

Note 7 —	Reserve for loan losses

	For the Three Months Ended
	March 31,
Changes in the Reserve for Loan Losses	2008	2007
	(In millions)

Reserve for loan losses at beginning of period	$101.1	$94.2
Charge-offs	(6.4)	(5.3)
Recoveries	1.7	2.0

Net charge-offs	(4.7)	(3.3)
Provision charged to operations	10.0	3.6

Reserve for loan losses at end of period	$106.4	$94.5

Note 8 —	Goodwill and other intangible assets

	At March 31, 2008			At December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Goodwill and Other Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Goodwill (nonamortizing)	$362.2	$29.8	$332.4	$359.8	$29.8	$330.0
Other intangibles (amortizing):
Mortgage servicing rights	$9.3	$7.5	$1.8	$9.1	$7.3	$1.8
Client lists	57.2	22.6	34.6	57.2	21.3	35.9
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	1.9	1.3	0.6	1.9	1.3	0.6

Total other intangibles	$70.1	$33.1	$37.0	$69.9	$31.6	$38.3

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended
	March 31,
Amortization Expense of Other Intangible Assets	2008	2007
	(In millions)

Amortization expense of other intangible assets	$1.5	$1.4

Future Amortization Expense of Other Intangible Assets for the
Year Ended December 31	2009	2010	2011	2012	2013
	(In millions)

Estimated annual amortization expense of other intangibles	$5.2	$4.5	$4.0	$3.5	$3.1

		Wealth	Corporate	Affiliate
Changes in the Carrying Amount of Goodwill by	Regional	Advisory	Client	Money
Business Segment	Banking	Services	Services	Managers	Total
	(In millions)

Balance as of January 1, 2008	$3.8	$107.7	$25.2	$193.3	$330.0
Goodwill acquired	—	2.5	—	—	2.5
Sale of affiliate interest	—	—	—	(0.3)	(0.3)
Increase in carrying value due to foreign currency translation adjustments	—	—	0.2	—	0.2

Balance as of March 31, 2008	$3.8	$110.2	$25.4	$193.0	$332.4

The $2.5 million addition in the carrying amount of goodwill recorded under Wealth Advisory Services was for subsequent contingent payments in connection with the June 2007 acquisition of Bingham Legg Advisers, LLC.

The $0.3 million reduction in the carrying amount of goodwill recorded under Affiliate Money Managers reflected Camden Partners’ repurchase of interests previously sold to us. For more information about our interest in Camden Partners, read Note 4, “Affiliates and acquisitions,” in our 2007 Annual Report to Shareholders.

	2008			2007
			Weighted			Weighted
			Average			Average
Changes in Other Intangible Assets for the	Amount	Residual	Amortization	Amount	Residual	Amortization
Three Months Ended March 31	Assigned	Value	Period	Assigned	Value	Period
	(In millions)

Mortgage servicing rights	$0.2	$—	8 years	$0.2	$—	8 years

Total changes in other intangible assets	$0.2	$—		$0.2	$—

For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2007 Annual Report to Shareholders.

Note 9 —	Components of net periodic benefit cost

We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2007 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Postretirement
Components of Net Periodic Benefit Cost for the	Pension Benefits		SERP Benefits		Benefits
Three Months Ended March 31	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$2.4	$2.3	$0.2	$0.2	$0.3	$0.3
Interest cost	3.1	2.8	0.4	0.3	0.6	0.6
Expected return on plan assets	(4.5)	(4.0)	—	—	—	—
Amortization of prior service cost	—	0.2	0.1	0.1	(0.1)	(0.1)
Recognized actuarial (gain)/loss	0.1	0.4	0.1	—	0.2	0.2

Net periodic benefit cost	$1.1	$1.7	$0.8	$0.6	$1.0	$1.0
Employer contributions	$—	$—	$0.1	$0.1	$0.7	$1.3
Expected annual contribution	$—		$0.6		$3.0

Note 10 —	Temporarily impaired investment securities

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

During the first three months of 2008, the fair value of securities classified as temporarily impaired declined, but the associated estimated unrealized losses increased, due to changes in market valuations. At March 31, 2008, the largest concentration of securities with temporary impairments was in mortgage-backed and corporate debt securities. These changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

Uncertainty in the financial markets has increased the volatility in fair value estimates for the investment portfolio. While we have determined these unrealized losses to be temporary, a sustained and prolonged downturn in the financial markets could cause us to reassess our determination.

	Fewer Than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Securities at March 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In millions)

U.S. Treasury	$—	$—	$—	$—	$—	$—
Government agencies	—	—	—	—	—	—
Mortgage-backed securities	78.5	(0.6)	247.4	(3.1)	325.9	(3.7)
Corporate securities	209.9	(36.6)	68.2	(17.3)	278.1	(53.9)
Preferred stock	23.6	(6.4)	16.7	(4.6)	40.3	(11.0)

Total temporarily impaired securities	$312.0	$(43.6)	$332.3	$(25.0)	$644.3	$(68.6)

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fewer Than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Securities at December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In millions)

U.S. Treasury	$20.0	$—	$—	$—	$20.0	$—
Government agencies	116.1	—	82.9	(0.1)	199.0	(0.1)
Mortgage-backed securities	68.3	(0.5)	500.2	(12.8)	568.5	(13.3)
Corporate securities	189.3	(14.4)	67.3	(4.4)	256.6	(18.8)
Preferred stock	29.6	(6.6)	12.3	(2.7)	41.9	(9.3)

Total temporarily impaired securities	$423.3	$(21.5)	$662.7	$(20.0)	$1,086.0	$(41.5)

We retain temporarily impaired securities because we know when they will mature, they have no credit delinquencies, they generate strong cash flows, and because we have the ability and intent to hold them until they recover in value or mature, at which point their fair values equal their book values. For more information about our temporarily impaired investment securities, read Note 6, “Investment securities,” in our 2007 Annual Report to Shareholders.

Note 11 —	Borrowings

The long-term debt of $268.5 million on our balance sheet at March 31, 2008, included $(9.2) million of fair value adjustments related to interest rate swaps on our long-term debt and $(0.4) million of unamortized discounts on $250.0 million of subordinated long-term debt that matures on April 15, 2013.

Our borrowings at March 31, 2008, included an aggregate principal amount of $125 million in subordinated long-term debt in 10-year notes that matured on May 1, 2008. Due to its pending maturity, we reclassified this amount and the fair value of related interest rate swaps to short-term borrowings in the 2007 fourth quarter. In the 2008 first quarter, the fair value amount of the related swaps we reclassified to short-term borrowings was $(0.1) million.

	Subordinated Long-Term Debt
				Fixed
	Amount Issued		Semiannual	Payment
Issue Date	and Outstanding	Term	Payment Dates	Rates	Maturity
	(Dollars in millions)

May 4, 1998	$125.0	10 years	May 1 and November 1	6.625%	May 1, 2008
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013

None of our long-term debt is redeemable prior to maturity or subject to any sinking fund. For more information about our borrowings, read Note 12, “Borrowings,” in our 2007 Annual Report to Shareholders.

Note 12 —	Income taxes

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. Its adoption did not have a significant impact on our financial statements. Under FIN 48, we have chosen to continue our practice of recognizing interest and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for open periods, and we have applied our methodology consistently.

We file income tax returns in more than 30 tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, our income tax returns are subject to scrutiny by tax auditors in these jurisdictions

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a period of three to six years (open tax years). As of March 31, 2008, there were no material changes to our financial position regarding uncertain tax positions. No open statutes of limitations have been extended materially in any of our significant locations. The tax years 2004 through 2007 remain subject to federal examination.

Note 13 —	Segment reporting

We report business segment results for four segments. There is a segment for each of our three businesses: Regional Banking, Wealth Advisory Services, and Corporate Client Services. The fourth segment combines the results from our affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).

We report segment assets on an average-balance basis, because we:

• Believe average balances offer a more relevant measure of business trends than period-end balances;

•	Maintain and review all internal segment data on an average-balance basis; and

• Base some expense allocations on an average-balance basis.

During the 2008 first quarter, we recorded a gain of $3.5 million in noninterest income from the redemption of 81 shares related to Visa Inc.’s initial public offering (IPO). In addition, we reversed $1.4 million from other liabilities in connection with the IPO and recorded the release in noninterest income. Both items were recorded in the Regional Banking segment.

For more information about these segments, read Note 1, “Nature of business,” and Note 23, “Segment reporting,” in our 2007 Annual Report to Shareholders. Our business segment accounting policies are the same as those described in Note 2, “Summary of significant accounting policies,” in our 2007 Annual Report to Shareholders.

We have adjusted segment data for prior periods, due to changes in reporting methodology and/or organizational structure.

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended March 31, 2008	Banking	Services	Services	Managers	Total
	(In millions)

Net interest income	$80.3	$6.1	$2.9	$(2.4)	$86.9
Provision for loan losses	(9.3)	(0.7)	—	—	(10.0)

Net interest income after provision	71.0	5.4	2.9	(2.4)	76.9
Advisory fees:
Wealth Advisory Services	0.7	52.9	2.1	—	55.7
Corporate Client Services	0.4	—	25.6	—	26.0
Affiliate Money Managers	—	—	—	4.3	4.3

Advisory fees	1.1	52.9	27.7	4.3	86.0
Amortization of affiliate intangibles	—	(0.8)	(0.2)	(0.2)	(1.2)

Advisory fees after amortization of affiliate intangibles	1.1	52.1	27.5	4.1	84.8
Other noninterest income	16.8	0.7	0.5	—	18.0

Net interest and noninterest income	88.9	58.2	30.9	1.7	179.7
Noninterest expense	(41.8)	(50.6)	(23.1)	—	(115.5)

Segment profit before income taxes	47.1	7.6	7.8	1.7	64.2
Applicable income taxes and minority interest	16.8	2.8	2.5	0.7	22.8

Segment net income	$30.3	$4.8	$5.3	$1.0	$41.4
Depreciation and amortization	$3.2	$2.3	$1.2	$0.2	$6.9
Investment in equity method investees	$—	$—	$—	$215.4	$215.4
Segment average assets	$9,482.8	$1,450.3	$213.9	$216.2	$11,363.2

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended March 31, 2007	Banking	Services	Services	Managers	Total
	(In millions)

Net interest income	$83.7	$6.3	$3.8	$(3.0)	$90.8
Provision for loan losses	(3.6)	—	—	—	(3.6)

Net interest income after provision	80.1	6.3	3.8	(3.0)	87.2
Total advisory fees:
Wealth Advisory Services	0.6	49.4	1.5	—	51.5
Corporate Client Services	0.3	—	23.7	—	24.0
Affiliate Money Managers	—	—	—	4.8	4.8

Advisory fees	0.9	49.4	25.2	4.8	80.3
Amortization of affiliate intangibles	—	(0.7)	(0.2)	(0.2)	(1.1)

Advisory fees after amortization of affiliate intangibles	0.9	48.7	25.0	4.6	79.2
Other noninterest income	11.5	0.5	0.2	—	12.2

Net interest and noninterest income	92.5	55.5	29.0	1.6	178.6
Noninterest expense	(41.9)	(47.9)	(20.6)	—	(110.4)

Segment profit before income taxes	50.6	7.6	8.4	1.6	68.2
Applicable income taxes and minority interest	18.3	2.8	3.4	0.7	25.2

Segment net income	$32.3	$4.8	$5.0	$0.9	$43.0
Depreciation and amortization	$3.1	$2.2	$1.1	$0.2	$6.6
Investment in equity method investees	$—	$—	$—	$201.0	$201.0
Segment average assets	$9,145.3	$1,414.0	$219.0	$199.0	$10,977.3

Note 14 —	Accounting pronouncements

The following recent accounting pronouncements may affect our financial condition and results of operations.

SFAS No. 158.  In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(revised).” SFAS No. 158 requires employers to recognize a plan’s over-funded status as an asset, or a plan’s under-funded status as a liability, on its balance sheet. SFAS No. 158 also requires employers to measure, as of the end of the employer’s fiscal year, the assets and obligations that determine the plan’s funded status, to recognize changes in the funded status of a defined benefit postretirement plan as other comprehensive income in the year in which the changes occur.

The requirement to recognize the funded status of plans was effective for us as of the fiscal year that ended December 31, 2006. For information about how the adoption of this requirement affected our financial statements, read Note 18, “Pension and other postretirement benefits,” in our 2007 Annual Report to Shareholders. The requirement to measure plan assets and benefit obligations as of the end of our fiscal year will be effective for us for the fiscal year ending December 31, 2008. We do not expect this requirement to have a material effect on our financial statements.

SFAS No. 160.  In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 and establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires a noncontrolling interest, sometimes called a minority interest, in a subsidiary to be reported as a component of equity in the consolidated financial statements. SFAS No. 160 also changes the income statement presentation of noncontrolling interests, establishes a single method of accounting for a change in a parent’s ownership percentage in a subsidiary that does not result in deconsolidation, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires various other disclosures. SFAS No. 160 will be effective for us with the fiscal year that begins on January 1, 2009, and will change the presentation and accounting treatment of subsidiaries in which we have noncontrolling interests.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141(revised 2007).  In December 2007, FASB issued SFAS No. 141(revised 2007), “Business Combinations.” SFAS No. 141(revised 2007) retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations. However, SFAS No. 141(revised 2007) does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. SFAS No. 141(revised 2007) will be effective for us with the fiscal year that begins on January 1, 2009, and will change our accounting treatment for business combinations on a prospective basis.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities. This Statement will require us to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items affect our financial condition, financial performance, and cash flows. SFAS No. 161 does not change the accounting for derivatives under SFAS No. 133. SFAS No. 161 will be effective for us with the fiscal year and interim periods beginning January 1, 2009, with early adoption encouraged.

Note 15 —	Subsequent events

Debt issue

On April 1, 2008, we issued $200 million of subordinated long-term debt in 10-year, 8.50% notes. This offering was subscribed fully upon issue. These notes will mature on April 2, 2018.

We used part of the proceeds of this offering to repay an aggregate principal amount of $125 million in subordinated long-term debt that expired on May 1, 2008, and to fund, in part, our acquisition of AST Capital Trust Company. We intend to use the remaining proceeds for general corporate purposes.

For more information about this debt issue, read Note 11, “Borrowings,” in this report.

Acquisition

On April 30, 2008, Wilmington Trust FSB, our federally chartered savings bank subsidiary, completed the acquisition of AST Capital Trust Company (AST) from the shareholders of American Stock Transfer & Trust Company. AST is an Arizona-based provider of directed trustee, trust administration, and back-office services offered through financial advisors to retirement plans, high-net-worth individuals and families, and institutional investors.

AST has 170 staff members. Approximately 140 of these staff members are based at AST’s Phoenix headquarters, and will become part of our Corporate Client Services (CCS) business. Approximately 30 of these staff members are based in Wilmington, Delaware, and will become part of our Wealth Advisory Services (WAS) business. After a transition period, AST will assume the Wilmington Trust name.

This was an all-cash transaction, the terms of which were disclosed in Exhibit 10.28 to the 2007 Annual Report to Shareholders on Form 10-K we filed with the SEC on February 29, 2008.

Put of ownership interests

Our agreement with affiliate money manager Roxbury Capital Management (RCM) includes provisions that permit some of the firm’s portfolio managers to put (relinquish) their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are in addition to our equity ownership position in RCM. On April 1, 2008, principals of RCM’s office in Portland, Oregon, put approximately $14.2 million of their Class B interests to us.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY OVERVIEW

Wilmington Trust Corporation is (we are) a Delaware corporation and a financial holding company under the Bank Holding Company Act. Our primary wholly owned subsidiary, Wilmington Trust Company, was founded in 1903.

We are a relationship management company that helps clients increase and preserve their wealth. We do this through a variety of deposit-taking, lending, fiduciary, trustee, financial planning, investment consulting, asset management, insurance, broker-dealer, and administrative services.

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

We deliver our services through three businesses: Regional Banking, Corporate Client Services, and Wealth Advisory Services. Separately, each of these businesses provides different kinds of services, has a different geographic scope, and targets specific kinds of clients. Collectively, these three businesses generate a diversified mix of revenue that helps us produce consistent results across changing economic cycles.

Regional Banking

Our Regional Banking activities are concentrated in the mid-Atlantic region of the United States.

Commercial banking services.  We offer a variety of commercial, commercial construction, and commercial mortgage loans, as well as cash management and other banking services. Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees.

We target our commercial banking activities to middle-market clients throughout the mid-Atlantic region who have family-owned or closely held businesses with annual sales of up to $250 million. We define this region as the state of Delaware and the parts of Maryland, New Jersey, and Pennsylvania that are contiguous to Delaware, including those along the I-95 corridor from Princeton, New Jersey, to Baltimore, Maryland. We serve clients in this region with teams of commercial lenders and wealth advisors.

Consumer and other retail banking services.  These services include a variety of deposit services, loans to individuals, and residential mortgage loans. On our balance sheet, loans secured with liquid collateral are recorded under retail loans, but these loans are mainly associated with Wealth Advisory Services clients. We focus our retail branch banking, residential mortgage lending, and core deposit-gathering activities in the state of Delaware. At March 31, 2008, we had 48 branch offices in Delaware.

We prefer to originate loans ourselves, rather than purchase loans from brokers or other banks. This helps ensure that our underwriting standards are applied consistently throughout the portfolio. In general, we do not pursue syndicated lending opportunities.

We consider average loan and deposit balances, rather than period-end balances, to be a better indicator of trends in the Regional Banking business, because average balances represent client activity over the longer term. This is especially true of core deposit balances, which can be affected by large short-term deposits made at month-ends by Corporate Client Services clients, often for 72 hours or less.

Most of the income from Regional Banking is net interest income. Regional Banking also generates noninterest income in the form of fees charged for loan and deposit services.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Corporate Client Services

The Corporate Client Services (CCS) business provides a variety of trustee, agency, asset management, and administrative services for institutional clients who:

•	Use capital markets financing structures. For these clients, we provide owner trustee, indenture trustee, and other specialized services for securitizations, capital equipment financing, and other types of capital markets transactions. We also provide indenture, successor, collateral, or liquidating trustee services in corporate debt issuances, reorganizations, debt restructurings, mergers, and bankruptcies. In addition, we provide indenture trustee, administrative, and analytical services for collateralized debt obligations.

•	Seek to establish and maintain legal residency (nexus) for special purpose entities and captive insurance companies in preferred jurisdictions. We provide office space, independent directors, and corporate governance and administrative services for these entities.

•	Use independent trustees to hold retirement plan assets. Our clients are plan sponsors who prefer to use different providers for each of the investment management, record keeping, and trustee aspects of administering retirement and other employee benefit plans.

•	Need investment and cash management services.

CCS has offices in Delaware, Minnesota, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands (Jersey), Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg. At the end of 2007, CCS had clients in 86 countries.

Wealth Advisory Services

The Wealth Advisory Services (WAS) business helps individuals and families who have substantial wealth preserve and protect their wealth, minimize taxes, transfer wealth to future generations, support charitable endeavors, and manage their business affairs. We target clients who have liquid assets of $10 million or more.

WAS services include:

•	Asset management services. For our clients, managing investment risk is as important as increasing investment return. We help clients meet both objectives by emphasizing diversification, forward-looking asset allocation, tactical rebalancing, and a blend of active and passive funds. We provide objective advice by using a combination of third-party and in-house investment managers. We can structure investments in everything from limited partnerships to mutual funds, which means that all clients, regardless of account size, have access to our best thinking.

•	Family office services that help clients identify, review, consolidate, and execute financial and life-style management needs. These services include family governance planning, investment consulting, real estate acquisition and disposition, cash flow management and budgeting, tax planning and compliance, risk assessment, insurance oversight, family security, bill payment and payroll management services, among others. Family office clients may or may not also use our asset management services.

We specialize in four areas: legal structures for family offices; considerations for clients with inherited wealth; compensation strategies for corporate executives; and the needs of clients in the entertainment and sports industries.

•	Fiduciary services. These services include trust, administrative, tax, philanthropic, and estate settlement services. We also provide financial planning, private banking, and custom lending services.

WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania. At the end of 2007, WAS had clients in all 50 states and 35 other countries.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Affiliate money managers

We have ownership positions in two investment management firms: Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM). CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. Revenue reported on our income statement from CRM and RCM is recorded net of their expenses and is based on our ownership position in each. For the purposes of business profitability and segment reporting, we combine results from CRM and RCM into one segment called “Affiliate Money Managers.” For more information about CRM and RCM, read Note 4, “Affiliates and acquisitions,” in our 2007 Annual Report to Shareholders. For more information about segment reporting, read Note 13, “Segment reporting,” in this report.

Legal entities and subsidiaries

We provide our services through various legal entities and subsidiaries that we own wholly or in part. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, “Nature of business,” in our 2007 Annual Report to Shareholders.

There have been no changes to our legal entities and subsidiaries since December 31, 2007.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008

This report discusses:

•	Changes in our financial condition since December 31, 2007. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of March 31, 2007, for historical reference.

•	The results of our operations for the first three months of 2008, compared with the corresponding period in 2007. In some cases, we provide amounts for other periods to provide historical context.

EXECUTIVE SUMMARY

Our diversified business mix helped buffer the effects of rapidly declining market interest rates and volatile financial markets in the first three months of 2008. Net income for the 2008 first quarter was $41.4 million, compared to $43.0 million for the year-ago first quarter. Earnings for the 2008 first quarter were $0.62 per share (on a diluted basis), the same as for the year-ago first quarter.

In the face of the interest rate environment and financial market conditions:

•	The Corporate Client Services (CCS) business did well despite limited market activity. Total CCS revenue was 8% higher than for the year-ago first quarter, and only $200,000 less than for the 2007 fourth quarter.

•	Wealth Advisory Services (WAS) revenue was 8% higher than for the year-ago first quarter, as growth from new business development and our June 2007 expansion into Boston helped offset the effects of financial markets that were lower than their year-ago levels.

•	The Regional Banking business continued to benefit from the well-diversified and stable economy in the mid-Atlantic region, which has not experienced the level of economic downturn seen in some other parts of the United States.

•	We added $322 million in loans, the largest three-month increase in loan balances since the first quarter of 2006. Total loan balances were just under $8.80 billion.

•	Credit quality remained stable, with 96% of total loans outstanding receiving “pass” ratings in the internal risk rating analysis. The net charge-off ratio was 5 basis points. This was 7 basis points lower than for the 2007 fourth quarter and 1 basis point higher than for the year-ago first quarter.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

•	Expense growth was modest. Compared to the year-ago first quarter, expenses were $5.1 million higher, mainly because the year-ago period did not include staffing-related expenses associated with the Boston and Luxembourg acquisitions and other expansion investments made during the second half of 2007.

These achievements were offset by:

•	Compression in the net interest margin, which fell to 3.37%. This was 19 basis points lower than for the 2007 fourth quarter, and 30 basis points lower than for the year-ago first quarter. The margin was affected negatively by the substantial reductions in short-term interest rates the Federal Open Market Committee (FOMC) has made since September 2007, and by our asset-sensitive interest rate risk position.

•	Lower net interest income, as the margin compression more than offset the increase in loan balances.

•	Increases in the provision and reserve for loan losses due to the growth in loan balances as well as slight upticks in nonaccruing loans and in the percentages of loans rated watchlisted and substandard in the internal risk rating analysis.

Included in other noninterest income for the 2008 first quarter was approximately $4.9 million of revenue that represented our share of the proceeds from Visa Inc.’s initial public offering. We do not expect this revenue to recur.

Our capital position remained strong. On April 17, 2008, in consideration of our capital strength and outlook, our Board of Directors approved a $0.01 increase in the quarterly cash dividend, raising it 3% from $0.335 per share to $0.345 per share. On an annualized basis, this increased the dividend from $1.34 per share to $1.38 per share.

This increase marked the 27th consecutive year that we have raised our cash dividend. According to Mergent, Inc.’s Dividend Achievers, only 106 other dividend-paying companies that trade on U.S. exchanges have increased their dividends for 27 or more consecutive years.

Changes in financial condition

Total assets increased 2% in the first three months of 2008, mainly because of loan growth. For more information about loan growth, read the Regional Banking discussion in this report.

Assets	At 3/31/08	At 12/31/07	At 3/31/07
	(Dollars in millions)

Loan balances	$8,797.4	$8,475.8	$8,088.4
Loans as a percentage of total assets	75%	74%	74%
Investment securities portfolio balances	$1,651.7	$1,869.2	$1,977.4
Investment securities as a percentage of total assets	14%	16%	18%

Total assets	$11,703.7	$11,485.7	$10,990.9

Earning Assets[1]	At 3/31/08	At 12/31/07	At 3/31/07

Total earning assets (in millions)	$10,717.4	$10,479.0	$10,134.7
Percentage in loans	82%	81%	80%
Percentage in investment securities	18%	19%	20%
As a percentage of total assets	92%	91%	92%

[1]	Includes loans minus the reserve for loan losses, investment securities, and federal funds sold and securities purchased under agreements to resell.

Investment securities balances were lower than for prior periods because:

•	As holdings matured during the first three months of 2008, we found fewer reinvestment opportunities that satisfied our credit and duration risk preferences.

•	We had less need for securities to collateralize client accounts that use short-term cash sweeps.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

The attrition in the portfolio caused the changes in its average life and duration.

Average Life in the Investment Securities Portfolio	At 3/31/08	At 12/31/07	At 3/31/07
	(In years)

Mortgage-backed instruments	2.95	3.48	3.60
Total portfolio	4.47	4.45	4.59

Duration in the Investment Securities Portfolio	At 3/31/08	At 12/31/07	At 3/31/07
	(In years)

Mortgage-backed instruments	2.90	3.20	3.40
Total portfolio	1.90	1.97	2.05

On a percentage basis, changes in the composition of the investment securities portfolio from year-end 2007 reflected the lower balance of U.S. government agency securities, which decreased due to the volume of calls and maturities in the first three months of 2008. Our policy is to invest in securities with an investment grade of “A” or better, as assigned by Standard & Poor’s or Moody’s Investors Service, at the time of purchase.

Composition of Investment Securities Portfolio	At 3/31/08	At 12/31/07	At 3/31/07

Collateralized mortgage obligations	14%	12%	12%
Mortgage-backed securities	31%	27%	21%
Corporate securities	17%	17%	18%
U.S. government agencies	29%	35%	38%
U.S. Treasury	3%	3%	5%
Preferred stock	3%	2%	4%
Municipal bonds	—	1%	—
Other	3%	3%	2%
Percentage invested in fixed income instruments	81%	82%	81%

Balances of mortgage-related instruments in the investment securities portfolio tend to be higher than our residential mortgage balances. This reflects one aspect of our interest rate risk management strategies. Since most of our residential mortgages have terms of 15 to 30 years, we believe we can manage the duration and interest rate risk associated with mortgage-related instruments more efficiently in the investment securities portfolio than by retaining residential mortgages on our balance sheet. More details about our interest rate risk management strategies are in this report in the discussion of quantitative and qualitative disclosures about market risk.

Of the mortgage-backed securities in the portfolio at March 31, 2008:

•	All were issued by U.S. government-sponsored enterprises (GSEs). These GSEs are AAA-rated, and they guarantee the timing and amount of principal and interest payments in the instruments they issue.

•	All had residential mortgages as the underlying collateral.

•	There were no subprime mortgages in this underlying collateral.

•	Almost all were invested in fixed rate instruments with terms of 15 years or less.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

During the first three months of 2008, the number of securities classified as temporarily impaired declined, but changes in market valuations caused an increase in the estimated unrealized losses associated with temporarily impaired securities. At March 31, 2008, the largest concentration of securities with temporary impairments was in mortgage-backed and corporate debt securities. These changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

	Number of		Estimated
Temporarily Impaired Securities	Securities	Fair Value	Unrealized Losses
	(Dollars in millions)

At December 31, 2007	168	$1,086.0	$41.5
At March 31, 2008	136	$644.3	$68.6

Change	(32)	$(441.7)	$27.1

We retain temporarily impaired securities because we know when they will mature, they have no credit delinquencies, they generate strong cash flows, and because we have the ability and intent to hold them until they recover in value or mature, at which point their fair values equal their book values. For more information about our temporarily impaired investment securities, read Note 6, “Investment securities,” in our 2007 Annual Report to Shareholders, and Note 10, “Temporarily impaired investment securities,” in this report.

Total deposits increased 3% in the first three months of 2008. Core deposits accounted for more than half of total liabilities, and continued to be our primary source of funding. For more information about core deposit balances, read the Regional Banking discussion in this report. For more information about other deposits and short-term borrowings, read the funding discussion in this report.

Liabilities	At 3/31/08	At 12/31/07	At 3/31/07
	(Dollars in millions)

Core deposits	$5,389.5	$5,465.5	$5,155.1
Core deposits as a percentage of total liabilities	51%	53%	52%
National funding and short-term borrowings (STBs)	$4,651.1	$4,384.1	$4,124.1
National funding and STBs as a percentage of total liabilities	44%	42%	42%
Total liabilities	$10,560.0	$10,365.3	$9,898.5

Our capital position remained strong. Stockholders’ equity increased 2%. Our regulatory capital continued to exceed the Federal Reserve Board’s minimum guidelines for well-capitalized institutions by more than 100 basis points. For more information about our capital position, see the capital resources discussion in this report.

	March 31,	March 31,
Annualized Returns for the Three Months Ended	2008	2007

Return on average stockholders’ equity	14.79%	16.42%
Return on average assets	1.47%	1.59%

The returns on average stockholders’ equity and average assets declined from year-ago levels because compression in the net interest margin caused net interest income to decrease.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Results of operations

Our 2008 first quarter results demonstrated how our diversified streams of revenue help us generate consistent results, even in a challenging economic environment. Total noninterest income was 12% higher than for the year-ago first quarter, but net interest income was 12% lower (after the provision for loan losses). This kept earnings per share (on a diluted basis) the same as for the year-ago first quarter, and caused net income to decrease slightly.

Net Income	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions,
	except share amounts)

Net interest income	$86.9	$91.1	$90.8
Provision for loan losses	(10.0)	(9.2)	(3.6)
Noninterest income	102.8	102.7	91.4
Noninterest expense	115.5	116.9	110.4
Net income	$41.4	$44.0	$43.0
Earnings per share (diluted)	$0.62	$0.65	$0.62
Average shares outstanding (diluted, in thousands)	67,338	67,749	69,659

The number of shares outstanding decreased from the year-ago first quarter mainly because we repurchased 2,000,000 of our shares in 2007.

Noninterest income continued to account for more than half of net interest and noninterest income combined, as our advisory businesses continued to grow.

As a Percentage of Total Net Interest and Noninterest Income	2008 Q1	2007 Q4	2007 Q1

Net interest income[1]	43%	44%	49%
Noninterest income[2]	57%	56%	51%

[1]	After the provision for loan losses.

[2]	After amortization.

The main factors in our 2008 first quarter results were:

•	Growth in CCS and WAS revenue, which we discuss in more detail elsewhere in this report.

•	The $4.9 million in proceeds from Visa’s initial public offering.

•	Loan growth, which we discuss in more detail in the Regional Banking section of this report.

•	Compression in the net interest margin, which we discuss in more detail in the net interest income and interest rate risk sections of this report.

•	Increases in the provision and reserve for loan losses, which we discuss in the credit quality section of this report.

Profitability declined somewhat from prior periods, mainly because:

•	Results for the 2007 first quarter did not reflect the expenses associated with expansion investments made in the second half of 2007.

•	Staffing-related expenses were higher for the 2008 first quarter than for the 2007 fourth quarter, and payroll taxes and 401(k) plan matching contributions reset.

•	Net interest income was lower, due to pressure on the net interest margin caused by the market interest rate environment.

•	The provision for loan losses was higher.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Efficiency and Profitability Ratios	2008 Q1	2007 Q4	2007 Q1

Efficiency ratio	60.63%	60.04%	60.26%
Profit margin	39.37%	39.96%	39.74%

The efficiency ratio is the inverse of the profit margin.

THE REGIONAL BANKING BUSINESS

The Regional Banking business continued to benefit from the well-diversified economy in the mid-Atlantic region, which has not experienced the level of economic downturn seen in some other parts of the United States. Credit quality, which we discuss elsewhere in this report, remained stable.

Total loans outstanding rose 4% in the first three months of 2008. This was the largest three-month increase since the first quarter of 2006. Approximately two-thirds of this growth was in the commercial portfolio and approximately one-third was in the consumer portfolio.

Period-End Loan Balances	At 3/31/08	At 12/31/07	At 3/31/07
	(Dollars in millions)

Commercial loans	$6,057.9	$5,838.7	$5,499.0
Retail loans	2,739.5	2,637.1	2,589.4

Total loans outstanding	$8,797.4	$8,475.8	$8,088.4
Delaware market loans	$4,926.5	$5,000.7	$4,933.9
Delaware market loans as a % of total loans	56%	59%	61%
Pennsylvania market loans	$2,023.4	$1,864.7	$1,698.6
Pennsylvania market loans as a % of total loans	23%	22%	21%
Other market loans	$1,847.5	$1,610.4	$1,455.9
Other market loans as a % of total loans	21%	19%	18%

On an average-balance basis, total loan balances increased for the 20th consecutive quarter, rising 7% from the year-ago first quarter and 3% from the 2007 fourth quarter. For more detail on average balances, see the quarterly analysis of net interest income in this report.

Loan Balances, on Average	2008 Q1	2007 Q4	2007 Q1
	(In millions)

Total loans outstanding	$8,636.8	$8,355.7	$8,072.0

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged from prior periods.

Loan Portfolio Composition	3/31/08	12/31/07	3/31/07

Commercial, financial, and agricultural (C&I) loans	30%	31%	30%
Commercial real estate – construction loans	21%	21%	21%
Commercial mortgage loans	18%	17%	17%
Residential mortgage loans	6%	6%	7%
Consumer loans	19%	19%	19%
Loans secured with liquid collateral	6%	6%	6%

Loans secured with liquid collateral are associated mainly with Wealth Advisory Services clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Economic conditions in the mid-Atlantic region

The mid-Atlantic economy is broadly diversified among the life sciences, financial services, pharmaceutical, health care, education, construction, manufacturing, retail, agriculture, and tourism industry sectors. Historically, this diversification has provided a degree of economic stability and helped the region withstand the effect of a downturn in any single sector.

Unemployment rates in the region remained below the U.S. average. Delaware’s unemployment rate has been lower than the U.S. average since 2001.

	March 2008		March 2007
	Employment	Unemployment	Unemployment
Employment Indicators	Growth*	Rate	Rate

Delaware	0.1%	3.8%	3.4%
New Jersey	0.1%	4.8%	4.3%
Pennsylvania	0.2%	4.9%	4.3%
United States	0.4%	5.1%	4.4%

*	Year-over-year percent change

Sources: U.S. Bureau of Labor Statistics and Federal Reserve Bank of Philadelphia

Population growth continued in the region, especially in Delaware. According to the U.S. Census Bureau, Delaware was the 14th fastest-growing state in the United States for the 12 months ended July 2007. Delaware’s tax climate, among other attributes, continued to attract new residents and create housing demand. Delaware has no sales tax, and real estate taxes are considerably lower than in surrounding states.

The U-Haul National Migration Trend Report for 2007, which nets the number of families moving out of a state against the number moving in, ranked Delaware as the second-fastest growing state, with a 9% growth rate. Only Maine ranked higher, with a 15% growth rate.

Home prices in the region remain stable to improving, and the housing market has not experienced the kind of deterioration seen in many other parts of the Untied States.

Data from the Federal Reserve Bank of Philadelphia show how house price changes in Delaware and Pennsylvania compared to changes in the U.S. Home Price Index for the five quarters ending with the 2007 fourth quarter (the most recent data available).

Percent Change in House Price Index
(quarter-to-quarter)	2006 Q4	2007 Q1	2007 Q2	2007 Q3	2007 Q4

Delaware	2.0	0.0	1.5	0.0	0.4
Pennsylvania	2.8	1.1	0.8	0.4	0.4
United States	0.8	0.7	0.3	(0.2)	0.1

Source: Federal Reserve Bank of Philadelphia/Office of Federal Housing Enterprise Oversight

According to the National Association of Realtors, the median sales price of existing homes in the greater Philadelphia region (which includes Delaware’s two northernmost counties) in March 2008 was $220,000 — the same as for March 2007, and up from $215,000 in February 2008.

According to RealtyTrac Inc., the foreclosure rate for the eight-county Philadelphia metropolitan area in the 2008 first quarter was 30% lower than for the year-ago first quarter. RealtyTrac tracked foreclosure rates for the 100 top U.S. metropolitan areas; the Philadelphia area ranked 82nd, compared to 67th for the 2007 first quarter. The state of Delaware ranked 32nd in foreclosure rates for the 2008 first quarter, compared with 38th for the year-ago first quarter, according to RealtyTrac.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Commercial Loans

Commercial loan balances exceeded $6.0 billion for the first time, as we added $219.2 million of commercial loans during the first three months of 2008. This was an increase of 4% from year-end 2007.

Most of the growth was in commercial mortgage and C&I loans.

Period-End Commercial Loans	At 3/31/08	At 12/31/07	At 3/31/07
	(In millions)

Commercial, financial, and agricultural (C&I) loans	$2,654.4	$2,594.9	$2,455.2
Commercial real estate – construction loans	1,809.7	1,780.4	1,665.5
Commercial mortgage loans	1,593.8	1,463.4	1,378.3

Total commercial loans	$6,057.9	$5,838.7	$5,499.0
% of commercial loans from Delaware market	57%	57%	58%
% of commercial loans from Pennsylvania market	27%	27%	26%
% of commercial loans from other markets	16%	16%	16%

Most of the commercial mortgage loans added during the 2008 first quarter were for owner-occupied properties, including auto dealerships, schools, and manufacturing and industrial properties. More than half were for properties in Delaware. The rest were mainly in southeastern Pennsylvania and Maryland. Most of the new commercial mortgage loans were with existing clients who, until recent changes in the credit markets, found more favorable financing terms with specialty mortgage providers.

The commercial and industrial loans added during the 2008 first quarter were to clients in a variety of businesses, including light manufacturing, service, and retail, and used for a variety of working capital, equipment purchase, inventory, and other needs. Geographically, these loans were spread throughout the mid-Atlantic region.

Growth in commercial construction loan balances was minimal, with balances increasing less than 2%.

We have a high degree of confidence in the integrity of our commercial construction portfolio, because:

•	We focus on clients with privately held or family-owned businesses. We do not lend to large, national homebuilders.

•	The geographic scope of our commercial lending activity is concentrated in the mid-Atlantic region. This region has not experienced the volume of speculative over-building seen in other parts of the United States. Generally, projects we fund are within a two-hour drive from our headquarters in Wilmington, Delaware.

•	Most of the construction loans in our portfolio are for single-family homes in residential tract developments. Population growth is driving the demand for housing and related services.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

•	We apply our underwriting standards consistently. For more information about our construction portfolio, read the discussion that begins on page 19 of our 2007 Annual Report to Shareholders.

Commercial Construction Loans	At 3/31/08	At 12/31/07	At 3/31/07

Project type:
Residential real estate construction	53%	52%	53%
Land development	21%	21%	19%
Retail and office	13%	14%	14%
Owner-occupied	5%	5%	6%
Multi-family	2%	2%	2%
Other	6%	6%	6%
Geographic location:
Delaware	61%	61%	59%
Pennsylvania	25%	25%	26%
Maryland	6%	7%	7%
New Jersey	5%	4%	6%
Other	3%	3%	2%

Of our total commercial loans, approximately 74% were less than $10 million in size. The mix of loan sizes at March 31, 2008, was relatively unchanged from prior periods.

Commercial Loans by Size	At 3/31/08	At 12/31/07	At 3/31/07

More than $20 million	7%	6%	7%
$10 million to $20 million	19%	18%	18%
$5 million to $10 million	23%	25%	23%
$1 million to $5 million	37%	37%	37%
$250,000 to $1 million	11%	11%	12%
Less than $250,000	3%	3%	3%

Consumer loans

Consumer loan balances rose 7% in the first three months of 2008, as we added $107.9 million of consumer loans. Consumer balances topped $1.6 billion for the first time on both a period-end and average-balance basis.

Period-End Consumer Loans	At 3/31/08	At 12/31/07	At 3/31/07
	(In millions)

Home equity lines of credit	$314.3	$302.8	$298.1
Indirect loans	868.9	748.1	687.0
Credit card loans	65.7	69.1	63.0
Other consumer loans[1]	430.6	451.6	455.8

Total consumer loans	$1,679.5	$1,571.6	$1,503.9

[1]	Includes home equity loans, installment loans, and other types of loans to individuals.

Period-End Consumer Loans at March 31, 2008

% from Delaware market	57%
% from Maryland market	16%
% from New Jersey market	8%
% from Pennsylvania market	15%
% from other markets	4%

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Most of the consumer loan growth was in indirect loans for new as well as late-model used cars. The increase in the percentage of consumer loans in markets other than Delaware and Pennsylvania demonstrated the expansion of our indirect lending activities into Maryland and New Jersey. We make the majority of these loans through automobile dealers, as an extension of the commercial banking relationships we have with automobile dealers throughout the Regional Banking geographic footprint.

Indirect loans booked during the 2008 first quarter by market

Delaware	35%
Pennsylvania	25%
Maryland	24%
New Jersey	16%

Residential mortgage loans

We are among the leading residential mortgage originators in Delaware, but changes in our origination volumes may not correspond directly with changes in residential mortgage balances. This is because, except for a portion of the Community Reinvestment Act mortgages we originate, we sell most newly originated fixed rate residential mortgages into the secondary market instead of retaining them in our loan portfolio. This ongoing practice is part of our interest rate risk management strategy, which is covered in more detail in this report in the discussion of quantitative and qualitative disclosures about market risk.

Residential Mortgage Activity	At 3/31/08	At 12/31/07	At 3/31/07
	(Dollars in millions)

Residential mortgage balances (at period-end)	$559.6	$562.0	$553.5
Percent of residential mortgages at fixed rates	77%	74%	77%

Residential Mortgage Originations	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions)

Residential mortgage originations (dollar amount)	$43.2	$46.3	$54.7
Residential mortgage originations (number of loans)	193	187	225

Residential Mortgage Delinquency Rates	At 3/31/08	At 12/31/07	At 3/31/07

Wilmington Trust	3.44%	3.47%	2.72%

We do not engage in subprime residential mortgage lending and, as of March 31, 2008, there were no subprime loans in our residential mortgage portfolio.

Deposits

We record two types of deposits:

•	Core deposits, which are deposits from our clients.

•	National certificates of deposit (CDs) in amounts of $100,000 or more. We purchase these deposits on a wholesale or brokered basis. They are not associated with client activity.

We use national CDs because:

•	In our Regional Banking business model, there is an inherent disparity between loan growth and core deposit growth. We are expanding our commercial banking activities throughout a four-state footprint, but we continue to concentrate our core deposit-gathering activities in Delaware, where we focus our consumer and other retail banking activities.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

•	They are a cost-effective way to add deposits without adding the expenses associated with a large-scale expansion of our branch office network.

•	They help us manage interest rate risk. We can match the repricing characteristics of our floating rate loans more easily with national CDs than with client deposits. Most of our national CDs have terms of 90 to 120 days.

For more information about this, read the net interest margin, funding, and interest rate risk management discussions in this report.

Core deposits

Core deposit balances decreased slightly during the first three months of 2008, as 18% growth in savings deposits was more than offset by declines in other types of deposits. The majority of core deposits continued to come from consumer and commercial clients in Delaware.

Period-End Core Deposits	At 3/31/08	At 12/31/07	At 3/31/07
	(In millions)

Noninterest-bearing demand deposits	$778.6	$966.2	$792.0
Savings deposits	780.2	659.8	422.7
Interest-bearing demand deposits	2,502.6	2,471.8	2,478.6
CDs < $100,000	1,012.0	1,011.4	1,014.2
Local CDs ≥ $100,000	316.1	356.3	447.6

Total core deposits	$5,389.5	$5,465.5	$5,155.1
Percentage from Delaware clients	85%	87%	93%
Percentage from Pennsylvania clients	5%	5%	4%
Percentage from clients in other markets	10%	8%	3%

WTDirect, our Internet-only delivery channel, generated most of the growth in savings deposits. Launched at the end of November 2006, WTDirect balances at March 31, 2008, were approximately $500 million. WTDirect currently features a high-interest savings account for depositors who maintain average daily balances of at least $10,000. We target WTDirect to the mass-affluent consumer market, and we have WTDirect depositors from all 50 states.

We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the Delaware Valley region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

Local CDs ≥ $100,000 by
Client Category
(Average Balances)	2008 Q1	2007 Q4	2007 Q1

Consumer banking clients	60%	54%	67%
DE commercial banking clients	9%	9%	10%
PA commercial banking clients	10%	10%	6%
Wealth Advisory Services clients	11%	15%	9%
Other clients	10%	12%	8%

Generally, we consider core deposit balances on average to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients frequently deposit large sums of cash near the ends of financial reporting periods. These deposits typically are noninterest-bearing demand deposits. In many cases, these funds are on deposit for 72 hours or less.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Core Deposits, on Average	2008 Q1	2007 Q4	2007 Q1
	(In millions)

Noninterest-bearing demand deposits	$726.4	$723.5	$749.1
Total core deposits	$5,160.7	$5,094.5	$4,978.4

Core Deposits at Period End	At 3/31/08	At 12/31/07	At 3/31/07
	(In millions)

Noninterest-bearing demand deposits	$778.6	$966.2	$792.0
Total core deposits	$5,389.5	$5,465.5	$5,155.1

Other Regional Banking information

ATMs	At 3/31/08	At 12/31/07	At 3/31/07

Number of ATMs in Delaware	212	208	197
Total number of ATMs	258	255	244

Regional Banking profitability

Regional Banking’s profitability was slightly less than for the year-ago first quarter, mainly because short-term market interest rates were 3% lower. This compressed our net interest margin and led to a decline in net interest income, even though loan balances increased.

Profitability improved from the 2007 fourth quarter because expenses for the fourth quarter included our $3.2 million share of the costs of Visa’s litigation with other companies.

Regional Banking Profitability	2008 Q1	2007 Q4	2007 Q1

Segment net income (in millions)	$30.3	$29.2	$32.3
Efficiency ratio	42.22%	46.34%	43.20%
Profit margin	57.78%	53.66%	56.80%

The favorable efficiency ratio of the Regional Banking business reflects how our funding strategy reduces the operating expenses associated with maintaining a large-scale branch office network. For more information about this, read this report’s discussions of deposits and funding.

NET INTEREST INCOME

Although loan growth was significant in the 2008 first quarter, net interest income (after the provision for loan losses) was 12% lower than for the year-ago first quarter. This happened because reductions in short-term market interest rates compressed our net interest margin, and the provision for loan losses was higher.

We increased the provision because:

•	Loan balances at March 31, 2008, were 4% higher than at year-end 2007, and 9% higher than at the end of the year-ago first quarter.

•	There were slight upticks in nonaccruing loans and some reclassifications in the internal risk rating analysis. For more information about this, read the credit quality discussion in this report.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Net Interest Income	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions)

Interest income	$162.4	$177.9	$180.0
Interest expense	75.5	86.8	89.2

Net interest income	$86.9	$91.1	$90.8
Provision for loan losses	(10.0)	(9.2)	(3.6)

Net interest income (after provision)	$76.9	$81.9	$87.2
Portion generated by Regional Banking[1]	92%	93%	92%

1 Before the provision for loan losses.

We generate net interest income mainly through banking and funding activities. We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, refer to Note 13, “Segment reporting,” in this report.

NET INTEREST MARGIN

Substantial reductions in short-term interest rates made by the Federal Open Market Committee (FOMC) since September 2007, and our asset-sensitive interest rate risk position, caused the net interest margin to decline to 3.37%. This was 19 basis points lower than for the 2007 fourth quarter, and 30 basis points lower than for the year-ago first quarter.

Net Interest Margin	2008 Q1	2007 Q4	2007 Q3	2007 Q2	2007 Q1

Quarterly net interest margin	3.37%	3.56%	3.73%	3.73%	3.67%

We are asset-sensitive because most of our loans have floating rates that reprice within 30 days of a rate change, but it typically takes 90 to 120 days for the corresponding adjustments in deposit and other funding costs to occur. In a declining interest rate environment, this timing difference compresses the net interest margin, which historically has not stabilized until funding costs (rates on deposits and other liabilities) more closely match the yields on loans and other assets. The extent of the margin compression depends on the magnitude of rate changes and the pace at which they occur.

Short-term market interest rates at the end of the 2008 first quarter were 200 basis points lower than at the end of the 2007 fourth quarter, and 300 basis points lower than at the end of the year-ago first quarter. These cuts are evident in our prime lending rate, which serves as a point of reference for a substantial number of our commercial floating rate loans.

Wilmington Trust Prime Lending Rate	At 3/31/08	At 12/31/07	At 3/31/07

Prime lending rate (period end)	5.25%	7.25%	8.25%
Prime lending rate (on average)	6.27%	7.58%	8.25%

On April 30, 2008, we lowered our prime lending rate to 5.00%, echoing the 25-basis-point reduction the FOMC made that day.

The market interest rate reductions during the first three months of 2008 translated into a 65-basis-point decrease in the yield on our interest-earning assets, but only a 46-basis-point decrease in the cost of funds to support earning assets. Between the ends of March 2007 and March 2008, the yield on earning assets fell 95 basis points, but the cost of funds declined only 65 basis points.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

	3/31/08 vs.		3/31/08 vs.
Changes in Yields and Rates (In Basis Points)	12/31/07		3/31/07

Change in yield on total earning assets	(65	) bps	(95	) bps
Change in rate on total funds to support earning assets	(46	) bps	(65	) bps

The 75-basis-point reduction the FOMC made on March 18, 2008, occurred too late in the quarter to have much effect on the margin for the 2008 first quarter.

We estimate that each 25-basis-point drop in short-term rates causes a decrease in our net interest margin of approximately 3 basis points and approximately $3 million in net interest income over a 12-month period. The pressure on the margin is more dramatic immediately following a rate change, and then it moderates as liability rates reset. Assuming no further rate reductions, we estimate the margin will:

•	Decline another 15 to 20 basis points in the short term.

•	Begin to stabilize or improve during the 2008 third quarter.

For more information about this, read this report’s quantitative and qualitative disclosures about market risk.

QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2008 First Quarter			2007 First Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Earning assets
Federal funds sold and securities purchased under agreements to resell	$38.5	$0.3	3.43%	$57.3	$0.7	5.05%
U.S. Treasury	60.0	0.6	4.04	125.1	1.3	4.11
Government agencies	542.7	6.6	4.92	733.0	8.5	4.70
Obligations of state and political subdivisions	14.2	0.3	7.16	8.8	0.2	9.00
Preferred stock	54.2	1.1	7.87	84.6	1.6	7.50
Mortgage-backed securities	736.8	8.1	4.44	691.9	7.2	4.25
Other securities	384.8	5.4	5.62	390.6	6.0	6.28

Total investment securities	1,792.7	22.1	4.95	2,034.0	24.8	4.95
Commercial, financial, and agricultural	2,602.1	43.0	6.64	2,466.2	48.9	8.04
Real estate – construction	1,804.9	29.3	6.53	1,669.8	35.4	8.60
Mortgage – commercial	1,528.2	25.5	6.72	1,339.9	26.5	8.03

Total commercial loans	5,935.2	97.8	6.63	5,475.9	110.8	8.21
Mortgage – residential	562.8	8.1	5.82	542.1	8.0	5.95
Consumer loans	1,653.1	28.5	6.92	1,512.3	27.6	7.41
Loans secured with liquid collateral	485.7	6.4	5.27	541.7	9.1	6.81

Total retail loans	2,701.6	43.0	6.40	2,596.1	44.7	6.98
Total loans net of unearned income	8,636.8	140.8	6.56	8,072.0	155.5	7.81

Total earning assets at historical cost	$10,468.0	$163.2	6.27%	$10,163.3	$181.0	7.22%
Fair value adjustment on investment securities available for sale	(24.4)			(28.2)

Total earning assets	$10,443.6			$10,135.1

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

	2008 First Quarter			2007 First Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Funds supporting earning assets
Savings	$714.8	$4.7	2.65%	$365.3	$1.2	1.29%
Interest-bearing demand	2,368.2	6.2	1.05	2,393.4	8.6	1.46
Certificates under $100,000	1,016.0	10.6	4.18	1,012.9	10.9	4.35
Local certificates $100,000 and over	335.3	3.7	4.44	457.7	5.6	5.00

Total core interest-bearing deposits	4,434.3	25.2	2.28	4,229.3	26.3	2.52
National certificates $100,000 and over	2,770.5	30.6	4.44	2,992.1	40.1	5.43

Total interest-bearing deposits	7,204.8	55.8	3.11	7,221.4	66.4	3.73

Federal funds purchased and securities sold under agreements to repurchase	1,625.6	13.0	3.24	1,306.8	16.0	4.97
U.S. Treasury demand deposits	12.8	0.1	3.04	5.4	0.1	5.02
Line of credit and other debt	136.3	2.4	7.07	11.7	0.1	5.84

Total short-term borrowings	1,774.7	15.5	3.53	1,323.9	16.2	4.97

Long-term debt	268.2	4.2	6.29	388.8	6.6	6.86

Total interest-bearing liabilities	9,247.7	75.5	3.28	8,934.1	89.2	4.05

Other noninterest funds	1,220.3	—	—	1,229.2	—	—

Total funds used to support earning assets	$10,468.0	$75.5	2.90%	$10,163.3	$89.2	3.55%
Net interest income/margin		87.7	3.37%		91.8	3.67%
Tax-equivalent adjustment		(0.8)			(1.0)

Net interest income		$86.9			$90.8

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

For the Three Months Ended March 31,
2008/2007	Volume[1]	Rate[2]	Total
	(In millions)

Interest income:
Federal funds sold and securities purchased under agreements to resell	$(0.2)	$(0.2)	$(0.4)
U.S. Treasury	(0.7)	—	(0.7)
Government agencies	(2.2)	0.3	(1.9)
Obligations of state and political subdivisions*	0.1	—	0.1
Preferred stock*	(0.6)	0.1	(0.5)
Mortgage-backed securities	0.5	0.4	0.9
Other securities*	(0.1)	(0.5)	(0.6)

Total investment securities	(3.0)	0.3	(2.7)

Commercial, financial, and agricultural*	2.7	(8.6)	(5.9)
Real estate – construction	2.9	(9.0)	(6.1)
Mortgage – commercial*	3.8	(4.8)	(1.0)

Total commercial loans	9.4	(22.4)	(13.0)

Mortgage – residential	0.3	(0.2)	0.1
Consumer loans	2.6	(1.7)	0.9
Loans secured with liquid collateral	(0.9)	(1.8)	(2.7)

Total retail loans	2.0	(3.7)	(1.7)

Total loans net of unearned income	11.4	(26.1)	(14.7)

Total interest income	$8.2	$(26.0)	$(17.8)

Interest expense:
Savings	$1.1	$2.4	$3.5
Interest-bearing demand	(0.1)	(2.3)	(2.4)
Certificates under $100,000	—	(0.3)	(0.3)
Local certificates $100,000 and over	(1.5)	(0.4)	(1.9)

Total core interest-bearing deposits	(0.5)	(0.6)	(1.1)

National certificates $100,000 and over	(3.0)	(6.5)	(9.5)

Total interest-bearing deposits	(3.5)	(7.1)	(10.6)

Federal funds purchased and securities sold under agreements to repurchase	3.9	(6.9)	(3.0)
U.S. Treasury demand deposits	0.1	(0.1)	—
Line of credit and other debt	1.8	0.5	2.3

Total short-term borrowings	5.8	(6.5)	(0.7)
Long-term debt	(2.1)	(0.3)	(2.4)

Total interest expense	$0.2	$(13.9)	$(13.7)

Changes in net interest income	$8.0	$(12.1)	$(4.1)

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

[1]	We define changes attributable to volume as a change in average balance multiplied by the prior year’s rate.

[2]	We define changes attributable to rate as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NONINTEREST INCOME

Noninterest income was 12% higher than for the year-ago first quarter, and accounted for 57% of total net interest and noninterest income (after amortization and the provision for loan losses). The main factors in this increase were:

•	8% growth in CCS and WAS revenue.

•	$4.9 million of other noninterest income, which was our share of the proceeds from the Visa initial public offering.

Noninterest Income	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions)

WAS revenue	$55.7	$59.1	$51.5
CCS revenue	26.0	26.2	24.0
Affiliate money manager revenue[1]	3.1	4.6	3.7
Service charges on deposit accounts	7.6	7.3	6.8
Other noninterest income	10.4	5.3	5.4
Securities gains/(losses)	—	0.2	—

Total noninterest income	$102.8	$102.7	$91.4
Portion provided by WAS	54%	58%	56%
Portion provided by CCS	25%	26%	26%

[1]	After amortization.

Compared to the 2007 fourth quarter, total noninterest income increased minimally because weakness in the capital markets and volatility in the financial markets masked business development in the WAS and CCS businesses, and because performance fees were lower at affiliate Cramer Rosenthal McGlynn.

On April 30, 2008, we completed the acquisition of AST Capital Trust Company (AST), an Arizona-based provider of directed trustee, trust administration, and back-office services offered through financial advisors to retirement plans, high-net-worth individuals and families, and institutional investors.

AST has 170 staff members. Approximately 140 of these staff members are based at AST’s Phoenix headquarters, and will become part of our Corporate Client Services (CCS) business. Approximately 30 of these staff members are based in Wilmington, Delaware, and will become part of our Wealth Advisory Services (WAS) business. After a transition period, AST will assume the Wilmington Trust name.

As a result of this acquisition, which added $28 billion in assets under administration, we now provide trust, custody, trading, and paying agent services for approximately $41 billion in more than 3,000 retirement and employee benefit plans. AST’s president, Gregory W. Tschider, will assume management responsibility for the CCS retirement services business. He will continue to be based in Phoenix.

We expect this transaction to add approximately $18 million of revenue in 2008 (approximately $27 million on an annualized basis) and to be non-dilutive to earnings in 2008. We will record most of the revenue from this acquisition as CCS retirement services revenue. We will record the remainder in WAS trust and investment advisory revenue.

THE CORPORATE CLIENT SERVICES BUSINESS

We report Corporate Client Services (CCS) revenue in four categories:

1. Capital markets revenue.  These fees are based on the complexity of trust and administrative services we provide. We perform most of these services under multiyear contracts.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

2. Entity management revenue.  These fees are based on the complexity of corporate governance and administrative services we provide for special purpose entities in preferred jurisdictions.

3. Retirement services revenue.  A portion of this revenue is based on the market valuations of retirement plan assets for which we serve as trustee. The remainder is based on the level of service we provide.

4. Institutional investment and cash management.  These fees reflect investment and cash management services we perform for retirement services and capital markets clients who have residual cash management needs. Some of these fees are based on money market fund balances and some are based on the valuations of investment-grade fixed income instruments.

We do not:

•	Have credit risk exposure to large capital markets transactions.

•	Own the assets or entities for which we serve as trustee or administrator.

•	Record these assets on our balance sheet.

•	Consolidate these entities.

•	Issue, underwrite, set pricing, or establish valuations for the financing structures we support.

CCS in 2008 Q1

The majority of CCS revenue, while not based on asset valuations, is tied to activity in the capital markets, which have been extremely weak since August 2007. Despite these challenging conditions, CCS revenue for the 2008 first quarter was 8% higher than for the year-ago first quarter, and only $200,000 less than for the 2007 fourth quarter.

The main factors in these changes were:

•	A diversified mix of products, which helped offset the lack of demand for asset-backed securitizations (ABS).

•	A degree of counter-cyclicality in capital markets services, which include trust and administrative services for defaults, restructurings, and bankruptcies.

Corporate Client Services Revenue	2008 Q1	2007 Q4	2007 Q1
	(In millions)

Capital markets services	$11.6	$11.4	$10.2
Entity management services	7.9	8.1	7.1
Retirement services	3.2	3.3	3.4
Institutional investment/cash management services	3.3	3.4	3.3

Total Corporate Client Services revenue	$26.0	$26.2	$24.0

First quarter 2008 revenue from capital markets services was 14% higher than for the year-ago first quarter, and 2% higher than for the fourth quarter of 2007. Services that support tender option bonds, repackaged municipal and corporate debt, defaults and bankruptcies, and escrow administration, drove these increases.

Some of the ABS transactions for which CCS provides trust and administrative services hold a blend of prime and subprime residential mortgages. As a service provider, our involvement in these transactions is defined contractually. We do not underwrite or issue these instruments, nor do we have any associated balance sheet or credit risk. The lack of ABS activity affects the pace of capital markets revenue growth. For the 2008 first quarter, fees for these services amounted to approximately $1.2 million, or less than 5% of total CCS revenue for the quarter.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Entity management revenue was 11% higher than for the year-ago first quarter. Most of this increase came from business in Europe, and reflected the Luxembourg acquisition we completed in June 2007.

Retirement services revenue reflected the effects of financial market volatility on retirement plan assets. In the 2008 first quarter, approximately 62% of these fees were based on market valuations.

Since most CCS investment and cash management services are for short-term investments, it is not unusual for fees from these services to fluctuate up or down from period to period. For the 2008 first quarter, approximately 34% of revenue was tied to U.S. investment grade fixed income securities. The remainder was based on money market fund balances.

CCS and Bear Stearns

Bear Stearns hired us in early 2008 to serve as trustee for The Bear Stearns Companies Inc. 2008 Trust, into which approximately 27.3 million shares of Bear Stearns Company common stock have been contributed for certain compensation plans.

We do not own these shares. They are held by the trust, not in our investment securities portfolio.

As trustee, we provide custody and other administrative services that support this trust. The nature and extent of the services we provide are directed by the client (Bear Stearns) and specified in the legal documents that govern this trust.

Our fee for serving as trustee on this engagement is less than $500,000 per year. Our fee consists of a base (flat) fee plus a basis-point fee that is tied to the market valuation of the shares held in the trust. In other words, the base fee serves as a “floor” below which our fee will not drop. Declining valuations of Bear Stearns stock could reduce the revenue we receive from this engagement, because a portion, but not all, of that revenue is based on market valuations.

Since this engagement was new in 2008, its revenue contribution in the 2008 first quarter was minimal. We recorded no revenue at all from this business in prior periods, because we did not have this business in prior periods.

Corporate Client Services profitability

Compared to the year-ago first quarter, CCS profitability declined because results did not include the expenses associated with the Luxembourg acquisition until the third quarter of 2007. The decline from the 2007 fourth quarter occurred mainly because staffing-related expenses increased as payroll taxes and 401(k) plan contributions reset, and because net interest income from deposit services was lower.

Corporate Client Services Profitability	2008 Q1	2007 Q4	2007 Q1

Segment net income (in millions)	$5.3	$5.7	$5.0
Efficiency ratio	74.76%	72.26%	71.03%
Profit margin	25.24%	27.74%	28.97%

THE WEALTH ADVISORY SERVICES BUSINESS

We report Wealth Advisory Services (WAS) revenue in three categories:

1. Trust and investment advisory revenue, which is the revenue generated by our core asset management, asset allocation, and trust management services. These fees are based on the market valuations of client assets we manage, direct, or hold in custody, and the valuations are tied to movements in the financial markets.

Assets we manage for clients include equities, fixed income instruments, cash and cash equivalents, and other assets. Depending on the mix of assets in client accounts, changes in trust and investment advisory revenue may or may not correspond with changes in financial markets such as the Dow Jones Industrial

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Average, the S&P 500, NASDAQ, or other markets. For more information about this, read the assets under management section of this report.

2. Planning and other services revenue. These fees are from family office, financial planning, estate settlement, tax, and other services. These fees are based on the level and complexity of the services we provide, not on the valuations of the assets we manage or hold in custody. In some cases, these fees are based on the client’s annual income. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

3. Mutual fund fees. These fees are tied primarily to money market mutual fund and cash balances, and do not reflect equity market movements.

WAS in 2008 Q1

WAS revenue for the 2008 first quarter was 8% higher than for the year-ago first quarter, due largely to business development and expansion into Boston, one of the largest high-net-worth markets in the United States. In June 2007, we entered the Boston market by acquiring the investment consulting firm formerly known as Bingham Legg Advisers LLC.

Wealth Advisory Services Revenue	2008 Q1	2007 Q4	2007 Q1
	(In millions)

Trust and investment advisory fees	$39.2	$42.9	$36.9
Planning and other services fees	10.1	10.3	9.5
Mutual fund fees	6.4	5.9	5.1

Total Wealth Advisory Services revenue	$55.7	$59.1	$51.5

WAS revenue was lower than for the 2007 fourth quarter, mainly because market valuations of client assets declined, which reduced corresponding fees and offset the increases in business from Boston and other 2007 expansion initiatives. Compared to the 2007 fourth quarter, WAS revenue was 6% lower, while the corresponding decline in the S&P 500 index was 10%. We regard the S&P 500 as a good proxy for the equity investments in client portfolios.

WAS sales (new business, annualized) were lower than for the year-ago first quarter, mainly because we recorded several very large family office fees early in 2007. Fees for family office services can vary widely, and some fees may be nonrecurring, which causes revenue from these services to fluctuate from period to period.

The percentage of new business from markets outside the mid-Atlantic region was higher than for prior periods. This reflected the inroads we are making in the markets in which we have been expanding and adding staff in recent years.

Total WAS Sales[1]	2008 Q1	2007 Q4	2007 Q1

Percentage from family wealth services[2]	35%	51%	40%
Percentage from mid-Atlantic market clients[3]	26%	25%	26%
Percentage from national market clients[4]	39%	24%	34%
Total WAS sales (in millions)	$4.4	$7.7	$4.4

[1]	New business, annualized

[2]	Includes clients throughout the United States with liquid assets of $100 million or more.

[3]	Includes clients in Delaware, Maryland, New Jersey, and Pennsylvania.

[4]	Includes clients in California, Florida, Georgia, Massachusetts, and New York, and clients from throughout the United States whose accounts are located in and serviced from Delaware. These clients choose to establish

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

accounts in Delaware to benefit from Delaware’s trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states.

Wealth Advisory Services profitability

Compared to the year-ago first quarter, WAS profitability increased, as the Boston acquisition added noninterest income. Compared to the 2007 fourth quarter, profitability was lower because declines in the market valuations of client assets lowered revenue, and staffing-related expenses increased as payroll taxes and 401(k) plan contributions reset.

Wealth Advisory Services Profitability	2008 Q1	2007 Q4	2007 Q1

Segment net income (in millions)	$4.8	$7.4	$4.8
Efficiency ratio	85.91%	78.24%	86.15%
Profit margin	14.09%	21.76%	13.85%

ASSETS UNDER MANAGEMENT AND ADMINISTRATION AT WILMINGTON TRUST

Assets under management (AUM) are assets for which we make investment decisions on behalf of clients. Most of the clients who use our asset management services are WAS clients.

Assets under administration (AUA) are assets we hold in custody or for which we serve as fiduciary on behalf of clients. Most of these assets are from CCS clients.

Client Assets at Wilmington Trust[1]	At 3/31/08	At 12/31/07	At 3/31/07
	(In billions)

Assets under management	$35.0	$35.9	$31.8
Assets under administration	85.7	88.4	80.3

Total client assets at Wilmington Trust	$120.7	$124.3	$112.1

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

	At 3/31/08		At 12/31/07
Assets Under Management by Business Line[1]	Amount	Percent	Amount	Percent
	(In billions)

Wealth Advisory Services	$31.2	89%	$32.9	92%
Corporate Client Services	3.8	11%	3.0	8%

Total	$35.0		$35.9

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

Investment Mix of Wilmington Trust Managed Assets[1]	At 3/31/08	At 12/31/07	At 3/31/07

Equities	45%	47%	48%
Fixed income	23%	23%	27%
Cash and cash equivalents	18%	15%	14%
Other assets	14%	15%	11%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Changes in AUM or AUA levels do not necessarily indicate that we have gained or lost business. Most of the assets we manage or administer are held in trusts, which means these assets are affected by fund distributions as well as changes in market valuations. Fund distributions typically are made for tax payments, philanthropic obligations, discretionary spending, trust terminations, and other purposes. Asset levels also are affected by the duration of trust agreements, which can range from a few months to 99 years or more.

We believe that changes in revenue, rather than changes in AUM or AUA, are better indicators of trends in the WAS and CCS businesses because:

•	Asset management is only one of the wealth management services we offer, and only a portion of WAS revenue — primarily trust and investment advisory revenue — is based on asset valuations. In addition, most WAS clients are more concerned about managing risk (preserving wealth) than increasing returns.

•	WAS and CCS revenue may include fees for direction trust services, but direction trust assets are not included in our AUM or AUA amounts. Direction trusts, which are not permitted in all states, allow clients to have their assets and fiduciary matters managed separately by different providers.

•	In the CCS business, except for revenue from investment and cash management services, the majority of revenue is generated on a fee-for-service basis regardless of the value of any associated asset.

•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.

For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.

AFFILIATE MONEY MANAGERS

We have ownership positions in two money management firms:

•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York; and

•	Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.

Affiliate Money Manager Revenue	2008 Q1	2007 Q4	2007 Q1
	(In millions)

Total revenue from affiliate money managers (net of expenses)	$4.3	$5.9	$4.8

The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. We do not consolidate CRM’s or RCM’s results in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters.

CRM and RCM are not part of our WAS business. We affiliated with CRM and RCM in 1998 to gain expertise in stylized investment management, and to help us establish offices in New York and southern California. We subsequently adopted an investment consulting process that uses a variety of independent, third-party money managers. Although we no longer rely as heavily on CRM and RCM for investment management services, we value their contributions to our revenue.

For more information about our investments in CRM and RCM, read the affiliate money managers discussion and Notes 4, 10, and 23 in our 2007 Annual Report to Shareholders.

CRAMER ROSENTHAL MCGLYNN (CRM)

Business inflows at CRM remained strong, but AUM decreased as declines in the equity markets reduced asset valuations. This, in turn, reduced the revenue from CRM. In addition, CRM’s performance fees in the 2008 first quarter were lower, which also reduced their revenue.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Revenue from Cramer Rosenthal McGlynn	2008 Q1	2007 Q4	2007 Q1

Revenue (in millions, net of expenses)	$4.0	$5.5	$4.7

Cramer Rosenthal McGlynn	At 3/31/08	At 12/31/07	At 3/31/07

Assets under management (in millions)	$10,891.1	$11,417.3	$11,215.7
Wilmington Trust’s ownership position	82.41%	82.41%	81.73%

ROXBURY CAPITAL MANAGEMENT (RCM)

Compared to the 2007 fourth quarter, RCM’s revenue and managed assets were lower due to declines in the equity markets, and net outflows from the firm’s small/mid-cap product.

Revenue from Roxbury Capital Management	2008 Q1	2007 Q4	2007 Q1

Revenue (in millions, net of expenses)	$0.3	$0.4	$0.1

Roxbury Capital Management	At 3/31/08	At 12/31/07	At 3/31/07

Assets under management (in millions)	$2,061.7	$2,466.0	$3,121.6
Wilmington Trust’s ownership position
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%

Our agreement with RCM includes provisions that permit some of the firm’s portfolio managers to put (relinquish) their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are in addition to our equity ownership position in RCM. The revenue we receive from RCM increases when these puts are exercised.

Approximately $13.0 million of these puts were exercised on April 2, 2007, which is why revenue from RCM for the 2008 first quarter was higher than for the year-ago first quarter, even though managed assets were lower.

COMBINED AUM AT WILMINGTON TRUST AND AFFILIATE MONEY MANAGERS

Changes in AUM at Wilmington Trust do not necessarily reflect business inflows or outflows, as noted earlier. At the affiliate money managers, however, managed asset levels do reflect business flows as well as financial market movements.

On a combined basis, total assets under management at Wilmington Trust and the affiliate money managers were 4% higher than at March 31, 2007. Combined AUM declined from year-end 2007 mainly because of the decline in market valuations of managed assets at CRM.

Assets Under Management	At 3/31/08	At 12/31/07	At 3/31/07
	(In billions)

Wilmington Trust[1]	$35.0	$35.9	$31.8
Cramer Rosenthal McGlynn	10.9	11.4	11.2
Roxbury Capital Management	2.1	2.5	3.1

Total assets under management	$48.0	$49.8	$46.1

[1]	Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

NONINTEREST EXPENSE

Expense growth in the first quarter of 2008 was modest. Compared to the year-ago first quarter, expenses were $5.1 million higher, mainly because the year-ago period did not include staffing-related expenses associated with the Boston and Luxembourg acquisitions and other expansion investments we made during the second half of 2007.

Compared to the 2007 fourth quarter, expenses were $1.4 million lower. Fourth quarter 2007 expenses, however, included approximately $3.2 million for our share of Visa Inc.’s litigation with other companies. This $3.2 million was recorded in “other” noninterest expense. Absent that amount, fourth quarter 2007 expenses would have totaled $113.7 million, which means that, on a trailing-quarter basis, expenses for the 2008 first quarter would have been $1.8 million higher than for the fourth quarter.

Staffing-related costs continued to constitute our single largest concentration of expenses. Staffing-related costs were higher than for the 2007 fourth quarter due to restricted stock grants made during the first three months of 2008, and because payroll taxes and 401(k) plan contributions reset at the beginning of the year. The increase in staffing-related costs from the year-ago first quarter reflected the staff we added in Boston, Luxembourg, and through other expansion activities in the second half of 2007.

Noninterest Expenses	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions)

Full-time-equivalent staff members	2,704	2,672	2,593
Salaries and wages expense	$45.7	$45.0	$41.8
Incentives and bonuses expense	14.5	11.5	14.0
Employment benefits expense	14.3	12.0	14.6

Total staffing-related expense	$74.5	$68.5	$70.4
Total noninterest operating expenses	$115.5	$116.9	$110.4
Staffing-related expense as a percentage of total expenses	65%	59%	64%

The staffing-related expense as a percentage of total expenses for the 2007 fourth quarter reflected the fact that total expenses for the 2007 fourth quarter were inflated by the $3.2 million Visa expense.

INCOME TAXES

Income tax expense and the effective tax rate changed from prior periods primarily because of changes to tax reserves and state income tax rates.

Income Taxes and Tax Rate	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions)

Pre-tax income	$64.2	$67.7	$68.2
Income tax expense	$22.7	$23.6	$24.6
Effective tax rate	35.36%	34.86%	36.07%

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. See Note 12, “Income taxes,” in this report.

CAPITAL RESOURCES

We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with regulatory requirements, and provide for future growth. Our wholly owned bank subsidiaries are the main users of our capital, and they are subject to regulatory capital requirements. The advisory businesses are not as capital-intensive, and they are not subject to regulatory capital requirements, although some of our trust agreements include

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

specific capital requirements. For more information, read the capital resources section of our 2007 Annual Report to Shareholders.

Our capital position remained strong in the first three months of 2008. Stockholders’ equity rose 2% on a period-end basis, and 3% on average.

The returns on equity and assets were lower than for prior periods, mainly because net income was 6% lower than for the 2007 fourth quarter, and 4% lower than for the year-ago first quarter. Net income was lower mainly because the market interest rate environment compressed our net interest margin.

	Three Months Ended	Year Ended	Three Months Ended
Capital Strength	3/31/08	12/31/07	3/31/07
	(Dollars in millions)

Stockholders’ equity (period end)	$1,143.5	$1,120.3	$1,092.2
Stockholders’ equity (on average)	$1,125.5	$1,091.0	$1,062.2
Return on average stockholders’ equity (annualized)	14.79%	16.68%	16.42%
Return on average assets (annualized)	1.47%	1.65%	1.59%
Capital generation ratio (annualized)	6.78%	8.69%	8.23%
Dividend payout ratio	54.35%	49.40%	50.00%

During the first three months of 2008, we added $36.4 million to capital, which consisted of:

•	$18.9 million of retained earnings (net income of $41.4 million, net of $22.5 million in cash dividends paid).

•	$5.3 million from common stock issued under employment benefit plans.

•	A credit to capital surplus of $2.7 million of stock-based compensation expense, net of taxes.

•	$0.2 million in adjustments to minimum pension, supplemental executive retirement plan, and postretirement benefits plan liabilities, net of taxes.

•	$0.3 million in foreign currency adjustments.

•	A $0.2 million reclassification adjustment of derivative costs, net of taxes.

•	$8.8 million of derivative gains included in other comprehensive income, net of taxes.

Offsetting these additions was a $13.2 million reduction in capital, which consisted of:

•	$10.3 million in unrealized losses on securities, net of taxes.

•	$1.7 million for the acquisition of treasury shares.

•	A $1.2 million reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes.

Capital ratios

Our capital ratios continued to exceed the Federal Reserve Board’s minimum guidelines for both well-capitalized and adequately capitalized institutions, as the following table shows.

	At	At	Minimum to be	Minimum to be
Regulatory Capital Ratios	3/31/08	12/31/07	Adequately Capitalized	Well Capitalized

Total risk-based capital	11.10%	11.21%	8%	10%
Tier 1 risk-based capital	7.67%	7.73%	4%	6%
Tier 1 leverage capital	7.17%	7.18%	4%	5%

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

The Federal Reserve’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. For more information about these guidelines, read the capital resources discussion in our 2007 Annual Report to Shareholders.

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety, and provide for future growth. Our goal is to maintain capital ratios that are at least 100 basis points higher than the minimum for well-capitalized institutions.

Share repurchase program

Our current share repurchase plan, which was authorized by our Board of Directors in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust stock. Our share repurchase activity reflects how we choose to deploy capital, and is not driven solely by share price.

During the 2008 first quarter, we did not repurchase any of our shares under this program, mainly because:

•	The May 1, 2008, maturity of an aggregate principal amount of $125 million in subordinated long-term debt was approaching.

•	The all-cash purchase of AST Capital Trust Company was pending.

•	Our goal is to maintain capital ratios that exceed the federal minimums for well-capitalized institutions.

•	We opted to retain capital to fund loan growth, which was higher than anticipated.

Current 8-Million-Share Repurchase Plan Activity	2008 Q1	2007 Q4	2007 Q1

Number of shares repurchased	—	600,000	—
Average price per share repurchased	$—	$35.70	$—
Total cost of shares repurchased	$—	$21,446,761	$—
Total shares purchased under current plan	3,043,796	3,043,796	1,043,796
Shares available for repurchase at period end	4,956,204	4,956,204	6,956,204

In 2007, we repurchased 2,000,000 of our shares under this plan. It is unlikely that we will repurchase as many shares in 2008.

Figures in the table above do not match the figures reported under Part II, Item 2, in this report, because that report includes shares we use when recipients of stock-based compensation exercise their options. We consider those share acquisitions to be outside the parameters of our authorized share repurchase plan, because those shares are not trading on the open market when we acquire them.

LIQUIDITY AND FUNDING

As a bank holding company, we need liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe we have a strong liquidity position because:

•	Our capital ratios demonstrate that we are well capitalized.

•	We have access to diverse sources of funding, which mitigates our liquidity risk and gives us the ability to adjust the mix and amount of funding as we deem appropriate.

•	Our long-term credit ratings are investment grade, and have been since 1998, when the ratings were first issued.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

One of the tools we use to manage the risk of having insufficient liquidity is a wholesale funding average ratio (formerly the funds-at-risk ratio), which expresses liquid assets and other dedicated funding sources as a percentage of wholesale liabilities in three-month, six-month, and one-year time horizons.

Factors or conditions that could affect our liquidity include changes in the types of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant change in our financial performance or credit ratings could reduce the availability or increase the cost of funding. We monitor our existing and projected liquidity requirements continually. We believe our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.

For more information, read the discussion of liquidity and funding in our 2007 Annual Report to Shareholders.

Liquidity in the first three months of 2008

At March 31, 2008, we were operating within Level 1 parameters (the level with the least risk) of our liquidity management policy. Our wholesale funding average ratio also placed our liquidity position within Level I parameters. We have maintained a Level I position since the levels were established in 2004.

Our credit ratings remained favorable. The ratings of Wilmington Trust Corporation and Wilmington Trust Company were reaffirmed by Standard & Poor’s on January 15, 2008, and by Moody’s Investors Service on February 29, 2008. Fitch Ratings last reaffirmed our ratings in August 2007. Our long-term credit ratings have been investment grade since 1998, when they were first issued.

Moody’s
	Fitch	Investors	Standard &
Wilmington Trust Corporation	Ratings[1]	Service[2]	Poor’s3

Outlook	Stable	Stable	Stable
Issuer rating (long-term/short-term)	A+/F1	A2/ *	A-/A-2
Subordinated debt	A	A3	BBB+

Moody’s
	Fitch	Investors	Standard &
Wilmington Trust Company	Ratings[1]	Service[2]	Poor’s3

Outlook	Stable	Stable	Stable
Bank financial strength	A/B	B-	*
Issuer rating (long-term/short-term)	A+/F1	A1	A/A-1
Bank deposits (long-term/short-term)	AA-/*	A1/P-1	A/A-1

*	No rating in this category

[1]	As of August 2007

[2]	As of February 2008

[3]	As of January 2008

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Our sources of liquidity remained diversified.

Sources of Liquidity	At 3/31/08	At 12/31/07
	(In millions)

Core deposit balances	$5,389.5	$5,465.5
National CDs ≥ $100,000	2,676.5	2,392.0
Short-term borrowings	1,974.6	1,992.1
Long-term debt	268.5	267.8
Stockholders’ equity	1,143.5	1,120.3
Investment securities	1,651.7	1,869.2
Borrowing capacity from lines of credit with U.S. financial institutions	90.0	85.0
Borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB)[1]	428.5	445.0

Total	$13,622.8	$13,636.9

[1]	As of December 31, 2007, and September 30, 2007, respectively. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. Wilmington Trust Company and Wilmington Trust of Pennsylvania are FHLB members.

At March 31, 2008, our long-term debt included an aggregate principal amount of $250.0 million in 10-year subordinated notes that mature on April 15, 2013. At the end of the year-ago first quarter, our long-term debt included, in addition to the debt maturing in 2013, an aggregate principal amount of $125.0 million in 10-year subordinated notes that matured on May 1, 2008. In the 2007 fourth quarter, we reclassified this debt to short-term borrowings, due to its pending maturity.

In anticipation of this debt issue’s maturity, we issued $200.0 million of subordinated long-term debt in 10-year, 8.50% notes on April 1, 2008. We used part of the proceeds of this offering to repay the debt that matured on May 1, 2008, and to fund, in part, our acquisition of AST Capital Trust Company. We intend to use the remaining proceeds for general corporate purposes. These notes were offered under a registration statement and prospectus initially filed with the SEC on November 29, 2007, and under a prospectus supplement filed with the SEC on March 28, 2008. For more information about our long-term debt, read Note 11, “Borrowings,” and Note 15, “Subsequent events,” in this report. For more information about the AST Capital Trust acquisition, see Note 15, “Subsequent events,” in this report.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for Cramer Rosenthal McGlynn (CRM). At March 31, 2008, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 82.41%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 2, 2008.

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

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

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

Funding in the first three months of 2008

During the first three months of 2008, core deposits (demand deposits, interest-bearing demand deposits, time deposits, and local CDs ≥ $100,000) continued to be our primary source of funding.

Funding (On Average)	2008 Q1	2007 Q4	2007 Q1

Percentage from core deposits	53%	54%	54%
Percentage from national funding	29%	25%	32%
Percentage from short-term borrowings	18%	21%	14%
Loan-to-deposit ratio	1.09%	1.12%	1.01%

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

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

The assets on our balance sheet consist primarily of loans and investment securities, which we discuss elsewhere in this report. At March 31, 2008, loans accounted for 75% of our assets, and most of our asset quality remained tied to loan, or credit, quality.

Lending money is inherently risky. When we make a loan, we make subjective judgments about the borrower’s ability to repay the loan. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. For a more complete overview of the various risks we encounter in the normal course of business, and for more details on the steps we take to mitigate credit risk, read the risk discussion in our 2007 Annual Report to Shareholders.

We regard net charge-offs as the primary indicator of credit quality.

Credit quality in the first quarter of 2008

In the internal risk rating analysis, 96% of total loans outstanding carried pass ratings. Compared to the 2007 fourth quarter:

•	Net charge-offs were lower.

•	Other real estate owned (OREO) decreased, as we sold the Elliott Building Group properties on which we foreclosed in the 2007 fourth quarter.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

•	The provision and the reserve for loan losses were higher, due to the growth in loan balances as well as slight upticks in nonaccruing loans and in the percentages of loans rated watchlisted and substandard in the internal risk rating analysis.

•	The nonperforming asset ratio was 7 basis points lower.

•	The past-due loan ratio was 1 basis point higher.

Our credit quality reflects the facts that our Regional Banking business is concentrated in the mid-Atlantic region and we focus our commercial banking activities on clients with family-owned or privately held businesses with whom we can establish long-term relationships. For more information about this, read the Regional Banking discussion in this report.

Net charge-offs

Net charge-offs for the 2008 first quarter were $4.7 million, which was $5.0 million lower than for the 2007 fourth quarter. The net charge-off ratio for the 2008 first quarter was 5 basis points, which was 7 basis points lower than for the 2007 fourth quarter. On an annualized basis, the net charge-off ratio was 20 basis points. Since 1996, the annual net charge-off ratio has ranged from a low of 14 basis points for 2005 to a high of 44 basis points for 2000.

Charge-Offs for the Three Months Ended	3/31/08	12/31/07	3/31/07
	(Dollars in millions)

Loans charged off:
Commercial, financial, and agricultural	$0.7	$1.3	$1.0
Commercial real estate – construction	0.3	2.3	—
Commercial mortgage	—	1.2	—
Consumer and other retail	5.4	6.7	4.3

Total loans charged off	$6.4	$11.5	$5.3
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	$0.1	$—	$0.5
Commercial real estate – construction	—	—	—
Commercial mortgage	—	—	0.2
Consumer and other retail	1.6	1.8	1.3

Total recoveries	$1.7	$1.8	$2.0

Net loans charged off	$4.7	$9.7	$3.3
Net charge-off ratio for the quarter	5 basis points	12 basis points	4 basis points
Quarterly net charge-off ratio annualized	20 basis points	48 basis points	16 basis points

Most of the loans charged off during the 2008 first quarter were indirect auto loans in the consumer portfolio. We are not unduly concerned about indirect loan charge-offs, because the increase in problem loans corresponds, to a degree, with the indirect lending growth we have experienced in the last two years from the Pennsylvania, Maryland, and New Jersey markets. In light of this growth, we implemented new indirect auto pricing standards in June 2007 to ensure we are attracting high-quality loans.

Nonperforming assets

Nonaccruing loans increased $5.6 million in the first three months of 2008. Consumer loans accounted for nearly half of this increase. Most of the nonaccruing consumer loans were indirect auto loans. Commercial loans to clients in the light manufacturing, retail, dining, and other non-construction sectors accounted for the remainder.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

In the commercial construction portfolio, nonaccruing loans were unchanged and past-due loans decreased 57% from year-end 2007.

Nonperforming Assets	At 3/31/08	At 12/31/07	At 3/31/07
	(Dollars in millions)

Nonaccruing loans:
Commercial, financial, and agricultural	$25.6	$23.8	$10.3
Commercial real estate – construction	9.9	9.9	—
Commercial mortgage	8.2	7.1	3.9
Consumer and other retail	9.7	7.0	8.9

Total nonaccruing loans	53.4	47.8	23.1
Other real estate owned (OREO)	0.2	9.1	4.8
Renegotiated loans	24.1	23.7	4.7

Total nonperforming loans	$77.7	$80.6	$32.6
Nonperforming asset ratio	88 basis points	95 basis points	40 basis points
Loans past due 90 days or more:
Commercial, financial, and agricultural	$3.7	$2.4	$2.3
Commercial real estate – construction	0.3	0.7	1.6
Commercial mortgage	—	1.3	0.4
Consumer and other retail	10.6	9.3	3.0

Total loans past due 90 days or more	$14.6	$13.7	$7.3
Past-due loan ratio	17 basis points	16 basis points	9 basis points

The $8.9 million reduction in OREO from year-end 2007 reflected the successful disposition of two properties formerly owned by the Pennsylvania-based Elliott Building Group, which filed for bankruptcy in June 2007. At that time, we transferred the full amount of our exposure to this client, $10.3 million, to nonaccruing status. Our loans to this client were for two housing developments under construction in southern New Jersey. We foreclosed on both of these properties in the 2007 fourth quarter, at which time we transferred $8.9 million to OREO and charged off the remaining $1.4 million. In March 2008, we sold each property to a different buyer. We did not finance either buyer’s purchase of these properties. We have no additional exposure to the Elliott Building Group or any of its other properties.

Internal risk rating analysis

There were slight increases in the percentages of loans with watchlisted or substandard ratings, as the amount of serious doubt loans increased. The percentage of loans with doubtful ratings did not change.

Internal Risk Rating Analysis	At 3/31/08	At 12/31/07	At 3/31/07

Pass	95.62%	96.03%	96.89%
Watchlisted	2.98%	2.69%	2.32%
Substandard	1.39%	1.27%	0.78%
Doubtful	0.01%	0.01%	0.01%

We apply the internal risk rating classifications consistently. For more information about these classifications, read the credit risk discussion in our 2007 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Serious-Doubt Loans

Serious-doubt loans are loans that we do not think will be repaid in full, even though they are performing in accordance with the contractual terms or are fewer than 90 days past due. Most of our serious-doubt loans are commercial loans.

Serious-Doubt Loans	At 3/31/08	At 12/31/07	At 3/31/07
	(Dollars in millions)

Commercial, financial, and agricultural	$37.7	$11.3	$5.6
Commercial real estate – construction	5.7	—	17.6
Commercial mortgage	—	—	—
Residential mortgage	—	—	—
Consumer and other retail	4.5	—	—
Contingency allocation	3.0	3.0	3.0

Total serious-doubt loans	$50.9	$14.3	$26.2
Ratio of serious-doubt loans to total loan balances	0.58%	0.17%	0.32%

Approximately 45% of the increase in serious-doubt loans during the first three months of 2008 was associated with a Pennsylvania-based client in light manufacturing. One lending relationship accounted for the increase in serious-doubt loans in the commercial construction portfolio. The other serious-doubt loans in the commercial portfolio comprised loans to a variety of clients with retail, service, and light manufacturing businesses.

One lending relationship accounted for the increase in consumer and other retail loans with serious-doubt classifications.

Loan portfolio composition

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

Composition of the Loan Portfolio	At 3/31/08	At 12/31/07	At 3/31/07

Commercial, financial, and agricultural	30%	31%	30%
Commercial real estate – construction	21%	21%	21%
Commercial mortgage	18%	17%	17%
Residential mortgage	6%	6%	7%
Home equity	3%	4%	4%
Indirect loans	10%	9%	8%
Credit card	1%	1%	1%
Other consumer	5%	5%	5%
Secured with liquid collateral	6%	6%	7%

LOAN LOSS RESERVE AND LOAN LOSS PROVISION

The provision and the reserve for loan losses rose due to the increases in loan balances, nonaccruing loans, and loans with watchlisted and substandard ratings in the internal risk rating analysis.

Provision for Loan Losses	2008 Q1	2007 Q4	2007 Q1

Provision for loan losses (in millions)	$10.0	$9.2	$3.6

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Reserve for Loan Losses	At 3/31/08	At 12/31/07	At 3/31/07

Reserve for loan losses (in millions)	$106.4	$101.1	$94.5
Loan loss reserve ratio	1.21%	1.19%	1.17%

We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses and we make subjective judgments about amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the Delaware Valley regional economy, market interest rates, and regulatory guidelines. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” in our 2007 Annual Report to Shareholders.

The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry the same or a higher degree of risk than loans already in the portfolio.

DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. For more information about these instruments and contracts, read the discussion that begins on page 58 of the 2007 Annual Report to Shareholders.

The derivative instruments we use are primarily interest rate swap and interest rate floor contracts. These instruments help us manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.

When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract in the same amount with a third party, which exchanges the client’s fixed rate loan payments for floating rate loan payments. In these transactions, we retain the associated credit risk.

Notional Value of Derivative Financial Instruments	At 3/31/08	At 12/31/07
	(In millions)

Client-related swaps
Swap contracts with clients	$586.3	$425.0
Swaps that mirror swap contracts with clients	586.3	425.0

Total client-related swaps	$1,172.6	$850.0
Fair value hedge swaps associated with the subordinated long-term debt that expired on May 1, 2008	$125.0	$125.0
Interest rate floor contracts	$—	$1,000.0

We sold all of our interest rate floor contracts in January 2008. For more information about this, read Note 6, “Derivatives and hedging activities,” in this report.

Other Contractual Obligations	At 3/31/08	At 12/31/07
	(In millions)

Federal Home Loan Bank of Pittsburgh loan[1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements[2]	$67.7	$67.9
82.41% guaranty on CRM $3.0 million line of credit[3]	$2.5	$2.5
Certificates of deposit	$4,004.6	$3,759.7
Letters of credit, unfunded loan commitments, and unadvanced lines of credit	$4,069.1	$4,000.0

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	We lease many of our branch offices in Delaware. We lease all of our branch and other offices outside of Delaware.

[3]	This amount represents our current ownership interest in affiliate money manager Cramer Rosenthal McGlynn. At March 31, 2008, the balance of this line of credit was zero and it was scheduled to expire on December 2, 2008.

					More Than
Amount and Duration of Payments Due on Current Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In millions)

Certificates of deposit	$4,004.6	$3,892.8	$77.3	$28.4	$6.1
Debt obligations[1]	403.0	125.0	28.0	—	250.0
Interest on debt obligations	70.8	18.1	27.3	24.8	0.6
Operating lease obligations	67.7	11.9	20.3	13.4	22.1
Benefit plan obligations	2.8	2.8	—	—	—
Guaranty obligations	2.5	2.5	—	—	—

Total	$4,551.4	$4,053.1	$152.9	$66.6	$278.8

[1]	Contractual obligations associated with long-term debt obligations include future interest payments.

The debt obligations in the table above consist of:

•	$125.0 million of subordinated long-term debt, which matured on May 1, 2008. On our balance sheet, this amount was reclassified from long-term debt to short-term borrowings in the 2007 fourth quarter, due to its pending maturity.

•	$250.0 million of subordinated long-term debt that was issued in 2003, was used for general liquidity purposes, and is due in 2013. This debt is included in the amount of long-term debt recorded on our balance sheet.

•	Federal Home Loan Bank advances of $28.0 million, which are included in the long-term debt recorded on our balance sheet.

Our agreements with CRM, RCM, Grant Tani Barash & Altman, and Wilmington Trust Conduit Services permit principal members and designated key employees of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to our company. For more information about these agreements, refer to Note 4, “Affiliates and acquisitions,” which begins on page 84 of our 2007 Annual Report to Shareholders.

On April 1, 2008, principals of RCM’s office in Portland, Oregon, put approximately $14.2 million of their Class B interests to us. For more information about this, read Note 15, “Subsequent events,” and the RCM discussion in this report.

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Refer to Note 14, “Accounting pronouncements,” of this report for a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

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

For more information about our critical accounting policies, refer to:

•	Note 2, “Summary of significant accounting policies,” which begins on page 79 of our 2007 Annual Report to Shareholders;

•	Note 1, “Accounting and reporting policies,” in this report; and

•	Note 14, “Accounting pronouncements,” in this report.

CAUTIONARY STATEMENT

This report contains estimates, predictions, opinions, or other statements that might be construed as “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include references to our financial goals, dividend policy, financial and business trends, new business results and outlook, business prospects, market positioning, pricing trends, strategic initiatives, credit quality and the reserve for loan losses, the effects of changes in market interest rates, the effects of changes in securities valuations, the impact of accounting pronouncements, and other internal and external factors that could affect our financial performance.

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

The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks. We monitor these risks closely to safeguard our company’s and our clients’ assets. All of these risks could affect our financial performance and condition adversely. Our primary risks are:

•	The risk that borrowers will be unable to repay their loans. For more information about this, read the credit quality discussion in this report.

•	The effects of market interest rates on income.

•	The effects on income of volatility in the financial markets.

•	The risk that economic conditions will affect our ability to conduct business.

Market interest rates present more risk to us than inflation. As a financial institution, nearly all of our assets and liabilities are monetary in nature. Declines in market interest rates are more likely to erode their valuations than the effects of inflation on currency valuations.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

INTEREST RATE RISK

Changes in market interest rates, and the pace at which they occur, can affect the yields we earn on loans and investments and the rates we pay on deposits and other borrowings. These changes can affect our net interest margin and net interest income, positively or negatively, and ultimately affect our financial performance.

The main way we manage interest rate risk is to match, as closely as possible, the pricing and maturity characteristics of our assets with those of our liabilities. We do this by:

•	Maintaining a mix of assets and liabilities that gives us flexibility in a dynamic market place.

•	Managing the relative proportion of fixed and floating rate assets and liabilities, so that we can match the repricing characteristics of assets and liabilities as closely as possible.

•	Using a blend of core deposits and national funding. For more information about this, read the section on funding in this report.

•	Managing the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read the discussion of changes in financial condition in this report.

•	Selling most of our new fixed rate residential mortgage production into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in fixed rate instruments that typically have 15- to 30-year maturities.

•	Using off-balance-sheet derivative instruments. For more information about this, read Note 6, “Derivative and hedging activities,” and the discussion of derivatives and hedging instruments in this report.

Our interest rate risk management objective is to minimize the negative effect on net interest income from changes in market interest rates. To achieve this objective, we follow guidelines set by our asset/liability management policy. Under the current policy, our objective is to limit any reduction in net interest income from changes in market interest rates to less than 10% in any 12-month period.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects on net interest income of gradual and sustained changes in market interest rates. We perform simulations quarterly that compare a stable interest rate environment to multiple hypothetical interest rate scenarios. As a rule, our model employs scenarios in which rates gradually move up or down 250 basis points over a period of 10 months.

For more information about our interest rate risk management strategies, read the discussion that begins on page 51 of our 2007 Annual Report to Shareholders.

Interest rate risk in the first three months of 2008

We remained asset-sensitive, as our commercial floating rate loans continued to reprice more quickly than national funding. The rapid pace of reductions in short-term market interest rates — 200 basis points in the first three months of 2008 — exacerbated this timing mismatch and compressed our net interest margin.

We estimate that each 25-basis-point drop in short-term rates causes decreases in our net interest margin of approximately 3 basis points and approximately $3 million in net interest income over a 12-month period. The pressure on the margin is more dramatic immediately following a rate change, and then it moderates as liability rates reset. For more information about this, read the net interest margin discussion in this report.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Our use of national funding helped offset the pricing mismatch somewhat. As of March 31, 2008, approximately $5.2 billion of commercial loans were repricing within 30 or fewer days, while approximately $3.9 billion of national CDs and short-term borrowings were repricing in 90 or fewer days.

As a Percentage of Total Balances	At 3/31/08	At 12/31/07	At 3/31/07

Total loans outstanding with floating rates	71%	71%	73%
Commercial loans with floating rates	86%	85%	88%
Commercial loans tied to a prime rate	58%	59%	61%
Commercial loans tied to the 30-day LIBOR	35%	36%	34%
National CDs and short-term borrowings maturing in ≤ 90 days	81%[1]	78%[1]	82%

[1]	Excluding debt maturing in 2008.

Customarily we present quarterly comparisons of our interest rate risk simulation, but here we compare the projection at March 31, 2008, with those at January 31, 2008, as well as at year-end 2007. We added the January 2008 simulation because two events in January 2008 altered our interest rate risk position:

•	The FOMC lowered rates 125 basis points, an uncharacteristically large cut.

•	We sold all of our interest rate floor contracts.

On March 18, 2008, the FOMC reduced the federal funds target rate to 2.25%. Accordingly, our declining-rate scenario of 250 basis points would have been unreasonable, because it would have created negative interest rates within the model. Our simulation, therefore, modeled a gradual downward movement until the federal funds target rate equaled zero.

As of March 31, 2008, our interest rate risk simulation model projected that:

•	If short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 6.46% over the 12 months beginning March 31, 2008.

•	If short-term rates were to decrease gradually over a 10-month period in a series of moves that totaled 225 basis points, our net interest income would decline by (9.91)% over the 12 months beginning March 31, 2008.

	For the 12 Months	For the 12 Months	For the 12 Months
Impact of Interest Rate Changes on Net Interest Income	Beginning 3/31/08	Beginning 1/31/08	Beginning 12/31/07

Gradual increase of 250 basis points	6.46%	5.47%	4.22%
Gradual decrease of 250 basis points	Not applicable	(11.05)%	(6.67)%
Gradual decrease of 225 basis points	(9.91)%	Not applicable	Not applicable

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

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

FINANCIAL MARKET RISK

Since some of our CCS and WAS revenue, and all of the revenue we receive from the affiliate money managers, is based on asset valuations, the performance of one or more of the financial markets can affect our noninterest income, positively or negatively, and ultimately affect our financial results. For more information about the portions of CCS and WAS revenue that are based on asset valuations, read the respective discussions in this report of each business.

Financial markets also determine the valuations of investments in our securities portfolio, and can have positive or negative effects on the amount of interest income the securities portfolio generates. For more information about income from the investment securities portfolio, see the “Quarterly analysis of net interest income” in this report.

Our exposure to financial market risk is mitigated by our mix of businesses, which produces a diversified stream of net interest and noninterest income.

Revenue Subject to Financial Market Risk	2008 Q1	2007 Q4	2007 Q1
	(Dollars in millions)

WAS trust and investment advisory revenue	$39.2	$42.9	$36.9
CCS retirement services revenue	3.2	3.3	3.4
CCS investment/cash management revenue	3.3	3.4	3.3
Affiliate money manager revenue	4.3	5.9	4.8

Total revenue subject to financial market risk	$50.0	$55.5	$48.4
Total noninterest income (after amortization)	$102.8	$102.7	$91.4
Percent of total subject to financial market risk	49%	54%	53%
Total net interest and noninterest income	$179.7	$184.6	$178.6
Percent of total subject to financial market risk	28%	30%	27%

ECONOMIC RISK

Changes in economic conditions could change demand for the services we provide and, ultimately, affect loan and deposit balances, revenue, net income, and overall results, positively or negatively.

Among our businesses, Regional Banking has the most exposure to economic risk, and most of that risk is tied to economic conditions within the Regional Banking geographic footprint. We believe this exposure is mitigated by the region’s diversified economy, which provides a degree of economic stability and helps the region withstand the effects of downturns in any single sector. We discuss the regional economy in more detail in the Regional Banking section of this report.

Beyond the Delaware Valley region, changes in economic conditions at the national and international level that eliminate or slow demand for our services could affect all of our businesses, loan and deposit balances, revenue, net income, and overall results.

OTHER RISK

For more information about our operational, fiduciary, regulatory, and legal risk, read the discussions that begin on page 57 and page 118 of our 2007 Annual Report to Shareholders.

Item 4.	Controls and Procedures.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Securities Exchange Act Rule 13a-15(e).

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe the ultimate resolution of any legal matters outstanding as of March 31, 2008, will have a materially adverse effect on our consolidated financial statements. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.

Item 1A.	Risk Factors.

There were no changes in our risk factors from those disclosed in our Form 10-K for 2007. We discuss these risk factors on pages 41-43 and page 120 of our 2007 Annual Report to Shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities in the 2008 first quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

In the 2008 first quarter, we acquired 50,046 shares of our stock as recipients of stock-based compensation exercised stock options. We consider these shares to be outside the parameters of our authorized share repurchase plan, because these shares are not trading on the open market when we acquire them. We did not acquire any shares in the 2008 first quarter under our current 8-million-share repurchase plan, which our Board of Directors authorized in April 2002.

				(d) Maximum
			(c) Total Number	Number
			of Shares	(or Approximate
		(b)	(or Units)	Dollar Value) of
	(a) Total	Average	Purchased as Part	Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans or	Purchased Under the
Period	Purchased[1]	(or Unit)	Programs	Plans or Programs[2]

Month #1
January 1, 2008 – January 31, 2008	3,765	$34.14	3,765	13,413,599
Month #2
February 1, 2008 – February 29, 2008	46,281	$32.92	46,281	13,169,751
Month #3
March 1, 2008 – March 31, 2008	—	—	—	13,129,053

Total	50,046	$33.01	50,046	13,129,053

[1]	Includes 46,569 shares tendered for the exercise of stock options and 3,477 shares to cover payroll taxes on the vesting of restricted stock.

Wilmington Trust Corporation
Form 10-Q for the three months ended March 31, 2008

[2]	Includes shares available under all compensation plans, the Employee Stock Purchase Plan, and repurchase plans. At March 31, 2008, there were 4,956,204 shares available under our current repurchase program. For more information about this program, read the capital resources discussion in this report.

The Federal Reserve Board’s policy is that bank holding companies should not pay dividends unless the institution’s prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the first quarter of 2008 was consistent with the Federal Reserve Board’s policy.

Item 3.	Defaults upon Senior Securities.

There were no defaults on senior securities during the 2008 first quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the 2008 first quarter.

Item 5.	Other Information.

We have no information to report in addition to what is disclosed elsewhere in this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659)[1]
3.2	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Corporation (Commission File Number 1-14659)[2]
3.3	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659)[3]
31	Rule 13a-14(a)/15d-14(a) Certifications[4]
32	Section 1350 Certifications[4]

[1]	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

[2]	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

[3]	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

[4]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION

/s/ Ted T. Cecala
Name:     Ted T. Cecala

Title:	Chairman of the Board and Chief Executive Officer
(Authorized Officer)

Date: May 12, 2008

/s/  David R. Gibson
Name:     David R. Gibson

Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008