Form 10-Q
period 2008-06-30
WILMINGTON TRUST CORP
filed 2008-08-11
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008

Common stock — Par Value $1.00	67,335,460

WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

Form 10-Q for the three and six months ended June 30, 2008

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION

Wilmington Trust Corporation and subsidiaries

	June 30,	December 31,
	2008	2007
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Cash and due from banks	$249.3	$260.5
Interest-bearing deposits in other banks	167.8	4.4
Federal funds sold and securities purchased under agreements to resell	110.7	129.6
Investment securities available for sale:
U.S. Treasury	48.6	60.2
Government agencies	473.0	647.0
Obligations of state and political subdivisions	6.5	16.9
Mortgage-backed securities	702.5	730.4
Other securities	293.5	390.2

Total investment securities available for sale	1,524.1	1,844.7

Investment securities held to maturity:
Government agencies (fair value of $0.5 in 2008)	0.5	—
Obligations of state and political subdivisions (fair value of $0.9 in 2008 and $0.9 in 2007)	0.8	0.9
Other securities (fair value of $1.2 in 2008 and $1.2 in 2007)	1.2	1.2

Total investment securities held to maturity	2.5	2.1

FHLB and FRB stock, at cost	22.4	22.4
Loans:
Commercial, financial, and agricultural	2,808.6	2,594.9
Real estate — construction	1,847.0	1,780.4
Mortgage — commercial	1,704.0	1,463.4

Total commercial loans	6,359.6	5,838.7

Mortgage — residential	561.1	562.0
Consumer loans	1,790.3	1,571.6
Loans secured with liquid collateral	569.4	503.5

Total retail loans	2,920.8	2,637.1

Total loans, net of unearned income of $5.2 in 2008 and $5.4 in 2007	9,280.4	8,475.8
Reserve for loan losses	(113.1)	(101.1)

Net loans	9,167.3	8,374.7

Premises and equipment, net	154.1	152.1
Goodwill, net of accumulated amortization of $29.8 in 2008 and 2007	345.2	330.0
Other intangible assets, net of accumulated amortization of $35.4 in 2008 and $31.6 in 2007	49.7	38.3
Accrued interest receivable	78.0	80.0
Other assets	262.2	246.9

Total assets	$12,133.3	$11,485.7

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF CONDITION — (Continued)

	June 30,	December 31,
	2008	2007
	(In millions, except
	share amounts)
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$994.5	$966.2
Interest-bearing:
Savings	798.9	659.8
Interest-bearing demand	2,692.3	2,471.8
Certificates under $100,000	977.6	1,011.4
Local certificates $100,000 and over	278.0	356.3

Total core deposits	5,741.3	5,465.5
National certificates $100,000 and over	2,874.4	2,392.0

Total deposits	8,615.7	7,857.5

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,695.4	1,775.3
U.S. Treasury demand deposits	70.3	77.3
Line of credit and other debt	10.0	139.5

Total short-term borrowings	1,775.7	1,992.1

Accrued interest payable	74.9	78.8
Other liabilities	132.6	169.1
Long-term debt	467.8	267.8

Total liabilities	11,066.7	10,365.3

Minority interest	0.2	0.1

Stockholders’ equity:
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	194.0	188.1
Retained earnings	1,197.3	1,221.1
Accumulated other comprehensive loss	(67.7)	(28.4)

Total contributed capital and retained earnings	1,402.1	1,459.3
Less: treasury stock: 11,192,886 shares in 2008 and 11,441,800 shares in 2007, at cost	(335.7)	(339.0)

Total stockholders’ equity	1,066.4	1,120.3

Total liabilities and stockholders’ equity	$12,133.3	$11,485.7

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF INCOME
Wilmington Trust Corporation and subsidiaries

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions, except share amounts)
	(Unaudited)

NET INTEREST INCOME
Interest and fees on loans	$130.0	$157.4	$270.4	$312.4
Interest and dividends on investment securities:
Taxable interest	18.4	21.6	38.7	44.4
Tax-exempt interest	0.1	0.1	0.2	0.3
Dividends	0.8	1.1	1.6	2.4
Interest on deposits in other banks	0.3	0.1	0.4	0.2
Interest on federal funds sold and securities purchased under agreements to resell	0.2	0.4	0.5	1.0
Dividends on FHLB and FRB stock	0.2	0.1	0.5	0.2

Total interest income	150.0	180.8	312.3	360.9

Interest on deposits	44.6	65.8	100.3	132.1
Interest on short-term borrowings	11.8	17.3	27.3	33.6
Interest on long-term debt	8.4	4.9	12.6	11.5

Total interest expense	64.8	88.0	140.2	177.2

Net interest income	85.2	92.8	172.1	183.7
Provision for loan losses	(18.5)	(6.5)	(28.4)	(10.1)

Net interest income after provision for loan losses	66.7	86.3	143.7	173.6

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	40.2	38.4	79.5	75.4
Mutual fund fees	6.4	5.1	12.8	10.1
Planning and other services	11.2	9.9	21.3	19.4

Total Wealth Advisory Services	57.8	53.4	113.6	104.9

Corporate Client Services:
Capital markets services	12.2	11.2	23.8	21.4
Entity management services	8.6	7.4	16.4	14.5
Retirement services	7.5	3.2	10.7	6.6
Investment/cash management services	3.4	3.0	6.8	6.3

Total Corporate Client Services	31.7	24.8	57.7	48.8

Cramer Rosenthal McGlynn	5.5	6.3	9.5	11.0
Roxbury Capital Management	(1.1)	0.2	(0.8)	0.3

Total advisory fees	93.9	84.7	180.0	165.0
Amortization of affiliate intangibles	(2.0)	(1.1)	(3.3)	(2.2)

Advisory fees after amortization of affiliate intangibles	91.9	83.6	176.7	162.8

Service charges on deposit accounts	7.5	7.0	15.0	13.8
Loan fees and late charges	2.4	2.0	4.4	4.1
Card fees	2.4	2.1	4.6	4.0
Other noninterest income	1.5	2.1	7.7	3.6
Securities (losses)/gains	(12.5)	0.1	(12.5)	0.1

Total noninterest income	93.2	96.9	195.9	188.4

Net interest and noninterest income	$159.9	$183.2	$339.6	$362.0

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF INCOME — (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions, except share amounts)
	(Unaudited)

NONINTEREST EXPENSE
Salaries and wages	$48.3	$41.9	$94.0	$83.7
Incentives and bonuses	13.2	11.4	27.7	25.4
Employment benefits	12.4	11.5	26.7	26.2
Net occupancy	8.0	6.8	15.5	13.6
Furniture, equipment, and supplies	10.3	9.8	20.1	19.4
Advertising and contributions	3.0	2.8	5.1	5.5
Servicing and consulting fees	3.2	2.8	5.7	5.2
Subadvisor expense	3.5	2.5	6.1	5.0
Travel, entertainment, and training	2.9	2.4	5.3	4.6
Originating and processing fees	2.6	2.7	5.0	5.3
Legal and auditing fees	3.1	2.3	4.9	4.1
Other noninterest expense	11.1	9.1	21.0	18.4

Total noninterest expense before impairment	121.6	106.0	237.1	216.4

Impairment write-down	66.9	—	66.9	—

Total noninterest expense	188.5	106.0	304.0	216.4

NET (LOSS)/INCOME
(Loss)/income before income taxes and minority interest	(28.6)	77.2	35.6	145.6
Income tax (benefit)/expense	(9.3)	28.3	13.4	53.1

Net (loss)/income before minority interest	(19.3)	48.9	22.2	92.5
Minority interest	0.2	—	0.3	0.7

Net(loss)/income	$(19.5)	$48.9	$21.9	$91.8

Net (loss)/income per share:
Basic	$(0.29)	$0.71	$0.33	$1.34

Diluted	$(0.29)	$0.70	$0.33	$1.32

Weighted average shares outstanding (in thousands):
Basic	67,167	68,397	67,117	68,464
Diluted	67,167	69,435	67,390	69,546

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wilmington Trust Corporation and Subsidiaries

	For the Six Months
	Ended June 30,
	2008	2007
	(In millions)
	(Unaudited)

OPERATING ACTIVITIES

Net income	$21.9	$91.8

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	28.4	10.1

Provision for depreciation and other amortization	11.1	11.3

Amortization of other intangible assets	3.8	2.8

Minority interest in net income	0.3	0.7

Amortization/(accretion) of discounts and premiums on investment securities available for sale	0.2	(0.3)

Impairment write-down	66.9	—

Deferred income taxes	(39.2)	(3.0)

Originations of residential mortgages available for sale	(54.3)	(54.2)

Gross proceeds from sales of residential mortgages	54.9	54.7

Gains on sales of residential mortgages	(0.6)	(0.5)

Investment securities impairment	12.6	—

Securities gains	(0.1)	(0.1)

Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges	(4.9)	—

Stock-based compensation expense	4.4	4.6

Tax expense/(benefit) realized on employee exercise of stock options	0.2	(1.0)

Decrease/(increase) in other assets	4.7	(28.0)

(Decrease)/increase in other liabilities	(26.4)	11.9

Net cash provided by operating activities	$83.9	$100.8

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Six Months
	Ended June 30,
	2008	2007
	(In millions)
	(Unaudited)

INVESTING ACTIVITIES

Proceeds from sales of investment securities available for sale	$11.9	$4.1

Proceeds from sales of FHLB and FRB stock, at cost	6.8	—

Proceeds from maturities of investment securities available for sale	612.0	677.3

Proceeds from maturities of investment securities held to maturity	0.1	0.1

Purchases of investment securities available for sale	(388.3)	(390.3)

Purchases of investment securities held to maturity	(0.5)	(0.9)

Purchases of FHLB and FRB stock, at cost	(6.8)	—

Cash paid for acquisitions	(93.3)	(27.5)

Investment in affiliates	(14.3)	(17.9)

Sale of affiliate interest	0.3	—

Purchases of residential mortgages	—	(7.0)

Net increase in loans	(821.0)	(179.6)

Purchases of premises and equipment	(12.7)	(7.7)

Dispositions of premises and equipment	1.1	—

Proceeds from sales of interest rate floors	55.1	—

Net cash (used for)/provided by investing activities	$(649.6)	$50.6

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Six Months
	Ended June 30,
	2008	2007
	(In millions)
	(Unaudited)

FINANCING ACTIVITIES

Net increase in demand, savings, and interest-bearing demand deposits	$387.9	$4.9

Net increase/(decrease) in certificates of deposit	370.3	(171.2)

Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	(79.9)	18.6

Net decrease in U.S. Treasury demand	(7.0)	(10.5)

Proceeds from issuance of long-term debt	198.7	—

Maturity of other debt	(125.0)	—

Net decrease in line of credit	(5.0)	10.0

Cash dividends	(45.7)	(44.6)

Distributions to minority shareholders	(0.2)	(0.5)

Proceeds from common stock issued under employment benefit plans	5.1	14.7

Tax (expense)/benefit realized on employee exercise of stock options	(0.2)	1.0

Acquisition of treasury stock	(0.1)	(42.7)

Net cash provided by/(used for) financing activities	$698.9	$(220.3)

Effect of foreign currency translation on cash	0.1	0.1

Increase/(decrease) in cash and cash equivalents	133.3	(68.8)

Cash and cash equivalents at beginning of period	394.5	318.6

Cash and cash equivalents at end of period	$527.8	$249.8

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Six Months Ended June 30	2008	2007
	(In millions) (Unaudited)

Interest	$144.1	$180.3
Taxes	58.8	49.2

Liabilities were assumed in connection with our interests in Cramer Rosenthal McGlynn, LLC; Roxbury Capital Management, LLC; and Camden Partners Holdings, LLC; and with our acquisitions of AST Capital Trust Company; Bingham Legg Advisers, LLC; Grant Tani Barash & Altman, LLC; and Amaco (Luxembourg) S.A., as follows:

Liabilities Assumed During the Six Months Ended June 30	2008	2007
	(In millions) (Unaudited)

Fair value of assets acquired	$112.3	$4.6
Goodwill and other intangible assets from acquisitions	96.6	43.3
Cash paid	(107.3)	(45.4)

Liabilities assumed	$101.6	$2.5

Non-Cash Items During the Six Months Ended June 30	2008	2007
	(In millions) (Unaudited)

Net unrealized losses on securities, net of tax of $(30.6) and $(3.9), respectively	$(54.3)	$(6.7)
Net unrealized gain on equity method investment, net of tax of $0.3 and $0.0, respectively	0.5	—
Investment securities impairment, net of tax of $4.5 and $0.0, respectively	8.1	—
Net unrealized holding gains/(losses) on derivatives used for cash flow hedges, net of tax of $4.9 and $(2.6), respectively	8.8	(5.0)
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of tax of $(1.8) and $0.0, respectively	(3.2)	—
Foreign currency translation adjustment, net of tax of $0.1 and $0.1, respectively	0.3	0.3
Adoption of FASB Interpretation No. 48	—	1.4
Reclassification adjustment of derivative costs, net of tax of $0.0 and $0.2, respectively	0.2	0.5
Postretirement benefits liability adjustment, net of tax of $0.1 and $0.0, respectively	0.1	(0.6)
Minimum pension liability adjustment, net of tax of $0.1 and $0.5, respectively	0.1	0.8
SERP[1] liability adjustment, net of tax of $0.1 and $0.1, respectively	0.2	0.2

[1]	Supplemental Executive Retirement Plan

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 —	Accounting and reporting policies

We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees, income taxes, and other items. We evaluate these estimates on an ongoing basis.

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may use the following abbreviations throughout this report:

APB	Accounting Principles Board
ARB	Accounting Research Bulletin
EITF	Emerging Issues Task Force
FASB	The Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FIN	FASB Interpretation (Number)
FRB	Federal Reserve Board
FSP	FASB Staff Position
GAAP	U.S. generally accepted accounting principles
NYSE	New York Stock Exchange
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standard

Note 2 —	Stock-based compensation plans

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

At June 30, 2008, we held approximately 11.2 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
Effects of Stock-Based Compensation	2008	2007	2008	2007
	(In millions)

Compensation expense
Stock options	$1.2	$1.0	$2.7	$2.6
Restricted stock	0.4	0.3	1.9	1.7
Employee stock purchase plan	(0.1)	0.2	(0.2)	0.3

Total compensation expense	$1.5	$1.5	$4.4	$4.6
Tax benefit	0.6	0.7	1.6	1.8

Net income effect	$0.9	$0.8	$2.8	$2.8

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock Option Valuation Assumptions	2008	2007	2008	2007

Risk-free interest rate	2.95% - 2.95%	4.51% - 4.84%	2.49% - 3.64%	4.48% - 4.84%
Volatility of Corporation’s stock	14.55% - 14.55%	13.53% - 13.96%	13.71% -17.86%	13.53% - 18.25%
Expected dividend yield	4.11% - 4.11%	3.06% - 3.17%	3.85% - 4.34%	2.88% - 3.17%
Expected life of options	4.7 years	4.5 to 8.2 years	4.7 to 8.2 years	4.5 to 8.2 years

In the table above:

•	We used the Black-Scholes valuation method.

•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of options.

•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that stock options granted will remain outstanding.

Long-term stock-based incentive plans

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Options Exercised	2008	2007	2008	2007
	(Dollars in millions)

Number of options exercised	25,550	188,777	196,411	438,687
Total intrinsic value of options exercised	$0.2	$1.1	$0.5	$2.4
Cash received from options exercised	$0.7	$5.6	$4.5	$11.3
Tax benefit realized from tax deductions for options exercised	$—	$0.6	$0.1	$1.6

			Weighted
		Weighted	Average
		Average	Remaining
Stock Option Activity for the	Stock	Exercise	Contractual	Aggregate
Six Months Ended June 30, 2008	Options	Price	Term	Intrinsic Value
				(In millions)

Outstanding at January 1, 2008	6,313,109	$35.21
Granted	1,100,156	$33.06
Exercised	(196,411)	$30.62
Expired	(73,539)	$34.25
Forfeited	(66,686)	$40.80

Outstanding at June 30, 2008	7,076,629	$34.96	3.7 years	$0.5
Exercisable at June 30, 2008	4,156,053	$31.79	2.2 years	$0.5

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested stock options

At June 30, 2008, total unrecognized compensation cost related to unvested options was $7.5 million. We expect to record that expense over a weighted average period of 1.8 years.

Restricted stock grants

We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At June 30, 2008, total unrecognized compensation cost related to restricted stock grants was $2.4 million. We expect to record that expense over a weighted average period of 1.3 years.

Under our incentive plans, the vesting period for restricted stock awards is accelerated upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award instead of amortizing the expense over the vesting period of the award. In the 2008 second quarter, we recorded $0.4 million of expense for restricted stock grants.

		Weighted Average
Restricted Stock Activity for		Fair Value at Grant
the Six Months Ended June 30, 2008	Restricted Shares	Date

Outstanding at January 1, 2008	86,131	$42.77
Granted	84,538	$32.88
Vested	(22,412)	$41.13
Forfeited	—	—

Outstanding at June 30, 2008	148,257	$37.38

Employee stock purchase plan (ESPP)

For the ESPP, we record stock-based compensation expense that represents the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. Due to forfeitures in the plan, we recorded net credits in compensation cost during the 2008 second quarter. For the three months ended June 30, 2008, total recognized compensation cost related to the ESPP was $(0.1) million and total unrecognized compensation cost related to this plan was $0.5 million. For the six months ended June 30, 2008, total recognized compensation cost related to the employee stock purchase plan was $(0.2) million and total unrecognized compensation cost related to this plan was $0.5 million.

	Shares Reserved	Subscriptions
Employee Stock Purchase Plan	for Future Subscriptions	Outstanding	Price per Share

Balance at January 1, 2007	500,777	94,001
Subscriptions entered into on June 1, 2007	(106,012)	106,012	$36.64
Forfeitures	14,110	(14,110)	$36.64 - 37.06
Shares issued	—	(91,911)	$37.06

Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 ESPP	(487,724)	—
Subscriptions entered into on June 1, 2008	(118,473)	118,473	$27.67

Balance at June 30, 2008	681,527	118,473

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Comprehensive (loss)/income

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
Comprehensive (Loss)/Income	2008	2007	2008	2007
	(In millions)		(In millions)

Net (loss)/income	$(19.5)	$48.9	$21.9	$91.8
Other comprehensive income, net of tax:
Net unrealized losses on securities, net of income taxes of $(24.8), $(5.8), $(30.6), and $(3.9)	(44.0)	(10.1)	(54.3)	(6.7)
Net unrealized gain on equity method investment, net of income taxes of $0.3, $0.0, $0.3, and $0.0	0.5	—	0.5	—
Reclassification adjustment for securities losses/(gains) included in net income, net of income taxes of $4.5, $0.0, $4.5, and $0.0	8.0	(0.1)	8.0	(0.1)
Net unrealized holding (losses)/gains arising during the period on derivatives used for cash flow hedges, net of income taxes of $0.0, $(2.7), $4.9, and $(2.6)	—	(5.2)	8.8	(5.0)
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(1.1), $0.0, $(1.8), and $0.0	(2.0)	—	(3.2)	—
Reclassification adjustment of derivative costs, net of income taxes of $0.0, $0.1, $0.0, and $0.2	—	0.3	0.2	0.5
Foreign currency translation adjustments, net of income taxes of $0.0, $0.1, $0.1, and $0.1	—	0.2	0.3	0.3
SERP[1] liability adjustment, net of income taxes of $0.1, $0.1, $0.1, and $0.1	0.1	0.2	0.2	0.2
Postretirement benefits liability adjustment, net of income taxes of $0.0, $0.0, $0.1, and $0.0	—	(0.6)	0.1	(0.6)
Minimum pension liability adjustment, net of income taxes of $0.0, $0.5, $0.1, and $0.5	0.1	0.8	0.1	0.8

Total comprehensive (loss)/income	$(56.8)	$34.4	$(17.4)	$81.2

[1]	Supplemental Executive Retirement Plan

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Earnings per share

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
Computation of Basic and Diluted Earnings per Share	2008	2007	2008	2007
	(In millions, except earnings per share
	and dividends per share)

Numerator:
Net (loss)/income	$(19.5)	$48.9	$21.9	$91.8
Denominator for basic (loss)/earnings per share:
Weighted-average shares	67.2	68.4	67.1	68.5
Effect of dilutive securities:
Employee stock options, nonvested restricted stock, and ESPP[1] subscriptions	—	1.0	0.3	1.0

Denominator for diluted (loss)/earnings per share:
Adjusted weighted-average shares and assumed conversions	67.2	69.4	67.4	69.5
Basic (loss)/earnings per share	$(0.29)	$0.71	$0.33	$1.34
Diluted (loss)/earnings per share	$(0.29)	$0.70	$0.33	$1.32
Cash dividends declared per share	$0.345	$0.335	$0.68	$0.65
Anti-dilutive stock options excluded	7.4	0.2	4.5	0.2

[1]	Employee Stock Purchase Plan

Note 5 —	Fair value measurement of assets and liabilities

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If we use multiple input levels to calculate the fair value of an asset or liability, then the lowest level input determines the level for the entire fair value measurement of that asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

We determine the fair values and inputs to fair value calculations for investment securities available for sale, interest rate swap contracts, and loans as follows:

•	Investment securities available for sale. For most of our investment securities, we use prices provided by a third-party vendor who is a global provider of financial market data, analytics, and related services to financial institutions and other market participants. This vendor evaluates a wide range of securities and draws parallels from the trades and quotes of securities with similar features. If the vendor is unable to provide prices, we base fair value on the market prices of comparable instruments as quoted by broker-dealers, with adjustments for maturity dates, underlying assets, credit ratings, and other items, if necessary.

•	Interest rate swap contracts. To determine the fair values of our interest rate swaps, we obtain data from an independent third-party advisor on interest rate and foreign exchange risk management. This advisor determines the fair values of our interest rate swaps by using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). This advisor bases the variable cash payments (or receipts) on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

•	Loans. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to the specific characteristics of the loan or collateral.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2008, we used Level 1, Level 2, and Level 3 inputs to determine the fair value of our investment securities available for sale. For our derivative contracts, the credit valuation adjustments were not significant to the overall valuation, and we used Level 2 inputs to determine our derivative valuations.

	Quoted Prices	Significant	Significant
Fair Value of Assets and Liabilities	in Active Markets	Other Observable	Unobservable
Measured on a Recurring Basis as of	for Identical Assets	Inputs	Inputs
June 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Assets:
Investment securities available for sale	$15.7	$1,359.9	$148.5	$1,524.1
Interest rate swap contracts	—	16.5	—	16.5

Total assets	$15.7	$1,376.4	$148.5	$1,540.6
Liabilities:
Interest rate swap contracts	$—	$16.5	$—	$16.5

Total liabilities	$—	$16.5	$—	$16.5

As of June 30, 2008, we transferred pooled trust-preferred securities in the corporate securities portfolio from Level 2 to Level 3, using the estimated fair value of the securities at the end of the reporting period. Market prices of comparable instruments have become harder to identify, which has made it necessary for us to make adjustments to the prices obtained to compensate for maturity dates, credit ratings, and other items, as well as for market liquidity and volatility. We have utilized more Level 3 inputs of greater significance, which has required us to move the valuation of these securities from Level 2 to Level 3.

Pooled
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Trust-Preferred
For the Three and Six Months Ended June 30, 2008	Securities
(In millions)

Beginning balance	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3[1]	148.5

Ending balance	$148.5

[1]	For financial assets transferred into Level 3, we use the fair value of the assets at the end of the reporting period. For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period.

We record any securities gains or losses included in earnings in the securities (losses)/gains line of our income statement.

In accordance with GAAP, we may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These adjustments typically relate to lower-of-cost or fair value accounting, or write-downs of individual assets due to impairment.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices	Significant	Significant
Fair Value of Assets Measured on a	in Active Markets	Other Observable	Unobservable
Nonrecurring Basis as of	for Identical Assets	Inputs	Inputs
June 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Loans	$—	$11.8	$—	$11.8
Other real estate owned	$—	$6.0	$—	$6.0

Loan amounts in the table above do not include charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to SFAS No. 157, measurements for impaired loans, determined using a present value technique, are not considered fair value measurements under the standard and, therefore, are not included in the table above.

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

As of June 30, 2008, we had:

•	Client swap contracts of $1,126.9 million and an equal amount of swap contracts with third-party financial institutions, for a total notional amount of $2,253.8 million in swaps associated with loans to clients.

•	No interest rate floor contracts.

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

Between July 1, 2008, and June 30, 2009, we expect to reclassify approximately $14.3 million of pretax net gains, or approximately $8.9 million after tax, on cash flow hedges reported in accumulated other comprehensive income. These estimates could differ from the amounts we actually recognize if we add other hedges. During the first six months of 2008, we reclassified $4.9 million into income.

For more information about our derivative and hedging activities, read Note 15, “Derivative and hedging activities,” in our 2007 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Reserve for loan losses

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
Changes in the Reserve for Loan Losses	2008	2007	2008	2007
	(In millions)		(In millions)

Reserve for loan losses at beginning of period	$106.4	$94.5	$101.1	$94.2
Charge-offs	(14.2)	(5.8)	(20.5)	(11.1)
Recoveries	2.4	2.3	4.1	4.3

Net charge-offs	(11.8)	(3.5)	(16.4)	(6.8)
Provision charged to operations	18.5	6.5	28.4	10.1

Reserve for loan losses at end of period	$113.1	$97.5	$113.1	$97.5

Note 8 —	Acquisition

On April 30, 2008, Wilmington Trust FSB, our federally chartered savings bank subsidiary, acquired a 100% equity interest in AST Capital Trust Company (AST). AST’s results of operations were included in our results beginning May 1, 2008. AST is an Arizona-based provider of directed trustee, trust administration, and back-office services offered through financial advisors to retirement plans, high-net-worth individuals and families, and institutional investors. The acquisition expands our presence and service capabilities in the market for retirement plan services.

In accordance with SFAS No. 141, we accounted for this acquisition under the purchase method of accounting. Although we have determined that this acquisition is not a “material business combination” under SFAS 141, we feel that it is important to disclose certain information about this acquisition.

This acquisition was an all-cash transaction. We disclosed the terms of this transaction in Exhibit 10.28 to the 2007 Annual Report to Shareholders on Form 10-K we filed with the SEC on February 29, 2008. The purchase price to complete the transaction was $90 million, with $2.8 million of this amount placed in escrow in accordance with the purchase agreement.

We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of April 30, 2008, the date the transaction closed. This allocation is based on our current estimation, which could change as the fair value calculations are finalized and more information becomes available.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of
Statement of Net Assets Acquired (At Fair Value)	April 30, 2008
(In millions)

ASSETS
Cash and due from banks	$46.9
Interest-bearing deposits in other banks	53.4
U.S. Treasury securities available for sale	1.1
Premises and equipment, net	1.4
Goodwill	63.1
Other intangible assets	13.4
Accrued interest receivable	0.3
Other assets	9.2

Total assets	$188.8

LIABILITIES
Demand deposits	$93.1
Other liabilities	8.5

Total liabilities	101.6

Net assets acquired	$87.2

PURCHASE PRICE AND GOODWILL
Purchase price	$90.0
Less: amount in escrow	(2.8)

Net purchase price	87.2
AST tangible stockholders’ equity	(11.3)
Purchase accounting adjustments:
Fixed assets	0.3
Other assets	0.1
Other liabilities	0.2

Excess of purchase price over carrying amount of net tangible assets acquired	76.5
Customer relationship intangibles[1]	(13.4)

Goodwill[2]	$63.1

[1]	The customer relationship intangibles represent the fair value of AST’s client list at April 30, 2008. The client list will be amortized over a weighted-average period of six years.
[2]	The full amount of goodwill is expected to be deductible for tax purposes. Goodwill was allocated to the Wealth Advisory Services and Corporate Client Services business segments, as reflected in Note 9, “Goodwill and other intangible assets,” in this report.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma Financial Information

The following unaudited pro forma condensed combined financial information presents our results of operations had the AST acquisition taken place at January 1, 2007.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Pro forma Consolidated Condensed Statements of Income	2008	2007	2008	2007
	(In millions, except share amounts)
	(Unaudited)

Net interest income after provision for loan losses	$66.8	$87.3	$144.8	$175.8
Total noninterest income	95.5	102.4	204.7	199.6
Total noninterest expense[1]	191.1	111.0	312.8	226.2
Income tax (benefit)/expense and minority interest[2]	(9.2)	28.9	14.2	55.4
Net (loss)/income	$(19.6)	$49.8	$22.5	$93.8
Net (loss)/ income per share:
Basic	$(0.29)	$0.73	$0.34	$1.37
Diluted	$(0.29)	$0.72	$0.33	$1.35
Weighted average shares outstanding (in thousands) Basic	67,167	68,397	67,117	68,464
Diluted	67,167	69,435	67,390	69,546

[1]	In both the three- and six-month periods ended June 30, 2008, noninterest expense for AST was reduced by $7.5 million to adjust for a bonus paid by AST as a result of the acquisition.
[2]	Income tax expense for the three and six months ended June 30, 2008, includes adjustments of $0.0 and $0.4 million, respectively, to reflect federal and state income taxes for AST.

Note 9 —	Goodwill and other intangible assets

	At June 30, 2008			At December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Goodwill and Other Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Goodwill (nonamortizing)	$375.0	$29.8	$345.2	$359.8	$29.8	$330.0
Other intangibles (amortizing):
Mortgage servicing rights	$9.5	$7.7	$1.8	$9.1	$7.3	$1.8
Client lists	72.0	24.7	47.3	57.2	21.3	35.9
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	1.9	1.3	0.6	1.9	1.3	0.6

Total other intangibles	$85.1	$35.4	$49.7	$69.9	$31.6	$38.3

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Amortization Expense of Other Intangible Assets	2008	2007	2008	2007
	(In millions)		(In millions)

Amortization expense of other intangible assets	$2.3	$1.4	$3.8	$2.8

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Amortization Expense of Other Intangible Assets for the
Year Ended December 31	2009	2010	2011	2012	2013
	(In millions)

Estimated annual amortization expense of other intangibles	$8.8	$7.5	$6.3	$5.1	$4.0

		Wealth	Corporate	Affiliate
Changes in the Carrying Amount of Goodwill by	Regional	Advisory	Client	Money
Business Segment	Banking	Services	Services	Managers	Total
	(In millions)

Balance as of January 1, 2008	$3.8	$107.7	$25.2	$193.3	$330.0
Goodwill acquired	—	18.0	49.8	14.3	82.1
Impairment write-down	—	—	—	(66.9)	(66.9)
Sale of affiliate interest	—	—	—	(0.3)	(0.3)
Increase in carrying value due to foreign currency translation adjustments	—	—	0.3	—	0.3

Balance as of June 30, 2008	$3.8	$125.7	$75.3	$140.4	$345.2

The goodwill from acquisitions recorded for 2008 consists of:

•	$13.3 million recorded under Wealth Advisory Services in connection with the acquisition of AST Capital Trust Company.

•	A $3.6 million contingent payment recorded under Wealth Advisory Services in connection with the acquisition of Grant Tani Barash & Altman, LLC.

•	A $1.1 million contingent payment recorded under Wealth Advisory Services in connection with the June 2007 acquisition of Bingham Legg Advisers, LLC.

•	$49.8 million recorded under Corporate Client Services in connection with the acquisition of AST Capital Trust Company.

•	$14.3 million recorded under Affiliate Money Managers in connection with the purchase of a portion of the Class B interests of principals of the Portland, Oregon, office of Roxbury Capital Management.

In the 2008 second quarter, business conditions at affiliate money manager Roxbury Capital Management (RCM) triggered a goodwill impairment. As a result of this test, we determined that the value of our investment in RCM had declined by $66.9 million. This amount, which was recorded as a non-cash impairment expense, reduced net income by $43.5 million, or $0.64 per share (on a diluted basis). We initially disclosed this charge in a June 19, 2008, filing with the Securities and Exchange Commission.

The $0.3 million reduction in the carrying amount of goodwill recorded under Affiliate Money Managers reflected Camden Partners’ repurchase of interests previously sold to us. For more information about our interest in Camden Partners, read Note 4, “Affiliates and acquisitions,” in our 2007 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008			2007
			Weighted			Weighted
			Average			Average
Changes in Other Intangible Assets for the	Amount	Residual	Amortization	Amount	Residual	Amortization
Six Months Ended June 30	Assigned	Value	Period	Assigned	Value	Period
	(In millions)

Mortgage servicing rights	$0.4	—	8 years	$0.3	—	8 years
Client lists	14.8	—	7 years	7.0	—	16 years
Increase in carrying value of client lists due to foreign currency translation adjustments	—	—		0.1	—
Other intangibles	—	—		0.1	—	9 years

Total changes in other intangible assets	$15.2	—		$7.5	—

The amount recorded for client lists in 2008 consists of:

•	$10.6 million recorded under Corporate Client Services in connection with the acquisition of AST Capital Trust Company.

•	$2.8 million recorded under Wealth Advisory Services in connection with the acquisition of AST Capital Trust Company.

•	$1.4 million recorded under Wealth Advisory Services for subsequent adjustments in connection with the June 2007 acquisition of Bingham Legg Advisers, LLC.

For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2007 Annual Report to Shareholders.

Note 10 —	Components of net periodic benefit cost

We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2007 Annual Report to Shareholders.

					Postretirement
Components of Net Periodic Benefit Cost for the	Pension Benefits		SERP Benefits		Benefits
Three Months Ended June 30,	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$2.4	$2.3	$0.2	$0.2	$0.3	$0.3
Interest cost	3.1	2.8	0.4	0.3	0.6	0.6
Expected return on plan assets	(4.5)	(4.0)	—	—	—	—
Amortization of prior service cost	—	0.2	0.1	0.1	(0.1)	(0.1)
Recognized actuarial losses	0.1	0.4	0.1	—	0.2	0.2

Net periodic benefit cost	$1.1	$1.7	$0.8	$0.6	$1.0	$1.0

Employer contributions	$—	$—	$0.1	$0.1	$0.5	$1.4

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Postretirement
Components of Net Periodic Benefit Cost for the	Pension Benefits		SERP Benefits		Benefits
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$4.9	$4.5	$0.4	$0.3	$0.7	$0.7
Interest cost	6.1	5.6	0.8	0.7	1.2	1.2
Expected return on plan assets	(9.0)	(8.0)	—	—	—	—
Amortization of prior service cost	—	0.4	0.2	0.2	(0.3)	(0.3)
Recognized actuarial losses	0.2	0.9	0.2	0.1	0.4	0.4

Net periodic benefit cost	$2.2	$3.4	$1.6	$1.3	$2.0	$2.0
Employer contributions	$—	$—	$0.3	$0.3	$1.2	$2.7
Expected annual contribution	$—		$0.6		$2.4

Note 11 —	Temporarily impaired investment securities

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

During the first six months of 2008, uncertainty in the financial markets increased the volatility in fair value estimates for the securities in our investment portfolio. Compared to year-end 2007, the fair value of securities classified as temporarily impaired was lower, and the associated estimated unrealized losses were higher. We believe these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

At June 30, 2008, the largest concentration of securities with temporary impairments was in mortgage-backed and corporate debt securities. The securities with the most significant reductions in fair value and associated estimated unrealized losses were trust-preferred corporate debt securities held as available for sale. These securities are primarily pools and single issues of trust-preferred securities issued by regional banks, insurance companies, and other financial institutions.

Over the course of the first six months of 2008, the market for trust-preferred securities became increasingly illiquid, due to negative perceptions about the health of the financial sector in general, and the financial stability of the underlying issuers, in particular. This environment made it difficult to determine a fair value for these securities as of June 30, 2008, and to determine whether or not they had become other-than-temporarily impaired.

Using the valuation techniques we describe in this report in Note 5, “Fair value measurement of assets and liabilities,” we determined that, as of June 30, 2008, the fair value of these trust-preferred securities was approximately $100 million lower than their book value. Accordingly, we recorded this amount as a temporary impairment within other comprehensive income. We based our conclusion that these securities were temporarily impaired on a number of factors.

The primary consideration in determining whether a decline in fair value is other-than-temporary is whether or not the contractual cash flows on the structured securities have been impaired. The pooled trust-preferred securities in our portfolio are generally secured by over-collateralization or default protection provided by subordinated tranches, and we assess the individual securities within the pools for significant adverse changes in cash flow

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projections. As of June 30, 2008, there were no adverse changes in estimated cash flows associated with these securities.

Other factors we considered were:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•	The severity and duration of the decline.

•	Our ability and intent to hold these investments until they recovered in value, matured, or were called.

In our opinion, the decline in value of these trust-preferred securities is due to the absence of transactions involving them and the ensuing market illiquidity. Furthermore, we believe their impairment is temporary because:

•	They have continued to meet their contractual cash flow obligations.

•	We expect them to continue to meet these obligations in the future.

•	We have the ability and intent to hold them to maturity.

Subsequent to June 30, 2008, we transferred our entire corporate debt securities portfolio from available-for-sale to held-to-maturity. This portfolio includes single-issue as well as the pooled trust-preferred securities. The original cost of this portfolio was $326.2 million. At the date of transfer, the estimated fair value of this portfolio was $189.1 million.

The difference between the fair value and the original cost basis will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount. Additionally, the transfer will reduce the volatility and future negative effect on our capital ratios, because held-to-maturity securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis.

Under GAAP, we are required to assess held-to-maturity securities for impairment consistent with the manner for available-for-sale securities. The evaluation for other-than-temporary impairment is a quantitative and qualitative process, which is subject to various risks and uncertainties. The valuation of the trust-preferred portfolio requires substantial judgment and estimation of factors that are not currently observable in the market, given the illiquidity of these securities. Since June 30, 2008, general market and economic uncertainties have caused the estimated value of these securities to decline further. Because of these and other factors, it is possible that we could deem these securities to be other-than-temporarily impaired in future reporting periods. Such a determination would require us to write down the value of these securities.

The perpetual preferred stocks in our investment portfolio consist mostly of securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). Sharp declines in the market valuations of these stocks and those of two other financial institutions in the portfolio, coupled with uncertainty about future market conditions, led us to determine that these stocks were other-than-temporarily impaired under GAAP as of June 30, 2008. We recorded the $12.6 million decline in their value as a securities loss for the 2008 second quarter.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fewer Than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Securities at June 30, 2008	Value	Losses	Value	Losses	Value	Losses
	(In millions)

U.S. Treasury	$3.1	$—	$—	$—	$3.1	$—
Government agencies	36.5	(0.4)	—	—	36.5	(0.4)
Mortgage-backed securities	282.0	(4.1)	220.1	(6.9)	502.1	(11.0)
Corporate securities	160.7	(70.3)	66.5	(30.0)	227.2	(100.3)
Preferred stock	—	—	—	—	—	—

Total temporarily impaired securities	$482.3	$(74.8)	$286.6	$(36.9)	$768.9	$(111.7)

At June 30, 2008, total securities available for sale had a fair value of $1,524.1 million, which included the temporarily impaired securities above of $768.9 million. Other securities in the portfolio had a fair value of $755.2 million, which included an unrealized gain of $6.2 million.

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

At December 31, 2007, total securities available for sale had a fair value of $1,844.7 million, which included the temporarily impaired securities above of $1,086.0 million. Other securities in the portfolio had a fair value of $758.7 million, which included an unrealized gain of $8.4 million.

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

Note 12 —	Borrowings

The long-term debt of $467.8 million on our balance sheet at June 30, 2008, included $28.0 million in FHLB advances, $(8.7) million of fair value adjustments related to interest rate swaps on our long-term debt, $(0.3) million of unamortized discounts on $250.0 million of subordinated long-term debt that matures on April 15, 2013, and

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$(1.2) million of unamortized discounts on $200.0 million of subordinated long-term debt that matures on April 2, 2018.

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

	Subordinated Long-Term Debt
				Fixed
	Amount Issued		Semiannual	Payment
Issue Date	and Outstanding	Term	Payment Dates	Rates	Maturity
	(Dollars in millions)

April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018

None of our long-term debt is redeemable prior to maturity or subject to any sinking fund. For more information about our borrowings, read Note 12, “Borrowings,” in our 2007 Annual Report to Shareholders.

Note 13 —	Income taxes

Income tax expense and the effective tax rate changed from previous periods due to the non-cash write-down of our investment in Roxbury Capital Management and the associated tax benefits net of a valuation allowance.

Income Taxes and Tax Rate	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions)

Pre-tax (loss)/income	$(28.6)	$77.2	$35.6	$145.6
Income tax (benefit)/expense	$(9.3)	$28.3	$13.4	$53.1
Effective tax rate	32.52%	36.66%	37.64%	36.47%

Under FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we classify interest expense and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for open periods, and we have applied our methodology consistently.

We file income tax returns in more than 30 tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, our income tax returns are subject to scrutiny by tax auditors in these jurisdictions for a period of three to six years (open tax years). As of June 30, 2008, there were no material changes to our financial position regarding uncertain tax positions. No open statutes of limitations have been extended materially in any of our significant locations. The tax years 2004 through 2006 remain subject to federal examination.

Note 14 —	Segment reporting

We report business segment results for four segments. There is a segment for each of our three businesses: Regional Banking, Wealth Advisory Services, and Corporate Client Services. The fourth segment combines the results from our affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have reported segment data on an operating basis consistent with our consolidated information. We believe that operating results — those that exclude the effects of the two write-downs incurred during the period — present a more relevant measure of ongoing business trends and offer a better basis of comparison with prior periods. For information about these write-downs, read Note 9, “Goodwill and other intangible assets,” and Note 11, “Temporarily impaired investment securities,” in this report.

We have adjusted segment data for prior periods, due to changes in reporting methodology and/or organizational structure.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended June 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$80.7	$5.3	$1.8	$(2.6)	$85.2
Provision for loan losses	(17.1)	(1.4)	—	—	(18.5)

Net interest income/(loss) after provision	63.6	3.9	1.8	(2.6)	66.7
Advisory fees:
Wealth Advisory Services	0.6	55.2	2.0	—	57.8
Corporate Client Services	0.4	—	31.3	—	31.7
Affiliate Money Managers	—	—	—	4.4	4.4

Advisory fees	1.0	55.2	33.3	4.4	93.9
Amortization of affiliate intangibles	—	(1.1)	(0.7)	(0.2)	(2.0)

Advisory fees after amortization of affiliate intangibles	1.0	54.1	32.6	4.2	91.9
Other noninterest income	12.9	0.5	0.4	—	13.8
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	77.6	58.5	34.8	1.6	172.5
Noninterest expense	(41.9)	(50.8)	(28.9)	—	(121.6)

Segment profit before income taxes	35.7	7.7	5.9	1.6	50.9
Applicable income taxes and minority interest	13.1	2.9	2.0	0.9	18.9

Segment operating income	$22.6	$4.8	$3.9	$0.7	$32.0
Investment securities impairment charge					(12.6)
Roxbury Capital Management impairment charge					(66.9)
Applicable income taxes for impairment charges					28.0

Reported net loss					$(19.5)

Depreciation and amortization	$3.3	$2.7	$1.9	$0.3	$8.2

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended June 30, 2007	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$86.4	$6.1	$3.5	$(3.2)	$92.8
Provision for loan losses	(6.1)	(0.4)	—	—	(6.5)

Net interest income/(loss) after provision	80.3	5.7	3.5	(3.2)	86.3
Total advisory fees:
Wealth Advisory Services	0.7	51.3	1.4	—	53.4
Corporate Client Services	0.3	—	24.5	—	24.8
Affiliate Money Managers	—	—	—	6.5	6.5

Advisory fees	1.0	51.3	25.9	6.5	84.7
Amortization of affiliate intangibles	—	(0.7)	(0.2)	(0.2)	(1.1)

Advisory fees after amortization of affiliate intangibles	1.0	50.6	25.7	6.3	83.6
Other noninterest income	12.6	0.4	0.2	—	13.2
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	94.0	56.7	29.4	3.1	183.2
Noninterest expense	(40.3)	(44.7)	(21.0)	—	(106.0)

Segment profit before income taxes	53.7	12.0	8.4	3.1	77.2
Applicable income taxes and minority interest	19.6	4.5	2.8	1.4	28.3

Reported net income	$34.1	$7.5	$5.6	$1.7	$48.9

Depreciation and amortization	$3.4	$2.3	$1.2	$0.3	$7.2

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Six Months Ended June 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$161.0	$11.3	$4.7	$(4.9)	$172.1
Provision for loan losses	(26.4)	(2.0)	—	—	(28.4)

Net interest income/(loss) after provision	134.6	9.3	4.7	(4.9)	143.7
Total advisory fees:
Wealth Advisory Services	1.4	108.2	4.0	—	113.6
Corporate Client Services	0.7	—	57.0	—	57.7
Affiliate Money Managers	—	—	—	8.7	8.7

Advisory fees	2.1	108.2	61.0	8.7	180.0
Amortization of affiliate intangibles	—	(2.0)	(0.8)	(0.5)	(3.3)

Advisory fees after amortization of affiliate intangibles	2.1	106.2	60.2	8.2	176.7
Other noninterest income	29.6	1.2	0.9	—	31.7
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	166.4	116.7	65.8	3.3	352.2
Noninterest expense	(83.4)	(101.5)	(52.2)	—	(237.1)

Segment profit before income taxes	83.0	15.2	13.6	3.3	115.1
Applicable income taxes and minority interest	30.1	5.6	4.4	1.6	41.7

Segment operating income	$52.9	$9.6	$9.2	$1.7	$73.4
Investment securities impairment charge					(12.6)
Roxbury Capital Management impairment charge					(66.9)
Applicable income taxes for impairment charges					28.0

Reported net income					$21.9

Depreciation and amortization	$6.5	$5.0	$3.1	$0.5	$15.1
Investment in equity method investees	—	—	—	163.7	163.7
Segment average assets	9,607.2	1,481.1	286.3	219.7	11,594.3

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Six Months Ended June 30, 2007	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$170.2	$12.4	$7.2	$(6.1)	$183.7
Provision for loan losses	(9.7)	(0.4)	—	—	(10.1)

Net interest income/(loss) after provision	160.5	12.0	7.2	(6.1)	173.6
Total advisory fees:
Wealth Advisory Services	1.3	100.8	2.8	—	104.9
Corporate Client Services	0.6	—	48.2	—	48.8
Affiliate Money Managers	—	—	—	11.3	11.3

Advisory fees	1.9	100.8	51.0	11.3	165.0
Amortization of affiliate intangibles	—	(1.4)	(0.3)	(0.5)	(2.2)

Advisory fees after amortization of affiliate intangibles	1.9	99.4	50.7	10.8	162.8
Other noninterest income	24.1	0.9	0.5	—	25.5
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	186.6	112.3	58.4	4.7	362.0
Noninterest expense	(82.0)	(92.7)	(41.7)	—	(216.4)

Segment profit before income taxes	104.6	19.6	16.7	4.7	145.6
Applicable income taxes and minority interest	38.2	7.4	6.2	2.0	53.8

Reported net income	$66.4	$12.2	$10.5	$2.7	$91.8

Depreciation and amortization	$6.5	$4.5	$2.3	$0.5	$13.8
Investment in equity method investees	—	—	—	218.8	218.8
Segment average assets	9,144.5	1,391.2	207.7	205.9	10,949.3

Note 15 —	Accounting pronouncements

The following recent accounting pronouncements may affect our financial condition and results of operations.

SFAS No. 158.  In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(revised).” SFAS No. 158 requires employers to recognize a plan’s over-funded status as an asset, or a plan’s under-funded status as a liability, on its balance sheet. SFAS No. 158 also requires employers to measure, as of the end of the employer’s fiscal year, the assets and obligations that determine the plan’s funded status, and to recognize changes in the funded status of a defined benefit postretirement plan as other comprehensive income in the year in which the changes occur.

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal year ending December 31, 2008. We do not expect this requirement to have a material effect on our financial statements.

SFAS No. 160.  In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 and establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires a noncontrolling interest, sometimes called a minority interest, in a subsidiary to be reported as a component of equity in the consolidated financial statements. SFAS No. 160 also changes the income statement presentation of noncontrolling interests, establishes a single method of accounting for a change in a parent’s ownership percentage in a subsidiary that does not result in deconsolidation, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires various other disclosures. SFAS No. 160 will be effective for us with the fiscal year that begins on January 1, 2009. It will change the presentation and accounting treatment of affiliates in which we have noncontrolling interests, and of our subsidiaries in which others hold noncontrolling interests.

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

SFAS No. 161.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities. This Statement will require us to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items affect our financial condition, financial performance, and cash flows. SFAS No. 161 does not change the accounting for derivatives under SFAS No. 133. SFAS No. 161 will be effective for us with the fiscal year and interim periods beginning January 1, 2009, with early adoption encouraged.

SFAS No. 162.  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to correct flaws in the GAAP hierarchy which, up to now, had been defined in the U.S. auditing literature. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 will be effective for us 60 days following the SEC’s approval of the PCAOB amendments to Audit Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on our financial statements.

FSP EITF 03-6-1.  In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 holds that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 will be effective for us with the fiscal year that begins on January 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our financial statements.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

Consumer and other retail banking services.  These services include a variety of deposit services, loans to individuals, and residential mortgage loans. On our balance sheet, loans secured with liquid collateral are recorded under retail loans, but these loans are mainly associated with Wealth Advisory Services clients. We focus our retail branch banking, residential mortgage lending, and core deposit-gathering activities in the state of Delaware. At June 30, 2008, we had 48 branch offices in Delaware.

We prefer to originate loans ourselves, rather than purchase loans from brokers or other banks. This helps ensure that our underwriting standards are applied consistently throughout the portfolio. In general, we do not pursue syndicated lending opportunities.

We consider average loan and deposit balances, rather than period-end balances, to be a better indicator of trends in the Regional Banking business, because average balances represent client activity over the longer term. This is especially true of core deposit balances, which can be affected by large short-term deposits made at month-ends by Corporate Client Services clients.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

CCS has offices in Arizona, Delaware, Minnesota, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands (Jersey), Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg. At the end of 2007, CCS had clients in 86 countries.

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

We acquired AST Capital Trust Company of Delaware on April 30, 2008. There have been no other changes to our legal entities and subsidiaries since December 31, 2007.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

This report discusses:

•	Changes in our financial condition (balance sheet) since December 31, 2007. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of June 30, 2007, for historical reference.

•	The results of our operations (income statement) for the three and six months ended June 30, 2008 (year-to-date results), compared with the corresponding periods in 2007. In some cases, we provide amounts for other periods to provide historical context.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

EXECUTIVE SUMMARY

We reported a loss of $19.5 million, or $0.29 per share, for the 2008 second quarter. Two events caused this loss:

•	Business conditions at affiliate money manager Roxbury Capital Management (RCM) led to a decline of $66.9 million in the value of our investment in that firm. This amount, which was recorded as a non-cash impairment expense, reduced net income by $43.5 million, or $0.64 per share (on a diluted basis). (We initially disclosed this charge in a June 19, 2008, filing with the Securities and Exchange Commission.)

•	The carrying value of preferred stocks in our investment securities portfolio decreased by $12.6 million. Most of this decrease was in the carrying value of securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). This $12.6 million reduction, which was recorded as a securities loss, reduced net income by $8.0 million, or $0.12 per share (on a diluted basis).

These charges were a function of extraordinarily unsettled equity markets. They overshadowed very strong commercial and consumer loan growth, higher revenue from Corporate Client Services and Wealth Advisory Services, and other positive aspects of our second quarter results and ongoing operations.

On an operating basis (excluding the two charges), net income for the 2008 second quarter was $32.0 million, or $0.47 per share (diluted). We believe that operating results — those that exclude the effects of the two write-downs — present a more relevant measure of ongoing business trends and offer a better basis of comparison with prior periods. This report includes a reconciliation that compares our results with the securities loss and RCM impairment expense (GAAP results) with those that do not (operating results).

Our diversified business mix helped buffer the effects of rapidly declining market interest rates and volatile financial markets in the first six months of 2008, and our results were positive. Reported (GAAP) net income and earnings were $21.9 million and $0.33 per share (diluted), respectively. Operating net income and earnings were $73.4 million and $1.09 per share (diluted), respectively.

Our capital position remained strong. All regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. The two impairment charges did not affect client funds or our ability to pay dividends.

On July 17, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.345 per share. This amount reflects the 3% increase the Board approved in April 2008, which marked the 27th consecutive year that we have raised our cash dividend. The quarterly dividend will be paid on August 15, 2008, to stockholders of record on August 1, 2008.

Significant factors in second quarter 2008 results

During the 2008 second quarter:

•	The Regional Banking business added $483.0 million of loans. This was the largest three-month increase in our history. Loan balances topped $9 billion for the first time, on both a period-end and average-balance basis. Loan growth reflected the resilience of the well-diversified economy in the mid-Atlantic region, which has not experienced the levels of unemployment and housing pressure seen in some other parts of the United States.

•	Driven by loan growth, total assets exceeded $12 billion for the first time.

•	Corporate Client Services (CCS) revenue rose 22% from the first quarter and 28% from the year-ago second quarter, with all components of the business contributing to the growth. Demand for bankruptcy and

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

corporate restructuring services helped counter continued weakness in capital markets activity. Retirement services revenue more than doubled from prior periods due to the acquisition of AST Capital Trust Company.

•	Wealth Advisory Services (WAS) revenue increased 4% from the first quarter and 8% from the year-ago second quarter, due largely to continued growth in family office services as well as the June 2007 expansion into Boston.

•	Advisory business revenue — revenue from CCS, WAS, and affiliate money manager Cramer Rosenthal McGlynn — accounted for 53% of total net interest and noninterest income (excluding securities losses and after amortization and the provision for loan losses). Advisory business revenue, combined with banking-related fee revenue, accounted for 61% of total net interest and noninterest income.

•	Operating expenses (excluding the impairment charges) and the increase in the number of staff members reflected expansion investments made over the past 12 months, including the June 2007 acquisitions in Boston and Luxembourg, the AST Capital Trust Company acquisition, and the addition of Regional Banking staff in Baltimore.

These factors were offset by:

•	The two impairment charges, which reduced pre-tax income by a combined $79.5 million.

•	Net charge-offs and nonperforming asset levels that caused the provision for loan losses to increase to $18.5 million from $10.0 million for the 2008 first quarter.

•	Compression in the net interest margin, which fell to 3.17% due to the market interest rate environment. This compression prevented the record-high loan growth from translating into higher net interest income.

•	A $1.1 million loss associated with RCM.

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

For more information about this debt issue, read Note 12, “Borrowings,” in this report.

Expansion initiatives

We are able to invest consistently in our company’s future — and increase our dividend every year — because our capital management practices are sound. In the wake of negative speculation about the strength and stability of many financial institutions, we completed one acquisition in the 2008 second quarter, announced another, and undertook a third expansion initiative, all of which are in the CCS business.

AST Capital Trust Company:  On April 30, 2008, Wilmington Trust FSB, our federally chartered savings bank subsidiary, completed the acquisition of AST Capital Trust Company (AST) from the shareholders of American Stock Transfer & Trust Company.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

We expect this transaction to add approximately $18 million of revenue in 2008 (approximately $27 million on an annualized basis) and to be non-dilutive to earnings in 2008. We record most of the revenue from this acquisition as CCS retirement services revenue. We record the remainder in WAS trust and investment advisory revenue.

AST has 170 staff members. Approximately 140 of these staff members are based at AST’s Phoenix headquarters, and they have joined our CCS retirement services business. AST’s president, Gregory W. Tschider, has assumed management responsibility for the retirement services business.

Approximately 30 of AST’s staff members are based in Wilmington, Delaware, and they have joined our Wealth Advisory Services (WAS) business.

This was an all-cash transaction. For more information about its terms, read Note 8, “Acquisitions,” in this report.

UBS Fiduciary Trust Company (UBSFTC):  On June 25, 2008, we announced that we have signed a definitive agreement to acquire UBSFTC from global financial services company UBS AG. UBSFTC is a New Jersey-based provider of trust, custody, and investment management services for retirement plans and employee benefit plans. This transaction will add another 800 retirement plans and approximately $5.5 billion in assets under administration to the CCS retirement services platform, bringing the total to more than 3,800 plans and $46 billion in assets under administration.

UBSFTC began to outsource its operations to AST in 2007. Since AST is already providing UBSFTC’s services, we expect this transaction will have little effect on CCS staffing. Pending regulatory approval, we expect to complete this transaction during the 2008 third quarter. It will be an all-cash transaction, and we expect it to be non-dilutive to earnings in 2008.

Capital markets services expansion:  In early July 2008, we hired a team of 12 seasoned capital markets experts who specialize in the types of capital markets transactions where we see tremendous potential for growth: high-yield debt issuance, loan administration, distressed debt, and corporate restructuring, among others.

This team has worked together for many years. Most are based in Minneapolis, where we already have a small office because Minnesota is a preferred jurisdiction for insurance premium financing structures. The addition of the new staff members will expand our presence in that market and reinforce our commitment to that jurisdiction.

The rest of the new staff members are based in our Soho office in New York City and in New Haven, Connecticut, where we intend to open an office.

CHANGES IN FINANCIAL CONDITION

Total assets increased 6% in the first six months of 2008 and topped $12 billion for the first time, mainly because of loan growth. Liabilities increased 7% and topped $11 billion for the first time, with core deposits rising 5%.

On a GAAP basis, stockholders’ equity was $1.07 billion, which was 5% lower than at year-end 2007. The main causes of this decline were:

•	The 2008 second quarter loss.

•	Lower net interest income, due to compression in the net interest margin.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

•	Higher unrealized losses associated with temporarily impaired securities.

Assets

Loan growth, which we discuss in more detail in the Regional Banking section of this report, was the main cause of the increase in total assets.

Assets	At 6/30/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Loan balances	$9,280.4	$8,475.8	$8,274.7
Loans as a percentage of total assets	76%	74%	75%
Investment securities portfolio balances	$1,526.6	$1,846.8	$1,806.9
Investment securities as a percentage of total assets	13%	16%	16%
Total assets	$12,133.3	$11,485.7	$11,031.0

Earning Assets[1]	At 6/30/08	At 12/31/07	At 6/30/07

Total earning assets (in millions)	$11,107.9	$10,479.0	$10,106.7
Percentage in loans	84%	81%	82%
Percentage in investment securities	14%	18%	18%
As a percentage of total assets	92%	91%	92%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.

Investment securities portfolio

We maintain an investment securities portfolio for our own account to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. At June 30, 2008, investment securities balances were lower than for prior periods because:

•	As holdings matured during the first half of the year, we found fewer reinvestment opportunities that satisfied our credit and duration risk preferences.

•	We had less need for securities to collateralize client accounts that use short-term cash sweeps.

•	We recorded higher unrealized losses associated with temporarily impaired securities.

•	We wrote down the valuation of some of the perpetual preferred stocks in the portfolio.

Attrition in the portfolio caused the changes in its average life and duration.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Average Life in the Investment Securities Portfolio	At 6/30/08	At 12/31/07	At 6/30/07
	(In years)

Mortgage-backed instruments	3.39	3.48	3.74
Total portfolio	6.16	4.45	5.08

Duration in the Investment Securities Portfolio	At 6/30/08	At 12/31/07	At 6/30/07
	(In years)

Mortgage-backed instruments	3.14	3.20	3.49
Total portfolio	2.58	1.97	2.19

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

Composition of Investment Securities Portfolio	At 6/30/08	At 12/31/07	At 6/30/07

Collateralized mortgage obligations	12%	13%	12%
Mortgage-backed securities	34%	27%	21%
Corporate securities	15%	17%	19%
U.S. government agencies	31%	35%	35%
U.S. Treasury	3%	3%	6%
Preferred stock	3%	2%	4%
Municipal bonds	—%	1%	1%
Other	2%	2%	2%
Percentage invested in fixed-rate instruments	83%	82%	80%

Balances of mortgage-related instruments in the investment securities portfolio tend to be higher than our residential mortgage balances, due to one element of our interest rate risk management strategies. We believe we can manage the duration and interest rate risk associated with mortgage-related instruments more efficiently in the investment securities portfolio than by retaining residential mortgages, most of which have terms of 15 to 30 years, on our balance sheet. More details about our interest rate risk management strategies are in this report in the discussion of quantitative and qualitative disclosures about market risk.

Of the mortgage-backed securities in the portfolio at June 30, 2008:

•	All were issued by U.S. government-sponsored enterprises (GSEs). Because these securities are issued by U.S. GSEs, they carry an implied rating of AAA.

•	All had residential mortgages as the underlying collateral.

•	There were no subprime mortgages in this underlying collateral.

•	Almost all were invested in fixed rate instruments with terms of 15 years or less.

Investment securities impairment

Sharp declines in the first half of 2008 in the market valuations of perpetual preferred stocks in our portfolio, coupled with uncertainty about future market conditions, led us to determine that, as of June 30, 2008, the value of these investments had decreased from $54.3 million to $41.7 million, and that they had become

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

“other-than-temporarily impaired” under GAAP. The amount of the decrease — $12.6 million — was recorded as a securities loss for the 2008 second quarter.

Most of this decrease was in perpetual preferred stocks issued by Fannie Mae, Freddie Mac, and two other financial institutions.

Perpetual preferred stocks, which we hold as available for sale, constituted approximately 3% of the investment securities portfolio at June 30, 2008. While the value of these investments has declined, we intend to retain them in our portfolio because they pay dividends, they have investment-grade credit ratings, and their valuations are expected to normalize over the course of market cycles.

Temporarily impaired securities

During the first six months of 2008, the number of securities classified as temporarily impaired declined, but changes in market valuations caused an increase in the estimated unrealized losses associated with temporarily impaired securities. At June 30, 2008, the largest concentration of securities with temporary impairments was in mortgage-backed and corporate debt securities. These changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

	Number of		Estimated
Temporarily Impaired Securities	Securities	Fair Value	Unrealized Losses
	(Dollars in millions)

At December 31, 2007	168	$1,086.0	$41.5
At June 30, 2008	166	768.9	111.7

Change	(2)	$(317.1)	$70.2

We retain temporarily impaired securities because we know when they will mature, they have no credit delinquencies, they generate strong cash flows, and because we have the ability and intent to hold them until they recover in value or mature, at which point their fair values equal their book values. For more information about our temporarily impaired investment securities, read Note 6, “Investment securities,” in our 2007 Annual Report to Shareholders, and Note 11, “Temporarily impaired investment securities,” in this report.

Liabilities and stockholders’ equity

Core deposits rose 5% in the first six months of 2008, continued to account for more than half of total liabilities, and continued to be our primary source of funding. For more information about core deposit balances, read the Regional Banking discussion in this report. For more information about other deposits and short-term borrowings, read the funding discussion in this report.

Liabilities	At 6/30/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Core deposits	$5,741.3	$5,465.5	$5,183.5
Core deposits as a percentage of total liabilities	52%	53%	52%
National funding and short-term borrowings (STBs)	$4,650.1	$4,384.1	$4,279.4
National funding and STBs as a percentage of total liabilities	42%	42%	43%
Total liabilities	$11,066.7	$10,365.3	$9,958.7

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Our capital position, which we discuss in more detail in the capital resources section of this report, remained strong. All of our regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution.

The decline in the returns on average stockholders’ equity and assets from year-end 2007 reflected the RCM and securities impairments, plus the lower net interest income due to compression in the net interest margin.

	June 30,	June 30,
Annualized Returns for the Six Months Ended	2008	2007

Return on average stockholders’ equity	3.92%	16.96%
Return on average assets	0.38%	1.69%

On an operating basis, the declines in the returns on stockholders’ equity and assets were much less severe, but the lower levels of net income still reduced these ratios from prior periods.

	Six Months Ended	Year Ended	Six Months Ended
Annualized Returns (operating basis)	6/30/08	12/31/07	6/30/07

Return on average stockholders’ equity (annualized)	13.12%	16.68%	16.96%
Return on average assets (annualized)	1.27%	1.65%	1.69%

For more information about stockholders’ equity, read the capital resources discussion in this report.

RESULTS OF OPERATIONS

The $66.9 million impairment charge for our investment in RCM, plus the $12.6 million write-down on perpetual preferred stocks in our investment securities portfolio, caused us to report (on a GAAP basis) a loss of $19.5 million, or $0.29 per share, for the 2008 second quarter. For the first six months of 2008, net income and earnings were $21.9 million and $0.33 per share (on a diluted basis), respectively (on a GAAP basis).

The RCM impairment charge resulted from changes in business conditions at RCM that necessitated a reassessment of the valuation of our investment in the firm. These changes, which became apparent in the 2008 second quarter, included a decline in assets under management, lower-than-expected operating performance, and projections that RCM would incur a loss for the 2008 second quarter.

We engaged Berkshire Capital Securities LLC, an independent third-party firm, to review the valuation of our investment in RCM. The valuation reassessment, conducted as an impairment test under GAAP, determined that our valuation had declined from $89.1 million to $22.2 million. The decrease in valuation — $66.9 million — was recorded as a non-cash expense for the 2008 second quarter.

This impairment charge did not affect our ownership position in RCM, which consists of 41.23% of RCM’s common shares and 100% of RCM’s preferred interests, which entitles Wilmington Trust to a preferred profits interest equal to 30% of RCM’s revenues.

We attributed the changes in business conditions at RCM to continued volatility in the financial markets. Since the burst of the technology stock bubble, the operating environment has been challenging for most growth-style managers, including RCM. While RCM’s mid-cap fund has experienced asset outflows, the firm has developed new products that are attracting assets, and early performance indicators are promising. We remain confident in Roxbury’s leadership and the firm’s long-term prospects for profitability.

On an operating basis (excluding the impairment charge and the securities write-down), net income for the 2008 second quarter was $32.0 million, or $0.47 per share (diluted). For the first six months of 2008, operating net income and earnings were $73.4 million and $1.09 per share (diluted), respectively.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Comparison of results with and without the RCM and investment securities impairment write-downs

	Three Months Ended June 30,			Six Months Ended June 30,
	2008			2008
	With	Without		With	Without
	impairment	impairment	Impairment	impairment	impairment	Impairment

OPERATING RESULTS (in millions)
Net interest income	$85.2	$85.2	$—	$172.1	$172.1	$—
Provision for loan losses	(18.5)	(18.5)	—	(28.4)	(28.4)	—
Noninterest income	93.2	105.8	(12.6)	195.9	208.5	(12.6)
Noninterest expense	188.5	121.6	66.9	304.0	237.1	66.9

(Loss)/income before taxes and minority interest	(28.6)	50.9	(79.5)	35.6	115.1	(79.5)
Applicable income taxes	(9.3)	18.7	(28.0)	13.4	41.4	(28.0)

Net (loss)/income before minority interest	(19.3)	32.2	(51.5)	22.2	73.7	(51.5)
Minority interest	0.2	0.2	—	0.3	0.3	—

Net (loss)/income	$(19.5)	$32.0	$(51.5)	$21.9	$73.4	$(51.5)

PER SHARE DATA
Diluted shares outstanding (in millions)	67.2	67.4	(0.2)	67.4	67.4	—
Per share earnings	$(0.29)	$0.47	$(0.76)	$0.33	$1.09	$(0.76)
STATISTICS AND RATIOS (dollars in millions)
Total assets, on average	$11,825.4	$11,834.1	$(8.7)	$11,594.3	$11,598.7	$(4.4)
Stockholders’ equity, on average	1,119.4	1,125.1	(5.7)	1,122.4	1,125.3	(2.9)
Return on average assets	(0.66)%	1.09%	(1.75)%	0.38%	1.27%	(0.89)%
Return on equity	(7.01)%	11.44%	(18.45)%	3.92%	13.12%	(9.20)%
Net interest income (before provision) and noninterest income	$178.4	$191.0	$(12.6)	$368.0	$380.6	$(12.6)
Tax equivalent interest income	0.8	0.8	—	1.6	1.6	—

	$179.2	$191.8	$(12.6)	$369.6	$382.2	$(12.6)
Noninterest expense	$188.5	$121.6	$66.9	$304.0	$237.1	$66.9

Efficiency ratio	105.19%	63.40%	41.79%	82.25%	62.04%	20.21%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

On an operating basis, net income and earnings per share were lower for the second quarter and first half of 2008 than for the corresponding year-ago periods, primarily because compression in the interest margin reduced net interest income, and because the provision for loan losses was higher. For more information about changes in the provision, read the credit quality discussion in this report.

Operating Net Income	2008 Q2		2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions, except share amounts)

Net interest income	$85.2		$92.8	$172.1	$183.7
Provision for loan losses	(18.5)		(6.5)	(28.4)	(10.1)
Noninterest income	105.8		96.9	208.5	188.4
Operating expense	121.6		106.0	237.1	216.4

Operating net income	$32.0		$48.9	$73.4	$91.8
Operating earnings per share (diluted)	$0.47		$0.70	$1.09	$1.32
Average shares outstanding (diluted, in thousands)	67,442	[1]	69,435	67,390	69,546

[1]	On an operating basis

Shares outstanding, on average, were lower than for the year-ago periods mainly because we repurchased 2,000,000 of our shares in 2007.

Noninterest income continued to account for more than half of total operating net interest and noninterest income, because:

•	Corporate Client Services and Wealth Advisory Services revenue continued to increase.

•	Reductions in short-term market interest rates compressed the net interest margin and reduced net interest income.

We discuss these factors in more detail throughout the following pages of this report.

As a Percentage of Total Operating Net Interest and Noninterest Income	2008 Q2	2007 Q4	2007 Q2

Net interest income[1]	39%	44%	47%
Noninterest income[2]	61%	56%	53%

[1]	After the provision for loan losses.
[2]	After amortization.

On an operating basis, profitability was lower than for prior periods, mainly because:

•	Compression in the net interest margin reduced net interest income.

•	The provision for loan losses was higher.

•	Prior-period results did not reflect the staffing and related costs associated with the expansion activities we completed in the second half of 2007 and the first half of 2008. The largest of these initiatives was the acquisition of AST Capital Trust Company, which added 170 staff members. This transaction closed on April 30, 2008; second quarter 2008 expenses included two months of related expenses.

Efficiency and Profitability Ratios (Operating Basis)	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Efficiency ratio	63.40%	55.58%	62.04%	57.85%
Profit margin	36.60%	44.42%	37.96%	42.15%

The efficiency ratio is the inverse of the profit margin.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

THE REGIONAL BANKING BUSINESS

The Regional Banking business continued to benefit from the well-diversified economy in the mid-Atlantic region, which has not experienced the level of economic downturn seen in some other parts of the United States. While the provision for loan losses rose, its increase did not result from any new or negative systemic trends in the regional economy or our portfolio. We discuss credit quality in greater detail in a separate section of this report.

Loan balances rose 9% during the first six months of 2008. During the 2008 second quarter, we added $483.0 million of loans, the largest three-month increase in our history. That brought loan growth for the first six months of 2008 to $804.6 million, a six-month record. Loan balances exceeded $9.0 billion on both a period-end and average-balance basis. Commercial loans accounted for 65% of total loan growth.

Most of the growth in the first six months of 2008 came from, in order of contribution, the Maryland market, the Pennsylvania market, and the New Jersey market. This reflected the significant expansion we have undertaken in recent years in these markets.

Period-End Loan Balances	At 6/30/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Commercial loans	$6,359.6	$5,838.7	$5,621.2
Retail loans	2,920.8	2,637.1	2,653.5

Total loans outstanding	$9,280.4	$8,475.8	$8,274.7
Delaware market loans	$5,047.5	$5,023.0	$5,035.7
Delaware market loans as a % of total loans	55%	59%	61%
Pennsylvania market loans	$2,144.8	$1,829.1	$1,725.8
Pennsylvania market loans as a % of total loans	23%	22%	21%
Maryland market loans	$938.8	$542.4	$495.8
Maryland market loans as a % of total loans	10%	6%	6%
New Jersey market loans	$587.3	$348.3	$340.8
New Jersey market loans as a % of total loans	6%	4%	4%
Other market loans	$562.0	$733.0	$676.6
Other market loans as a % of total loans	6%	9%	8%

On an average-balance basis, total loan balances increased for the 21st consecutive quarter, rising 11% from the year-ago second quarter and 9% on a year-to-date basis. For more detail on average balances, see the quarterly analysis of net interest income in this report.

Loan Balances, on Average	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(In millions)

Total loans outstanding	$9,085.9	$8,156.3	$8,861.3	$8,114.4

On a percentage basis, the composition of the loan portfolio at period-end remained well diversified and relatively unchanged from prior periods

Loan Portfolio Composition	6/30/08	12/31/07	6/30/07

Commercial, financial, and agricultural (C&I) loans	30%	31%	30%
Commercial real estate — construction loans	20%	21%	21%
Commercial mortgage loans	18%	17%	17%
Residential mortgage loans	6%	6%	7%
Consumer loans	20%	19%	18%
Loans secured with liquid collateral	6%	6%	7%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

Unemployment rates in the region remained below the U.S. average. Delaware’s unemployment rate has been lower than the U.S. average since 2001.

	June 2008		June 2007
	Employment	Unemployment	Unemployment
Employment Indicators	Growth*	Rate	Rate

Delaware	(0.2)%	4.2%	3.3%
New Jersey	(0.4)%	5.3%	4.3%
Pennsylvania	0.0%	5.2%	4.1%
United States	0.0%	5.5%	4.5%

*	Year-over-year percent change

Sources: U.S. Bureau of Labor Statistics and Federal Reserve Bank of Philadelphia

Population growth continued in the region, especially in Delaware. According to the U.S. Census Bureau, Delaware was the 14th fastest-growing state in the United States for the 12 months ended July 2007. Delaware’s tax climate, among other attributes, continued to attract new residents and create housing demand. Delaware has no sales tax, and its property taxes are among the lowest in the United States. Delaware is one of 13 states that impose no state-wide property tax levy. Taxes are assessed at the county level and consist primarily of school district taxes. In addition, there is no recurring assessment of home values.

As changes in the U.S. House Price Index show, home prices in Delaware and Pennsylvania have not experienced the level of deterioration or volatility seen in some other parts of the United States. Home prices in Delaware and Pennsylvania have fluctuated less than 1% each quarter since the 2007 second quarter.

Percent Change in House Price Index
(quarter-to-quarter)	2007 Q2	2007 Q3	2007 Q4	2008 Q1

Delaware	1.3	0.0	0.4	(0.7)
Pennsylvania	0.7	0.7	0.4	0.7
United States	0.1	(0.4)	0.1	(0.2)
California	(1.2)	(1.8)	(3.1)	(4.4)
Florida	(0.8)	(2.1)	(1.7)	(3.3)
Nevada	(1.6)	(0.7)	(3.0)	(5.0)

Source: Office of Federal Housing Enterprise Oversight

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

A comparison of home prices in Delaware with those of other areas within the mid-Atlantic region helps provide context for the Delaware housing market. In the table below, the average prices are based on a 2,400 square foot new home on an 8,000 square foot lot, in an urban area, with all utilities.

Location	Average Home Price (2008 Q1)

Wilmington, DE	$277,240
Dover, DE	$270,904
Sussex County, DE	$239,240
Philadelphia, PA	$418,883
Baltimore, MD	$469,473
Washington, D.C.	$651,047

Source: ACCRA Cost of Living Index/Delaware DataBook, July 2008,
Delaware Economic Development Office

The following tables show how price and absorption rates changed between the 2007 fourth quarter and the 2008 first quarter (the most recent data available).

Housing Market in New Castle County, DE	2007 Q4	2008 Q1

Average price	$275,000	$261,000
Number of homes on the market[1]	2,968	3,448
Number of homes sold	1,556	1,080
Number of new homes built[2]	141	56
Average number of days on market	59	72

[1]	As of March 31, 2008.
[2]	January and February 2008 only.
Source: TREND MLS

Housing Market in Kent County, DE	2007 Q4	2008 Q1

Average price	$232,400	$217,900
Number of homes on the market[1]	1,610	1,802
Number of homes sold	397	296
Number of new homes built[2]	233	100
Average number of days on market	74	82

[1]	As of March 31, 2008.
[2]	January and February 2008 only.
Source: TREND MLS

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Housing Market in Chester County, PA	2007 Q4	2008 Q1

Average price	$361,600	$359,400
Number of homes on the market[1]	3,394	4,162
Number of homes sold	1,172	930
Number of new homes built[2]	361	110
Average number of days on market	70	90

[1]	As of March 31, 2008.
[2]	January and February 2008 only.
Source: TREND MLS

Housing Market in Montgomery County, PA	2007 Q4	2008 Q1

Average price	$334,000	$311,900
Number of homes on the market[1]	4,710	5,826
Number of homes sold	2,049	1,620
Number of new homes built[2]	84	103
Average number of days on market	67	82

[1]	As of March 31, 2008.
[2]	January and February 2008 only.
Source: TREND MLS

Commercial Loans

Commercial loan balances, which exceeded $6.0 billion for the first time in the 2008 first quarter, reached $6.36 billion at June 30, 2008. This was 9% higher than at year-end 2007.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

All of our mid-Atlantic markets contributed to the commercial loan growth in the first six months of 2008. The Delaware and Pennsylvania markets accounted for the largest dollar amount increases, while the Maryland and New Jersey markets recorded the largest percentage increases.

Period-End Commercial Loans	At 6/30/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Commercial, financial, and agricultural (C&I) loans	$2,808.6	$2,594.9	$2,483.7
Commercial real estate — construction loans	1,847.0	1,780.4	1,747.0
Commercial mortgage loans	1,704.0	1,463.4	1,390.5

Total commercial loans	$6,359.6	$5,838.7	$5,621.2
Delaware market commercial loans	$3,558.0	$3,387.2	$3,353.5
Delaware market commercial loans as a % of total commercial loans	56%	58%	60%
Pennsylvania market commercial loans	$1,693.1	$1,569.0	$1,462.9
Pennsylvania market commercial loans as a % of total commercial loans	27%	27%	26%
Maryland market commercial loans	$584.3	$499.1	$449.8
Maryland market commercial loans as a % of total commercial loans	9%	9%	8%
New Jersey market commercial loans	$385.6	$305.8	$294.2
New Jersey market commercial loans as a % of total commercial loans	6%	5%	5%
Other market commercial loans	$138.6	$77.6	$60.8
Other market commercial loans as a % of total loans	2%	1%	1%

Most of the year-to-date growth in total commercial loans was in the C&I portfolio, which accounted for 41% of the increase, and in the commercial mortgage portfolio, which accounted for 46%.

The C&I loans added during the first six months of 2008 were to clients in a variety of businesses, including light manufacturing, service, and retail, and used for a variety of working capital, equipment purchase, inventory, and other needs. Geographically, these loans were spread throughout the mid-Atlantic region.

The growth in commercial mortgage balances reflected changes in the mortgage financing market. Until the availability of mortgage financing tightened in the latter half of 2007, our commercial mortgage terms were generally less favorable than what borrowers could obtain from specialty mortgage companies. We did not alter our terms, but changes in the market made our terms more comparable with those offered by the specialty lenders. Most of the commercial mortgage loans added during the first half of 2008 were for owner-occupied properties, including auto dealerships, schools, and manufacturing and industrial properties. More than half were for properties in Delaware. The rest were mainly in southeastern Pennsylvania and Maryland.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Within the commercial portfolio, approximately 73% of the loans were less than $10 million in size. The mix of loan sizes at June 30, 2008, was relatively unchanged from prior periods.

Commercial Loans by Size	At 6/30/08	At 12/31/07	At 6/30/07

More than $20 million	8%	6%	6%
$10 million to $20 million	19%	18%	19%
$5 million to $10 million	22%	25%	23%
$1 million to $5 million	37%	37%	37%
$250,000 to $1 million	11%	11%	11%
Less than $250,000	3%	3%	4%

Commercial construction loans

Commercial construction balances continued to increase, albeit at a much slower pace than in prior periods, and were 4% higher than at year-end 2007. At $1.85 billion, commercial construction loans accounted for 20% of total loans at June 30, 2008, down from 21% at year-end 2007. Most of the loans in the portfolio continued to be for residential construction, primarily for single-family homes, in Delaware.

Commercial Construction Loan Portfolio	At 6/30/08	At 12/31/07	At 6/30/07

Project type:
Residential real estate construction	53%	52%	53%
Land development	22%	21%	18%
Retail and office	13%	14%	13%
Owner-occupied	4%	5%	6%
Multi-family	2%	2%	2%
Other	6%	6%	8%
Geographic location:
Delaware	61%	61%	59%
Pennsylvania	24%	25%	26%
Maryland	6%	7%	8%
New Jersey	6%	4%	5%
Other	3%	3%	2%

We have a high degree of confidence in our commercial construction portfolio and its integrity, because:

•	We focus on clients with privately held or family-owned businesses that are well established and successful. We do not lend to large, national homebuilders.

•	The geographic scope of our commercial lending activity is concentrated in the mid-Atlantic region. This region has not experienced the volume of speculative over-building seen in other parts of the United States. Generally, projects we fund are within a two-hour drive from our headquarters in Wilmington, Delaware.

•	Most of the construction loans in our portfolio are for single-family homes in residential tract developments. Population growth is driving the demand for this type of housing and related services. We do very little condominium construction or conversion financing.

•	We apply our underwriting standards consistently.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Of the loans that contributed the majority of the 2008 second quarter increase in nonperforming assets, only two were construction loans. For more information about this, read the credit quality discussion in this report.

Commercial construction loan underwriting standards

Maximum term:	Two years on unimproved land
Three years on land development

Target loan size:	$1 million to $10 million

Maximum loan-to-value requirements	65% on unimproved land
75% on land development
80% on residential construction and income-producing properties

Construction limits on residential projects:	Pre-sold inventory plus a maximum of:
• 6 unsold single-family homes or
• 10 unsold townhomes

Consistent with industry practice, we generally fund the interest reserve on construction loans by including it in the loan-to-value calculation and as part of the total loan amount.

Consumer loans

We added $218.7 million of consumer loans during the first six months of 2008, and consumer balances were 14% higher at June 30, 2008, than at year-end 2007. Consumer loan balances topped $1.7 billion for the first time in the 2008 second quarter, on both a period-end and average-balance basis. Most of our consumer lending occurs in the Delaware market, where we focus our retail and branch banking business.

Period-End Consumer Loans	At 6/30/08	At 12/31/07	At 6/30/07
	(In millions)

Home equity lines of credit	$338.5	$302.8	$302.4
Indirect loans	929.4	748.1	697.7
Credit card loans	69.4	69.1	58.1
Other consumer loans[1]	453.0	451.6	458.8

Total consumer loans	$1,790.3	$1,571.6	$1,517.0

1 Includes home equity loans, installment loans, and other types of loans to individuals.

	At June 30,	At December 31,
Period-End Consumer Loans by Market	2008	2007

Percent from Delaware market	55%	59%
Percent from Maryland market	16%	15%
Percent from New Jersey market	8%	7%
Percent from Pennsylvania market	17%	14%
Percent from other markets	4%	5%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Indirect lending accounted for most of the growth in consumer loan balances during the first six months of 2008. Most of this growth was split evenly between loans for new cars and loans for late-model used cars. We make the majority of our indirect loans through automobile dealers, as an extension of the commercial banking relationships we have with dealers throughout the mid-Atlantic region.

Indirect loans booked during the quarter by market	2008 Q2	2008 Q1

Delaware	39%	35%
Pennsylvania	23%	25%
Maryland	23%	24%
New Jersey	15%	16%

Residential mortgage loans

We are among the leading residential mortgage originators in Delaware, but changes in our origination volumes may not correspond directly with changes in residential mortgage balances. This is because, except for a portion of the Community Reinvestment Act mortgages we originate, we sell most newly originated fixed rate residential mortgages into the secondary market instead of retaining them in our loan portfolio. This ongoing practice is part of our interest rate risk management strategy, which we cover in more detail in this report in the discussion of quantitative and qualitative disclosures about market risk.

Residential Mortgage Activity	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Residential mortgage balances (at period-end)	$561.1	$559.6	$562.0	$563.1
Percent of residential mortgages at fixed rates	77%	77%	74%	78%

Residential Mortgage Originations	2008 Q2	2008 Q1	2007 Q4	2007 Q2
	(Dollars in millions)

Residential mortgage originations (dollar amount)	$43.8	$43.2	$46.3	$58.9
Residential mortgage originations (number of loans)	208	193	187	244

Residential Mortgage Delinquency Rates	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Wilmington Trust	3.60%	3.44%	3.47%	2.48%

We do not engage in subprime residential mortgage lending and, as of June 30, 2008, there were no subprime loans in our residential mortgage portfolio.

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

continue to concentrate our core deposit-gathering activities in Delaware, where we focus our consumer and other retail banking activities.

•	They are a cost-effective way to add deposits without adding the expenses associated with a large-scale expansion of our branch office network outside of Delaware.

•	They help us manage interest rate risk. We can match the repricing characteristics of our floating rate loans more easily with national CDs than with client deposits. Most of our national CDs have terms of 90 to 120 days.

For more information about this, read the net interest margin, funding, and interest rate risk management discussions in this report.

Core deposits

Core deposit balances rose 5% during the first six months of 2008. Most of the growth came from interest-bearing demand deposits and savings deposits.

Period-End Core Deposits	At 6/30/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Noninterest-bearing demand deposits	$994.5	$966.2	$812.7
Savings deposits	798.9	659.8	497.1
Interest-bearing demand deposits	2,692.3	2,471.8	2,483.1
CDs < $100,000	977.6	1,011.4	1,019.8
Local CDs ≥ $100,000	278.0	356.3	370.8

Total core deposits	$5,741.3	$5,465.5	$5,183.5
Percentage from Delaware clients	84%	87%	89%
Percentage from Pennsylvania clients	3%	5%	6%
Percentage from clients in other markets	13%	8%	5%

Most of the growth in savings deposits came from WTDirect, our Internet-only delivery channel. Launched at the end of November 2006, WTDirect balances at June 30, 2008, were approximately $517 million. WTDirect currently features a high-interest savings account for depositors who maintain average daily balances of at least $10,000. We target WTDirect to the mass-affluent consumer market, and we have WTDirect depositors from all 50 states.

We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the Delaware Valley region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

Local CDs ≥ $100,000 by
Client Category
(Average Balances)	2008 Q2	2007 Q4	2007 Q2

Consumer banking clients	60%	54%	66%
DE commercial banking clients	7%	9%	8%
PA commercial banking clients	9%	10%	8%
Wealth Advisory Services clients	12%	15%	12%
Other clients	12%	12%	6%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Generally, we consider core deposit balances on average to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients may deposit large sums of cash near the ends of financial reporting periods. These deposits typically are noninterest-bearing demand deposits.

Core Deposits, on Average	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(In millions)

Noninterest-bearing demand deposits	$870.2	$702.6	$798.3	$725.6
Total core deposits	$5,377.5	$5,062.4	$5,269.1	$5,020.6

Core Deposits at Period End	At 6/30/08	At 12/31/07	At 6/30/07
	(In millions)

Noninterest-bearing demand deposits	$994.5	$966.2	$812.7
Total core deposits	$5,741.3	$5,465.5	$5,183.5

Other Regional Banking information

ATMs	At 6/30/08	At 12/31/07	At 6/30/07

Number of ATMs in Delaware	210	208	203
Total number of ATMs	254	255	249

Regional Banking profitability

Regional Banking’s profitability was slightly less than for prior periods, mainly because short-term market interest rates were 325 basis points, or 62%, lower at June 30, 2008, than at June 30, 2007. This decline compressed our net interest margin and caused net interest income to decrease, even though loan balances increased at a record pace. The higher loan loss provision also reduced profitability.

Regional Banking Profitability	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Segment operating net income (in millions)	$22.6	$34.1	$52.9	$66.4
Efficiency ratio	43.87%	39.90%	42.95%	41.39%
Profit margin	56.13%	60.10%	57.05%	58.61%

The favorable efficiency ratio of the Regional Banking business reflects how our funding strategy reduces the operating expenses associated with building and maintaining a large-scale branch office network outside of Delaware. For more information about this, read the discussions of deposits and funding in this report.

NET INTEREST INCOME

Although loan balances reached a record high, net interest income was lower than for prior periods because:

•	Reductions in short-term market interest rates compressed our net interest margin. For more information about this, read the following section on the net interest margin.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

•	The provision for loan losses increased. For more information about this, read the credit quality discussion in this report.

Net Interest Income	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions)

Interest income	$150.0	$180.8	$312.3	$360.9
Interest expense	64.8	88.0	140.2	177.2

Net interest income	$85.2	$92.8	$172.1	$183.7
Provision for loan losses	(18.5)	(6.5)	(28.4)	(10.1)

Net interest income (after provision)	$66.7	$86.3	$143.7	$173.6
Portion generated by Regional Banking[1]	95%	93%	94%	93%

1 Before the provision for loan losses.

We generate net interest income mainly through banking and funding activities. We attribute portions of net interest income to the Wealth Advisory Services and Corporate Client Services businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, refer to Note 14, “Segment reporting,” in this report.

NET INTEREST MARGIN

Compression in the net interest margin in the second quarter and first half of 2008 prevented record-high loan growth from translating into higher net interest income. Loan balances at June 30, 2008, were $1.0 billion higher than at June 30, 2007. In comparison, net interest income (before the provision for loan losses) for the first six months of 2008 was 6% lower than for the first six months of 2007.

Net Interest Margin	2008 Q2	2008 Q1	2007 Q4	2007 Q3	2007 Q2

Quarterly net interest margin	3.17%	3.37%	3.56%	3.73%	3.73%

Net Interest Margin	2008 YTD	2007 YTD

Year-to-date net interest margin	3.27%	3.70%

The net interest margin was compressed by the combination of substantial reductions in short-term interest rates and our asset-sensitive interest rate risk position:

•	Between late September 2007 and May 2008, the Federal Open Market Committee (FOMC) reduced rates seven times. At June 30, 2008, short-term market interest rates were 325 basis points lower than they were at June 30, 2007.

•	We are asset-sensitive because, when rates change, most of our loan repricing resets more quickly than our cost of funds. Most of our loans have floating rates that reprice within 30 days of a rate change, but it typically takes 90 to 120 days for the corresponding adjustments in deposit and other funding costs to occur. In a declining interest rate environment, this timing difference compresses the net interest margin, which historically has not stabilized until funding costs (rates on deposits and other liabilities) more closely match the yields on loans and other assets. The extent of the margin compression depends on the magnitude of rate changes and the pace at which they occur.

•	Following the rate reductions the FOMC began to implement in September 2007, most of the downward pricing adjustments on our loans began in the 2007 fourth quarter and continued in the first half of 2008. In

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

comparison, most of the corresponding decreases in funding costs did not begin until the 2008 first quarter, and continued to lag loan repricing for most of the second quarter.

Our asset sensitivity was evident in the disparity between the basis-point declines in the yield on earning assets and the cost of funds. Earning asset yields decreased much more rapidly.

Changes in Yields and Rates (In Basis Points)	2008 Q2 vs. 2007 Q4		2008 Q2 vs. 2007 Q2

Change in yield on total earning assets	(136	) bps	(167	) bps
Change in rate on total funds to support earning assets	(97	) bps	(111	) bps

We last lowered our prime lending rate on April 30, 2008, echoing the 25-basis-point reduction the FOMC made that day. Our prime lending rate serves as a point of reference for a substantial number of our commercial floating rate loans.

Wilmington Trust Prime Lending Rate	At 6/30/08	At 12/31/07	At 6/30/07

Prime lending rate (period end)	5.00%	7.25%	8.25%
Prime lending rate (on average)	5.08%	7.58%	8.25%

We estimate that each 25-basis-point drop in short-term rates causes a decrease in our net interest margin of approximately 3 basis points, and approximately $3 million in net interest income, over a 12-month period. The pressure on the margin is more dramatic immediately following a rate change, and then it moderates as liability rates reset.

Assuming no further rate reductions, we expect the pace of compression in the margin to slow substantially in the third quarter, and stabilize in the fourth quarter. A rising interest rate environment would accelerate the stabilization and potentially improve the margin. For more information about this, read the disclosures in this report about quantitative and qualitative market risk.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2008 Second Quarter			2007 Second Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Earning assets
Interest-bearing deposits in other banks	$63.1	$0.3	2.09%	$3.9	$0.1	8.32%
Federal funds sold and securities purchased under agreements to resell	38.0	0.2	2.01	33.6	0.4	4.82

Total short-term investments	101.1	0.5	2.06	37.5	0.5	5.18

U.S. Treasury	50.5	0.5	3.79	106.1	1.0	3.89
Government agencies	487.5	5.9	4.85	655.6	7.7	4.73
Obligations of state and political subdivisions	7.2	0.1	8.85	12.4	0.2	7.83
Preferred stock	54.1	1.1	7.88	68.8	1.4	8.03
Mortgage-backed securities	727.9	8.2	4.53	654.4	6.9	4.22
Other securities	355.8	3.8	4.34	384.5	6.1	6.31

Total investment securities	1,683.0	19.6	4.69	1,881.8	23.3	4.97

FHLB and FRB stock, at cost	26.5	0.2	3.00	7.1	0.1	7.33

Commercial, financial, and agricultural	2,765.4	40.9	5.94	2,500.1	49.3	7.90
Real estate – construction	1,837.1	24.6	5.38	1,696.7	36.2	8.56
Mortgage – commercial	1,654.1	24.1	5.87	1,376.9	27.5	8.02

Total commercial loans	6,256.6	89.6	5.76	5,573.7	113.0	8.13

Mortgage – residential	560.5	8.1	5.83	553.9	8.1	5.87
Consumer loans	1,729.8	27.3	6.34	1,503.9	27.9	7.44
Loans secured with liquid collateral	539.0	5.5	4.09	524.8	8.9	6.83

Total retail loans	2,829.3	40.9	5.81	2,582.6	44.9	6.98

Total loans net of unearned income	9,085.9	130.5	5.77	8,156.3	157.9	7.77

Total earning assets at historical cost	$10,896.5	$150.8	5.56%	$10,082.7	$181.8	7.23%

Fair value adjustment on investment securities available for sale	(84.5)			(22.8)

Total earning assets	$10,812.0			$10,059.9

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

	2008 Second Quarter			2007 Second Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Funds supporting earning assets
Savings	$795.2	$4.3	2.17%	$463.4	$2.4	2.07%
Interest-bearing demand	2,417.0	4.5	0.75	2,454.7	8.8	1.44
Certificates under $100,000	988.2	9.0	3.64	1,014.5	11.2	4.45
Local certificates $100,000 and over	306.9	2.9	3.82	427.2	4.9	4.55

Total core interest-bearing deposits	4,507.3	20.7	1.85	4,359.8	27.3	2.51
National certificates $100,000 and over	2,719.2	23.9	3.53	2,853.8	38.5	5.40

Total interest-bearing deposits	7,226.5	44.6	2.48	7,213.6	65.8	3.66

Federal funds purchased and securities sold under agreements to repurchase	1,847.9	10.8	2.35	1,270.0	15.3	4.83
U.S. Treasury demand deposits	11.6	0.1	1.94	10.4	0.1	5.11
Line of credit and other debt	50.1	0.9	7.13	83.2	1.9	9.09

Total short-term borrowings	1,909.6	11.8	2.47	1,363.6	17.3	5.09

Long-term debt	467.4	8.4	7.25	307.3	4.9	6.43

Total interest-bearing liabilities	9,603.5	64.8	2.71	8,884.5	88.0	3.97

Other noninterest funds	1,293.0	—	—	1,198.2	—	—

Total funds used to support earning assets	$10,896.5	$64.8	2.39%	$10,082.7	$88.0	3.50%

Net interest income/margin		86.0	3.17%		93.8	3.73%
Tax-equivalent adjustment		(0.8)			(1.0)

Net interest income		$85.2			$92.8

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME

	Year-to-Date 2008			Year-to-Date 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Earning assets
Interest-bearing deposits in other banks	$33.2	$0.4	2.30%	$4.9	$0.2	7.37%
Federal funds sold and securities purchased under agreements to resell	36.5	0.5	2.55	42.5	1.0	4.84

Total short-term investments	69.7	0.9	2.44	47.4	1.2	5.10

U.S. Treasury	55.3	1.1	3.93	115.6	2.3	4.01
Government agencies	515.1	12.5	4.89	694.1	16.2	4.71
Obligations of state and political subdivisions	10.7	0.4	7.73	10.6	0.4	8.31
Preferred stock	54.2	2.1	7.88	76.7	2.9	7.74
Mortgage-backed securities	732.3	16.3	4.48	673.0	14.3	4.23
Other securities	359.1	8.9	4.99	384.0	12.0	6.30

Total investment securities	1,726.7	41.3	4.82	1,954.0	48.1	4.96

FHLB and FRB stock, at cost	24.4	0.5	4.09	7.1	0.2	6.33

Commercial, financial, and agricultural	2,683.8	83.8	6.28	2,483.3	98.1	7.97
Real estate – construction	1,821.0	53.9	5.95	1,683.3	71.6	8.58
Mortgage – commercial	1,591.1	49.7	6.28	1,358.5	54.1	8.03

Total commercial loans	6,095.9	187.4	6.18	5,525.1	223.8	8.17

Mortgage – residential	561.6	16.3	5.82	548.0	16.1	5.91
Consumer loans	1,691.4	55.7	6.62	1,508.1	55.5	7.42
Loans secured with liquid collateral	512.4	11.8	4.65	533.2	18.0	6.82

Total retail loans	2,765.4	83.8	6.10	2,589.3	89.6	6.98

Total loans net of unearned income	8,861.3	271.2	6.15	8,114.4	313.4	7.79

Total earning assets at historical cost	$10,682.1	$313.9	5.91%	$10,122.9	$362.9	7.23%

Fair value adjustment on investment securities available for sale	(54.5)			(25.5)

Total earning assets	$10,627.6			$10,097.4

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

	Year-to-Date 2008			Year-to-Date 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Funds supporting earning assets
Savings	$755.0	$9.0	2.39%	$414.7	$3.5	1.73%
Interest-bearing demand	2,392.6	10.7	0.90	2,424.2	17.5	1.45
Certificates under $100,000	1,002.1	19.5	3.91	1,013.7	22.1	4.40
Local certificates $100,000 and over	321.1	6.6	4.15	442.4	10.5	4.79

Total core interest-bearing deposits	4,470.8	45.8	2.06	4,295.0	53.6	2.52
National certificates $100,000 and over	2,744.8	54.5	3.99	2,922.6	78.5	5.42

Total interest-bearing deposits	7,215.6	100.3	2.79	7,217.6	132.1	3.69

Federal funds purchased and securities sold under agreements to repurchase	1,736.7	23.8	2.77	1,288.3	31.3	4.90
U.S. Treasury demand deposits	12.2	0.2	2.52	7.9	0.2	5.08
Line of credit and other debt	93.2	3.3	7.09	47.7	2.1	8.69

Total short-term borrowings	1,842.1	27.3	2.98	1,343.9	33.6	5.03

Long-term debt	367.8	12.6	6.90	347.8	11.5	6.67

Total interest-bearing liabilities	9,425.5	140.2	2.99	8,909.3	177.2	4.01

Other noninterest funds	1,256.6	—	—	1,213.6	—	—

Total funds used to support earning assets	$10,682.1	$140.2	2.64%	$10,122.9	$177.2	3.53%

Net interest income/margin		173.7	3.27%		185.7	3.70%
Tax-equivalent adjustment		(1.6)			(2.0)

Net interest income		$172.1			$183.7

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008/2007			2008/2007
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total
	(In millions)

Interest income:
Interest-bearing deposits in other banks	$1.2	$(1.0)	$0.2	$1.0	$(0.8)	$0.2
Federal funds sold and securities purchased under agreements to resell	0.1	(0.3)	(0.2)	(0.1)	(0.4)	(0.5)

Total short-term investments	1.3	(1.3)	—	0.9	(1.2)	(0.3)

U.S. Treasury	(0.5)	—	(0.5)	(1.2)	—	(1.2)
Government Agencies	(2.0)	0.2	(1.8)	(4.2)	0.5	(3.7)
Obligations of state and political subdivisions*	(0.1)	—	(0.1)	—	—	—
Preferred stock*	(0.3)	—	(0.3)	(0.9)	0.1	(0.8)
Mortgage-backed securities	0.8	0.5	1.3	1.2	0.8	2.0
Other securities*	(0.5)	(1.8)	(2.3)	(0.8)	(2.3)	(3.1)

Total investment securities	(2.6)	(1.1)	(3.7)	(5.9)	(0.9)	(6.8)

FHLB and FRB stock, at cost	0.4	(0.3)	0.1	0.5	(0.2)	0.3

Commercial, financial, and agricultural*	5.2	(13.6)	(8.4)	7.9	(22.2)	(14.3)
Real estate – construction	3.0	(14.6)	(11.6)	5.9	(23.6)	(17.7)
Mortgage – commercial*	5.5	(8.9)	(3.4)	9.3	(13.7)	(4.4)

Total commercial loans	13.7	(37.1)	(23.4)	23.1	(59.5)	(36.4)

Mortgage – residential	0.1	(0.1)	—	0.4	(0.2)	0.2
Consumer loans	4.2	(4.8)	(0.6)	6.8	(6.6)	0.2
Loans secured with liquid collateral	0.2	(3.6)	(3.4)	(0.7)	(5.5)	(6.2)

Total retail loans	4.5	(8.5)	(4.0)	6.5	(12.3)	(5.8)

Total loans net of unearned income	18.2	(45.6)	(27.4)	29.6	(71.8)	(42.2)

Total interest income	$17.3	$(48.3)	$(31.0)	$25.1	$(74.1)	$(49.0)

Interest expense:
Savings	$1.7	$0.2	$1.9	$2.9	$2.6	$5.5
Interest-bearing demand	(0.1)	(4.2)	(4.3)	(0.2)	(6.6)	(6.8)
Certificates under $100,000	(0.3)	(1.9)	(2.2)	(0.3)	(2.3)	(2.6)
Local certificates $100,000 and over	(1.4)	(0.6)	(2.0)	(2.9)	(1.0)	(3.9)

Total core interest-bearing deposits	(0.1)	(6.5)	(6.6)	(0.5)	(7.3)	(7.8)

National certificates $100,000 and over	(1.8)	(12.8)	(14.6)	(4.8)	(19.2)	(24.0)

Total interest-bearing deposits	(1.9)	(19.3)	(21.2)	(5.3)	(26.5)	(31.8)

Federal funds purchased and securities sold under agreements to repurchase	6.9	(11.4)	(4.5)	10.9	(18.4)	(7.5)
U.S. Treasury demand deposits	—	—	—	0.1	(0.1)	—
Line of credit and other debt	(0.7)	(0.3)	(1.0)	2.0	(0.8)	1.2

Total short-term borrowings	6.2	(11.7)	(5.5)	13.0	(19.3)	(6.3)
Long-term debt	2.6	0.9	3.5	0.7	0.4	1.1

Total interest expense	$6.9	$(30.1)	$(23.2)	$8.4	$(45.4)	$(37.0)

Changes in net interest income	$10.4	$(18.2)	$(7.8)	$16.7	$(28.7)	$(12.0)

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.
[1]	We define changes attributable to volume as a change in average balance multiplied by the prior year’s rate.
[2]	We define changes attributable to rate as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NONINTEREST INCOME

Noninterest income accounted for a higher percentage of total revenue for the second quarter and first six months of 2007, but the total amount of noninterest income was lower than for the corresponding periods in 2007 because, in the 2008 second quarter:

•	The write-down of preferred stocks in our investment securities portfolio caused us to record a securities loss.

•	At Cramer Rosenthal McGlynn, performance fees were lower and equity market volatility reduced valuations of assets under management, which reduced the revenue contribution from that firm.

•	We recorded a $1.1 million loss associated with Roxbury Capital Management.

Noninterest Income	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions)

Wealth Advisory Services (WAS) revenue	$57.8	$53.4	$113.6	$104.9
Corporate Client Services (CCS) revenue	31.7	24.8	57.7	48.8
Affiliate money manager revenue	4.4	6.5	8.7	11.3
Amortization of affiliate intangibles	(2.0)	(1.1)	(3.3)	(2.2)
Service charges on deposit accounts	7.5	7.0	15.0	13.8
Other noninterest income	6.3	6.2	16.7	11.7
Securities (losses)/gains	(12.5)	0.1	(12.5)	0.1
Total noninterest income	$93.2	$96.9	$195.9	$188.4
Portion provided by WAS revenue	62%	55%	58%	56%
Portion provided by CCS revenue	34%	26%	29%	26%

The 2008 second quarter included two months of revenue and expenses associated with the acquisition of AST Capital Trust Company (AST), which we completed on April 30, 2008. We record most of the revenue from this acquisition as CCS retirement services revenue. We record the remainder in WAS trust and investment advisory revenue.

THE CORPORATE CLIENT SERVICES BUSINESS

We report Corporate Client Services (CCS) revenue in four categories:

1. Capital markets revenue.  These fees are based on the complexity of trust and administrative services we provide, not on asset valuations. We perform most of these services under multiyear contracts.

2. Entity management revenue.  These fees are based on the complexity of corporate governance and administrative services we provide for special purpose entities in preferred jurisdictions. These fees are not tied to asset valuations.

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
Form 10-Q for the three and six months ended June 30, 2008

We do not:

•	Have credit risk exposure to large capital markets transactions.
•	Own the assets or entities for which we serve as trustee or administrator.
•	Record these assets on our balance sheet.
•	Consolidate these entities.
•	Issue, underwrite, set pricing, or establish valuations for the financing structures we support.

CCS in the second quarter and first six months of 2008

CCS revenue was 28% higher for the 2008 second quarter, and 18% higher year-to-date, than for the corresponding periods in 2007. All components of CCS recorded revenue increases, as:

•	Product diversity helped offset general weakness in the structured finance market.

•	Business activity in Europe generated higher entity management revenue.

•	The AST acquisition boosted retirement services revenue.

•	We continued to develop more institutional investment and cash management business.

Corporate Client Services Revenue	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(In millions)

Capital markets services	$12.2	$11.2	$23.8	$21.4
Entity management services	8.6	7.4	16.4	14.5
Retirement services	7.5	3.2	10.7	6.6
Institutional investment/cash management services	3.4	3.0	6.8	6.3

Total Corporate Client Services revenue	$31.7	$24.8	$57.7	$48.8

Revenue from capital markets services rose 9% for the quarter and 11% year-to-date, even though the overall volume of activity in the market was significantly lower than in 2007 and prior years. We were able to grow capital markets revenue because:

•	We offer a diversified mix of products.

•	There is a degree of counter-cyclicality in the capital markets services we offer, which include trust and administrative services for defaults, restructurings, and bankruptcies.

The major drivers of capital markets revenue growth in the second quarter and first half of 2008 were services that support tender option bonds, repackaged municipal and corporate debt, defaults and bankruptcies, and escrow administration.

Some of the ABS transactions for which CCS provides trust and administrative services hold a blend of prime and subprime residential mortgages. As a service provider, our involvement in these transactions is defined contractually. We do not underwrite or issue these instruments, nor do we have any associated balance sheet or credit risk. The lack of ABS activity affects the pace of capital markets revenue growth. For the second quarter and first half of 2008, fees for these services amounted to approximately $1.3 million and $2.5 million, respectively, or approximately 4% of total CCS revenue.

In the entity management component, the revenue increases reflected business development in Europe and the Luxembourg acquisition we completed in June 2007. In addition, in May 2008, we strengthened our presence in Europe and gained jurisdictional capabilities in The Netherlands by forming an alliance with ANT-Trust, an independent, Amsterdam-based supplier of corporate trust and administrative services.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

In the retirement services component, the two months of revenue from AST more than offset the impact on fees from financial market volatility that reduced the valuations of some client retirement plan assets. The portion of retirement services fees that are based on market valuations was 77% for the second quarter of 2008, and 72% for the first six months of 2008.

Most CCS investment and cash management services are for short-term investments, and revenue from these services can fluctuate from period to period. For the second quarter and first six months of 2008, approximately 33% of this revenue was tied to U.S. investment grade fixed income securities. The remainder was based on money market fund balances.

CCS and Bear Stearns

Bear Stearns hired us in early 2008 to serve as trustee for The Bear Stearns Companies Inc. 2008 Trust, into which approximately 27.3 million shares of Bear Stearns Company common stock had been contributed for certain compensation plans. When JPMorgan Chase & Co. completed its acquisition of Bear Stearns on May 30, 2008, these shares were converted to JPMorgan Chase & Co. common stock.

We do not own these shares. They are held by the trust, not in our investment securities portfolio.

As trustee, we provide custody and other administrative services that support this trust. The nature and extent of the services we provide are directed by the client (JPMorgan Chase) and specified in the legal documents that govern this trust.

Our fee for serving as trustee on this engagement is less than $500,000 per year. Our fee consists of a base (flat) fee plus a basis-point fee that is tied to the market valuation of the shares held in the trust. In other words, the base fee serves as a “floor” below which our fee will not drop. Fluctuations in the market value of the shares held in the trust could increase or decrease the revenue we receive from this engagement, because a portion, but not all, of that revenue is based on market valuations.

Since this engagement was new in 2008, no periods prior to 2008 included any revenue from this engagement.

Corporate Client Services profitability

CCS profitability was lower than for prior periods because 2007 results did not reflect:

•	Expenses associated with the AST acquisition, which was completed on April 30, 2008.

•	Expenses associated with the Luxembourg acquisition until the third quarter of 2007.

Corporate Client Services Profitability	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Segment operating net income (in millions)	$3.9	$5.6	$9.2	$10.5
Efficiency ratio	83.05%	71.43%	79.21%	71.28%
Profit margin	16.95%	28.57%	20.79%	28.72%

THE WEALTH ADVISORY SERVICES BUSINESS

We report Wealth Advisory Services (WAS) revenue in three categories:

1. Trust and investment advisory revenue. This is the portion of WAS revenue that is generated by our core asset management, asset allocation, and trust management services. Trust and investment advisory fees

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

are based on the market valuations of client assets we manage, direct, or hold in custody, and the valuations are tied to movements in the financial markets.

Assets we manage for clients include equities, fixed income instruments, cash and cash equivalents, and other assets. Depending on the mix of assets in client accounts, changes in trust and investment advisory revenue may or may not correspond with changes in financial markets such as the Dow Jones Industrial Average, the Standard & Poor’s 500 (S&P 500), NASDAQ, or other markets. For more information about this, read the assets under management section of this report.

2. Planning and other services revenue. This revenue is from family office, financial planning, estate settlement, tax, and other services. Fees for these services are based on the level and complexity of the services we provide, not on the valuations of the assets we manage or hold in custody. In some cases, these fees are based on the client’s annual income. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.

3. Mutual fund revenue. This revenue is tied primarily to money market mutual fund and cash balances, and does not reflect equity market movements.

WAS in the second quarter and first six months of 2008

WAS revenue was 8% higher for the second quarter and first six months of 2008 than for the corresponding year-ago periods. This growth was due largely to business from our family office practice and our expansion into New England, which began in June 2007 when we opened an office in Boston.

Wealth Advisory Services Revenue	2008 Q2	2007 Q2	2008 YTD	2007 YTD
		(In millions)

Trust and investment advisory fees	$40.2	$38.4	$79.5	$75.4
Planning and other services fees	11.2	9.9	21.3	19.4
Mutual fund fees	6.4	5.1	12.8	10.1

Total Wealth Advisory Services revenue	$57.8	$53.4	$113.6	$104.9

Revenue from WAS trust and investment advisory services was 5% higher for the quarter and on a year-to-date basis on the strength of new business, especially from the New England market. The full effect of this revenue growth was masked by equity market declines in the corresponding periods, as the following comparison with the S&P 500 illustrates:

Trust and investment advisory revenue vs. S&P 500	2008 Q2 vs. 2008 Q1	2008 YTD vs. 2007 YTD

Change in WAS trust and investment advisory revenue	3%	5%
Change in S&P 500	(3)%	(15)%

We use the S&P 500 as a benchmark for comparison because its composition mirrors, to a large extent, the mix of equities in our clients’ portfolios.

WAS sales (new business, annualized) were lower than for the corresponding year-ago periods, mainly because we recorded several very large family office fees early in 2007. Fees for family office services can vary widely, and some fees may be nonrecurring, which causes revenue from these services to fluctuate from period to period.

The percentage of new business from markets outside the mid-Atlantic region was higher than for prior periods. This reflected the inroads we are making in the markets in which we have been expanding and adding staff in recent years.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Total WAS Sales[1]	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Percentage from family wealth services[2]	45%	45%	47%	51%
Percentage from mid-Atlantic market clients[3]	23%	29%	22%	24%
Percentage from national market clients[4]	32%	26%	31%	25%
Total WAS sales (in millions)	$6.0	$6.3	$11.5	$12.4

[1]	New business, annualized.
[2]	Includes clients throughout the United States with liquid assets of $100 million or more.
[3]	Includes clients in Delaware, Maryland, New Jersey, and Pennsylvania.
[4]	Includes clients in California, Florida, Georgia, Massachusetts, and New York, and clients from throughout the United States whose accounts are located in and serviced from Delaware. These clients choose to establish accounts in Delaware to benefit from Delaware’s trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states.

Wealth Advisory Services profitability

WAS profitability decreased from prior periods mainly because WAS results did not include expenses associated with the Boston office until the third quarter of 2007.

Wealth Advisory Services Profitability	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Segment operating net income (in millions)	$4.8	$7.5	$9.6	$12.2
Efficiency ratio	84.81%	78.15%	85.44%	82.18%
Profit margin	15.19%	21.85%	14.56%	17.82%

ASSETS UNDER MANAGEMENT AND ADMINISTRATION AT WILMINGTON TRUST

Assets under management (AUM) are assets for which we make investment decisions on behalf of clients. Most of the clients who use our asset management services are WAS clients.

Assets under administration (AUA) are assets we hold in custody or for which we serve as fiduciary on behalf of clients. Most of these assets are from CCS retirement services clients.

Client Assets at Wilmington Trust[1]	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07
	(In billions)

Assets under management	$37.5	$35.0	$35.9	$33.2
Assets under administration	109.1	85.7	88.4	86.9

Total client assets at Wilmington Trust	$146.6	$120.7	$124.3	$120.1

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

	At 6/30/08		At 12/31/07		At 6/30/07
Assets Under Management by Business Line[1]	Amount	Percent	Amount	Percent	Amount	Percent
	(In billions)

Wealth Advisory Services	$33.0	88%	$32.9	92%	$26.8	81%
Corporate Client Services	4.5	12%	3.0	8%	6.4	19%

Total	$37.5		$35.9		$33.2

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

Investment Mix of Wilmington Trust Managed Assets[1]	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Equities	44%	45%	47%	49%
Fixed income	24%	23%	23%	22%
Cash and cash equivalents	18%	18%	15%	16%
Other assets	14%	14%	15%	13%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

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

We believe that changes in revenue, rather than changes in AUM or AUA, are better indicators of trends in the WAS and CCS businesses because:

•	Asset management is only one of the wealth management services we offer, and only a portion of WAS revenue — trust and investment advisory revenue — is based on asset valuations.

•	WAS and CCS revenue may include fees for direction trust services, but direction trust assets are not included in our AUM or AUA amounts. Direction trusts, which are not permitted in all states, allow clients to have their assets and fiduciary matters managed separately by different providers.

•	In the CCS business, except for revenue from investment and cash management services, the majority of revenue is generated on a fee-for-service basis regardless of the value of any associated asset.

•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.

For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.

AFFILIATE MONEY MANAGERS

We have ownership positions in two money management firms:

•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York; and

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

•	Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.

Affiliate Money Manager Revenue	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(In millions)

Total revenue from affiliate money managers (net of expenses)	$4.4	$6.5	$8.7	$11.3

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

CRAMER ROSENTHAL MCGLYNN (CRM)

Business inflows at CRM remained strong. Managed asset levels increased 2% during the 2008 second quarter, but were lower than at end of the year-ago second quarter because equity market volatility reduced the market valuations of assets held in clients’ portfolios. This, in turn, reduced the revenue contribution from CRM. The lower levels of revenue from CRM also reflected lower performance fees the firm earned on its real estate hedge fund investments.

Revenue from Cramer Rosenthal McGlynn	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Revenue (In millions, net of expenses)	$5.5	$6.3	$9.5	$11.0

Cramer Rosenthal McGlynn	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Assets under management (in millions)	$11,154.1	$10,891.1	$11,417.3	$11,928.7
Wilmington Trust’s ownership position	80.99%	82.41%	82.41%	82.41%

Some CRM managers exercised their CRM stock options during the 2008 second quarter, which is why our ownership position declined slightly.

ROXBURY CAPITAL MANAGEMENT (RCM)

Like most growth-style managers, RCM has faced a difficult operating environment in recent years, due to the collapse of the technology stock bubble and continued volatility in equity markets. Amid this environment, RCM has developed and launched several new products recently. The new products are attracting assets, and early performance indicators are positive, but the new products are not yet at a stage in their life cycles where they are strong enough to counter asset declines in RCM’s mid-cap fund.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

This was evident in RCM’s managed asset levels, which were lower than at the end of the year-ago second quarter and the end of 2007, but slightly higher at June 30, 2008, than at March 31, 2008. This improvement, however, was not strong enough to prevent RCM from recording a loss for the 2008 second quarter.

As RCM continues to adapt to market changes, we remain confident in the firm’s leadership and long-term prospects for profitability.

Revenue from Roxbury Capital Management	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Revenue (in millions, net of expenses)	$(1.1)	$0.2	$(0.8)	$0.3

Roxbury Capital Management	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Assets under management (in millions)	$2,062.3	$2,061.7	$2,466.0	$3,005.3
Wilmington Trust’s ownership position
Ownership of preferred profits	30%	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%	41.23%

In the 2008 second quarter, the combination of RCM’s asset declines, lower-than-expected operating performance and near-term projections, and the anticipated second quarter loss triggered the need for goodwill impairment testing under GAAP. The results of this test, which was conducted by Berkshire Capital Securities LLC, determined that the value of our investment in RCM had declined from $89.1 million to $22.2 million. We recorded this $66.9 million decrease in valuation as a non-cash impairment charge (expense) for the 2008 second quarter. The impairment did not affect our capital ratios or our ownership position in RCM.

Our agreement with RCM includes provisions that permit some of the firm’s portfolio managers to put (relinquish) their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are in addition to our equity ownership position in RCM. The exercises of these puts add to the revenue we receive from RCM. On April 1, 2008, principals of RCM’s office in Portland, Oregon, put approximately $14.3 million of their Class B interests to us. Since the revenue we receive from RCM increases when these puts are exercised, the put activity in the second quarter of 2008 helped offset the impact of RCM’s second quarter loss on its revenue contribution to us.

COMBINED AUM AT WILMINGTON TRUST AND AFFILIATE MONEY MANAGERS

Changes in AUM at Wilmington Trust do not necessarily reflect business inflows or outflows, as noted earlier. In contrast, at the affiliate money managers, managed asset levels reflect business flows as well as financial market movements. On a combined basis, total assets under management at Wilmington Trust and the affiliate money managers were 6% higher than at March 31, 2008, and at June 30, 2007.

Assets Under Management	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07
	(In billions)

Wilmington Trust[1]	$37.5	$35.0	$35.9	$33.2
Cramer Rosenthal McGlynn	11.2	10.9	11.4	11.9
Roxbury Capital Management	2.1	2.1	2.5	3.0

Total assets under management	$50.8	$48.0	$49.8	$48.1

[1]	Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

NONINTEREST EXPENSE

On a GAAP basis, expenses were significantly higher than for prior periods because of the $66.9 million impairment charge we recorded against the valuation of our investment in RCM.

On an operating basis, expenses were 15% higher than for the year-ago second quarter, and 10% higher on a year-to-date basis. These increases were due to expansion-related costs that were not fully evident in the corresponding year-ago periods, including:

•	The acquisitions in June 2007 in Boston and Luxembourg.

•	Regional Banking staff additions, primarily in the Baltimore market, made toward the end of 2007.

•	The AST acquisition on April 30, 2008, which added 170 staff members.

Staffing-related costs continued to constitute our single largest concentration of expenses.

Noninterest Expenses (operating basis)	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions)

Full-time-equivalent staff members	2,879	2,597	2,879	2,597
Salaries and wages expense	$48.3	$41.9	$94.0	$83.7
Incentives and bonuses expense	13.2	11.4	27.7	25.4
Employment benefits expense	12.4	11.5	26.7	26.2

Total staffing-related expense	$73.9	$64.8	$148.4	$135.3
Total noninterest operating expenses	$121.6	$106.0	$237.1	$216.4
Staffing-related expense as a percentage of total expenses	61%	61%	63%	63%

In other categories of noninterest expense:

•	Increases in servicing and consulting fees and subadvisor expense were associated primarily with AST.

•	Increases in legal expense were associated with ongoing litigation as well as commercial loan recovery and foreclosure activities. For more information about these activities, read the credit quality discussion in this report.

INCOME TAXES

On a GAAP basis, income tax expense and the effective tax rate changed from prior periods primarily because of:

•	The non-cash impairment write-down of the valuation of our investment in RCM.

•	Changes to tax reserves and state income tax rates.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Income Taxes and Tax Rate	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions)

Pre-tax (loss)/income	$(28.6)	$77.2	$35.6	$145.6
Income tax (benefit)/expense	$(9.3)	$28.3	$13.4	$53.1
Effective tax rate	32.52%	36.66%	37.64%	36.47%

On an operating basis, our effective tax rate was 36.74% for the second quarter of 2008 and 35.97% for the first six months of 2008.

CAPITAL RESOURCES

Our capital position remained strong in the first six months of 2008, even though net income was lower, due mainly to:

•	The reduction in net interest income due to compression in the net interest margin.

•	The $66.9 million non-cash impairment charge (expense) against the valuation of our investment in RCM.

•	The investment securities impairment of $12.6 million.

These factors reduced stockholders’ equity, the return on stockholders’ equity, and the return on assets.

	Six Months Ended	Year Ended	Six Months Ended
Capital Strength	6/30/08	12/31/07	6/30/07
	(Dollars in millions)

Stockholders’ equity (period end)	$1,066.4	$1,120.3	$1,072.1
Stockholders’ equity (on average)	$1,122.4	$1,091.0	$1,091.3
Return on average stockholders’ equity (annualized)	3.92%	16.68%	16.96%
Return on average assets (annualized)	0.38%	1.65%	1.69%
Capital generation ratio (annualized)	(4.23)%	8.69%	9.06%
Dividend payout ratio (operating basis)	62.26%	49.40%	48.58%

On an operating basis, the declines in the returns on stockholders’ equity and assets were much less severe, but the lower levels of net income still reduced these ratios from prior periods.

	Six Months Ended	Year Ended	Six Months Ended
Capital Strength (operating basis)	6/30/08	12/31/07	6/30/07
	(Dollars in millions)

Return on average stockholders’ equity (annualized)	13.12%	16.68%	16.96%
Return on average assets (annualized)	1.27%	1.65%	1.69%

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

All regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution, as the following table shows. The AST acquisition, which was an all-cash transaction, was the main cause of the decline in Tier 1 risk-based capital from year-end 2007.

	At	At	Minimum to be	Minimum to be
Regulatory Capital Ratios	6/30/08	12/31/07	Adequately Capitalized	Well Capitalized

Total risk-based capital	11.14%	11.21%	8%	10%
Tier 1 risk-based capital	6.74%	7.73%	4%	6%
Tier 1 leverage capital	6.45%	7.18%	4%	5%

The Federal Reserve’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital requirements,” in our 2007 Annual Report to Shareholders.

Changes to capital

During the first six months of 2008, we added $42.4 million to capital, which consisted of:

•	$21.9 million of net income.

•	$8.7 million of derivative gains included in other comprehensive income, net of taxes.

•	$6.7 million from common stock issued under employment benefit plans.

•	A credit to capital surplus of $4.2 million of stock-based compensation expense, net of taxes.

•	$0.4 million in adjustments to minimum pension, supplemental executive retirement plan, and postretirement benefits plan liabilities, net of taxes.

•	$0.3 million in foreign currency adjustments.

•	A reclassification adjustment of $0.2 million in derivative costs, net of taxes.

Offsetting these additions was a $96.3 million reduction in capital, which consisted of:

•	$45.8 million in unrealized losses on securities, net of taxes.

•	$45.7 million of dividends paid.

•	A $3.1 million reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes.

•	$1.7 million for the acquisition of treasury shares.

We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with existing and impending regulatory requirements, and provide for future growth. We review our capital position and make adjustments as needed to ensure we can achieve these goals.

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Share repurchase program

Our current share repurchase plan, which was authorized by our Board of Directors in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust stock. Our share repurchase activity reflects how we choose to deploy capital, and is not driven solely by share price.

During the first six months of 2008, we did not repurchase any of our shares under this program, mainly because:

•	The May 1, 2008, maturity of an aggregate principal amount of $125 million in subordinated long-term debt was approaching.

•	The all-cash purchase of AST Capital Trust Company was pending.

•	Our goal is to maintain capital ratios that exceed the federal minimums for well-capitalized institutions.

•	We opted to retain capital to fund loan growth, which was higher than anticipated.

Current 8-Million-Share Repurchase Plan Activity	2008 Q2	2007 Q4	2007 Q2

Number of shares repurchased	—	600,000	1,000,000
Average price per share repurchased	$—	$35.70	$42.22
Total cost of shares repurchased	$—	$21,446,761	$42,218,160
Total shares purchased under current plan	3,043,796	3,043,796	2,043,796
Shares available for repurchase at period end	4,956,204	4,956,204	5,956,204

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

One of the tools we use to manage the risk of having insufficient liquidity is a wholesale funding coverage ratio (formerly the funds-at-risk ratio), which expresses liquid assets and other dedicated funding sources as a percentage of wholesale liabilities in three-month, six-month, and one-year time horizons.

Factors or conditions that could affect our liquidity include changes in the types of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit ratings. A significant

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

Liquidity in the first six months of 2008

At June 30, 2008, we were operating within Level 1 parameters (the level with the least risk) of our liquidity management policy. Our wholesale funding average ratio also placed our liquidity position within Level 1 parameters. We have maintained a Level 1 position since the levels were established in 2004.

Our credit ratings remained favorable. The ratings of Wilmington Trust Corporation and Wilmington Trust Company were reaffirmed by Standard & Poor’s on January 15, 2008, and by Moody’s Investors Service on February 29, 2008. Fitch Ratings last reaffirmed our ratings in August 2007. Our long-term credit ratings have been investment grade since 1998, when they were first issued.

Moody’s
	Fitch	Investors	Standard &
Wilmington Trust Corporation	Ratings[1]	Service[2]	Poor’s3

Outlook	Stable	Stable	Stable
Issuer rating (long-term/short-term)	A+/F1	A2/ *	A-/A-2
Subordinated debt	A	A3	BBB+

Moody’s
	Fitch	Investors	Standard &
Wilmington Trust Company	Ratings[1]	Service[2]	Poor’s3

Outlook	Stable	Stable	Stable
Bank financial strength	A/B	B-	*
Issuer rating (long-term/short-term)	A+/F1	A1	A/A-1
Bank deposits (long-term/short-term)	AA-/*	A1/P-1	A/A-1

*	No rating in this category
[1]	As of August 2007
[2]	As of February 2008
[3]	As of January 2008

Our sources of liquidity remained diversified.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Sources of Liquidity	At 6/30/08	At 12/31/07
	(In millions)

Core deposit balances	$5,741.3	$5,465.5
National CDs ≥ $100,000	2,874.4	2,392.0
Short-term borrowings	1,775.7	1,992.1
Long-term debt	467.8	267.8
Stockholders’ equity	1,066.4	1,120.3
Investment securities	1,526.6	1,846.8
Borrowing capacity from lines of credit with U.S. financial institutions	90.0	85.0
Borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB)[1]	311.0	445.0

Total	$13,853.2	$13,614.5

[1]	As of March 31, 2008, and December 31, 2007, respectively. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. Wilmington Trust Company and Wilmington Trust of Pennsylvania are FHLB members.

At June 30, 2008, our long-term debt included:

•	An aggregate principal amount of $250.0 million in 10-year, 4.875% subordinated notes that mature on April 15, 2013.

•	An aggregate principal amount of $200.0 million of 10-year, 8.50% subordinated notes that mature on April 2, 2018. We issued these notes on April 1, 2008, under a registration statement and prospectus initially filed with the SEC on November 29, 2007, and under a prospectus supplement filed with the SEC on March 28, 2008. We used part of the proceeds of this offering to repay debt that matured on May 1, 2008, and to fund, in part, our acquisition of AST Capital Trust Company. We intend to use the remaining proceeds for general corporate purposes.

For more information about our long-term debt, read Note 11, “Borrowings,” in this report.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for Cramer Rosenthal McGlynn (CRM). At June 30, 2008, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 80.99%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 2, 2008.

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
Form 10-Q for the three and six months ended June 30, 2008

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

Funding in the first six months of 2008

During the first six months of 2008, core deposits (demand deposits, interest-bearing demand deposits, time deposits, and local CDs ≥ $100,000) continued to be our primary source of funding.

Funding (On Average)	2008 Q2	2007 Q4	2007 Q2

Percentage from core deposits	54%	54%	58%
Percentage from national funding	27%	25%	27%
Percentage from short-term borrowings	19%	21%	15%
Loan-to-deposit ratio	1.12%	1.12%	1.10%

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

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

The assets on our balance sheet consist primarily of loans and investment securities, which we discuss elsewhere in this report. At June 30, 2008, loans accounted for 76% of our assets, and most of our asset quality remained tied to loan, or credit, quality.

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

We regard net charge-offs as the primary indicator of credit quality.

Credit quality in the second quarter of 2008

No negative systemic credit quality trends emerged during the second quarter. While net charge-offs and some categories of nonperforming assets were higher in the 2008 second quarter than for prior periods, fewer than 15 loans accounted for these increases. The most significant changes were in nonaccruing loans, renegotiated loans, other real estate owned (OREO), and net charge-offs.

Nonperforming assets

In the 2008 second quarter, we transferred two large loans from renegotiated to nonaccruing status. As a result, nonaccruing loans were $18.2 million higher than at the end of the 2008 first quarter, but renegotiated loans were $23.9 million lower. At 95 basis points, the nonperforming asset ratio was the same as at year-end 2007.

The renegotiated loans transferred to nonaccruing status during the 2008 second quarter were:

•	A commercial construction loan for a single family/townhome development in Sussex County, Delaware. This loan was renegotiated in the third quarter of 2007. In the second quarter of 2008, approximately $16.0 million of this loan was transferred from renegotiated to nonaccruing status, and approximately $3.6 million was charged off.

•	A retail loan to an individual.

Nonaccruing loans also included three loans that were transferred from performing status in the 2008 second quarter:

•	A commercial loan to a textile manufacturer. Approximately $1.8 million associated with this loan was charged off during the 2008 second quarter.

•	A commercial loan to a sports equipment retailer.

•	A commercial construction loan for a health club in Ocean City, Maryland.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Nonperforming Assets	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Nonaccruing loans:
Commercial, financial, and agricultural	$27.0	$25.6	$23.8	$11.0
Commercial real estate – construction	22.6	9.9	9.9	13.6
Commercial mortgage	8.1	8.2	7.1	9.1
Consumer and other retail	13.9	9.7	7.0	11.6

Total nonaccruing loans	71.6	53.4	47.8	45.3
Renegotiated loans	0.2	24.1	23.7	0.2

Total nonaccruing and renegotiated loans	71.8	77.5	71.5	45.5

Other real estate owned (OREO)	16.7	0.2	9.1	0.2

Total nonperforming assets	$88.5	$77.7	$80.6	$45.7

Nonperforming asset ratio	95 basis points	88 basis points	95 basis points	55 basis points

OREO increased during the 2008 second quarter mainly because we foreclosed on two properties with loans that had been nonaccruing since the third quarter of 2007:

•	An income-producing hotel and retail property in Ocean City, Maryland, which accounted for approximately $9.2 million of the second quarter increase in OREO.

•	A luxury home development in Montgomery County, Pennsylvania. This project accounted for approximately $4.5 million of the second quarter increase in OREO. In addition, we charged off approximately $1.4 million associated with this loan. Since we foreclosed on this property, home buyers have signed contracts on seven of this development’s 17 remaining properties.

Three smaller properties in the mid-Atlantic region accounted for the remainder of the second quarter increase in OREO. The amount recorded for OREO represents the net realizable value of the underlying assets.

The $8.9 million reduction in OREO between year-end 2007 and March 31, 2008, reflected the successful disposition of two properties formerly owned by the Pennsylvania-based Elliott Building Group, which filed for bankruptcy in June 2007. At that time, we transferred the full amount of our exposure to this client, $10.3 million, to nonaccruing status. Our loans to this client were for two housing developments under construction in southern New Jersey. We foreclosed on both of these properties in the 2007 fourth quarter, at which time we transferred $8.9 million to OREO and charged off the remaining $1.4 million. In March 2008, we sold each property to a different buyer. We did not finance either buyer’s purchase of these properties. We have no additional exposure to the Elliott Building Group or any of its other properties.

Although the market often views OREO negatively, we view it as a positive step in the loan work-out process, because:

•	Moving properties to OREO gives us control.
•	Negotiations with the borrower cease.
•	Legal expenses associated with collection efforts cease.
•	We gain the ability to facilitate disposition of these properties, recover our cash, and return it to an earning basis.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Net charge-offs

Net charge-offs were $7.1 million higher than for the 2008 first quarter mainly because of three previously mentioned loans:

•	A commercial construction loan for a single family/townhome development in Sussex County, Delaware, accounted for approximately $3.6 million of the increase. (The remainder of this loan was transferred from renegotiated to nonaccruing status.)

•	A commercial loan to a textile manufacturer accounted for approximately $1.8 million of the increase. (The remainder of this loan was transferred from performing to nonaccruing status.)

•	A commercial construction loan for a luxury home development in Montgomery County, Pennsylvania, accounted for approximately $1.4 million of the increase. (The remainder of this loan was transferred from renegotiated status to OREO.)

Most of the consumer loans charged off during the second quarter and first six months of 2008 were indirect auto loans. The increase in problem loans in the indirect portfolio corresponds, to a degree, with the indirect lending growth we have experienced in the last two years from the Pennsylvania, Maryland, and New Jersey markets. In light of this growth, we implemented new indirect auto pricing standards in June 2007 to ensure we are attracting high-quality loans.

Charge-Offs for the Three Months Ended	6/30/08	3/31/08	12/31/07	6/30/07
	(Dollars in millions)

Loans charged off:
Commercial, financial, and agricultural	$2.9	$0.7	$1.3	$1.4
Commercial real estate – construction	5.2	0.3	2.3	—
Commercial mortgage	0.1	—	1.2	—
Consumer and other retail	6.0	5.4	6.7	4.4

Total loans charged off	$14.2	$6.4	$11.5	$5.8
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	$0.2	$0.1	$—	$0.3
Commercial real estate – construction	—	—	—	—
Commercial mortgage	0.8	—	—	—
Consumer and other retail	1.4	1.6	1.8	2.0

Total recoveries	$2.4	$1.7	$1.8	$2.3

Net loans charged off	$11.8	$4.7	$9.7	$3.5
Net charge-off ratio for the quarter	13 basis points	5 basis points	12 basis points	4 basis points
Year-to-date net charge-off ratio	19 basis points	5 basis points	26 basis points	8 basis points

In our experience, commercial loan charge-offs are very unpredictable, because:

•	Negotiations with commercial borrowers can affect the timing and extent of charge-offs, or avert them altogether.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

•	Associated legal proceedings can also affect the timing and extent of charge-offs.

Given the unpredictability of commercial loan charge-offs, we do not believe the 2008 second quarter net charge-off ratio indicates a trend. We expect the net charge-off ratio to remain within its historical range of 24 to 31 basis points over a 12-month period.

Past-due loans

Loans past due 90 days or more were $7.2 million higher at the end of the 2008 second quarter than at the end of the first. Three loans — a commercial loan to a chemical manufacturer, a commercial construction loan to a tubing manufacturer, and a commercial mortgage loan to a retailer — accounted for most of this increase.

Loans Past due 90 Days or More	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07
	(Dollars in millions)

Commercial, financial, and agricultural	$6.1	$3.7	$2.4	$6.4
Commercial real estate – construction	0.6	0.3	0.7	1.0
Commercial mortgage	1.3	—	1.3	1.4
Consumer and other retail	13.8	10.6	9.3	4.8

Total loans past due 90 days or more	$21.8	$14.6	$13.7	$13.6
Past-due loan ratio	23 basis points	17 basis points	16 basis points	16 basis points

Internal risk rating analysis

The combination of loan growth, OREO, and charge-offs caused the percentage of loans with pass ratings in the internal risk rating analysis to increase. The percentage of loans with doubtful ratings did not change.

Internal Risk Rating Analysis	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Pass	96.28%	95.62%	96.03%	96.81%
Watchlisted	2.29%	2.98%	2.69%	2.27%
Substandard	1.42%	1.39%	1.27%	0.91%
Doubtful	0.01%	0.01%	0.01%	0.01%

We apply the internal risk rating classifications consistently. For more information about these classifications, read the credit risk discussion in our 2007 Annual Report to Shareholders.

Serious-Doubt Loans

Serious-doubt loans are loans that we do not think will be repaid in full, even though they are performing in accordance with their contractual terms or are fewer than 90 days past due. Most of our serious-doubt loans are commercial loans.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

The amount of serious-doubt loans was 53% lower at the end of the 2008 second quarter than at the end of the first. This reduction reflected the reclassifications into nonaccruing and past-due loans discussed previously. The remaining serious-doubt loans mainly consisted of commercial loans to a variety of clients with retail, service, and light manufacturing businesses.

Serious-Doubt Loans	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07
		(Dollars in millions)

Commercial, financial, and agricultural	$16.4	$37.7	$11.3	$12.7
Commercial real estate – construction	—	5.7	—	—
Commercial mortgage	—	—	—	—
Residential mortgage	—	—	—	—
Consumer and other retail	4.3	4.5	—	—
Contingency allocation	3.0	3.0	3.0	3.0

Total serious-doubt loans	$23.7	$50.9	$14.3	$15.7
Ratio of serious-doubt loans to total loan balances	0.26%	0.58%	0.17%	0.19%

Loan portfolio composition

On a percentage basis, the composition of the loan portfolio remained well diversified and relatively unchanged.

Composition of the Loan Portfolio	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Commercial, financial, and agricultural	30%	30%	31%	30%
Commercial real estate – construction	20%	21%	21%	21%
Commercial mortgage	18%	18%	17%	17%
Residential mortgage	6%	6%	6%	7%
Home equity	4%	3%	4%	4%
Indirect loans	10%	10%	9%	8%
Credit card	1%	1%	1%	1%
Other consumer	5%	5%	5%	5%
Secured with liquid collateral	6%	6%	6%	7%

LOAN LOSS RESERVE AND LOAN LOSS PROVISION

The provision and the reserve for loan losses rose due to the substantial growth in loan balances, higher levels of nonperforming assets, downgrades in the internal risk rating analysis, and charge-offs. The provision for loan losses increased from $10.0 million for the 2008 first quarter to $18.5 million for the 2008 second quarter.

Provision for Loan Losses	2008 Q2	2007 Q2	2008 YTD	2007 YTD

Provision for loan losses (in millions)	$18.5	$6.5	$28.4	$10.1

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Reserve for Loan Losses	At 6/30/08	At 3/31/08	At 12/31/07	At 6/30/07

Reserve for loan losses (in millions)	$113.1	$106.4	$101.1	$97.5
Loan loss reserve ratio	1.22%	1.21%	1.19%	1.18%

We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses and we make subjective judgments about amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the mid-Atlantic regional economy, market interest rates, and regulatory guidelines. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” in our 2007 Annual Report to Shareholders.

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

Notional Value of Derivative Financial Instruments	At 6/30/08	At 12/31/07
	(In millions)

Client-related swaps
Swap contracts with clients	$1,126.9	$425.0
Swaps that mirror swap contracts with clients	1,126.9	425.0

Total client-related swaps	$2,253.8	$850.0
Fair value hedge swaps associated with the subordinated long-term debt that expired on May 1, 2008	$—	$125.0
Interest rate floor contracts	$—	$1,000.0

We sold all of our interest rate floor contracts in January 2008. For more information about this, read Note 6, “Derivatives and hedging activities,” in this report.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Other Contractual Obligations	At 6/30/08	At 12/31/07
	(In millions)

Federal Home Loan Bank of Pittsburgh loan[1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements[2]	$68.8	$67.9
80.99% guaranty on CRM $3.0 million line of credit[3]	$2.4	$2.5
Certificates of deposit	$4,130.0	$3,759.7
Letters of credit, unfunded loan commitments, and unadvanced lines of credit	$3,783.8	$4,000.0

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.
[2]	We lease many of our branch offices in Delaware. We lease all of our branch and other offices outside of Delaware.
[3]	This amount represents our current ownership interest in affiliate money manager Cramer Rosenthal McGlynn. At June 30, 2008, the balance of this line of credit was zero and it was scheduled to expire on December 2, 2008.

Amount and Duration of Payments Due on Current Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
			(In millions)

Certificates of deposit	$4,130.0	$3,945.6	$150.3	$28.6	$5.5
Debt obligations	$478.0	$—	$28.0	$250.0	$200.0
Interest on debt obligations	$228.9	$31.0	$60.8	$56.4	$80.7
Operating lease obligations	$68.8	$12.7	$21.1	$14.0	$21.0
Benefit plan obligations	$1.5	$1.5	$—	$—	$—
Guaranty obligations	$2.4	$2.4	$—	$—	$—

Total	$4,909.6	$3,993.2	$260.2	$349.0	$307.2

The debt obligations in the table above consist of:

•	$250.0 million of subordinated long-term debt that was issued in 2003, was used for general liquidity purposes, and is due in 2013.

•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008, and is due on April 2, 2018. We used part of the proceeds of this issue to repay an aggregate principal amount of $125.0 million in subordinated long-term debt that expired on May 1, 2008, and to fund, in part, the AST acquisition. We intend to use the remaining proceeds for general corporate purposes.

•	FHLB advances of $28.0 million.

All of this debt is included in the amount of long-term debt recorded on our balance sheet.

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

Our agreement with RCM includes provisions that permit some of the firm’s portfolio managers to put (relinquish) their ownership of certain free cash flow interests (Class B interests) to us. These Class B interests are in addition to our equity ownership position in RCM. The exercises of these puts add to the revenue we receive from RCM. On April 1, 2008, principals of RCM’s office in Portland, Oregon, put approximately $14.3 million of their Class B interests to us.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

Refer to Note 15, “Accounting pronouncements,” of this report for a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies conform with U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition, the reserve for loan losses, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees, income taxes, and other items.

For more information about our critical accounting policies, refer to:

•	Note 2, “Summary of significant accounting policies,” which begins on page 79 of our 2007 Annual Report to Shareholders;

•	Note 1, “Accounting and reporting policies,” in this report; and

•	Note 15, “Accounting pronouncements,” in this report.

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
Form 10-Q for the three and six months ended June 30, 2008

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

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

For more information about our interest rate risk management strategies, read the discussion that begins on page 51 of our 2007 Annual Report to Shareholders.

Interest rate risk in the first six months of 2008

We remained asset-sensitive, as our commercial floating rate loans continued to reprice more quickly than national funding. The rapid pace of reductions in short-term market interest rates — 225 basis points in the first six months of 2008 — exacerbated this timing mismatch and compressed our net interest margin.

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

Our use of national funding helped offset the pricing mismatch somewhat. As of June 30, 2008, approximately $5.2 billion of commercial loans were repricing within 30 or fewer days, while approximately $3.9 billion of national CDs and short-term borrowings were repricing in 90 or fewer days.

As a Percentage of Total Balances	At 6/30/08	At 12/31/07	At 6/30/07

Total loans outstanding with floating rates	72%	71%	73%
Commercial loans with floating rates	87%	85%	87%
Commercial loans tied to a prime rate	56%	59%	61%
Commercial loans tied to the 30-day LIBOR	38%	36%	33%
National CDs and short-term borrowings maturing in ≤ 90 days	92%	78%[1]	74%

[1]	Excluding debt maturing in 2008.

Customarily we present quarterly comparisons of our interest rate risk simulation, but here we compare the projection at June 30, 2008, with those at January 31, 2008, as well as at year-end 2007. We added the January 2008 simulation because two events in January 2008 altered our interest rate risk position:

•	The FOMC lowered rates 125 basis points, an uncharacteristically large cut.

•	We sold all of our interest rate floor contracts.

On April 30, 2008, the FOMC reduced the federal funds target rate to 2.00%. Accordingly, the scenario in which rates decline by 250 basis points would have been unreasonable, since it would have created negative interest rates within the model. Our downward simulation, therefore, modeled a gradual decrease until the federal funds target rate equaled zero.

As of June 30, 2008, our interest rate risk simulation model projected that:

•	If short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 6.65% over the 12 months beginning June 30, 2008.

•	If short-term rates were to decrease gradually over a 10-month period in a series of moves that totaled 200 basis points, our net interest income would decline by (9.44)% over the 12 months beginning June 30, 2008.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

	For the 12 Months	For the 12 Months	For the 12 Months
Impact of Interest Rate Changes on Net Interest Income	Beginning 6/30/08	Beginning 1/31/08	Beginning 12/31/07

Gradual increase of 250 basis points	6.65%	5.47%	4.22%
Gradual decrease of 250 basis points	Not applicable	(11.05)%	(6.67)%
Gradual decrease of 225 basis points	Not applicable	Not applicable	Not applicable
Gradual decrease of 200 basis points	(9.44)%	Not applicable	Not applicable

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

FINANCIAL MARKET RISK

Some of our CCS and WAS revenue, and all of the revenue we receive from the affiliate money managers, is based on asset valuations. As a result, the performance of one or more of the financial markets can affect our noninterest income, positively or negatively, and ultimately affect our financial results. For more information about the portions of CCS and WAS revenue that are based on asset valuations, read the respective discussions of each business in this report.

Financial markets also determine the valuations of investments in our securities portfolio, and can have positive or negative effects on the amount of interest income the securities portfolio generates. For more information about income from the investment securities portfolio, see the “Quarterly analysis of net interest income” in this report.

The percentage of revenue subject to financial market risk was higher for the second quarter and first six months of 2008 than for prior periods because:

•	Compression in the net interest margin reduced net interest income, even though we recorded significant loan growth.

•	The AST acquisition added noninterest income for May and June 2008.

Revenue Subject to Financial Market Risk	2008 Q2	2007 Q2	2008 YTD	2007 YTD
	(Dollars in millions)

WAS trust and investment advisory revenue	$40.2	$38.4	$79.5	$75.4
CCS retirement services revenue	7.5	3.2	10.7	6.6
CCS investment/cash management revenue	3.4	3.0	6.8	6.3
Affiliate money manager revenue	4.4	6.5	8.7	11.3

Total revenue subject to financial market risk	$55.5	$51.1	$105.7	$99.6
Total noninterest income (after amortization)	$93.2	$96.9	$195.9	$188.4
Percent of total subject to financial market risk	60%	53%	54%	53%
Total net interest and noninterest income	$159.9	$183.2	$339.6	$362.0
Percent of total subject to financial market risk	35%	28%	31%	28%

Our exposure to financial market risk is mitigated by our mix of businesses, which produces a diversified stream of net interest and noninterest income.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

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

Beyond the mid-Atlantic region, changes in economic conditions at the national and international level that eliminate or slow demand for our services could affect all of our businesses, loan and deposit balances, revenue, net income, and overall results.

OTHER RISK

For more information about our operational, fiduciary, regulatory, and legal risk, read the discussions that begin on page 57 and page 118 of our 2007 Annual Report to Shareholders.

Item 4.	Controls and Procedures.

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the second quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe the ultimate resolution of any legal matters outstanding as of June 30, 2008, will have a materially adverse effect on our consolidated financial statements. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.

Item 1A.	Risk Factors.

There were no changes in our risk factors from those disclosed in our Form 10-K for 2007. We discuss these risk factors on pages 41-43 and page 120 of our 2007 Annual Report to Shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities in the 2008 second quarter.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

ISSUER PURCHASES OF EQUITY SECURITIES

In the 2008 second quarter, we acquired 43,981 shares of our stock as recipients of stock-based compensation exercised their stock options. We consider these shares to be outside the parameters of our authorized share repurchase plan, because these shares are not trading on the open market when we acquire them.

We did not acquire any shares in the 2008 second quarter under our current 8-million-share repurchase plan, which our Board of Directors authorized in April 2002. At June 30, 2008, there were 4,956,204 shares available under our current repurchase program. For more information about this program, read the capital resources discussion in this report.

In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities that could affect the maximum number of shares that we may purchase, including stock grants and forfeitures.

				(d) Maximum
			(c) Total Number	Number
			of Shares	(or Approximate
		(b)	(or Units)	Dollar Value) of
	(a) Total	Average	Purchased as Part	Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs

Month #1
April 1, 2008 – April 30, 2008	—	$—	—	13,065,099
Month #2
May 1, 2008 – May 31, 2008	—	$—	—	13,235,004
Month #3
June 1, 2008 – June 30, 2008	—	$—	—	13,234,354

Total	—	$—	—	13,234,354

The Federal Reserve Board’s policy is that bank holding companies should not pay dividends unless the institution’s prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the second quarter of 2008 was consistent with the Federal Reserve Board’s policy.

Item 3.	Defaults upon Senior Securities.

There were no defaults on senior securities during the 2008 second quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Shareholders’ Meeting on April 17, 2008 (Annual Meeting), three proposals were submitted for shareholder voting:

•	Proposal One: Election of Directors

•	Proposal Two: 2008 Employee Stock Purchase Plan

•	Proposal Three: 2008 Long-term Incentive Plan

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Proposal One: Election of Directors

The nominees proposed for directors of the Corporation were elected. Shareholders cast votes for those nominees as follows:

Nominee	For	Withheld

Carolyn S. Burger	56,218,404	1,168,312
Robert V.A. Harra Jr.	56,278,865	1,107,851
Rex L. Mears	55,969,331	1,417,385
Robert W. Tunnel Jr.	55,555,171	1,831,545
Susan D. Whiting	56,657,688	729,028

The terms of Ted T. Cecala, Thomas L. duPont, R. Keith Elliot, Donald E. Foley, Gailen Krug, Stacey J. Mobley, Michelle M. Rollins, David P. Roselle, and Oliver R. Sockwell continued after the Annual Meeting.

Proposal Two: 2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan, designed to give staff members the opportunity to purchase shares of our common stock at a discount, was approved. Shareholders cast votes for this plan as follows:

2008 Employee Stock Purchase Plan	For	Against	Abstain

Approval of 2008 Employee Stock Purchase Plan	44,181,914	1,636,792	956,940

Proposal Three: 2008 Long-term Incentive Plan

The 2008 Long-term Incentive Plan, designed to provide key staff members and others with incentives and to facilitate ownership of our stock, was not approved. In order to be approved, this proposal required that votes for a majority of our shares outstanding be cast in favor of it. As of our record date of February 19, 2008, there were 67,173,250 shares outstanding, which means this proposal would have needed at least 33,586,626 “for” votes in order to pass. Shareholders cast votes for this plan as follows:

2008 Long-term Incentive Plan	For	Against	Abstain

Approval of 2008 Long-term Incentive Plan	31,023,091	14,806,837	945,718

The total number of votes cast on this proposal (for, against, and abstain) represented only 46,775,646 shares, which was only 70% of total shares outstanding. We consider the lack of voting on this proposal to be a factor in its failure to pass.

Item 5.	Other Information.

We have no information to report in addition to what is disclosed elsewhere in this report.

Wilmington Trust Corporation
Form 10-Q for the three and six months ended June 30, 2008

Item 6.	Exhibits.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659)[1]
3.2	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Corporation (Commission File Number 1-14659) [2]
3.3	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659) [3]
23	Consent of Berkshire Capital Securities LLC [4]
31	Rule 13a-14(a)/15d-14(a) Certifications[4]
32	Section 1350 Certifications[4]

[1]	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

[2]	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

[3]	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

[4]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION

/s/ Ted T. Cecala
Name:     Ted T. Cecala

Title:	Chairman of the Board and Chief Executive Officer

Date: August 11, 2008

/s/ David R. Gibson

Name:	David R. Gibson

Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008