Form 10-Q
period 2008-09-30
WILMINGTON TRUST CORP
filed 2008-11-10
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008

Common stock — Par Value $1.00	68,083,647

WILMINGTON TRUST CORPORATION AND SUBSIDIARIES

Form 10-Q for the three and nine months ended September 30, 2008

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION
Wilmington Trust Corporation and subsidiaries

	September 30,	December 31,
	2008	2007
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Cash and due from banks	$231.1	$260.5
Interest-bearing deposits in other banks	80.1	4.4
Federal funds sold and securities purchased under agreements to resell	—	129.6
Investment securities available for sale:
U.S. Treasury	91.2	60.2
Government agencies	453.0	647.0
Obligations of state and political subdivisions	6.3	16.9
Mortgage-backed securities	673.4	730.4
Other securities	43.7	390.2

Total investment securities available for sale	1,267.6	1,844.7

Investment securities held to maturity:
Government agencies	0.5	—
Obligations of state and political subdivisions	0.7	0.9
Other securities	191.2	1.2

Total investment securities held to maturity	192.4	2.1

FHLB and FRB stock, at cost	16.4	22.4
Loans:
Commercial, financial, and agricultural	2,965.2	2,594.9
Real estate — construction	1,908.7	1,780.4
Mortgage — commercial	1,800.7	1,463.4

Total commercial loans	6,674.6	5,838.7

Mortgage — residential	562.9	562.0
Consumer loans	1,782.9	1,571.6
Loans secured with liquid collateral	564.6	503.5

Total retail loans	2,910.4	2,637.1

Total loans, net of unearned income of $5.4 in 2008 and $5.4 in 2007	9,585.0	8,475.8
Reserve for loan losses	(122.2)	(101.1)

Net loans	9,462.8	8,374.7

Premises and equipment, net	152.1	152.1
Goodwill, net of accumulated amortization of $29.8 in 2008 and 2007	343.3	330.0
Other intangible assets, net of accumulated amortization of $37.8 in 2008 and $31.6 in 2007	47.3	38.3
Accrued interest receivable	83.6	80.0
Other assets	257.4	246.9

Total assets	$12,134.1	$11,485.7

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF CONDITION — (Continued)

	September 30,	December 31,
	2008	2007
	(In millions, except
	share amounts)
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$879.6	$966.2
Interest-bearing:
Savings	799.6	659.8
Interest-bearing demand	2,594.4	2,471.8
Certificates under $100,000	998.1	1,011.4
Local certificates $100,000 and over	267.8	356.3

Total core deposits	5,539.5	5,465.5
National certificates $100,000 and over	3,101.7	2,392.0

Total deposits	8,641.2	7,857.5

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,745.4	1,775.3
U.S. Treasury demand deposits	7.5	77.3
Line of credit and other debt	20.0	139.5

Total short-term borrowings	1,772.9	1,992.1

Accrued interest payable	79.7	78.8
Other liabilities	109.7	169.1
Long-term debt	468.3	267.8

Total liabilities	11,071.8	10,365.3

Minority interest	0.2	0.1

Stockholders’ equity:
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	204.2	188.1
Retained earnings	1,197.0	1,221.1
Accumulated other comprehensive loss	(94.2)	(28.4)

Total contributed capital and retained earnings	1,385.5	1,459.3
Less: treasury stock: 10,444,699 shares in 2008 and 11,441,800 shares in 2007, at cost	(323.4)	(339.0)

Total stockholders’ equity	1,062.1	1,120.3

Total liabilities and stockholders’ equity	$12,134.1	$11,485.7

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF INCOME
Wilmington Trust Corporation and subsidiaries

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions, except share amounts)
	(Unaudited)

NET INTEREST INCOME
Interest and fees on loans	$133.1	$160.7	$403.5	$473.1
Interest and dividends on investment securities:
Taxable interest	17.5	21.0	56.1	65.4
Tax-exempt interest	0.1	0.1	0.3	0.4
Dividends	0.5	1.0	2.1	3.4
Interest on deposits in other banks	0.5	0.1	0.9	0.2
Interest on federal funds sold and securities purchased under agreements to resell	0.2	0.4	0.7	1.4
Dividends on FHLB and FRB stock	0.2	0.1	0.7	0.3

Total interest income	152.1	183.4	464.3	544.2

Interest on deposits	43.2	66.0	143.4	198.3
Interest on short-term borrowings	9.5	19.2	36.9	52.7
Interest on long-term debt	8.3	4.1	20.9	15.5

Total interest expense	61.0	89.3	201.2	266.5

Net interest income	91.1	94.1	263.1	277.7
Provision for loan losses	(19.6)	(8.9)	(48.0)	(19.0)

Net interest income after provision for loan losses	71.5	85.2	215.1	258.7

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	39.3	40.5	118.7	115.8
Mutual fund fees	6.8	5.3	19.6	15.4
Planning and other services	11.2	10.3	32.5	29.8

Total Wealth Advisory Services	57.3	56.1	170.8	161.0

Corporate Client Services:
Capital markets services	11.9	10.2	35.6	31.5
Entity management services	7.7	7.4	24.2	21.9
Retirement services	11.3	3.0	22.0	9.6
Investment/cash management services	3.5	3.0	10.3	9.4

Total Corporate Client Services	34.4	23.6	92.1	72.4

Cramer Rosenthal McGlynn	3.8	4.2	13.3	15.2
Roxbury Capital Management	0.4	0.4	(0.4)	0.7

Total advisory fees	95.9	84.3	275.8	249.3
Amortization of affiliate intangibles	(2.2)	(1.2)	(5.4)	(3.4)

Total advisory fees after amortization of affiliate intangibles	93.7	83.1	270.4	245.9

Service charges on deposit accounts	7.7	7.2	22.7	21.0
Loan fees and late charges	2.1	2.1	6.6	6.2
Card fees	2.7	2.0	7.2	5.9
Other noninterest income	1.3	0.6	9.0	4.3
Securities losses	(19.7)	(0.2)	(32.2)	(0.1)

Total noninterest income	87.8	94.8	283.7	283.2

Net interest and noninterest income	$159.3	$180.0	$498.8	$541.9

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF INCOME — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions, except share amounts)
	(Unaudited)

NONINTEREST EXPENSE
Salaries and wages	$50.6	$44.1	$144.6	$127.7
Incentives and bonuses	11.8	10.0	39.5	35.4
Employment benefits	12.8	12.7	39.5	38.9
Net occupancy	7.9	7.3	23.5	20.9
Furniture, equipment, and supplies	11.7	10.0	31.6	29.5
Advertising and contributions	2.6	2.0	7.7	7.5
Servicing and consulting fees	2.9	2.6	8.7	7.8
Subadvisor expense	4.7	2.7	10.8	7.7
Travel, entertainment, and training	3.2	2.8	8.5	7.4
Originating and processing fees	2.8	2.8	7.8	8.0
Legal and auditing fees	1.8	2.2	6.7	6.4
Other noninterest expense	11.1	11.6	32.1	30.0

Total noninterest expense before impairment	123.9	110.8	361.0	327.2

Impairment write-down	—	—	66.9	—

Total noninterest expense	123.9	110.8	427.9	327.2

NET INCOME
Income before income taxes and minority interest	35.4	69.2	70.9	214.7
Income tax expense	12.3	22.9	25.5	75.9

Net income before minority interest	23.1	46.3	45.4	138.8
Minority interest	0.2	0.1	0.5	0.8

Net income	$22.9	$46.2	$44.9	$138.0

Net income per share:
Basic	$0.34	$0.68	$0.67	$2.02

Diluted	$0.34	$0.67	$0.67	$1.99

Weighted average shares outstanding (in thousands):
Basic	67,231	67,698	67,155	68,206
Diluted	67,269	68,582	67,349	69,222

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wilmington Trust Corporation and subsidiaries

	For the Nine Months
	Ended September 30,
	2008	2007
	(In millions)
	(Unaudited)

OPERATING ACTIVITIES

Net income	$44.9	$138.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	48.0	19.0
Provision for depreciation and other amortization	16.9	17.0
Amortization of other intangible assets	6.2	4.3
Minority interest in net income	0.5	0.8
Amortization/(accretion) of discounts and premiums on investment securities available for sale	0.4	(0.7)
Goodwill impairment write-down	66.9	—
Deferred income taxes	(49.8)	1.6
Employer pension contribution	(6.5)	(10.0)
Originations of residential mortgages available for sale	(76.6)	(78.5)
Gross proceeds from sales of residential mortgages	77.5	79.3
Gains on sales of residential mortgages	(0.9)	(0.8)
Securities (gains)/losses:
Other-than-temporary impairment	32.3	—
Other	(0.1)	0.1
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges	(8.7)	—
Stock-based compensation expense	6.2	6.2
Tax expense/(benefit) realized on employee exercise of stock options	0.1	(1.2)
Decrease/(increase) in other assets	17.7	(27.1)
(Decrease)/increase in other liabilities	(19.5)	17.6

Net cash provided by operating activities	$155.5	$165.6

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Nine Months
	Ended September 30,
	2008	2007
	(In millions)
	(Unaudited)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$11.9	$43.6
Proceeds from sales of FHLB & FRB stock, at cost	12.9	—
Proceeds from maturities of investment securities available for sale	922.5	934.0
Proceeds from maturities of investment securities held to maturity	0.4	0.4
Purchases of investment securities available for sale	(689.6)	(715.7)
Purchases of investment securities held to maturity	(0.6)	(0.9)
Purchases of FHLB & FRB stock, at cost	(6.9)	—
Cash paid for acquisitions	(93.6)	(27.9)
Investment in affiliates	(14.3)	(17.9)
Sale of affiliate interest	0.3	—
Purchases of residential mortgages	—	(7.0)
Net increase in loans	(1,136.1)	(246.2)
Purchases of premises and equipment	(16.1)	(12.8)
Dispositions of premises and equipment	1.2	0.2
Proceeds from sales of interest rate floors	55.1	—

Net cash used for investing activities	$(952.9)	$(50.2)

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Nine Months
	Ended September 30,
	2008	2007
	(In millions)
	(Unaudited)

FINANCING ACTIVITIES
Net increase/(decrease) in demand, savings, and interest-bearing demand deposits	$175.8	$(33.4)
Net increase/(decrease) in certificates of deposit	607.9	(796.0)
Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	(29.9)	784.7
Net (decrease)/increase in U.S. Treasury demand deposits	(69.8)	27.9
Proceeds from issuance of long-term debt	198.7	—
Maturity of other debt	(125.0)	—
Net increase/(decrease) in line of credit	5.0	(5.0)
Cash dividends	(69.0)	(67.4)
Distributions to minority shareholders	(0.4)	(0.7)
Proceeds from common stock issued under employment benefit plans	5.6	15.9
Proceeds from reissuance of treasury stock	16.2	—
Tax (expense)/benefit realized on employee exercise of stock options	(0.1)	1.2
Acquisition of treasury stock	(0.1)	(58.6)

Net cash provided by/(used for) financing activities	$714.9	$(131.4)

Effect of foreign currency translation on cash	(0.8)	0.2

Decrease in cash and cash equivalents	(83.3)	(15.8)
Cash and cash equivalents at beginning of period	394.5	318.6

Cash and cash equivalents at end of period	$311.2	$302.8

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Nine Months Ended September 30	2008	2007
	(In millions) (Unaudited)

Interest	$200.3	$261.2
Taxes	71.8	70.2

Liabilities were assumed in connection with our interests in Cramer Rosenthal McGlynn, LLC; Roxbury Capital Management, LLC; and Camden Partners Holdings, LLC; and with our acquisitions of AST Capital Trust Company; Bingham Legg Advisers, LLC; Grant Tani Barash & Altman, LLC; and Amaco (Luxembourg) S.A., as follows:

Liabilities Assumed During the Nine Months Ended September 30	2008	2007
	(In millions) (Unaudited)

Fair value of assets acquired	$112.3	$4.6
Goodwill and other intangible assets from acquisitions	97.0	43.7
Cash paid	(107.6)	(45.8)

Liabilities assumed	$101.7	$2.5

Non-Cash Items During the Nine Months Ended September 30	2008	2007
	(In millions) (Unaudited)

Net unrealized losses on securities, net of tax of $(51.1) and $(0.9), respectively	$(90.7)	$(1.6)
Net unrealized gains on equity method investment, net of tax of $0.3 and $0.0, respectively	0.5	—
Transfer of investment securities from available-for-sale to held-to-maturity	189.1	—
Net unrealized holding gains on derivatives used for cash flow hedges, net of tax of $4.9 and $2.1, respectively	8.8	3.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of tax of $(3.0) and $0.0, respectively	(5.7)	—
Foreign currency translation adjustment, net of tax of $0.0 and $0.3, respectively	—	0.6
Adoption of FASB Interpretation No. 48	—	(1.6)
Reclassification adjustment of derivative costs, net of tax of $0.0 and $0.4, respectively	0.2	0.9
Postretirement benefits liability adjustment, net of tax of $0.0 and $(0.1), respectively	0.1	(0.3)
Minimum pension liability adjustment, net of tax of $0.2 and $0.7, respectively	0.1	1.3
SERP[1] liability adjustment, net of tax of $0.2 and $0.2, respectively	0.3	0.2
Reissue of treasury stock	3.9	—

[1]	Supplemental Executive Retirement Plan

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Circumstances that differ significantly from our judgments and estimates could cause our actual financial results to differ from our expectations. Our financial results could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; fluctuations in equity or fixed income markets; significant changes in banking laws or regulations; the effects of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM); unanticipated changes in the regulatory, judicial, legislative, or tax treatment of business transactions; and uncertainty created by unrest in other parts of the world.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may use the following abbreviations throughout this report:

APB	Accounting Principles Board
ARB	Accounting Research Bulletin
EITF	Emerging Issues Task Force
FASB	The Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FIN	FASB Interpretation (Number)
FRB	Federal Reserve Board
FSP	FASB Staff Position
GAAP	U.S. generally accepted accounting principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Note 2 —	Stock-based compensation plans

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

At September 30, 2008, we held approximately 10.4 million shares of our stock in our treasury. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

No stock options were awarded during the third quarter of 2008.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Effects of Stock-Based Compensation	2008	2007	2008	2007

Compensation expense
Stock options	$1.3	$1.3	$4.0	$3.8
Restricted stock	0.4	0.2	2.3	1.9
Employee stock purchase plan	0.1	0.1	(0.1)	0.5

Total compensation expense	$1.8	$1.6	$6.2	$6.2
Tax benefit	0.6	0.4	2.2	2.2

Net income effect	$1.2	$1.2	$4.0	$4.0

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Stock Option Valuation Assumptions	2008	2007	2008	2007

Risk-free interest rate	—	4.28% - 4.60%	2.49% - 3.64%	4.28% - 4.84%
Volatility of Corporation’s stock	—	13.53% - 13.88%	13.71% -17.86%	13.53% - 18.25%
Expected dividend yield	—	3.32% - 3.32%	3.85% - 4.34%	2.88% - 3.32%
Expected life of options	—	4.5 to 8.2 years	4.7 to 8.2 years	4.5 to 8.2 years

In the table above:

•	We used the Black-Scholes valuation method.

•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of options.

•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that stock options granted will remain outstanding.

Long-term stock-based incentive plans

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Options Exercised	2008	2007	2008	2007
	(Dollars in millions)

Number of options exercised	20,858	188,607	217,269	627,294
Total intrinsic value of options exercised	$0.2	$1.8	$0.6	$7.4
Cash received from options exercised	$0.6	$1.3	$5.1	$12.5
Tax benefit realized from tax deductions for options exercised	$0.1	$0.7	$0.2	$2.3

			Weighted
		Weighted	Average
		Average	Remaining
Stock Option Activity for the	Stock	Exercise	Contractual	Aggregate
Nine Months Ended September 30, 2008	Options	Price	Term	Intrinsic Value
				(In millions)

Outstanding at January 1, 2008	6,313,109	$35.21
Granted	1,100,156	$33.06
Exercised	(217,269)	$30.34
Expired	(84,239)	$34.08
Forfeited	(80,187)	$40.80

Outstanding at September 30, 2008	7,031,570	$34.98	3.4 years	$2.2
Exercisable at September 30, 2008	4,134,295	$31.82	2.2 years	$2.2

Unvested stock options

At September 30, 2008, total unrecognized compensation cost related to unvested options was $6.1 million. We expect to record that expense over a weighted average period of 1.6 years.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock grants

We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At September 30, 2008, total unrecognized compensation cost related to restricted stock grants was $2.8 million. We expect to record that expense over a weighted average period of 1.4 years.

Under our incentive plans, the vesting period for restricted stock awards is accelerated upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award instead of amortizing the expense over the vesting period of the award. In the 2008 third quarter, we recorded $0.4 million of expense for restricted stock grants.

		Weighted Average
Restricted Stock Activity for		Fair Value at Grant
the Nine Months Ended September 30, 2008	Restricted Shares	Date

Outstanding at January 1, 2008	86,131	$42.77
Granted	118,865	$31.26
Vested	(22,412)	$41.13
Forfeited	—	$—

Outstanding at September 30, 2008	182,584	$35.48

Employee stock purchase plan (ESPP)

For the ESPP, we record stock-based compensation expense that represents the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. Due to forfeitures in the plan, we recorded net credits in compensation cost during the 2008 second quarter. For the three months ended September 30, 2008, total recognized compensation cost related to the ESPP was $0.1 million and total unrecognized compensation cost related to this plan was $0.3 million. For the nine months ended September 30, 2008, total recognized compensation cost related to the employee stock purchase plan was $(0.1) million and total unrecognized compensation cost related to this plan was $0.3 million.

	Shares Reserved	Subscriptions
Employee Stock Purchase Plan	for Future Subscriptions	Outstanding	Price per Share

Balance at January 1, 2007	500,777	94,001
Subscriptions entered into on June 1, 2007	(106,012)	106,012	$36.64
Forfeitures	14,110	(14,110)	$36.64 - 37.06
Shares issued	—	(91,911)	$37.06

Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 ESPP	(487,724)	—
Subscriptions entered into on June 1, 2008	(118,473)	118,473	$27.67
Forfeitures	17,330	(17,330)	$27.67

Balance at September 30, 2008	698,857	101,143

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Comprehensive (loss)/income

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Comprehensive (Loss)/Income	2008	2007	2008	2007
	(In millions)

Net income	$22.9	$46.2	$44.9	$138.0
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on securities, net of income taxes of $(20.5), $3.0, $(51.1), and $(0.9)	(36.4)	5.2	(90.7)	(1.6)
Net unrealized gain on equity method investment, net of income taxes of $0.0, $0.0, $0.3, and $0.0	—	—	0.5	—
Reclassification adjustment for securities losses included in net income, net of income taxes of $7.1, $0.1, $11.6, and $0.0	12.6	0.1	20.6	0.1
Net unrealized holding gains arising during the period on derivatives used for cash flow hedges, net of income taxes of $0.0, $4.7, $4.9, and $2.1	—	8.8	8.8	3.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(1.3), $0.0, $(3.0), and $0.0	(2.5)	—	(5.7)	—
Reclassification adjustment of derivative costs, net of income taxes of $0.0, $0.2, $0.0, and $0.4	—	0.4	0.2	0.9
Foreign currency translation adjustments, net of income taxes of $(0.2), $0.2, $0.0, and $0.3	(0.3)	0.3	—	0.6
SERP[1] liability adjustment, net of income taxes of $0.1, $0.0, $0.2, and $0.2	0.1	—	0.3	0.2
Postretirement benefits liability adjustment, net of income taxes of $0.0, $(0.1), $0.0, and $(0.1)	—	0.3	0.1	(0.3)
Minimum pension liability adjustment, net of income taxes of $0.0, $0.2, $0.2, and $0.7	—	0.5	0.1	1.3

Total comprehensive (loss)/income	$(3.6)	$61.8	$(20.9)	$143.0

[1]	Supplemental Executive Retirement Plan

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Earnings per share

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Computation of Basic and Diluted Earnings per Share	2008	2007	2008	2007
	(In millions, except per-share amounts)

Numerator:
Net income	$22.9	$46.2	$44.9	$138.0
Denominator for basic earnings per share:
Weighted-average shares	67.2	67.7	67.2	68.2
Effect of dilutive securities:
Employee stock options, nonvested restricted stock, and ESPP[1] subscriptions	0.1	0.9	0.1	1.0

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	67.3	68.6	67.3	69.2
Basic earnings per share	$0.34	$0.68	$0.67	$2.02
Diluted earnings per share	$0.34	$0.67	$0.67	$1.99
Cash dividends declared per share	$0.345	$0.335	$1.025	$0.985
Anti-dilutive stock options excluded	6.4	0.2	5.2	0.2

[1]	Employee Stock Purchase Plan

Note 5 —	Fair value measurement of assets and liabilities

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

SFAS No. 157 establishes a three-level hierarchy that prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities:

•	Level 1. Level 1 inputs are unadjusted quoted prices, such as a New York Stock Exchange closing price, in active markets for identical assets. Level 1 is the highest priority in the hierarchy.

•	Level 2. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as other significant inputs that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates, and yield curves.

•	Level 3. Level 3 inputs are unobservable inputs. Typically, our own assumptions determine these inputs, since there is little, if any, observable market information. Level 3 is the lowest priority in the hierarchy.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If we use multiple input levels to calculate the fair value of an asset or liability, then the lowest-level significant input determines the level for the entire fair value measurement of that asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the asset or liability.

We determine the fair values and inputs to fair value calculations for investment securities, interest rate swap contracts, and loans as follows:

•	Investment securities. For most of our investment securities, we use prices provided by a third-party vendor who is a global provider of financial market data, analytics, and related services to financial institutions and other market participants. This vendor evaluates a wide range of securities and draws parallels from the trades and quotes of securities with similar features. If the vendor is unable to provide prices, we base fair value on the market prices of comparable instruments as quoted by broker-dealers, with adjustments for maturity dates, underlying assets, credit ratings, and other items, if necessary.

In the 2008 third quarter, due to illiquidity in the market for pooled trust-preferred securities (TRuPS), we began to place a greater emphasis on using a cash flow methodology to estimate the fair value of the pooled TRuPS in our portfolio. The base cash flow for the calculation is the remaining expected future cash flows, based on the contractual terms of the security and adjusted for current and potential future defaults. We adjust our default assumptions each quarter based on, among other factors, the current environment in the financial sector; developments related to the financial institutions whose securities comprise a pooled TruP; and general market conditions that could affect the default rate, estimated loss severity, and overcollateralization of the security. We also adjust the discount rate for appropriate risk premiums, including liquidity risk and credit risk. Based on changes in certain yield curves related to the financial sector, and other factors, we estimate the associated risk premium for each individual security and adjust the discount rate accordingly.

While estimating fair values and the inputs to fair value calculations in illiquid markets is inherently uncertain, we believe our methodology applies assumptions that market participants would find relevant, and provides the best estimate of fair value at this time.

•	Interest rate swap contracts. To determine the fair values of our interest rate swaps, we obtain data from an independent third-party advisor on interest rate and foreign exchange risk management. We use this data to determine the fair values of our interest rate swaps by using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). We base the variable cash payments (or receipts) on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Most of the inputs we use to value our swap contracts fall within Level 2 of the fair value hierarchy. For the credit valuation adjustments we consider, we use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with GAAP, we may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These adjustments typically relate to lower-of-cost or fair value accounting, or write-downs of individual assets due to impairment.

Fair value measurements as of and for the three and nine months ended September 30, 2008

As of September 30, 2008:

•	To determine the fair value of our investment securities, we used Level 1, Level 2, and Level 3 inputs. In the first quarter of 2008, as illiquidity in the market for pooled TruPS made it increasingly difficult to identify observable inputs for determining their fair value, we transferred the valuation of the pooled TruPS in our portfolio from Level 1 to Level 2. In the 2008 second quarter, market prices of comparable instruments became harder to identify, which required us to adjust the observable prices we obtained to compensate for maturity dates, credit ratings, and other items, as well as for market liquidity and volatility. As of June 30, we were using more Level 3 inputs of greater significance, which required us to move the valuation of these securities from Level 2 to Level 3. In the 2008 third quarter, due to further deterioration in the market for pooled TruPS, we placed greater emphasis on the cash flow methodology described earlier to estimate the fair value of these securities.

•	For our swap contracts, the credit valuation adjustments were not significant to the overall valuation, and we used Level 2 inputs to determine our valuations.

	Quoted Prices	Significant	Significant
Fair Value of Assets and Liabilities	in Active Markets	Other Observable	Unobservable
Measured on a Recurring Basis as of	for Identical Assets	Inputs	Inputs
September 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Assets
Investment securities available for sale	$15.4	$1,252.2	$—	$1,267.6
Interest rate swap contracts	—	18.9	—	18.9

Total assets	$15.4	$1,271.1	$—	$1,286.5
Liabilities
Interest rate swap contracts	$—	$19.1	$—	$19.1

Total liabilities	$—	$19.1	$—	$19.1

In the 2008 third quarter, we reclassified our TruPS from available-for-sale (AFS) to held-to-maturity (HTM). This means we no longer have assets or liabilities for which fair values are measured on a recurring basis using Level 3 inputs, because HTM securities are not marked-to-market on the balance sheet unless they are other-than-temporarily impaired (OTTI). Accordingly, we have omitted the disclosures specific to recurring Level 3 fair value measurements from this report.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2008, all of our HTM investment securities with fair value measured on a nonrecurring basis were TruPS, and none were OTTI. For more information about this, read Note 10, “Investment securities,” in this report.

	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
Fair Value of Assets and Liabilities	for Identical Assets	Inputs	Inputs
Measured on a Nonrecurring Basis as of September 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Loans	$—	$6.2	$—	$6.2
Other real estate owned	$—	$14.5	$—	$14.5
Investment securities held to maturity	$—	$52.4	$155.5	$207.9

Loan amounts in the table above do not include charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to SFAS No. 157, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included in the table above.

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

As of September 30, 2008, we had:

•	Client swap contracts of $1,561.2 million and an equal amount of swap contracts with third-party financial institutions, for a total notional amount of $3,122.4 million in swaps associated with loans to clients.

•	No interest rate floor contracts.

At year-end 2007, we had interest rate floor contracts with a notional amount of $1.00 billion. We sold these contracts in January 2008. We realized a gain on this sale of $35.5 million, which we are reclassifying from accumulated other comprehensive income to interest and fees on loans. These monthly reclassifications began in February 2008 and will continue until July 2014. For amortizing the gain on this sale into earnings, we use the method described by the Derivatives Implementation Group in DIG Issue G20 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Between October 1, 2008, and September 30, 2009, we expect to reclassify approximately $13.3 million of pretax net gains, or approximately $8.5 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. These estimates could differ from the amounts we actually recognize if we add other hedges. During the first nine months of 2008, we classified $8.7 million into income.

For more information about our derivative and hedging activities, read Note 15, “Derivative and hedging activities,” in our 2007 Annual Report to Shareholders.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Reserve for loan losses

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Changes in the Reserve for Loan Losses	2008	2007	2008	2007
	(In millions)

Reserve for loan losses at beginning of period	$113.1	$97.5	$101.1	$94.2
Charge-offs	(11.7)	(6.8)	(32.2)	(17.9)
Recoveries	1.2	2.0	5.3	6.3

Net charge-offs	(10.5)	(4.8)	(26.9)	(11.6)
Provision charged to operations	19.6	8.9	48.0	19.0

Reserve for loan losses at end of period	$122.2	$101.6	$122.2	$101.6

Note 8 —	Goodwill and other intangible assets

	At September 30, 2008			At December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Goodwill and Other Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Goodwill (nonamortizing)	$373.1	$29.8	$343.3	$359.8	$29.8	$330.0
Other intangibles (amortizing):
Mortgage servicing rights	$9.7	$7.9	$1.8	$9.1	$7.3	$1.8
Client lists	71.8	26.8	45.0	57.2	21.3	35.9
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	1.9	1.4	0.5	1.9	1.3	0.6

Total other intangibles	$85.1	$37.8	$47.3	$69.9	$31.6	$38.3

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Amortization Expense of Other Intangible Assets	2008	2007	2008	2007
	(In millions)

Amortization expense of other intangible assets	$2.4	$1.5	$6.2	$4.3

Future Amortization Expense of Other Intangible Assets for the
Year Ended December 31	2009	2010	2011	2012	2013
	(In millions)

Estimated annual amortization expense of other intangibles	$8.8	$7.5	$6.3	$5.2	$4.1

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
Changes in Carrying Amount of Goodwill by	Regional	Advisory	Client	Money
Business Segment	Banking	Services	Services	Managers	Total
	(In millions)

Balance as of January 1, 2008	$3.8	$107.7	$25.2	$193.3	$330.0
Goodwill acquired	—	18.0	50.2	14.3	82.5
Impairment write-down	—	—	—	(66.9)	(66.9)
Sale of affiliate interest	—	—	—	(0.3)	(0.3)
Decrease in carrying value due to foreign currency translation adjustments	—	—	(2.0)	—	(2.0)

Balance as of September 30, 2008	$3.8	$125.7	$73.4	$140.4	$343.3

The goodwill from acquisitions recorded for 2008 consists of:

•	$13.3 million recorded under Wealth Advisory Services in connection with the acquisition of AST Capital Trust Company.

•	A $3.6 million contingent payment recorded under Wealth Advisory Services in connection with the acquisition of Grant Tani Barash & Altman, LLC.

•	A $1.1 million contingent payment recorded under Wealth Advisory Services in connection with the June 2007 acquisition of Bingham Legg Advisers, LLC.

•	$50.2 million recorded under Corporate Client Services in connection with the acquisition of AST Capital Trust Company.

•	$14.3 million recorded under Affiliate Money Managers in connection with the purchase of a portion of the Class B interests from principals of the Portland, Oregon, office of Roxbury Capital Management.

In the 2008 second quarter, business conditions at affiliate money manager Roxbury Capital Management (RCM) triggered a goodwill impairment test. As a result of this test, we determined that the value of our investment in RCM had declined by $66.9 million. This amount, which was recorded as a non-cash impairment expense, reduced net income by $43.5 million, or $0.64 per share (on a diluted basis).

The $0.3 million reduction in the carrying amount of goodwill recorded under Affiliate Money Managers reflected Camden Partners’ repurchase of interests previously sold to us. For more information about our interest in Camden Partners, read Note 4, “Affiliates and acquisitions,” in our 2007 Annual Report to Shareholders.

	2008			2007
			Weighted			Weighted
			Average			Average
Changes in Other Intangible Assets for the	Amount	Residual	Amortization	Amount	Residual	Amortization
Nine Months Ended September 30	Assigned	Value	Period	Assigned	Value	Period
	(In millions)

Mortgage servicing rights	$0.6	$—	8 years	$0.4	$—	8 years
Client lists	14.8	—	7 years	7.0	—	16 years
(Decrease)/increase in carrying
value of client lists due to
foreign currency translation
adjustments	(0.2)	—		0.1	—
Other intangibles	—	—		0.1	—	9 years

Changes in other intangible assets	$15.2	$—		$7.6	$—

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

					Postretirement
Components of Net Periodic Benefit Cost for the	Pension Benefits		SERP Benefits		Benefits
Three Months Ended September 30	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$2.4	$2.3	$0.2	$0.2	$0.3	$0.3
Interest cost	3.1	2.8	0.4	0.3	0.6	0.6
Expected return on plan assets	(4.5)	(4.0)	—	—	—	—
Amortization of prior service cost	—	0.2	0.1	0.1	(0.1)	(0.1)
Recognized actuarial losses	0.1	0.4	0.1	—	0.2	0.2

Net periodic benefit cost	$1.1	$1.7	$0.8	$0.6	$1.0	$1.0
Employer contributions	$6.5	$10.0	$0.1	$0.1	$0.6	$1.4

					Postretirement
Components of Net Periodic Benefit Cost for the	Pension Benefits		SERP Benefits		Benefits
Nine Months Ended September 30	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$7.3	$6.8	$0.6	$0.5	$1.0	$1.0
Interest cost	9.2	8.4	1.2	1.0	1.9	1.8
Expected return on plan assets	(13.5)	(12.0)	—	—	—	—
Amortization of prior service cost	—	0.6	0.3	0.3	(0.4)	(0.4)
Recognized actuarial losses	0.4	1.3	0.3	0.1	0.5	0.6

Net periodic benefit cost	$3.4	$5.1	$2.4	$1.9	$3.0	$3.0
Employer contributions	$6.5	$10.0	$0.4	$0.4	$1.8	$4.1
Expected annual contribution	$6.5		$0.6		$2.4

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Investment securities

Our investment securities portfolio consists primarily of fixed income instruments, including mortgage-backed instruments, U.S. Treasury and government agency bonds, and corporate bonds. It also includes a small amount of cumulative and noncumulative preferred stocks, municipal bonds, and other instruments. We maintain this portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes.

We classify investment securities in one of two categories:

1. “Available-for-sale (AFS).”  This means we have the ability to hold the security, but we may elect to sell it, depending on our needs.

2. “Held-to-maturity (HTM).”  This means we have not only the ability, but also the intent, to retain the security on our books until it matures.

HTM securities are carried at their amortized cost. AFS securities are carried at their estimated fair value. Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair value, which can be equal to, more than, or less than their book value (amortized cost). To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 5, “Fair value measurement of assets and liabilities,” in this report and Note 6, “Investment securities,” in our 2007 Annual Report to Shareholders.

	September 30, 2008		December 31, 2007
	Amortized		Amortized
Book Values (Amortized Cost) and Fair Values	Cost	Fair Value	Cost	Fair Value
	(In millions)

Investment securities available for sale:
U.S. Treasury securities	$91.0	$91.2	$60.0	$60.2
Government agency securities	448.8	453.0	640.1	647.0
Obligations of state and political subdivisions	6.3	6.3	16.7	16.9
Mortgage-backed debt securities	679.9	673.4	743.1	730.4
Corporate debt securities	—	—	336.2	317.7
Preferred stock	21.9	19.4	54.2	44.9
Other marketable equity securities	26.1	24.3	27.5	27.6

Total	$1,274.0	$1,267.6	$1,877.8	$1,844.7
Investment securities held to maturity:
Government agency securities	$0.5	$0.5	$—	$—
Obligations of state and political subdivisions	0.7	0.7	0.9	0.9
Mortgage-backed debt securities	0.2	0.2	0.2	0.2
Corporate debt securities	190.0	207.9	—	—
Foreign debt securities	0.5	0.5	—	—
Other debt securities	1.0	1.0	1.0	1.0

Total	$192.4	$210.3	$2.1	$2.1

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the fair value of an AFS security exceeds its book value, we record an unrealized gain as a change in stockholders’ equity through accumulated other comprehensive income. This increases stockholders’ equity. It does not affect earnings.

When the fair value of an HTM security exceeds its book value, we report the amount of its increase in value in a footnote disclosure, not as a change in stockholders’ equity. There is no effect to our financial statements or earnings.

	September 30,		December 31,
	2008		2007
	Unrealized	Unrealized	Unrealized	Unrealized
Unrealized Gains/(Losses)	Gains	Losses	Gains	Losses
	(In millions)

Investment securities available for sale:
U.S. Treasury securities	$0.2	$—	$0.2	$—
Government agency securities	4.6	(0.4)	7.0	(0.1)
Obligations of state and political subdivisions	—	—	0.2	—
Mortgage-backed debt securities	1.3	(7.8)	0.6	(13.3)
Corporate debt securities	—	—	0.3	(18.8)
Preferred stock	0.2	(2.7)	—	(9.3)
Other marketable equity securities	—	(1.8)	0.1	—

Total	$6.3	$(12.7)	$8.4	$(41.5)
Investment securities held to maturity:
Obligations of state and political subdivisions	$—	$—	$—	$—
Mortgage-backed debt securities	—	—	—	—
Corporate debt securities	29.0	(11.1)	—	—

Total	$29.0	$(11.1)	$—	$—

When a security’s fair value falls below its book value, the security is considered impaired, and we must account for it in one of two ways:

1. “Temporarily impaired.”  This means we believe the security’s valuation decline (impairment) is a function of short-term market forces, not any underlying credit problems. When a security is determined to be temporarily impaired and there is an associated unrealized loss, its accounting treatment depends on whether it is classified as AFS or HTM.

For temporarily impaired AFS securities, we are required to:

•	Report the amount of the impairment as an unrealized loss.

•	Record the unrealized loss as a change in stockholders’ equity through accumulated other comprehensive income. This reduces stockholders’ equity. It does not affect earnings.

For temporarily impaired HTM securities, we are required to:

•	Disclose the amount of the decline in fair value.

•	Make that disclosure in a footnote, not as a change in stockholders’ equity. There is no effect to our financial statements or earnings.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. “Other-than-temporarily impaired (OTTI).”  This means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When an AFS or HTM security becomes OTTI, we have to record the amount of its impairment as a realized securities loss in our income statement. This reduces stockholders’ equity and earnings. When an HTM security becomes OTTI, its value at the time of impairment becomes its new amortized cost basis.

To determine whether a security’s impairment is temporary or other-than-temporary, we consider factors that include:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•	The severity and duration of the decline.

•	Our ability and intent to hold these investments until they recover in value, mature, or are called.

For debt securities, the primary consideration in determining whether an impairment is temporary or other-than-temporary is whether or not contractual cash flows have been impaired.

Temporarily impaired securities

During the first nine months of 2008, uncertainty and volatility in the financial markets caused fair value estimates for the temporarily impaired securities in our investment portfolio to decrease, and the associated estimated unrealized losses to increase. We believe these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the securities’ issuers.

At September 30, 2008, there were 183 transactions in our investment securities portfolio with temporary impairments; at year-end 2007, there were 168. The largest concentration of temporary impairments at September 30, 2008, was in mortgage-backed securities and TruPS, which we record as corporate debt securities.

	Fewer Than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
Temporarily Impaired Securities at	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2008	Value	Losses	Value	Losses	Value	Losses
	(In millions)

U.S. Treasury securities	$61.9	$—	$—	$—	$61.9	$—
Government agency securities	43.0	(0.4)	—	—	43.0	(0.4)
Obligations of state and political subdivisions	5.6	—	—	—	5.6	—
Mortgage-backed securities	290.2	(2.9)	218.7	(4.9)	508.9	(7.8)
Corporate debt securities	35.7	(11.1)	—	—	35.7	(11.1)
Preferred stock	11.3	(2.7)	—	—	11.3	(2.7)
Other marketable equity securities	15.2	(1.8)	—	—	15.2	(1.8)

Total temporarily impaired securities	$462.9	$(18.9)	$218.7	$(4.9)	$681.6	$(23.8)

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fewer Than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
Temporarily Impaired Securities at	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In millions)

U.S. Treasury securities	$20.0	$—	$—	$—	$20.0	$—
Government agency securities	116.1	—	82.9	(0.1)	199.0	(0.1)
Mortgage-backed securities	68.3	(0.5)	500.2	(12.8)	568.5	(13.3)
Corporate debt securities	189.3	(14.4)	67.3	(4.4)	256.6	(18.8)
Preferred stock	29.6	(6.6)	12.3	(2.7)	41.9	(9.3)

Total temporarily impaired securities	$423.3	$(21.5)	$662.7	$(20.0)	$1,086.0	$(41.5)

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

Trust-preferred Securities (TruPS)

Our TruPS portfolio consists of 38 pooled issues and 9 single-issue securities.

•	All of our TruPS investments are in investment-grade tranches.

•	All of our TruPS are structured as “payment-in-kind” securities. This means that, should an issuer defer a scheduled interest payment, the principal held by the investor increases by the amount of the deferred payment.

•	The single issues are from money center and large regional banks.

•	The pooled instruments consist of securities issued by banks, insurance companies, and other financial institutions.

•	At the time of its initial issue, each pooled security held 5% or less of any single institution.

•	The pooled TruPS in our portfolio are generally secured by over-collateralization or default protection provided by subordinated tranches.

During the first half of 2008, the market for TruPS became increasingly illiquid due to negative perceptions about the health of the financial sector in general, and about the financial stability of the underlying issuers in particular. This environment made it difficult to determine a fair value for these securities and to determine if they had become other-than-temporarily impaired.

Using the valuation techniques we describe in this report in Note 5, “Fair value measurement of assets and liabilities,” we determined that the estimated fair value of the TruPS in our portfolio had declined to $227.2 million as of June 30, 2008. Pooled TruPS accounted for $170.2 million of this amount. The remainder was for single-issue TruPS.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also determined that their impairment was temporary. We based this conclusion on a number of factors, including:

•	Our belief that the decline in their fair value is due primarily to the absence of transactions involving them and the ensuing market illiquidity.

•	An assessment of cash flow projections for individual securities within the pooled TruPS. We found no adverse changes in estimated cash flows associated with these securities as of June 30, 2008.

As of July 31, 2008, the amortized cost of the TruPS in our portfolio was $326.2 million, and their estimated fair value was $189.1 million. Since initially acquiring these TruPS, our unrealized losses on them have totaled $138.4 million, and this amount has been reflected in accumulated other comprehensive income. Of this amount, $38.1 million was added during the 2008 third quarter.

In conjunction with determining the estimated fair value of our TruPS as of July 31, 2008, we reclassified our entire TruPS portfolio from AFS to HTM. We did this because:

•	We have the ability and intent to hold these securities until they mature.

•	These securities have attractive cash flows, and they have continued to meet their contractual cash flow obligations. We wanted to reduce our exposure to the volatility associated with recording unrealized gains and losses on these securities in other comprehensive income.

Reclassifying the TruPS to HTM will reduce the volatility and future negative effect on our capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The amortized cost basis of our TruPS was $189.1 million at July 31, 2008, the date of their reclassification. The difference between their original amortized cost basis of $326.2 million and their new amortized cost basis will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount.

On September 30, 2008, the SEC and FASB jointly clarified their guidance on how to measure fair values when relevant market evidence does not exist. Using this guidance and the cash flow methodology described in this report in Note 5, “Fair value measurement of assets and liabilities,” we determined that the estimated fair value of the TruPS in our portfolio was $207.9 million as of September 30, 2008, and that there were no other-than-temporary impairments among the securities in this portfolio. No further adjustments for changes in the fair value of TruPS were reflected on our balance sheet, since the TruPS are recorded as HTM securities.

Under GAAP, we are required to assess HTM securities for impairment consistent with the manner for AFS securities. The evaluation for OTTI is a quantitative and qualitative process, which is subject to various risks and uncertainties.

The valuation of the TruPS portfolio requires substantial judgment and estimation of factors that are not currently observable in the market, given the illiquidity of these securities. Since September 30, 2008, general market conditions and economic uncertainties have caused the estimated fair value of our TruPS investments to decline further. Because of these and other factors, it is possible that we could deem these securities to be other-than-temporarily impaired in future reporting periods. Such a determination would require us to write down the value of these securities.

Perpetual Preferred Stocks (including Fannie Mae and Freddie Mac Stocks)

The perpetual preferred stocks in our investment portfolio consist of securities issued by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), two money

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

center banks, and one other company. Sharp declines in the market valuations, coupled with uncertainty about future market conditions, led us to determine that the fair value of these securities had decreased by $12.6 million as of June 30, 2008. Under GAAP, we determined that this decline was other-than-temporary, and we recorded the $12.6 million decline in value as a securities loss for the 2008 second quarter.

At June 30, 2008, the fair value of the perpetual preferred stocks in our portfolio was $41.7 million. Perpetual preferred stock issued by Fannie Mae and Freddie Mac accounted for $21.1 million of this amount.

On September 7, 2008, the U.S. government placed Fannie Mae and Freddie Mac into conservatorship. As of September 10, we determined that the value of our Fannie Mae and Freddie Mac perpetual preferred stock had declined from $21.1 million to $1.4 million, and that this impairment was other-than-temporary. We recorded this $19.7 million decrease as a securities loss for the 2008 third quarter.

Sale and Write-down of Investment Securities Available for Sale

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Sale and Write-down of AFS investment securities	2008	2007	2008	2007
	(In millions)

Proceeds	$—	$39.5	$11.9	$43.6
Gross gains realized	$—	$—	$0.1	$—
Gross losses realized	$(19.7)	$(0.2)	$(32.3)	$(0.2)

Called Securities

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Called Securities	2008	2007	2008	2007
	(In millions)

Gross gains realized	$—	$—	$—	$0.1
Gross losses realized	$—	$—	$—	$—

Pledged Securities

At September 30, 2008, securities with an aggregate book value of $1,180.1 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, Federal Home Loan Bank borrowings, repurchase agreements, and interest rate swap agreements, and for other purposes required by law.

We had investments in the securities of regulatory authorities that totaled $16.4 million at September 30, 2008, and $22.4 million at December 31, 2007. These securities are carried at cost.

Note 11 —	Borrowings

The long-term debt of $468.3 million on our balance sheet at September 30, 2008, included $28.0 million in FHLB advances, $(8.3) million of unamortized losses related to terminated interest rate swaps on our long-term debt, $(0.3) million of unamortized discounts on $250.0 million of subordinated long-term debt that matures on April 15, 2013, and $(1.1) million of unamortized discounts on $200.0 million of subordinated long-term debt that matures on April 2, 2018.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 1, 2008, we issued $200 million of subordinated long-term debt in 10-year, 8.50% notes. These notes will mature on April 2, 2018.

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

We maintain lines of credit with two major unaffiliated U.S. financial institutions. The combined balance of these two lines was $20 million at September 30, 2008. Our credit agreements contain covenants that require us to maintain certain financial ratios. As of September 30, 2008, our nonperforming asset ratio and our return on assets ratio did not meet the limits these covenants specify. We obtained waivers from both financial institutions for the third quarter ended September 30, 2008, for these ratio specifications.

Note 12 —	Income taxes

Income tax expense was lower for the 2008 third quarter than for the year-ago third quarter due to the tax benefit associated with the write-down of Fannie Mae and Freddie Mac preferred stock investments. The effective tax rate was higher because a larger percentage of our revenue was generated in states with tax rates that are higher than those of other jurisdictions in which we conduct business.

On a year-to-date basis, the non-cash write-down of our investment in RCM and the associated tax benefits net of a valuation allowance were the main cause of the reduction in income tax expense. The year-to-date effective tax rate was higher due to the amount of revenue generated in states with higher tax rates, as well as the valuation allowance recorded for the RCM write-down.

Income Taxes and Tax Rate	2008 Q3	2007 Q3	2008 YTD	2007 YTD
	(Dollars in millions)

Pre-tax income	$35.4	$69.2	$70.9	$214.7
Income tax expense	$12.3	$22.9	$25.5	$75.9
Effective tax rate	34.75%	33.09%	35.97%	35.35%

We have reviewed and, where necessary, accrued for tax liabilities for open periods, and we have applied our FIN 48 methodology consistently. Under FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we classify interest expense and penalties related to uncertain tax positions as income tax expense.

We file income tax returns in more than 30 tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, our income tax returns are subject to scrutiny by tax auditors in these jurisdictions for a period of three to six years (open tax years). As of September 30, 2008, there were no material changes regarding uncertain tax positions. No open statutes of limitations have been extended materially in any of our significant locations. We currently are under IRS examination for the tax year 2006. The tax years 2005 and 2007 remain open to examination by the IRS. We periodically are under examination by various state and local tax authorities.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our business segment accounting policies are the same as those described in Note 2, “Summary of significant accounting policies,” in our 2007 Annual Report to Shareholders. We have adjusted segment data for prior periods, due to changes in reporting methodology and/or organizational structure. For more information about our business segments, read Note 1, “Nature of business,” and Note 23, “Segment reporting,” in our 2007 Annual Report to Shareholders.

We are presenting segment data on an operating basis consistent with our consolidated information. We believe that operating results — those that exclude the effects of impairment write-downs — present a more relevant measure of ongoing business trends and offer a better basis of comparison with prior periods. For information about the write-downs we incurred during the first nine months of 2008, read Note 9, “Goodwill and other intangible assets,” and Note 11, “Investment securities,” in this report.

During the 2008 first quarter, we recorded a gain of $3.5 million in noninterest income from the redemption of 81 shares related to Visa Inc.’s initial public offering (IPO). In addition, we reversed $1.4 million from other liabilities in connection with the IPO and recorded the release in noninterest income. Both items were recorded in the Regional Banking segment.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended September 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$85.6	$4.9	$2.4	$(1.8)	$91.1
Provision for loan losses	(18.0)	(1.6)	—	—	(19.6)

Net interest income/(loss) after provision	67.6	3.3	2.4	(1.8)	71.5
Advisory fees:
Wealth Advisory Services	0.6	54.4	2.3	—	57.3
Corporate Client Services	0.4	—	34.0	—	34.4
Affiliate Money Managers	—	—	—	4.2	4.2

Total advisory fees	1.0	54.4	36.3	4.2	95.9
Amortization of affiliate intangibles	—	(1.1)	(0.9)	(0.2)	(2.2)

Total advisory fees after amortization of affiliate intangibles	1.0	53.3	35.4	4.0	93.7
Other noninterest income	13.0	0.5	0.3	—	13.8

Net interest and noninterest income	81.6	57.1	38.1	2.2	179.0
Noninterest expense	(42.9)	(50.5)	(30.5)	—	(123.9)

Segment profit before income taxes	38.7	6.6	7.6	2.2	55.1
Applicable income taxes and minority interest	13.8	2.4	2.5	1.0	19.7

Segment operating income	$24.9	$4.2	$5.1	$1.2	$35.4
Investment securities impairment charge					(19.7)
Applicable income taxes for impairment charge					7.2

Reported net income					$22.9

Depreciation and amortization	$3.2	$2.7	$2.3	$0.2	$8.4

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended September 30, 2007	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$87.6	$6.3	$3.2	$(3.0)	$94.1
Provision for loan losses	(7.8)	(1.1)	—	—	(8.9)

Net interest income/(loss) after provision	79.8	5.2	3.2	(3.0)	85.2
Advisory fees:
Wealth Advisory Services	0.7	53.6	1.8	—	56.1
Corporate Client Services	0.3	—	23.3	—	23.6
Affiliate Money Managers	—	—	—	4.6	4.6

Total advisory fees	1.0	53.6	25.1	4.6	84.3
Amortization of affiliate intangibles	—	(0.8)	(0.2)	(0.2)	(1.2)

Total advisory fees after amortization of affiliate intangibles	1.0	52.8	24.9	4.4	83.1
Other noninterest income	11.3	0.4	0.2	—	11.9
Securities losses	(0.2)	—	—	—	(0.2)

Net interest and noninterest income	91.9	58.4	28.3	1.4	180.0
Noninterest expense	(42.6)	(46.5)	(21.7)	—	(110.8)

Segment profit before income taxes	49.3	11.9	6.6	1.4	69.2
Applicable income taxes and minority interest	16.4	4.0	2.1	0.5	23.0

Reported net income	$32.9	$7.9	$4.5	$0.9	$46.2

Depreciation and amortization	$3.2	$2.2	$1.2	$0.2	$6.8

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Nine Months Ended September 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$246.5	$16.1	$7.2	$(6.7)	$263.1
Provision for loan losses	(44.4)	(3.6)	—	—	(48.0)

Net interest income/(loss) after provision	202.1	12.5	7.2	(6.7)	215.1
Advisory fees:
Wealth Advisory Services	1.9	162.6	6.3	—	170.8
Corporate Client Services	1.1	—	91.0	—	92.1
Affiliate Money Managers	—	—	—	12.9	12.9

Total advisory fees	3.0	162.6	97.3	12.9	275.8
Amortization of affiliate intangibles	—	(3.0)	(1.7)	(0.7)	(5.4)

Total advisory fees after amortization of affiliate intangibles	3.0	159.6	95.6	12.2	270.4
Other noninterest income	42.7	1.7	1.1	—	45.5
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	247.9	173.8	103.9	5.5	531.1
Noninterest expense	(126.2)	(152.2)	(82.6)	—	(361.0)

Segment profit before income taxes	121.7	21.6	21.3	5.5	170.1
Applicable income taxes and minority interest	43.8	8.1	7.0	2.4	61.3

Segment operating income	$77.9	$13.5	$14.3	$3.1	$108.8
Investment securities impairment charge					(32.3)
Roxbury Capital Management impairment charge					(66.9)
Applicable income taxes for impairment charges					35.3

Reported net income					$44.9

Depreciation and amortization	$9.7	$7.7	$5.4	$0.7	$23.5
Investment in equity method investees	—	—	—	159.6	159.6
Segment average assets	9,714.7	1,503.1	327.6	199.7	11,745.1

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Nine Months Ended September 30, 2007	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$257.8	$18.7	$10.4	$(9.2)	$277.7
Provision for loan losses	(17.5)	(1.5)	—	—	(19.0)

Net interest income/(loss) after provision	240.3	17.2	10.4	(9.2)	258.7
Advisory fees:
Wealth Advisory Services	2.0	154.4	4.6	—	161.0
Corporate Client Services	0.9	—	71.5	—	72.4
Affiliate Money Managers	—	—	—	15.9	15.9

Total advisory fees	2.9	154.4	76.1	15.9	249.3
Amortization of affiliate intangibles	—	(2.2)	(0.5)	(0.7)	(3.4)

Total advisory fees after amortization of affiliate intangibles	2.9	152.2	75.6	15.2	245.9
Other noninterest income	35.4	1.3	0.7	—	37.4
Securities losses	(0.1)	—	—	—	(0.1)

Net interest and noninterest income	278.5	170.7	86.7	6.0	541.9
Noninterest expense	(124.6)	(139.3)	(63.3)	—	(327.2)

Segment profit before income taxes	153.9	31.4	23.4	6.0	214.7
Applicable income taxes and minority interest	54.5	11.3	8.4	2.5	76.7

Reported net income	$99.4	$20.1	$15.0	$3.5	$138.0

Depreciation and amortization	$9.7	$6.7	$3.5	$0.7	$20.6
Investment in equity method investees	—	—	—	215.3	215.3
Segment average assets	9,137.5	1,406.6	201.3	208.6	10,954.0

Note 14 —	Accounting pronouncements

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

The requirement to recognize the funded status of plans was effective for us as of the fiscal year that ended December 31, 2006. For information about how the adoption of this requirement affected our financial statements, read Note 18, “Pension and other postretirement benefits,” in our 2007 Annual Report to Shareholders. The requirement to measure plan assets and benefit obligations as of the end of our fiscal year will be effective for us for the fiscal year ending December 31, 2008. We do not expect the adoption of the measurement date provision to have a material effect on our financial statements.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FSP FAS No. 157-3.  In October 2008, FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market and provides an example of how to determine the fair value of a financial asset when the market for that asset is inactive. Specifically, FSP FAS 157-3 states that management may use estimates that incorporate current market participant expectations of future cash flows and include appropriate risk premiums

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to determine the fair value of a security when there is not an active market for that security. This FSP also indicates that, in some cases, using unobservable inputs might be more appropriate than using observable inputs to determine the fair value of a security in an inactive market. FSP FAS 157-3 was effective upon issuance and applies to our September 30, 2008, financial statements. The adoption of FSP FAS 157-3 did not affect our financial statements, but it clarified existing guidance about valuation techniques used in illiquid markets. For more information about this, read Note 5, “Fair value measurement of assets and liabilities,” in this report.

FSP FAS No. 133-1 and FIN 45-4.  In September 2008, FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS No. 133-1 and FIN 45-4 amends SFAS 133 to require sellers of credit derivatives to provide certain disclosures for credit derivatives. FSP FAS No. 133-1 and FIN 45-4 also amends FIN 45 to require guarantors to disclose the current status of the payment/performance risk of each guarantee. Although we do not sell credit derivatives, the amendments to FIN 45 may apply to some of our guarantee arrangements. FSP FAS No. 133-1 and FIN 45-4 will be effective for us beginning with the fiscal year ending December 31, 2008. We do not expect the adoption of FSP FAS No. 133-1 and FIN 45-4 to affect our financial statements, but its adoption may affect our disclosures for certain guarantee arrangements.

Note 15 —	Subsequent event

On October 10, 2008, we completed the acquisition of UBS Fiduciary Trust Company (UBSFTC) from financial services company UBS Americas Inc. UBSFTC is a New Jersey-based provider of trust, investment management, fund accounting, and benefit payment services offered through financial advisors for retirement and employee benefit plans. Full terms of this all-cash transaction were not disclosed.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

Consumer and other retail banking services.   These services include a variety of deposit services, loans to individuals, and residential mortgage loans. On our balance sheet, loans secured with liquid collateral are recorded under retail loans, but these loans are mainly associated with Wealth Advisory Services clients. We focus our retail branch banking, residential mortgage lending, and core deposit-gathering activities in the state of Delaware. At September 30, 2008, we had 48 branch offices in Delaware.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

On April 30, 2008, Wilmington Trust FSB, our federally chartered savings bank subsidiary, acquired AST Capital Trust Company of Delaware (AST). In August 2008, we rebranded AST as Wilmington Trust Retirement and Institutional Services Company.

On October 10, 2008, AST acquired UBS Fiduciary Trust Company (UBSFTC) and rebranded it as Wilmington Trust Fiduciary Services Company.

There have been no other changes to our legal entities or subsidiaries since December 31, 2007.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

This report discusses:

•	Changes in our financial condition (balance sheet) since December 31, 2007. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of September 30, 2007, for historical reference.

•	The results of our operations (income statement) for the three and nine months ended September 30, 2008 (year-to-date results), compared with the corresponding periods in 2007. In some cases, we provide amounts for other periods to provide historical context.

EXECUTIVE SUMMARY

In the face of extraordinary market conditions, we continued to focus on our clients, our business plan, and opportunities for growth, and these efforts were evident in all three of our businesses. Compared to the year-ago third quarter, advisory revenue was up 14%, and loan balances were 15% higher, on average. In addition, the net interest margin stabilized, and credit quality remained in line with our historical experience.

These achievements were offset by a write-down in the carrying value of our investments in perpetual preferred stocks issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). On an after-tax basis, this charge reduced third quarter net income by $12.5 million, or $0.19 per share (on a diluted basis). We initially disclosed this loss in a filing with the Securities and Exchange Commission on September 11, 2008.

This brought net income for the 2008 third quarter to $22.9 million, or $0.34 per share (on a diluted basis).

On an operating basis (excluding the securities loss), net income for the 2008 third quarter was $35.4 million, or $0.53 per share (on a diluted basis). We believe that operating results present a more relevant measure of ongoing

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008 business trends and offer a better basis of comparison with prior periods. The “Results of operations” discussion in this report includes a reconciliation of GAAP (reported) results with operating results.

Significant factors in third quarter 2008 operating results

•	On average, we added $373.1 million of loans during the 2008 third quarter. Loan balances were $9.46 billion, on average, and $9.59 billion at period-end.

•	The net interest margin stabilized, and net interest income was 7% higher than for the 2008 second quarter.

•	The combination of loan growth and higher levels of nonperforming assets led us to increase the reserve and provision for loan losses.

•	The net charge-off ratio remained in line with our historical experience.

•	Corporate Client Services (CCS) revenue was 46% higher than for the year-ago third quarter, with all components of the business contributing to the growth.

•	Total Wealth Advisory Services (WAS) revenue was 2% higher than for the year-ago third quarter, even though financial market volatility reduced trust and investment advisory revenue.

•	Affiliate money manager Roxbury Capital Management (RCM) returned to profitability.

•	Operating expenses and the number of staff members were higher than for the year-ago third quarter, mainly because the year-ago figures did not reflect the acquisition of AST Capital Trust Company (AST), which has approximately 179 staff members in Phoenix, Arizona, and Wilmington, Delaware.

•	Operating expenses also reflected the additions of:

•	WAS staff in the family office practice and Boston office.

•	CCS capital markets and retirement services staff.

•	Regional Banking staff in the Maryland, New Jersey, and Pennsylvania markets.

•	All regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution.

Significant factors in results for the first nine months of 2008

In the first nine months of 2008, unsettled market conditions overshadowed very strong commercial and consumer loan growth, higher revenue from CCS and WAS, and other positive aspects of our ongoing operations.

Net income for the first nine months of 2008 was $44.9 million, or $0.67 per share (on a diluted basis). This was considerably lower than for the first nine months of 2007, mainly because we recorded losses of $99.2 million, or $0.95 per share (on a diluted basis), in three write-downs:

•	In the 2008 second quarter, we recorded a $66.9 million write-down against the value of our investment in RCM. This reduced second quarter net income by $43.5 million, or $0.64 per share (on a diluted basis).

•	Also in the 2008 second quarter, we wrote down the carrying value of perpetual preferred stocks in the investment securities portfolio by $12.6 million. Stocks issued by Fannie Mae and Freddie Mac accounted for most, but not all, of this decrease. This decrease reduced second quarter net income by $8.0 million, or $0.12 per share (on a diluted basis).

•	In the 2008 third quarter, we wrote down the value of the Fannie Mae and Freddie Mac perpetual preferred stocks in our portfolio by $19.7 million. This reduced third quarter net income by $12.5 million, or $0.19 per share (on a diluted basis).

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

On an operating basis (excluding the RCM impairment charge and securities losses), net income for the first nine months of 2008 was $108.8 million, or $1.62 per share (on a diluted basis). Our diversified sources of revenue and mix of businesses continued to help us withstand the effects of market conditions, as the detailed discussions in the following pages show.

On October 16, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.345 per share. This amount reflects the 3% increase the Board approved in April 2008, which marked the 27th consecutive year that we have raised our cash dividend. The quarterly dividend will be paid on November 17, 2008, to stockholders of record on November 3, 2008.

Expansion initiatives

We are able to invest consistently in our company’s future because our capital management practices are sound. In the first nine months of 2008, amid the wake of negative speculation about the strength and stability of many financial institutions, we completed two expansion initiatives in the CCS business and announced a third.

The first initiative was the acquisition of AST, which doubled the capacity of the CCS retirement services business. The second was the addition of a team of 14 seasoned capital markets experts. The third was the acquisition of UBSFTC, which we completed in October. UBSFTC is a New Jersey-based provider of trust, investment management, fund accounting, and benefit payment services offered through financial advisors for retirement and employee benefit plans. These initiatives are described in greater detail in the CCS section of this report.

The AST transaction also included a personal trust component, which we integrated into the WAS business.

The AST and UBSFTC transactions will be non-dilutive to earnings in 2008. We expect the AST transaction to add approximately $18 million of revenue in 2008 (approximately $27 million on an annualized basis). We expect the UBSFTC acquisition to add approximately $38 million of revenue and approximately $36 million of subadvisor expense on an annualized basis. Most of the AST revenue is, and all of the UBSFTC revenue will be, recorded as CCS retirement services revenue. The remainder of the AST revenue is recorded in WAS trust and investment advisory revenue.

Other items

On September 22, 2008, we initiated an at-the-market offering of our common stock. This offering is described in a base prospectus and prospectus supplement filed with the Securities and Exchange Commission on September 22, 2008. These documents are available at www.wilmingtontrust.com under Investor Relations/SEC Filings/September 22, 2008. We discuss this offering in more detail in the capital resources section of this report.

On April 1, 2008, we issued $200 million of subordinated long-term debt in 10-year, 8.50% notes. For more information about this debt issue, read the liquidity and funding discussion and Note 11, “Borrowings,” in this report.

CHANGES IN FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

The primary changes in our financial condition were:

•	An increase in loan balances.

•	A decrease in the investment securities portfolio.

•	A reduction in stockholders’ equity.

We discuss these changes in more detail on the following pages.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Assets

Loan growth, which we discuss in more detail in the Regional Banking section of this report, was the main cause of the increase in total assets.

Assets	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Loan balances	$9,585.0	$8,475.8	$8,336.5
Loans as a percentage of total assets	79%	74%	75%
Investment securities portfolio balances	$1,460.0	$1,846.8	$1,831.3
Investment securities as a percentage of total assets	12%	16%	16%
Total assets	$12,134.1	$11,485.7	$11,187.1

Earning Assets[1]	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Total earning assets	$11,141.5	$10,479.0	$10,204.4
Percentage in loans	86%	81%	82%
Percentage in investment securities	13%	18%	18%
As a percentage of total assets	92%	91%	91%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.

Investment securities portfolio

We maintain an investment securities portfolio for our own account to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not hold investment securities for trading purposes. There are no client funds in this portfolio. Our policy is to invest in securities with an investment grade of “A” or better, as assigned by Standard & Poor’s or Moody’s Investors Service, at the time of purchase.

In the first nine months of 2008, this portfolio decreased 21%, mainly because:

•	We recorded higher unrealized losses on securities with temporary impairments.

•	We recorded write-downs of $32.3 million on other-than-temporarily impaired securities.

•	As holdings matured, and as capital markets tightened, we found fewer reinvestment opportunities that satisfied our credit and duration risk preferences.

•	We had less need for securities to collateralize client accounts that use short-term cash sweeps.

On a percentage basis, changes in the composition of the investment securities portfolio from year-end 2007 reflected:

•	A decrease in U.S. government agency securities due to the volume of calls and maturities in the first three months of 2008.

•	A decline in the estimated fair value of trust-preferred securities.

•	A decline in the value of preferred stock, mainly due to the Fannie Mae and Freddie Mac write-downs.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

At September 30, 2008, 85% of the portfolio was invested in fixed rate instruments, up from 82% at year-end 2007.

	At 9/30/08		At 12/31/07
	Dollar	As a % of	Dollar	As a % of
Composition of Investment Securities Portfolio	Amount	Portfolio	Amount	Portfolio
	(Dollars in millions)

Collateralized mortgage obligations	$197.3	14%	$234.2	13%
Mortgage-backed securities	476.2	33%	496.4	27%
Corporate securities[1]	191.0	13%	317.7	17%
Government agency securities	453.5	31%	647.0	35%
U.S. Treasury securities	91.2	6%	60.2	3%
Preferred stock	19.4	1%	44.9	2%
Municipal bonds	7.0	—%	17.8	1%
Other	24.4	2%	28.6	2%

Total	$1,460.0	100%	$1,846.8	100%

[1]	All of the securities recorded as corporate securities are trust-preferred securities.

Balances of mortgage-related instruments reflect our desire to manage mortgage-related risk in the investment securities portfolio rather than in the loan portfolio. We believe we can manage the duration and interest rate risk associated with mortgage-related instruments more efficiently in the investment securities portfolio than by retaining residential mortgages in our loan portfolio, since most residential mortgages have terms of 15 to 30 years. As a result, balances of mortgage-related securities generally exceed balances of residential mortgage loans. More details about our interest rate risk management strategies are in this report in the discussion of quantitative and qualitative disclosures about market risk.

Of the mortgage-backed securities in the portfolio at September 30, 2008:

•	All were issued by U.S. government-sponsored enterprises (GSEs). Because these securities are issued by U.S. GSEs, they carry an implied rating of AAA.

•	All had residential mortgages as the underlying collateral.

•	Almost all were invested in fixed rate instruments with terms of 15 years or less.

•	There were no subprime mortgages in this underlying collateral.

The attrition in the portfolio over the first nine months of 2008 caused its average life and duration to change.

Average Life in the Investment Securities Portfolio	At 9/30/08	At 12/31/07	At 9/30/07
	(In years)

Mortgage-backed instruments	3.36	3.48	3.58
Total portfolio	6.13	4.45	4.66

Duration in the Investment Securities Portfolio	At 9/30/08	At 12/31/07	At 9/30/07
	(In years)

Mortgage-backed instruments	3.12	3.20	3.30
Total portfolio	1.84	1.97	1.85

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Investment securities impairments

When the estimated fair value of a security falls below its book value, GAAP requires us to determine whether its valuation decline (impairment) is temporary or other-than-temporary. These determinations can reduce income, stockholders’ equity, and earnings, depending on whether we record an impaired security as available-for-sale (AFS) or held-to-maturity (HTM). For more information about these classifications, how we make our determinations, and other details about our investment securities portfolio, read Note 10, “Investment securities,” in this report, and Note 6, “Investment securities,” in our 2007 Annual Report to Shareholders.

Temporarily impaired securities

At September 30, 2008, the largest concentration in our portfolio of securities with temporary impairments was in mortgage-backed securities and trust-preferred securities (TruPS). We believe the impairments of these securities are temporary because they have been caused mainly by problems in the residential mortgage industry and liquidity problems in the financial markets, not by deterioration in the creditworthiness of the issuers.

Our TruPS portfolio consists of:

•	38 pooled issues, which consist of securities issued by banks, insurance companies, and other financial institutions.

•	9 single-issuer securities. The single issuers are money center and large regional banks.

Throughout the first nine months of 2008, the market for TruPS became increasingly illiquid due to negative perceptions about the health of the financial sector in general, and about the financial stability of the issuers of securities in pooled TruPS in particular. This illiquidity reduced the market valuations of our TruPS.

Using the valuation techniques we describe in this report in Note 5, “Fair value measurement of assets and liabilities,” we determined that the estimated fair value of the TruPS in our portfolio had declined to $227.2 million as of June 30, 2008, and that these impairments were temporary.

On July 31, 2008, we reclassified all of our TruPS from AFS to HTM. We did this because these securities have attractive cash flows, and we intend to hold them to maturity. In addition, there is less financial statement volatility associated with temporarily impaired securities that are classified as HTM, because temporary impairments on HTM securities are reported in footnote disclosures, not as reductions to stockholders’ equity.

Before we transferred our TruPS to HTM on July 31, 2008, their amortized cost was $326.2 million, and their estimated fair value was $189.1 million. Since initially acquiring these TruPS, our unrealized losses on them have totaled $138.4 million, and this amount has been reflected in stockholders’ equity through accumulated other comprehensive income. Of this amount, $38.1 million was added during the 2008 third quarter.

In the 2008 third quarter, the SEC and FASB jointly clarified their guidance on how to measure fair values when relevant market evidence does not exist. As a result, we began to place a greater emphasis on using the cash flow methodology described in Note 5 to estimate the fair value of our TruPS.

As of September 30, 2008, we determined that the fair value of our TruPS portfolio was $207.9 million, and that their impairments continued to be temporary. No further adjustments for changes in the fair value of TruPS were reflected on our balance sheet, because the TruPS are recorded as HTM securities.

Moving the TruPS to HTM did not eliminate impairment testing under GAAP, which requires us to assess HTM securities in a manner that is consistent with the way we assess AFS securities. Illiquid and volatile market conditions could cause us to determine that some or all of the TruPS in our portfolio are other-than-temporarily impaired (OTTI). In the future, if any or all of our TruPS are deemed to be OTTI, we will be required to write down their value and realize a securities loss.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Other-than-temporarily impaired securities (OTTI)

All of our OTTI securities at September 30, 2008, were in the perpetual preferred stock portfolio. This portfolio consists of perpetual preferred stocks issued by Fannie Mae, Freddie Mac, two money center banks, and one other company. All of the securities in this portfolio are held as AFS, since, by definition, they have no maturity date.

During the first nine months of 2008, we recorded a total of $32.3 million of losses on these securities in two write-downs, one in the second quarter and one in the third. Most of these losses were associated with perpetual preferred stock issued by Fannie Mae and Freddie Mac. For more information about these write-downs, read Note 10, “Investment securities,” in this report.

Liabilities

Total liabilities during the first nine months of 2008 reflected an increase in national certificates of deposit (national CDs) and short-term borrowings (STBs), which we use to augment core deposits to fund loan growth. On a percentage basis, the mix of core deposits and national funding was in line with that of prior periods.

For more information about core deposit balances, read the Regional Banking discussion in this report. For more information about national funding, read the funding discussion in this report.

Liabilities	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Core deposits	$5,539.5	$5,465.5	$5,146.6
Core deposits as a percentage of total liabilities	50%	53%	51%
National CDs and STBs	$4,874.6	$4,384.1	$4,443.5
National CDs and STBs as a percentage of total liabilities	44%	42%	44%
Total liabilities	$11,071.8	$10,365.3	$10,089.0

Stockholders’ equity

All of our regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution.

On a GAAP basis, the returns on average stockholders’ equity and assets declined from their year-ago levels. This was due to a combination of:

•	The $66.9 million write-down on the value of our investment in RCM, which we recorded in the second quarter.

•	The $32.3 million of securities write-downs.

•	Compression in the net interest margin in the first half of the year, which reduced net interest income.

	September 30,	September 30,
Annualized Returns for the Nine Months Ended	2008	2007

Return on average stockholders’ equity	5.51%	16.93%
Return on average assets	0.51%	1.68%

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

On an operating basis, the declines in the returns on stockholders’ equity and assets were much less severe, but the lower levels of net income still reduced these ratios from prior periods.

	Nine Months Ended	Year Ended	Nine Months Ended
Annualized Returns (operating basis)	9/30/08	12/31/07	9/30/07

Return on average stockholders’ equity	13.15%	16.68%	16.93%
Return on average assets	1.23%	1.65%	1.68%

On September 22, 2008, we initiated an at-the-market offering of our common stock. This offering is described in a base prospectus and prospectus supplement filed with the SEC and available at www.wilmingtontrust.com under Investor Relations/SEC Filings/September 22, 2008.

For more information about our capital ratios, stockholders’ equity, and the common equity offering, read the capital resources discussion in this report.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The Regional Banking, CCS, and WAS businesses prevailed against challenging market conditions in the third quarter, and each achieved growth. For the 2008 third quarter, loan balances were 15% higher than for the year-ago third quarter, on average, and advisory revenue was up 14%. In addition, the net interest margin stabilized, and credit quality remained in line with our historical experience. We discuss each of these items in greater detail elsewhere in this report.

The positive aspects of our 2008 third quarter results were diminished by a $19.7 million decline in the carrying value of perpetual preferred stocks issued by Fannie Mae and Freddie Mac. This decline, which we recorded as a securities loss, reduced net income by $12.5 million, or $0.19 per share (on a diluted basis).

This brought net income for the 2008 third quarter to $22.9 million, or $0.34 per share (on a diluted basis).

For the first nine months of 2008, net income was $44.9 million, or $0.67 per share (on a diluted basis). Loan balances at September 30, 2008, were 13% higher than at year-end 2007, and both CCS and WAS recorded solid growth, but year-to-date results were affected negatively by:

•	The 2008 third quarter write-down of Fannie Mae and Freddie Mac perpetual preferred stocks discussed above.

•	A $66.9 million decline in the value of our investment in affiliate money manager RCM. This decline, which we recorded as a non-cash impairment expense in the 2008 second quarter, reduced net income by $43.5 million.

•	A $12.6 million decline in the carrying value of perpetual preferred stocks in the investment securities portfolio in the 2008 second quarter. This decline, which was recorded as a securities loss, reduced second quarter net income by $8.0 million. Stocks issued by Fannie Mae and Freddie Mac accounted for most, but not all, of this decrease.

For more information about the RCM impairment charge, read the RCM section and Note 9, “Goodwill and other intangible assets,” in this report. For more information about the securities write-downs, read Note 10, “Investment securities,” and the investment securities portfolio discussion in this report.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Results for the third quarter and first nine months of 2008 were much more positive on an operating basis. We believe that operating results present a more relevant measure of ongoing business trends and offer a better basis of comparison with prior periods. The following table reconciles our operating results with our GAAP (reported) results.

Comparison of results with and without the RCM and investment securities impairment write-downs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008			2008
	With	Without		With	Without
	impairment	impairment	Impairment	impairment	impairment	Impairment
	(Dollars in millions, except per-share amounts)

OPERATING RESULTS
Net interest income	$91.1	$91.1	$—	$263.1	$263.1	$—
Provision for loan losses	(19.6)	(19.6)	—	(48.0)	(48.0)	—
Noninterest income	87.8	107.5	(19.7)	283.7	316.0	(32.3)
Noninterest expense	123.9	123.9	—	427.9	361.0	66.9

Income before taxes and minority interest	35.4	55.1	(19.7)	70.9	170.1	(99.2)
Applicable income taxes	12.3	19.5	(7.2)	25.5	60.8	(35.3)

Net income before minority interest	23.1	35.6	(12.5)	45.4	109.3	(63.9)
Minority interest	0.2	0.2	—	0.5	0.5	—

Net income	$22.9	$35.4	$(12.5)	$44.9	$108.8	$(63.9)

PER-SHARE DATA
Diluted shares outstanding (in millions)	67.3	67.3	—	67.3	67.3	—
Per-share earnings	$0.34	$0.53	$(0.19)	$0.67	$1.62	$(0.95)
STATISTICS AND RATIOS
Total assets, on average	$12,043.5	$12,104.5	$(61.0)	$11,745.1	$11,768.5	$(23.4)
Stockholders’ equity, on average	1,021.3	1,064.6	(43.3)	1,088.5	1,104.9	(16.4)
Return on average assets	0.76%	1.16%	(0.40)%	0.51%	1.23%	(0.72)%
Return on equity	8.92%	13.23%	(4.31)%	5.51%	13.15%	(7.64)%
Net interest income before provision and noninterest income	$178.9	$198.6	$(19.7)	$546.8	$579.1	$(32.3)
Tax equivalent interest income	0.6	0.6	—	2.2	2.2	—

	$179.5	$199.2	$(19.7)	$549.0	$581.3	$(32.3)
Noninterest expense	$123.9	$123.9	$—	$427.9	$361.0	$66.9

Efficiency ratio	69.03%	62.20%	6.83%	77.94%	62.10%	15.84%

Operating results

On an operating basis, net income for the 2008 third quarter was $35.4 million, or $0.53 per share (on a diluted basis). For the first nine months of 2008, operating net income was $108.8 million, or $1.62 per share (on a diluted basis). These amounts were lower than for the corresponding periods in 2007 mainly because:

•	Although we had record-high loan growth, the market interest rate environment compressed the net interest margin, which reduced net interest income and prevented the benefits of loan growth from reaching the bottom line.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

•	Loan growth, as well as higher levels of nonperforming assets, prompted an increase in the provision for loan losses.

•	Revenue from the two affiliate money managers was lower, as equity market volatility reduced assets under management at both firms, and contributed to an operating loss for the 2008 second quarter at RCM.

Operating Results	2008 Q3	2007 Q3	2008 YTD	2007 YTD
	(Dollars in millions, except per-share amounts)

Net interest income	$91.1	$94.1	$263.1	$277.7
Provision for loan losses	(19.6)	(8.9)	(48.0)	(19.0)
Noninterest income	107.5	94.8	316.0	283.2
Operating expense	123.9	110.8	361.0	327.2

Operating net income	$35.4	$46.2	$108.8	$138.0
Operating earnings per share (diluted)	$0.53	$0.67	$1.62	$1.99
Average shares outstanding (diluted, in thousands)	67,269	68,582	67,349	69,222

Shares outstanding, on average, were lower than for the year-ago periods mainly because of our 2007 share repurchase activity. We repurchased a total of 2 million shares in 2007; more than 600,000 of these shares were repurchased during the fourth quarter.

As margin compression reduced net interest income for the third quarter and first nine months of 2008, CCS and WAS revenue continued to increase. As a result, noninterest income increased as a percentage of total net interest and noninterest income. We expect this trend to continue, because the CCS and WAS businesses have a broader geographic scope, and more opportunities to grow revenue at a faster pace, than the Regional Banking business.

As a Percentage of Total Operating Net Interest and Noninterest Income	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Net interest income[1]	40%	47%	41%	48%
Noninterest income[2]	60%	53%	59%	52%

[1]	After the provision for loan losses.

[2]	After amortization.

Profitability was lower than for the third quarter and first nine months of 2007 (on an operating basis). Contributing to this decrease were the pressure on the net interest margin and the increase in the provision for loan losses, which reduced revenue. In addition, prior periods did not reflect the staffing and related costs associated with the expansion activities we completed in the fourth quarter of 2007 and the first nine months of 2008. The largest of these initiatives was the acquisition of AST, which we completed on April 30, 2008. AST has 179 staff members.

Efficiency and Profitability Ratios (Operating Basis)	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Efficiency ratio[1]	62.20%	58.35%	62.10%	58.02%
Profit margin	37.80%	41.65%	37.90%	41.98%

[1]	The efficiency ratio is the inverse of the profit margin.

We discuss each of our businesses and other factors in our financial performance in greater detail in the following pages of this report.

THE REGIONAL BANKING BUSINESS

The Regional Banking business continued to benefit from the well-diversified economy in the mid-Atlantic region, which has not experienced the level of economic downturn seen in some other parts of the United States.

•	Loan balances reached a record high of $9.59 billion.

•	Core deposits increased modestly from year-end 2007 and reached $5.54 billion.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

•	Nonperforming assets and the provision for loan losses increased, but the net charge-off ratio remained in line with what we have experienced historically. We discuss credit quality in greater detail in a separate section of this report.

Loans

Total loans were $9.59 billion at September 30, 2008, which was 13% higher than at year-end 2007. Two milestones were achieved during the first nine months of 2008:

•	Loan balances exceeded $9 billion on both a period-end and average-balance basis for the first time.

•	The $1.11 billion of loans we added during the first nine months of 2008 marked the largest nine-month increase on record.

Most of the growth in the first nine months of 2008 came from, in order of dollar-amount contribution, the Pennsylvania market, the Delaware market, and the New Jersey market. The growth in loans from the Pennsylvania and New Jersey markets reflected the significant commercial banking expansion we have undertaken in those markets in recent years.

Period-End Loan Balances	At 9/30/08	At 12/31/07	At 9/30/07
	(In millions)

Commercial loans	$6,674.6	$5,838.7	$5,677.7
Retail loans	2,910.4	2,637.1	2,658.8

Total loans outstanding	$9,585.0	$8,475.8	$8,336.5

Period-End Loan Balances	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Delaware market loans	$5,080.0	$4,831.2	$5,001.9
Delaware market loans as a % of total loans	53%	57%	60%

Period-End Loan Balances	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Pennsylvania market loans	$2,300.4	$1,949.4	$1,750.7
Pennsylvania market loans as a % of total loans	24%	23%	21%

Period-End Loan Balances	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Maryland market loans	$958.5	$847.6	$500.1
Maryland market loans as a % of total loans	10%	10%	6%

Period-End Loan Balances	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

New Jersey market loans	$671.0	$423.8	$333.5
New Jersey market loans as a % of total loans	7%	5%	4%

Period-End Loan Balances	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Other market loans	$575.1	$423.8	$750.3
Other market loans as a % of total loans	6%	5%	9%

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

On an average-balance basis, total loan balances increased for the 22nd consecutive quarter, and were 15% higher than for the year-ago third quarter. For more detail on average balances, see the quarterly analysis of net interest income in this report.

Loan Balances, on Average	2008 Q3	2007 Q3	2008 YTD	2007 YTD
		(In millions)

Total loans outstanding	$9,459.0	$8,260.3	$9,062.0	$8,163.6

On a percentage basis, the composition of the loan portfolio at period-end remained relatively unchanged from prior periods.

Loan Portfolio Composition	9/30/08	12/31/07	9/30/07

Commercial, financial, and agricultural (C&I) loans	31%	31%	30%
Commercial real estate — construction loans	20%	21%	21%
Commercial mortgage loans	19%	17%	17%
Residential mortgage loans	6%	6%	7%
Consumer loans	18%	19%	18%
Loans secured with liquid collateral	6%	6%	7%

Loans secured with liquid collateral are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.

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

As of September 2008, unemployment rates in the region remained below the U.S. average. Delaware’s unemployment rate has been lower than the U.S. average since 2001.

	September 2008		September 2007
	Employment	Unemployment	Unemployment
Employment Indicators	Growth*	Rate	Rate

Delaware	0.3%	4.8%	3.0%
New Jersey	(0.2)%	5.8%	4.3%
Pennsylvania	(0.1)%	5.7%	4.5%
United States	(0.4)%	6.1%	4.7%

*	Year-over-year percent change

Sources: U.S. Bureau of Labor Statistics and Federal Reserve Bank of Philadelphia

As of the 2008 second quarter (the most recent data available), home prices in Delaware and Pennsylvania had not experienced the level of deterioration or volatility seen in other parts of the United States, as changes in the U.S. House Price Index show. The first table shows that, on a linked-quarter basis, home prices in Delaware and Pennsylvania have fluctuated 1% or less each quarter since the 2007 second quarter.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

The second table compares home price index changes over four 12-month periods. This comparison also shows that home prices in Delaware and Pennsylvania have been affected far less negatively than home prices in states with troubled housing markets, like California, Florida, and Nevada.

Percent Change in House Price Index
(quarter-to-quarter)	2007 Q2	2007 Q3	2007 Q4	2008 Q1	2008 Q2

Delaware	1.3%	0.0%	0.4%	(0.7)%	(1.0)%
Pennsylvania	0.7%	0.7%	0.4%	0.7%	(0.4)%
United States	0.1%	(0.4)%	0.1%	(0.2)%	(1.4)%
California	(1.2)%	(1.8)%	(3.1)%	(4.4)%	(6.9)%
Florida	(0.8)%	(2.1)%	(1.7)%	(3.3)%	(5.3)%
Nevada	(1.6)%	(0.7)%	(3.0)%	(5.0)%	(5.6)%

Source: Office of Federal Housing Enterprise Oversight

Percent Change in House Price Index
(four quarter change)	2006 Q3 to 2007 Q3	2006 Q4 to 2007 Q4	2007 Q1 to 2008 Q1	2007 Q2 to 2008 Q2

Delaware	3.7%	1.9%	1.0%	(1.2)%
Pennsylvania	4.1%	2.8%	2.4%	1.4%
United States	1.8%	0.8%	0.0%	(1.7)%
California	(3.6)%	(6.7)%	(10.6)%	(15.8)%
Florida	(2.1)%	(4.7)%	(8.2)%	(12.4)%
Nevada	(2.4)%	(5.9)%	(10.3)%	(14.1)%

Source: Office of Federal Housing Enterprise Oversight

National Association of REALTORS® data on median home sales prices as of the 2008 second quarter (the most recent data available) also show how home price changes in key parts of the Regional Banking footprint compare favorably with those in other parts of the United States.

					% Change
Median Sales Price of Existing Single-Family Homes	2007 Q3	2007 Q4	2008 Q1	2008 Q2	2008 Q2 vs. Q1
	(Dollars in thousands)

Philadelphia, PA/Camden, NJ/Wilmington, DE MSA	$243.0	$226.8	$220.9	$235.7	7%
Dover, DE MSA	$219.8	$199.6	$199.1	$202.6	2%
United States	$220.3	$205.7	$196.1	$206.5	5%
Phoenix/Mesa/Scottsdale, AZ MSA	$255.5	$241.7	$222.2	$205.1	(8)%
Las Vegas/Paradise, NV MSA	$295.5	$273.5	$247.6	$235.3	(5)%

Source: National Association of REALTORS®

MSA = metropolitan statistical area

According to the U.S. Census Bureau, Delaware was the 14th fastest-growing state in the United States for the 12 months ended July 2007 (the most recent data available). Delaware’s tax climate, among other attributes, continued to attract new residents and create demand for housing and other services. Delaware has no sales tax, and its property taxes are among the lowest in the United States. Delaware is one of 13 states that impose no state-wide property tax levy. Taxes are assessed at the county level and consist primarily of school district taxes. In addition, there is no recurring assessment of home values.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Commercial Loans

We added $835.9 million of commercial loans during the first nine months of 2008, an increase of 14% from year-end 2007. Commercial loan balances, which exceeded $6 billion for the first time in the 2008 first quarter, were $6.67 billion at September 30, 2008. C&I loans accounted for 44% of the year-to-date growth in total commercial loans, commercial mortgage loans accounted for 40%, and commercial construction loans accounted for 16%. All of our mid-Atlantic markets contributed to the commercial loan growth.

Period-End Commercial Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(In millions)

Commercial, financial, and agricultural (C&I) loans	$2,965.2	$2,594.9	$2,529.0
Commercial real estate — construction loans	1,908.7	1,780.4	1,759.9
Commercial mortgage loans	1,800.7	1,463.4	1,388.8

Total commercial loans	$6,674.6	$5,838.7	$5,677.7

Period-End Commercial Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Delaware market commercial loans	$3,671.0	$3,386.4	$3,349.8
Delaware market commercial loans as a % of total commercial loans	55%	58%	59%

Period-End Commercial Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Pennsylvania market commercial loans	$1,802.1	$1,576.5	$1,476.2
Pennsylvania market commercial loans as a % of total commercial loans	27%	27%	26%

Period-End Commercial Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Maryland market commercial loans	$600.7	$525.5	$454.2
Maryland market commercial loans as a % of total commercial loans	9%	9%	8%

Period-End Commercial Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

New Jersey market commercial loans	$400.5	$291.9	$283.9
New Jersey market commercial loans as a % of total commercial loans	6%	5%	5%

Period-End Commercial Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Other market commercial loans	$200.3	$58.4	$113.6
Other market commercial loans as a % of total commercial loans	3%	1%	2%

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

On an individual basis, commercial loan amounts reflect the fact that our commercial banking clients are owners of closely held businesses. At September 30, 2008:

•	Approximately 72% of total commercial loans were for amounts of $10 million or less.

•	The mix of loan sizes was relatively unchanged from prior periods.

Commercial Loans by Size	At 9/30/08	At 12/31/07	At 9/30/07

More than $20 million	9%	6%	6%
$10 million to $20 million	19%	18%	19%
$5 million to $10 million	23%	25%	24%
$1 million to $5 million	36%	37%	37%
$250,000 to $1 million	10%	11%	11%
Less than $250,000	3%	3%	3%

C&I loans

C&I loan balances increased 14% in the first nine months of 2008. The C&I loans added during this period were:

•	To clients in a variety of businesses, including light manufacturing, service, and retail businesses.

•	For a variety of working capital, equipment purchase, inventory, and other needs.

•	Spread geographically throughout the mid-Atlantic region.

Commercial mortgage loans

Commercial mortgage balances rose 23% in the first nine months of 2008. This growth reflected changes in the mortgage financing market. Until the availability of mortgage financing tightened in the latter half of 2007, our commercial mortgage terms were generally less favorable than what borrowers could obtain from specialty mortgage companies. We did not alter our terms, but changes in the market made our terms more comparable with those offered by the specialty lenders. That, plus less liquidity in the credit markets, prompted many of our existing clients to remain with us for their permanent financing. Most of the commercial mortgage loans added during the first nine months of 2008 were for owner-occupied properties, including auto dealerships, schools, and manufacturing and industrial properties. These properties were primarily in Delaware, southeastern Pennsylvania, and Maryland.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Commercial construction loans

The pace of growth in commercial construction loans slowed throughout the first nine months of 2008, as housing markets softened from their levels in 2006 and the first half of 2007. At $1.91 billion, commercial construction balances were 7% higher than at year-end 2007, and accounted for 20% of the total loan portfolio (commercial and retail loans combined). Most of our commercial construction loans continued to be for residential construction projects, primarily for single-family homes, in Delaware.

Commercial Construction Loan Portfolio	At 9/30/08	At 12/31/07	At 9/30/07

Project type:
Residential real estate construction	52%	52%	54%
Land development	22%	21%	19%
Retail and office	14%	14%	13%
Owner-occupied	3%	5%	6%
Multi-family	2%	2%	2%
Other	7%	6%	6%
Geographic location:
Delaware	61%	61%	59%
Pennsylvania	23%	25%	27%
Maryland	6%	7%	7%
New Jersey	7%	4%	4%
Other	3%	3%	3%

We have a high degree of confidence in our commercial construction portfolio and its integrity, because:

•	We focus on clients with privately held or family-owned businesses that are well established and successful. We do not lend to large, national homebuilders.

•	The geographic scope of our commercial lending activity is concentrated in the mid-Atlantic region. This region has not experienced the volume of speculative over-building seen in other parts of the United States. Generally, projects we fund are within a two-hour drive from our headquarters in Wilmington, Delaware.

•	Most of the construction loans in our portfolio are for single-family homes in residential tract developments. Population growth is driving the demand for this type of housing and related services.

•	We apply our underwriting standards consistently.

Commercial construction loan underwriting standards

Maximum term:	Two years on unimproved land Three years on land development
Target loan size:	$1 million to $10 million
Maximum loan-to-value requirements	65% on unimproved land
75% on land development
80% on residential construction and income-producing properties
Construction limits on residential projects:	Pre-sold inventory plus a maximum of:
• 6 unsold single-family homes or
• 10 unsold townhomes

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Consistent with industry practice, we generally fund the interest reserve on construction loans by including it in the loan-to-value calculation and as part of the total loan amount.

Consumer loans

We added $211.3 million of consumer loans during the first nine months of 2008, an increase of 13% from year-end 2007. Consumer loan balances, which exceeded $1.7 billion for the first time in the 2008 second quarter, were $1.78 billion at September 30, 2008. Most of our consumer loans continued to come from the Delaware market, where we focus our retail and branch banking business.

Period-End Consumer Loans	At 9/30/08	At 12/31/07	At 9/30/07
	(In millions)

Home equity lines of credit	$360.8	$302.8	$295.3
Indirect loans	942.9	748.1	740.8
Credit card loans	67.0	69.1	65.0
Other consumer loans[1]	412.2	451.6	444.9

Total consumer loans	$1,782.9	$1,571.6	$1,546.0

[1]	Includes home equity loans, installment loans, and other types of loans to individuals.

	At September 30,	At December 31,
Period-End Consumer Loans by Market	2008	2007

Percent from Delaware market	53%	58%
Percent from Maryland market	16%	15%
Percent from New Jersey market	8%	6%
Percent from Pennsylvania market	17%	14%
Percent from other markets	6%	7%

Indirect lending accounted for most of the growth in consumer loan balances during the first nine months of 2008. Most of this growth was split evenly between loans for new cars and loans for late-model used cars. We make the majority of our indirect loans through automobile dealers, as an extension of the commercial banking relationships we have with dealers throughout the mid-Atlantic region.

Indirect loans booked during the quarter by market	2008 Q3	2008 Q2	2008 Q1

Delaware	41%	39%	35%
Pennsylvania	19%	23%	25%
Maryland	25%	23%	24%
New Jersey	15%	15%	16%

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008 practice is part of our interest rate risk management strategy, which we cover in more detail in this report in the discussion of quantitative and qualitative disclosures about market risk.

Residential Mortgage Activity	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Residential mortgage balances (at period-end)	$562.9	$561.1	$562.0	$566.3
Percent of residential mortgages at fixed rates	77%	77%	74%	78%

Residential Mortgage Originations	2008 Q3	2008 Q2	2007 Q4	2007 Q3
	(Dollars in millions)

Residential mortgage originations (dollar amount)	$39.2	$43.8	$46.3	$46.3
Residential mortgage originations (number of loans)	168	208	187	213

Residential Mortgage Delinquency Rates	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07

Wilmington Trust	4.46%	3.55%	3.45%	3.12%

We do not engage in subprime residential mortgage lending and, as of September 30, 2008, there were no subprime loans in our residential mortgage portfolio.

Deposits

We record two types of deposits:

•	Core deposits, which are deposits from our clients.

•	National CDs in amounts of $100,000 or more. We purchase these deposits on a wholesale or brokered basis. They are not associated with client activity.

We augment core deposits with national CDs because:

•	In our Regional Banking business model, there is an inherent disparity between loan growth and core deposit growth. We conduct our commercial banking activities throughout a four-state footprint, but we concentrate our core deposit-gathering activities in Delaware, where we focus our consumer and other retail banking activities.

•	They are a cost-effective way to add deposits without adding the expenses associated with a large-scale expansion of our branch office network outside of Delaware.

•	They help us manage interest rate risk. We can match the repricing characteristics of our floating rate loans more easily with national CDs than with client deposits. Most of our national CDs have terms of 90 to 120 days.

For more information about our use of national CDs, read the net interest margin, liquidity and funding, and interest rate risk management discussions in this report.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Core deposits

Core deposit balances increased modestly during the first nine months of 2008. Growth in savings and interest-bearing demand deposits was offset by declines in noninterest-bearing demand and CD balances.

Period-End Core Deposits	At 9/30/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Noninterest-bearing demand deposits	$879.6	$966.2	$827.8
Savings deposits	799.6	659.8	580.1
Interest-bearing demand deposits	2,594.4	2,471.8	2,346.7
CDs < $100,000	998.1	1,011.4	1,002.4
Local CDs ≥ $100,000	267.8	356.3	389.6

Total core deposits	$5,539.5	$5,465.5	$5,146.6
Percentage from Delaware clients	85%	87%	88%
Percentage from Pennsylvania clients	4%	5%	4%
Percentage from clients in other markets	11%	8%	8%

WTDirect, our Internet-only delivery channel, accounted for most of the year-to-date growth in savings deposits. Launched at the end of November 2006, WTDirect balances at September 30, 2008, were approximately $525 million. WTDirect currently features a high-interest savings account for depositors who maintain average daily balances of at least $10,000. We target WTDirect to the mass-affluent consumer market, and we have WTDirect depositors from all 50 states.

We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the Delaware Valley region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

Local CDs ≥ $100,000 by
Client Category
(Average Balances)	2008 Q3	2007 Q4	2007 Q3

Consumer banking clients	53%	54%	59%
DE commercial banking clients	10%	9%	9%
PA commercial banking clients	9%	10%	10%
Wealth Advisory Services clients	9%	15%	13%
Other clients	19%	12%	9%

Generally, we consider core deposit balances on average to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients may deposit large sums of cash near the ends of financial reporting periods. These deposits typically are noninterest-bearing demand deposits.

Core Deposits, on Average	2008 Q3	2007 Q3	2008 YTD	2007 YTD
	(In millions)

Noninterest-bearing demand deposits	$838.8	$714.9	$811.9	$722.0
Total core deposits	$5,430.0	$5,045.5	$5,323.1	$5,029.1

Core Deposits at Period End	At 9/30/08	At 12/31/07	At 9/30/07
	(In millions)

Noninterest-bearing demand deposits	$879.6	$966.2	$827.8
Total core deposits	$5,539.5	$5,465.5	$5,146.6

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Other Regional Banking information

ATMs	At 9/30/08	At 12/31/07	At 9/30/07

Number of ATMs in Delaware	213	208	203
Total number of ATMs	257	255	251

Regional Banking profitability

Regional Banking’s profitability declined slightly from prior periods, mainly because:

•	Compression in the net interest margin during the first half of 2008 reduced net interest income, even though loan balances rose at a record pace.

•	The provision for loan losses was higher than for prior periods. For more information about this, read the credit quality discussion in this report.

Regional Banking Profitability	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Segment operating net income (in millions)	$24.9	$32.9	$77.9	$99.4
Efficiency ratio[1]	42.86%	42.35%	42.88%	41.71%
Profit margin	57.14%	57.65%	57.12%	58.29%

[1]	The efficiency ratio is the inverse of the profit margin.

The favorable efficiency ratio of the Regional Banking business reflects how our funding strategy reduces the operating expenses associated with building and maintaining a large-scale branch office network outside of Delaware. For more information about this, read the discussions of deposits and funding in this report.

NET INTEREST INCOME

Although loan balances reached a record high, net interest income was lower for the third quarter and first nine months of 2008 than for the corresponding year-ago periods because:

•	Reductions in short-term market interest rates compressed our net interest margin during the first half of 2008.

•	The provision for loan losses increased. For more information about this, read the credit quality discussion in this report.

Net Interest Income	2008 Q3	2007 Q3	2008 YTD	2007 YTD
	(Dollars in millions)

Interest income	$152.1	$183.4	$464.3	$544.2
Interest expense	61.0	89.3	201.2	266.5

Net interest income	$91.1	$94.1	$263.1	$277.7
Provision for loan losses	(19.6)	(8.9)	(48.0)	(19.0)

Net interest income (after provision)	$71.5	$85.2	$215.1	$258.7
Portion generated by Regional Banking[1]	94%	93%	94%	93%

[1]	Before the provision for loan losses.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

We generate net interest income mainly through banking and funding activities. We attribute portions of net interest income to the WAS and CCS businesses, because these businesses have clients who use our banking services. For more information about how we allocate net interest income among our businesses, refer to Note 14, “Segment reporting,” in this report.

NET INTEREST MARGIN

The margin for the third quarter of 2008 was 10 basis points higher than for the second quarter, but 46 basis points lower than for the year-ago third quarter. These changes reflected our asset sensitivity and the market interest rate environment.

Between late September 2007 and May 2008, the Federal Open Market Committee (FOMC) reduced rates seven times for a total of 325 basis points. Most of our floating rate loans reprice within 30 days of a rate change, and loan yields began to reflect the downward pricing adjustments in the 2007 fourth quarter. This continued in the first half of 2008.

Most of the corresponding decreases in funding costs, however, did not begin until the 2008 first quarter, as our funding costs typically take 90 to 120 days to reprice. Funding costs continued to lag loan repricing for most of the second quarter. In the third quarter, as market interest rates remained stable, the disparity between the repricing of loans and the repricing of funding costs narrowed substantially.

Net Interest Margin	2008 Q3	2008 Q2	2008 Q1	2007 Q4	2007 Q3

Quarterly net interest margin	3.27%	3.17%	3.37%	3.56%	3.73%

Net Interest Margin	2008 YTD	2007 YTD

Year-to-date net interest margin	3.27%	3.71%

Changes in the disparity between the basis-point declines in earning asset yields and the cost of funds show the effects of market rate stability in the third quarter.

Changes in Yields and Rates (In Basis Points)	2008 Q3 vs. 2008 Q2		2008 Q3 vs. 2007 Q4		2008 Q3 vs. 2007 Q3

Change in yield on total earning assets	(12	) bps	(148	) bps	(179	) bps
Change in rate on total funds to support earning assets	(22	) bps	(119	) bps	(133	) bps

Our prime lending rate serves as a point of reference for a substantial number of our commercial floating rate loans. The table below shows our prime lending rate at period-end and on average, as of September 30, 2008.

Wilmington Trust Prime Lending Rate	At 9/30/08	At 12/31/07	At 9/30/07

Prime lending rate (period end)	5.00%	7.25%	7.75%
Prime lending rate (on average)	5.00%	7.58%	8.18%

On October 8, 2008, the FOMC cut short-term rates by 50 basis points, and we reduced our prime lending rate to 4.50% on October 14, 2008. On October 30, 2008, the FOMC cut rates by another 50 basis points, and we reduced our prime lending rate to 4.00% on November 3, 2008.

We estimate that each 25-basis-point drop in short-term rates causes a decrease in our net interest margin of approximately 3 basis points, and a decrease of approximately $3 million in net interest income, over a 12-month period. The pressure on the margin is more dramatic immediately following a rate change, and then it moderates as liability rates reset.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

The FOMC’s two 50-basis-point rate reductions in October 2008 will compress the margin. It is difficult to forecast accurately how other aspects of current dislocation within the credit markets, especially the disparity between the federal funds target rate and the 30-day London interbank offered rate (Libor), also might affect the margin. At September 30, 2008, the federal funds target rate was 2.00%, while the 30-day Libor was 3.93%.

The pricing on approximately 40% of our commercial loans is tied to the 30-day Libor. In the near term, upward repricing of these loans will offset some of the margin compression that will be caused by the October 2008 FOMC rate reductions. Eventually, however, higher Libor rates will be a factor in funding costs, which will cause the margin to narrow. The exact path and speed with which Libor adjusts will affect the extent and timing of the effect on the margin.

Should term Libor rates return to their historic relationship with federal fund rates, we expect approximately 7 basis points of margin compression over a 12-month period after all loan and funding repricing has occurred. A rising interest rate environment could improve the margin. For more information about this, read the disclosures in this report about quantitative and qualitative market risk.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2008 Third Quarter			2007 Third Quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollars in millions; rates on a tax-equivalent basis)

Earning assets
Interest-bearing deposits in other banks	$101.7	$0.5	1.93%	$4.1	$0.1	4.95%
Federal funds sold and securities purchased under agreements to resell	32.9	0.2	2.57	23.2	0.3	6.60

Total short-term investments	134.6	0.7	2.09	27.3	0.4	6.36

U.S. Treasury	50.2	0.4	3.13	104.0	0.9	3.40
Government agencies	454.5	5.6	4.90	635.2	7.6	4.76
Obligations of state and political subdivisions	7.0	0.2	8.67	18.6	0.3	6.96
Preferred stock	37.1	0.6	6.16	65.7	1.3	7.82
Mortgage-backed securities	694.0	7.8	4.50	616.5	6.6	4.20
Other securities	309.0	3.8	4.85	375.8	6.0	6.32

Total investment securities	1,551.8	18.4	4.70	1,815.8	22.7	4.95

FHLB and FRB stock, at cost	20.7	0.2	3.74	10.5	0.1	3.38

Commercial, financial, and agricultural	2,915.8	41.7	5.69	2,454.9	48.9	7.91
Real estate – construction	1,877.8	24.8	5.26	1,769.2	37.5	8.41
Mortgage – commercial	1,757.9	25.2	5.71	1,387.3	28.1	8.04

Total commercial loans	6,551.5	91.7	5.57	5,611.4	114.5	8.10

Mortgage – residential	560.9	7.9	5.64	564.4	8.2	5.74
Consumer loans	1,780.3	28.1	6.28	1,533.0	28.9	7.48
Loans secured with liquid collateral	566.3	5.7	4.00	551.5	9.6	6.88

Total retail loans	2,907.5	41.7	5.71	2,648.9	46.7	6.98

Total loans net of unearned income	9,459.0	133.4	5.61	8,260.3	161.2	7.74

Total earning assets at historical cost	$11,166.1	$152.7	5.44%	$10,113.9	$184.4	7.23%

Fair value adjustment on investment securities available for sale	(90.1)			(38.9)

Total earning assets	$11,076.0			$10,075.0

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

	2008 Third Quarter			2007 Third Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in millions; rates on a tax-equivalent basis)

Funds supporting earning assets
Savings	$807.8	$4.5	2.21%	$540.9	$3.6	2.63%
Interest-bearing demand	2,511.7	4.4	0.70	2,405.8	8.8	1.45
Certificates under $100,000	979.8	7.6	3.08	1,007.7	10.7	4.23
Local certificates $100,000 and over	291.9	2.2	3.08	376.2	4.5	4.78

Total core interest-bearing deposits	4,591.2	18.7	1.62	4,330.6	27.6	2.54
National certificates $100,000 and over	3,197.1	24.5	3.05	2,817.9	38.4	5.41

Total interest-bearing deposits	7,788.3	43.2	2.21	7,148.5	66.0	3.67

Federal funds purchased and securities sold under agreements to repurchase	1,686.1	9.4	2.21	1,370.4	16.3	4.72
U.S. Treasury demand deposits	7.6	—	1.74	11.0	0.1	4.87
Line of credit and other debt	11.9	0.1	3.34	139.9	2.8	7.78

Total short-term borrowings	1,705.6	9.5	2.21	1,521.3	19.2	5.00

Long-term debt	468.0	8.3	7.07	267.2	4.1	6.02

Total interest-bearing liabilities	9,961.9	61.0	2.44	8,937.0	89.3	3.97

Other noninterest funds	1,204.2	—	—	1,176.9	—	—

Total funds used to support earning assets	$11,166.1	$61.0	2.17%	$10,113.9	$89.3	3.50%

Net interest income/margin		91.7	3.27%		95.1	3.73%
Tax-equivalent adjustment		(0.6)			(1.0)

Net interest income		$91.1			$94.1

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME

	Year-to-Date 2008			Year-to-Date 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in millions; rates on a tax-equivalent basis)

Earning assets
Interest-bearing deposits in other banks	$56.2	$0.9	2.08%	$4.6	$0.2	6.64%
Federal funds sold and securities purchased under agreements to resell	35.3	0.7	2.56	36.0	1.4	5.23

Total short-term investments	91.5	1.6	2.26	40.6	1.6	5.39

U.S. Treasury	53.6	1.5	3.68	111.6	3.2	3.82
Government agencies	494.8	18.1	4.89	674.2	23.8	4.73
Obligations of state and political subdivisions	9.4	0.5	7.96	13.3	0.8	7.67
Preferred stock	48.4	2.7	7.44	73.0	4.2	7.76
Mortgage-backed securities	719.5	24.2	4.49	654.0	20.7	4.22
Other securities	342.3	12.7	4.95	381.3	18.0	6.31

Total investment securities	1,668.0	59.7	4.78	1,907.4	70.7	4.95

FHLB and FRB stock, at cost	23.2	0.7	3.98	8.2	0.3	5.06

Commercial, financial, and agricultural	2,761.5	125.5	6.07	2,473.9	147.1	7.95
Real estate – construction	1,840.1	78.6	5.71	1,712.2	109.1	8.52
Mortgage – commercial	1,647.2	74.9	6.07	1,368.2	82.2	8.03

Total commercial loans	6,248.8	279.0	5.97	5,554.3	338.4	8.14

Mortgage – residential	561.4	24.2	5.76	553.5	24.2	5.85
Consumer loans	1,721.3	83.8	6.50	1,516.5	84.4	7.44
Loans secured with liquid collateral	530.5	17.5	4.42	539.3	27.6	6.84

Total retail loans	2,813.2	125.5	5.96	2,609.3	136.2	6.98

Total loans net of unearned income	9,062.0	404.5	5.96	8,163.6	474.6	7.77

Total earning assets at historical cost	$10,844.7	$466.5	5.75%	$10,119.8	$547.2	7.23%

Fair value adjustment on investment securities available for sale	(66.5)			(29.9)

Total earning assets	$10,778.2			$10,089.9

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

	Year-to-Date 2008			Year-to-Date 2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in millions; rates on a tax-equivalent basis)

Funds supporting earning assets
Savings	$772.7	$13.4	2.33%	$457.2	$7.1	2.09%
Interest-bearing demand	2,432.6	15.1	0.83	2,418.0	26.3	1.45
Certificates under $100,000	994.6	27.1	3.64	1,011.7	32.9	4.34
Local certificates $100,000 and over	311.3	8.8	3.81	420.1	15.0	4.78

Total core interest-bearing deposits	4,511.2	64.4	1.91	4,307.0	81.3	2.52
National certificates $100,000 and over	2,896.7	79.0	3.64	2,887.3	117.0	5.41

Total interest-bearing deposits	7,407.9	143.4	2.59	7,194.3	198.3	3.68

Federal funds purchased and securities sold under agreements to repurchase	1,719.8	33.3	2.58	1,316.0	47.6	4.84
U.S. Treasury demand deposits	10.6	0.2	2.33	9.0	0.3	4.99
Line of credit and other debt	65.9	3.4	6.86	78.7	4.8	8.14

Total short-term borrowings	1,796.3	36.9	2.74	1,403.7	52.7	5.02

Long-term debt	401.5	20.9	6.97	320.7	15.5	6.48

Total interest-bearing liabilities	9,605.7	201.2	2.80	8,918.7	266.5	3.99

Other noninterest funds	1,239.0	—	—	1,201.1	—	—

Total funds used to support earning assets	$10,844.7	$201.2	2.48%	$10,119.8	$266.5	3.52%

Net interest income/margin		265.3	3.27%		280.7	3.71%
Tax-equivalent adjustment		(2.2)			(3.0)

Net interest income		$263.1			$277.7

In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

				For the Nine Months Ended
	For the Three Months Ended			September 30,
	September 30,			2008/2007
	2008/2007			Increase/(Decrease) Due to
	Increase/(Decrease) Due to Change in			Change in
	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total
	(In millions)

Interest income:
Interest-bearing deposits in other banks	$1.2	$(0.8)	$0.4	$2.6	$(1.9)	$0.7
Federal funds sold and securities purchased under agreements to resell	0.2	(0.3)	(0.1)	—	(0.7)	(0.7)

Total short-term investments	1.4	(1.1)	0.3	2.6	(2.6)	—

U.S. Treasury	(0.5)	—	(0.5)	(1.7)	—	(1.7)
Government agencies	(2.2)	0.2	(2.0)	(6.4)	0.7	(5.7)
Obligations of state and political subdivisions*	(0.2)	0.1	(0.1)	(0.2)	(0.1)	(0.3)
Preferred stock*	(0.6)	(0.1)	(0.7)	(1.4)	(0.1)	(1.5)
Mortgage-backed securities	0.8	0.4	1.2	2.1	1.4	3.5
Other securities*	(1.1)	(1.1)	(2.2)	(1.8)	(3.5)	(5.3)

Total investment securities	(3.8)	(0.5)	(4.3)	(9.4)	(1.6)	(11.0)

FHLB & FRB stock, at cost	0.1	—	0.1	0.6	(0.2)	0.4

Commercial, financial, and agricultural*	9.2	(16.4)	(7.2)	17.1	(38.7)	(21.6)
Real estate — construction	2.3	(15.0)	(12.7)	8.2	(38.7)	(30.5)
Mortgage — commercial*	7.5	(10.4)	(2.9)	16.8	(24.1)	(7.3)

Total commercial loans	19.0	(41.8)	(22.8)	42.1	(101.5)	(59.4)

Mortgage — residential	(0.1)	(0.2)	(0.3)	0.3	(0.3)	—
Consumer loans	4.6	(5.4)	(0.8)	11.4	(12.0)	(0.6)
Loans secured with liquid collateral	0.3	(4.2)	(3.9)	(0.5)	(9.6)	(10.1)

Total retail loans	4.8	(9.8)	(5.0)	11.2	(21.9)	(10.7)

Total loans net of unearned income	23.8	(51.6)	(27.8)	53.3	(123.4)	(70.1)

Total interest income	$21.5	$(53.2)	$(31.7)	$47.1	$(127.8)	$(80.7)

Interest expense:
Savings	$1.8	$(0.9)	$0.9	$4.9	$1.4	$6.3
Interest-bearing demand	0.4	(4.8)	(4.4)	0.2	(11.4)	(11.2)
Certificates under $100,000	(0.3)	(2.8)	(3.1)	(0.6)	(5.2)	(5.8)
Local certificates $100,000 and over	(1.0)	(1.3)	(2.3)	(3.9)	(2.3)	(6.2)

Total core interest-bearing deposits	0.9	(9.8)	(8.9)	0.6	(17.5)	(16.9)

National certificates $100,000 and over	5.2	(19.1)	(13.9)	0.4	(38.4)	(38.0)

Total interest-bearing deposits	6.1	(28.9)	(22.8)	1.0	(55.9)	(54.9)

Federal funds purchased and securities sold under agreements to repurchase	3.7	(10.6)	(6.9)	14.6	(28.9)	(14.3)
U.S. Treasury demand deposits	—	(0.1)	(0.1)	0.1	(0.2)	(0.1)
Line of credit and other debt	(2.5)	(0.2)	(2.7)	(0.8)	(0.6)	(1.4)

Total short-term borrowings	1.2	(10.9)	(9.7)	13.9	(29.7)	(15.8)
Long-term debt	3.0	1.2	4.2	3.9	1.5	5.4

Total interest expense	$10.3	$(38.6)	$(28.3)	$18.8	$(84.1)	$(65.3)

Changes in net interest income	$11.2	$(14.6)	$(3.4)	$28.3	$(43.7)	$(15.4)

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

[1]	We define changes attributable to volume as a change in average balance multiplied by the prior year’s rate.

[2]	We define changes attributable to rate as a change in rate multiplied by the average balance in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

NONINTEREST INCOME

The CCS and WAS businesses continued to account for the majority of noninterest income, and noninterest income continued to increase as a percentage of total operating net interest and noninterest income. This was mainly because:

•	In the first half of 2008, compression in the net interest margin reduced net interest income.

•	The CCS and WAS businesses have a broader geographic scope, and more opportunities to grow revenue at a faster pace, than the Regional Banking business.

For the 2008 third quarter, noninterest income was lower than for the year-ago third quarter mainly because growth in CCS and WAS revenue was offset by the $19.7 million write-down on perpetual preferred stocks issued by Fannie Mae and Freddie Mac.

For the first nine months of 2008, noninterest income was slightly higher than for the corresponding period in 2007. While CCS and WAS recorded higher amounts of revenue, these increases were offset by:

•	A total of $32.3 million in securities write-downs.

•	Lower revenue from CRM, as market volatility reduced performance fees and the valuations of assets under management.

•	The 2008 second quarter loss of $1.1 million in revenue from RCM.

Noninterest Income	2008 Q3	2007 Q3	2008 YTD	2007 YTD
		(In millions)

Advisory revenue:
WAS revenue	$57.3	$56.1	$170.8	$161.0
CCS revenue	34.4	23.6	92.1	72.4
Affiliate money manager revenue	4.2	4.6	12.9	15.9

Total advisory revenue	95.9	84.3	275.8	249.3
Amortization of affiliate intangibles	(2.2)	(1.2)	(5.4)	(3.4)

Total advisory revenue after amortization of affiliate intangibles	93.7	83.1	270.4	245.9
Service charges on deposit accounts	7.7	7.2	22.7	21.0
Other noninterest income	6.1	4.7	22.8	16.4
Securities losses	(19.7)	(0.2)	(32.2)	(0.1)

Total noninterest income	$87.8	$94.8	$283.7	$283.2

The 2008 third quarter was the first full quarter to reflect revenue from the AST acquisition, which we completed on April 30, 2008. We record most of the revenue from this acquisition as CCS retirement services revenue. We record the remainder as WAS trust and investment advisory revenue.

THE CORPORATE CLIENT SERVICES BUSINESS

We report Corporate Client Services (CCS) revenue in four categories:

1. Capital markets revenue.   These fees are based on the complexity of trust and administrative services we provide, not on asset valuations.We perform most of these services under multiyear contracts.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

4. Institutional investment and cash management fees.  These fees reflect investment and cash management services we perform for retirement services and capital markets clients who have residual cash management needs. Some of these fees are based on money market fund balances and some are based on the valuations of investment-grade fixed income instruments.

We do not:

•	Have credit risk exposure to large capital markets transactions.
•	Own the assets or entities for which we serve as trustee or administrator.
•	Record these assets on our balance sheet.
•	Consolidate these entities.
•	Issue, underwrite, set pricing, or establish valuations for the financing structures we support.

CCS in the third quarter and first nine months of 2008

The CCS business completed two expansion initiatives during the first nine months of 2008:

•	The first was the acquisition of AST, which we completed on April 30, 2008. This transaction doubled the capacity of the retirement services business, and enhanced our position as one of the largest U.S. providers of trust, accounting, custody, and benefit payment services for unbundled retirement plans. AST is an Arizona-based provider of directed trustee, trust administration, and back-office services offered through financial advisors to retirement plans, high-net-worth individuals and families, and institutional investors.

•	The second was the addition of a team of 14 seasoned capital markets experts between June and September 2008. This team specializes in the types of capital markets transactions for which we see tremendous growth potential: high-yield debt issuance, loan administration, distressed debt, and corporate restructuring, among others. Most of these new staff members are based in Minneapolis. The rest are based in New York City and New Haven, Connecticut.

CCS further enhanced its retirement services business by completing the acquisition of UBSFTC from financial services company UBS Americas Inc. on October 10, 2008. UBSFTC is a New Jersey-based provider of trust, investment management, fund accounting, and benefit payment services offered through financial advisors for retirement and employee benefit plans.

AST had been providing back-office services for UBSFTC since 2007 under an outsourcing agreement, so the effect of the UBSFTC transaction on staffing was minimal. We added six UBSFTC staff to support the marketing efforts that will continue through UBS financial advisors, as well as through other market partners and influencers.

Full terms of this all-cash transaction were not disclosed. On an annualized basis, we expect the UBSFTC acquisition to add approximately $38 million of CCS retirement services revenue, and to add approximately $36 million of subadvisor expense. This transaction should be non-dilutive to earnings in 2008.

As a result of the AST and UBSFTC acquisitions, we now serve more than 3,800 retirement and employee benefit plans, and we act as custodian for more than $47 billion in retirement plan assets.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

CCS continued to record revenue growth in the third quarter and first nine months of 2008, even though market conditions were especially challenging. CCS revenue was 46% higher for the 2008 third quarter, and 27% higher year-to-date, than for the corresponding periods in 2007. All components of CCS recorded revenue increases, as:

•	Product diversity in capital markets services helped offset general weakness in the structured finance market.

•	Business activity in Europe generated higher entity management revenue.

•	The AST acquisition boosted retirement services revenue.

•	We continued to develop more institutional investment and cash management business.

Corporate Client Services Revenue	2008 Q3	2007 Q3	2008 YTD	2007 YTD
		(In millions)

Capital markets services	$11.9	$10.2	$35.6	$31.5
Entity management services	7.7	7.4	24.2	21.9
Retirement services	11.3	3.0	22.0	9.6
Institutional investment/cash management services	3.5	3.0	10.3	9.4

Total Corporate Client Services revenue	$34.4	$23.6	$92.1	$72.4

Revenue from capital markets services rose 17% for the quarter and 13% year-to-date, even though the overall volume of market activity was significantly lower than in 2007 and prior years. We were able to grow capital markets revenue because:

•	We offer a diversified mix of products.

•	There is a degree of counter-cyclicality in the capital markets services we offer, which include trust and administrative services for defaults, restructurings, and bankruptcies.

For the third quarter and first nine months of 2008, the major drivers of capital markets revenue growth were services that support tender option bonds, repackaged municipal and corporate debt, defaults and bankruptcies, and escrow administration.

Some of the capital markets transactions for which CCS provides trust and administrative services are asset-backed securitizations (ABS) that hold a blend of prime and subprime residential mortgages. For the third quarter and first nine months of 2008, fees for these services amounted to approximately $1.1 million and $3.6 million, respectively, or approximately 3% and 4%, respectively, of total CCS revenue. As a service provider, our involvement in these transactions is defined contractually. We do not underwrite or issue these instruments, nor do we have any associated balance sheet or credit risk.

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

In the retirement services component, most of the growth in revenue came from AST. The portion of retirement services fees based on market valuations was 78% for the third quarter of 2008, and 76% for the first nine months of 2008.

Institutional investment and cash management revenue growth reflected the additional emphasis we have placed on marketing our capabilities in this area. Most of the investment and cash management services CCS provides are for short-term investments, and revenue from these services can fluctuate from period to period. Fees tied to U.S. investment-grade fixed income securities accounted for approximately 35% of this revenue for the 2008 third quarter, and approximately 34% for the first nine months of 2008. The remainder was based on money market fund balances.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Corporate Client Services profitability

CCS profitability was lower than for prior periods because 2007 results did not reflect:

•	Expenses associated with the AST acquisition, which added approximately 140 CCS staff members.

•	Expenses associated with the Luxembourg acquisition until the third quarter of 2007.

•	Expenses associated with the addition over the summer of 2008 of 14 capital markets specialists.

Corporate Client Services Profitability	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Segment operating net income (in millions)	$5.1	$4.5	$14.3	$15.0
Efficiency ratio[1]	79.84%	76.68%	79.42%	72.93%
Profit margin	20.16%	23.32%	20.58%	27.07%

[1]	The efficiency ratio is the inverse of the profit margin.

THE WEALTH ADVISORY SERVICES BUSINESS

We report Wealth Advisory Services (WAS) revenue in three categories:

1. Trust and investment advisory revenue. This is the portion of WAS revenue that is generated by our core asset management, asset allocation, and trust management services. Trust and investment advisory fees are based on the market valuations of client assets we manage, direct, or hold in custody, and the valuations are tied to movements in the financial markets.

Assets we manage for clients include equities, fixed income instruments, cash and cash equivalents, and other assets. Most of these assets are held in trust accounts. Depending on the mix of assets in client accounts, changes in trust and investment advisory revenue may or may not correspond with changes in market indices such as the Dow Jones Industrial Average, the Standard & Poor’s 500 (S&P 500), or NASDAQ. We use the S&P 500 as a benchmark for comparison because its composition mirrors, to a large extent, the mix of equities in our clients’ portfolios. For more information, read the assets under management section of this report.

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

3. Mutual fund revenue. This revenue is tied primarily to money market mutual fund and cash balances and, therefore, does not reflect equity market movements.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

WAS in the third quarter and first nine months of 2008

Volatility in the financial markets masked the effects of new business development and slowed the pace of growth in WAS revenue. For the first nine months of 2008, WAS revenue was 6% higher than for the corresponding year-ago period, but 2008 third quarter revenue was only 2% higher than for the corresponding year-ago period.

Wealth Advisory Services Revenue	2008 Q3	2007 Q3	2008 YTD	2007 YTD
		(In millions)

Trust and investment advisory fees	$39.3	$40.5	$118.7	$115.8
Planning and other services fees	11.2	10.3	32.5	29.8
Mutual fund fees	6.8	5.3	19.6	15.4

Total Wealth Advisory Services revenue	$57.3	$56.1	$170.8	$161.0

Expansion in New England, which began in June 2007 when we established an office in Boston, added trust and investment advisory revenue throughout the first nine months of 2008. In the 2008 third quarter, trust and investment advisory revenue was bolstered further by the addition of personal trust business from AST. These additions were more than offset by the effects of equity market declines, particularly in the S&P 500.

WAS Trust and Investment Advisory Revenue vs. S&P 500

Change in S&P 500 September 30, 2008 vs. September 30, 2007	(24)%
Change in WAS trust and investment advisory revenue 2008 Q3 vs. 2007 Q3	(3)%
Change in WAS trust and investment advisory revenue 2008 YTD vs. 2007 YTD	3%

Revenue from planning and other services was 9% higher, on both a year-ago third quarter and year-to-date basis. Most of this growth came from the family office practice.

Mutual fund fees were 28% higher than for the year-ago third quarter, and 27% higher on a year-to-date basis. This resulted mainly from asset inflows into the Wilmington U.S. Government Money Market Fund and the Wilmington Tax-Exempt Money Market Fund, as some clients opted to place funds in less volatile instruments than equities.

On October 21, 2008, three of our money market funds — the Wilmington Prime Money Market Fund, the Wilmington U.S. Government Money Market Fund, and the Wilmington Tax-Exempt Money Market Fund — were approved for participation in the new insurance protection available under the U.S. Treasury Department’s Money Market Funds Guarantee Program. These three funds are managed to maintain a stable $1.00 share price. While none has ever slipped from that level, our participation in the voluntary Treasury Department program is designed to offer mutual fund shareholders additional assurance in light of the extraordinary market conditions that prompted the creation of the program. More information about this is available at www.wilmingtontrust.com under Media/Press Releases/October 3.

WAS sales (new business, annualized) were relatively unchanged from year-ago periods, mainly because we recorded several very large family office fees early in 2007. Fees for family office services can vary widely, and some fees may be nonrecurring, which causes revenue from these services to fluctuate from period to period.

The percentage of new business from markets outside the mid-Atlantic region was higher than for prior periods. This reflected the inroads we are making in the markets in which we have been expanding and adding staff in recent years.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Total WAS Sales[1]	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Percentage from family wealth services[2]	34%	51%	43%	51%
Percentage from mid-Atlantic market clients[3]	28%	21%	24%	23%
Percentage from national market clients[4]	34%	28%	32%	26%
Advisory Trust Company of Delaware[5]	4%	—%	1%	—%
Total WAS sales (in millions)	$5.5	$5.5	$17.2	$17.9

[1]	New business, annualized.
[2]	Includes clients through the United States with liquid assets of $100 million or more.
[3]	Includes clients in Delaware, Maryland, New Jersey, and Pennsylvania.
[4]	Includes clients in California, Florida, Georgia, Massachusetts, and New York, and clients from throughout the United States whose accounts are located in and serviced from Delaware. These clients choose to establish accounts in Delaware to benefit from Delaware’s trust, tax, and legal advantages, many of which are not available for trusts governed by the laws of other states.
[5]	Personal trust business from the AST acquisition.

Wealth Advisory Services profitability

WAS profitability decreased from prior periods mainly because:

•	The provision for loan losses attributed to WAS increased, mainly because of one WAS loan that was transferred to nonaccruing status in the 2008 third quarter.

•	Staff additions in the Boston office and family office practice increased expenses.

Wealth Advisory Services Profitability	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Segment net income (in millions)	$4.2	$7.9	$13.5	$20.1
Efficiency ratio[1]	86.03%	78.02%	85.75%	80.80%
Profit margin	13.97%	21.98%	14.25%	19.20%

[1]	The efficiency ratio is the inverse of the profit margin.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION AT WILMINGTON TRUST

We report two types of client assets:

1. Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of the clients who use our asset management services are WAS clients.

2. Assets under administration (AUA). These are assets we hold in custody or for which we serve as fiduciary on behalf of clients. Most of these assets are from CCS retirement services clients.

Changes in AUM or AUA levels do not necessarily indicate that we have gained or lost business. Most of the assets we manage or administer are held in trusts. Assets held in trusts are affected by fund distributions as well as changes in market valuations. Fund distributions typically are made for tax payments, philanthropic obligations, discretionary spending, trust terminations, and other purposes. Asset levels also are affected by the duration of trust agreements, which can range from a few months to 99 years or more.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

We believe that changes in revenue, rather than changes in AUM or AUA, are better indicators of trends in the WAS and CCS businesses because:

•	Asset management is only one of the wealth management services we offer, and only a portion of WAS revenue — trust and investment advisory revenue — is based on asset valuations.

•	WAS and CCS revenue may include fees for direction trust services, but direction trust assets are not included in our AUM or AUA amounts. Direction trusts, which are permitted in Delaware, allow clients to have their assets and fiduciary matters managed separately by different providers. Trust laws in many other states do not permit direction trusts.

•	In the CCS business, except for revenue from institutional investment and cash management services, the majority of revenue is generated on a fee-for-service basis regardless of the value of any associated asset.

•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.

For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.

As of September 30, 2008, most of the changes in AUM from prior periods came from the CCS business, as we continued to leverage client and influencer relationships to capture more institutional investment and cash management opportunities. CCS AUM more than doubled from the year-ago and year-end 2007 levels.

	At 9/30/08		At 12/31/07		At 9/30/07
Assets Under Management by Business Line[1]	Amount	Percent	Amount	Percent	Amount	Percent
			(In billions)

Wealth Advisory Services	$30.2	81%	$32.9	92%	$31.4	91%
Corporate Client Services	6.9	19%	3.0	8%	3.1	9%

Total Wilmington Trust assets under management	$37.1		$35.9		$34.5

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Changes from prior periods in total AUM and AUA at Wilmington Trust were primarily the result of volatility in the financial markets.

Client Assets at Wilmington Trust[1]	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07
		(In billions)

Assets under management	$37.1	$38.4	$35.9	$34.5
Assets under administration	102.8	108.2	88.4	87.1

Total client assets at Wilmington Trust	$139.9	$146.6	$124.3	$121.6

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

On a percentage basis, the investment mix of managed assets at Wilmington Trust (excluding CRM and RCM) remained relatively unchanged.

Investment Mix of Wilmington Trust Managed Assets[1]	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07

Equities	41%	44%	47%	49%
Fixed income	26%	24%	23%	23%
Cash and cash equivalents	19%	18%	15%	16%
Other assets	14%	14%	15%	12%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

AFFILIATE MONEY MANAGERS

We have ownership positions in two money management firms:

•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York; and

•	Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.

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

Affiliate Money Manager Revenue	2008 Q3	2007 Q3	2008 YTD	2007 YTD
		(In millions)

Total revenue from affiliate money managers (net of expenses)	$4.2	$4.6	$12.9	$15.9

For more information about our investments in CRM and RCM, read the rest of this affiliate money managers discussion and Notes 4, 10, and 23 in our 2007 Annual Report to Shareholders.

Cramer Rosenthal McGlynn (CRM)

Revenue from CRM was lower on a third quarter and year-to-date basis, mainly because:

•	Business inflows remained solid, but equity market volatility reduced the market valuations of client assets and caused AUM to decline.

•	Market conditions also reduced the performance fees CRM earned on its real estate hedge fund investments.

Revenue from Cramer Rosenthal McGlynn	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Revenue (in millions, net of expenses)	$3.8	$4.2	$13.3	$15.2

Cramer Rosenthal McGlynn	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07

Assets under management (in millions)	$10,091.1	$11,154.1	$11,417.3	$11,785.2
Wilmington Trust’s ownership position	80.99%	80.99%	82.41%	82.41%

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Our ownership position in CRM was slightly lower than at year-end 2007 because some CRM managers exercised their CRM stock options during the 2008 second quarter.

Roxbury Capital Management (RCM)

RCM returned to profitability in the 2008 third quarter and contributed $0.4 million of revenue. For the first nine months of 2008, revenue from RCM was $(0.4) million, due to the $1.1 million loss we recorded for RCM for the 2008 second quarter.

Like most growth-style managers, RCM has faced a difficult operating environment in recent years, due to the collapse of the technology stock bubble and continued volatility in equity markets. Amid this environment, RCM has developed and launched several new products recently. The new products are attracting assets, and early performance indicators are positive, but the new products are not yet at a stage in their life cycles where they are strong enough to offset asset declines in RCM’s mid-cap fund. This is why RCM’s AUM were lower than at the ends of prior periods.

As RCM continues to adapt to market changes, we remain confident in the firm’s leadership and long-term prospects for profitability.

Revenue from Roxbury Capital Management	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Revenue (in millions, net of expenses)	$0.4	$0.4	$(0.4)	$0.7

Roxbury Capital Management	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07

Assets under management (in millions)	$1,921.8	$2,062.3	$2,466.0	$2,858.0
Wilmington Trust’s ownership position
Ownership of preferred profits	30%	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%	41.23%
Ownership of Class B stock	50%	50%	25%	25%

In the 2008 second quarter, the combination of RCM’s asset declines, lower-than-expected operating performance and near-term projections, and the anticipated second quarter loss triggered the need for goodwill impairment testing under GAAP. We attributed the changes that led to the RCM impairment test to continued volatility in the financial markets.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Combined AUM at Wilmington Trust and Affiliate Money Managers

As noted earlier, changes in AUM at Wilmington Trust do not necessarily reflect business inflows or outflows. In contrast, at the affiliate money managers, managed asset levels reflect business flows as well as financial market movements.

Assets Under Management	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07
		(In billions)

Wilmington Trust[1]	$37.1	$38.4	$35.9	$34.5
Cramer Rosenthal McGlynn	10.1	11.2	11.4	11.8
Roxbury Capital Management	1.9	2.1	2.5	2.8

Total assets under management	$49.1	$51.7	$49.8	$49.1

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

NONINTEREST EXPENSE

Expenses for the 2008 third quarter were 12% higher than for the year-ago third quarter. On a GAAP basis, year-to-date expenses were significantly higher because of the $66.9 million impairment charge we recorded during the 2008 second quarter against the valuation of our investment in RCM. On an operating basis, year-to-date expenses were 10% higher.

These increases were due largely to expansion-related costs that were not fully evident in the corresponding year-ago periods, including:

•	The acquisitions in June 2007 in Boston and Luxembourg.

•	Regional Banking staff additions, primarily in the Baltimore market, made toward the end of 2007.

•	The AST acquisition, which added 179 staff members.

These increases also reflected additions in the 2008 third quarter of:

•	WAS staff in the family office practice and Boston office.

•	CCS capital markets and retirement services staff.

•	Regional Banking staff in the Maryland, New Jersey, and Pennsylvania markets.

Staffing-related costs continued to constitute our single largest concentration of expenses.

Noninterest Expenses (operating basis)	2008 Q3	2007 Q3	2008 YTD	2007 YTD
		(Dollars in millions)

Full-time-equivalent staff members	2,925	2,658	2,925	2,658
Salaries and wages expense	$50.6	$44.1	$144.6	$127.7
Incentives and bonuses expense	11.8	10.0	39.5	35.4
Employment benefits expense	12.8	12.7	39.5	38.9

Total staffing-related expense	$75.2	$66.8	$223.6	$202.0
Total noninterest operating expenses	$123.9	$110.8	$361.0	$327.2
Staffing-related expense as a percentage of total expenses	61%	60%	62%	62%

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

In other categories of noninterest expense:

•	Increases in servicing and consulting fees and subadvisor expense were associated primarily with AST.

•	Increases in legal expense were associated with ongoing litigation as well as commercial loan recovery and foreclosure activities. For more information about these activities, read the credit quality discussion in this report.

INCOME TAXES

On an operating basis, our effective tax rate was 35.39% for the third quarter of 2008 and 35.74% for the first nine months of 2008. For our income tax expense and effective tax rate on a GAAP basis, read Note 12, “Income taxes,” in this report.

CAPITAL RESOURCES

Stockholders’ equity decreased from year-end 2007 mainly due to the reductions in net income that were caused by:

•	The $66.9 million non-cash impairment charge (expense) we recorded in the 2008 second quarter against the valuation of our investment in RCM.

•	Compression in the net interest margin during the first half of 2008.

•	Investment securities losses of $32.3 million.

These factors also reduced the returns on stockholders’ equity and assets.

	Nine Months Ended	Year Ended	Nine Months Ended
Capital Strength	9/30/08	12/31/07	9/30/07
	(Dollars in millions)

Stockholders’ equity (period end)	$1,062.1	$1,120.3	$1,098.0
Stockholders’ equity (on average)	$1,088.5	$1,091.0	$1,090.1
Return on average stockholders’ equity (annualized)	5.51%	16.68%	16.93%
Return on average assets (annualized)	0.51%	1.65%	1.68%
Capital generation ratio (annualized)	(2.86)%	8.69%	8.93%
Dividend payout ratio (operating basis)	63.30%	49.40%	48.71%

On an operating basis (excluding the RCM impairment charge and securities losses), the declines in the returns on stockholders’ equity and assets were much less severe, but the lower levels of net income still reduced these ratios from prior periods.

	Nine Months Ended	Year Ended	Nine Months Ended
Annualized Returns (operating basis)	9/30/08	12/31/07	9/30/07

Return on average stockholders’ equity	13.15%	16.68%	16.93%
Return on average assets	1.23%	1.65%	1.68%

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

All of our regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution, as the following table shows. The Tier 1 risk-based capital ratio was lower than at year-end 2007 mainly because of the AST acquisition, which was an all-cash transaction.

	At	At	Minimum to be	Minimum to be
Regulatory Capital Ratios	9/30/08	12/31/07	Adequately Capitalized	Well Capitalized

Total risk-based capital	11.24%	11.21%	8%	10%
Tier 1 risk-based capital	6.77%	7.73%	4%	6%
Tier 1 leverage capital	6.52%	7.18%	4%	5%

The Federal Reserve’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital requirements,” in our 2007 Annual Report to Shareholders.

	At	At	At
Regulatory Capital Amounts	9/30/08	12/31/07	9/30/07
	(In millions)

Total risk-based capital	$1,273.6	$1,130.0	$1,132.7
Tier 1 risk-based capital	$767.6	$779.2	$781.5
Tier 1 leverage capital	$767.6	$779.2	$781.5

Common equity offering

On September 22, 2008, we initiated an at-the-market offering of our common stock. This offering is described in a base prospectus dated September 22, 2008, and prospectus supplement dated September 22, 2008, which were filed with the Securities and Exchange Commission on September 22, 2008. These documents are available at www.wilmingtontrust.com under Investor Relations/SEC Filings/September 22, 2008.

Under this offering, we may issue shares having an aggregate sales price of up to $150 million. The proceeds of this offering will be used for general corporate purposes.

Sales of these shares will occur through ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to the prevailing market prices, or at negotiated prices, through Merrill Lynch as sales agent. We and Merrill Lynch will determine jointly, as often as daily, how many shares to sell under this offering and at what price to sell them. Shares will be available for sale under this offering until the aggregate sales price of $150 million is reached, or until we or Merrill Lynch terminate it.

During the 2008 third quarter, 695,900 shares were issued under this offering. Gross proceeds from these sales were $20.8 million, with an average sale price of $29.95 per share. After payment of commission and SEC filing fees, net proceeds totaled $20.4 million, with an average net sale price of $29.35 per share. Commission fees paid to Merrill Lynch for the sale of these shares were $416,783.

Changes to capital

During the first nine months of 2008, we added $108.9 million to capital, which consisted of:

•	$44.9 million of net income.

•	A $20.6 million reclassification adjustment for security losses included in net income, net of taxes.

•	$20.1 million from the reissuance of treasury shares.

•	$8.8 million of derivative gains included in other comprehensive income, net of taxes.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

•	$7.2 million from common stock issued under employment benefit plans.

•	A credit to capital surplus of $6.1 million of stock-based compensation expense, net of taxes.

•	$0.5 million in adjustments to minimum pension, supplemental executive retirement plan, and postretirement benefits plan liabilities, net of taxes.

•	$0.5 million of unrealized gain on equity method investment, net of taxes.

•	A reclassification adjustment of $0.2 million in derivative costs, net of taxes.

Offsetting these additions was a $167.1 million reduction in capital, which consisted of:

•	$90.7 million in unrealized losses on securities, net of taxes.

•	$69.0 million of dividends paid.

•	A $5.7 million reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes.

•	$1.7 million for the acquisition of treasury shares related to stock options and taxes on restricted stock.

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

During the first nine months of 2008, we did not repurchase any of our shares under this program, mainly because:

•	The May 1, 2008, maturity of an aggregate principal amount of $125 million in subordinated long-term debt was approaching.

•	The all-cash purchase of AST Capital Trust Company was pending.

•	We opted to retain capital to fund loan growth, which was higher than anticipated.

•	Our goal is to maintain capital ratios that exceed the federal minimums for well-capitalized institutions.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

It is unlikely that we will repurchase any shares during the 2008 fourth quarter. We are not permitted to repurchase any of our common stock while our at-the-market offering of common stock is underway. For more information about this offering, read the “Other items” section of the Executive Summary in this report.

	As of the		As of the
	Three	As of the	Three
	Months Ended	12 Months	Months Ended
Current 8-Million-Share Repurchase Plan Activity	9/30/08	Ended 12/31/07	9/30/07

Number of shares repurchased	—	2,000,000	400,000
Average price per share repurchased	$—	$39.60	$38.86
Total cost of shares repurchased	$—	$79,208,056	$15,543,136
Total shares purchased under current plan	3,043,796	3,043,796	2,443,796
Shares available for repurchase at period end	4,956,204	4,956,204	5,556,204

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

To manage the risk of having insufficient liquidity, we follow policies established by our Asset/Liability Committee (ALCO). The ALCO policy categorizes various internal and external scenarios into three levels of liquidity risk.

•	In a Level I scenario, the operating environment is normal and there are no funding pressures.

•	A Level II scenario indicates that the potential for funding difficulties exists.

•	A Level III scenario indicates that the composition of our balance sheet has created excessive liquidity risk.

The ALCO policy specifies courses of action for Level II and Level III scenarios. These are described in more detail on page 36 of our 2007 Annual Report to Shareholders.

One of the factors we use to determine the level of liquidity risk is a wholesale funding average ratio (formerly the funds-at-risk ratio). This ratio expresses liquid assets and other dedicated funding sources as a percentage of wholesale liabilities in three-month, six-month, and one-year time horizons.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

For more information, read the discussion of liquidity and funding in our 2007 Annual Report to Shareholders.

Liquidity in the first nine months of 2008

Through June 30, 2008, we were operating within Level I parameters of liquidity risk. At September 30, 2008, the wholesale funding average ratio indicated we were at the low end of a Level II scenario. Two factors caused this change:

•	Record-high loan growth. Loan growth in the first nine months of 2008 far exceeded our expectations.

•	Illiquidity in the capital markets. Current market conditions have the potential to limit our ability to sell investment securities and/or to limit the range of capital-raising options available to us.

Our sources of liquidity remained diversified.  Although we were operating under a Level II scenario, the amount of liquidity available to us was 3% higher than at year-end 2007.

Sources of Liquidity	At 9/30/08	At 12/31/07
	(In millions)

Core deposit balances	$5,539.5	$5,465.5
National CDs ≥ $100,000	3,101.7	2,392.0
Short-term borrowings	1,772.9	1,992.1
Long-term debt	468.3	267.8
Stockholders’ equity	1,062.1	1,120.3
Investment securities	1,460.0	1,846.8
Borrowing capacity from lines of credit with U.S. financial institutions	80.0	85.0
Borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB)[1]	565.6	445.0

Total	$14,050.1	$13,614.5

[1]	As of June 30, 2008, and December 31, 2007, respectively. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. Wilmington Trust Company and Wilmington Trust FSB are FHLB members.

At September 30, 2008, our long-term debt included:

•	An aggregate principal amount of $250.0 million in 10-year, 4.875% subordinated notes that mature on April 15, 2013.

•	An aggregate principal amount of $200.0 million of 10-year, 8.50% subordinated notes that mature on April 2, 2018. We issued these notes on April 1, 2008, under a registration statement and prospectus initially filed with the SEC on November 29, 2007, and under a prospectus supplement filed with the SEC on March 28, 2008. This offering was subscribed fully upon issue. We used part of the proceeds of this offering to repay debt that matured on May 1, 2008, and to fund, in part, our acquisition of AST Capital Trust Company. We intend to use the remaining proceeds for general corporate purposes.

For more information about our long-term debt, read Note 11, “Borrowings,” in this report.

Among the risks to our liquidity is a partial guaranty of a line of credit obligation for CRM. At September 30, 2008, this line of credit was $3.0 million, the balance was zero, and our guaranty was for 80.99%, an amount equal to our ownership interest in CRM. This line of credit is scheduled to expire on December 2, 2008.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Credit ratings

The credit ratings of Wilmington Trust Corporation and Wilmington Trust Company remained favorable. Moody’s Investors Service last reaffirmed our ratings on February 29, 2008. Fitch Ratings last reaffirmed our ratings in August 2007. Standard & Poor’s reaffirmed our ratings on September 3, 2008, but revised our outlook from stable to negative. In a news release published that day, Standard & Poor’s said “this action was the result of a broader review of U.S. regional bank institutions,” and published news reports quoted Standard & Poor’s as saying the revision reflected “concerns around the ongoing deterioration in the mortgage and housing sectors.”

Moody’s
	Fitch	Investors	Standard &
Wilmington Trust Corporation	Ratings[1]	Service[2]	Poor’s3

Outlook	Stable	Stable	Negative
Issuer rating (long-term/short-term)	A+/F1	A2/ *	A-/A-2
Subordinated debt	A	A3	BBB+

*	No rating in this category.
[1]	As of August 2007.
[2]	As of February 2008.
[3]	As of September 2008.

Moody’s
	Fitch	Investors	Standard &
Wilmington Trust Company	Ratings[1]	Service[2]	Poor’s3

Outlook	Stable	Stable	Negative
Bank financial strength	A/B	B-	*
Issuer rating (long-term/short-term)	A+/F1	A1	A/A-1
Bank deposits (long-term/short-term)	AA-/*	A1/P-1	A/A-1

*	No rating in this category.
[1]	As of August 2007.
[2]	As of February 2008.
[3]	As of September 2008.

Managing funding

We use a mix of core deposits and national funding to support our Regional Banking business and to help us manage interest rate risk. Our national funding consists of national CDs ≥ $100,000 and short-term borrowings. We augment core deposits with national funding because there is an inherent disparity in the Regional Banking business model between loan growth and core deposit growth. We make commercial loans in four states but we gather core deposits mainly in Delaware. For us, national funding:

•	Is a cost-effective way to add deposits without having to invest capital in a large-scale expansion of our branch office network.

•	Helps us curb annual operating expense growth. On an absolute basis, national funding rates tend to be higher than core deposit rates, but using rates alone to compare funding costs can be misleading, since core deposit rates do not include the all-in expense of staffing and operating a branch office network.

•	Helps our Regional Banking business produce an efficiency ratio that is better than our peer average. For more information about this, see the Regional Banking discussion in this report.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

•	Helps us manage interest rate risk, because we can match the repricing characteristics of wholesale funds closely with the repricing characteristics of floating rate loans. We adjust the mix between national CDs and short-term borrowings, depending on which has more favorable terms.

As we expand our commercial banking business throughout the Delaware Valley region, we expect that loan growth will continue to outpace core deposit growth, and we will continue to use a blend of core deposits and national funding to support loan growth.

For a comparison of core deposit and national funding rates and more information on how we manage interest rate risk, see the quarterly and year-to-date analyses of net interest income and read the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

Funding in the first nine months of 2008

During the first nine months of 2008, core deposits (demand deposits, interest-bearing demand deposits, time deposits, and local CDs ≥ $100,000) continued to be our primary source of funding.

Funding (On Average) for the Nine Months Ended September 30	2008	2007

Percentage from core deposits	53%	54%
Percentage from national funding	29%	31%
Percentage from short-term borrowings	18%	15%
Loan-to-deposit ratio	110%	103%

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

Most of the assets on our balance sheet are loans and investment securities, which we discuss elsewhere in this report. The goodwill on our balance sheet is associated primarily with acquisitions we have made and our investments in CRM and RCM. In the 2008 second quarter, we reduced the carrying value of our investment in RCM, which reduced the amount of goodwill we recorded for this asset. For more information about this, read the affiliate managers discussion and Note 9, “Goodwill and other intangible assets,” in this report.

At September 30, 2008, loans accounted for 79% of our assets, and most of our asset quality remained tied to loan, or credit, quality.

Credit risk

Lending money is inherently risky. When we make a loan, we make subjective judgments about the borrower’s ability to repay the loan. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. As part of our efforts to mitigate credit risk, we:

•	Employ rigorous loan underwriting standards.

•	Perform an internal risk rating analysis that classifies all loans outstanding into one of four categories of risk. We analyze migrations among these categories of risk.

We apply our loan underwriting standards and internal risk rating classifications consistently. For a more complete overview of the various risks we encounter in the normal course of business, and for more details on the steps we take to mitigate credit risk, read the risk discussion in our 2007 Annual Report to Shareholders.

We regard net charge-offs as the primary indicator of credit quality.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Credit quality in the third quarter and first nine months of 2008

Net charge-off and nonperforming asset levels for the third quarter and first nine months of 2008 were higher than for the corresponding year-ago periods, but the net charge-off ratio remained in line with our historical experience. To a large degree, the changes in net charge-offs, nonperforming assets, and serious doubt loans reflected the movement among risk categories of loans that had been experiencing problems since the third quarter of 2007.

The percentage of loans with pass ratings in the internal risk rating analysis remained at 96%.

Internal Risk Rating Analysis	At 9/30/08	At 6/30/08	At 12/31/07	At 9/30/07

Pass	96.08%	96.28%	96.03%	96.01%
Watchlisted	2.25%	2.29%	2.69%	2.62%
Substandard	1.66%	1.42%	1.27%	1.36%
Doubtful	0.01%	0.01%	0.01%	0.01%

Nonperforming assets

Nonperforming assets consist of nonaccruing loans, renegotiated loans, and other real estate owned (OREO). The amount recorded for OREO represents the net realizable value of the underlying assets.

Nonperforming Assets	At 9/30/08	At 6/30/08	At 3/31/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Nonaccruing loans:
Commercial, financial, and agricultural	$28.4	$27.0	$25.6	$23.8	$12.1
Commercial real estate – construction	41.0	22.6	9.9	9.9	21.2
Commercial mortgage	8.6	8.1	8.2	7.1	8.7
Consumer and other retail	22.1	13.9	9.7	7.0	12.1

Total nonaccruing loans	100.1	71.6	53.4	47.8	54.1
Renegotiated loans	0.1	0.2	24.1	23.7	19.2

Total nonaccruing and renegotiated loans	100.2	71.8	77.5	71.5	73.3
Other real estate owned (OREO)	14.5	16.7	0.2	9.1	0.2

Total nonperforming assets	$114.7	$88.5	$77.7	$80.6	$73.5
Nonperforming asset ratio	120 bps	95 bps	88 bps	95 bps	88 bps

Nonaccruing loans

More than half of the year-to-date increase in nonaccruing loans occurred in the 2008 third quarter, when $28.5 million was added. Two client relationships accounted for most of this increase. These relationships were with commercial real estate construction clients with single-family housing projects in central and southern Delaware.

Most of the rest of the year-to-date increase in nonaccruing loans occurred in the 2008 second quarter, when we transferred two large loans from renegotiated status.

•	One of these loans was a commercial construction loan for a single family/townhome development in southern Delaware. In the 2008 second quarter, we transferred approximately $16.0 million of this loan from renegotiated to nonaccruing status, and we charged off approximately $3.6 million of this loan.

•	The other was a retail loan to an individual.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Other nonaccruing loans added during the 2008 second quarter included three previously performing commercial loans, one of which was to a textile manufacturer. We charged off approximately $1.8 million of this loan in conjunction with its transfer to nonaccruing status.

Other real estate owned (OREO)

Several events accounted for the changes in OREO in the first nine months of 2008.

In the 2008 first quarter, OREO decreased $8.9 million from the year-end 2007 amount. This reflected the successful disposition of two properties formerly owned by the Pennsylvania-based Elliott Building Group, which filed for bankruptcy in June 2007. At that time, we transferred the full amount of our exposure to this client, $10.2 million, to nonaccruing status. Our loans to this client were for two housing developments under construction in southern New Jersey. We foreclosed on both of these properties in the 2007 fourth quarter, at which time we transferred $8.9 million to OREO and charged off the remaining $1.4 million. In March 2008, we sold each property to a different buyer. We did not finance either buyer’s purchase of these properties. We have no additional exposure to the Elliott Building Group or any of its other properties.

In the 2008 second quarter, we foreclosed on two properties with loans that had been nonaccruing since the third quarter of 2007:

•	An income-producing hotel and retail property in Ocean City, Maryland, which accounted for approximately $9.2 million of the second quarter increase in OREO.

•	A luxury home development in Montgomery County, Pennsylvania. This project accounted for approximately $4.6 million of the second quarter increase in OREO. In addition, we charged off approximately $1.4 million associated with this loan.

Three smaller properties in the mid-Atlantic region accounted for the remainder of the 2008 second quarter increase in OREO.

In the 2008 third quarter, we sold several of the properties in the Montgomery County, Pennsylvania, development. This disposition accounted for the $2.2 million decline in OREO from June 30, 2008.

Although the market often views OREO negatively, we view moving properties to OREO as a positive step in the loan work-out process, because:

•	We gain control of the situation.

•	Negotiations with the borrower cease.

•	Legal expenses associated with collection efforts cease.

•	We gain the ability to facilitate disposition of these properties, recover our cash, and return it to an earning basis.

Past-due loans

Past-due loans at September 30, 2008, were split fairly evenly between commercial and retail loans, and were higher than for prior periods. Most of the increases in past-due loans occurred in the 2008 second and third quarters.

Past-due loans increased $7.2 million in the 2008 second quarter. Three loans — a commercial loan to a chemical manufacturer, a commercial construction loan to a tubing manufacturer, and a commercial mortgage loan to a retailer — accounted for most of this increase.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

During the 2008 third quarter, past-due loans increased $6.9 million. Approximately $4.9 million of this amount was for a commercial construction/real estate loan to a Maryland-based client.

Loans Past Due 90 Days or More	At 9/30/08	At 6/30/08	At 3/31/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Commercial, financial, and agricultural	$6.5	$6.1	$3.7	$2.4	$9.4
Commercial real estate – construction	5.2	0.6	0.3	0.7	0.7
Commercial mortgage	2.1	1.3	—	1.3	1.1
Consumer and other retail	14.9	13.8	10.6	9.3	5.8

Total loans past due 90 days or more	$28.7	$21.8	$14.6	$13.7	$17.0
Past-due loan ratio	30 bps	23 bps	17 bps	16 bps	20 bps

Net charge-offs

Net charge-offs were higher than for the corresponding periods in 2007, but the net charge-off ratio remained in line with our historical experience. Year-to-date net charge-offs were split fairly evenly between commercial and retail loans.

Charge-Offs for the Three Months Ended	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07
	(Dollars in millions)

Loans charged off:
Commercial, financial, and agricultural	$4.9	$2.9	$0.7	$1.3	$0.6
Commercial real estate – construction	—	5.2	0.3	2.3	0.6
Commercial mortgage	1.0	0.1	—	1.2	0.1
Consumer and other retail	5.8	6.0	5.4	6.7	5.5

Total loans charged off	$11.7	$14.2	$6.4	$11.5	$6.8
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	$0.2	$0.2	$0.1	$—	$0.2
Commercial real estate – construction	—	—	—	—	—
Commercial mortgage	—	0.8	—	—	—
Consumer and other retail	1.0	1.4	1.6	1.8	1.8

Total recoveries	$1.2	$2.4	$1.7	$1.8	$2.0
Net loans charged off:
Commercial, financial, and agricultural	$4.7	$2.7	$0.6	$1.3	$0.4
Commercial real estate — construction	—	5.2	0.3	2.3	0.6
Commercial mortgage	1.0	(0.7)	—	1.2	0.1
Consumer and other retail	4.8	4.6	3.8	4.9	3.7

Total net charge-offs	$10.5	$11.8	$4.7	$9.7	$4.8
Net charge-off ratio for the quarter	11 bps	13 bps	5 bps	12 bps	6 bps
Total net charge-offs year to date	$26.9	$16.4	$4.7	$21.3	$11.6
Year-to-date net charge-off ratio	30 bps	19 bps	5 bps	26 bps	14 bps

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Most of the 2008 increase in net charge-offs occurred in the second quarter. Three previously discussed loans accounted for most of this increase:

•	A commercial construction loan for a single family/townhome development in Sussex County, Delaware, accounted for approximately $3.6 million of the increase. (The remainder of this loan was transferred from renegotiated to nonaccruing status.)

•	A commercial loan to a textile manufacturer accounted for approximately $1.8 million of the increase. (The remainder of this loan was transferred from performing to nonaccruing status.)

•	A commercial construction loan for a luxury home development in Montgomery County, Pennsylvania, accounted for approximately $1.4 million of the increase. (The remainder of this loan was transferred from renegotiated status to OREO.)

Net charge-offs for the 2008 third quarter were $1.3 million lower than for the 2008 second quarter, mainly because there were no commercial construction loan charge-offs. There was a $2.0 million increase in commercial, financial, and agricultural loan charge-offs. This increase was associated mainly with one previously nonaccruing loan to a sports equipment retailer.

In our experience, commercial loan charge-offs are very unpredictable, because:

•	Negotiations with commercial borrowers can affect the timing and extent of charge-offs, or avert them altogether.

•	Associated legal proceedings can also affect the timing and extent of charge-offs.

Among consumer and other retail loans, most of the charge-offs in the third quarter and first nine months of 2008 were indirect auto loans. The increase in problem loans in the indirect portfolio corresponds, to a degree, with the indirect lending growth we have experienced in the last two years from the Pennsylvania, Maryland, and New Jersey markets. In light of this growth, we implemented new indirect auto pricing standards in June 2007 to ensure we are attracting high-quality loans.

Serious-Doubt Loans

Serious-doubt loans are loans that we do not think will be repaid in full, even though they are performing in accordance with their contractual terms or are fewer than 90 days past due. Most of our serious-doubt loans are commercial loans to a variety of clients with light manufacturing, service, and retail businesses.

Serious-Doubt Loans	At 9/30/08	At 6/30/08	At 3/31/08	At 12/31/07	At 9/30/07
	(Dollars in millions)

Commercial, financial, and agricultural	$24.2	$16.4	$37.7	$11.6	$12.3
Commercial real estate – construction	3.7	—	5.7	—	—
Commercial mortgage	7.5	—	—	—	—
Residential mortgage	—	—	—	—	—
Consumer and other retail	—	4.3	4.5	—	—
Contingency allocation	3.0	3.0	3.0	3.0	3.0

Total serious-doubt loans	$38.4	$23.7	$50.9	$14.6	$15.3
Ratio of serious-doubt loans to total loan balances	40 bps	26 bps	58 bps	17 bps	18 bps

Of the loans added to the serious-doubt list during the first quarter of 2008, approximately 44% was for a Pennsylvania-based tubing manufacturer.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

In the 2008 second quarter, the amount of serious-doubt loans decreased 53%, due to the reclassifications of loans discussed earlier in this section into nonaccruing and past-due categories.

One commercial banking relationship with a concrete pipe manufacturer accounted for almost all of the increase in serious-doubt loans during the 2008 third quarter.

Loan portfolio composition

On a percentage basis, the composition of the loan portfolio remained relatively unchanged.

Composition of the Loan Portfolio	At 9/30/08	At 6/30/08	At 3/31/08	At 12/31/07	At 9/30/07

Commercial, financial, and agricultural	31%	30%	30%	31%	30%
Commercial real estate – construction	20%	20%	21%	21%	21%
Commercial mortgage	19%	18%	18%	17%	17%
Residential mortgage	6%	6%	6%	6%	7%
Home equity	3%	4%	3%	4%	3%
Indirect loans	10%	10%	10%	9%	9%
Credit card	1%	1%	1%	1%	1%
Other consumer	4%	5%	5%	5%	5%
Secured with liquid collateral	6%	6%	6%	6%	7%

LOAN LOSS RESERVE AND LOAN LOSS PROVISION

The provision and the reserve for loan losses rose due to the substantial growth in loan balances, higher levels of nonperforming assets, downgrades in the internal risk rating analysis, and charge-offs. The provision for loan losses increased from $18.5 million for the 2008 second quarter to $19.6 million for the 2008 third quarter.

Provision for Loan Losses	2008 Q3	2007 Q3	2008 YTD	2007 YTD

Provision for loan losses (in millions)	$19.6	$8.9	$48.0	$19.0

Reserve for Loan Losses	At 9/30/08	At 6/30/08	At 3/31/08	At 12/31/07	At 9/30/07

Reserve for loan losses (in millions)	$122.2	$113.1	$106.4	$101.1	$101.6
Loan loss reserve ratio	1.27%	1.22%	1.21%	1.19%	1.22%

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

Notional Value of Derivative Financial Instruments	At 9/30/08	At 12/31/07
	(In millions)

Client-related swaps:
Swap contracts with clients	$1,561.2	$425.0
Swaps that mirror swap contracts with clients	1,561.2	425.0

Total client-related swaps	$3,122.4	$850.0
Fair value hedge swaps associated with the subordinated long-term debt that expired on May 1, 2008	$—	$125.0
Interest rate floor contracts	$—	$1,000.0

We sold all of our interest rate floor contracts in January 2008. For more information about this, read Note 6, “Derivatives and hedging activities,” in this report.

Other Contractual Obligations	At 9/30/08	At 12/31/07
	(In millions)

FHLB loan[1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements[2]	$71.9	$67.9
Guaranty on CRM $3.0 million line of credit[3]	$2.4	$2.5
Certificates of deposit	$4,367.6	$3,759.7
Letters of credit, unfunded loan commitments, and unadvanced lines of credit	$3,741.6	$3,996.2

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	We lease many of our branch offices in Delaware. We lease all of our branch and other offices outside of Delaware.

[3]	At December 31, 2007, the amount of this guaranty was 82.41%. At September 30, 2008, it was 80.99%. The percentage amounts represent our ownership interest in CRM. For more information about our ownership position in CRM, read the CRM discussion in this report. At September 30, 2008, the balance of this line of credit was zero and it was scheduled to expire on December 2, 2008.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Amount and Duration of Payments
Due on Current Contractual
Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In millions)

Certificates of deposit	$4,367.6	$4,092.9	$178.6	$91.1	$5.0
Debt obligations	478.0	—	28.0	250.0	200.0
Interest on debt obligations	221.1	31.0	60.4	53.3	76.4
Operating lease obligations	71.9	13.0	21.3	14.6	23.0
Benefit plan obligations	0.8	0.8	—	—	—
Guaranty obligations	2.4	2.4	—	—	—

Total	$5,141.8	$4,140.1	$288.3	$409.0	$304.4

The debt obligations in the table above consist of:

•	$250.0 million of subordinated long-term debt that was issued in 2003, was used for general liquidity purposes, and is due in 2013.

•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008, and is due on April 2, 2018. We used part of the proceeds of this issue to repay an aggregate principal amount of $125.0 million in subordinated long-term debt that expired on May 1, 2008, and to fund, in part, the AST acquisition. We intend to use the remaining proceeds for general corporate purposes.

•	FHLB advances of $28.0 million.

All of this debt is included in the amount of long-term debt recorded on our balance sheet.

Our agreements with CRM, RCM, Grant Tani Barash & Altman, and Wilmington Trust Conduit Services permit principal members and designated key employees of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to our company. For more information about these agreements, read Note 4, “Affiliates and acquisitions,” which begins on page 84 of our 2007 Annual Report to Shareholders.

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

OTHER INFORMATION

ACCOUNTING PRONOUNCEMENTS

For a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations, read Note 15, “Accounting pronouncements,” in this report.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

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

For more information about our critical accounting policies, read:

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

These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; fluctuations in equity or fixed income markets; significant changes in banking laws or regulations; the impact of accounting pronouncements; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; unanticipated changes in the regulatory, judicial, legislative, or tax treatment of business transactions; and uncertainty created by unrest in other parts of the world.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks. We monitor these risks closely to safeguard our company’s and our clients’ assets. All of these risks could affect our financial performance and condition adversely.

Our primary risks are:

•	The risk that borrowers will be unable to repay their loans. For more information about this, read the credit quality discussion in this report.

•	The effects on income of market interest rates.

•	The effects on income of volatility in the financial markets.

•	The risk that economic conditions will affect our ability to conduct business.

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

Our interest rate risk management objective is to minimize the negative effect on net interest income from changes in market interest rates. To achieve this objective, we follow ALCO guidelines. Under the current policy, our objective is to limit any reduction in net interest income from changes in market interest rates to less than 10% in any 12-month period.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

For more information about our interest rate risk management strategies, read the discussion that begins on page 51 of our 2007 Annual Report to Shareholders.

Interest rate risk in the first nine months of 2008

We remained asset-sensitive, as our commercial floating rate loans continued to reprice more quickly than deposits for most of the first nine months of 2008. The rapid pace of reductions in short-term market interest rates — 225 basis points in four moves between January and April 2008 — exacerbated this timing mismatch and compressed our net interest margin in the first half of 2008. Between April and September 2008, as market interest rates remained stable, the disparity between asset and liability repricing narrowed substantially.

Our use of national funding helped offset the pricing mismatch somewhat. As of September 30, 2008, approximately $6.32 billion of commercial loans were repricing within 30 or fewer days, while approximately $4.65 billion of national CDs and short-term borrowings were repricing in 90 or fewer days.

As a Percentage of Total Balances	At 9/30/08	At 12/31/07	At 9/30/07

Total loans outstanding with floating rates	73%	71%	71%
Commercial loans with floating rates	88%	85%	86%
Commercial loans tied to a prime rate	54%	59%	60%
Commercial loans tied to the 30-day LIBOR	40%	36%	35%
National CDs and short-term borrowings maturing in 90 days	95%	78%[1]	78%

[1]	Excluding debt maturing in 2008.

We customarily compare the results of our quarter-end interest rate simulation with the projection as of the prior year-end. In the first nine months of 2008, we added two projections to our standard production cycles, mainly because the FOMC enacted substantial rate reductions in January and October 2008, and we wanted to assess how these post-quarter-end changes might affect our interest rate risk position.

The first projection we added was as of January 31, 2008. That month, the FOMC lowered rates 125 basis points, an uncharacteristically large cut. In addition, we sold all of our interest rate floors that month. The second projection we added was as of October 31, 2008. The FOMC reduced rates a total of 100 basis points in two downward moves that month.

The FOMC rate reductions also led us to change our gradual decrease scenario twice. After the FOMC lowered the federal funds target rate to 2.00% on April 30, 2008, we changed the range of simulation for our gradual decrease scenario from 250 basis points to 200 basis points. We did this because the scenario in which rates decline by 250 basis points would have been unreasonable, since it would have created negative interest rates within the model.

After the FOMC’s rate reductions in October 2008 lowered the federal funds target rate to 1.00%, we changed the range of simulation for our gradual decrease scenario again. We changed it from 200 basis points to 100 basis points, since a 200-basis-point decline would have created negative interest rates within the model.

As a result of these changes, our downward simulation modeled a gradual decrease until the federal funds target rate equaled zero.

As of October 31, 2008, our interest rate risk simulation model projected that:

•	If short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 5.54% over the 12 months beginning October 31, 2008.

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

•	If short-term rates were to decrease gradually over a 10-month period in a series of moves that totaled 100 basis points, our net interest income would decline by (5.36)% over the 12 months beginning October 31, 2008.

Impact of Interest Rate
Changes on	For the 12 Months	For the 12 Months	For the 12 Months	For the 12 Months
Net Interest Income	Beginning 10/31/08	Beginning 9/30/08	Beginning 1/31/08	Beginning 12/31/07

Gradual increase of 250 basis points	5.54%	5.26%	5.47%	4.22%
Gradual decrease of 250 basis points	Not applicable	Not applicable	(11.05)%	(6.67)%
Gradual decrease of 200 basis points	Not applicable	(7.94)%	Not applicable	Not applicable
Gradual decrease of 100 basis points	(5.36)%	Not applicable	Not applicable	Not applicable

The October 2008 FOMC rate reductions, which totaled 100 basis points, will compress our net interest margin.

We estimate that each 25-basis-point drop in short-term rates compresses our net interest margin by approximately 3 basis points and reduces net interest income by approximately $3 million over a 12-month period. The pressure on the margin is more dramatic immediately following a rate change, and then it moderates as liability rates reset. For more information about this, read the net interest margin discussion in this report.

It is difficult to forecast accurately how our interest rate risk position might be affected by other aspects of dislocation within the credit markets, especially the disparity between the federal funds target rate and the 30-day London interbank offered rate (Libor). At September 30, 2008, the federal funds target rate was 2.00%, while the 30-day Libor was 3.93%.

This disparity affects us because the pricing on approximately 40% of our commercial loans is tied to the 30-day Libor. In the near term, upward repricing of these loans will offset some of the margin compression that will be caused by the October 2008 FOMC rate reductions. Eventually, however, higher Libor rates will be a factor in funding costs, which will cause the margin to narrow. The exact path and speed with which Libor adjusts will affect the extent and timing of the effect on the margin.

Should term Libor rates return to their historic relationship with federal fund rates, we expect approximately 7 basis points of margin compression over a 12-month period after all loan and funding repricing has occurred. A rising interest rate environment would accelerate stabilization of and potentially improve the margin. For more information about this, read the disclosures in this report about quantitative and qualitative market risk.

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

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008 information about income from the investment securities portfolio, see the “Quarterly analysis of net interest income” in this report.

Our exposure to financial market risk is mitigated by our business mix, which produces a diversified stream of net interest and noninterest income.

Revenue Subject to Financial Market Risk	2008 Q3	2007 Q3	2008 YTD	2007 YTD
	(Dollars in millions)

WAS trust and investment advisory revenue	$39.3	$40.5	$118.7	$115.8
CCS retirement services revenue	11.3	3.0	22.0	9.6
CCS investment/cash management revenue	3.5	3.0	10.3	9.4
Affiliate money manager revenue	4.2	4.6	12.9	15.9

Total revenue subject to financial market risk	$58.3	$51.1	$163.9	$150.7
Total noninterest income (after amortization)	$87.8	$94.8	$283.7	$283.2
Percent of total subject to financial market risk	66%	54%	58%	53%
Total net interest and noninterest income	$159.3	$180.0	$498.8	$541.9
Percent of total subject to financial market risk	37%	28%	33%	28%

The percentage of revenue subject to financial market risk was higher for the third quarter and first nine months of 2008 than for the corresponding year-ago periods, mainly because:

•	The AST acquisition, which we completed on April 30, 2008, added noninterest income.

•	Compression in the net interest margin reduced net interest income, even though we recorded significant loan growth.

•	An increase in the provision for loan losses also reduced net interest income.

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

Our chairman and chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008 are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings seek relief or damages in amounts that may be substantial. Because of the complex nature of some of these proceedings, it may be a number of years before they ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe the ultimate resolution of any legal matters outstanding as of September 30, 2008, will have a materially adverse effect on our consolidated financial statements. Furthermore, some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.

Item 1A.	Risk Factors.

There were no changes in our risk factors from those disclosed in our Form 10-K for 2007. We discuss these risk factors on pages 41-43 and page 120 of our 2007 Annual Report to Shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities in the 2008 third quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not acquire or repurchase any of our shares during the 2008 third quarter. In April 2002, our Board of Directors authorized our current 8-million-share repurchase plan. At September 30, 2008, there were 4,956,204 shares available under this program. For more information about this program, read the capital resources discussion in this report.

In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities that could affect the maximum number of shares that we may purchase, including stock grants and forfeitures.

				(d) Maximum
			(c) Total Number	Number
			of Shares	(or Approximate
		(b)	(or Units)	Dollar Value) of
	(a) Total	Average	Purchased as Part	Shares (or Units)
	Number of	Price Paid	of Publicly	that May Yet Be
	Shares (or Units)	per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs

Month #1
July 1, 2008 – July 31, 2008	—	—	—	13,180,438
Month #2
August 1, 2008 – August 31, 2008	—	—	—	13,174,038
Month #3
September 1, 2008 – September 30, 2008	—	—	—	13,149,508

Total	—	—	—	13,149,508

Wilmington Trust Corporation
Form 10-Q for the three and nine months ended September 30, 2008

The Federal Reserve Board’s policy is that bank holding companies should not pay dividends unless the institution’s prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the third quarter of 2008 was consistent with the Federal Reserve Board’s policy.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the 2008 third quarter.

Item 5.	Other Information.

We have no information to report in addition to what is disclosed elsewhere in this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659)[1]
3.2	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Corporation (Commission File Number 1-14659)[2]
3.3	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659)[3]
23	Consent of Berkshire Capital Securities LLC[4]
31	Rule 13a-14(a)/15d-14(a) Certifications[4]
32	Section 1350 Certifications[4]

[1]	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

[2]	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 9, 2005.

[3]	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 22, 2004.

[4]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION

/s/ Ted T. Cecala
Name:     Ted T. Cecala

Title:	Chairman of the Board and Chief Executive Officer

Date: November 10, 2008

/s/  David R. Gibson
Name:     David R. Gibson

Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008