Form 10-K
period 2008-12-31
WILMINGTON TRUST CORP
filed 2009-03-02
CIK 872821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes X      No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes          No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.      Yes X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes          No X
Aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter:     $58,143,941
Number of shares outstanding of each of the registrant’s classes of common stock at January 31, 2009:     69,112,585
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for our Annual Shareholders Meeting (Proxy Statement) to be held April 22, 2009, are incorporated by reference in Part III, and portions of our Annual Report to Shareholders for 2008 (Annual Report) are incorporated by reference in Parts I, II, and IV.
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
Our principal subsidiary is Wilmington Trust Company (WTC), a Delaware-chartered bank and trust company founded in 1903. We also own one other depository institution: Wilmington Trust FSB (WTFSB), a federally-chartered savings bank. Until November 2008, we owned a third depository institution: Wilmington Trust of Pennsylvania (WTPA), a Pennsylvania-chartered bank and trust company. On November 1, 2008, we merged WTPA into WTFSB.
WTFSB owns Wilmington Trust Retirement and Institutional Services Company (WTRISC), a Delaware-chartered trust company. WTRISC owns Wilmington Trust Fiduciary Services Company (WTFSC), a New Jersey-chartered nondepository bank.
Organizationally, we have four business segments: Regional Banking, Corporate Client Services (CCS), Wealth Advisory Services (WAS), and Affiliate Money Managers.
More information about our business is in the report’s Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Notes 1 and 23 of the Notes to Consolidated Financial Statements, and is incorporated by reference herein.
STAFF MEMBERS
At year-end 2008, we had 2,946 full-time-equivalent staff members. We provide a variety of benefit programs for these staff members, which may include pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans. We consider our relationships with these staff members to be good, and we believe our ability to attract and retain high-quality staff members substantiates this.
STATISTICAL INFORMATION
The following information, as required by SEC Industry Guide 3, is contained in the MD&A and the Notes to Consolidated Financial Statements, and is incorporated from the following pages of the Annual Report by reference herein.

Statistical information	Section	Page

Interest changes due to volume and rate	MD&A interest rate risk discussion	55
Maturity distribution of investment securities	Note 6	91
Period-end loan balances by loan category	MD&A Regional Banking discussion	15
Loan loss reserve allocation for the last five years	MD&A credit risk discussion	48
Loan maturities and interest rate sensitivity in the commercial and real estate/construction loan portfolios	MD&A Regional Banking discussion	19
Risk elements in the loan portfolio	MD&A credit risk discussion	45
Analysis of the loan loss provision and reserve and charge-offs	MD&A credit risk discussion	47
Maturity of time deposits ≥ $100,000	Note 11	102
Summary of short-term borrowings	Note 12	103
Funding sources by deposit type	MD&A liquidity discussion	39
Returns on average assets and average equity, dividend payout ratio, and average equity to average assets	MD&A capital resources discussion	35-36
Average balance sheets and analysis of net interest earnings for the last five years		68
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
We are a bank holding company, a thrift holding company, and a financial holding company under the Bank Holding Company Act. We and WTC are regulated by the Delaware Department of Banking (DOB) and the Federal Reserve Board. WTFSB

is regulated by the Office of Thrift Supervision (OTS). WTC and WTFSB (collectively, the banks) are subject to the rules and regulations of the Federal Deposit Insurance Corporation (FDIC). WTRISC is regulated by the DOB and the OTS. WTFSC is regulated by the New Jersey Department of Banking and Insurance and the OTS. In addition, some of our subsidiaries are regulated by other federal and state authorities as well as by regulatory authorities of other countries in which we conduct business.
The FDIC insures deposits in the banks up to applicable limits. WTC and WTFSB are required to pay premiums for FDIC insurance coverage.
Participation in government programs. In addition to the Capital Purchase Program described in Note 16 of the Notes to Consolidated Financial Statements, we currently are participating in the following U.S. government programs:
•
New deposit insurance limits. FDIC deposit insurance coverage was increased on October 3, 2008, from $100,000 to $250,000 per depositor for all deposits (individual retirement account deposits continue to be insured separately up to $250,000). This increase is temporary and, unless extended by Congress, it will expire on December 31, 2009.

•
FDIC Transaction Account Guarantee Program. Under this program, which is part of the FDIC’s Temporary Liquidity Guarantee Program (TLGP), all noninterest-bearing deposit transaction accounts, as well as certain types of transaction accounts with interest rates of 0.5% or less, will be fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. This is in addition to and separate from the coverage available under the FDIC’s general deposit insurance coverage.

•
FDIC Debt Guarantee Program. This program, also part of the FDIC’s TLGP, guarantees timely principal and interest payments on senior unsecured debt issued between October 14, 2008, and June 30, 2009. We are participating in this program but, as of December 31, 2008, had no debt issues that qualified for these guarantees.

•
Temporary Guarantee Program for Money Market Funds. Our three money market mutual funds — the Wilmington Prime Money Market Fund, the Wilmington U. S. Government Money Market Fund, and the Wilmington Tax-Exempt Money Market Fund — are participating in the U.S. Department of the Treasury’s Temporary Money Market Guarantee Program. This program, which currently is scheduled to expire on April 30, 2009, provides insurance protection to shareholders of record in these funds as of September 19, 2008. The guarantee could be triggered if any of the participating funds’ share prices were to fall below $1.00. None of our participating funds has ever fallen below that level. Combined, these three funds had approximately $7.1 billion in assets under management at December 31, 2008.

Safety and soundness. The Federal Reserve Board requires us to operate in a safe and sound manner. If the Federal Reserve Board determines there is a serious risk to the financial safety and soundness of a subsidiary bank, it can require us to terminate the activity presenting the risk or terminate our control of the subsidiary.
Federal regulations establish dollar amount limits and collateral requirements for assets the banks purchase from non-bank affiliates. For these purposes, we and most of the companies we control are considered affiliates of the banks. In addition, the Federal Reserve Act and the Federal Reserve Board impose dollar amount, credit quality, and other limitations on loans the banks make to directors, officers, principal shareholders, and their related interests.
Capital requirements and dividend limitations. To assess the capital adequacy of bank holding companies and their bank subsidiaries, the Federal Reserve Board and other federal banking agencies have adopted risk-weighted capital standards. As of December 31, 2008, we and the banks were well capitalized, with capital levels that exceeded the minimum thresholds. More information about this is in Note 16 of the Notes to Consolidated Financial Statements.
Dividends paid by the banks to us, and by us to shareholders, are subject to Federal Reserve Board, OTS, Delaware, and other legal and regulatory restrictions. More information about this is also in Note 16.
Bank Holding Company Act (BHCA). The BHCA requires us to have prior approval from the Federal Reserve Board before we may acquire control of a bank or before any company may acquire control of us. The BHCA also requires us to have the Federal Reserve Board’s prior approval before we acquire ownership or control of more than 5% of the outstanding shares of any class of a bank’s or bank holding company’s voting securities; acquire substantially all of a bank’s assets; or merge or consolidate with a bank holding company. Likewise, any bank holding or other company seeking to obtain control of us would need prior approval from the Federal Reserve Board and, because we are also a thrift holding company, prior approval from the OTS.
As a financial holding company, we may engage in activities permitted by the BHCA without obtaining prior Federal Reserve Board approval. In addition, we may engage in activities not otherwise permitted for bank holding companies, generally without the Federal Reserve Board’s prior approval. These activities include those that the Federal Reserve Board has determined are beneficial in nature, incidental to financial activities, or complementary to a financial activity. The BHCA does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

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
Community Reinvestment Act (CRA). The CRA requires banks to help serve the credit needs of the communities it serves. This includes extending credit and providing other services to low- and moderate-income individuals and families. To be rated at least satisfactory under the CRA, we are required to meet or exceed federal definitions of well-managed and well-capitalized financial institutions. If we fail to meet these requirements, we may incur penalties, which could include denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions. We also could be required to cease engaging in financial holding company activity or divest ownership of one or both of the banks.
Fair Housing Act. This Act and the CRA prohibit us from discriminating against or withholding services from individuals who live in economically depressed areas.
Residential mortgage usury laws. Since Delaware and Maryland have not overridden federal legislation that preempted state usury laws on residential first mortgage loans, there currently is no limit on interest rates the banks can charge on residential first mortgage loans. In today’s interest rate environment, these usury laws do not materially affect the banks’ lending programs.
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
For additional requirements to which we are subject, read the “Compensation Discussion and Analysis” section of our Proxy Statement.
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

ITEM 1A. RISK FACTORS
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we summarize below. All of these risks could affect our financial performance and condition adversely.
Lending money is inherently risky. This risk is associated primarily with our two subsidiary depository institutions (the banks): Wilmington Trust Company (WTC) and Wilmington Trust FSB (WTFSB). When we make a loan through the banks, we make subjective judgments about the borrower’s ability to repay it. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. If borrowers do not repay their loans, our levels of nonperforming assets, loan losses, and the provision for loan losses could increase.
Adverse economic conditions, especially in the mid-Atlantic region, can increase the degree of repayment risk inherent in our loan portfolio. We do most of our lending in the mid-Atlantic region. Economic conditions in this region could affect the ability of borrowers to repay their loans. Adverse conditions also could reduce the value of assets, such as property or securities, that borrowers use as collateral. A reduction in the value of collateral could affect our ability to collect repayment of a loan if the borrower defaults.
Some of the loans we make carry a higher degree of repayment risk than others. The commercial real estate/construction and commercial mortgage loans we make may carry a higher degree of repayment risk than other types of loans. The commercial real estate business is subject to downturns, overbuilding, and economic conditions. Adverse conditions in the real estate market, or in the economy in general, can affect the repayment ability of these borrowers more severely than other types of borrowers.
Commercial mortgage loans for multi-family residential properties may be riskier than those for one-to-four family residences. Multi-family property loans are typically larger than loans for one-to-four family residential properties. In addition, the repayment of loans for multi-family properties typically depends on successful property operation and management. At December 31, 2008, our commercial mortgage portfolio totaled $1,870.2 million, or 19% of total loans outstanding.
Commercial real estate/construction loans, which we make for residential and commercial properties and for unimproved land, may carry a higher degree of repayment risk than other types of loans, especially when the associated projects are not generating income. Repayment of these types of loans often depends on the ultimate success of the project, not on the borrower’s or guarantor’s ability to repay. In addition, consistent with industry practice, we sometimes fund the interest payments on a commercial construction loan by including the interest as part of the total loan. This increases the total amount of the borrower’s loan. At December 31, 2008, our commercial real estate/construction portfolio totaled $1,923.8 million, or 20% of total loans outstanding.
Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured. Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy. In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults. At December 31, 2008, our consumer loan portfolio totaled $1,732.9 million, or 18% of total loans outstanding.
Market interest rates can affect loan profitability and increase repayment risk. The interest rates on almost all of our commercial loans, and on many of our consumer and residential mortgage loans, are adjustable (floating). Floating rate loans generally carry lower initial interest rates than fixed rate loans, which may make them less profitable than fixed rate loans during the initial interest rate period. When the floating rate rises, it may be more difficult for some borrowers to repay their loans, and loan delinquencies may increase. For 2008, we recorded a provision for loan losses of $115.5 million.
Changes in market interest rates, and the pace at which they occur, can affect net interest income adversely. Market interest rates present more risk to us than inflation. As a financial institution, nearly all of our assets and liabilities are monetary in nature. Their values are more likely to be eroded by changes in market interest rates than by the effects of inflation on currency valuations.
Rate changes, which can affect the yields we earn on loans and investments and the rates we pay on deposits and other borrowings, can affect our net interest margin and net interest income positively or negatively, and ultimately affect our financial performance.
Securities in our investment portfolio are subject to credit risk, market risk, illiquidity, and accounting risk. The fair market value of instruments in our investment securities portfolio may fall below the amount at which we purchased them, and we may be required to record these valuation declines as securities losses. These conditions could result from factors beyond our control, including credit rating agency downgrades, issuer defaults, lack of market demand or trading activity, and instability in the credit markets. In addition, issuers of these securities may prepay or revoke instruments prior to their scheduled maturity. These conditions could affect our cash flows, earnings, and regulatory capital ratios negatively.
Any change in current accounting principles or interpretations of those principles could affect our assessment of the fair value of our securities and our determination of whether they are other-than-temporarily impaired. Such a determination would require us to record a non-cash charge in an amount equal to the decrease in the value of the securities. In 2008, we recorded total securities losses of $130.7 million.
Volatility in financial markets can affect our noninterest income adversely. Some of our Wealth Advisory Services (WAS) and Corporate Client Services (CCS) fees, and all of the affiliate money manager fees, are based on financial market valuations of assets we manage or hold in custody for clients. Changes in these valuations can affect noninterest income positively or negatively, and ultimately affect our financial results.
Circumstances in the mid-Atlantic region, throughout the United States, and around the world could reduce demand for our services and negatively affect our ability to conduct business. These circumstances include inflation, recession, unemployment, changes in market interest rates, money supply, the competitive environment, economic uncertainty, military actions, and other factors beyond our control.
Changes in business and economic conditions in general, or specifically in the principal markets in which we do business, could affect our financial results adversely. Our results could be affected adversely by a weakening of or sustained weakness in business or economic conditions that may affect our clients and counterparties directly or indirectly. These conditions could lead to:
•	A decrease in the demand for loans and other products and services we offer.

•	A decrease in client savings, in general, and in demand for the savings and investment products we offer, in particular.

•
An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans and other obligations to us. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and provisions for loan losses.

Our Regional Banking business is particularly vulnerable to adverse changes in economic conditions in the mid-Atlantic region, where this business is concentrated.
Competition can increase the rates we pay to attract deposits, reduce the interest rates we can charge on loans, reduce the fees we charge for services, and affect our ability to retain existing clients or attract new clients. We compete for loans, deposits, assets to manage or hold in custody, and opportunities to provide trustee, administrative, and other services.
We compete for loans primarily with savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders in the mid-Atlantic region. For deposits, we compete primarily with savings banks, savings and loan associations, and commercial banks in the mid-Atlantic region. We also compete for deposits with dealers in government securities, deposit brokers, and credit card, direct, and internet-based financial institutions outside of the mid-Atlantic region.
We compete for other types of business with regional and money center banks, trust companies, investment advisors, mutual fund companies, family office service providers, insurance companies, accounting firms, law firms, and other service providers.
Some of our competitors are larger, have greater financial resources, have higher lending limits, and provide services that we do not, such as investment banking. In some cases, mergers, acquisitions, and other types of consolidation within the financial services industry have heightened competition by reducing the number of competitors. In other cases, consolidation that created very large institutions has reduced the number of independent, conflict-free competitors and made it easier for us to compete.
Our business could be affected negatively if we fail to develop and market new and innovative products and services, or fail to adopt or deploy new technologies. Our ability to compete for business depends in part on our ability to develop ways to differentiate our products and services and to improve efficiency. Competitive pressures plus rapid technological change in our industry require us to invest in new products and services, and to bring them to market in a timely fashion and at a competitive price, on an ongoing basis.
Developing and introducing new products can be risky. We may not achieve timeframe, price, or profitability targets. Changes in the regulatory environment, competition, and market demand could affect our ability to launch new products successfully. There could be unanticipated effects on our system of internal controls. These factors could affect our financial performance negatively.

Changes in accounting rules may affect our reported earnings and operating income adversely. Generally accepted accounting principles (GAAP) and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business are highly complex and may involve subjective judgments. Changes in these rules or their interpretations could affect our earnings significantly.
Changes in the value of goodwill or intangible assets on our balance sheet could affect earnings adversely. If, under GAAP, we determine that any of our goodwill or amortizable intangible assets are impaired, we may be required to record an expense that could reduce net income and stockholders’ equity.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We are required to test for impairment at least annually. In 2008, we wrote down the value of our investment in affiliate money manager Roxbury Capital Management by $66.9 million.
Making acquisitions can be risky. Our attention may be diverted from other business matters; we could lose key clients or staff members; we may have difficulty integrating systems and operations; the acquired business may not meet our profitability expectations; we may assume unanticipated liabilities; we may be unable to anticipate fully the risks associated with entering new market segments or geographical areas; and we may incur unanticipated expenses. These factors could affect our financial performance negatively.
We typically allocate a portion of an acquisition’s purchase price to goodwill. If the value of the acquired entity or business unit deteriorates, we may be required to record a goodwill impairment that could reduce net income and stockholders’ equity.
We run the risk of having insufficient liquidity, or funding. A lack of funding, or access to it, could impede our ability to make loans, fund other asset growth, accommodate deposit withdrawals and other liability maturities, meet contractual obligations, and fund new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.
Core deposits (deposits from clients) are our primary source of funding. Our core deposits come primarily from Delaware, where our consumer banking activities are concentrated. Because we make commercial loans throughout the mid-Atlantic region, we rely on other funding sources to augment core deposits.
A significant decrease in our core deposits, an inability to obtain alternative funding to our core deposits, or a substantial, unexpected, or prolonged change in the level or cost of funding could have a negative effect on our business and financial condition. At December 31, 2008, our loan-to-core-deposits ratio was 1.57%.
For more information about this, read the “Liquidity and funding” section of the MD&A in our Annual Report.
Our access to funding, and our ability to serve some clients, could be affected adversely by unfavorable rating actions taken by credit rating agencies. Wilmington Trust Corporation and Wilmington Trust Company are rated by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings. Standard & Poor’s downgraded our credit ratings in January 2009. Moody’s and Fitch downgraded our credit ratings in February 2009. Unfavorable rating actions by these agencies could increase our cost of funds, reduce or limit our access to certain types of funding, or place us in violation of certain covenants in client and other contracts in which we are a party.
Disruption in the capital and credit markets has created illiquidity and uncertainty. The capital and credit markets have experienced severe volatility and disruption since the second half of 2007. In some cases, these conditions have produced down ward pressures on security prices and credit availability for issuers regardless of the underlying financial strength of the issuers. A continuation or worsening of these conditions could have a materially adverse effect on our business, financial condition, and results of operations.
The failure of other financial institutions could affect us adversely. We have exposure to many different industries and counterparties, and routinely execute transactions with other financial services providers, including brokers and dealers, commercial banks, investment banks, insurers, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when collateral we hold cannot be relied upon or is liquidated at prices not sufficient to recover the full amount of our exposure.
Defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry in general, have created market-wide liquidity problems and could lead to losses or defaults by other institutions or us. Any such losses could materially and adversely affect our results of operations.

There can be no assurance that recent U.S. government intervention will help stabilize the U.S. financial system. The Emergency Economic Stabilization Act of 2008 (EESA) was enacted on October 3, 2008, in response to the financial crises affecting the banking system and financial markets and the questionable ability of certain investment banks and other financial institutions to continue as going concerns. Programs authorized by the EESA permit the U.S. Department of the Treasury to purchase mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our securities.
We and our subsidiaries are subject to a variety of legal and regulatory restrictions. Failure to comply adequately with these requirements could subject us to financial, regulatory, or other sanctions, which could have negative effects on our financial performance and ability to conduct business. These include restrictions imposed by the BHCA, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners’ Loan Act, and a variety of federal and state consumer protection laws.
We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings may seek relief or damages in amounts that may be substantial. Typically these proceedings are complex, and many years may pass before they are resolved.
Negative public opinion could damage our reputation. Negative public opinion can result from the actual or perceived manner in which we conduct business, manage actual or potential conflicts of interest and ethical issues, and protect confidential client information. It can have an adverse effect on our ability to attract and retain clients, expose us to litigation and regulatory actions, and ultimately affect our financial performance negatively.
Our ability to pay dividends on our common stock depends primarily on the financial results of our wholly owned subsidiaries. As a bank holding company, we conduct almost all of our business through WTC, WTFSB, and our other subsidiaries. Payments to us by these subsidiaries are the primary sources of the capital we use to pay dividends. The ability of our subsidiaries to make these payments to us is limited by their need to maintain sufficient capital and by other general regulatory restrictions on the dividends they pay us. If they do not satisfy these requirements, we may be unable to pay dividends on our common stock.
In addition, our participation in the United States Department of the Treasury’s Capital Purchase Program places some restrictions on our ability to pay or increase dividends on our preferred or common stock. For more information about these and other regulatory restrictions on common stock dividend payments, read Note 16, “Capital,” in the Annual Report.
In the future, we may issue debt and equity securities that could reduce the value of our common stock. We may attempt to increase our capital resources by issuing additional common stock, preferred stock, or secured or unsecured debt. Some of these issues, were they to occur, could substantially dilute the value of our common stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings or debt financings. In addition, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. More information about these potential activities is in the prospectus supplement and amended shelf registration filed with the SEC on January 12, 2009. These documents are available on www.wilmingtontrust.com in the Investor Relations section under SEC filings.
Our certificate of incorporation may discourage unsolicited acquisition proposals. Our certificate of incorporation, our bylaws, and Delaware law include certain anti-takeover provisions. These protections could discourage potential acquisition proposals, or delay or prevent a change in control of our company. Under these provisions, we have a classified Board of Directors; we require shareholders to inform us in advance and meet certain other conditions if they nominate directors; and we have the ability to issue up to 1 million shares of preferred stock and the balance of our 150 million shares of common stock in the event of an unsolicited acquisition proposal.
Other risks could affect our earnings and damage our reputation. These include human error, systems failures, breach of fiduciary duty, fraud, and inadequate controls and procedures.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no outstanding unresolved comments from SEC staff.

ITEM 2. PROPERTIES
Our largest properties are in downtown Wilmington, Delaware: the Wilmington Trust Center (1100 North Market Street) and the Wilmington Trust Plaza (301 West Eleventh Street). Our main office is in the Wilmington Trust Center, which is owned by Rodney Square Investors, L.P., one of our subsidiaries. At the end of 2008, the outstanding mortgage on this building was $33,274,118. There is no mortgage on the Wilmington Trust Plaza, an operations facility owned by a subsidiary.
At December 31, 2008, our branch office (as defined by banking regulators) and other office locations were as follows:
Arizona: One office in Phoenix.
California: One office each in Los Angeles, Costa Mesa, and Beverly Hills (Grant Tani Barash & Altman).
Connecticut: One office each in Guilford and Stamford.
Delaware: 48 branch offices throughout the state (24 in New Castle County, including one each at the Wilmington Trust Center and Wilmington Trust Plaza; 8 in Kent County; and 16 in Sussex County), plus 1 retirement services administrative office in Wilmington.
Florida: One branch office in North Palm Beach and one office each in Palm Beach, Stuart, and Vero Beach.
Georgia: One office in Atlanta.
Maryland: One branch office in Baltimore and one office in Bel Air.
Massachusetts: One office in Boston.
Minnesota: One office in Bloomington.
Nevada: One branch office in Las Vegas.
New Jersey: One office each in Jersey City, Mt. Laurel, and Princeton.
New York: Two offices in New York City.
Pennsylvania: One branch office each in Bethlehem, Doylestown, Philadelphia, Villanova, and West Chester.
South Carolina: One office in Charleston.
Vermont: One office in Burlington.
Europe: One office each in the Channel Islands (Jersey), England (London), Ireland (Dublin), Germany (Frankfurt), Luxembourg, and The Netherlands (Amsterdam).
Caribbean: One office in Grand Cayman, Cayman Islands.
We own 29 of these offices. We lease space for the others. We believe these offices are suitable and adequate for our needs, and that we could accommodate further growth by utilizing existing capacity or by acquiring or renting additional space. More information about our lease obligations is in the discussion of contractual obligations, which is on page 60 in our Annual Report, and in Note 13, “Commitments and contingencies,” which begins on page 104 of our Annual Report.
Three of our reporting segments — Regional Banking, CCS, and WAS — operate principally at Wilmington Trust Center. CCS and WAS also lease a substantial portion of a facility across the street from Wilmington Trust Center.
Regional Banking operates our branch offices, except for the one in Florida, which WAS operates. Regional Banking and WAS operate our offices in Maryland, New Jersey, and Pennsylvania. WAS operates our offices in California, Connecticut, Florida, Georgia, and Massachusetts. WAS and CCS operate our offices in New York. CCS operates our offices in Arizona, Minnesota, Nevada, South Carolina, Vermont, Europe, and the Caribbean.
Our fourth reporting segment — Affiliate Money Managers — comprises our investments in Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM). CRM leases office space in White Plains and New York, New York. RCM leases office space in Santa Monica, California.
ITEM 3. LEGAL PROCEEDINGS
This information is in the risk discussion in the Annual Report on page 58, and is incorporated by reference herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information about our common stock, as well as the frequency and amount of dividends paid during the last two years, is in the section on stockholder information in the Annual Report on page 132 and is incorporated by reference herein. Information about equity securities we sold during 2008 that were not registered under the Securities Act of 1933 is contained in Note 16 to our Consolidated Financial Statements on page 111 of the Annual Report and is incorporated by reference herein.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities to	Weighted average	for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in column a)

Equity compensation plans approved by security holders	7,072,458	$34.86	929,173
Equity compensation plans not approved by security holders	—	—	—

Total	7,072,458	$34.86	929,173

SHARE REPURCHASE ACTIVITY DURING THE FOURTH QUARTER OF 2008

			Total number of	Maximum number
			shares purchased as part	of shares that
	Total number of	Average price	of publicly announced	may yet be purchased
Period	shares repurchased[1]	paid per share	plans or programs	under the plan[2]

October	—	—	—	13,129,108
November	—	—	—	13,073,470
December	3,549	$16.38	—	13,077,361

Total	3,549	$16.38	—	13,077,361

[1]	Includes 3,549 shares tendered for cancellation of restricted stock returned to treasury.

[2]	In April 2002, our Board of Directors authorized the repurchase of up to 8 million shares of our stock.
The Federal Reserve Board’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during 2008 was consistent with the Federal Reserve Board’s policy. We reduced the quarterly dividend on our common stock to $0.1725 on January 29, 2009.

ITEM 6. SELECTED FINANCIAL DATA
BALANCE SHEET

At year end (in millions)	2008	2007	2006	2005	2004

Assets	$12,318.9	$11,485.7	$11,157.0	$10,245.4	$9,519.1
Long-term debt	468.8	267.8	388.5	400.4	408.6
INCOME STATEMENT

For the years (in millions)	2008	2007	2006	2005	2004

Interest income	$611.4	$722.2	$674.8	$516.6	$386.5
Net interest income	357.7	368.9	363.1	328.9	294.4
Provision for loan losses	115.5	28.2	21.3	11.8	15.6
Net (loss)/income	(23.6)	182.0	143.8	167.0	136.9
PER COMMON SHARE DATA

For the year (in dollars)	2008	2007	2006	2005	2004

Net (loss)/income — basic	$(0.36)	$2.68	$2.10	$2.47	$2.05
Net (loss)/income — diluted	(0.36)	2.64	2.06	2.43	2.02
Cash dividends declared	1.37	1.32	1.245	1.185	1.125
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this Item is in the Annual Report on pages 8-61, and is incorporated by reference herein.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is in the risk discussion in the Annual Report on pages 53-56, and is incorporated by reference herein.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this Item is on the pages of the Annual Report indicated below, and is incorporated by reference herein.

Statement	Page

Consolidated Statements of Condition as of December 31, 2008, and 2007	73
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	74-75
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006	76-77
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	78-79
Notes to Consolidated Financial Statements	80-129
Reports of Independent Registered Public Accounting Firm	131-132
Unaudited Selected Quarterly Financial Data	72

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in accountants or disagreements with KPMG LLP, our independent registered public accounting firm, on accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Information required by this Item is in the Controls and Procedures section on page 59 of the Annual Report, and in Management’s Discussion of Financial Responsibility on page 130 of the Annual Report, and is incorporated by reference herein.
ITEM 9B. OTHER INFORMATION
At its meeting on February 25, 2009, the Compensation Committee (Committee) of our Board of Directors established the annual performance factors for bonus awards for 2009 that are payable in 2010 for the named executive officers in our Proxy Statement.
For Ted T. Cecala, those performance factors include our earnings per share, return on assets, and return on equity for 2009 compared to peer institutions, and how our net income for 2009 compares to our 2009 business plan.
For Robert V. A. Harra Jr., those performance factors include increasing deposits, expanding our presence in Maryland and New Jersey, and improving the profitability of the Regional Banking business.
For David R. Gibson, those performance factors include continued management of our interest rate risk, monitoring of our funding strategies, and assisting in our acquisition efforts and integrations of acquired businesses.
For William J. Farrell II, those performance factors include increasing sales for the CCS business internationally, increasing sales of our investment management services, and completing the integration of our retirement services activities with those provided by Wilmington Trust Retirement and Institutional Services Company (the former AST Capital Trust Company, which we acquired in April 2008).
For Robert M. Balentine, those performance factors include aligning the staff and resources of Wilmington Trust Investment Management (WTIM) with the WAS and CCS business lines, internalizing asset management provided by outside investment firms where appropriate, increasing sales of WTIM’s mutual fund products, and expanding the scope of our brokerage activities in the mid-Atlantic region.
The Committee also approved an amendment to our Supplemental Executive Retirement Plan (SERP). Under that amendment, the compensation covered by the SERP is a participant’s compensation for the highest paid five of the final 10 years of his or her employment.
The Committee also awarded the following bonuses in the form of restricted stock to its named executive officers: $200,000 each to Messrs. Cecala, Harra, and Farrell; $195,000 to Mr. Gibson; and $187,500 to Mr. Balentine. This restricted stock vests in three equal installments over the three-year period beginning February 26, 2009, but not before the U.S. Treasury no longer holds any debt or equity security we issued under the Capital Purchase Program. Since these bonuses are in the form of restricted stock, they are subject to forfeiture prior to vesting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this Item is on pages 11-12, 32, 5, 6 and 9 of our Proxy Statement, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item is on pages 14-32 of our Proxy Statement, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is in Item 5 and on pages 13-14 of our Proxy Statement, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is on pages 22 and 3-4 of our Proxy Statement, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is on page 10 of our Proxy Statement, and is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements required by this Item are incorporated by reference from Item 8. No additional financial statement schedules are required to be filed as part of this report.
The exhibits listed below have been or are being filed as part of this report. Any exhibit is available to any shareholder:
•	Free of charge on our Web site at www.wilmingtontrust.com or through the SEC’s Web site at www.sec.gov.

•	By sending a written request, plus $0.20 per page for duplicating costs, to Investor Relations at our headquarters address or to IR@wilmingtontrust.com.

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659) [1]

3.2	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659) [2]

3.3	Form of Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated December 16, 2004 (Commission File Number 1-14659) [3]

3.4	Certificate of Designations for Series A Preferred Stock dated December 12, 2008 (Commission File Number 1-14659) [4]

4.1	Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-14659) [5]

4.2	Indenture Relating to Subordinated Debt Securities dated as of May 4, 1998 between Wilmington Trust Corporation and Norwest Bank Minnesota, National Association (Commission File Number 1-14659) [6]

4.3	Officers’ Certificate dated April 1, 2003 establishing the terms of the 4.875% Subordinated Note due 2013 [7]

4.4	Subordinated Note of Wilmington Trust Corporation dated April 4, 2003 (Commission File Number 1-14659) [8]

4.5	Officers’ Certificate pursuant to the Indenture, dated April 1, 2008, establishing the terms of the 8.50% Subordinated Note due 2018 [9]

4.6	Form of 8.50% Subordinated Note due 2018 (Commission File Number 1-14659) [10]

4.7	Form of Certificate for Series A Preferred Stock (Commission File Number 1-14659) [11]

4.8	Warrant to Purchase Shares of Common Stock (Commission File Number 1-14659) [12]

10.1	Amended and Restated Supplemental Executive Retirement Plan [7]

10.2	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659) [13]

10.3	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659) [14]

10.4	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659) [15]

10.5	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659) [16]

10.6	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Company and Michael A. DiGregorio (Commission File Number 1-14659) [17]

10.7	Severance Agreement dated as of February 13, 2007 between Wilmington Trust Company and Kevyn N. Rakowski (Commission File Number 1-14659) [18]

10.8	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Investment Management, LLC and Robert M. Balentine [19]

Exhibit
Number	Exhibit

10.9	Severance Agreement dated as of December 19, 2000 between Wilmington Trust of Pennsylvania and Mark A. Graham [20]

10.10	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659)[21]

10.11	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659)[22]

10.12	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[23]

10.13	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V. A. Harra Jr. (Commission File Number 1-14659)[24]

10.14	2008 Employee Stock Purchase Plan[25]

10.15	1999 Long-Term Incentive Plan (Commission File Number 1-14659)[26]

10.16	Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust Corporation (Commission File Number 1-14659)[27]

10.17	2001 Non-Employee Directors’ Stock Option Plan (Commission File Number 1-14659)[28]

10.18	2004 Executive Incentive Plan (Commission File Number 1-14659)[29]

10.19	Amended and Restated 2005 Long-Term Incentive Plan[30]

10.20	Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659)[31]

10.21	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of June 28, 2002 (Commission File Number 1-14659)[32]

10.22	Second Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission File Number 1-14659)[33]

10.23	Limited Liability Company Interest Purchase Agreement dated as of April 2, 2004 among Grant Tani Barash & Altman, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman and GTBA Holdings, Inc. (Commission File Number 1-14659)[34]

10.24	Amended and Restated Limited Liability Company Agreement of Grant Tani Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani, Barash & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman (Commission File Number 1-14659)[35]

10.25	Stock Purchase Agreement dated as of January 30, 2008 among Michael Karfunkel and Leah Karfunkel, as Trustees for the 2005 Michael Karfunkel Grantor Retained Annuity Trust, George Karfunkel, Renee Karfunkel, Leah Karfunkel, Michael Karfunkel, AST Capital Trust Company of Delaware, and Wilmington Trust FSB (Commission File Number 1-14659) [36]

10.26	Form of Stock Option Agreement[37]

10.27	Form of Restricted Stock Agreement (Commission File Number 1-14659)[38]

10.28	Form of Restricted Stock Unit Agreement (Commission File Number 1-14659)[39]

10.29	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, dated December 12, 2008, between Wilmington Trust Corporation and the United States Department of the Treasury (Commission File Number 1-14659)[40]

10.30	Form of Waiver (Commission File Number 1-14659)[41]

10.31	Amendments to Benefit Plans dated December 12, 2008 (Commission File Number 1-14659)[42]

13	Annual Report to Shareholders[7]

21	Subsidiaries of Wilmington Trust Corporation[7]

23	Consent of KPMG LLP[7]

31(i) and (ii)	Rule 13a-14(a)/15d-14(a) Certifications[7]

32	Section 1350 Certifications[7]

1	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

2	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 21, 2009.

3	Incorporated by reference to Exhibit A to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

4	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

5	Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

6	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Wilmington Trust Corporation filed on November 29, 2007.

7	Filed herewith.

8	Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

9	Incorporated by reference to Exhibit 4.3 to the Form 8-K of Wilmington Trust Corporation filed on April 1, 2008.

10	Incorporated by reference to Exhibit 4.2 to the Form 8-K of Wilmington Trust Corporation filed on April 1, 2008.

11	Incorporated by reference to Exhibit 4.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

12	Incorporated by reference to Exhibit 4.2 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

13	Incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

14	Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

15	Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

16	Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

17	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 1, 2007.

18	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 1, 2007.

19	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

20	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

21	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

22	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

23	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

24	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

25	Incorporated by reference to Exhibit C to the Proxy Statement of Wilmington Trust Corporation filed on February 29, 2008.

26	Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

27	Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

28	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

29	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

30	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

31	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

32	Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

33	Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

34	Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 10, 2004.

35	Incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

36	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

37	Incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q of Wilmiington Trust Corporation filed on November 9, 2004.

38	Incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

39	Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

40	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

41	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

42	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILMINGTON TRUST CORPORATION
February 26, 2009	By: /s/ Ted T. Cecala
TED T. CECALA, Director, Chairman of the Board
and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.
February 26, 2009

/s/ Ted T. Cecala	/s/ Gailen Krug

TED T. CECALA, Director, Chairman of the Board and Chief Executive Officer	GAILEN KRUG, Director

/s/ Robert V. A. Harra Jr.

ROBERT V.A. HARRA JR., Director, President, and Chief Operating Officer	REX L. MEARS, Director

/s/ David R. Gibson	/s/ Stacey J. Mobley

DAVID R. GIBSON, Executive Vice President and Chief Financial Officer	STACEY J. MOBLEY, Director

/s/ Kevyn N. Rakowski	/s/ Michele M. Rollins

KEVYN N. RAKOWSKI, Senior Vice President and Controller	MICHELE M. ROLLINS, Director

/s/ Carolyn S. Burger	/s/ David P. Roselle

CAROLYN S. BURGER, Director	DAVID P. ROSELLE, Director

/s/ Thomas L. du Pont	/s/ Oliver R. Sockwell

THOMAS L. DU PONT, Director	OLIVER R. SOCKWELL, Director

/s/ R. Keith Elliott

R. KEITH ELLIOTT, Director	ROBERT W. TUNNELL JR., Director

/s/ Donald E. Foley	/s/ Susan D. Whiting

DONALD E. FOLEY, Director	SUSAN D. WHITING, Director