Form 10-Q
period 2009-03-31
WILMINGTON TRUST CORP
filed 2009-05-11
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2009
Common stock — Par Value $1.00	69,304,640 shares

WILMINGTON TRUST CORPORATION AND SUBSIDIARIES
Form 10-Q for the three months ended March 31, 2009

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In millions, except
	share amounts)
ASSETS
Cash and due from banks	$252.0	$290.4
Interest-bearing deposits in other banks	117.4	141.0
Federal funds sold and securities purchased under agreements to resell	—	45.3
Investment securities available for sale:
U.S. Treasury securities	23.3	41.4
Government agency securities	365.1	463.0
Obligations of state and political subdivisions	6.1	6.2
Mortgage-backed debt securities	322.8	660.3
Other securities	37.7	39.8

Total investment securities available for sale	755.0	1,210.7

Investment securities held to maturity:
Government agency securities	0.5	0.5
Obligations of state and political subdivisions	0.6	0.7
Mortgage-backed debt securities	—	0.2
Other securities	160.3	161.2

Total investment securities held to maturity	161.4	162.6

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	25.0	20.0
Loans:
Commercial, financial, and agricultural	2,770.2	2,966.3
Real estate — construction	1,960.9	1,923.8
Commercial mortgage	1,942.8	1,870.2

Total commercial loans	6,673.9	6,760.3

Residential mortgage	574.6	571.2
Consumer	1,636.6	1,732.9
Loans secured with investments	523.6	554.7

Total retail loans	2,734.8	2,858.8

Total loans, net of unearned income of $5.6 in 2009 and 2008	9,408.7	9,619.1
Reserve for loan losses	(167.0)	(157.1)

Net loans	9,241.7	9,462.0

Premises and equipment, net	150.5	152.0
Goodwill, net of accumulated amortization of $29.8 in 2009 and 2008	355.3	355.6
Other intangible assets, net of accumulated amortization of $42.2 in 2009 and $39.6 in 2008	44.9	47.0
Accrued interest receivable	71.6	82.0
Other assets	361.4	350.3

Total assets	$11,536.2	$12,318.9

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
CONSOLIDATED STATEMENTS OF CONDITION — (Continued)
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In millions, except
	share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,214.8	$1,231.7
Interest-bearing:
Savings	929.8	815.7
Interest-bearing demand	3,028.5	2,632.9
Certificates under $100,000	1,110.3	1,072.5
Local certificates $100,000 and over	180.3	230.7

Total core deposits	6,463.7	5,983.5
National brokered certificates	1,811.9	2,432.9

Total deposits	8,275.6	8,416.4

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	999.4	1,590.8
U.S. Treasury demand deposits	12.4	6.4
Line of credit and other debt	—	20.0

Total short-term borrowings	1,011.8	1,617.2

Accrued interest payable	77.8	71.2
Other liabilities	365.1	411.2
Long-term debt	469.3	468.8

Total liabilities	10,199.6	10,984.8

Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	322.0	321.5
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	213.6	216.4
Retained earnings	1,110.3	1,103.7
Accumulated other comprehensive loss	(90.6)	(84.5)

Total contributed capital and retained earnings	1,633.8	1,635.6
Less: treasury stock: 9,223,706 shares in 2009 and 9,414,898 shares in 2008, at cost	(297.5)	(301.7)

Total Wilmington Trust stockholders’ equity	1,336.3	1,333.9
Noncontrolling interest	0.3	0.2

Total stockholders’ equity	1,336.6	1,334.1

Total liabilities and stockholders’ equity	$11,536.2	$12,318.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In millions, except
	share amounts)
NET INTEREST INCOME
Interest and fees on loans	$102.9	$140.3
Interest and dividends on investment securities:
Taxable interest	13.2	20.5
Tax-exempt interest	0.1	0.1
Dividends	0.5	0.8
Interest on deposits in other banks	0.1	0.1
Interest on federal funds sold and securities purchased under agreements to resell	0.2	0.3
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	0.1	0.3

Total interest income	117.1	162.4

Interest on deposits	28.7	55.8
Interest on short-term borrowings	1.5	15.5
Interest on long-term debt	8.4	4.2

Total interest expense	38.6	75.5

Net interest income	78.5	86.9
Provision for loan losses	(29.5)	(10.0)

Net interest income after provision for loan losses	49.0	76.9

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	31.3	39.2
Mutual fund fees	7.5	6.4
Planning and other services	10.9	10.1

Total Wealth Advisory Services	49.7	55.7

Corporate Client Services:
Capital markets services	11.5	11.6
Entity management services	7.9	7.9
Retirement services	16.1	3.2
Investment/cash management services	3.9	3.3

Total Corporate Client Services	39.4	26.0

Cramer Rosenthal McGlynn	3.0	4.0
Roxbury Capital Management	(0.8)	0.3

Total advisory fees	91.3	86.0
Amortization of affiliate intangibles	(2.3)	(1.2)

Total advisory fees after amortization of affiliate intangibles	89.0	84.8

Service charges on deposit accounts	7.9	7.6
Loan fees and late charges	2.3	2.1
Card fees	2.0	2.1
Other noninterest income	1.9	6.2
Securities gains	7.6	—

Total noninterest income	110.7	102.8

Net interest and noninterest income	$159.7	$179.7

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
CONSOLIDATED STATEMENTS OF INCOME — (Continued)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In millions, except
	share amounts)
NONINTEREST EXPENSE
Salaries and wages	$49.1	$45.7
Incentives and bonuses	4.9	14.5
Employment benefits	16.7	14.3
Net occupancy	7.8	7.5
Furniture, equipment, and supplies	10.5	9.8
Advertising and contributions	2.5	2.1
Servicing and consulting fees	4.1	2.5
Subadvisor expense:
Retirement services	6.7	—
Other services	1.4	2.7
Travel, entertainment, and training	1.8	2.4
Originating and processing fees	2.3	2.4
Insurance	4.2	1.9
Conversion errors	2.8	—
Legal and auditing fees	2.3	1.8
Other noninterest expense	9.5	7.9

Total noninterest expense	126.6	115.5

NET INCOME
Income before income taxes and noncontrolling interest	33.1	64.2
Income tax expense	11.2	22.7

Net income before noncontrolling interest	21.9	41.5
Net income attributable to the noncontrolling interest	0.1	0.1

Net income attributable to Wilmington Trust Corporation	$21.8	$41.4

Net income per common share:
Basic	$0.25	$0.62

Diluted	$0.25	$0.61

Weighted average common shares outstanding (in thousands):
Basic	68,945	67,067
Diluted	68,945	67,311

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In millions)
OPERATING ACTIVITIES
Net income attributable to Wilmington Trust Corporation	$21.8	$41.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29.5	10.0
Provision for depreciation and other amortization	5.6	5.5
Amortization of other intangible assets	2.6	1.5
Net income attributable to the noncontrolling interest	0.1	0.1
Amortization/(accretion) of discounts and premiums on investment securities available for sale	0.5	(0.1)
Accretion of discounts and premiums on investment securities held to maturity	(0.3)	—
Deferred income taxes	(1.3)	(11.8)
Originations of residential mortgages available for sale	(79.3)	(30.3)
Gross proceeds from sales of residential mortgages	80.4	30.7
Gains on sales of residential mortgages	(1.1)	(0.4)
Securities (gains)/losses:
Other-than-temporary impairment	4.5	—
Other	(12.1)	—
Amortization of gain on interest rate floors	(3.5)	(1.7)
Stock-based compensation expense	1.5	2.9
Tax expense realized on employee exercise of stock options	—	0.2
(Increase)/decrease in other assets	(0.3)	18.3
(Decrease)/increase in other liabilities	(33.6)	4.5

Net cash provided by operating activities	$15.0	$70.8

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$404.8	$10.2
Proceeds from maturities of investment securities available for sale	239.1	286.1
Proceeds from maturities of investment securities held to maturity	1.2	0.1
Purchases of investment securities available for sale	(187.8)	(94.9)
Purchases of investment securities held to maturity	(0.6)	—
Purchases of FHLB & FRB stock, at cost	(5.0)	—
Cash paid for acquisitions	—	(2.5)
Sale of affiliate interest	—	0.3
Net decrease/(increase) in loans	190.8	(326.3)
Purchases of premises and equipment	(3.8)	(5.8)
Dispositions of premises and equipment	0.2	0.1
Proceeds from sales of interest rate floors	—	55.1

Net cash provided by/(used for) investing activities	$638.9	$(77.6)

FINANCING ACTIVITIES
Net increase/(decrease) in demand, savings, and interest-bearing demand deposits	$492.8	$(36.4)
Net (decrease)/increase in certificates of deposit	(633.6)	244.9
Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	(591.4)	1.9
Net increase/(decrease) in U.S. Treasury demand deposits	6.0	(14.8)
Net decrease in line of credit	(20.0)	(5.0)
Cash dividends	(14.7)	(22.5)
Proceeds from common stock issued under employment benefit plans	—	3.8
Tax expense realized on employee exercise of stock options	—	(0.2)
Acquisition of treasury stock	(0.1)	(0.2)

Net cash (used for)/provided by financing activities	$(761.0)	$171.5

Effect of foreign currency translation on cash	(0.2)	0.1

(Decrease)/increase in cash and cash equivalents	(107.3)	164.8
Cash and cash equivalents at beginning of period	476.7	394.5

Cash and cash equivalents at end of period	$369.4	$559.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the three months ended March 31	2009	2008
	(In millions)
Interest	$32.0	$69.0
Taxes	17.5	6.0

Non-cash items during the three months ended March 31	2009	2008
	(In millions)
Net unrealized losses on securities, net of tax of $0.0 and $(5.8), respectively	$—	$(10.3)
Investment securities impairment, net of tax of $1.5 and $0.0, respectively	3.0	—
Net unrealized holding gains on derivatives used for cash flow hedges, net of tax of $0.0 and $4.9, respectively	—	8.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of tax of $(1.4) and $0.1, respectively	(2.1)	0.4
Foreign currency translation adjustment, net of tax of $(0.2) and $0.1, respectively	(0.4)	0.3
Reclassification adjustment of derivative costs, net of tax of $0.0 and $(0.8), respectively	—	(1.4)
Postretirement benefits liability adjustment, net of tax of $0.0 and $(0.1), respectively	—	0.1
SERP[1] liability adjustment, net of tax of $0.7 and $0.1, respectively	1.2	0.1

[1]	Supplemental executive retirement plan
See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
1. Accounting and reporting policies
We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, pension and other benefit plans, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees, income taxes, and other items. We evaluate these estimates on an ongoing basis.
The precision of these estimates and the likelihood of future changes are subject to various risks and uncertainties, and depend on a number of assumptions, estimates, expectations, assessments of potential developments, other underlying variables, and a range of possible outcomes. Circumstances that differ significantly from our judgments and estimates could cause our actual financial results to differ from our expectations.
Our financial results could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; fluctuations in equity or fixed income markets; changes in the market values of securities in our investment portfolio; significant changes in banking laws or regulations; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM); changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by unrest in other parts of the world.
Due to our adoption on January 1, 2009, of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” we are calculating earnings per common share under the two-class method as described in SFAS 128, “Earnings per Share.” For more information about this, read Note 4, “Earnings per share,” in this report.
Our adoption on January 1, 2009, of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” changed the presentation of net income. What formerly was called “minority interest” is now called “noncontrolling interest,” and our income statement includes a line for “net income attributable to the noncontrolling interest” as well as a line for “net income attributable to Wilmington Trust Corporation.” Throughout this report, we use “net income” to mean “net income attributable to Wilmington Trust Corporation.”
Our consolidated financial statements include the accounts of Wilmington Trust Corporation, our wholly owned subsidiaries, and the subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation. For more

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
information about our accounting policies, read Note 2, “Summary of significant accounting policies,” in our 2008 Annual Report to Shareholders.
Although we are majority owner of CRM, we do not consolidate its results because CRM owners retain control over certain governance matters. We do not consolidate the results of RCM because we are not majority owner and RCM owners retain control over certain governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in our 2008 Annual Report to Shareholders.
We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The information in this report has not been audited. It includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation. The consolidated financial statements in this report should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” in our 2008 Annual Report to Shareholders.
We may use the following abbreviations throughout this report:

APB:	Accounting Principles Board

ARB:	Accounting Research Bulletin

CPP:	U.S. Department of the Treasury Capital Purchase Program

EITF:	Emerging Issues Task Force

FASB:	The Financial Accounting Standards Board

FHLB:	Federal Home Loan Bank

FIN:	FASB Interpretation (Number)

FRB:	Federal Reserve Bank

FSP:	FASB Staff Position

GAAP:	U.S. generally accepted accounting principles

IRS:	Internal Revenue Service

NYSE:	New York Stock Exchange

SAB:	Staff Accounting Bulletin

SEC:	Securities and Exchange Commission

SFAS:	Statements of Financial Accounting Standards

TARP:	U.S. Department of the Treasury Troubled Asset Relief Program

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
2. Stock-based compensation plans
The Compensation Committee and the Select Committee of our Board of Directors administer an executive incentive plan, an employee stock purchase plan (ESPP), a directors’ deferred fee plan, and a long-term incentive plan. We account for our stock-based compensation plans in accordance with SFAS No. 123(revised), “Share-Based Payment.” For more information about these plans and how we determine valuations of stock-based awards, read Note 19, “Stock-based compensation plans,” in our 2008 Annual Report to Shareholders.
The common shares we issue as stock-based compensation come from our treasury, which held approximately 9.2 million shares at March 31, 2009. This is more than adequate to meet the share requirements of our current stock-based compensation plans.
No stock options were awarded during the first quarter of 2009.
Stock-based compensation expense

For the three months ended March 31 (in millions)	March 31, 2009	March 31, 2008

Compensation expense:
Common stock options	$1.1	$1.5
Restricted common stock	0.5	1.5
Employee stock purchase plan	(0.1)	(0.1)

Total compensation expense	1.5	2.9
Tax benefit	0.6	1.0

Net income effect	0.9	1.9
Stock option valuation assumptions

For the three months ended March 31 (in millions)	March 31, 2009	March 31, 2008

Risk-free interest rate	—	2.49% - 3.64%
Value of Corporation’s common stock	—	13.71% - 17.86%
Expected common stock dividend yield	—	3.85% - 4.34%
Expected life of options	—	4.7 to 8.2 years
For the valuation assumptions in the table above:
•	We use the Black-Scholes valuation method.

•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
Stock-based compensation expense for incentive stock options and the ESPP affects our income tax expense and effective tax rate because we are not allowed a tax deduction unless the award recipient or ESPP subscriber makes a disqualifying disposition upon exercise. As a participant in the CPP, we may not deduct compensation of more than $500,000 paid to any named executive officer identified in our proxy statement for any year in which the U.S. Treasury holds any debt or equity security we issued to the U.S. Treasury under the CPP.
Long-term stock-based incentive plans
Long-term incentive plan options exercised

For the three months ended March 31 (dollars in millions)	March 31, 2009	March 31, 2008

Number of options exercised	—	170,861
Total intrinsic value of options exercised	$—	$0.3
Cash received from options exercised	$—	$3.8
Tax benefit realized from tax deductions for options exercised	$—	$0.1
Long-term incentive plan option activity for the three months ended March 31, 2009

			Weighted average	Aggregate
	Common	Weighted average	remaining	intrinsic value
	stock options	exercise price	contractual term	(in millions)

Outstanding at January 1, 2009	6,982,300	$34.95
Granted	—	$—
Exercised	—	$—
Expired	(270,440)	$29.51
Forfeited	(11,500)	$38.72

Outstanding at March 31, 2009	6,700,360	$35.17	3.4 years	$—
Exercisable at March 31, 2009	4,657,487	$33.93	2.3 years	$—

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Unvested stock options
At March 31, 2009, total unrecognized compensation cost related to unvested common stock options was $3.7 million, which we expect to record over a weighted average period of 1.4 years.
Restricted stock grants
We measure the fair value of restricted common stock by the last sale price of our common stock on the date of the restricted stock grant. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At March 31, 2009, total unrecognized compensation cost related to restricted stock grants was $3.7 million, which we expect to record over a weighted average period of 1.4 years.
Under our incentive plans, the vesting period for some of our restricted stock awards can accelerate upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award. In the 2009 first quarter, we recorded $0.5 million of expense for restricted stock grants. Restricted stock awarded since we became a participant in the CPP does not vest until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP.
Restricted stock activity for the three months ended March 31, 2009

	Restricted shares	Weighted average fair value at grant date

Outstanding at January 1, 2009	178,908	$35.47
Granted	193,159	$9.47
Vested	(28,461)	$38.53
Forfeited	—	$—

Outstanding at March 31, 2009	343,606	$20.60
Employee stock purchase plan (ESPP)
For the ESPP, we record stock-based compensation expense based on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value. For the three months ended March 31, 2009, total recognized compensation cost related to the ESPP was $(0.1) million, due to forfeitures in the plan. There was no unrecognized compensation cost related to this plan.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Employee stock purchase plan

	Shares reserved for future	Subscriptions
	subscriptions	outstanding	Price per share

Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 ESPP	(487,724)	—
Subscriptions entered into on June 1, 2008	(116,076)	116,076	$27.67
Forfeitures	79,346	(79,346)	$27.67

Balance at March 31, 2009	763,270	36,730
3. Comprehensive income

	For the Three
	Months Ended
	March 31,
Comprehensive income	2009	2008
	(in millions)
Net income before noncontrolling interest	$21.9	$41.5
Other comprehensive income, net of tax:
Net unrealized losses on securities, net of income taxes of $0.0 and $(5.8)	—	(10.3)
Reclassification adjustment for securities gains included in net income, net of income taxes of $(2.8) and $0.0	(4.8)	—
Net unrealized holding gains arising during the period on derivatives used for cash flow hedges, net of income taxes of $0.0 and $4.9	—	8.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(1.4) and $0.1	(2.1)	0.4
Reclassification adjustment of derivative costs, net of income taxes of $0.0 and $(0.8)	—	(1.4)
Foreign currency translation adjustments, net of income taxes of $(0.2) and $0.1	(0.4)	0.3
SERP[1] liability adjustment, net of income taxes of $0.7 and $0.0	1.2	0.1
Postretirement benefits liability adjustment, net of income taxes of $0.0 and $(0.1)	—	0.1

Comprehensive income before noncontrolling interest	15.8	39.5
Comprehensive income attributable to the noncontrolling interest	0.1	0.1

Comprehensive income attributable to Wilmington Trust Corporation	$15.7	$39.4

[1]	Supplemental executive retirement plan
4. Earnings per share
As a result of our adoption on January 1, 2009, of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” we calculate earnings per common share under the two-class method as described in SFAS 128, “Earnings per Share.” The restricted stock awards we grant include nonforfeitable rights to receive dividends over the vesting period of the award. Based on the guidance in FSP EITF 03-6-1, our unvested restricted stock awards meet the definition of a participating security, and we are required to use the two-class method to calculate earnings per share.
Using a prescribed earnings allocation formula, the two-class method requires us to present earnings per common share as if all of the earnings for the period had been distributed to common shareholders and to the holders of unvested restricted stock. The application of the two-class method reduces income available to common shareholders as well as both basic and diluted earnings per common share.
In accordance with EITF 03-6-1, we recalculated the basic and diluted earnings per share amounts for the three months ended March 31, 2008, under the two-class method. This recalculation did not change the previously reported basic earnings per share amount. It decreased the previously reported diluted earnings per share amount by $0.01. For the three months ended March 31, 2009, basic and

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
diluted earnings per common share were the same under application of the two-class method as they would have been had we not adopted FSP EITF 03-6-1.

	For the Three
	Months Ended
	March 31,
Computation of Basic and Diluted Earnings per Share	2009	2008
	(In millions, except
	earnings per share
	and dividends per share)
Net income	$21.8	$41.4
Dividends and accretion on preferred stock	4.6	—

Net income available to common shareholders	$17.2	$41.4

Average common shares issued and outstanding	68.9	67.1
Dilutive common shares from employee stock options, ESPP[1] subscriptions, and stock warrants	—	0.2

Total diluted common shares issued and outstanding	68.9	67.3

Basic income per common share	$0.25	$0.62
Diluted income per common share[2]	$0.25	$0.61
Cash dividends declared per common share	$0.1725	$0.335
Anti-dilutive options and warrants excluded from calculation	8.6	4.6

[1]	Employee Stock Purchase Plan

[2]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method. For the three months ended March 31, 2009, the average market price of our common stock was less than the exercise price of all outstanding options and warrants, resulting in no dilution effect on average common shares outstanding.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
5. Fair value measurement of assets and liabilities
We disclose the estimated fair values of certain financial instruments, whether or not we recognize them at fair value in our Consolidated Statements of Condition. We measure the fair values of assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements,” and other related guidance.
Fair value generally is the exchange price on which a willing buyer and a willing seller would agree when market conditions are not distressed. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of our fair value estimates are based on highly subjective judgments and assumptions we make about market information and economic conditions. Changes in market interest rates or any of the assumptions underlying our estimates could cause those estimates to change significantly.
We do not believe that the aggregate fair value amounts presented in this Note offer a full assessment of our consolidated financial condition, our ability to generate net income, or the value of our company, because the fair value amounts presented here do not consider any value that may accrue from existing client relationships or our ability to create value by making loans, gathering deposits, or providing fee-based services. In addition, we do not include the values of all nonfinancial assets and liabilities, intangible assets, and certain other financial instruments.
SFAS No. 157 establishes a three-level hierarchy that prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities:
•	Level 1. Level 1 inputs are unadjusted quoted prices, such as an NYSE closing price, in active markets for identical assets. Level 1 is the highest priority in the hierarchy.
•	Level 2. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as other significant inputs that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates, and yield curves.
•	Level 3. Level 3 inputs are unobservable inputs. Typically, our own assumptions determine these inputs, since there is little, if any, related market activity. Level 3 is the lowest priority in the hierarchy.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
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
We conducted impairment testing on our investment in Roxbury Capital Management (RCM) and determined there was no impairment to our investment as of March 31, 2009. Current conditions in the economy and their effect on RCM that contributed to our decision to conduct impairment testing are:
•	Market pressures that have reduced managed asset levels.
•	Recent declines in assets under management.
•	Lower-than-expected operating performance.
•	Near-term cash flow and income projections.
•	Our decision to support their operations through additional investment, if needed.
Since we account for RCM under the equity method of accounting, we performed our assessment of RCM’s valuation in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” using a discounted cash flow methodology.
For more information on our fair value disclosures and estimates, read Note 14, “Fair value measurement of assets and liabilities,” in our 2008 Annual Report to Shareholders.
Fair value of assets and liabilities measured on a recurring basis as of March 31, 2009

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment securities available for sale	$36.9	$718.1	$—	$755.0
Interest rate swap contracts	—	69.1	—	69.1

Total assets	$36.9	$787.2	$—	$824.1

Liabilities:
Interest rate swap contracts	$—	$69.9	$—	$69.9

Total liabilities	$—	$69.9	$—	$69.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Fair value of assets and liabilities measured on a nonrecurring basis as of March 31, 2009

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Loans	$—	$3.3	$—	$3.3
Other real estate owned	$—	$5.9	$—	$5.9
Investment securities held to maturity	$—	$—	$0.6	$0.6
Roxbury Capital Management	$—	$—	$35.3	$35.3
In the table above, loan amounts do not include charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to SFAS No. 157, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included in the table above.
6. Derivative and hedging activities
We use derivative financial instruments, primarily interest rate swaps and floors, to help manage (hedge) the effects that changes in market interest rates may have on net interest income, the fair value of assets and liabilities, and cash flows. The derivative instruments we use are mainly interest rate swaps and floors, which we use primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. We also use interest rate swaps to allow commercial borrowers to manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and calculate their fair value in accordance with SFAS No. 157, as amended.
When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract with a third party (counterparty). The counterparty exchanges the client’s fixed rate loan payments for floating rate loan payments. These counterparties are large international money center banks. Our arrangements with certain of these counterparties require us to post collateral when our swaps are in a liability position and allow us to request collateral when our swaps are in an asset position. When our derivatives are in an asset position, we retain the credit risk associated with the potential failure of these counterparties. At March 31, 2009, all of our counterparty swaps were in a liability position. For our commercial loan clients, we retain the credit risk inherent in making loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
As of March 31, 2009, we had:
•	162 client swap contracts for a notional amount of $1,265.0 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $2,530.0 million in swaps associated with loans to clients.
•	No interest rate floor contracts.
Under SFAS No. 133, our client swap contracts are not considered hedging instruments. We record gains and losses associated with these contracts in our income statement as “other noninterest income.” We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At March 31, 2009, we had not recognized any receivable or payable related to the collateral we had posted to our counterparties.
Client swap contract gain/(loss) recognized in other noninterest income

For the three months ended March 31 (in millions)	2009	2008

Interest rate swap contracts in an asset position	$(4.6)	$16.9
Interest rate swap contracts in a liability position	4.6	(16.9)

Total	$—	$—
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. These credit risk contingent features include:
•	Cross-default provisions: We have agreements with each of our non-client swap derivative counterparties that contain cross-default provisions. If we were to default on certain of our obligations, independent of our swap obligations, then we could also be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call: We have agreements with some of our non-client swap derivative counterparties that contain provisions which could increase the amount of collateral we are required to post if certain of the major credit rating agencies downgrade our credit ratings.
•	Credit rating contingent features resulting in swap termination: We have an agreement with one of our non-client swap derivative counterparties that contains a provision under which a decrease in our credit ratings to below investment grade could result in the termination of the swap agreement by the counterparty.
At March 31, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $69.9 million, for which we had posted collateral of $36.8 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default positions that were in a liability position was $69.9 million. If all of our “mirror” swaps had terminated on March 31, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination value of $72.1 million. Since $36.8 million had already been posted as collateral at March 31, 2009, this could have resulted in a payment to our counterparties of $35.3 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
•	The aggregate fair value of all derivative instruments with a collateral call provision related to the credit rating contingent feature that were in a liability position was $59.1 million. Additional credit rating downgrades could have resulted in a maximum potential collateral requirement of $61.3 million, which is equal to the termination value of these swaps at March 31, 2009. Since $36.8 million had already been posted on March 31, 2009, this could have resulted in an additional collateral posting to our counterparties of $24.5 million. Between April 24, 2009 and April 30, 2009, we were required to post additional collateral to our counterparties as a result of our April 24, 2009 credit rating downgrade. The additional collateral had an aggregate fair value of $24.6 million at April 30, 2009. At April 30, 2009, our total posted collateral had a fair value of $62.1 million. Our collateral requirements change depending on the composition of our swap portfolio and its fair value at a given point in time.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $2.0 million, and no collateral had been posted. If this swap had terminated on March 31, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $2.2 million.
We sold all of our interest rate floor contracts in January 2008. We realized a gain of $35.5 million on the sale of these contracts, which had a notional amount of $1.00 billion. We are reclassifying this gain from accumulated other comprehensive income to interest and fees on loans. These monthly reclassifications began in February 2008 and will continue until July 2014. To amortize the gain on this sale into earnings, we use the method described by the Derivatives Implementation Group in DIG issue G20 of SFAS No. 133.
In the 2009 first quarter, we reclassified $3.5 million into income. Between April 1, 2009, and March 31, 2010, we expect to reclassify approximately $10.7 million of pretax net gains, or approximately $6.7 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. These estimates could differ from the amounts we actually recognize if we add other hedges.
Fair value of derivative instruments not designated as hedging instruments

(in millions)	At March 31, 2009	At December 31, 2008

Asset derivatives recorded in “Other assets:”
Interest rate swap contracts	$69.1	$73.7

Total asset derivatives	$69.1	$73.7

Liability derivatives recorded in “Other liabilities:”
Interest rate swap contracts	$69.9	$74.5

Total liability derivatives	$69.9	$74.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Effect of interest rate floor contracts in cash flow hedging relationships on other comprehensive income and the Statement of Income

For the three months ended March 31 (in millions)	2009	2008
Amount of gain recognized in OCI (effective portion)	$—	$13.5
Amount of gain reclassified from accumulated OCI into interest income (effective portion)	3.2	1.7
Amount of gain recognized in interest income on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—
For more information about our derivative and hedging activities and how we account for them, read Note 2, “Summary of significant accounting policies,” and Note 15, “Derivative and hedging activities,” in our 2008 Annual Report to Shareholders. For more information about fair values of derivatives, read Note 5, “Fair value measurement of assets and liabilities,” in this report, as well as Note 14, “Fair value measurement of assets and liabilities,” in our 2008 Annual Report to Shareholders.
7. Reserve for loan losses

	For the Three
	Months Ended
	March 31,
Changes in the Reserve for Loan Losses	2009	2008
	(in millions)
Reserve for loan losses at beginning of period	$157.1	$101.1
Loans charged off:
Commercial, financial, and agricultural	(7.6)	(0.7)
Commercial real estate — construction	(2.4)	(0.3)
Commercial mortgage	(0.3)	—
Consumer and other retail	(12.8)	(5.4)

Total loans charged off	$(23.1)	$(6.4)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	0.2	0.1
Consumer and other retail	1.7	1.6

Total recoveries	$1.9	$1.7

Net loans charged off	$(21.2)	$(4.7)
Transfers from/(to) reserve for lending commitments	1.6	—
Provision charged to operations	29.5	10.0

Reserve for loan losses at end of period	$167.0	$106.4

Reserve for lending commitments in other liabilities[1]	$5.5	$—

[1]	The reserve for lending commitments was transferred to other liabilities as of December 31, 2008. Prior periods were not reclassified.
8. Goodwill and other intangible assets

	At March 31, 2009			At December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Goodwill and Other Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in millions)
Goodwill (nonamortizing)	$385.1	$29.8	$355.3	$385.4	$29.8	$355.6
Other intangibles (amortizing):
Mortgage servicing rights	$10.3	$8.1	$2.2	$9.7	$8.0	$1.7
Client lists	73.1	30.9	42.2	73.2	28.4	44.8
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	2.0	1.5	0.5	2.0	1.5	0.5

Total other intangibles	$87.1	$42.2	$44.9	$86.6	$39.6	$47.0

	For the Three
	Months Ended
	March 31,
Amortization Expense of Other Intangible Assets	2009	2008
	(in millions)
Amortization expense of other intangible assets	$2.6	$1.5

Future Amortization Expense of Other Intangible Assets
for the Year Ended December 31	2010	2011	2012	2013	2014
	(in millions)
Estimated annual amortization expense of other intangibles	$8.1	$6.8	$5.6	$4.4	$3.2

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
Carrying Amount of Goodwill by Business Segment	Banking	Services	Services	Managers	Total
	(in millions)
Balance as of January 1, 2009	$3.8	$125.7	$83.2	$142.9	$355.6
Decrease in carrying value due to foreign currency translation adjustments	—	—	(0.3)	—	(0.3)

Balance as of March 31, 2009	$3.8	$125.7	$82.9	$142.9	$355.3

	2009			2008
			Weighted			Weighted
			Average			Average
Changes in Other Intangible Assets	Amount	Residual	Amortization	Amount	Residual	Amortization
for the Three Months Ended March 31	Assigned	Value	Period	Assigned	Value	Period
	(in millions)
Mortgage servicing rights	$0.6	$—	8 years	$0.2	$—	8 years
Decrease in carrying value due to foreign
currency translation adjustments	(0.1)			—

Changes in other intangible
assets	$0.5	$—		$0.2	$—
For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
9. Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2008 Annual Report to Shareholders.
Components of net periodic benefit cost for the three months ended March 31

					Postretirement
	Pension Benefits		SERP Benefits		Benefits
	2009	2008	2009	2008	2009	2008
			(in millions)
Service cost	$3.0	$2.4	$0.3	$0.2	$0.1	$0.3
Interest cost	3.3	3.1	0.5	0.4	0.5	0.6
Expected return on plan assets	(4.7)	(4.5)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.1)
Recognized actuarial losses	0.5	0.1	0.2	0.1	0.2	0.2

Net periodic benefit cost	$2.1	$1.1	$1.1	$0.8	$0.3	$1.0

Employer contributions	$—	$—	$0.1	$0.1	$0.7	$0.7
Expected annual contribution	$—		$0.6		$3.0
10. Investment securities
We maintain an investment securities portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio. For more information about this portfolio, read Note 6, “Investment securities,” in our 2008 Annual Report to Shareholders.
Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair value, which can be equal to, more than, or less than their book value (amortized cost). To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 14, “Fair value measurement of assets and liabilities,” in our 2008 Annual Report to Shareholders.
We classify investment securities in one of two categories:
1.	Available-for-sale (AFS). This means we have the ability to hold the security, but we may elect to sell it, depending on our needs.
2.	Held-to-maturity (HTM). This means we have not only the ability, but also the intent, to retain the security on our books until it matures.
AFS securities are carried at their estimated fair value. When the fair value of an AFS security exceeds its book value, we record an unrealized gain as a change in stockholders’ equity through accumulated other comprehensive income. This increases stockholders’ equity. It does not affect earnings.
HTM securities are carried at their amortized cost. When the fair value of an HTM security exceeds its book value, we report the amount of its increase in value in a footnote disclosure, not as a change in stockholders’ equity. There is no effect to our financial statements or earnings.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
When a security’s fair value falls below its book value, the security is considered impaired, and we must account for it in one of two ways:
1.	As temporarily impaired.

2.	As other-than-temporarily impaired (OTTI).
To determine whether a security is OTTI, we consider factors that include:
•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, industry conditions, or market volatility.
•	The severity and duration of the decline in fair value below the amortized cost basis.
•	Failure of the issuer to make scheduled interest or principal payments.
•	Changes to the rating of the security by credit rating agencies.
•	Our ability and intent to hold these investments until they recover in value, mature, or are called.
For more information about how we account for investment securities, read Note 5, “Fair value measurement of assets and liabilities,” in this report, as well as Note 2, “Summary of significant accounting policies,” Note 14, “Fair value measurement of assets and liabilities,” and Note 21, “Accumulated other comprehensive income,” in our 2008 Annual Report to Shareholders.

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
Book Values (Amortized Cost) and Fair Values	Cost	Value	Cost	Value
	(in millions)
Investment securities available for sale:
U.S. Treasury securities	$23.2	$23.3	$41.2	$41.4
Government agency securities	361.7	365.1	453.9	463.0
Obligations of state and political subdivisions	6.1	6.1	6.3	6.2
Mortgage-backed debt securities	315.4	322.8	649.6	660.3
Preferred stock	20.5	15.1	20.5	17.1
Other marketable equity securities	22.6	22.6	26.3	22.7

Total	$749.5	$755.0	$1,197.8	$1,210.7

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.6	$0.6	$0.7	$0.7
Mortgage-backed debt securities	—	—	0.2	0.2
Corporate debt securities	159.4	115.8	160.2	116.8
Foreign securities	0.5	0.5	0.5	0.5
Other debt securities	0.9	0.9	1.0	1.0

Total	$161.4	$117.8	$162.6	$119.2

	March 31, 2009		December 31, 2008
	Unrealized	Unrealized	Unrealized	Unrealized
Unrealized Gains/(Losses)	Gains	Losses	Gains	Losses
		(in millions)
Investment securities available for sale:
U.S. Treasury securities	$0.1	$—	$0.2	$—
Government agency securities	3.4	—	9.1	—
Obligations of state and political subdivisions	—	—	—	(0.1)
Mortgage-backed debt securities	7.6	(0.2)	11.5	(0.8)
Preferred stock	—	(5.4)	0.4	(3.8)
Other marketable equity securities	—	—	—	(3.6)

Total	$11.1	$(5.6)	$21.2	$(8.3)

Investment securities held to maturity:
Corporate debt securities	$4.4	$(48.0)	$—	$(43.4)

Total	$4.4	$(48.0)	$—	$(43.4)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Temporarily impaired securities
When we classify a security as temporarily impaired, it means we believe the security’s valuation decline (impairment) is a function of short-term market forces, not any underlying credit problems. When a security is determined to be temporarily impaired and there is an associated unrealized loss, its accounting treatment depends on whether it is classified as AFS or HTM.
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
In the 2009 first quarter, continued uncertainty and volatility in the financial markets caused a) fair value estimates for some of our temporarily impaired securities to decrease and b) the associated estimated unrealized losses to increase. We believe these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the securities’ issuers.
Temporarily impaired securities

	Fewer Than 12 Months		12 Months or more		Total
		Estimated		Estimated		Estimated
Temporarily Impaired Securities at	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(in millions)
U.S. Treasury securities	$0.7	$—	$—	$—	$0.7	$—
Government agency securities	55.5	—	—	—	55.5	—
Obligations of state and political subdivisions	5.3	—	—	—	5.3	—
Mortgage-backed securities	—	—	17.1	(0.2)	17.1	(0.2)
Corporate debt securities	—	—	87.9	(47.4)	87.9	(47.4)
Preferred stock	3.6	(0.2)	8.5	(5.2)	12.1	(5.4)
Other marketable equity securities	9.3	—	—	—	9.3	—

Total temporarily impaired securities	$74.4	$(0.2)	$113.5	$(52.8)	$187.9	$(53.0)

	Fewer Than 12 Months		12 Months or more		Total
		Estimated		Estimated		Estimated
Temporarily Impaired Securities at	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(in millions)
Obligations of state and political subdivisions	$5.5	$(0.1)	$—	$—	$5.5	$(0.1)
Mortgage-backed securities	20.8	—	39.5	(0.8)	60.3	(0.8)
Corporate debt securities	—	—	84.1	(43.4)	84.1	(43.4)
Preferred stock	—	—	10.8	(3.8)	10.8	(3.8)
Other marketable equity securities	13.6	(3.6)	—	—	13.6	(3.6)

Total temporarily impaired securities	$39.9	$(3.7)	$134.4	$(48.0)	$174.3	$(51.7)
We retain temporarily impaired securities because we know when they will mature, they generate expected cash flows, and we have the ability to hold them until they recover in value or mature, at which point their fair values equal their book values. While we have determined these unrealized losses to be temporary, a sustained and prolonged downturn in the financial markets could cause us to reassess our determination.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Other-than-temporarily impaired securities (OTTI)
Due to continued stress in the financial markets, the estimated fair value of some of the securities in our portfolio declined. At March 31, 2009, some of these declines were determined to be OTTI under U.S. generally accepted accounting principles, which required us to record a $4.5 million write-down for the quarter ended March 31, 2009. The OTTI securities consisted of:
•	Mutual fund investments which are recorded on the balance sheet as “Other securities” in the AFS portfolio and accounted for $3.9 million of the write-down.
•	One pooled trust-preferred security which accounted for $0.6 million of the write-down.
Trust-preferred securities (TruPS)
We record TruPS on our balance sheet as corporate debt securities. At March 31, 2009:
•	Our TruPS portfolio consisted of 38 pooled issues and 9 single-issue securities. The single-issue TruPS are from money center and large regional banks. The pooled instruments include securities issued by banks, insurance companies, and other financial institutions. Our positions in pooled TruPS are generally secured by over-collateralization or default protections provided by subordinated tranches.
•	All of our TruPS were classified as HTM securities.
•	One of our pooled TruPS was OTTI at March 31, 2009. This was in addition to the 14 pooled TruPS that were determined to be OTTI at December 31, 2008.
TruPS valuation requires substantial judgment and estimation of factors that are not currently observable in the market, given the illiquidity of these securities. Because of market conditions and other factors, it is possible that, in future reporting periods, we could deem more of our TruPS to be OTTI. Such a determination would require us to write down their value and incur a non-cash OTTI charge in the amount of the decrease in valuation.
Amortized cost and estimated fair value of TruPS portfolio

(in millions)	At March 31, 2009	At December 31, 2008
Amortized cost	$159.4	$160.2
Estimated fair value	$115.8	$116.8
TruPS in Wilmington Trust’s portfolio as rated by Fitch Ratings as of April 8, 2009

				Fair Value Plus
	Number of	Fair	Amortized	Unrealized
At March 31, 2009	Holdings	Value	Cost	Losses
		(Dollars in millions)
Pooled TruPS:
AAA	3	$9.8	$9.6	$14.6
AA	1	2.9	2.6	4.7
A	—	—	—	—
BBB	1	1.6	0.8	0.8
Below investment grade	33	64.7	89.2	136.6
Not rated	—	—	—	—

Total pooled TruPS	38	$79.0	$102.2	$156.7

Single-issue TruPS:
AAA	—	$—	$—	$—
AA	1	6.0	8.8	11.4
A	3	13.1	23.3	26.7
BBB	3	13.4	16.6	19.3
Below investment grade	2	4.3	8.5	10.7
Not rated	—	—	—	—

Total single-issue TruPS	9	$36.8	$57.2	$68.1

Total TruPS	47	$115.8	$159.4	$224.8
Total investment securities portfolio		$872.8	$910.9	$987.4
TruPS in Wilmington Trust’s portfolio as rated by Moody’s Investors Service as of March 31, 2009

				Fair Value Plus
	Number of	Fair	Amortized	Unrealized
At March 31, 2009	Holdings	Value	Cost	Losses
Pooled TruPS:
Aaa	1	$2.3	$2.5	$2.9
Aa	3	10.4	9.8	16.5
A	—	—	—	—
Baa	2	2.8	2.6	4.7
Below investment grade	32	63.5	87.3	132.6
Not rated	—	—	—	—

Total pooled TruPS	38	$79.0	$102.2	$156.7

Single-issue TruPS:
Aaa	—	$—	$—	$—
Aa	—	—	—	—
A	6	29.9	44.8	52.7
Baa	2	4.3	8.5	10.6
Below investment grade	—	—	—	—
Not rated	1	2.6	3.9	4.8

Total single-issue TruPS	9	$36.8	$57.2	$68.1

Total TruPS	47	$115.8	$159.4	$224.8
Total investment securities portfolio		$872.8	$910.9	$987.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Other matters
At March 31, 2009, securities with an aggregate book value of $769.6 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, and interest rate swap agreements, and for other purposes required by law.
We had investments in the securities of regulatory authorities that totaled $25.0 million at March 31, 2009, and $20.0 million at December 31, 2008. These securities are carried at cost.
Sale and write-down of investment securities available for sale

	For the Three Months
	Ended March 31,
Sale and write-down of AFS investment securities	2009	2008
	(in millions)
Proceeds	$404.8	$10.2
Gross gains realized	$12.3	$—
Gross losses realized	$—	$—
OTTI charges	$(3.9)	$—
11. Borrowings
Our short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, a line of credit, and other debt. Our long-term borrowings consist of an advance from the Federal Home Loan Bank of Pittsburgh (FHLB) and two issuances of long-term subordinated debt.
We have a $50.0 million line of credit with a major unaffiliated U.S. financial institution. At March 31, 2009, the outstanding balance on this line of credit was zero.
Our credit agreement with this institution contains covenants that require us to maintain certain financial ratios. As of March 31, 2009, we were in compliance with all required covenants.
The long-term debt of $469.3 million on our balance sheet at March 31, 2009, included:
•	$28.0 million in FHLB advances;
•	$(7.4) million of unamortized losses related to terminated interest rate swaps on long-term debt;
•	$(0.2) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013; and
•	$(1.1) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
Subordinated long-term debt

	Amount issued and
	outstanding		Semiannual	Fixed payment
Issue date	(in millions)	Term	payment dates	rates	Maturity
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.
For more information on our borrowings, read Note 12, “Borrowings,” in our 2008 Annual Report to Shareholders.
12. Income taxes
Income tax expense was lower for the 2009 first quarter than for the year-ago first quarter because pre-tax income was lower. The effective tax rate was lower for the 2009 first quarter due to state rate changes and a prior period payable adjustment.
Income taxes and tax rate

For the three months ended March 31 (dollars in millions)	2009	2008

Pre-tax income (less noncontrolling interest)	$33.0	$64.1
Income tax expense	$11.2	$22.7
Effective tax rate	33.94%	35.41%
Under FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we recognize interest and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for periods open to examination.
We file income tax returns in more than 30 tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to examination in these jurisdictions for three to six years (open tax years). As of March 31, 2009, there were no material changes regarding uncertain tax positions. No open statutes of limitations have been extended materially in any of our significant locations. We are currently under IRS examination for the tax year 2006. The tax years 2005, 2007, and 2008 remain open to examination by the IRS. We periodically are under examination by various state and local tax authorities.
For more information about our income taxes, read Note 20, “Income taxes,” in our 2008 Annual Report to Shareholders.
13. Segment reporting
We report business segment results for four segments: one for each of our three core businesses — Regional Banking, Wealth Advisory Services (WAS), and Corporate Client Services (CCS) — and one that combines the results of affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Our business segment accounting policies are the same as those described in Note 2, “Summary of significant accounting policies,” in our 2008 Annual Report to Shareholders. Our business segment disclosures mirror the internal profitability reports we produce and review each quarter. We report segment assets on an average-balance basis, because we believe average balances offer a more relevant measure of business trends than period-end balances; we maintain and review all internal segment data on an average-balance basis; and we base some expense allocations on an average-balance basis. We have adjusted segment data for prior periods due to changes in reporting methodology and/or organizational structure.
For more information about our business segments, read Item 2 in Part I of this report, as well as Note 1, “Nature of business,” Note 4, “Affiliates and acquisitions,” and Note 23, “Segment reporting,” in our 2008 Annual Report to Shareholders.

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended March 31, 2009	Banking	Services	Services	Managers	Totals
	(In millions)
Net interest income	$72.0	$6.3	$1.4	$(1.2)	$78.5
Provision for loan losses	(24.8)	(4.7)	—	—	(29.5)

Net interest income after provision	47.2	1.6	1.4	(1.2)	49.0
Total advisory fees:
Wealth Advisory Services	0.6	47.3	1.8	—	49.7
Corporate Client Services	0.4	—	39.0	—	39.4
Affiliate Money Managers	—	—	—	2.2	2.2

Advisory fees	1.0	47.3	40.8	2.2	91.3
Amortization of affiliate intangibles	—	(1.0)	(1.1)	(0.2)	(2.3)

Advisory fees after amortization of affiliate intangibles	1.0	46.3	39.7	2.0	89.0
Other noninterest income	12.8	0.8	0.5	—	14.1
Securities gains/(losses)	11.4	0.3	0.4	—	12.1

Net interest and noninterest income	72.4	49.0	42.0	0.8	164.2
Noninterest expense	(42.4)	(45.1)	(38.0)	(1.1)	(126.6)

Segment profit before income taxes	30.0	3.9	4.0	(0.3)	37.6
Applicable income taxes and minority interest	10.9	1.3	0.1	(0.1)	12.2

Segment operating net income/(loss)	$19.1	$2.6	$3.9	$(0.2)	$25.4

Investment securities impairment charge					(4.5)
Applicable income taxes for impairment charges					0.9

Reported net income					$21.8

Depreciation and amortization	$3.2	$2.7	$2.3	$0.2	$8.4
Investment in equity method investees	—	—	—	160.2	160.2
Segment average assets	9,958.6	1,512.6	489.7	158.7	12,119.6

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended March 31, 2008	Banking	Services	Services	Managers	Totals
	(In millions)
Net interest income	$80.3	$6.0	$3.0	$(2.4)	$86.9
Provision for loan losses	(9.3)	(0.7)	—	—	(10.0)

Net interest income after provision	71.0	5.3	3.0	(2.4)	76.9
Total advisory fees:
Wealth Advisory Services	0.7	52.9	2.1	—	55.7
Corporate Client Services	0.4	—	25.6	—	26.0
Affiliate Money Managers	—	—	—	4.3	4.3

Advisory fees	1.1	52.9	27.7	4.3	86.0
Amortization of affiliate intangibles	—	(0.8)	(0.2)	(0.2)	(1.2)

Advisory fees after amortization of affiliate intangibles	1.1	52.1	27.5	4.1	84.8
Other noninterest income	16.8	0.8	0.4	—	18.0
Securities losses	—	—	—	—	—

Net interest and noninterest income	88.9	58.2	30.9	1.7	179.7
Noninterest expense	(41.5)	(50.8)	(23.2)	—	(115.5)

Segment profit before income taxes	47.4	7.4	7.7	1.7	64.2
Applicable income taxes and minority interest	16.9	2.7	2.5	0.7	22.8

Reported net income	$30.5	$4.7	$5.2	$1.0	$41.4

Depreciation and amortization	$3.1	$2.3	$1.3	$0.2	$6.9
Investment in equity method investees	—	—	—	215.4	215.4
Segment average assets	9,480.2	1,451.7	215.1	216.2	11,363.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
14. Accounting pronouncements
The recent accounting pronouncements listed in this Note may affect our financial condition and results of operations.
FSP FAS No. 132(revised)-1. In December 2008, FASB issued FSP FAS No. 132(revised)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS No. 132(revised)-1 amends SFAS 132(revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require more detailed disclosures about employers’ defined benefit plan and other postretirement plan assets, including employers’ investment policies and strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS No. 132(revised)-1 will not change the accounting for postretirement benefit plan assets. FSP FAS No. 132(revised)-1 will be effective for us for the fiscal year ending December 31, 2009.
FSP FAS 141(revised)-1. In April 2009, FASB issued FSP FAS 141(revised)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies.” FSP FAS 141(revised)-1 amends SFAS 141(revised), “Business Combinations,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the acquisition date if that fair value can be determined. If the fair value cannot be determined, the acquirer should follow the recognition criteria in SFAS 5, “Accounting for Contingencies,” and its related interpretations. FSP FAS 141(revised)-1 also amends SFAS 141(revised)’s disclosure requirements by requiring disclosure of the nature of the contingencies and the amounts recognized at the acquisition date and the measurement basis applied. FSP FAS 141(revised)-1 was effective upon issuance and will impact our accounting for business combinations on a prospective basis.
FSP FAS 157-4. In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Among other things, FSP FAS 157-4 states that, when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have decreased significantly when compared to normal market conditions. If the entity concludes that there has been a significant decrease in activity, the FSP indicates that a quoted price may not be indicative of an orderly transaction under current market conditions and may require significant adjustment or a change in valuation technique e.g., from a market-based approach to an income approach or to a combination of both. The FSP also states that an entity cannot conclude that a quoted market price is not orderly simply based on an observation that the volume and level of activity for the asset or liability has declined significantly. The entity must instead perform an analysis to determine whether the quoted price is representative of a transaction that is not orderly. The FSP provides guidance for entities when performing that analysis. The FSP also requires additional disclosures related to fair value in both interim and annual periods. FSP FAS 157-4 is effective for our quarter ending June 30, 2009. We do not expect its adoption to affect our financial statements materially.
FSP FAS 115-2 and FAS 124-2. In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 applies only to debt securities and, when determining that there is no OTTI, eliminates the previous requirement that an entity assert its intent and ability to hold an investment until its forecasted recovery. Instead, the entity will recognize OTTI when 1) the entity intends to sell the security, 2) it is more likely than not that it will be required to sell the security before recovery, or 3) it does not expect to recover the entire amortized cost basis of the security. Additionally, the FSP changes the presentation of OTTI in the income statement for securities that have a credit impairment component, by requiring that only the losses due to credit deterioration be recorded in earnings. All other amounts of OTTI are recorded in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for our quarter ending June 30, 2009. We are currently assessing the impact that the adoption of this standard will have on our financial statements.
FSP FAS 107-1 and APB 28-1. In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for financial instruments to interim periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes in the methods and significant assumptions from prior periods. FSP FAS 107-1 and APB 28-1 is effective for our quarter ending June 30, 2009. Its adoption will not affect our financial statements, but will impact the disclosures we make on an interim basis.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Regional Banking
Our Regional Banking activities are concentrated in the mid-Atlantic region of the United States. We define this area as the state of Delaware and the parts of Maryland, New Jersey, and Pennsylvania that are within approximately 150 miles of our Wilmington headquarters.
We target commercial banking services to middle-market business owners throughout the mid-Atlantic region. We define this market as businesses that are family-owned or closely held, with annual sales of up to $250 million. We serve this market with teams of wealth advisors and commercial bankers. Many of our commercial banking clients are also clients of our Wealth Advisory Services business.
Most of our commercial banking business comes from areas adjacent to the I-95 corridor between Princeton, New Jersey, and Baltimore, Maryland. Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
We focus our consumer lending, residential mortgage lending, and core deposit-gathering activities in the state of Delaware, where we have 48 branch offices.
We are the leading commercial and consumer bank in Delaware. According to the Federal Deposit Insurance Corporation’s 2008 Market Share Report and other regulatory reports, we had higher loan balances, higher core deposit balances, and more branch offices than any other full-service financial institution in Delaware.
We prefer to originate loans ourselves, rather than purchase loans from brokers or other banks. This helps ensure that our underwriting standards are applied consistently throughout the portfolio. In general, we do not pursue syndicated lending opportunities.
We consider average loan and deposit balances, rather than period-end balances, to be the better indicator of trends in the Regional Banking business, because average balances represent client activity over the longer term. This is especially true of core deposit balances, which can be skewed by large short-term deposits made by Corporate Client Services clients at the ends of reporting periods.
Most of the income from Regional Banking is net interest income. Regional Banking also generates noninterest income in the form of fees charged for loan and deposit services.
Corporate Client Services
The Corporate Client Services (CCS) business provides a variety of trustee, agency, investment management, and administrative services for institutional clients. We work with investment bankers and corporate tax, finance, and legal experts who:
•	Use capital markets financing structures.
•	Seek to establish and maintain legal residency (nexus) for special purpose entities in preferred jurisdictions.
•	Use independent trustees to hold retirement plan assets.
•	Need investment and cash management services.
Capital markets services help clients who use a wide variety of institutional financing structures and transactions. We offer a broad array of trustee and administrative services that support these transactions.
Entity management services help special purpose entities and captive insurance companies comply with nexus requirements in preferred jurisdictions. This includes providing corporate governance services and performing other activities that demonstrate an entity’s substance.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
We specialize in providing retirement services for unbundled retirement plans. Typically, qualified U.S. retirement plans involve an investment manager, a record keeper, and a trustee. When plan sponsors use a single provider to perform all three functions, their plans are considered “bundled.” When plan sponsors select separate, best-in-class providers for each function, their plans are “unbundled.” We work with leading record keepers and third-party administrators to market our retirement services.
Our institutional investment and cash management services help clients increase the returns on fixed income investments and residual cash. Community banks and clients who use construction fund, escrow agent, and other services may place large sums of cash with us for periods that range from as little as 24 hours to as long as several years.
Legal documents that govern each financing structure, entity, and trust specify the services each client wants us to provide. We do not:
•	Have credit risk exposure to large capital markets transactions.
•	Own the assets or entities for which we serve as trustee or administrator.
•	Record these assets on our balance sheet.
•	Consolidate these entities in our financial statements.
•	Issue, underwrite, set pricing, or establish valuations for the financing structures we support.
•	Take ownership positions in the structures we support.
•	Offer high-volume back-office processing services.
CCS has offices in Arizona, Delaware, Minnesota, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands (Jersey), Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg. At the end of 2008, CCS had clients in 88 countries.
Wealth Advisory Services
The Wealth Advisory Services (WAS) business helps individuals and families who have substantial wealth preserve and protect their wealth, minimize taxes, transfer wealth to future generations, support charitable endeavors, and manage their business affairs. We target clients who have liquid assets of $10 million or more.
WAS services include:
•	Asset management services. For our clients, managing investment risk is as important as increasing investment return. We help clients meet both objectives by emphasizing diversification, forward-looking asset allocation, tactical rebalancing, and a blend of active and passive funds. We provide objective advice by using a combination of third-party and in-house investment managers. We can structure investments in everything from limited partnerships to mutual funds, which means that all clients, regardless of account size, have access to our best thinking.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
•	Family office services that help clients identify, review, consolidate, and execute financial and life-style management needs. These services include planning, governance, cash flow management and budgeting, tax planning and compliance, risk assessment, insurance oversight, bill payment and payroll management services, and family security, among others. Family office clients may or may not also use our asset management services. We offer four areas of specialization in family office services:
•	Family office legal structures.

•	Strategies for clients with inherited wealth.

•	Compensation strategies for corporate executives.

•	Services for entertainment and sports industry professionals.
•	Fiduciary services. These services include trust, administrative, tax, philanthropic, and estate settlement services. We also provide financial planning, private banking, and custom lending services.
WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania. At the end of 2008, WAS had clients in all 50 states and 35 other countries.
Affiliate money managers
We have ownership positions in two investment management firms: Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM). CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. Revenue reported on our income statement from CRM and RCM is recorded net of their expenses and is based on our ownership position in each. For the purposes of business profitability and segment reporting, we combine results from CRM and RCM into one segment called “Affiliate Money Managers.” For more information about CRM and RCM, read Note 4, “Affiliates and acquisitions,” in our 2008 Annual Report to Shareholders. For more information about segment reporting, read Note 13, “Segment reporting,” in this report.
Legal entities and subsidiaries
We provide our services through various legal entities and subsidiaries that we own wholly or in part. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, “Nature of business,” in our 2008 Annual Report to Shareholders. There have been no changes to our legal entities or subsidiaries since December 31, 2008.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009
This report discusses:
•	Changes in our financial condition (balance sheet) since December 31, 2008. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of March 31, 2008, for historical reference.
•	The results of our operations (income statement) for the three months ended March 31, 2009, compared with the corresponding period in 2008. In some cases, we provide amounts for other periods to provide historical context.
EXECUTIVE SUMMARY
All of our businesses performed well in the 2009 first quarter, but we continued to battle the market interest rate environment, economic uncertainty, and financial market volatility. These conditions prevented the full extent of the success in each of our businesses from translating into higher earnings.
Net income for the quarter was $21.8 million and earnings were $0.25 per share (on a diluted basis). In comparison, the corresponding amounts for the year-ago first quarter were $41.4 million and $0.61 per share.
Advisory revenue increased 6% from the year-ago first quarter, with Corporate Client Services (CCS) revenue rising 52% due to retirement services acquisitions that were completed in 2008. This increase was offset by lower revenue from Wealth Advisory Services (WAS) and the affiliate money managers, as sharp volatility in the financial markets lowered asset valuations and the associated fees.
Loan balances were 7% higher than at the end of the 2008 first quarter, and essentially unchanged from year-end 2008, but market interest rates remained at historic lows, which compressed the net interest margin and reduced net interest income.
Noninterest expenses were 10% higher than for the 2008 first quarter, due to the retirement services acquisitions and other expansion initiatives completed in 2008. Noninterest expenses were 4% lower than for the 2008 fourth quarter, as incentives and bonus accruals were adjusted to reflect actual payments.
As clients waited for the financial markets to stabilize, core deposits increased significantly, reaching a record-high $6.46 billion at March 31, 2009. This was 20% higher than at March 31, 2008, and 8% higher than at December 31, 2008.
First quarter 2009 results included net securities gains of $7.6 million, as we deleveraged the investment securities portfolio.
Total assets at March 31, 2009, were $11.54 billion, down from $12.32 billion at year-end 2008, due mainly to the decrease in investment securities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Our capital position remained strong. All regulatory capital ratios were higher than for any quarter in 2008, and all continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. Our capital included $330.0 million of preferred stock sold to the U.S. Department of the Treasury under its Capital Purchase Program (CPP). We discuss this in more detail in the capital resources section of this report.
Given our desire to maintain our strong capital position throughout this period of economic uncertainty, our Board of Directors reduced our quarterly cash dividend by 50% on January 29, 2009. This brought the quarterly cash dividend to $0.1725 per common share. The Board declared a quarterly cash dividend of $0.1725 per common share on April 22, 2009.
CHANGES IN FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2009
The primary changes in our financial condition in the first three months of 2009 were:
•	A slight decrease in loan balances.
•	A significant decrease in the investment securities portfolio.
•	An increase in core deposits.
•	A slight increase in stockholders’ equity.
Assets
Total assets were $11,536.2 million, which was $782.7 million, or 6%, lower than at year-end 2008. Most of this decrease occurred in the investment securities portfolio. This decrease caused loans to account for a greater percentage of our total assets. At March 31, 2009, loans accounted for 82% of our total assets, compared with 78% at December 31, 2008.
Assets

(Dollars in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Loan balances	$9,408.7	$9,619.1	$8,797.4
Loans as a percentage of total assets	82%	78%	75%
Investment securities	$941.4	$1,393.3	$1,651.7
Investment securities as a percentage of total assets	8%	11%	14%

Total assets	$11,536.2	$12,318.9	$11,703.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Earning assets1

(Dollars in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Total earning assets	$10,467.5	$11,198.7	$10,717.4
Percentage in loans	90%	86%	82%
Percentage in investment securities	9%	12%	15%
Percentage in other earning assets	1%	2%	3%
Earning assets as a percentage of total assets	91%	91%	92%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.
Investment securities portfolio
We maintain an investment securities portfolio to generate cash flow, help manage interest rate risk, and provide collateral for deposits and other liabilities. Our policy, at the time of purchase, is to invest in securities that have investment-grade ratings of A or better from Standard & Poor’s or Moody’s Investors Service. We do not hold investment securities for trading purposes. There are no client funds in this portfolio.
Composition of investment securities portfolio

	At 3/31/09		At 12/31/08		At 3/31/08
		Percent of		Percent of		Percent of
(Dollars in millions)	Amount	portfolio	Amount	portfolio	Amount	portfolio

Collateralized mortgage obligations	$74.5	8%	$169.0	12%	$228.4	14%
Mortgage-backed securities	248.3	27	491.5	36	511.7	31
Corporate bonds
(trust-preferred securities)	160.3	17	160.2	12	279.8	17
U.S. government agency securities	365.6	40	463.5	34	473.9	29
U.S. Treasury securities	23.3	3	41.4	3	56.8	3
Preferred stock	15.1	2	17.1	1	43.3	3
Municipal bonds	6.7	1	6.9	1	7.3	—
Other securities	22.6	2	23.7	1	27.8	3

Total	$916.4	100%	$1,373.3	100%	$1,629.0	100%

Percentage invested in fixed income instruments		80%		94%		81%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
At March 31, 2009, investment securities portfolio balances totaled $916.4 million. This was $456.9 million, or 33%, less than at year-end 2008. Sales of mortgage-backed securities accounted for most of this decrease. We sold these securities in anticipation of significant pay downs as the mortgage refinancing market picks up, and because the amount of deposits that require securities as collateral was lower.
These sales generated securities gains of $12.3 million. These gains were offset by a $(0.2) million adjustment to a security and a $4.5 million write-down of other securities in the portfolio. We recorded these write-downs after declines in the estimated fair values of these securities, caused by continued stress in the financial markets, were determined to be other-than-temporary impairments (OTTI) under GAAP.
Approximately $3.9 million of the write-down was for mutual fund investments, which are recorded on the balance sheet in “Other securities.” One pooled trust-preferred security (TruPS) accounted for approximately $0.6 million of the write-down. This is in addition to the 14 TruPS that were determined to be OTTI as of December 31, 2008.
Our TruPS portfolio consists of 38 pooled and 9 single-issue securities, which are recorded on the balance sheet in “Other securities.” The pooled TruPS hold securities issued by banks, insurance companies, and other financial institutions. The single-issue TruPS are from money center and large regional banks.
Attrition in the portfolio, plus depressed TruPS valuations, caused the average life and duration to change. The negative duration at March 31, 2009, was caused by the lower TruPS valuations and historically low market interest rates. Excluding the TruPS, duration at March 31, 2009, would have been 1.26.
Average life in the investment securities portfolio

(in years)	At 3/31/09	At 12/31/08	At 3/31/08

Mortgage-backed instruments	2.38	2.45	2.95
Total portfolio	7.49	6.32	4.47
Duration in the investment securities portfolio

(in years)	At 3/31/09	At 12/31/08	At 3/31/08

Mortgage-backed instruments	1.54	1.37	2.90
Total portfolio	(2.06)	(0.93)	1.90

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Balances of mortgage-related instruments reflect our desire to manage mortgage-related interest rate risk in the investment securities portfolio rather than in the loan portfolio. For more information about this, read the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
Of the mortgage-backed securities in our portfolio at March 31, 2009:
•	All were issued by U.S. government-sponsored enterprises. As such, they carry an implied credit rating of AAA.
•	All had residential mortgages as the underlying collateral.
•	There were no subprime mortgages in the underlying collateral.
•	Almost all were invested in fixed rate instruments with terms of 15 years or less.
For more information about our TruPS portfolio, other investment securities, and their estimated fair values, read Note 5, “Fair value measurement of assets and liabilities,” and Note 10, “Investment securities,” in this report.
Liabilities and stockholders’ equity
Liabilities at March 31, 2009, were $10,199.6 million. This was 7% lower than at year-end 2008, as a $480.2 million increase in core deposit balances was more than offset by a $1,226.4 million decrease in national brokered certificates of deposit (national brokered CDs) and short-term borrowings.
The decrease in national brokered CDs and short-term borrowings correlated with the decrease in investment securities balances. Part of our funding strategy is to fund earning asset growth by augmenting core deposits with national brokered CDs and short-term borrowings. For more information about this, read the capital resources discussion in this report.
Liabilities and stockholders’ equity

(Dollars in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Core deposits	$6,463.7	$5,983.5	$5,389.5
Core deposits as a percentage of total liabilities	63%	54%	51%
National brokered CDs and short-term borrowings	$2,823.7	$4,050.1	$4,651.1
National brokered CDs and short-term borrowings as a percentage of total liabilities	28%	37%	44%

Total liabilities	$10,199.6	$10,984.8	$10,560.0
Wilmington Trust stockholders’ equity	$1,336.3	$1,333.9	$1,143.5
Noncontrolling interest	0.3	0.2	0.2

Total liabilities and stockholders’ equity	$11,536.2	$12,318.9	$11,703.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
For more information about stockholders’ equity, read the capital resources discussion in this report.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009
Net income was $21.8 million for the 2009 first quarter and earnings were $0.25 per common share (on a diluted basis). Both amounts were lower than for the year-ago first quarter, mainly because:
•	After declining throughout 2008, market interest rates remained at historic lows. The resulting compression in our net interest margin offset 7% year-over-year growth in loan balances and reduced net interest income.
•	Sharp volatility in the financial markets masked the extent of new WAS business development.
•	Inactivity in the capital markets minimized the growth in CCS revenue.
As noted earlier, first quarter 2009 results included securities gains of $12.3 million, a security adjustment of $(0.2) million, and securities write-downs of $4.5 million, for net securities gains of $7.6 million. Excluding these securities gains and write-downs, net income for the 2009 first quarter would have been $17.2 million and earnings would have been $0.18 per common share on a diluted basis.
We reported a loss of $68.5 million for the 2008 fourth quarter due to an OTTI impairment of $98.4 million and an increase in the provision for loan losses. Excluding the OTTI impairment, net loss for the 2008 fourth quarter would have been $9.5 million and per-share loss would have been $0.15. We believe that our operating results for the 2008 fourth quarter (those that exclude the OTTI impairment) provide a more relevant measure of ongoing business trends and a better basis of comparison with prior periods and are comparative to the 2009 first quarter results excluding the securities gains and write-downs noted above.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Common shares outstanding

(in thousands)	2009 Q1	2008 Q4	2008 Q1

Average shares outstanding (diluted)	68,945	68,342	67,311
The year-over-year increase in shares outstanding, on average, reflected the at-the-market offering of our common stock that was in place between September 22, 2008, and January 29, 2009. We issued 1.7 million shares of our common stock under this program. For more information about this program, read Note 16, “Capital,” in our 2008 Annual Report to Shareholders.
As the market interest rate environment compressed the net interest margin, noninterest income (after amortization) increased as a percentage of total net interest and noninterest income for the 2009 first quarter, to 69%. The 2008 fourth quarter noninterest income (after amortization) is lower due to the OTTI write-down.
As a percentage of total net interest and noninterest income

	2009 Q1	2008 Q4	2008 Q3

Net interest income (after the provision for loan losses)	31%	76%	43%
Noninterest income (after amortization)	69%	24%	57%
Profitability was lower than for the year-ago first quarter, mainly due to costs associated with the retirement services acquisitions and other expansion initiatives we completed in the second, third, and fourth quarters of 2008.
Operating efficiency and profit margin1

	2009 Q1	2008 Q4	2008 Q1

Efficiency ratio	66.74%	65.18%	60.63%
Profit margin	33.26%	34.82%	39.37%

1 The efficiency ratio is the inverse of the profit margin.
We discuss each of our businesses and other factors in our financial performance in greater detail in the following pages of this report.
THE REGIONAL BANKING BUSINESS
The Regional Banking business continued to benefit from the well-diversified economy in the mid-Atlantic region, which has not experienced the level of economic downturn seen in some other parts of the United States. The mid-Atlantic economy is broadly diversified among the life sciences, financial services, pharmaceutical, health care, education, construction, manufacturing, retail, agriculture, military, and tourism industry sectors. Historically, this diversification has provided a degree of economic stability and helped the region withstand the effects of a downturn in any single sector.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
In the 2009 first quarter, the economic environment in the region was more stable than in the 2008 fourth quarter, but conditions remained fragile. In this environment, loan balances decreased somewhat, core deposit balances rose 8%, and credit quality metrics were mixed. We discuss credit quality in more detail in the credit risk section of this report.
Economic conditions in the mid-Atlantic region
Unemployment rates increased for all states within the Regional Banking geographic footprint, but remained below the U.S. average.
Unemployment rates

	At 3/31/09	At 12/31/08	At 3/31/08

Delaware	7.7%	6.2%	3.8%
Maryland	6.9%	5.4%	3.8%
New Jersey	8.3%	7.1%	4.8%
Pennsylvania	7.8%	6.7%	4.9%
United States	8.5%	7.2%	5.1%
Source: Federal Reserve Bank of Philadelphia/U.S. Bureau of Labor Statistics
Loans
Total loans decreased 2% during the first three months of 2009, mainly due to:
•	Several large repayments in the commercial portfolio.
•	Repayments of, and less demand for, consumer loans.
Loan balances at period-end

(in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Commercial loans	$6,673.9	$6,760.3	$6,057.9
Retail loans:
Consumer loans	1,636.6	1,732.9	1,679.5
Residential mortgage loans	574.6	571.2	559.6
Loans secured with investments	523.6	554.7	500.4

Total loans outstanding	$9,408.7	$9,619.1	$8,797.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Loans secured with investments are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.
Loan balances on average

(in millions)	2009 Q1	2008 Q4	2008 Q1

Total loans outstanding	$9,518.7	$9,611.2	$8,636.8
For more detail on average loan balances, see the quarterly analysis of net interest income in this report.
Total loans outstanding by geographic market

	At 3/31/09		At 12/31/08		At 3/31/08
Period-end loan balances		As a % of		As a % of		As a % of
(Dollars in millions)	Amount	total loans	Amount	total loans	Amount	total loans

Delaware market loans	$5,021.1	53%	$5,162.8	54%	$4,932.1	56%
Pennsylvania market loans	$2,207.0	24%	$2,232.5	23%	$2,041.8	23%
Maryland market loans	$965.2	10%	$966.9	10%	$850.8	10%
New Jersey market loans	$699.1	7%	$694.5	7%	$505.1	6%
Other market loans	$516.3	6%	$562.4	6%	$467.6	5%
On a percentage basis, the composition of the loan portfolio was relatively unchanged.
Loan portfolio composition

Period-end balances	At 3/31/09	At 12/31/08	At 3/31/08

Commercial, financial, and agricultural (C&I) loans	29%	31%	30%
Commercial real estate/construction loans	21%	20%	21%
Commercial mortgage loans	21%	19%	18%
Residential mortgage loans	6%	6%	6%
Consumer loans	17%	18%	19%
Loans secured with investments	6%	6%	6%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Commercial lending
Total commercial loan balances decreased slightly during the first three months of 2009, as declines in commercial, financial, and agricultural (C&I) loans offset increases in commercial construction and commercial mortgage loan balances. The decline in C&I balances reflected client reticence amid uncertain economic conditions.
Commercial loans

Period-end loan balances (in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Commercial, financial, and agricultural loans	$2,770.2	$2,966.3	$2,654.4
Commercial real estate/construction loans	1,960.9	1,923.8	1,809.7
Commercial mortgage loans	1,942.8	1,870.2	1,593.8

Total commercial mortgage loans	$6,673.9	$6,760.3	$6,057.9
Commercial loans outstanding by geographic market

	At 3/31/09		At 12/31/08		At 3/31/08
Period-end loan balances		As a % of		As a % of		As a % of
(Dollars in millions)	Amount	total loans	Amount	total loans	Amount	total loans

Delaware market loans	$3,622.8	54%	$3,708.0	55%	$3,475.4	57%
Pennsylvania market loans	$1,742.7	26%	$1,749.2	26%	$1,619.0	27%
Maryland market loans	$657.1	10%	$632.3	9%	$527.9	9%
New Jersey market loans	$501.9	8%	$490.6	7%	$337.0	6%
Other market loans	$149.4	2%	$180.3	3%	$98.6	1%
On an individual basis, commercial loan amounts reflected the needs of our target commercial banking client: owners of closely held businesses. At March 31, 2009:
•	Approximately 74% of total commercial loans were for amounts of $10 million or less.
•	The mix of loan sizes was relatively unchanged from prior periods.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Commercial loans by loan size

Commercial loans	At 3/31/09	At 12/31/08	At 3/31/08

Less than $250,000	3%	3%	3%
$250,000 to $1 million	10%	10%	11%
$1 million to $5 million	38%	36%	37%
$5 million to $10 million	23%	23%	23%
$10 million to $20 million	18%	18%	19%
More than $20 million	8%	10%	7%
Commercial construction lending
Commercial construction balances increased 2% during the first three months of 2009. Approximately one-third of this increase was for the refinancing of a successful strip shopping center in northern Delaware. Most of the rest was for land acquisition and development, primarily for residential projects in Delaware and southeastern Pennsylvania.
Shifts in the types of projects in the commercial construction portfolio reflected demand for retail and professional offices to support the increase in residential building in recent years, as well as Delaware’s population growth.
Commercial construction loan portfolio

	At 3/31/09	At 12/31/08	At 3/31/08

Project type:
Residential real estate construction	49%	54%	53%
Land development	22%	21%	21%
Retail and office	17%	15%	13%
Owner-occupied	2%	2%	5%
Multi-family	3%	2%	2%
Other	7%	6%	6%

Geographic location:
Delaware	60%	60%	61%
Pennsylvania	23%	23%	25%
Maryland	6%	6%	6%
New Jersey	8%	7%	5%
Other	3%	4%	3%
Our exposure to the commercial real estate industry is limited to the mid-Atlantic region, which has experienced much less real estate market erosion than many other parts of the United States. We make construction and commercial mortgage loans to clients based in this region whose projects are located within this region. We lend to clients with well-established businesses that are family-owned or closely held. We do not lend to large, national homebuilders. Most of the loans in our commercial construction portfolio are for single-family residential developments in Delaware and southeastern Pennsylvania. We do very little condominium construction or conversion financing.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
We have a high degree of confidence in our construction loan underwriting standards, which we apply consistently. In addition to the collateral provided by the project itself, we generally obtain personal guarantees from borrowers.
Commercial construction loan underwriting standards

Maximum term:	Two years on unimproved land
Three years on land development

Target loan size:	$1 million to $10 million

Maximum loan-to-value requirements:	65% on unimproved land
75% on land development
80% on residential construction and income producing properties

Construction limits on residential projects:	Pre-sold inventory plus a maximum of:
• 6 unsold single-family homes or
• 10 unsold townhomes
Commercial mortgage lending
Commercial mortgage balances increased 4% during the first three months of 2009. This growth continued to reflect how changes in the credit markets have eliminated the competitive advantages formerly held by specialty mortgage lenders. As changes in the credit markets have made our terms more comparable with those offered by the specialty lenders, more of our commercial construction clients have opted to remain with us for their permanent financing. Most of the commercial mortgage loans added in the first three months of 2009 were for owner-occupied retail and office properties in Delaware.
Consumer lending
Consumer loan balances decreased in the first three months of 2009, mainly because indirect lending volumes declined. Most of our indirect lending is for automobile loans made through automobile dealers in the mid-Atlantic region. As these balances run off, we have elected to redeploy funds available for lending to commercial and consumer borrowers with whom we can establish and strengthen long-term relationships. Indirect automobile loans are typically more transaction-driven than relationship-driven.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Consumer loans

Period-end loan balances (in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Home equity	$566.8	$565.4	$498.3
Indirect	823.2	891.5	868.9
Credit card	62.9	67.8	65.7
Other consumer	183.7	208.2	246.6

Total consumer loans	$1,636.6	$1,732.9	$1,679.5
Most of our consumer loans continued to be associated with clients in Delaware, which is where we have chosen to concentrate our consumer banking activity.
Consumer loans by geographic market

	At 3/31/09		At 12/31/08		At 3/31/08
Period-end loan balances		As a % of		As a % of		As a % of
(Dollars in millions)	Amount	total loans	Amount	total loans	Amount	total loans

Delaware market loans	$871.5	53%	$913.6	53%	$929.8	55%
Pennsylvania market loans	$294.9	18%	$303.9	18%	$256.0	15%
Maryland market loans	$254.8	16%	$271.8	16%	$260.4	16%
New Jersey market loans	$143.3	9%	$150.9	9%	$129.7	8%
Other market loans	$72.1	4%	$92.7	4%	$103.6	6%
Residential mortgage lending
We are among the leading residential mortgage originators in Delaware, but changes in our origination volumes may not correspond directly with changes in residential mortgage balances, because:
•	We sell most of the fixed rate residential mortgages we originate into the secondary market, instead of retaining them in our loan portfolio. This ongoing practice is part of our interest rate risk management strategy, on which there is more detail in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
•	We do not include the Community Reinvestment Act mortgages we purchase in our origination volumes.
Residential mortgage activity spiked in the 2009 first quarter, due to favorable rates and the U.S. government’s incentive for first-time home buyers.
Residential mortgage originations

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Residential mortgage originations (dollar amount)	$102.3	$40.5	$43.3
Residential mortgage originations (number of loans)	457	169	194

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Although our originations increased significantly, residential mortgage balances were relatively unchanged, due to our practice of selling most newly originated fixed rate residential mortgages into the secondary market. We do not engage in subprime residential mortgage lending.
Residential mortgage balances

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Residential mortgage balances (at period-end)	$574.6	$571.2	$559.6
Percent of residential mortgages at fixed rates	97%	84%	77%
Originations in the 2009 first quarter showed that, as the residential real estate market slowed in Delaware, demand for refinancing was higher than for initial mortgages.
Originations by type

Residential mortgage originations	2009 Q1	2008 Q4	2008 FY

Percentage for home purchases	15%	56%	48%
Percentage for refinancings	85%	44%	52%
At March 31, 2009, our residential mortgage delinquency rate was 5.67%, compared with 5.62% at year-end 2008. According to the Mortgage Bankers Association, the U.S. delinquency rate at year-end 2008 (the most recent data available) was 7.88%.
Deposits
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Changes in core deposit balances primarily reflect trends in the Regional Banking business.
•	National brokered CDs are deposits gathered through various broker networks. The end depositor can be an individual, a mutual fund, or other financial institution. Currently, the majority of these deposits have individuals as the end depositor. They are not associated with client activity, and they are not indicative of trends in the Regional Banking business.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
For more information about our use of national brokered CDs, read the net interest margin, liquidity and funding, and interest rate risk management discussions in this report.
Core deposit balances increased 20% over the 2008 first quarter and 8% over the 2008 fourth quarter, illustrating client demand for the safety of insured funds amid economic uncertainty and financial market volatility.
Core deposits

Period-end deposit balances (dollars in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Noninterest bearing demand deposits	$1,214.8	$1,231.7	$778.6
Savings deposits	929.8	815.7	780.2
Interest-bearing demand deposits	3,028.5	2,632.9	2,502.6
CDs < $100,000	1,110.3	1,072.5	1,012.0
Local CDs ≥ $100,000	180.3	230.7	316.1

Total core deposits	$6,463.7	$5,983.5	$5,389.5
Percent from Delaware clients	80%	85%	85%
Percent from Pennsylvania clients	8%	3%	5%
Percent from Maryland clients	11%	9%	10%
Percent from New Jersey clients	—%	1%	—%
Percent from clients in other markets	1%	2%	—%
We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.
Declines in local CD balances reflected client preference for savings instruments with more flexible terms.
Local CDs ≥ $100,000 by client category (average balances)

	2009 Q1	2008 Q4	2008 Q1

Consumer banking clients	56%	50%	60%
DE commercial banking clients	15%	12%	9%
PA commercial banking clients	7%	10%	10%
WAS clients	5%	9%	11%
CCS clients	0%	0%	0%
Other clients	17%	19%	10%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Generally, we consider average core deposit balances to be a better indicator of trends in the Regional Banking business than period-end core deposits. This is because CCS clients may deposit large sums of cash near the ends of financial reporting periods. These deposits are typically noninterest-bearing demand deposits.
Core deposit balances on average

(in millions)	2009 Q1	2008 Q4	2008 Q1

Total core deposits	$5,907.2	$5,527.4	$5,160.7
For more detail on average deposit balances, see the quarterly analysis of net interest income in this report.
Other Regional Banking information

ATMs	At 3/31/09	At 12/31/08	At 3/31/08

ATMs in Delaware	213	214	212
Total ATMs	257	258	258
Regional Banking profitability
Compared to the year-ago first quarter, Regional Banking’s profitability declined slightly because net interest income was lower and the provision for loan losses was higher.
Regional Banking profitability

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Segment operating net income/(loss)	$19.1	$(4.6)	$30.5
Efficiency ratio[1]	43.40%	42.89%	41.92%
Profit margin	56.60%	57.11%	58.08%

[1]	The efficiency ratio is the inverse of the profit margin.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Compared to many similar banks, Regional Banking’s efficiency ratio is lower and its profit margin is higher, mainly because we do not have the expense associated with a large-scale branch network office outside of Delaware.
For more information about Regional Banking’s profitability, read Note 13, “Segment reporting,” in this report.
NET INTEREST INCOME
Net interest income for the 2009 first quarter was affected negatively by the declines in market interest rates that occurred throughout 2008. These declines compressed our net interest margin and reduced our net interest income.
Net interest income (before the provision for loan losses) was 10% lower than for the 2008 first quarter, and 17% lower than for the 2008 fourth quarter.
Net interest income

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Interest income	$117.1	$147.1	$162.4
Interest expense	38.6	52.5	75.5

Net interest income	$78.5	$94.6	$86.9
Percent generated by Regional Banking	92%	93%	92%
Most of our net interest income comes from the Regional Banking business and our funding activities. We attribute portions of net interest income to the WAS and CCS businesses, because they have clients who use our banking services. For more information about how we allocate net interest income among our businesses, read Note 13, “Segment reporting,” in this report.
NET INTEREST MARGIN
The net interest margin was 2.91%, compared with 3.37% for the 2008 first quarter and 3.34% for the 2008 fourth quarter.
Net interest margin

	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1

Quarterly net interest margin (not annualized)	2.91%	3.34%	3.25%	3.17%	3.37%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
The margin compression reflected the effects of market interest rate declines throughout 2008, especially in the fourth quarter, when the Federal Open Market Committee (FOMC) reduced short-term rates from 2.00% to a range of 0.00% to 0.25%.
Target federal funds rate changes

At period end	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1

Federal funds target rate	0.00% - 0.25%	0.00% - 0.25%	2.00%	2.00%	2.25%
Due to our asset-sensitive interest rate risk position, when market interest rates change, our floating rate assets reprice more quickly than our floating rate liabilities. The pricing adjusts on most of our floating rate loans within 30 to 45 days of a rate change. In comparison, it typically takes 90 to 120 days for the corresponding adjustments in price to occur on our floating rate liabilities. For more information about this, read the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
The disparity between the changes in yields on earning assets and the changes in the cost of funds illustrates how the magnitude of the FOMC rate cuts, and the rapid pace at which they occurred, created margin compression. Declines in the yields in earning assets were far more severe than the corresponding declines in the cost of funds.
Changes in yields and rates (in basis points)

	2009 Q1 vs. 2008 Q4	2009 Q1 vs. 2008 Q1

Change in yield on total earnings assets	(84) bps	(193) bps
Change in rate on total funds to support earning assets	(41) bps	(147) bps
As market interest rates fell to historic lows at the end of 2008 and remained there in the first quarter of 2009, we held our prime lending rate at 4.00%. At March 31, 2009, 55% of our commercial floating rate loans were priced at our prime rate.
Wilmington Trust prime lending rate

	2009 Q1	2008 Q4	2008 Q1

Prime lending rate (period end)	4.00%	4.00%	5.25%
Prime lending rate (on average)	4.00%	4.25%	6.27%
Assuming there are no changes in market interest rates, we expect our net interest margin to be in the 3.00% range throughout 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2009 First Quarter			2008 First Quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)
Earning assets
Interest-bearing deposits in other banks	$99.3	$0.1	0.54%	$3.4	$—	6.33%
Federal funds sold and securities purchased under agreements to resell	31.5	0.2	2.59	35.1	0.3	3.15

Total short-term investments	130.8	0.3	1.03	38.5	0.3	3.43

U.S. Treasury	37.3	0.1	1.52	60.0	0.6	4.04
Government agencies	422.0	3.6	3.48	542.7	6.6	4.92
Obligations of state and political subdivisions	6.6	0.1	8.82	14.2	0.3	7.16
Preferred stock	20.6	0.5	9.61	54.2	1.1	7.87
Mortgage-backed securities	589.4	6.7	4.58	736.8	8.1	4.44
Other securities	252.4	3.0	4.79	362.4	5.1	5.64

Total investment securities	1,328.3	14.0	4.28	1,770.3	21.8	4.95

FHLB and FRB stock, at cost	20.2	0.1	1.66	22.4	0.3	5.38

Commercial, financial, and agricultural	2,853.4	30.0	4.27	2,602.1	43.0	6.64
Real estate — construction	1,950.7	17.6	3.67	1,804.9	29.3	6.53
Mortgage — commercial	1,911.6	20.9	4.43	1,528.2	25.5	6.72

Total commercial loans	6,715.7	68.5	4.14	5,935.2	97.8	6.63

Mortgage — residential	573.8	8.0	5.64	562.8	8.1	5.82
Consumer loans	1,686.4	23.6	5.67	1,653.1	28.5	6.92
Loans secured with liquid collateral	542.8	3.1	2.30	485.7	6.4	5.27

Total retail loans	2,803.0	34.7	5.01	2,701.6	43.0	6.40

Total loans net of unearned income	9,518.7	103.2	4.40	8,636.8	140.8	6.56

Total earning assets at historical cost	$10,998.0	$117.6	4.34%	$10,468.0	$163.2	6.27%

Fair value adjustment on investment securities available for sale	(53.7)			(24.4)

Total earning assets	$10,944.3			$10,443.6

	2009 First Quarter			2008 First Quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)
Funds supporting earning assets Savings	$895.2	$3.7	1.68%	$714.8	$4.7	2.65%
Interest-bearing demand	2,813.7	2.7	0.39	2,368.2	6.2	1.05
Certificates under $100,000	1,099.8	8.2	3.05	1,016.0	10.5	4.18
Local certificates $100,000 and over	209.0	1.5	2.84	335.3	3.7	4.44

Total core interest-bearing deposits	5,017.7	16.1	1.30	4,434.3	25.1	2.28
National brokered certificates	2,017.8	12.6	2.54	2,770.5	30.6	4.44

Total interest-bearing deposits	7,035.5	28.7	1.66	7,204.8	55.7	3.11

Federal funds purchased and securities sold under agreements to repurchase	1,938.9	1.5	0.30	1,625.6	13.1	3.24
U.S. Treasury demand deposits	6.8	—	—	12.8	0.1	3.04
Line of credit and other debt	3.2	—	3.52	136.3	2.4	7.07

Total short-term borrowings	1,948.9	1.5	0.31	1,774.7	15.6	3.53

Long-term debt	469.0	8.4	7.23	268.2	4.2	6.29

Total interest-bearing liabilities	9,453.4	38.6	1.66	9,247.7	75.5	3.28

Other noninterest funds	1,544.6	—	—	1,220.3	—	—

Total funds used to support earning assets	$10,998.0	$38.6	1.43%	$10,468.0	$75.5	2.90%

Net interest income/margin		79.0	2.91%		87.7	3.37%
Tax-equivalent adjustment		(0.5)			(0.8)

Net interest income		$78.5			$86.9

     In order to ensure the comparability of yields and rates and their impact on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the Three Months Ended
	March 31,
	2009/2008
	Increase/(Decrease) Due to
	Change in
	Volume [2]	Rate [3]	Total
		(in millions)
Interest income:
Interest-bearing deposits in other banks	$1.5	$(1.4)	$0.1
Federal funds sold and securities purchased under agreements to resell	—	(0.1)	(0.1)

Total short-term investments	1.5	(1.5)	—

U.S. Treasury securities	(0.2)	(0.3)	(0.5)
Government agency securities	(1.5)	(1.5)	(3.0)
State and municipal securities *	(0.1)	(0.1)	(0.2)
Preferred stock *	(0.7)	0.1	(0.6)
Mortgage-backed securities	(1.6)	0.2	(1.4)
Other securities *	(1.5)	(0.6)	(2.1)

Total investment securities	(5.6)	(2.2)	(7.8)

FHLB & FRB stock, at cost[1]	—	(0.2)	(0.2)

Commercial, financial, and agricultural *	4.1	(17.1)	(13.0)
Real estate — construction	2.3	(14.0)	(11.7)
Commercial mortgage *	6.4	(11.0)	(4.6)

Total commercial loans	12.8	(42.1)	(29.3)

Residential mortgage	0.2	(0.3)	(0.1)
Consumer loans	0.6	(5.5)	(4.9)
Loans secured with investments	0.7	(4.0)	(3.3)

Total retail loans	1.5	(9.8)	(8.3)

Total loans net of unearned income	14.3	(51.9)	(37.6)

Total interest income	$10.2	$(55.8)	$(45.6)

Interest expense:
Savings deposits	$1.2	$(2.2)	$(1.0)
Interest-bearing demand deposits	1.2	(4.7)	(3.5)
Certificates under $100,000	0.9	(3.2)	(2.3)
Local certificates $100,000 and over	(1.4)	(0.8)	(2.2)

Total core interest-bearing deposits	1.9	(10.9)	(9.0)

National brokered certificates	(8.2)	(9.8)	(18.0)

Total interest-bearing deposits	(6.3)	(20.7)	(27.0)

Federal funds purchased and securities sold under agreements to repurchase	2.5	(14.1)	(11.6)
U.S. Treasury demand deposits	—	(0.1)	(0.1)
Line of credit and other debt	(2.3)	(0.1)	(2.4)

Total short-term borrowings	0.2	(14.3)	(14.1)
Long-term debt	3.1	1.1	4.2

Total interest expense	$(3.0)	$(33.9)	$(36.9)

Changes in net interest income	$13.2	$(21.9)	$(8.7)

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

[1]	Federal Home Loan Bank and Federal Reserve Bank stock

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
NONINTEREST INCOME
The CCS and WAS businesses continued to account for the majority of noninterest income, and noninterest income continued to increase as a percentage of total net interest and noninterest income. This was mainly because:
•	Compression in the net interest margin reduced net interest income.
•	The CCS and WAS businesses have a broader geographic scope and more opportunities to grow revenue at a faster pace than the Regional Banking business.
Total noninterest income was 8% higher than for the year-ago first quarter. Factors in this increase were:
•	A 52% increase in CCS revenue, which was offset by lower revenue from WAS and the affiliate money managers.
•	Net securities gains of $7.6 million.

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Advisory revenue:
WAS revenue	$49.7	$54.0	$55.7
CCS revenue	39.4	39.7	26.0
Affiliate money manager revenue	2.2	2.8	4.3

Total advisory revenue	$91.3	$96.5	$86.0
Amortization of affiliate intangibles	(2.3)	(2.3)	(1.2)

Total advisory revenue after amortization of affiliate intangibles	$89.0	$94.2	$84.8
Service charges on deposit accounts	7.9	7.3	7.6
Other noninterest income	6.2	5.5	10.4
Securities gains/(losses)	7.6	(98.4)	—

Total noninterest income	$110.7	$8.6	$102.8
Noninterest income accounted for 69% of total 2009 first quarter revenue (after amortization and the provision for loan losses), compared with 57% for the year-ago first quarter.
THE CORPORATE CLIENT SERVICES BUSINESS
We report Corporate Client Services (CCS) revenue in four categories:
1.	Capital markets revenue. These fees are based on the complexity of trust and administrative services we provide, not on asset valuations. We perform most of these services under multiyear contracts.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
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
CCS in the first three months of 2009
CCS revenue was 52% higher than for the 2008 first quarter, and slightly less than for the 2008 fourth quarter. Retirement services revenue accounted for almost all of the year-over-year increase.
Corporate Client Services revenue

(in millions)	2009 Q1	2008 Q4	2008 Q1

Capital markets services	$11.5	$12.6	$11.6
Entity management services	7.9	8.2	7.9
Retirement services	16.1	15.4	3.2
Institutional investment/cash management services	3.9	3.5	3.3

Total Corporate Client Services revenue	$39.4	$39.7	$26.0
Revenue from CCS capital markets services was $11.5 million, slightly less than for the year-ago first quarter, and 9% less than for the 2008 fourth quarter. CCS continued to win new capital markets business in the first quarter of 2009, especially in corporate default, collateral agent, and loan administration services, but these positives were offset by lower demand for traditional capital markets and structured finance transactions.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Entity management revenue was $7.9 million, the same as for the year-ago first quarter, and 4% less than for the 2008 fourth quarter. New securitization and loan administration business was developed in Europe, but this was offset by reduced demand in the United States for holding company services.
Retirement services revenue quintupled from the year-ago first quarter, to $16.1 million, and rose 5% from the 2008 fourth quarter. These increases resulted from acquisitions completed in April and October 2008, which significantly increased the capacity of the retirement services business.
Revenue from institutional investment and cash management services was $3.9 million, up 18% from the 2008 first quarter and 11% from the 2008 fourth quarter. CCS continued to win additional investment management mandates, primarily from retirement services clients, as well as additional short-term cash management business associated with capital markets transactions. Fees tied to U.S. investment-grade fixed income securities accounted for approximately 39% of institutional investment and cash management revenue for the first three months of 2009. The remainder was based on money market fund balances.
Corporate Client Services profitability
Compared to the year-ago first quarter, CCS profitability declined, as the year-ago first quarter did not reflect any of the expense associated with the retirement services acquisitions.
Corporate Client Services profitability

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Segment operating net income/(loss)	$3.9	$(3.7)	$5.2
Efficiency ratio[1]	90.48%	98.01%	75.08%
Profit margin	9.52%	1.99%	24.92%

1 The efficiency ratio is the inverse of the profit margin.
For more information about CCS profitability, read Note 13, “Segment reporting,” in this report.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
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
2.	Planning and other services revenue. This revenue is from family office, financial planning, estate settlement, tax, and other services. Fees for these services are based on the level and complexity of the services we provide, not on the valuations of the assets we manage or hold in custody. In some cases, these fees are based on the client’s annual income. These fees can vary widely in amount, and portions may be nonrecurring. Because these fees reflect client demand at any given point in time, it is not unusual for them to fluctuate up or down from period to period.
3.	Mutual fund revenue. This revenue is tied primarily to money market mutual fund and cash balances and, therefore, does not reflect equity market movements.
WAS in the first three months of 2009
WAS revenue was lower than for the 2008 first and fourth quarters, as declines in fees tied to asset valuations offset new business development.
Wealth Advisory Services revenue

(in millions)	2009 Q1	2008 Q4	2008 Q1

Trust and investment advisory revenue	$31.3	$33.4	$39.2
Planning and other services revenue	10.9	13.0	10.1
Mutual fund fees	7.5	7.6	6.4

Total Wealth Advisory Services revenue	$49.7	$54.0	$55.7
Revenue from trust and investment advisory services was $31.3 million, lower than for the 2008 first and fourth quarters. WAS continued to add trust and investment advisory business, but these advances were offset by sharp volatility in the financial markets, which reduced the valuations of client assets.
A comparison with the Standard & Poor’s 500 Index shows the strength of this business:

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
•	Year over year, trust and investment advisory revenue decreased 20%, while the corresponding decline in the S&P 500 was 40%.
•	For the first three months of 2009, trust and investment advisory revenue decreased 6%, while the corresponding decline in the S&P 500 was 12%.
We regard the S&P 500 as a good proxy for the mix of equity assets in client portfolios.
Revenue from WAS planning and other services, which includes revenue from family office services, was $10.9 million. This was 8% higher than for the year-ago first quarter, but 16% lower than for the 2008 fourth quarter, due to a decrease in trading transactions after asset allocations in client portfolios were rebalanced at the end of 2008.
Mutual fund fees were $7.5 million. This was 17% higher than for the 2008 first quarter, and slightly less than for the 2008 fourth quarter. The year-over-year change reflected increased demand for fixed income mutual fund investments as 2008 progressed. In the first three months of 2009, demand for market-based investments waned, causing the linked-quarter decrease.
Wealth Advisory Services profitability
Compared to the year-ago first quarter, WAS efficiency and profitability improved, mainly because incentives and bonus expense was lower.
Wealth Advisory Services profitability

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Segment operating net income/(loss)	$2.6	$(1.2)	$4.7
Efficiency ratio[1]	83.99%	83.08%	86.25%
Profit margin	16.01%	16.92%	13.75%

[1]	The efficiency ratio is the inverse of the profit margin.
For more information about WAS profitability, read Note 13, “Segment reporting,” in this report.
ASSETS UNDER MANAGEMENT AND ADMINISTRATION
We report two types of client assets:
1.	Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of the clients who use our asset management services are WAS clients.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
2.	Assets under administration (AUA). These are assets we hold in custody or for which we serve as fiduciary on behalf of clients. Most of these assets are from CCS retirement services clients.
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
We believe that changes in revenue, rather than changes in AUM or AUA, are better indicators of trends in the WAS and CCS businesses because:
•	Asset management is only one of the wealth management services we offer, and only a portion of WAS revenue–trust and investment advisory revenue–is based on asset valuations.
•	WAS and CCS revenue may include fees for direction trust services, but direction trust assets are not included in our AUM or AUA amounts. Direction trusts, which are permitted in Delaware, allow clients to have their assets and fiduciary matters managed separately by different providers. Trust laws in many other states do not permit direction trusts.
•	In the CCS business, except for revenue from institutional investment and cash management services, the majority of revenue is generated on a fee-for-service basis regardless of the value of any associated asset.
•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.
At March 31, 2009, total client assets at Wilmington Trust were higher than at March 31, 2008, mainly because AUA increased due to the CCS retirement services acquisitions completed in April and October of 2008.
Client assets at Wilmington Trust1

(in billions)	At 3/31/09	At 12/31/08	At 3/31/08

Assets under management	$34.2	$36.6	$35.0
Assets under administration	91.1	94.4	85.7

Total client assets at Wilmington Trust	$125.3	$131.0	$120.7

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
AUM at Wilmington Trust were lower than for the prior periods shown in the tables above and below primarily because financial market volatility reduced the valuations of assets in WAS client accounts.
Assets under management by business line1

	At 3/31/09		At 12/31/08		At 3/31/08
(in billions)	Amount	Percent	Amount	Percent	Amount	Percent

WAS	$24.4	71%	$26.8	73%	$31.2	89%
CCS	9.8	29%	9.8	27%	3.8	11%

Total Wilmington Trust AUM	$34.2		$36.6		$35.0

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.
Changes in the investment mix of Wilmington Trust’s AUM reflected shifts in asset allocation strategies due to extreme volatility in the equity markets.
Investment mix of Wilmington Trust managed assets1

	At 3/31/09	At 12/31/08	At 3/31/08

Equities	34%	38%	45%
Fixed income	36%	33%	23%
Cash and cash equivalents	19%	18%	18%
Other assets	11%	11%	14%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York; and

•	Roxbury Capital Management (RCM), a growth-style manager based in Santa Monica, California.
CRM and RCM are not part of our WAS business. We affiliated with CRM and RCM in 1998 to gain expertise in stylized investment management, and to help us establish offices in New York and southern California. We subsequently adopted an investment

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
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
Affiliate money manager revenue

(in millions)	2009 Q1	2008 Q4	2008 Q1

Total revenue from affiliate money managers (net of expenses)	$2.2	$2.8	$4.3
For more information about our investments in CRM and RCM, read the rest of this affiliate money managers discussion, Note 5, “Fair value measurement of assets and liabilities,” in this report, and Notes 4, 10, and 23 in our 2008 Annual Report to Shareholders.
Cramer Rosenthal McGlynn (CRM)
Revenue from, and AUM at, CRM were lower than for the prior periods shown in the tables below, mainly because:
•	Business inflows remained solid, but equity market volatility reduced the market valuations of client assets.
•	Market conditions reduced the performance fees CRM earned in its real estate hedge fund investments.
Revenue from Cramer Rosenthal McGlynn

(in millions)	2009 Q1	2008 Q4	2008 Q1

Revenue (net of expenses)	$3.0	$3.1	$4.0
Cramer Rosenthal McGlynn

(Dollars in billions)	At 3/31/09	At 12/31/08	At 3/31/08

Assets under management	$7.4	$7.8	$10.9
Wilmington Trust’s ownership position:	80.99%	80.99%	82.41%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Roxbury Capital Management (RCM)
New products RCM has developed and launched recently are attracting assets, but these products have not gained enough momentum to offset asset declines in the firm’s mid-cap fund. In addition, financial market volatility continued to reduce the valuations of client assets, which reduced RCM’s revenue.
Revenue from Roxbury Capital Management

(in millions)	2009 Q1	2008 Q4	2008 Q1

Revenue (net of expenses)	$(0.8)	$(0.3)	$0.3
Roxbury Capital Management

(Dollars in billions)	At 3/31/09	At 12/31/08	At 3/31/08

Assets under management	$1.3	$1.3	$2.1
Wilmington Trust’s ownership position:
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%
Ownership of Class B interests	67%	67%	25%
Combined AUM at Wilmington Trust and affiliate money managers
As noted earlier, changes in AUM at Wilmington Trust do not necessarily reflect business inflows or outflows. In contrast, at the affiliate money managers, managed asset levels reflect business flows as well as financial market movements.
Assets under management

(in billions)	At 3/31/09	At 12/31/08	At 3/31/08

Wilmington Trust[1]	$34.2	$36.6	$35.0
Cramer Rosenthal McGlynn	7.4	7.8	10.9
Roxbury Capital Management	1.3	1.3	2.1

Total assets under management	$42.9	$45.7	$48.0

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
NONINTEREST EXPENSE
Total noninterest expense for the 2009 first quarter was $126.6 million. Compared to the year-ago first quarter, this was a 10% increase, which reflected:
•	Higher staffing costs due to the retirement services acquisitions completed in April and October of 2008. These acquisitions added approximately 190 staff members, and accounted for most of the year-over-year increase in full-time-equivalent staff members.
•	Higher costs due to staffing additions made throughout 2008 in the WAS family office practice and Boston office, CCS capital markets business, and Regional Banking offices in Maryland, New Jersey, and Pennsylvania.
•	Lower incentives and bonuses, as amounts accrued were adjusted to reflect actual payments.
•	Higher servicing and consulting fees and subadvisor expense associated mainly with the retirement services acquisitions.
•	Lower WAS subadvisor expense, as volatility in the financial markets led to lower securities trading volumes and reduced the company’s use of third-party investment managers.
•	Higher legal expense due to ongoing litigation as well as commercial loan recovery and foreclosure activities in the second half of 2008.
•	Federal Deposit Insurance Corporation (FDIC) insurance premiums of approximately $3.2 million, which included the increase in deposit insurance premiums the FDIC instituted industry-wide in January 2009. We expect our FDIC premium expense to be approximately $3.2 million each quarter in 2009.
•	Conversion errors of approximately $2.8 million recorded in other expenses.
Noninterest expense

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Full-time-equivalent staff members	2,945	2,946	2,704

Salaries and wages	$49.1	$51.7	$45.7
Incentives and benefits	4.9	8.6	14.5
Employment benefits	16.7	12.1	14.3

Total staffing-related expense	$70.7	$72.4	$74.5

Staffing-related expense as a percentage of total operating expense	56%	55%	65%
Compared to the 2008 fourth quarter, total noninterest expense decreased 4%, mainly because incentives and bonuses were lower. Employment benefits expense was 38% higher than for the 2008 fourth quarter, as tax payments and 401(k) plan matching expense

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
reset at the start of the year. In addition, pension expense increased because there was a decrease in the discount rate used in the annual pension valuation.
The FDIC intends to make a special industry-wide assessment in June 2009. Currently this special assessment is projected to be 0.10% of total deposit balances, which would add approximately $8.4 million to our insurance expense for the 2009 second quarter. The FDIC has not finalized its plans for this special assessment, and the corresponding expense could be higher or lower than what we currently anticipate.
INCOME TAXES
Our effective tax rate for the 2009 first quarter was 33.94%, compared with 35.41% for the 2008 first quarter. For more information about our income taxes, read Note 12, “Income taxes,” in this report.
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
Capital strength

	3 months ended	Year ended	3 months ended
(Dollars in millions)	3/31/09	12/31/08	3/31/08

Common stockholders’ equity (period end)	$1,014.3	$1,012.4	$1,143.5
Common stockholders’ equity (on average)	$1,008.2	$1,085.2	$1,125.5
Return on average common stockholders’ equity (annualized)	6.92%	(2.26)%	14.79%
Return on average assets (annualized)	0.58%	(0.21)%	1.47%
Capital generation rate (annualized)	0.49%	(10.36)%	6.78%
Dividend payout ratio	68.6%	—%	54.35%
Our capital includes $330.0 million of Wilmington Trust Series A preferred stock and warrants sold to the U.S. Department of the Treasury under the Capital Purchase Program (CPP) in December 2008. We will pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section under SEC filings.
For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we will accrete over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. For the 2009 first quarter, the accretion of the discount was $0.5 million.
Preferred stock dividends

(in millions)	3 months ended 3/31/09	12 months ended 12/31/08

Net income/(loss)	$21.8	$(23.6)
Preferred stock dividends and accretion of discount	4.6	0.9

Net income/(loss) available to common shareholders	$17.2	$(24.5)
The U.S. government has placed some dividend and share repurchase restrictions on banks that participate in the CPP. For more information about these restrictions, our capital position in general, and our dividends, read the executive summary in this report and the capital resources discussion and Note 16, “Capital,” in our 2008 Annual Report to Shareholders.
Regulatory capital ratios
All of our regulatory capital ratios were higher at March 31, 2009, than at the end of any quarterly reporting period in 2008, and all continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. The Federal Reserve’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance-sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital,” in our 2008 Annual Report to Shareholders.
Our capital ratios improved from the year-end 2008 levels mainly because:
•	Our positive first quarter results added capital.
•	Asset levels declined.
Regulatory capital ratios

	At	At	At	Minimum to be	Minimum to be
	3/31/09	12/31/08	3/31/08	adequately capitalized	well capitalized

Total risk-based capital	14.15%	13.97%	11.17%	8%	10%
Tier 1 risk-based capital	9.40%	9.24%	7.73%	4%	6%
Tier 1 leverage capital	9.02%	8.77%	7.23%	4%	5%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Regulatory capital dollar amounts

	At 3/31/09	At 12/31/08	At 3/31/08

Total risk-based capital	$1,614.3	$1,600.3	$1,158.1
Tier 1 risk-based capital	1,072.7	1,058.3	802.0
Tier 1 leverage capital	1,072.7	1,058.3	802.0
Changes to capital attributable to Wilmington Trust Corporation
During the first three months of 2009, we added $24.5 million to capital, which consisted of:
•	$21.8 million of net income.
•	A credit to capital surplus of $1.5 million of stock-based compensation expense, net of taxes.
•	A $1.2 million adjustment to the SERP.
Offsetting these additions was a $22.1 million reduction in capital, which consisted of:
•	$14.7 million of dividends paid.
•	A $4.8 million reclassification adjustment for securities gains included in net income, net of taxes.
•	A $2.1 million reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes.
•	$0.4 million in foreign currency adjustments.
•	$0.1 million for the acquisition of treasury stock.
Share repurchase program
Our current share repurchase plan, which was authorized by our Board of Directors in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust common stock. Our share repurchase activity reflects how we choose to deploy capital, and our decisions are not driven solely by share price.
We did not repurchase any of our shares under this program during the first three months of 2009. It is unlikely that we will repurchase any of our shares under this program during 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Current 8-million-share repurchase plan activity

	At 3/31/09	At 12/31/08	At 3/31/08

Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase at period end	4,956,204	4,956,204	4,956,204
Figures in the table above do not match the figures reported under Part II, Item 2, in this report, because those figures include shares we receive when recipients of stock-based compensation exercise their options. We consider those types of share acquisitions to be outside the parameters of our authorized share repurchase plan, because those shares are not trading on the open market when we acquire them.
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is strong because our capital ratios demonstrate that we are well capitalized, and because we have access to diverse sources of funding. This diversity mitigates our liquidity risk and gives us the ability to adjust the mix and amount of funding as we deem appropriate.
We monitor our existing and projected liquidity requirements continually. We believe our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely. To manage the risk of having insufficient liquidity, we:
•	Follow policies established by our Asset/Liability Committee and approved by our Board of Directors.
•	Use a wholesale funding coverage ratio, which expresses liquid assets and other dedicated funding sources as a percentage of wholesale liabilities. We calculate this ratio monthly using three-, six-, and 12-month time horizons.
We categorize our liquidity risk into three levels that consider various internal and external scenarios:
•	Level I: The operating environment is normal and there are no funding pressures.
•	Level II: The potential for funding difficulties exists.
•	Level III: The composition of our balance sheet has created a high level of liquidity risk.
For information on what constitutes these scenarios, specified courses of action if Level II or Level III scenarios were to occur, and our liquidity and funds management practices in general, read the discussion of liquidity and funding in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Factors or conditions that could affect our liquidity position include changes in:
•	The types of assets and liabilities on our balance sheet.
•	Our investment, loan, and deposit balances.
•	Our credit ratings.
•	Our reputation.
A significant change in our financial performance or credit ratings could reduce the availability or increase our cost of funding. In addition, our liquidity position could be affected adversely if economic conditions limit the range of capital-raising options available to us and/or our ability to sell certain types of investment securities.
Liquidity in the first three months of 2009
At March 31, 2009, we were operating within Level I parameters of liquidity risk, the same as at year-end 2008, and our sources of liquidity remained diversified.
Sources of liquidity

(in millions)	At 3/31/09	At 12/31/08

Core deposit balances	$6,463.7	$5,983.5
National brokered CDs	1,811.9	2,432.9
Short-term borrowings	1,011.8	1,617.2
Long-term debt	469.3	468.8
Wilmington Trust stockholders’ equity	1,336.3	1,333.9
Investment securities	916.4	1,373.3
Unused borrowing capacity from lines of credit with U.S. financial institutions	50.0	80.0
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB)[1]	970.8	665.3
Unused borrowing capacity secured with collateral from the Federal Reserve	3,970.6	4,498.4
Total	$17,000.8	$18,453.3

[1]	The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts noted are based on financial information as of December 31, 2008, and September 30, 3008, respectively. Wilmington Trust Company and Wilmington Trust FSB are FHLB members.
For more information about our long-term debt and lines of credit, read Note 11, “Borrowings,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Credit ratings
Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s each downgraded the credit ratings of Wilmington Trust Corporation and Wilmington Trust Company from the year-end 2008 levels. We do not expect these downgrades to have any significant effect on our operations, financial condition, or business prospects.
Wilmington Trust Corporation credit ratings

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 2/02/09)	(As of 4/24/09)	(As of 5/04/09)

Outlook	Negative	Negative	Credit Watch/Negative
Issuer rating (long-term/short-term)	A/F1	Baa3 / *	BBB +/ A-2
Subordinated debt	A-	Ba1	BBB

*	No rating in this category.
Wilmington Trust Company credit ratings

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 2/02/09)	(As of 4/24/09)	(As of 5/04/09)

Outlook	Negative	Negative	CreditWatch/Negative
Bank financial strength	B	C-	*
Issuer rating (long-term/short-term)	A/F1	Baa2	A-/A-2
Bank deposits (long-term/short-term)	A+/F1	Baa2/P-2	A-/A-2

*	No rating in this category.
Funding
Our funding strategy is to use a mix of core deposits and non-core funding. Core deposits are deposits made by clients. Non-core funding consists of national brokered CDs and short-term borrowings.
This funding strategy supports our Regional Banking business model. We make commercial loans throughout the mid-Atlantic region, but we gather core deposits primarily in Delaware, where our consumer banking activities are focused.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Using non-core funding:
•	Is a cost-effective way to add funding without having to incur the expense of a large-scale expansion of our branch office network outside Delaware.
•	Helps us manage interest rate risk. We can match the repricing characteristics of our floating rate loans more easily with non-core funding, since it typically matures more quickly than deposits from clients. The mix between national brokered CDs and short-term borrowings can change over time and is dependent on our maturity and pricing needs.
As we expand our commercial banking business throughout the mid-Atlantic region, we expect that:
•	Loan growth will continue to outpace core deposit growth.
•	We will continue to use a blend of core and non-core funding to support loan growth.
For a comparison of core and non-core funding rates, see the quarterly analysis of net interest income in this report. For more information about how we manage interest rate risk, read the “Quantitative Disclosures about Market Risk” section of this report.
During the first three months of 2009, core deposits continued to be our primary source of funding.
Funding (on average)

For the first three months of	2009	2008

Percentage from core deposits	60%	53%
Percentage from non-core funding:
Percentage from national brokered CDs	20%	29%
Percentage from short-term borrowings	20%	18%

Total percentage from non-core funding	40%	47%
Loan-to-deposit ratio	1.20%	1.09%
ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION
Most of the assets on our balance sheet are loans and investment securities, which we discuss elsewhere in this report. The goodwill on our balance sheet is associated primarily with acquisitions we have made and our investments in CRM and RCM.
At March 31, 2009, loans accounted for 82% of our assets, and most of our asset quality remained tied to loan, or credit, quality.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Credit risk
Lending money entails certain risks. When we make a loan, we make subjective judgments about the borrower’s ability to repay the loan. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors.
To mitigate credit risk, we:
•	Employ rigorous loan underwriting standards and apply them consistently.
•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans or acquiring other banks.
•	Make the majority of our loans within Regional Banking’s mid-Atlantic geographic footprint, in markets we know well.
•	Focus on building long-term relationships with clients, instead of merely increasing transaction volumes.
•	Maintain a loan portfolio that is diversified among different types of commercial and consumer loans.
•	Monitor the loan portfolio to identify potential problems and to avoid disproportionately high concentrations in any single industry sector or to any one borrower.
•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.
•	Perform an internal risk rating analysis that classifies all loans outstanding into one of four categories of risk. We apply these classifications consistently and we analyze migrations within the classifications quarterly.
•	Typically obtain collateral and personal guarantees from commercial borrowers.
For more information about credit and other risks, read the risk discussion in our 2008 Annual Report to Shareholders and Item 1A in our Form 10-K for 2008.
We believe the most relevant measure of credit quality is the net charge-off ratio, because:
•	It presents loan losses in the context of our lending activities overall and changes in loan balances.
•	Other measures of credit quality do not convey the nature of our client relationships, our efforts to help clients resolve problems, and our pursuit of repayment even after we classify a loan as nonaccruing or charge it off.
Credit quality in the first three months of 2009
Credit metrics were mixed for the 2009 first quarter. Net charge-offs and loans past due 90 days or more decreased from year-end 2008, but nonperforming asset levels increased. On a percentage basis, the composition of the loan portfolio was relatively unchanged.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Composition of loan portfolio

	At 3/31/09	At 12/31/08	At 3/31/08

Commercial, financial, and agricultural	29%	31%	30%
Commercial real estate/construction	21%	20%	21%
Commercial mortgage	21%	19%	18%
Residential mortgage	6%	6%	6%
Home equity	6%	6%	6%
Indirect loans	9%	9%	10%
Credit card	1%	1%	1%
Other consumer	1%	2%	2%
Secured with investments	6%	6%	6%
Net charge-offs
Total net charge-offs were $21.2 million, down from $25.5 million for the 2008 fourth quarter, as commercial construction, commercial mortgage, and retail net charge-offs all decreased.
Net charge-offs

(Dollars in millions)	2009 Q1	2008 Q4	2008 Q1

Net charge-offs	$21.2	$25.5	$4.7
Quarterly net charge-off ratio (not annualized)	0.22%	0.27%	0.05%
For more detail on net charge-offs, see the loan loss reserve discussion in this section of this report.
Loans past due 90 days or more
Loans past due 90 days or more decreased 14% from the 2008 fourth quarter. A small uptick in past-due commercial mortgage loans was more than offset by decreases in the other loan categories. The ratio of loans past due 90 days or more was 31 basis points, down 5 basis points from year-end 2008.
Loans past due 90 days or more

(in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Commercial, financial, and agricultural	$3.9	$8.4	$3.7
Commercial real estate/construction	3.8	4.8	0.3
Commercial mortgage	2.6	1.6	—
Consumer and other retail	19.1	19.5	10.6

Total loans past due 90 days or more	$29.4	$34.3	$14.6
Past due loan ratio	0.31%	0.36%	0.17%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Nonperforming assets
Nonaccruing loans were $230.1 million, which was $33.8 million, or 17%, higher than at year-end 2008. Most of this increase was in commercial, financial, and agricultural loans, and resulted from economic pressures, not underwriting inadequacies.
More than 60% of the increase in nonaccruing loans came from a commercial loan to an auto dealer experiencing cash flow problems, which are resulting mainly from personal spending habits rather than problems at the dealership to which we have extended credit. Most of the rest of the first quarter increase in nonaccruing loans came from a commercial client who operates a chain of restaurants in the mid-Atlantic region.
Our nonaccruing loan balances reflect our desire to work with clients to resolve repayment problems, instead of charging off problem loans quickly. Consequently, on a comparative basis, our nonaccruing loan balances may be higher than those of other banks, but we believe this course of action minimizes net charge-offs.
Nonperforming assets

(in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Nonaccruing loans:
Commercial, financial, and agricultural	$64.4	$41.2	$25.6
Commercial real estate/construction	114.2	112.7	9.9
Commercial mortgage	28.3	21.7	8.2
Consumer and other retail	23.2	20.7	9.7

Total nonaccruing loans	$230.1	$196.3	$53.4
Renegotiated loans	$1.2	$0.1	$24.1
Total nonaccruing and renegotiated loans	$231.3	$196.4	$77.5

Other real estate owned (OREO)	$19.8	$14.5	$0.2
Total nonperforming assets	$251.1	$210.9	$77.7

Nonperforming asset ratio	2.67%	2.19%	0.88%
Other real estate owned (OREO) increased $5.3 million from the year-end 2008 amount to $19.8 million. Approximately 74% of this increase was associated with a single-family housing development in central Delaware. The other major components of OREO at

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
March 31, 2009, were an income-producing hotel and retail property in Ocean City, Maryland, and a luxury home development in Montgomery County, Pennsylvania. Our foreclosures on both of these properties occurred in the second quarter of 2008.
Although the market often views OREO negatively, we view moving properties to OREO as a positive step in the loan work-out process, because:
•	We gain control of the situation.
•	Negotiations with the borrower cease.
•	Legal expenses for loan collection efforts cease.
•	We gain the ability to facilitate disposition of the property and recover our cash.
•	We can then redeploy that cash into loans or other earning assets.
Serious-doubt loans
Serious-doubt loans are loans that:
•	We think have a high probability of becoming nonperforming loans in the future.
•	Were performing in accordance with their contractual terms, or were fewer than 90 days past due, when we classified them as serious-doubt loans.
At March 31, 2009, serious-doubt loans totaled $52.6 million. This was $57.3 million, or 52%, less than at year-end 2008. Two commercial credits accounted for almost all of this decrease. One was the previously mentioned auto dealer loan, which was transferred to nonaccruing status. The other was an agricultural loan whose outlook improved over the quarter.
Serious-doubt loans

(in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Commercial, financial, and agricultural	$30.0	$82.9	$37.7
Commercial real estate/construction	4.9	8.4	5.7
Commercial mortgage	13.2	15.0	—
Residential mortgage	—	—	—
Consumer and other retail	1.5	0.6	4.5
Contingency allocation	3.0	3.0	3.0

Total serious-doubt loans	$52.6	$109.9	$50.9
Serious-doubt loan ratio	0.56%	1.14%	0.58%
Most of our serious-doubt loans are commercial loans to a variety of clients with light manufacturing, service, and retail businesses.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Internal risk rating analysis
Although the amount of serious-doubt loans decreased from year-end 2008, economic conditions in the mid-Atlantic region remained fragile, which led to additional downgrades in the internal risk rating analysis. Downgrades occurred primarily in the commercial, financial, and agricultural; commercial real estate/construction; and commercial mortgage portfolios.
Internal risk rating analysis

	At 3/31/09	At 12/31/08	At 3/31/08

Pass	88.60%	90.80%	95.62%
Watchlisted	6.39%	5.20%	2.98%
Substandard	4.99%	3.99%	1.39%
Doubtful	0.02%	0.01%	0.01%
Provision and reserve for loan losses
The loan loss provision for the 2009 first quarter was $29.5 million, which was higher than for the 2008 first quarter, but $38 million, or 56%, less than for the 2008 fourth quarter.

(in millions)	2009 Q1	2008 Q4	2008 Q1

Provision for loan losses	$29.5	$67.5	$10.0
The reserve for loan losses rose 6% from year-end 2008 to $167.0 million. This brought the loan loss reserve ratio to 1.77%, compared with 1.63% at year-end 2008.
Net charge-offs and the reserve for loan losses

(Dollars in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Balance at the beginning of the period	$157.1	$122.2	$101.1
Loans charged off:
Commercial, financial, and agricultural	(7.6)	(4.1)	(0.7)
Commercial real estate/construction	(2.4)	(8.0)	(0.3)
Commercial mortgage	(0.3)	(0.9)	—
Consumer and other retail	(12.8)	(13.7)	(5.4)

Total loans charged off	$(23.1)	$(26.7)	$(6.4)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION

(Dollars in millions)	At 3/31/09	At 12/31/08	At 3/31/08

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	0.2	0.1	0.1
Commercial real estate/construction	—	—	—
Commercial mortgage	—	—	—
Consumer and other retail	1.7	1.1	1.6

Total recoveries	$1.9	$1.2	$1.7
Net loans charged off:
Commercial, financial, and agricultural	(7.4)	(4.0)	(0.6)
Commercial real estate/construction	(2.4)	(8.0)	(0.3)
Commercial mortgage	(0.3)	(0.9)	—
Consumer and other retail	(11.1)	(12.6)	(3.8)

Total net loans charged off	$(21.2)	$(25.5)	$(4.7)
Transfers from/(to) reserve for lending commitments	1.6	(7.1)	—
Provision charged to operations	29.5	67.5	10.0

Balance at the end of the period	$167.0	$157.1	$106.4

Reserve for lending commitments in other liabilities *	$5.5	$7.1	$—
Quarterly net charge-off ratio (not annualized)	0.22%	0.27%	0.05%
Loan loss reserve ratio	1.77%	1.63%	1.21%

*	We transferred the reserve for lending commitments to other liabilities as of December 31, 2008. We did not reclassify prior periods.
We reserve an amount for loan losses that represents our best estimate of known and inherent estimated losses and we make subjective judgments about amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the mid-Atlantic regional economy, market interest rates, and regulatory guidelines. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” in our 2008 Annual Report to Shareholders.
The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry the same or a higher degree of risk than loans already in the portfolio.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. For more information about these instruments and contracts, read the discussion that begins on page 59 of our 2008 Annual Report to Shareholders.
The derivative instruments we use are primarily interest rate swap and interest rate floor contracts. These instruments help us manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.
When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract in the same amount with a third party. This practice allows a client to swap floating rates for fixed rates. We then mirror the client swap by swapping, with a third party, the fixed rate for a floating rate. We retain the associated credit risk in these transactions.
At March 31, 2009, we had interest rate swap contracts associated with loans to clients with a total notional amount of $2,530.0 million. For more information about our derivative and hedging instruments, read Note 6, “Derivatives and hedging activities,” in this report.
Other contractual obligations

(in millions)	At 3/31/09	At 12/31/08

FHLB loan[1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements[2]	75.6	72.6
Certificates of deposit	3,102.5	3,736.1
Letters of credit, unfunded loan commitments, and unadvanced lines of credit	3,646.6	3,667.3

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware, all of our branch offices outside of Delaware, and all of our non-branch offices outside of Delaware.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Amount and duration of payments due on current contractual obligations

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Certificates of deposit	$3,102.5	$2,722.8	$221.6	$153.9	$4.2
Debt obligations	478.0	—	28.0	250.0	200.0
Interest on debt obligations	205.6	37.9	52.5	47.2	68.0
Operating lease obligations	75.6	13.4	21.9	15.8	24.5
Benefit plan obligations	2.8	2.8	—	—	—

Total	$3,864.5	$2,776.9	$324.0	$466.9	$296.7
The debt obligations in the table above consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003, was used for general liquidity purposes, and is due in 2013.
•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008, and is due on April 2, 2018. We used part of the proceeds of this issue to repay an aggregate principal amount of $125.0 million in subordinated long-term debt that expired on May 1, 2008, and to fund, in part, the acquisition of AST Capital Trust Company. We intend to use the remaining proceeds for general corporate purposes.
•	FHLB advances of $28.0 million.
Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At March 31, 2009, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, as well their timing, remain uncertain. For more information on our income taxes, read Note 12, “Income taxes,” in this report, and Note 20, “Income taxes,” in our 2008 Annual Report to Shareholders.
Our agreements with CRM, RCM, and Grant Tani Barash & Altman permit principal members and designated key employees of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 4, “Affiliates and acquisitions,” in our 2008 Annual Report to Shareholders.
OTHER INFORMATION
ACCOUNTING PRONOUNCEMENTS
For a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations, read Note 14, “Accounting pronouncements,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies conform with U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition, the reserve for loan losses, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees, income taxes, and other items. For more information about our critical accounting policies, read:
•	Note 2, “Summary of significant accounting policies,” in our 2008 Annual Report to Shareholders;
•	Note 1, “Accounting and reporting policies,” in this report; and
•	Note 14, “Accounting pronouncements,” in this report.
CAUTIONARY STATEMENT
This report contains estimates, predictions, opinions, and other statements that might be construed as “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements include references to our financial goals, dividend policy, financial and business trends, new business results and outlook, business prospects, market positioning, pricing trends, strategic initiatives, credit quality and the reserve for loan losses, the effects of changes in market interest rates, the effects of changes in securities valuations, the effects of accounting pronouncements, and other internal and external factors that could affect our financial performance.
These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; fluctuations in equity or fixed income markets; significant changes in banking laws or regulations; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by unrest in other parts of the world.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. All of these risks could affect our financial performance and condition adversely.
Our primary risks are:
•	Credit risk: the risk that borrowers will be unable to repay their loans. For more information about this, read the credit quality discussion in this report.
•	Interest rate risk: the risk that fluctuations in market interest rates could decrease the profitability of floating rate loans, compress the net interest margin, and reduce net interest income.
•	Financial market risk: the risk that volatility in the financial markets might reduce the market valuations of assets in client portfolios, which could decrease fee income, and/or in our investment securities portfolio, which could require us to record securities losses.
•	Economic risk: the risk that economic conditions might affect our ability to conduct business.
For more information about these risks, read the risk discussions that begin on page 42 and page 138 in our 2008 Annual Report to Shareholders.
Market interest rates present more risk to us than inflation. As a financial institution, nearly all of our assets and liabilities are monetary in nature. Their values are more likely to be eroded by changes in market interest rates than by the effects of inflation on currency valuations.
INTEREST RATE RISK
Changes in market interest rates, and the pace at which they occur, can affect the yields we earn on loans and investments and the rates we pay on deposits and other borrowings. These changes can compress our net interest margin and reduce net interest income.
Our interest rate risk position is asset sensitive:
•	We have more floating rate assets than floating rate liabilities.
•	Following changes in market interest rates, our floating rate assets reprice more quickly than our floating rate liabilities.
•	The pricing adjusts on most of our floating rate loans within 30 to 45 days of a rate change.
•	For our floating rate liabilities, it typically takes 90 to 120 days for the corresponding adjustments in price to occur.
•	Some categories of core deposits may take even longer to reprice, depending on their maturities.
In general, being asset sensitive means that:

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
•	In a rising market interest rate environment, our net interest income is more likely to increase.
•	In a declining market interest rate environment, our net interest income is more likely to decrease.
Our interest rate risk management objective is to minimize reductions in net interest income that might result from changes in market interest rates. To mitigate interest rate risk, we:
•	Maintain a mix of assets and liabilities that gives us flexibility in a dynamic marketplace.
•	Manage the relative proportion of fixed and floating rate assets and liabilities so we can manage their repricing characteristics as closely as possible.
•	Use a blend of core deposits and non-core funding. For more information about this, read the liquidity and funding discussion in this report.
•	Manage the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read the investment securities discussion in this report.
•	Sell most newly originated fixed rate residential mortgages into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in holding instruments with fixed rates and 15- to 30-year maturities.
•	Prefer to manage our exposure to fixed rate mortgages in our investment securities portfolio. The mortgage-backed instruments in our investment securities portfolio typically have shorter maturity and duration characteristics than a portfolio of individual mortgage loans.
•	Use off-balance-sheet derivative instruments. For more information about this, read the discussion of off-balance-sheet arrangements and contractual obligations and Note 6, “Derivative and hedging activities,” in this report.
To achieve our interest rate risk management objective, we follow guidelines set by an asset-liability management policy that is approved annually by our Board of Directors. Under the current policy, our objective is to limit any reduction in net interest income from changes in market interest rates to less than 10% in any 12-month period.
The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates how gradual and sustained changes in market interest rates might affect net interest income. We perform simulations quarterly that compare a stable interest rate environment to multiple hypothetical interest rate scenarios. As a rule, our model employs scenarios in which rates gradually move up or down 250 basis points over a period of 10 months.
We believe the primary measure of interest rate risk management is the net interest margin. For more information about our interest rate risk position and management strategies, read the interest rate risk discussion in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
Interest rate risk in the first three months of 2009
We remained asset sensitive in the first three months of 2009. Our commercial floating rate loans continued to reprice more quickly than funding costs, but our use of non-core funding helped offset this repricing mismatch somewhat. At March 31, 2009, approximately $5.92 billion of commercial loans were repricing within 30 or fewer days, while approximately $2.20 billion of non-core funding was repricing in 90 or fewer days.
Loan and deposit repricing characteristics

As a percentage of total loan balances	At 3/31/09	At 12/31/08	At 3/31/08

Total loans outstanding with floating rates	74%	74%	71%
Commercial loans with floating rates	89%	88%	86%
Floating rate commercial loans tied to a prime rate	55%	57%	58%
Floating rate commercial loans tied to the 30-day LIBOR	39%	37%	35%
Non-core funding maturing in ≤ 90 days	78%	83%	81%
The net interest margin for the 2009 first quarter was 2.91%, compared with 3.37% for the 2008 first quarter and 3.34% for the 2008 fourth quarter. Changes in the margin reflected the effects of market interest rate declines throughout 2008, especially the declines in the fourth quarter, when the FOMC reduced short-term rates from 2.00% to a range of 0.00% to 0.25%. Assuming there is no change in market interest rates, we expect the net interest margin to be in the 3.00% range throughout 2009. For more information about this, read the net interest margin discussion and the analysis of changes in interest income and expense due to volume and rate in this report.
As of March 31, 2009, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 7.48% over the 12 months beginning March 31, 2009. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, because the declining rate scenario would have created negative interest rates in the model.
Simulated effect of interest rate changes on net interest income

For the 12 months beginning	March 31, 2009	December 31, 2008

Gradual increase of 250 basis points	7.48%	4.03%
Our discussion of the interest rate risk simulation model contains forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. Assumptions about retail deposit rates, loan prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our assumptions about rates and the pace of changes in payments differ for assets and liabilities in rising as well as in declining rate

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely how actual interest rate changes might affect our net interest income.
FINANCIAL MARKET RISK
Most WAS fees, some CCS fees, and all of the revenue we receive from affiliate money managers CRM and RCM are based on the market values of assets in client portfolios. Equity and debt markets determine these values. Fluctuations in one or both of these markets can increase or decrease fees that are based on asset valuations.
Two categories of WAS revenue are subject to financial market risk: trust and investment advisory fees and mutual fund fees. Together, these fees comprised 78% of total WAS revenue for the 2009 first quarter.
Two categories of CCS revenue are subject to financial market risk: retirement services fees and fees for institutional investment and cash management services. Together, these fees comprised 51% of total CCS revenue for the 2009 first quarter.
Revenue subject to financial market risk

(Dollars in millions)	2009 Q1	2008 Q1

Wealth Advisory Services:
WAS trust and investment advisory fees	$31.3	$39.2
WAS mutual fund fees	7.5	6.4

Total WAS fees subject to financial market risk	$38.8	$45.6
Corporate Client Services
CCS retirement services fees	$16.1	$3.2
CCS investment/cash management fees	3.9	3.3

Total CCS fees subject to financial market risk	$20.0	$6.5
Affiliate money manager revenue	2.2	4.3

Total revenue subject to financial market risk	$61.0	$56.4
Total noninterest income (after amortization)	$110.7	$102.8
Percent of total noninterest income subject to financial market risk	55%	55%

Total net interest and noninterest income (after amortization and the provision)	$159.7	$179.7
Percent of total net interest and noninterest income subject to financial market risk	38%	31%
The percentage of total revenue subject to financial market risk was higher for the 2009 first quarter than for the year-ago first quarter because:

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART 1 — FINANCIAL INFORMATION
•	Revenue from CCS retirement services increased due to acquisitions completed in April and October 2008.
•	Net interest income (both before and after the provision for loan losses) was lower.
Financial markets also determine the valuations of investments in our securities portfolio. For more information about income from the investment securities portfolio, see the quarterly analysis of earnings in this report.
ECONOMIC RISK
Changes in economic conditions could change demand for the services we provide and, ultimately, affect loan and deposit balances, revenue, net income, and overall results, positively or negatively.
Among our businesses, Regional Banking has the most exposure to economic risk. Most of that risk is tied to economic conditions within the mid-Atlantic region, where our Regional Banking business is focused. We believe this exposure is mitigated by the region’s diversified economy, which provides a degree of economic stability and helps the region withstand the effects of downturns in any single sector. We discuss the regional economy in more detail in the Regional Banking section of this report.
Changes in economic conditions at the national and international level that eliminate or slow demand for our services could affect all of our businesses, loan and deposit balances, revenue, net income, and overall results.
OTHER RISK
For more information about our operational, fiduciary, regulatory, and legal risk, read the risk discussions that begin on page 58 and page 138 in our 2008 Annual Report to Shareholders.
ITEM 4. CONTROLS AND PROCEDURES.
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2009 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings may seek relief or damages in amounts that may be substantial. Because these proceedings are complex, many years may pass before they are resolved, and it is not feasible to predict their outcomes. Some of these proceedings involve claims that we believe may be covered by insurance, and we have advised our insurance carriers accordingly.
As of March 31, 2009, we believed there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.
ITEM 1A. RISK FACTORS.
There were no changes in our risk factors from those disclosed in our Form 10-K for 2008. We discuss these risk factors on pages 42 to 58 and pages 138 to 141 in our 2008 Annual Report to Shareholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We had no unregistered sales of equity securities in the 2009 first quarter.
Issuer purchases of equity securities
We did not acquire or repurchase any of our shares during the 2009 first quarter. In April 2002, our Board of Directors authorized our current 8-million-share repurchase plan. At March 31, 2009, there were 4,956,204 shares available under this program. For more information about this, read the capital resources discussion in this report.
In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities, including stock grants and forfeitures, that could affect the maximum number of shares that we may purchase.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART II — OTHER INFORMATION
Share repurchase activity in the 2009 first quarter

			(c)	(d)
			Total number of	Maximum number (or
	(a)	(b)	shares (or units)	approximate dollar value)
	Total number	Average	purchased as part of	of shares (or units) that
	of shares	price paid	publicly announced	may yet be purchased
	(or units)	per share	plans	under the plans or
Period	purchased	(or unit)	or programs	programs

Month #1: January 1 — 31, 2009	—	—	—	13,073,961
Month #2: February 1 — 28, 2009	—	—	—	12,651,422
Month #3: March 1 — 31, 2009	1,967	$10.10	—	12,640,190

Total	1,967	$10.10	—	12,640,190
The Federal Reserve Board’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the first quarter of 2009 was consistent with the Federal Reserve Board’s policy. For more information about our dividend, read the executive summary in this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the 2009 first quarter.
ITEM 5. OTHER INFORMATION.
We have no information to report in addition to what is disclosed elsewhere in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications*

32	Section 1350 Certifications*

*	Filed herewith.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: May 11, 2009	/s/ Ted T. Cecala
	Name:	Ted T. Cecala
	Title:	Chairman of the Board and Chief Executive Officer

Date: May 11, 2009	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President and Chief Financial Officer