Form 10-Q
period 2009-06-30
WILMINGTON TRUST CORP
filed 2009-08-10
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-14659

WILMINGTON TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0328154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rodney Square North, 1100 North Market Street,	19890
Wilmington, Delaware (Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009

Common stock — Par Value $1.00	69,307,384 shares

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

TABLE OF CONTENTS

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In millions, except share amounts)

ASSETS
Cash and due from banks	$222.3	$290.4
Interest-bearing deposits in other banks	106.7	141.0
Federal funds sold and securities purchased under agreements to resell	105.0	45.3
Investment securities available for sale:
U.S. Treasury securities	44.3	41.4
Government agency securities	191.4	463.0
Obligations of state and political subdivisions	6.1	6.2
Mortgage-backed securities	297.2	660.3
Other securities	43.3	39.8

Total investment securities available for sale	582.3	1,210.7

Investment securities held to maturity:
Government agency securities	0.5	0.5
Obligations of state and political subdivisions	0.6	0.7
Mortgage-backed securities	—	0.2
Other securities	131.6	161.2

Total investment securities held to maturity	132.7	162.6

Total investment securities	715.0	1,373.3

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26.7	20.0
Loans:
Commercial, financial, and agricultural	2,752.4	2,966.3
Real estate – construction	1,961.9	1,923.8
Commercial mortgage	2,011.8	1,870.2

Total commercial loans	6,726.1	6,760.3

Residential mortgage	435.3	571.2
Consumer	1,565.7	1,732.9
Loans secured with investments	448.1	554.7

Total retail loans	2,449.1	2,858.8

Total loans, net of unearned income of $6.0 in 2009 and $5.6 in 2008	9,175.2	9,619.1
Reserve for loan losses	(184.9)	(157.1)

Net loans	8,990.3	9,462.0

Premises and equipment, net	151.4	152.0
Goodwill, net of accumulated amortization of $29.8 in 2009 and 2008	363.4	355.6
Other intangible assets, net of accumulated amortization of $45.0 in 2009 and $39.6 in 2008	43.9	47.0
Accrued interest receivable	70.5	82.0
Other assets	368.2	350.3

Total assets	$11,163.4	$12,318.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED) — (Continued)

	June 30,	December 31,
	2009	2008
	(In millions, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,456.6	$1,231.7
Interest-bearing:
Savings	898.1	815.7
Interest-bearing demand	3,182.4	2,632.9
Certificates under $100,000	1,103.0	1,072.5
Local certificates $100,000 and over	179.4	230.7

Total core deposits	6,819.5	5,983.5
National brokered certificates	959.7	2,432.9

Total deposits	7,779.2	8,416.4

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,220.9	1,590.8
U.S. Treasury demand deposits	—	6.4
Line of credit	—	20.0

Total short-term borrowings	1,220.9	1,617.2

Accrued interest payable	70.1	71.2
Other liabilities	312.3	411.2
Long-term debt	469.9	468.8

Total liabilities	9,852.4	10,984.8

Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	322.4	321.5
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	213.9	216.4
Retained earnings	1,129.1	1,103.7
Accumulated other comprehensive loss	(135.8)	(84.5)

Total contributed capital and retained earnings	1,608.1	1,635.6
Less: treasury stock: 9,220,962 shares in 2009 and 9,414,898 shares in 2008, at cost	(297.4)	(301.7)

Total Wilmington Trust stockholders’ equity	1,310.7	1,333.9
Noncontrolling interest	0.3	0.2

Total stockholders’ equity	1,311.0	1,334.1

Total liabilities and stockholders’ equity	$11,163.4	$12,318.9

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions, except share amounts)

NET INTEREST INCOME
Interest and fees on loans	$102.7	$130.0	$205.7	$270.4
Interest and dividends on investment securities:
Taxable interest	7.9	18.4	21.1	38.7
Tax-exempt interest	0.1	0.1	0.2	0.2
Dividends	0.3	0.8	0.8	1.6
Interest on deposits in other banks	0.1	0.3	0.2	0.4
Interest on federal funds sold and securities purchased under agreements to resell	—	0.2	0.2	0.5
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	0.2	0.2	0.3	0.5

Total interest income	111.3	150.0	228.5	312.3

Interest on deposits	20.4	44.6	49.3	100.3
Interest on short-term borrowings	0.9	11.8	2.3	27.3
Interest on long-term debt	8.4	8.4	16.7	12.6

Total interest expense	29.7	64.8	68.3	140.2

Net interest income	81.6	85.2	160.2	172.1
Provision for loan losses	(54.0)	(18.5)	(83.5)	(28.4)

Net interest income after provision for loan losses	27.6	66.7	76.7	143.7

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	31.6	40.2	62.8	79.5
Mutual fund fees	5.2	6.4	12.7	12.8
Planning and other services	10.3	11.2	21.2	21.3

Total Wealth Advisory Services	47.1	57.8	96.7	113.6

Corporate Client Services:
Capital markets services	12.8	12.2	24.3	23.8
Entity management services	8.3	8.6	16.2	16.4
Retirement services	16.6	7.5	32.7	10.7
Investment/cash management services	3.6	3.4	7.5	6.8

Total Corporate Client Services	41.3	31.7	80.7	57.7

Cramer Rosenthal McGlynn	5.0	5.5	8.0	9.5
Roxbury Capital Management	(0.6)	(1.1)	(1.3)	(0.8)

Total advisory fees	92.8	93.9	184.1	180.0
Amortization of affiliate intangibles	(2.1)	(2.0)	(4.4)	(3.3)

Total advisory fees after amortization of affiliate intangibles	90.7	91.9	179.7	176.7

Service charges on deposit accounts	7.5	7.5	15.4	15.0
Loan fees and late charges	2.0	2.4	4.3	4.4
Card fees	2.8	2.4	4.8	4.6
Other noninterest income	2.0	1.5	3.9	7.7
Securities gains	—	0.1	12.1	0.1
Total other-than-temporary impairment losses	(67.7)	(12.6)	(72.2)	(12.6)
Amount of loss recognized in other comprehensive income (before taxes)	44.3	—	44.3	—

Net other-than-temporary impairment losses recognized in income	(23.4)	(12.6)	(27.9)	(12.6)

Total noninterest income	81.6	93.2	192.3	195.9

Net interest and noninterest income	$109.2	$159.9	$269.0	$339.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) — (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions, except share amounts)

NONINTEREST EXPENSE
Salaries and wages	$48.6	$48.3	$97.7	$94.0
Incentives and bonuses	7.8	13.2	12.7	27.7
Employment benefits	14.2	12.4	30.9	26.7
Net occupancy	7.7	8.0	15.6	15.5
Furniture, equipment, and supplies	10.0	10.3	20.4	20.1
Advertising and contributions	1.8	3.0	4.3	5.1
Servicing and consulting fees	3.5	3.2	7.6	5.7
Subadvisor expense:
Retirement services	7.0	0.8	13.7	0.8
Other services	1.3	2.7	2.6	5.3
Travel, entertainment, and training	1.9	2.9	3.7	5.3
Originating and processing fees	3.1	2.6	5.4	5.0
Insurance	10.3	1.8	14.5	3.6
Conversion errors	—	—	2.8	—
Legal and auditing fees	3.6	3.1	6.0	4.9
Other noninterest expense	7.6	9.3	17.1	17.4

Total noninterest expense before impairment	128.4	121.6	255.0	237.1

Goodwill impairment write-down	—	66.9	—	66.9

Total noninterest expense	128.4	188.5	255.0	304.0

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(19.2)	(28.6)	14.0	35.6
Income tax (benefit)/expense	(10.2)	(9.3)	1.1	13.4

Net (loss)/income before noncontrolling interest	(9.0)	(19.3)	12.9	22.2
Net income attributable to the noncontrolling interest	0.1	0.2	0.2	0.3

Net (loss)/income attributable to Wilmington Trust Corporation	(9.1)	(19.5)	12.7	21.9

Dividends and accretion on preferred stock	4.5	—	9.2	—

Net (loss)/income available to common shareholders	$(13.6)	$(19.5)	$3.5	$21.9

Net (loss)/income per common share:
Basic	$(0.20)	$(0.29)	$0.05	$0.33

Diluted	$(0.20)	$(0.29)	$0.05	$0.33

Weighted average common shares outstanding (in thousands):
Basic	68,966	67,167	68,955	67,117
Diluted	68,966	67,167	69,049	67,389

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2009	2008
	(In millions)

OPERATING ACTIVITIES
Net income before the noncontrolling interest	$12.9	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	83.5	28.4
Provision for depreciation and other amortization	11.0	11.1
Amortization of other intangible assets	5.0	3.8
Amortization of discounts and premiums on investment securities available for sale	1.2	0.2
Accretion of discounts and premiums on investment securities held to maturity	(0.3)	—
Goodwill impairment write-down	—	66.9
Deferred income taxes	(12.9)	(39.2)
Originations of residential mortgages available for sale	(294.6)	(54.3)
Gross proceeds from sales of residential mortgages	296.5	54.9
Gains on sales of residential mortgages	(1.9)	(0.6)
Securities (gains)/losses:
Other-than-temporary impairment	27.9	12.6
Other	(12.1)	(0.1)
Amortization of gain on interest rate floors	(6.6)	(4.8)
Stock-based compensation expense	2.5	4.4
Tax expense realized on employee exercise of stock options	—	0.2
Decrease in other assets	1.7	4.7
Decrease in other liabilities	(93.1)	(26.5)

Net cash provided by operating activities	$20.7	$83.9

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$404.8	$11.9
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	—	6.8
Proceeds from maturities of investment securities available for sale	495.4	612.0
Proceeds from maturities of investment securities held to maturity	1.8	0.1
Purchases of investment securities available for sale	(267.0)	(388.3)
Purchases of investment securities held to maturity	(0.7)	(0.5)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	(6.7)	(6.8)
Cash paid for acquisitions	(6.1)	(93.3)
Investment in affiliates	—	(14.3)
Sale of affiliate interest	—	0.3
Purchase of residential mortgages	5.5	—
Net decrease/(increase) in loans	382.7	(821.0)
Purchases of premises and equipment	(9.7)	(12.7)
Dispositions of premises and equipment	0.3	1.1
Proceeds from sales of interest rate floors	—	55.1

Net cash provided by/(used for) investing activities	$1,000.3	$(649.6)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)

	For the Six Months
	Ended June 30,
	2009	2008
	(In millions)

FINANCING ACTIVITIES
Net increase in demand, savings, and interest-bearing demand deposits	$856.8	$387.9
Net (decrease)/increase in certificates of deposit	(1,494.0)	370.3
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(369.9)	(79.9)
Net decrease in U.S. Treasury demand deposits	(6.4)	(7.0)
Proceeds from issuance of long-term debt	—	198.7
Maturity of other debt	—	(125.0)
Net decrease in line of credit	(20.0)	(5.0)
Cash dividends	(30.9)	(45.7)
Distributions to minority shareholders	(0.1)	(0.2)
Proceeds from common stock issued under employment benefit plans	—	5.1
Tax expense realized on employee exercise of stock options	—	(0.2)
Acquisition of treasury stock	(0.2)	(0.1)

Net cash (used for)/provided by financing activities	$(1,064.7)	$698.9

Effect of foreign currency translation on cash	1.0	0.1

(Decrease)/increase in cash and cash equivalents	(42.7)	133.3
Cash and cash equivalents at beginning of period	476.7	394.5

Cash and cash equivalents at end of period	$434.0	$527.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the six months ended June 30	2009	2008
	(In millions)

Interest	$69.4	$144.1
Taxes	$45.1	$58.8

Liabilities were assumed in connection with our interests in Roxbury Capital Management, LLC, and Camden Partners Holdings, LLC; and with our acquisitions of AST Capital Trust Company, Bingham Legg Advisers, LLC, and Grant Tani Barash & Altman, LLC, as follows:

Liabilities assumed during the six months ended June 30	2009	2008
	(In millions)

Fair value of assets acquired	$—	$112.3
Goodwill and other intangible assets from acquisitions	6.1	96.6
Cash paid	(6.1)	(107.3)

Liabilities assumed	$—	$101.6

Non-cash items during the six months ended June 30	2009	2008
	(In millions)

Net unrealized gains/(losses) on securities, net of tax of $2.2 and $(30.6), respectively	$3.7	$(54.3)
Net unrealized (loss)/gain on equity method investment, net of tax of $(0.2) and $0.3, respectively	(0.4)	0.5
Reclassification adjustment for securities (gains)/losses included in net income, net of taxes of $(2.8) and $4.5 respectively	(4.8)	8.0
Net unrealized holding gains on derivatives used for cash flow hedges, net of taxes of $0.0 and $4.9, respectively	—	8.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of tax of $(2.4) and $(1.0), respectively	(4.2)	(1.6)
Foreign currency translation adjustment, net of tax of $0.8 and $0.1, respectively	1.6	0.3
Reclassification adjustment of derivative costs, net of tax of $0.0 and $(0.8), respectively	—	(1.4)
Postretirement benefits liability adjustment, net of tax of $0.0 and $0.1, respectively	—	0.1
Minimum pension liability adjustment, net of tax of $0.2 and $0.1, respectively	0.2	0.1
SERP[1] liability adjustment, net of tax of $0.8 and $0.1, respectively	1.4	0.2

[1]	Supplemental Executive Retirement Plan

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We may use the following abbreviations throughout this report:

APB:	Accounting Principles Board
ARB:	Accounting Research Bulletin
CPP:	U.S. Department of the Treasury Capital Purchase Program
EITF:	Emerging Issues Task Force
ESPP:	Employee Stock Purchase Plan
FASB:	The Financial Accounting Standards Board
FHLB:	Federal Home Loan Bank of Pittsburgh
FIN:	FASB Interpretation (Number)
FRB:	Federal Reserve Bank
FSP:	FASB Staff Position
GAAP:	U.S. generally accepted accounting principles
IRS:	Internal Revenue Service
NYSE:	New York Stock Exchange
SAB:	Staff Accounting Bulletin
SEC:	Securities and Exchange Commission
SERP:	Supplemental Executive Retirement Plan
SFAS:	Statements of Financial Accounting Standards
TARP:	U.S. Department of the Treasury Troubled Asset Relief Program

Due to our adoption on January 1, 2009, of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” we are calculating earnings per common share

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under the two-class method as described in SFAS 128, “Earnings per Share.” For more information about this, read Note 4, “Earnings per share,” in this report.

Our adoption on January 1, 2009, of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” changed the presentation of net income. What we formerly called “minority interest” is now called “noncontrolling interest.” In addition, our income statement includes a line for “net income attributable to the noncontrolling interest” as well as a line for “net income attributable to Wilmington Trust Corporation.” Throughout this report, we use “net income” to mean “net income attributable to Wilmington Trust Corporation.”

On April 1, 2009, we adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 applies to debt securities and amends when other-than-temporary impairments must be taken, and changes the amount and presentation of other-than-temporary impairments recognized in earnings when a portion of the impairment is not due to credit losses. The amount of impairment determined to be due to credit loss is recognized in earnings, and the non-credit-related portion of the impairment is now recorded in other comprehensive income. We recognized the effects of adopting this FSP as a change in accounting principle and recorded a cumulative effect adjustment to retained earnings at April 1, 2009, of $70.1 million, which represented our determination of the non-credit related portion of previously taken other-than-temporary impairment on debt securities. A corresponding adjustment was made to accumulated other comprehensive income. For more information about the effects of this pronouncement, read Note 10, “Investment Securities,” in this report.

Three other recent FASB pronouncements were effective for us as of June 30, 2009:

•	FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

•	FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments”

•	SFAS No. 165, “Subsequent Events”

These pronouncements did not affect our financial statements materially, but they did expand our associated disclosures. For more information about the effects of these pronouncements, read Note 5, “Fair value measurement of assets and liabilities,” Note 10, “Investment securities,” and Note 15, “Subsequent events,” in this report.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The common shares we issue as stock-based compensation come from our treasury, which held approximately 9.2 million shares at June 30, 2009. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

Stock-based compensation expense

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Compensation expense:
Common stock options	$0.6	$ 1.2	$ 1.7	$ 2.7
Restricted common stock	0.4	0.4	0.9	1.9
Employee stock purchase plan	—	(0.1)	(0.1)	(0.2)

Total compensation expense	$1.0	$ 1.5	$ 2.5	$ 4.4
Tax benefit	0.3	0.6	0.9	1.6

Net income effect	$0.7	$ 0.9	$ 1.6	$ 2.8

Stock option valuation assumptions

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Risk-free interest rate	2.14% - 3.35%	2.95% - 2.95%	2.14% - 3.35%	2.49% - 3.64%
Volatility of Corporation’s common stock	29.80% - 35.99%	14.55% - 14.55%	29.80% - 35.99%	13.71% - 17.86%
Expected common stock dividend yield	8.67% - 8.67%	4.11% - 4.11%	8.67% - 8.67%	3.85% - 4.34%
Expected life of options	4.9 - 8.6 years	4.7 years	4.9 - 8.6 years	4.7 - 8.2 years

For the valuation assumptions in the table above:

•	We use the Black-Scholes valuation method.

•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.

Stock-based compensation expense for incentive stock options and the ESPP affects our income tax expense and effective tax rate, because we are not allowed a tax deduction unless the award recipient or ESPP subscriber makes a disqualifying disposition upon exercise. As a participant in the CPP, we may not deduct compensation of more than $500,000 paid to any named executive officer identified in our proxy statement for any year in which the U.S. Treasury holds any debt or equity security we issued to the U.S. Treasury under the CPP.

Long-term incentive plan options exercised

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Number of common stock options exercised	—	25,550	—	196,411
Total intrinsic value of options exercised	$—	$0.2	$—	$0.5
Cash received from options exercised	$—	$0.7	$—	$4.5
Tax benefit realized from tax deductions for options exercised	$—	$—	$—	$0.1

Long-term incentive plan option activity for the six months ended June 30, 2009

			Weighted
	Common	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
				(In millions)

Outstanding at January 1, 2009	6,982,300	$34.95
Granted	1,100,100	$10.67
Exercised	—	$—
Expired	(315,040)	$29.68
Forfeited	(33,022)	$37.25

Outstanding at June 30, 2009	7,734,338	$31.70	3.3 years	$3.3
Exercisable at June 30, 2009	4,628,048	$33.99	2.1 years	$—

Unvested stock options

At June 30, 2009, total unrecognized compensation cost related to unvested common stock options was $4.2 million, which we expect to record over a weighted average period of 1.7 years. Stock options awarded since we became a participant in the CPP do not vest until the later of the stated vesting period or when the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP.

Restricted stock grants

We measure the fair value of restricted common stock by the last sale price of our common stock on the date of the restricted stock grant. We amortize the value of restricted stock grants into stock-based compensation

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expense on a straight-line basis over the requisite service period for the entire award. At June 30, 2009, total unrecognized compensation cost related to restricted stock grants was $3.0 million, which we expect to record over a weighted average period of 1.3 years.

Under our incentive plans, the vesting period for some of our restricted stock awards can accelerate upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award. In the 2009 second quarter, we recorded $0.4 million of expense for restricted stock grants. Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the later of the stated vesting period or when the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP.

Restricted stock activity for the six months ended June 30, 2009

	Restricted	Weighted Average Fair
	Shares	Value at Grant Date

Outstanding at January 1, 2009	178,908	$35.47
Granted	193,159	$9.47
Vested	(28,461)	$38.53
Forfeited	(12,567)	$26.43

Outstanding at June 30, 2009	331,039	$20.38

Employee stock purchase plan (ESPP)

For the ESPP, we record stock-based compensation expense based on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value. For the six months ended June 30, 2009, total recognized compensation cost related to the ESPP was $(0.1) million, due to forfeitures in the plan, and total unrecognized compensation cost related to this plan was $1.3 million.

Employee stock purchase plan

	Shares Reserved for	Subscriptions	Price
	Future Subscriptions	Outstanding	per Share

Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 ESPP	(487,724)	—
Subscriptions entered into on June 1, 2008	(116,076)	116,076	$27.67
Forfeitures	25,918	(25,918)	$27.67

Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	27.67
Shares issued	—	(1,798)	27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67

Balance at June 30, 2009	512,457	285,745

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Comprehensive (loss)/income

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions)

Net (loss)/income before noncontrolling interest	$(9.0)	$(19.3)	$12.9	$22.2
Other comprehensive (loss)/income, net of tax:
Net unrealized gains/(losses) on securities, net of income taxes of $2.2, $(24.8), $2.2, and $(30.6)	3.7	(44.0)	3.7	(54.3)
Net unrealized (loss)/gain on equity method investment, net of income taxes of $(0.2), $0.3, $(0.2), and $0.3	(0.4)	0.5	(0.4)	0.5
Reclassification adjustment for securities losses/(gains) included in net income, net of income taxes of $0.0, $4.5, $(2.8), and $4.5	—	8.0	(4.8)	8.0
Non-credit portion of held-to-maturity investment securities OTTI[1] losses recognized in other comprehensive income, net of income taxes of $(15.9), $0.0, $(15.9), and $0.0	(28.4)	—	(28.4)	—
Accretion of non-credit portion of OTTI[1] losses recognized in other comprehensive income, net of income taxes of $0.0, $0.0, $0.0, and $0.0	0.1	—	0.1	—
Reclassification of unrealized losses recorded at the time of transfer to held to maturity, net of income taxes of $9.2, $0.0, $9.2, and $0.0	16.3	—	16.3	—
Reclassification adjustment for current period OTTI[1] recognized in income, net of income taxes of $4.3, $0.0, $4.3, and $0.0	7.7	—	7.7	—
Net unrealized holding gains arising during the period on derivatives used for cash flow hedges, net of income taxes of $0.0, $0.0, $0.0, and $4.9	—	—	—	8.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(1.0), $(1.1), $(2.4), and $(1.0)	(2.1)	(2.0)	(4.2)	(1.6)
Reclassification adjustment of derivative costs, net of income taxes of $0.0, $0.0, $0.0, and $(0.8)	—	—	—	(1.4)
Foreign currency translation adjustments, net of income taxes of $1.0, $0.0, $0.8, and $0.1	2.0	—	1.6	0.3
SERP liability adjustment, net of income taxes of $0.1, $0.1, $0.8, and $0.1	0.2	0.1	1.4	0.2
Postretirement benefits liability adjustment, net of income taxes of $0.0, $0.0, $0.0, and $0.1	—	—	—	0.1
Minimum pension liability adjustment, net of income taxes of $0.0, $0.0, $0.2, and $0.1	0.2	0.1	0.2	0.1

Comprehensive (loss)/income before the noncontrolling interest	$(9.7)	$(56.6)	$6.1	$(17.1)
Comprehensive income attributable to the noncontrolling interest	0.1	0.2	0.2	0.3

Comprehensive (loss)/income attributable to Wilmington Trust Corporation	$(9.8)	$(56.8)	$5.9	$(17.4)

[1]	Other-than-temporary impairment

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Earnings per share

As a result of our adoption on January 1, 2009, of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” we calculate earnings per common share under the two-class method as described in SFAS No. 128, “Earnings per Share.” The restricted stock awards we grant include nonforfeitable rights to receive dividends over the vesting period of the award. Based on the guidance in FSP EITF 03-6-1, our unvested restricted stock awards meet the definition of a participating security, and we are required to use the two-class method to calculate earnings per share.

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

In accordance with EITF 03-6-1, we recalculated the basic and diluted earnings per share amounts for the six months ended June 30, 2008, under the two-class method. This recalculation did not change the previously reported basic or diluted earnings per share amounts.

Computation of basic and diluted earnings per share

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions, except earnings
	per share and dividends per share)

Net (loss)/income	$(9.1)	$(19.5)	$12.7	$21.9
Dividends and accretion on preferred stock	4.5	—	9.2	—

Net (loss)/income available to common shareholders	$(13.6)	$(19.5)	$3.5	$21.9

Average common shares issued and outstanding	69.0	67.2	69.0	67.1
Dilutive common shares from employees stock options, ESPP subscriptions, and stock warrants	—	—	—	0.3

Total dilutive common shares issued and outstanding	69.0	67.2	69.0	67.4

Basic (loss)/income per common share	$(0.20)	$(0.29)	$0.05	$0.33
Diluted (loss)/income per common share[1]	$(0.20)	$(0.29)	$0.05	$0.33
Cash dividends declared per common share	$0.1725	$0.345	$0.345	$0.68
Anti-dilutive options and warrants excluded from calculation	8.0	7.4	8.5	4.5

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subjective judgments and assumptions we make about market information and economic conditions. Changes in market interest rates or any of the assumptions underlying our estimates could cause those estimates to change significantly.

We do not believe that the aggregate fair value amounts presented in this note offer a full assessment of our consolidated financial condition, our ability to generate net income, or the value of our company, because the fair value amounts presented here do not consider any value that may accrue from existing client relationships or our ability to create value by making loans, gathering deposits, or providing fee-based services. In addition, we do not include the values of nonfinancial assets and liabilities, intangible assets, and certain other financial instruments.

We measure the fair values of assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements,” FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and other related guidance. SFAS No. 157 establishes a three-level hierarchy that prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities:

•	Level 1. Level 1 inputs are unadjusted quoted prices, such as NYSE closing prices, in active markets for identical assets. Level 1 is the highest priority in the hierarchy.

•	Level 2. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as other significant inputs that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates, and yield curves.

•	Level 3. Level 3 inputs are unobservable inputs. Typically, our own assumptions determine these inputs, since there is little, if any, related market activity. Level 3 is the lowest priority in the hierarchy.

If we use multiple input levels to calculate the fair value of an asset or liability, then the lowest-level significant input determines the level for the entire fair value measurement of that asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to each asset or liability.

In accordance with GAAP, we may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These adjustments typically relate to lower-of-cost or fair value accounting, or write-downs of individual assets due to impairment.

The following paragraphs summarize how we determine fair values and inputs to fair value calculations.

Cash and due from banks, short-term investments, accrued interest receivable, short-term borrowings, and accrued interest payable. Since these instruments have short maturities, their fair values and carrying values are approximately the same.

Investment securities. We review our debt and equity investment securities at least quarterly to determine their fair value. The key determinants of fair value are market interest rates, credit spreads, and investor perceptions. When market interest rates rise or credit spreads widen, the fair values of debt and equity securities typically decline and unrealized losses increase. Conversely, when market interest rates fall or credit spreads tighten, the fair values of debt and equity securities typically increase. As their fair values rise, unrealized losses may decrease or unrealized gains may increase.

To determine the fair values of most of our investment securities, we consider a variety of factors and use criteria specified by the SEC and FASB. We use financial market data, credit data, cash flow projections, and other analytics generated internally and by third parties. Where possible, we use direct quotes or draw parallels from the trades and quotes of securities with similar features. If these parallels are not available, we base fair value on the market prices of comparable instruments as quoted by broker-dealers, with adjustments for maturity dates, underlying assets, credit ratings, and other items, if necessary.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Due to continued illiquidity in the market for pooled trust-preferred securities (TruPS), we mainly use Level 3 inputs, obtained from brokers or third-party advisors, to estimate the fair value of these securities. To estimate fair value, we use an internal model that reflects liquidity and credit risk to discount the cash flow projections provided by the third-party advisors.

The base cash flow for the calculation is the remaining expected future cash flows, based on the contractual terms of the security and adjusted for current and potential future defaults. We adjust our default assumptions each quarter based on, among other factors, the current financial sector environment; estimates of loss severity; and developments related to the financial institutions whose securities underlie the pooled TruPS. We also adjust the discount rate for appropriate risk premiums, including liquidity risk and credit risk. Based on changes in certain yield curves related to the financial sector, and other factors, we estimate the associated risk premium for each individual security and adjust the discount rate accordingly.

While estimating fair values and the inputs to fair value calculations in illiquid markets is inherently uncertain, we believe our methodology applies assumptions that market participants would find relevant, and provides the best estimate of fair value at this time.

FHLB and FRB stock. The fair value of FHLB and FRB stock is assumed to equal its cost basis, since the stock is nonmarketable but redeemable at its par value.

Derivative financial instruments. We base the fair value estimates of derivative instruments on pricing models that use assumptions about market conditions and risks that are current as of the reporting date. The derivative instruments we use are mainly interest rate swaps and floors, which we use primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), the estimated fair values of these instruments represent the amounts we would have expected to receive or pay to terminate such agreements.

To determine the fair values of our interest rate swaps, we obtain data from an independent third-party advisor on interest rate and foreign exchange risk management. We use data provided by this advisor to determine the fair values of our interest rate swaps by using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). We base the variable cash payments or receipts on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with SFAS No. 157, we incorporate credit valuation adjustments to reflect both our nonperformance risk and the respective counterparty’s nonperformance risk. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Most of the inputs we use to value our swap contracts fall within Level 2 of the fair value hierarchy. For the credit valuation adjustments, we use some Level 3 inputs, such as internal estimates of current credit spreads for our swap clients, to evaluate the likelihood of default by us and our counterparties.

For more information about our use of derivatives, read Note 6, “Derivative and hedging activities,” in this report, and Note 15, “Derivative and hedging activities,” in our 2008 Annual Report to Shareholders.

Loans. For fixed rate loans with no significant credit risk, and for variable rate loans with no significant credit risk that reprice within one year, we base fair value estimates on the carrying amounts of the loans. For all other loans, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers with similar credit quality.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Deposits. The fair values of demand deposits equal the amount payable on demand as of the reporting date. The carrying amount for variable rate deposits approximates their fair values as of the reporting date. To estimate the fair values of fixed rate CDs, we use a discounted cash flow analysis that incorporates prevailing market rates for CDs with comparable maturities.

Long-term debt. We base the fair value of long-term debt on the borrowing rate currently available to us for debt with comparable terms and maturities.

Commitments to extend credit and letters of credit. The fair values of loan commitments and letters of credit approximate the fees we charge for providing these services.

Carrying values and estimated fair values

	As of June 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Financial assets:
Cash and due from banks	$222.3	$222.3	$290.4	$290.4
Short-term investments	211.7	211.7	186.3	186.3
Investment securities	715.0	684.1	1,373.3	1,329.9
FHLB and FRB stock	26.7	26.7	20.0	20.0
Loans, net of reserves	8,990.3	8,844.4	9,462.0	9,384.0
Interest rate swap contracts	50.3	50.3	73.7	73.7
Accrued interest receivable	70.5	70.5	82.0	82.0

Financial liabilities:
Deposits	$7,779.2	$7,855.4	$8,416.4	$8,468.0
Short-term borrowings	1,220.9	1,220.9	1,617.2	1,617.2
Interest rate swap contracts	50.8	50.8	74.5	74.5
Accrued interest payable	70.1	70.1	71.2	71.2
Long-term debt	469.9	434.5	468.8	442.7

Fair values measured on a recurring basis

In the first six months of 2009, we used Level 1 and Level 2 inputs to determine the fair value of our investment securities, as shown in the table below. To determine the proper level of detail for disclosures, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

To determine the fair value of the interest rate swap contracts shown in the table below, we used Level 2 inputs. Credit valuation adjustments did not significantly change the overall valuation of these contracts.

Fair value of assets and liabilities measured on a recurring basis

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Assets:
Investment securities available for sale:
U.S. Treasury securities	$44.3	$ —	$—	$ 44.3
Government agency securities	—	191.4	—	191.4
Obligations of state and political subdivisions	—	6.1	—	6.1
Collateralized mortgage obligations:
Secured by residential mortgages	—	65.8	—	65.8
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	231.4	—	231.4
Preferred stock:
Large financial institutions	—	16.7	—	16.7
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	19.7	—	19.7
Other marketable equity securities:
Mutual funds	14.7	3.1	—	17.8
Other	—	5.8	—	5.8

Total other marketable equity securities	14.7	8.9	—	23.6
Interest rate swap contracts	—	50.3	—	50.3

Total assets	$59.0	$573.6	$—	$632.6

Liabilities:
Interest rate swap contracts	$ —	$ 50.8	$—	$ 50.8

Total liabilities	$ —	$ 50.8	$—	$ 50.8

Fair value of assets and liabilities measured on a nonrecurring basis

For assets measured on a nonrecurring basis:

•	We used Level 2 inputs and the previously described techniques to estimate the fair value of loans. Loan amounts in the table below are based mainly on the fair value of the loan’s collateral. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to SFAS No. 157, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	We used Level 2 inputs, which typically consist of appraisals, to estimate the fair value of other real estate owned. Other real estate owned is recorded on the balance sheet at fair value, net of cost to sell, when we obtain control of the property.

•	We used Level 2 and Level 3 inputs to estimate the fair value of trust-preferred securities (TruPS), as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We obtained these inputs from brokers as well as from cash flow projections from third-party advisors. We then used an internal model that reflects liquidity and credit risk to discount the third-party cash flow projections for each TruPS issue.

At June 30, 2009, all of the held-to-maturity investment securities we measure on a nonrecurring basis were TruPS that were other-than-temporarily impaired. For more information about these securities, read Note 10, “Investment securities,” in this report.

Fair value of assets and liabilities measured on a nonrecurring basis as of June 30, 2009

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

Loans	$—	$21.7	$—	$21.7
Other real estate owned	$—	$17.6	$—	$17.6
Investment securities held to maturity:
Pooled trust-preferred securities	$—	$—	$28.3	$28.3

6.	Derivative and hedging activities

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

When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract with a third party (counterparty). The counterparty exchanges the client’s fixed rate loan payments for floating rate loan payments. These counterparties are large international money center banks. Our arrangements with some of these counterparties require us to post collateral when our swaps are in a liability position and allow us to request collateral when our swaps are in an asset position. When our derivatives are in an asset position, we retain the credit risk that is associated with the potential failure of these counterparties. At June 30, 2009, all of our counterparty swaps were in a liability position. For our commercial loan clients, we retain the credit risk inherit in making loans.

As of June 30, 2009, we had:

•	156 client swap contracts for a notional amount of $1,022.3 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $2,044.6 million in swaps associated with loans to clients.

•	No interest rate floor contracts.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under SFAS No. 133, our client swap contracts are not considered hedging instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At June 30, 2009, we have recognized a receivable in the amount of $8.5 million related to cash collateral we posted with our counterparties.

Client swap contract gain/(loss) recognized in other noninterest income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Interest rate swap contracts with commercial borrowers	$(18.8)	$(10.8)	$(23.4)	$ 6.1
“Mirror” swap contracts with counterparties	19.1	10.8	23.7	(6.1)

Total	$ 0.3	$ —	$ 0.3	$ —

All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on 1) the termination value (fair value excluding the credit valuation adjustment) of the swaps, 2) thresholds defined in the swap contracts, and 3) the risk associated with the securities that we pledge, which may result in collateral postings in excess of the termination value of the collateralized swaps.

These credit risk contingent features include:

•	Cross-default provisions. We have agreements with each of our non-client swap derivative counterparties that contain cross-default provisions. If we were to default on certain of our obligations, independent of our swap obligations, then we could also be declared in default on our derivative obligations and the swap arrangement could terminate.

•	Credit rating contingent features resulting in a collateral call. We have agreements with some of our non-client swap derivative counterparties that contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.

•	Credit rating contingent features resulting in swap termination. We have an agreement with one of our non-client swap derivative counterparties that contains a provision under which a decrease in our credit ratings to below investment grade could result in the termination of the swap agreement by the counterparty.

At June 30, 2009:

•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $50.8 million, for which we had posted collateral of $44.2 million in cash and mortgage-related securities in the normal course of business.

•	The aggregate fair value of all derivative instruments with cross-default provisions that were in a liability position was $50.8 million. If all of our “mirror” swaps had terminated on June 30, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination value of $51.1 million. Since $44.2 million had already been posted as collateral at June 30, 2009, this could have resulted in a payment to our counterparties of $6.9 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	The aggregate fair value of all derivative instruments with a collateral call provision related to the credit rating contingent feature that were in a liability position was $43.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.

•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.3 million, and no collateral was posted. If this swap had terminated on June 30, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.5 million.

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

We reclassified $6.6 million of this gain into income during the first six months of 2009. Between July 1, 2009, and June 30, 2010, we expect to reclassify approximately $9.4 million of pretax net gains, or approximately $6.1 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. These estimates could differ from the amounts we actually recognize if we add other hedges.

Fair value of derivative instruments

	At June 30,	At December 31,
	2009	2008
	(In millions)

Asset derivatives recorded in “Other assets:”
Interest rate swap contracts	$50.3	$73.7

Total asset derivatives	$50.3	$73.7
Liability derivatives recorded in “Other liabilities:”
Interest rate swap contracts	$50.8	$74.5

Total liability derivatives	$50.8	$74.5

Effect of interest rate floor contracts in cash flow hedging relationships on other comprehensive income and the Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Amount of gain recognized in OCI (effective portion)	$—	$—	$—	$13.5
Amount of gain reclassified from accumulated OCI into interest income (effective portion)	$2.9	$2.9	$6.2	$4.5
Amount of gain recognized in interest income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

For more information about our derivative and hedging activities and how we account for them, read Note 2, “Summary of significant accounting policies,” and Note 15, “Derivative and hedging activities,” in our 2008

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Annual Report to Shareholders. For more information about fair values of derivatives, read Note 5, “Fair value measurement of assets and liabilities,” in this report, as well as Note 14, “Fair value measurement of assets and liabilities,” in our 2008 Annual Report to Shareholders.

7.	Reserve for loan losses

Changes in the reserve for loan losses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)

Reserve for loan losses at beginning of period	$167.0	$106.4	$157.1	$101.1
Loans charged off:
Commercial, financial, and agricultural	(8.5)	(2.9)	(16.1)	(3.6)
Commercial real estate – construction	(18.4)	(5.2)	(20.8)	(5.5)
Commercial mortgage	(1.7)	(0.1)	(2.0)	(0.1)
Consumer and other retail	(11.1)	(6.0)	(23.9)	(11.3)

Total loans charged off	$ (39.7)	$ (14.2)	$ (62.8)	$ (20.5)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	0.1	0.2	0.3	0.3
Commercial real estate – construction	—	—	—	—
Commercial mortgage	—	0.8	—	0.8
Consumer and other retail	3.4	1.4	5.1	3.0

Total recoveries	$ 3.5	$ 2.4	$ 5.4	$ 4.1
Net loans charged off:
Commercial, financial, and agricultural	(8.4)	(2.7)	(15.8)	(3.3)
Commercial real estate – construction	(18.4)	(5.2)	(20.8)	(5.5)
Commercial mortgage	(1.7)	0.7	(2.0)	0.7
Consumer and other retail	(7.7)	(4.6)	(18.8)	(8.3)

Total net loans charged off	$ (36.2)	$ (11.8)	$ (57.4)	$ (16.4)
Transfers from/(to) reserve for lending commitments	0.1	—	1.7	—
Provision charged to operations	$ 54.0	$ 18.5	$ 83.5	$ 28.4

Reserve for loan losses at end of period	184.9	113.1	184.9	113.1
Reserve for lending commitments in other liabilities[1]	$ 4.0	$ —	$ 4.0	$ —

[1]	The reserve for lending commitments was transferred to other liabilities as of December 31, 2008. Prior periods were not reclassified.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Goodwill and other intangible assets

Goodwill and other intangible assets

	At June 30, 2009			At December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Goodwill (nonamortizing)	$393.2	$29.8	$363.4	$385.4	$29.8	$355.6
Other intangibles (amortizing):
Mortgage servicing rights	$11.4	$8.4	$3.0	$9.7	$8.0	$1.7
Client lists	73.7	33.4	40.3	73.2	28.4	44.8
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	2.1	1.5	0.6	2.0	1.5	0.5

Total other intangibles	$88.9	$45.0	$43.9	$86.6	$39.6	$47.0

In the table above, the change in accumulated amortization at June 30, 2009, includes an increase of $0.4 million due to foreign currency translation adjustments.

Amortization expense of other intangibles assets

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Amortization expense of other intangible assets	$2.5	$2.3	$5.0	$3.8

Future amortization expense of other intangibles assets

For the Year Ended December 31	2010	2011	2012	2013	2014
	(In millions)

Estimated annual amortization expense of other intangibles	$8.5	$7.2	$5.9	$4.6	$3.3

Carrying amount of goodwill by business segment

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
	Banking	Services	Services	Managers	Total
	(In millions)

Balance as of January 1, 2009	$3.8	$125.7	$83.2	$142.9	$355.6
Goodwill acquired	—	6.1	—	—	6.1
Increase in carrying value due to foreign currency translation adjustments	—	—	1.7	—	1.7

Balance as of June 30, 2009	$3.8	$131.8	$84.9	$142.9	$363.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The goodwill from acquisitions recorded for 2009 consists of a $6.1 million contingent payment recorded under Wealth Advisory Services in connection with the 2004 acquisition of Grant Tani Barash & Altman, LLC.

Changes in other intangible assets

	2009			2008
			Weighted			Weighted
			Average			Average
	Amount	Residual	Amortization	Amount	Residual	Amortization
For the Six Months Ended June 30	Assigned	Value	Period	Assigned	Value	Period
	(In millions)

Mortgage servicing rights	$1.7	$—	8 years	$0.4	$—	8 years
Client lists	—	—		14.8	—	7 years
Increase in carrying value due to foreign currency translation adjustments	0.5	—		—	—
Other intangibles	0.1	—	9 years	—	—

Changes in other intangible assets	$2.3	$—		$15.2	$—

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

Components of net periodic benefit cost for the three months ended June 30

					Postretirement
	Pension Benefits		SERP Benefits		Benefits
	2009	2008	2009	2008	2009	2008
	(In millions)

Service cost	$3.0	$2.4	$0.3	$0.2	$0.1	$0.3
Interest cost	3.3	3.1	0.5	0.4	0.5	0.6
Expected return on plan assets	(4.7)	(4.5)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.1)
Recognized actuarial losses	0.5	0.1	0.2	0.1	0.2	0.2

Net periodic benefit cost	$2.1	$1.1	$1.1	$0.8	$0.3	$1.0

Employer contributions	$—	$—	$0.1	$0.1	$0.7	$0.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of net periodic benefit cost for the six months ended June 30

					Postretirement
	Pension Benefits		SERP Benefits		Benefits
	2009	2008	2009	2008	2009	2008
	(In millions)

Service cost	$5.9	$4.9	$0.5	$0.4	$0.2	$0.7
Interest cost	6.7	6.1	1.0	0.8	0.9	1.2
Expected return on plan assets	(9.3)	(9.0)	—	—	—	—
Amortization of prior service cost	—	—	0.2	0.2	(1.0)	(0.3)
Recognized actuarial losses	0.9	0.2	0.4	0.2	0.4	0.4

Net periodic benefit cost	$4.2	$2.2	$2.1	$1.6	$0.5	$2.0

Employer contributions	$—	$—	$0.3	$0.3	$1.5	$1.2
Expected annual contribution	$—		$0.6		$3.0

10.	Investment securities

We maintain an investment securities portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio.

Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair value, which can be equal to, more than, or less than their book value (amortized cost). To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 5, “Fair value measurement of assets and liabilities,” in this report, and Note 14, “Fair value measurement of assets and liabilities,” in our 2008 Annual Report to Shareholders.

We classify investment securities in two categories:

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

When a security’s fair value falls below its book value, the security is considered impaired, and we must account for it as either temporarily impaired or as other-than-temporarily impaired (OTTI). To determine whether a security is temporarily impaired or OTTI, we consider factors that include:

•	Whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, industry conditions, and/or market volatility.

•	The severity and duration of the decline in fair value below the security’s amortized cost basis.

•	The issuer’s ability to make scheduled interest or principal payments.

•	Credit rating agency changes to the credit rating of the security or its issuer.

•	Whether we intend to sell the security or hold it until it recovers in value, matures, or is called.

•	Whether it is more likely than not that we will be required to sell the security before it recovers its amortized cost basis.

When we classify a security as temporarily impaired, it means we believe the security’s valuation decline (impairment) is primarily a function of short-term financial market forces. When we classify a security as OTTI, it means we believe that conditions in addition to financial market forces have contributed to the security’s valuation decline. When a security is determined to be OTTI under GAAP, we are required to record its decline in valuation as a write-down.

On April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changes the accounting for OTTI securities. Under this standard, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as a securities impairment (loss) and the portion related to all other factors is recognized in comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security, which is defined as the carrying value plus any previous OTTI write-downs recorded in accumulated other comprehensive income, and the present value of the expected future cash flows for the security. For more information about how we determine the expected future cash flows used to calculate the credit loss portion of an OTTI write-down, read Note 5, “Fair value measurements of assets and liabilities,” in this report.

As a result of adopting FSP FAS 115-2 and FAS 124-2, we were required to record a cumulative effect adjustment for securities that we hold and that were previously OTTI. The cumulative effect adjustment that we recorded in the 2009 second quarter, as an adjustment to the opening balance of retained earnings and accumulated other comprehensive income, was based on the following:

•	The 14 pooled trust-preferred securities (TruPS) that were determined to be OTTI in the 2008 fourth quarter for which we recorded an impairment of $97.0 million.

•	The 1 pooled TruPS that was determined to be OTTI in the 2009 first quarter for which we recorded an impairment of $0.6 million.

We reclassified $70.1 million of these OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment. The portion of the 2008 fourth quarter and 2009 first quarter OTTI charges that was determined to be credit-related was $27.1 million. This amount remained in retained earnings. Prior to the cumulative effect adjustment, $0.4 million of 2009 first quarter accretion was recorded and increased the amortized cost basis used to calculate the cumulative effect adjustment.

The estimated values of some of our investment securities declined during the first six months of 2009 due to continued stress in the financial markets. We determined that some of these declines were temporary and some were other than temporary. We discuss temporarily impaired securities later in this note.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition to the $0.6 million first quarter write-down for a pooled TruPS, we recorded a $3.9 million OTTI write-down in the 2009 first quarter for mutual fund investments recorded on the balance sheet as “Other securities” in the AFS portfolio.

In the 2009 second quarter, 21 of the pooled TruPS were determined to be OTTI and we recorded a $67.7 million write-down on their value. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities. Under the guidance of FSP FAS 115-2 and FAS 124-2, therefore, we determined that $23.4 million of the $67.7 million write-down was credit-related, as it represented reductions in estimated cash flows from the OTTI TruPS. We recorded the $23.4 million as a securities impairment (loss), which reduced 2009 second quarter net income by $14.6 million on an after-tax basis. We recorded the $44.3 million difference in other comprehensive income, which reduced common stockholders’ equity by $28.4 million on an after-tax basis.

Under the guidance of FSP FAS 115-2 and FAS 124-2, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the current yield. We then adjust the discount rate for appropriate risk premiums of each security, based on changes in certain yield curves related to the financial sector, as well as other factors. We also adjust the cash flows of each security for current and potential future defaults each quarter. To determine the potential for future defaults, a third party analyzes the creditworthiness of every underlying issuer of each TruPS, and formulates assumptions about which issuers may not be able to make payments in the future. These analyses consider the capital strength, liquidity position, stock price, credit risk exposure, and credit rating of each issuer, as well as other financial measures. We believe this methodology most closely predicts the cash flows we expect to collect for each security.

Credit loss roll forward

At June 30, 2009
(In millions)

Beginning balance[1]	$27.1
Additions:
Credit losses for which other than temporary impairment was not previously recognized	9.9
Additional credit losses for which other than temporary impairment was previously recognized	13.5

Ending balance	$50.5

[1]	On April 1, 2009, we recognized a cumulative effect adjustment for the adoption of FSP FAS 115-2 and FAS 124-2 and determined that $27.1 million of previously recorded OTTI write-downs represented credit losses.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortized cost and fair value of available-for-sale securities

		OTTI
	Amortized	Recognized	Unrealized	Unrealized	Fair
At June 30, 2009	Cost	in OCI	Gains	Losses	Value
	(In millions)

Investment securities available for sale:
U.S. Treasury securities	$44.2	$—	$0.1	$—	$44.3
Government agency securities	189.3	—	2.1	—	191.4
Obligations of state and political subdivisions	6.1	—	—	—	6.1
Collateralized mortgage obligations:
Secured by residential mortgages	64.6	—	1.3	(0.1)	65.8
Mortgage-backed securities:
Residential mortgage-backed securities	224.5	—	6.9	—	231.4
Preferred stock:
Large financial institutions	17.5	—	0.6	(1.4)	16.7
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	0.6	(1.4)	19.7
Other marketable equity securities:
Mutual funds	16.8	—	1.0	—	17.8
Other	5.8	—	—	—	5.8

Total other marketable equity securities	22.6	—	1.0	—	23.6

Total investment securities available for sale	$571.8	$—	$12.0	$(1.5)	$582.3

		OTTI
	Amortized	Recognized	Unrealized	Unrealized	Fair
At December 31, 2008	Cost	in OCI	Gains	Losses	Value
	(In millions)

Investment securities available for sale:
U.S. Treasury securities	$41.2	$—	$0.2	$—	$41.4
Government agency securities	453.9	—	9.1	—	463.0
Obligations of state and political subdivisions	6.3	—	—	(0.1)	6.2
Collateralized mortgage obligations:
Secured by residential mortgages	188.6	—	1.9	(0.7)	189.8
Mortgage-backed securities:
Residential mortgage-backed securities	461.0	—	9.6	(0.1)	470.5
Preferred stock:
Large financial institutions	17.5	—	0.4	(3.8)	14.1
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	0.4	(3.8)	17.1
Other marketable equity securities:
Mutual funds	20.5	—	—	(3.6)	16.9
Other	5.8	—	—	—	5.8

Total other marketable equity securities	26.3	—	—	(3.6)	22.7

Total investment securities available for sale	$1,197.8	$—	$21.2	$(8.3)	$1,210.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortized cost, carrying value, and fair value of held-to-maturity securities

		OTTI
	Amortized	Recognized	Carrying	Unrealized	Unrealized	Fair
At June 30, 2009	Cost	in OCI	Value	Gains	Losses	Value
	(In millions)

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.6	$—	$0.6	$—	$—	$0.6
Corporate debt securities:
Single issue trust-preferreds	57.4	—	57.4	—	(16.5)	40.9
Pooled trust-preferreds	175.6	102.3	73.3	0.8	(15.2)	58.9

Total corporate debt securities	233.0	102.3	130.7	0.8	(31.7)	99.8
Foreign debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.9	—	0.9	—	—	0.9

Total investment securities held to maturity	$235.0	$102.3	$132.7	$0.8	$(31.7)	$101.8

		OTTI
	Amortized	Recognized	Carrying	Unrealized	Unrealized	Fair
At December 31, 2008	Cost	in OCI	Value	Gains	Losses	Value
	(In millions)

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.7	$—	$0.7	$—	$—	$0.7
Mortgage-backed securities:
Residential mortgage-backed securities	0.2	—	0.2	—	—	0.2
Corporate debt securities
Single issue trust-preferreds	57.0	—	57.0	—	(17.2)	39.8
Pooled trust-preferreds	103.2	—	103.2	—	(26.2)	77.0

Total corporate debt securities	160.2	—	160.2	—	(43.4)	116.8
Foreign debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	1.0	—	1.0	—	—	1.0

Total investment securities held to maturity	$162.6	$—	$162.6	$—	$(43.4)	$119.2

Temporarily impaired securities

When a security is determined to be temporarily impaired and there is an associated unrealized loss, its accounting treatment depends on whether it is classified as AFS or HTM.

For temporarily impaired AFS securities, we are required to:

•	Report the amount of the impairment as an unrealized loss.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Record the unrealized loss as a change in stockholders’ equity through accumulated other comprehensive income.

This reduces stockholders’ equity. It does not affect earnings.

For temporarily impaired HTM securities, we are required to:

•	Disclose the amount of the decline in fair value.

•	Make that disclosure in a footnote, not as a change in stockholders’ equity.

There is no effect on our financial statements or earnings.

For some of our temporarily impaired securities, continued uncertainty and volatility in the financial markets during the first six months of 2009 caused fair value estimates to decrease and the associated estimated unrealized losses to increase. We believe these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the securities’ issuers.

We retain temporarily impaired securities because they generate expected cash flows, and because we do not intend to sell them before they recover in value or mature, at which point their fair values equal their book values. In addition, we believe it is unlikely that we will be required to sell these securities before they recover their amortized cost basis. While we have determined these unrealized losses to be temporary, a continued downturn in the financial markets could cause us to reassess our determination.

Temporarily impaired securities at June 30, 2009

	Fewer than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)

Collateralized mortgage obligations:
Secured by residential mortgages	$—	$—	$15.8	$(0.1)	$15.8	(0.1)
Corporate debt securities:
Single issue trust-preferreds	—	—	40.9	(16.5)	40.9	(16.5)
Pooled trust-preferreds	—	—	21.9	(15.2)	21.9	(15.2)

Total corporate debt securities	—	—	62.8	(31.7)	62.8	(31.7)
Preferred stock:
Large financial institutions	—	—	12.3	(1.4)	12.3	(1.4)

Total temporarily impaired securities	$—	$—	$90.9	$(33.2)	$90.9	$(33.2)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Temporarily impaired securities at December 31, 2008

	Fewer than 12 Months		12 Months or More		Total
		Estimated		Estimated		Estimated
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)

Obligations of state and political subdivisions	$5.5	$(0.1)	$—	$—	$5.5	$(0.1)
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	39.5	(0.8)	39.5	(0.8)
Corporate debt securities:
Single issue trust-preferreds	—	—	39.8	(17.2)	39.8	(17.2)
Pooled trust-preferreds	—	—	44.3	(26.2)	44.3	(26.2)

Total corporate debt securities	—	—	84.1	(43.4)	84.1	(43.4)
Preferred stock:
Large financial institutions	—	—	10.8	(3.8)	10.8	(3.8)
Other marketable equity securities:
Mutual Funds	13.6	(3.6)	—	—	13.6	(3.6)

Total temporarily impaired securities	$19.1	$(3.7)	$134.4	$(48.0)	$153.5	$(51.7)

Trust-preferred securities (TruPS)

We record TruPS on our balance sheet in “Other debt securities.” Our TruPS portfolio consists of 38 pooled issues and 9 single-issue securities. The single-issue TruPS are from money center and large regional banks. The pooled instruments include securities issued by banks, insurance companies, and other financial institutions. Our positions in pooled TruPS generally are secured by over-collateralization or default protections provided by subordinated tranches. All of our TruPS are classified as HTM securities.

Fourteen of our pooled TruPS were declared OTTI as of December 31, 2008. One of our pooled TruPS was declared OTTI at March 31, 2009. At June 30, 2009, 21 of our pooled TruPS were OTTI, and none of our single-issue TruPS was OTTI.

Carrying value and estimated fair value of the TruPS portfolio

	At June 30,	At December 31,
	2009	2008
	(In millions)

Carrying value	$130.7	$160.2
Estimated fair value	$99.8	$116.8

Given the current illiquidity in the market for TruPS, determining their estimated fair value requires substantial judgment and estimation of factors that are not currently observable. Because of changes in the creditworthiness of the underlying financial institutions, market conditions, and other factors, it is possible that, in future reporting periods, we could deem more of our TruPS to be OTTI. Such a determination would require us to write down their value and incur a non-cash OTTI charge.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit ratings of TruPS in Wilmington Trust’s portfolio as rated by Fitch Ratings

	Number of		Amortized	Fair Value Plus
At June 30, 2009	Holdings	Fair Value	Cost	Unrealized Losses
	(Dollars in millions)

Pooled TruPS:
AAA	3	$9.3	$9.4	$9.4
AA	1	2.1	2.6	2.6
A	—	—	—	—
BBB	1	1.4	2.2	0.9
Below investment grade	33	46.1	161.4	60.4
Not rated	—	—	—	—

Total pooled TruPS	38	$58.9	$175.6	$73.3

Single-issue TruPS:
AAA	—	$—	$—	$—
AA	—	—	—	—
A	4	21.9	32.2	38.1
BBB	3	13.4	16.6	19.4
Below investment grade	2	5.6	8.6	10.7
Not rated	—	—	—	—

Total single-issue TruPS	9	$40.9	$57.4	$68.2

Total TruPS	47	$99.8	$233.0	$141.5
Total investment securities portfolio		$684.1	$806.8	$727.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit ratings of TruPS in Wilmington Trust’s portfolio as rated by Moody’s Investors Service

	Number of		Amortized	Fair Value Plus
At June 30, 2009	Holdings	Fair Value	Cost	Unrealized Losses
	(Dollars in millions)

Pooled TruPS:
Aaa	1	$1.9	$2.4	$2.4
Aa	3	9.5	9.6	9.6
A	—	—	—	—
Baa	1	1.4	2.2	0.9
Below investment grade	33	46.1	161.4	60.4
Not rated	—	—	—	—

Total pooled TruPS	38	$58.9	$175.6	$73.3

Single-issue TruPS:
Aaa	—	$—	$—	$—
Aa	—	—	—	—
A	5	30.1	41.0	47.8
Baa	3	8.2	12.5	15.6
Below investment grade	—	—	—	—
Not rated	1	2.6	3.9	4.8

Total single-issue TruPS	9	$40.9	$57.4	$68.2

Total TruPS	47	$99.8	$233.0	$141.5
Total investment securities portfolio		$684.1	$806.8	$727.3

Other matters

At June 30, 2009, securities with an aggregate book value of $704.7 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, and interest rate swap agreements, and for other purposes required by law.

We had investments in the securities of regulatory authorities that totaled $26.7 million at June 30, 2009, and $20.0 million at December 31, 2008. These securities are carried at cost.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contractual maturity of securities

		After 1 Year	After 5 Years
	1 Year or	Through	Through	After
At June 30, 2009	Less	5 Years	10 Years	10 Years	Total
	(Dollars in millions)

Debt securities available for sale:
U.S. Treasury securities	$43.6	$0.6	$—	$—	$44.2
Government agency securities	85.9	65.0	38.4	—	189.3
Obligations of state and political subdivisions	—	0.3	—	5.8	6.1
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	7.8	56.8	64.6
Mortgage-backed securities:
Residential mortgage-backed securities	—	16.1	153.4	55.0	224.5

Total amortized cost of debt securities available for sale	$129.5	$82.0	$199.6	$117.6	$528.7
Fair value of debt securities available for sale	$130.3	$83.2	$205.1	$120.4	$539.0
Weighted average yield of debt securities available for sale[1]	1.46%	5.23%	4.48%	4.54%	3.87%

Debt securities held to maturity:
Obligations of state and political subdivisions	$—	$0.6	$—	$—	$0.6
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	57.4	57.4
Pooled trust-preferreds	—	—	—	73.3	73.3

Total corporate debt securities	—	—	—	130.7	130.7
Foreign debt securities	0.5	—	—	—	0.5
Other debt securities	0.2	0.7	—	—	0.9

Total carrying value of debt securities held to maturity	$0.7	$1.3	$—	$130.7	$132.7
Fair value of debt securities held to maturity	$0.7	$1.3	$—	$99.8	$101.8
Weighted average yield of debt securities held to maturity[1]	3.28%	6.02%	—%	6.82%	6.81%

[1]	Weighted average yields are not on a tax-equivalent basis.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sale and write-down of investment securities available for sale

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In millions)

Proceeds:
Government agency securities	$—	$—	$103.2	$—
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	103.8	—
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	197.8	—
Other marketable equity securities:
Mutual funds	—	1.9	—	1.9
Other	—	—	—	10.0

Total proceeds	$—	$1.9	$404.8	$11.9

Gross gains realized:
Government agency securities	$—	$—	$3.6	$—
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	2.7	—
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	6.0	—
Other marketable equity securities:
Mutual funds	—	0.1	—	0.1

Total gross gains realized	$—	$0.1	$12.3	$0.1

OTTI charges:
Preferred stock:
Large financial institutions	$—	$—	$—	$(12.6)
Other marketable equity securities:
Mutual funds	—	—	(3.9)	—

Total OTTI charges	$—	$—	$(3.9)	$(12.6)

For more information about our investment securities portfolio, read Note 6, “Investment securities,” in our 2008 Annual Report to Shareholders. For more information about how we account for investment securities, read Note 5, “Fair value measurement of assets and liabilities,” in this report, as well as Note 2, “Summary of significant accounting policies,” Note 14, “Fair value measurement of assets and liabilities,” and Note 21, “Accumulated other comprehensive income,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Borrowings

Our short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and a line of credit. Our long-term borrowings consist of an advance from the FHLB and two issuances of long-term subordinated debt.

We have a $50.0 million line of credit with a major unaffiliated U.S. financial institution. At June 30, 2009, the outstanding balance on this line of credit was zero. Our credit agreement with this institution contains covenants that require us to maintain certain financial ratios. As of June 30, 2009, we were in compliance with all required covenants, except one. We are in the process of obtaining a waiver as of June 30, 2009, for this covenant.

The long-term debt of $469.9 million on our balance sheet at June 30, 2009, included:

•	$28.0 million in FHLB advances;

•	$(6.9) million of unamortized losses related to terminated interest rate swaps on long-term debt;

•	$(0.2) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013; and

•	$(1.0) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.

Subordinated long-term debt

	Amount Issued			Fixed
	and		Semiannual	Payment
Issue Date	Outstanding	Term	Payment Dates	Rates	Maturity
	(In millions)

April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018

None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.

For more information on our borrowings, read Note 12, “Borrowings,” in our 2008 Annual Report to Shareholders.

12.	Income taxes

Income tax expense and the effective tax rate changed from the previous periods due to the restoration of a $3.9 million deferred tax asset, which we wrote off during the fourth quarter of 2008. The deferred tax asset was restored because the uncertainty surrounding the deductibility of certain stock-based compensation expense declined.

At June 30, 2009, we had a valuation allowance of $1.2 million for deferred tax assets. This $1.2 million was for the likelihood that one of our subsidiaries will not have future taxable income. If this subsidiary does have income, we will reverse a portion of the valuation allowance for deferred tax assets accordingly.

Income taxes and tax rate

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Pre-tax (loss)/income (less noncontrolling interest)	$(19.3)	$(28.8)	$13.8	$35.3
Income tax (benefit)/expense	$(10.2)	$(9.3)	$1.1	$13.4
Effective tax rate	52.85%	32.29%	7.97%	37.96%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we recognize interest and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for open periods. We have applied this methodology consistently.

We file income tax returns in more than 30 tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to scrutiny by tax auditors in these jurisdictions for three to six years (open tax years). As of June 30, 2009, there were no material changes regarding uncertain tax positions. No open statutes of limitations have been extended materially in any of our significant locations. The tax years 2005, 2006, 2007, and 2008 remain open to examination by the IRS. We are currently under IRS examination for the tax year 2006. We periodically are under examination by various state and local authorities.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended June 30, 2009	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$75.0	$5.8	$2.1	$(1.3)	$81.6
Provision for loan losses	(50.2)	(3.8)	—	—	(54.0)

Net interest income/(loss) after provision	24.8	2.0	2.1	(1.3)	27.6
Advisory fees:
Wealth Advisory Services	0.4	45.9	0.8	—	47.1
Corporate Client Services	0.2	—	41.1	—	41.3
Affiliate Money Managers	—	—	—	4.4	4.4

Total advisory fees	0.6	45.9	41.9	4.4	92.8
Amortization of affiliate intangibles	—	(1.0)	(0.9)	(0.2)	(2.1)

Total advisory fees after amortization of affiliate intangibles	0.6	44.9	41.0	4.2	90.7
Other noninterest income	13.2	0.5	0.6	—	14.3

Net interest and noninterest income	38.6	47.4	43.7	2.9	132.6
Noninterest expense	(47.6)	(44.7)	(36.1)	—	(128.4)

Segment (loss)/profit before income taxes	(9.0)	2.7	7.6	2.9	4.2
Applicable income taxes and the noncontrolling interest	(4.9)	(0.2)	2.5	1.3	(1.3)

Segment operating net income/(loss)	$(4.1)	$2.9	$5.1	$1.6	$5.5
Investment securities impairment charge					(23.4)
Applicable income tax benefit for impairment charges					8.8

Reported net loss					$(9.1)

Depreciation and amortization	$3.3	$2.7	$2.3	$0.2	$8.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended June 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$81.0	$5.3	$1.5	$(2.6)	$85.2
Provision for loan losses	(17.1)	(1.4)	—	—	(18.5)

Net interest income/(loss) after provision	63.9	3.9	1.5	(2.6)	66.7
Advisory fees:
Wealth Advisory Services	0.7	55.2	1.9	—	57.8
Corporate Client Services	0.4	—	31.3	—	31.7
Affiliate Money Managers	—	—	—	4.4	4.4

Total advisory fees	1.1	55.2	33.2	4.4	93.9
Amortization of affiliate intangibles	—	(1.1)	(0.6)	(0.3)	(2.0)

Total advisory fees after amortization of affiliate intangibles	1.1	54.1	32.6	4.1	91.9
Other noninterest income	12.9	0.6	0.3	—	13.8
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	78.0	58.6	34.4	1.5	172.5
Noninterest expense	(41.9)	(50.9)	(28.8)	—	(121.6)

Segment profit before income taxes	36.1	7.7	5.6	1.5	50.9
Applicable income taxes and the noncontrolling interest	13.3	3.0	1.9	0.7	18.9

Segment operating net income	$22.8	$4.7	$3.7	$0.8	$32.0
Investment securities impairment charge					(12.6)
Roxbury Capital Management impairment charge					(66.9)
Applicable income tax benefit for impairment charges					28.0

Reported net loss					$(19.5)

Depreciation and amortization	$3.3	$2.7	$1.9	$0.3	$8.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Six Months Ended June 30, 2009	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$148.1	$11.2	$3.4	$(2.5)	$160.2
Provision for loan losses	(74.9)	(8.6)	—	—	(83.5)

Net interest income/(loss) after provision	73.2	2.6	3.4	(2.5)	76.7
Advisory fees:
Wealth Advisory Services	1.0	93.3	2.4	—	96.7
Corporate Client Services	0.5	—	80.2	—	80.7
Affiliate Money Managers	—	—	—	6.7	6.7

Total advisory fees	1.5	93.3	82.6	6.7	184.1
Amortization of affiliate intangibles	—	(2.0)	(2.0)	(0.4)	(4.4)

Total advisory fees after amortization of affiliate intangibles	1.5	91.3	80.6	6.3	179.7
Other noninterest income	26.0	1.3	1.1	—	28.4
Securities gains	11.4	0.3	0.4	—	12.1

Net interest and noninterest income	112.1	95.5	85.5	3.8	296.9
Noninterest expense	(90.2)	(89.6)	(74.1)	(1.1)	(255.0)

Segment profit before income taxes	21.9	5.9	11.4	2.7	41.9
Applicable income taxes and the noncontrolling interest	6.3	1.0	2.4	1.3	11.0

Segment operating net income	$15.6	$4.9	$9.0	$1.4	$30.9
Investment securities impairment charge					(27.9)
Applicable income tax benefit for impairment charges					9.7

Reported net income					$12.7

Depreciation and amortization	$6.5	$5.4	$4.6	$0.4	$16.9
Investment in equity method investees	$—	$—	$—	$162.8	$162.8
Segment average assets	$9,632.7	$1,502.2	$473.8	$159.2	$11,767.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Six Months Ended June 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)

Net interest income/(loss)	$161.2	$11.3	$4.5	$(4.9)	$172.1
Provision for loan losses	(26.4)	(2.0)	—	—	(28.4)

Net interest income/(loss) after provision	134.8	9.3	4.5	(4.9)	143.7
Advisory fees:
Wealth Advisory Services	1.4	108.2	4.0	—	113.6
Corporate Client Services	0.8	—	56.9	—	57.7
Affiliate Money Managers	—	—	—	8.7	8.7

Total advisory fees	2.2	108.2	60.9	8.7	180.0
Amortization of affiliate intangibles	—	(2.0)	(0.8)	(0.5)	(3.3)

Total advisory fees after amortization of affiliate intangibles	2.2	106.2	60.1	8.2	176.7
Other noninterest income	29.7	1.2	0.8	—	31.7
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	166.8	116.7	65.4	3.3	352.2
Noninterest expense	(83.4)	(101.6)	(52.1)	—	(237.1)

Segment profit before income taxes	83.4	15.1	13.3	3.3	115.1
Applicable income taxes and the noncontrolling interest	30.2	5.6	4.4	1.5	41.7

Segment operating net income	$53.2	$9.5	$8.9	$1.8	$73.4
Investment securities impairment charge					(12.6)
Roxbury Capital Management impairment charge					(66.9)
Applicable income tax benefit for impairment charges					28.0

Reported net income					$21.9

Depreciation and amortization	$6.4	$5.0	$3.2	$0.5	$15.1
Investment in equity method investees	$—	$—	$—	$163.7	$163.7
Segment average assets	$9,616.5	$1,483.6	$274.5	$219.7	$11,594.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Accounting pronouncements

The recent accounting pronouncements listed in this note may affect our financial condition and results of operations.

FSP FAS No. 132(revised)-1. In December 2008, FASB issued FSP FAS No. 132(revised)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS No. 132(revised)-1 amends SFAS No. 132(revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require more detailed disclosures about employers’ defined benefit plan and other postretirement plan assets, including employers’ investment policies and strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS No. 132(revised)-1 will not change the accounting for postretirement benefit plan assets. FSP FAS No. 132(revised)-1 will be effective for us for the fiscal year ending December 31, 2009.

SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, 1) eliminate the consolidation exemption for qualifying special purpose entities, 2) introduce restrictive criteria for when transfers of a portion of a financial asset may be eligible for sale accounting, and 3) revise how interests retained by the transferor in a sale of financial assets are initially measured. SFAS No. 166 also requires additional disclosures related to a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for the fiscal year beginning January 1, 2010. We have not yet completed our assessment of the effect, if any, that SFAS No. 166 may have on our financial statements.

SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(revised).” SFAS No. 167 amends the consolidation guidance for variable interest entities (VIEs) under FIN 46(revised), “Consolidation of Variable Interest Entities.” Specifically, SFAS No. 167 introduces a new consolidation approach that considers qualitative factors for determining who should consolidate a VIE and changes when it is necessary to determine who should consolidate a VIE. SFAS No. 167 also introduces additional disclosure and presentation requirements related to an entity’s consolidated VIEs. SFAS No. 167 is effective for the fiscal year beginning January 1, 2010. We have not yet completed our assessment of the effect, if any, that SFAS No. 167 may have on our financial statements.

SFAS No. 168. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative U.S. accounting and reporting standards. SFAS No. 168 does not change current GAAP, but it does change the manner in which accounting literature is organized and referenced. SFAS No. 168 will be effective for our quarter ending September 30, 2009. SFAS No. 168 will not have an impact on our financial statements. Beginning in the 2009 third quarter, we will update our references to accounting literature within our financial statements to conform to those references used in the codification.

15.	Subsequent events

SFAS No. 165, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since June 30, 2009, warrant additional disclosure as a subsequent event. As of August 10, 2009, the filing date of this report, we determined that there were no recognized or unrecognized subsequent events to report under SFAS No. 165.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

More detail about each of our businesses is available in the summaries that follow and in our 2008 Annual Report to Shareholders.

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

We are the leading commercial and consumer bank in Delaware. According to the Federal Deposit Insurance Corporation’s 2008 Market Share Report and other regulatory reports, we had higher loan balances and core deposit balances than any other full-service financial institution in Delaware.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Legal documents that govern each financing structure, entity, and trust specify the services each client wants us to provide. We do not:

•	Lend to or serve as a creditor, unsecured or otherwise, in transactions CCS supports, including default, bankruptcy, and loan agency transactions.

•	Own the assets or entities for which CCS serves as trustee or administrator.

•	Record these assets on our balance sheet.

•	Consolidate these entities in our financial statements.

•	Take ownership positions in the structures or entities CCS supports.

•	Issue, underwrite, set pricing, or establish valuations for the financing structures CCS supports.

•	Offer high-volume back-office processing services.

CCS has offices in Arizona, Delaware, Michigan, Minnesota, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands (Jersey), Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg. At the end of 2008, CCS had clients in 88 countries.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Wealth Advisory Services

The Wealth Advisory Services (WAS) business helps individuals and families who have substantial wealth preserve and protect their wealth, minimize taxes, transfer wealth to future generations, support charitable endeavors, and manage their business affairs. We target clients who have liquid assets of $10 million or more.

WAS services include:

•	Asset management services. For our clients, managing investment risk is as important as increasing investment return. We help clients meet both objectives by emphasizing diversification, forward-looking asset allocation, tactical rebalancing, and a blend of active and passive funds. We provide objective advice by using a combination of third-party and in-house investment managers. We can structure investments in everything from limited partnerships to mutual funds, which means that all clients, regardless of account size, have access to our best thinking.

•	Family office services that help clients identify, review, consolidate, and address financial and life-style management needs. These services include planning, governance, cash flow management and budgeting, tax planning and compliance, risk assessment, insurance oversight, bill payment and payroll management services, and family security, among others. Family office clients may or may not also use our asset management services. We offer four areas of specialization in family office services:

•	Family office legal structures.

•	Strategies for clients with inherited wealth.

•	Compensation strategies for corporate executives.

•	Services for entertainment and sports industry professionals.

•	Fiduciary services. These services include trust, administrative, tax, philanthropic, and estate settlement services. We also provide financial planning, private banking, and custom lending services.

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

Legal entities and subsidiaries

We provide our services through various legal entities and subsidiaries that we own wholly or in part. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, “Nature of business,” in our 2008 Annual Report to Shareholders. In April 2009, we incorporated WTFSB Properties, Inc. as a subsidiary of Wilmington Trust FSB. There have been no other changes to our legal entities or subsidiaries since December 31, 2008.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

This report discusses:

•	Changes in our financial condition (balance sheet) since December 31, 2008. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of June 30, 2008, for historical reference.

•	The results of our operations (income statement) for the three and six months ended June 30, 2009, compared with the corresponding period in 2008. In some cases, we provide amounts for other periods to provide historical context.

EXECUTIVE SUMMARY

All of our businesses performed well in the second quarter and first six months of 2009, but economic challenges, illiquidity in the credit markets, and volatility in the financial markets prevented the full extent of the success in each of our businesses from translating into higher earnings.

We reported a loss of $9.1 million, or $0.20 per common share, for the second quarter of 2009. This was caused primarily by an other-than-temporary impairment of $23.4 million on trust-preferred securities (TruPS) in our investment securities portfolio. On an after-tax basis, this impairment reduced second quarter 2009 earnings by approximately $0.21 per common share. After $4.5 million of dividends and accretion on preferred stock, the net loss available to common shareholders for the 2009 second quarter was $13.6 million.

In addition to the securities impairment, significant factors in our 2009 second quarter results were:

•	An increase in the provision for loan losses, which rose to $54.0 million from $18.5 million for the year-ago second quarter.

•	A decline in total assets, as the pace of loan growth slowed, we deleveraged the investment securities portfolio, and we sold residential mortgage loans into the secondary market.

•	An influx of core deposits, which reduced our need for national brokered CDs.

•	Revenue from the CCS business that was 30% higher than for the year-ago second quarter, largely due to the retirement services acquisitions we completed in 2008.

•	A decrease in WAS revenue due to volatility in the equity markets.

•	A special assessment, levied by the Federal Deposit Insurance Corporation (FDIC) on all banks, which added $5.3 million of noninterest expense.

Our 2009 second quarter results were an improvement from the year-ago second quarter, when we reported a loss of $19.5 million, or $0.29 per common share. The main causes of the 2008 second quarter loss were a $66.9 million impairment charge for our investment in Roxbury Capital Management (RCM) and $12.6 million of securities losses on perpetual preferred stocks.

Reported results

	2009 Q2	2008 Q2	2009 YTD	2008 YTD

Net (loss)/income (in millions)	$(9.1)	$(19.5)	$12.7	$21.9
(Loss)/earnings per common share	$(0.20)	$(0.29)	$0.05	$0.33

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the first six months of 2009, net income was $12.7 million and earnings were $0.05 per common share. In comparison, net income for the first six months of 2008 was $21.9 million and earnings were $0.33 per common share. Six-month results for both years were affected by the losses we recorded in the second quarters of each year. After $9.2 million of dividends and accretion on preferred stock, the net income available to common shareholders for the first six months of 2009 was $3.5 million.

Even though the second quarter loss was much higher in 2008 than in 2009, year-to-date earnings in 2009 were lower than in 2008. This was due, in part, to the same factors that affected 2009 second quarter results negatively: a higher provision for loan losses and lower WAS revenue. In addition:

•	At 3.04%, the year-to-date net interest margin was 23 basis points lower for 2009 than 2008.

•	Results for the first half of 2008 included approximately $4.9 million of noninterest income from our share of the proceeds from Visa Inc.’s initial public offering.

On an operating basis, we were profitable for both the second quarter and first six months of 2009. Operating net income for the 2009 second quarter was $5.5 million, and earnings were $0.01 per common share. For the first six months of 2009, operating net income was $30.2 million and earnings were $0.30 per common share. Except for the securities and RCM impairments, the dynamics that affected 2009 second quarter and year-to-date operating results were the same as the factors that affected reported results for the corresponding periods in 2008.

Operating results

	2009 Q2	2008 Q2	2009 YTD	2008 YTD

Operating net income (in millions)	$5.5	$32.0	$30.2	$73.4
Operating earnings per common share	$0.01	$0.47	$0.30	$1.09

We believe that operating results — those that exclude securities and RCM impairments — provide a more relevant and comparative basis on which to measure ongoing business trends and evaluate our performance. Operating results are a non-GAAP measure that we use throughout this report. There is a comparison of our reported results (including impairments) and our operating results (excluding impairments) in this report in the discussion of operating results.

Our capital position remained strong in the second quarter and first six months of 2009. All regulatory capital ratios were higher than at year-end 2008, and all continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. Our capital includes $330.0 million of preferred stock and warrants sold to the U.S. Department of the Treasury under its Capital Purchase Program (CPP). We discuss capital in more detail in the capital resources section of this report.

Between January 1 and August 10, 2009, our Board of Directors reduced our quarterly cash dividend twice. The first reduction occurred on January 29, 2009, when the Board reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share. The second occurred on July 22, 2009, when the Board reduced the quarterly cash dividend to $0.01 per common share.

This decision stemmed from our desire to act with an abundance of caution during this period of economic uncertainty. While conditions seem to have stabilized, improvements have not occurred as rapidly as we had anticipated at the end of the first quarter. Since it is difficult to predict how quickly the recovery might occur, we are taking a conservative approach to capital management in order to have flexibility in a dynamic environment and to hasten our exit from the CPP.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION FOR THE SIX MONTHS ENDED JUNE 30, 2009

Our balance sheet was 9% smaller at June 30, 2009, than at year-end 2008, mainly because total earning asset balances declined:

•	Loan balances decreased 5%, due to a combination of run-off in the consumer portfolio of indirect auto loans, sales of residential mortgage loans, and less demand for commercial and consumer loans as economic pressures mounted.

•	Investment securities balances fell 48%, as we deleveraged the portfolio in order to improve our regulatory capital ratios, and because we had less need for securities to collateralize certain types of deposits. Maturities, prepayments, sales, and write-downs contributed to the decline.

Other significant changes in our balance sheet since year-end 2008 included the following:

•	We replaced some of the investment securities that matured or were sold with shorter-term instruments, which caused an increase in the balances of federal funds sold and securities purchased under agreements to resell.

•	Core deposit balances rose 14%, as clients opted for the safety of federally insured products.

•	The influx of core deposits reduced our need for noncore funding. Balances of national brokered certificates of deposit (CDs) and short-term borrowings fell 46% as a result.

•	Loans increased as a percentage of total assets because investment securities balances decreased.

•	As a percentage of total liabilities, core deposits increased to 69% from 54%. Noncore funding decreased to 22% from 37%.

Assets

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Loan balances	$9,175.2	$9,619.1	$9,280.4
Loans as a percentage of total assets	82%	78%	76%
Investment securities	$715.0	$1,373.3	$1,526.6
Investment securities as a percentage of total assets	6%	11%	13%

Total assets	$11,163.4	$12,318.9	$12,133.3

Earning assets1

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Total earning assets	$10,128.6	$11,198.7	$11,107.9
Percentage in loans	91%	86%	84%
Percentage in investment securities	7%	12%	14%
Percentage in other earning assets	2%	2%	2%
Earning assets as a percentage of total assets	91%	91%	92%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liabilities and stockholders’ equity

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Core deposits	$6,819.5	$5,983.5	$5,580.9
Core deposits as a percentage of total liabilities	69%	54%	50%
National brokered CDs and short-term borrowings	$2,180.6	$4,050.1	$4,650.1
National brokered CDs and short-term borrowings as a percentage of total liabilities	22%	37%	42%

Total liabilities	$9,852.4	$10,984.8	$11,066.7
Wilmington Trust stockholders’ equity	1,310.7	1,333.9	1,066.4
Noncontrolling interest	0.3	0.2	0.2

Total liabilities and stockholders’ equity	$11,163.4	$12,318.9	$12,133.3

Investment securities portfolio

We maintain an investment securities portfolio to generate cash flow, help manage interest rate risk, and provide collateral for deposits and other liabilities. Our policy is to invest in securities that have, at the time of purchase, investment-grade ratings of A or better from Standard & Poor’s or Moody’s Investors Service. We do not hold investment securities for trading purposes. There are no client funds in this portfolio.

At June 30, 2009, the investment securities portfolio was $715.0 million, a 48% decline from year-end 2008. We deleveraged the portfolio in order to improve our regulatory capital ratios and because we had fewer deposits that require securities as collateral. Factors in the decline included:

•	Maturities, mainly in government agency securities.

•	Prepayments, mainly in mortgage-backed securities.

•	Sales of government agency securities during the 2009 first quarter.

•	Sales of mortgage-backed securities during the 2009 first quarter in anticipation of significant pay downs as the mortgage refinancing market improves.

•	Write-downs.

The securities we sold during the 2009 first quarter generated gains of $12.1 million. These gains were offset by write-downs and by a $(0.2) million adjustment to one security in the 2009 first quarter.

We recorded securities write-downs in the first and second quarters of 2009. In the 2009 first quarter, we recorded securities write-downs of $4.5 million in the income statement as an other-than-temporary impairment, which reduced net income. Approximately $3.9 million of this write-down was for mutual fund investments. The remainder, approximately $0.6 million, was for one pooled TruPS that was determined to be other-than-temporarily impaired (OTTI).

On April 1, 2009, we adopted new accounting rules for other-than-temporary impairment that changed the way securities write-downs affect our results. For debt securities that we do not intend to sell, and for which it is

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

not more likely than not that we will be required to sell, the new rules separate the decline in an OTTI security’s value into two parts, and require different treatment for each. The two parts are:

•	The portion of the decline not attributable to creditworthiness, such as changes in market liquidity. This portion of the impairment is recorded on the balance sheet in “Accumulated other comprehensive income” and reduces stockholders’ equity.

•	The portion of the decline attributable to creditworthiness. This portion of the impairment is recorded in the income statement as an other-than-temporary impairment and reduces net income, retained earnings, and stockholders’ equity.

In the 2009 second quarter, we wrote down the value of 21 pooled TruPS that were determined to be OTTI by $67.7 million. Under the new accounting rules, $23.4 million of this amount was recorded as an other-than-temporary impairment, which reduced net income. This was the portion deemed to be credit-related, since it was associated with reductions in estimated cash flows. The remainder of the write-down was recorded in other comprehensive income. For more information about these write-downs, our investment securities, and their valuations, read the Consolidated Statements of Cash Flows; Note 5, “Fair value measurement of assets and liabilities;” and Note 10, “Investment securities,” in this report.

Our TruPS portfolio consists of 38 pooled and 9 single-issue securities. Each pooled TruPS consists of securities issued by multiple institutions, including banks, insurance companies, and other financial institutions, that have been aggregated into a single instrument. Each single-issue TruPS consists of securities issued by a single institution, including money center and large regional banks.

On our balance sheet, all of our TruPS, preferred stock, municipal bonds, and other types of securities are combined in “Other securities.” In the table below, we present these securities separately.

Composition of investment securities portfolio

	At 6/30/09		At 12/31/08		At 6/30/08
		Percent of		Percent of		Percent of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
	(Dollars in millions)

Collateralized mortgage obligations	$65.8	9%	$169.0	12%	$209.8	14%
Mortgage-backed securities	231.4	32	491.5	36	492.9	31
Trust-preferred securities	130.7	18	160.2	12	227.2	15
Government agency securities	191.9	27	463.5	34	473.5	31
U.S. Treasury securities	44.3	6	41.4	3	48.6	3
Preferred stock	19.7	3	17.1	1	41.7	3
Municipal bonds	6.7	1	6.9	1	7.3	1
Other securities	24.5	4	23.7	1	25.6	2

Total	$715.0	100%	$1,373.3	100%	$1,526.6	100%
Percentage invested in fixed rate instruments		68%		94%		83%

Attrition in the portfolio and depressed TruPS valuations caused the changes in average life and duration. The negative duration at June 30, 2009, for the portfolio in total was caused by the lower TruPS valuations and historically low market interest rates.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average life in the investment securities portfolio (in years)

	At 6/30/09	At 12/31/08	At 6/30/08

Mortgage-backed instruments[1]	2.58	2.45	3.39
Total portfolio	8.09	6.32	6.16

Duration in the investment securities portfolio (in years)

	At 6/30/09	At 12/31/08	At 6/30/08

Mortgage-backed instruments[1]	2.13	1.37	3.14
Total portfolio	(1.33)	(0.93)	2.58

[1]	Includes collateralized mortgage obligations and mortgage-backed securities

Excluding TruPS, duration at June 30, 2009, for the portfolio in total would have been 1.77.

Balances of mortgage-backed instruments reflect our desire to manage mortgage-related interest rate risk in the investment securities portfolio rather than in the loan portfolio. For more information about this, read the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

Of the mortgage-backed securities in our portfolio at June 30, 2009:

•	All were issued by U.S. government-sponsored enterprises. As such, they carry an implied credit rating of AAA.

•	All had residential mortgages as the underlying collateral.

•	There were no subprime mortgages in the underlying collateral.

•	Almost all were invested in fixed rate instruments with terms of 15 years or less.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

We reported a loss of $9.1 million, or $0.20 per common share, for the second quarter of 2009. This was caused primarily by an other-than-temporary impairment of $23.4 million on TruPS. On an after-tax basis, this impairment reduced earnings by approximately $0.21 per common share. After $4.5 million of dividends and accretion on preferred stock, the net loss available to common shareholders for the second quarter of 2009 was $13.6 million.

In addition to the securities impairment, our second quarter 2009 results were pressured by:

•	The increase in the provision for loan losses, which rose to $54.0 million, up from $18.5 million for the year-ago second quarter, as economic conditions in the mid-Atlantic region remained unsettled. This increase was driven by higher levels of nonperforming assets and net charge-offs, and downgrades in the internal risk rating analysis.

•	The decrease in investment securities balances, which translated into net interest income (before the provision for loan losses) that was 4% lower than for the year-ago second quarter.

•	Wealth Advisory Services revenue that was $10.7 million lower than for the year-ago second quarter, as volatility in the equity markets had a double-edged effect on fees. As asset valuations declined, so did the

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

fees based on those valuations. In addition, the volatility increased demand for fixed income investment management services. This reduced WAS revenue because, in general, our fixed income management services are priced lower than our equity investment management services.

•	A special assessment, levied by the Federal Deposit Insurance Corporation (FDIC) on all banks, which added $5.3 million of noninterest expense.

In comparison, for the second quarter of 2008, we reported a loss of $19.5 million, or $0.29 per common share. The main causes of the year-ago loss were a $66.9 million impairment charge for our investment in Roxbury Capital Management (RCM) and $12.6 million of securities losses on perpetual preferred stocks.

For the first six months of 2009, net income was $12.7 million and earnings were $0.05 per common share. In comparison, net income for the first six months of 2008 was $21.9 million and earnings were $0.33 per common share. Six-month results for both years were affected by second quarter losses. After $9.2 million of dividends and accretion on preferred stock, the net income available to common shareholders for the first six months of 2009 was $3.5 million.

Even though the second quarter loss was much higher in 2008 than in 2009, year-to-date earnings in 2009 were lower than in 2008, primarily because:

•	At $83.5 million, the year-to-date provision for loan losses was $55.1 million higher.

•	The decrease in investment securities balances reduced net interest income.

•	At 3.04%, the year-to-date net interest margin was 23 basis points lower. Due to our asset sensitivity, compression in the margin from declines in market interest rates in the second half of 2008 continued into the second quarter of 2009.

•	Revenue from the Wealth Advisory Services business and the affiliate money managers was 15% lower due to volatility in the equity markets.

•	Results for the first half of last year included approximately $4.9 million of noninterest income from our share of the proceeds from Visa Inc.’s initial public offering.

On an operating basis, net income for the 2009 second quarter was $5.5 million, and earnings were $0.01 per common share. For the first six months of 2009, operating net income was $30.2 million and earnings were $0.30 per common share. Except for the securities and RCM impairments, the dynamics that affected 2009 second quarter and year-to-date operating results were the same as the factors that affected reported results for the same periods.

We believe that operating results — those that exclude securities and RCM impairments — provide a more relevant and comparative basis on which to measure ongoing business trends and evaluate our performance. We compare our reported results (including impairments) and our operating results (excluding impairments) on the following pages.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of 2009 Q2 and YTD results without impairment

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	With	Without		With	Without
	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment
	(Dollars in millions, except per share data)

OPERATING RESULTS
Net interest income	$81.6	$81.6	$—	$160.2	$160.2	$—
Provision for loan losses	(54.0)	(54.0)	—	(83.5)	(83.5)	—
Noninterest income	105.0	105.0	—	220.2	220.2	—
Securities impairment	(23.4)	—	(23.4)	(27.9)	—	(27.9)
Noninterest expense	128.4	128.4	—	255.0	255.0	—

(Loss)/income before taxes and the noncontrolling interest	(19.2)	4.2	(23.4)	14.0	41.9	(27.9)
Applicable income taxes	(10.2)	(1.4)	(8.8)	1.1	11.5	(10.4)

Net (loss)/income before the noncontrolling interest	(9.0)	5.6	(14.6)	12.9	30.4	(17.5)
Noncontrolling interest	0.1	0.1	—	0.2	0.2	—

Net (loss)/income	$(9.1)	$5.5	$(14.6)	$12.7	$30.2	$(17.5)

(LOSS)/EARNINGS
Net (loss)/income	$(9.1)	$5.5	(14.6)	$12.7	$30.2	$(17.5)
Dividends and accretion on preferred stock	4.5	4.5	—	9.2	9.2	—
Net (loss)/income available to common shareholders	(13.6)	1.0	(14.6)	3.5	21.0	(17.5)

PER COMMON SHARE DATA
Diluted shares outstanding (in millions)	69.0	69.0	—	69.0	69.0	—
Per-share (loss)/earnings	$(0.20)	$0.01	$(0.21)	$0.05	$0.30	$(0.25)

STATISTICS AND RATIOS
Total assets, on average	$11,420.1	$11,420.1	$—	$11,767.9	$11,767.9	$—
Stockholders’ equity, on average[1]	1,020.5	1,020.5	—	1,014.5	1,014.5	—
Return/(loss) on average assets	(0.32)%	0.19%	(0.51)%	0.22%	0.52%	(0.30)%
Return/(loss) on equity[1]	(3.58)%	2.16%	(5.74)%	2.52%	6.00%	(3.48)%

Net interest before provision and noninterest income	$163.2	$186.6	$(23.4)	$352.5	$380.4	$(27.9)
Tax equivalent interest income	0.5	0.5	—	1.0	1.0	—

	$163.7	$187.1	$(23.4)	$353.5	$381.4	$(27.9)
Noninterest expense	$128.4	$128.4	$—	$255.0	$255.0	$—

Efficiency ratio	78.44%	68.63%	9.81%	72.14%	66.86%	5.28%

[1]	Does not include preferred stock and the noncontrolling interest.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of 2008 Q2 and YTD results with and without impairment

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	With	Without		With	Without
	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment
	(Dollars in millions, except per share data)

OPERATING RESULTS
Net interest income	$85.2	$85.2	$—	$172.1	$172.1	$—
Provision for loan losses	(18.5)	(18.5)	—	(28.4)	(28.4)	—
Noninterest income	93.2	105.8	(12.6)	195.9	208.5	(12.6)
Noninterest expense	188.5	121.6	66.9	304.0	237.1	66.9

(Loss)/income before taxes and the noncontrolling interest	(28.6)	50.9	(79.5)	35.6	115.1	(79.5)
Applicable income taxes	(9.3)	18.7	(28.0)	13.4	41.4	(28.0)

Net (loss)/income before the noncontrolling interest	(19.3)	32.2	(51.5)	22.2	73.7	(51.5)
Noncontrolling interest	0.2	0.2	—	0.3	0.3	—

Net (loss)/income	$(19.5)	$32.0	$(51.5)	$21.9	$73.4	$(51.5)

PER COMMON SHARE DATA
Diluted shares outstanding (in millions)	67.2	67.4	(0.2)	67.4	67.4	—
Per share (loss)/earnings	$(0.29)	$0.47	$(0.76)	$0.33	$1.09	$(0.76)

STATISTICS AND RATIOS
Total assets, on average	$11,825.4	$11,834.1	$(8.7)	$11,594.3	$11,598.7	$(4.4)
Stockholders’ equity, on average	1,119.4	1,125.1	(5.7)	1,122.4	1,125.3	(2.9)
Return/(loss) on average assets	(0.66)%	1.09%	—	0.38%	1.27%	(0.89)%
Return/(loss) on equity	(7.01)%	11.44%	—	3.92%	13.12%	(9.19)%

Net interest income (before provision) and noninterest income	$178.4	$191.0	$(12.6)	$368.0	$380.6	$(12.6)
Tax equivalent interest income	0.8	0.8	—	1.6	1.6	—

	$179.2	$191.8	$(12.6)	$369.6	$382.2	$(12.6)
Noninterest expense	$188.5	$121.6	$66.9	$304.0	$237.1	$66.9

Efficiency ratio	105.19%	63.40%	41.79%	82.25%	62.04%	20.21%

Compared to the corresponding year-ago periods, reported and operating earnings per common share also were affected somewhat by the at-the-market offering of our common stock that was in place between September 22, 2008, and January 29, 2009. We issued 1.7 million shares of our common stock under this program. For more information about this program, read Note 16, “Capital,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Common shares outstanding

	Three Months		Six Months
	Ended June 30,		Ended June 30,
On Average, in thousands	2009	2008	2009	2008

Common shares outstanding (diluted)	68,966	67,167	69,049	67,389

Noninterest income continued to grow as a percentage of combined net interest and noninterest income, on both a reported and operating basis. Factors in this shift were the historically low levels of market interest rates, the decline in investment securities balances, and increases in the provision for loan losses.

Mix of revenue

As a Percentage of Combined Net Interest and Noninterest Income
(After Amortization and the Provision for Loan Losses)	2009 Q2	2008 Q2	2009 YTD	2008 YTD

Reported net interest income	25%	42%	29%	42%
Reported noninterest income	75%	58%	71%	58%
Operating net interest income	21%	39%	26%	41%
Operating noninterest income	79%	61%	74%	59%

Efficiency ratio1

	2009 Q2	2008 Q2	2009 YTD	2008 YTD

Reported efficiency ratio	78.44%	105.19%	72.14%	82.25%
Operating efficiency ratio	68.63%	63.40%	66.86%	62.04%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and other income (before the provision for loan losses) on a tax-equivalent basis. In general, low efficiency ratios indicate high profitability.

We discuss each of our businesses and other factors in our financial performance in greater detail in the following pages of this report.

THE REGIONAL BANKING BUSINESS

The Regional Banking business is affected by the economy in the mid-Atlantic region, which is broadly diversified among the life sciences, financial services, pharmaceutical, health care, education, construction, manufacturing, retail, agriculture, military, and tourism industry sectors. Historically, this diversification has provided a degree of economic stability and helped the region withstand the effects of a downturn in any single sector.

To date, the economy in the mid-Atlantic region has not experienced the severity of economic downturn seen in some other parts of the United States. At June 30, 2009, Delaware’s unemployment rate was 8.4%, lower than the U.S. rate of 9.5% (as reported by the Federal Reserve Bank of Philadelphia and the U.S. Bureau of Labor Statistics).

Economic improvements did not occur as rapidly in the 2009 second quarter as we had anticipated at the end of the 2009 first quarter, and economic conditions seemed stable, but fragile. Commercial and consumer loan balances decreased from their year-end 2008 levels; core deposit balances rose 14%; and credit quality deteriorated. We discuss credit quality in more detail in the credit risk section of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loans

Loan balances at June 30, 2009, decreased $443.9 million, or 5%, from year-end 2008. This was mainly because:

•	Economic uncertainty kept many commercial and consumer borrowers on the sidelines, reducing loan demand.

•	There were several large commercial loan repayments in the 2009 first quarter.

•	In the 2009 second quarter, we accelerated our long-standing practice of selling fixed rate residential mortgages into the secondary market.

The Delaware market continued to account for the majority of total loans outstanding.

Loan balances

At Period-End	At 6/30/09	At 12/31/08	At 6/30/08
	(In millions)

Commercial loans	$6,726.1	$6,760.3	$6,359.6
Retail loans:
Consumer loans	1,565.7	1,732.9	1,790.3
Residential mortgage loans	435.3	571.2	561.1
Loans secured with investments	448.1	554.7	569.4

Total loans outstanding	$9,175.2	$9,619.1	$9,280.4

Loans secured with investments are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.

For average loan balances, see the quarterly and year-to-date analyses of net interest income in this report, which appear between the net interest margin discussion and the noninterest income discussion.

Total loans outstanding by geographic market

	At 6/30/09		At 12/31/08		At 6/30/08
		As a % of		As a % of		As a % of
Period-End Loan Balances	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in millions)

Delaware market loans	$4,933.2	54%	$5,162.8	54%	$5,047.5	54%
Pennsylvania market loans	$2,145.7	23%	$2,232.5	23%	$2,144.8	23%
Maryland market loans	$941.6	10%	$966.9	10%	$938.8	10%
New Jersey market loans	$694.0	8%	$694.5	7%	$587.3	7%
Other market loans	$460.7	5%	$562.4	6%	$562.0	6%

Commercial loans accounted for 73% of the total loan portfolio at June 30, 2009, up from 70% at year-end 2008 and 69% at June 30, 2008. This was due to declines in consumer loan balances, primarily in indirect auto loans, and to sales of residential mortgages.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Composition of loan portfolio

Based on Period-End Balances	At 6/30/09	At 12/31/08	At 6/30/08

Commercial loans:
Commercial, financial, and agricultural	30%	31%	30%
Commercial real estate/construction	21%	20%	20%
Commercial mortgage	22%	19%	18%

Total commercial loans	73%	70%	68%
Retail loans:
Residential mortgage	5%	6%	6%
Consumer loans:
Home equity	6%	6%	6%
Indirect loans	8%	9%	10%
Credit card	1%	1%	1%
Other consumer	2%	2%	3%

Total consumer loans	17%	18%	20%
Secured with investments	5%	6%	6%

Total retail loans	27%	30%	32%

COMMERCIAL LENDING

Total commercial loan balances decreased 1% during the first six months of 2009, as declines in commercial, financial, and agricultural (C&I) loans offset increases in commercial construction and commercial mortgage loan balances. The decline in C&I balances reflected client reticence amid uncertain economic conditions.

Commercial loan balances from the Maryland and New Jersey markets increased slightly during the first six months of 2009, illustrating the traction we are gaining in those newer markets. The Delaware market continued to account for most of the total commercial loans outstanding.

Commercial loans

At Period-End	At 6/30/09	At 12/31/08	At 6/30/08
	(In millions)

Commercial, financial, and agricultural loans	$2,752.4	$2,966.3	$2,808.6
Commercial real estate/construction loans	1,961.9	1,923.8	1,847.0
Commercial mortgage loans	2,011.8	1,870.2	1,704.0

Total commercial loans	$6,726.1	$6,760.3	$6,359.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Commercial loans by geographic market

	At 6/30/09		At 12/31/08		At 6/30/08
		As a % of		As a % of		As a % of
		Total		Total		Total
		Commercial		Commercial		Commercial
At Period-End	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in millions)

Delaware market loans	$3,655.1	54%	$3,708.0	55%	$3,558.0	56%
Pennsylvania market loans	$1,710.8	25%	$1,749.2	26%	$1,693.1	27%
Maryland market loans	$656.2	10%	$632.3	9%	$584.3	9%
New Jersey market loans	$502.6	8%	$490.6	7%	$385.6	6%
Other market loans	$201.4	3%	$180.2	3%	$138.6	2%

Most of our commercial loans are in amounts of $10 million or less. This reflects the needs of the family-owned and privately held business owners on whom we focus our commercial banking activities. At June 30, 2009:

•	Approximately 72% of total commercial loans were for amounts of $10 million or less.

•	On a percentage basis, the mix of loans by size was relatively unchanged from prior periods.

Commercial loans by loan size

	At 6/30/09	At 12/31/08	At 6/30/08

Less than $250,000	3%	3%	3%
$250,000 to $1 million	10%	10%	11%
$1 million to $5 million	37%	36%	37%
$5 million to $10 million	22%	23%	22%
$10 million to $20 million	19%	18%	19%
More than $20 million	9%	10%	8%

Commercial construction and commercial mortgage lending

Almost all of our exposure to the commercial real estate industry is limited to clients whose businesses are based in, and whose projects are located in, the mid-Atlantic region. We lend to clients with well-established businesses that are family-owned or closely held. We do not lend to large, national homebuilders. Most of the loans in our commercial construction portfolio are for single-family residential developments in Delaware and southeastern Pennsylvania. We do very little condominium construction or conversion financing, and very little of our portfolio is associated with beachfront property.

The real estate market has been more stable in the mid-Atlantic region than in many other parts of the United States. We attribute this to:

•	A relative lack of speculative building.

•	Less rapid appreciation in property values, which has translated into milder declines in property values.

•	Population growth that has kept demand for housing relatively high.

In the commercial construction portfolio, balances increased 2%, or $38.1 million, during the first six months of 2009. Approximately one-third of this increase was for the refinancing of a successful strip shopping center

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in northern Delaware. Most of the rest was for land acquisition and development, primarily for residential projects in Delaware and southeastern Pennsylvania.

At June 30, 2009, most commercial construction loans were for residential projects in Delaware. The increase in retail and office projects, on a percentage basis, reflected demand for services and amenities to support the growth of Delaware’s population, and its housing market, in recent years. Most of the commercial office projects we fund are for low-rise professional office buildings, such as offices for medical, legal, and accounting practices, and for warehouses and other industrial uses.

Commercial construction loan portfolio

	At 6/30/09	At 12/31/08	At 6/30/08

Project type:
Residential real estate construction	52%	54%	53%
Land development	21%	21%	22%
Retail and office	17%	15%	13%
Owner-occupied	2%	2%	4%
Multi-family	4%	2%	2%
Other	4%	6%	6%

Geographic location:
Delaware	59%	60%	61%
Pennsylvania	23%	23%	24%
Maryland	6%	6%	6%
New Jersey	9%	7%	6%
Other	3%	4%	3%

We believe our construction loan underwriting standards, which we apply consistently, help mitigate the risks inherent in making commercial construction loans. For example, in addition to the collateral provided by the project itself, we generally obtain personal guarantees from commercial construction borrowers.

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
• 6 unsold single-family homes or
• 10 unsold townhomes

In the commercial mortgage portfolio, balances increased 8%, or $141.6 million, during the first six months of 2009. This growth continued to reflect how changes in the credit markets have eliminated the competitive advantages formerly held by specialty mortgage lenders. Nearly 50% of the year-to-date increase came from commercial construction clients who opted for longer-term financing for their commercial construction loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Most of the commercial mortgage loans added in the first six months of 2009 were for owner-occupied retail and professional office properties in Delaware.

CONSUMER LENDING

Consumer loan balances decreased 10%, or $167.2 million, in the first six months of 2009, mainly because indirect lending volumes declined. Indirect loan balances were 15%, or $137.8 million, lower than at year-end 2008.

Most of our indirect loans are automobile loans made through automobile dealers in the mid-Atlantic region. Indirect automobile lending tends to be more transaction-oriented than relationship-oriented. As these balances run off, we have elected to redeploy funds available for lending to commercial and consumer borrowers with whom we can establish and strengthen long-term relationships.

Most of our consumer loans continued to be associated with clients in Delaware, which is where we concentrate our consumer banking activities.

Consumer loans

At Period-End	At 6/30/09	At 12/31/08	At 6/30/08
	(In millions)

Home equity	$573.3	$565.4	$516.5
Indirect	753.7	891.5	929.4
Credit card	64.5	67.8	69.4
Other consumer	174.2	208.2	275.0

Total consumer loans	$1,565.7	$1,732.9	$1,790.3

Consumer loans by geographic market

	At 6/30/09		At 12/31/08		At 6/30/08
		As a % of		As a % of		As a % of
		Total		Total		Total
		Consumer		Consumer		Consumer
At Period-End	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in millions)

Delaware market loans	$841.7	54%	$913.6	53%	$937.8	52%
Pennsylvania market loans	$280.9	18%	$303.9	18%	$287.7	16%
Maryland market loans	$236.2	15%	$271.8	16%	$277.4	16%
New Jersey market loans	$136.6	9%	$150.9	9%	$143.7	8%
Other market loans	$70.3	4%	$92.7	4%	$143.7	8%

RESIDENTIAL MORTGAGE LENDING

We are among the leading residential mortgage originators in Delaware, but changes in our origination volumes may not correspond directly with changes in our residential mortgage balances, because:

•	We sell most of the fixed rate residential mortgages we originate into the secondary market, instead of retaining them in our loan portfolio. This ongoing practice is part of our interest rate risk management strategy, which we discuss in more detail in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	We do not include the Community Reinvestment Act mortgages we purchase in our origination volumes, but we retain many of these loans in our portfolio.

Residential mortgage origination volumes in the second quarter and first six months of 2009 were more than twice as high as for the corresponding periods in 2008. We attributed this to the favorable rate environment, which has prompted a higher volume of refinancing.

Residential mortgage originations

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Dollar amount of originations	$96.1	$43.8	$198.5	$87.2
Number of loans originated	460	208	917	402
Percentage for home purchase	15%	41%	15%	38%
Percentage for refinancing	85%	59%	85%	62%

Although residential mortgage originations increased significantly, residential mortgage balances decreased 24% in the first six months of 2009, as we sold $294.6 million of fixed rate residential mortgages into the secondary market. We realized a gain of approximately $1.9 million on these sales. This amount was recorded on our income statement in “Other noninterest income.”

Residential mortgage balances

At Period-End	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Residential mortgage balances	$435.3	$571.2	$561.1
Percent of residential mortgages at fixed rates	73%	84%	77%

Our residential mortgage delinquency rate continued to compare favorably with the U.S. rate, reflecting the comparatively less severe economic downturn in Delaware.

Residential mortgage delinquency rates

	At 6/30/09	At 12/31/08	At 6/30/08

Wilmington Trust delinquency rate	6.08%	5.62%	3.60%
U.S. delinquency rate	9.12%[1]	7.88%	6.35%[1]

Source: Mortgage Bankers Association

[1]	As of March 31

We do not engage in subprime residential mortgage lending.

DEPOSITS

We record two types of deposits:

•	Core deposits, which are deposits from our clients. Changes in core deposit balances primarily reflect trends in the Regional Banking business.

•	National brokered CDs. These CDs are not associated with our clients, and changes in their balances are not indicative of trends in our Regional Banking business. National brokered CDs are deposits we gather

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

through various broker networks. These CDs typically consist of aggregated deposits from individuals, mutual funds, or financial institutions. At June 30, 2009, most of the underlying deposits in our national brokered CDs were from individual depositors.

We discuss core deposits in this section. For more information about our use of national brokered CDs, read the liquidity, funding, and interest rate risk management discussions in this report.

At June 30, 2009, core deposit balances were a record-high $6,819.5 million. This was 14%, or $836.0 million, more than at year-end 2008. Clients from all three of our businesses contributed to this growth. Clients in Delaware continued to generate the majority of our core deposits.

Most of the increase in core deposits was in interest-bearing demand deposits, which increased 21%, or $549.5 million, in the first six months of 2009. Regional Banking and WAS clients accounted for most of this growth, which was spurred by client demand for the safety of insured funds amid economic uncertainty and financial market volatility.

Most of the rest of the growth in core deposits during the first six months of 2009 was in noninterest-bearing demand deposits, which were 18%, or $224.9 million, higher than at year-end 2008. CCS clients accounted for most of this increase.

Core deposits

At Period-End	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Noninterest-bearing demand deposits	$1,456.6	$1,231.7	$834.1
Savings deposits	898.1	815.7	798.9
Interest-bearing demand deposits	3,182.4	2,632.9	2,692.3
CDs < $100,000	1,103.0	1,072.5	977.6
Local CDs ≥ $100,000	179.4	230.7	278.0

Total core deposits	$6,819.5	$5,983.5	$5,580.9

Percent from Delaware clients	77%	85%	86%
Percent from Pennsylvania clients	7%	3%	4%
Percent from Maryland clients	10%	9%	10%
Percent from New Jersey clients	—%	—%	—%
Percent from clients in other markets	6%	3%	—%

We generally consider average core deposit balances to be a better indicator of trends in the Regional Banking business than period-end core deposit balances. This is because CCS clients may deposit large sums of cash near the ends of financial reporting periods. These deposits are typically noninterest-bearing demand deposits.

Core deposit balances on average

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In millions)

Total core deposits	$6,602.4	$5,307.6	$6,256.7	$5,234.2

For more detail on average deposit balances, see the quarterly and year-to-date analyses of net interest income in this report, which appear between the net interest margin discussion and the noninterest income discussion.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not wholesale or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

Declines in local CD balances reflected client preference for savings instruments with more flexible terms.

Local CDs ≥ $100,000 by client category

Average balances	2009 Q2	2008 Q4	2008 Q2

Consumer banking clients	56%	50%	60%
DE commercial banking clients	12%	9%	7%
PA commercial banking clients	5%	9%	9%
Commercial banking clients in other markets	8%	4%	—
WAS clients	6%	9%	12%
CCS clients	—	—	—
Other clients	13%	19%	12%

OTHER REGIONAL BANKING INFORMATION

ATMs	At 6/30/09	At 12/31/08	At 6/30/08

ATMs in Delaware	179	214	210
Total ATMs	222	258	254

We had fewer ATMs than at the end of 2008, because we reduced the number of ATMs we support at non-Wilmington Trust locations during the 2009 second quarter.

REGIONAL BANKING EFFICIENCY

Regional Banking’s efficiency ratio for the second quarter and first six months of 2009 was higher than for the corresponding periods in 2008, mainly because:

•	The combination of historically low market interest rates and the decrease in investment securities balances reduced net interest income.

•	The provision for loan losses was considerably higher.

Regional Banking efficiency

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
		(Dollars in millions)

Segment operating net (loss)/income	$(4.1)	$22.8	$15.6	$53.2
Efficiency ratio[1]	53.30%	43.69%	48.03%	42.86%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and other income (before the provision for loan losses) on a tax-equivalent basis.

In general, low efficiency ratios indicate high profitability. Compared to many other banks, the efficiency ratio for our Regional Banking business is lower, mainly because we do not have the expense of maintaining and operating a large-scale branch office network outside of Delaware. For more information about the profitability of our Regional Banking business, read Note 13, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Compared to the year-ago second quarter, net interest income (before the provision for loan losses) was lower mainly due to the decrease in investment securities balances. Those same factors contributed to the year-to-date decrease in net interest income (before the provision for loan losses), as did the 2008 fourth quarter declines in market interest rates, which continued to compress our net interest margin until the second quarter of 2009.

Net interest income

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Interest income	$111.3	$150.0	$228.5	$312.3
Interest expense	29.7	64.8	68.3	140.2

Net interest income	$81.6	$85.2	$160.2	$172.1
Percent generated by Regional Banking	92%	95%	92%	94%

Most of our net interest income comes from Regional Banking. We attribute portions of net interest income to the WAS and CCS businesses because they have clients who use our banking services. For more information about how we allocate net interest income among our businesses, read Note 13, “Segment reporting,” in this report.

NET INTEREST MARGIN

The net interest margin for the 2009 second quarter was 3.16%, compared with 3.17% for the year-ago second quarter. For the first six months of 2009, the net interest margin was 3.04%, which was 23 basis points lower than for the corresponding year-ago period.

Net interest margin

	2009 Q2	2009 Q1	2008 Q4	2008 Q3	2008 Q2

Quarterly net interest margin (not annualized)	3.16%	2.91%	3.34%	3.25%	3.17%

Changes in the margin since the year-ago second quarter reflected the effects of changes in market interest rates. Our interest rate risk position is asset-sensitive and, when market interest rates change, our floating rate assets reprice more quickly than our floating rate liabilities. The pricing adjusts on most of our floating rate loans within 30 to 45 days of a rate change — but it typically takes 90 to 120 days for the corresponding adjustments in price to occur on our floating rate liabilities. For more information about this, read the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

Between September 2007 and March 31, 2008, six downward moves by the Federal Open Market Committee (FOMC) reduced short-term interest rates by a total of 300 basis points. In the 2008 second quarter, the pace of reductions slowed; there was only one reduction of 25 basis points. The FOMC made no rate changes in the 2008 third quarter and held rates steady at 2.00%. This relative stability allowed the pricing adjustments on our cost of funds to catch up to loan pricing adjustments, which led to margin expansion in the 2008 third and fourth quarters.

The FOMC resumed its reductions in the 2008 fourth quarter, dropping rates to a range of 0.00% to 0.25%, an historic low. The effects of these reductions carried into 2009 and compressed our margin for the 2009 first quarter. As rates remained unchanged in the 2009 second quarter, the declines in our cost of funds caught up

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

to the declines in our earning asset yields, the pressure on our margin abated, and the margin improved 25 basis points to 3.16%. Assuming there are no changes in market interest rates, we expect our net interest margin to be in the 3.00% range throughout 2009.

At June 30, 2009, 54% of our commercial floating rate loans were priced at our prime rate, which has been 4.00% since November 2008.

Wilmington Trust prime lending rate

	2009 Q2	2008 Q4	2008 Q2

Prime lending rate (period-end)	4.00%	4.00%	5.00%
Prime lending rate (on average)	4.00%	4.25%	5.08%

Percentage of commercial loans tied to our prime rate at period-end	54%	57%	56%

For more information about changes in our earning asset yields and cost of funds, read the following analyses of net interest income and the analysis of changes in interest income and expense due to volume and rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2009 Second Quarter			2008 Second Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Earning assets:
Interest-bearing deposits in other banks	$100.2	$0.1	0.39%	$63.1	$0.3	2.09%
Federal funds sold and securities purchased under agreements to resell	14.5	—	1.27	38.0	0.2	2.01

Total short-term investments	114.7	0.1	0.50	101.1	0.5	2.06

Investment securities:
U.S. Treasury	46.1	0.1	0.77	50.5	0.5	3.79
Government agencies	252.9	2.1	3.30	487.5	5.9	4.85
Obligations of state and political subdivisions	6.6	0.2	8.81	7.2	0.1	8.85
Preferred stock	20.5	0.5	8.71	54.1	1.1	7.88
Mortgage-backed securities	301.0	3.3	4.36	727.9	8.2	4.53
Other securities	248.0	2.4	3.98	355.8	3.8	4.34

Total investment securities	875.1	8.6	3.89	1,683.0	19.6	4.69

FHLB and FRB stock, at cost	25.5	0.2	2.84	26.5	0.2	3.00

Loans:
Commercial, financial, and agricultural	2,765.6	29.6	4.30	2,765.4	40.9	5.94
Real estate – construction	1,973.4	17.7	3.60	1,837.1	24.6	5.38
Commercial mortgage	1,987.5	21.8	4.40	1,654.1	24.1	5.87

Total commercial loans	6,726.5	69.1	4.12	6,256.6	89.6	5.76

Residential mortgage	566.5	8.1	5.71	560.5	8.1	5.83
Consumer loans	1,605.1	22.5	5.63	1,729.8	27.3	6.34
Loans secured with investments	498.1	3.2	2.60	539.0	5.5	4.09

Total retail loans	2,669.7	33.8	5.08	2,829.3	40.9	5.81

Total loans net of unearned income	9,396.2	102.9	4.40	9,085.9	130.5	5.77

Total earning assets at historical cost	$10,411.5	$111.8	4.31%	$10,896.5	$150.8	5.56%

Fair value adjustment on investment securities available for sale	(58.0)			(84.5)

Total earning assets	$10,353.5			$10,812.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

QUARTERLY ANALYSIS OF NET INTEREST INCOME (CONTINUED)

	2009 Second Quarter			2008 Second Quarter
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Funds supporting earning assets:
Savings	$907.0	$2.8	1.24%	$795.2	$4.3	2.17%
Interest-bearing demand	3,154.0	3.1	0.40	2,417.0	4.5	0.75
Certificates under $100,000	1,113.9	8.3	2.98	988.2	9.0	3.64
Local certificates $100,000 and over	180.9	1.2	2.62	306.9	2.9	3.82

Total core interest-bearing deposits	5,355.8	15.4	1.15	4,507.3	20.7	1.85
National brokered certificates	1,150.6	5.0	1.74	2,719.2	23.9	3.53

Total interest-bearing deposits	6,506.4	20.4	1.26	7,226.5	44.6	2.48

Federal funds purchased and securities sold under agreements to repurchase	1,433.8	0.9	0.26	1,847.9	10.8	2.35
U.S. Treasury demand deposits	8.1	—	—	11.6	0.1	1.94
Line of credit and other debt	—	—	—	50.1	0.9	7.13

Total short-term borrowings	1,441.9	0.9	0.26	1,909.6	11.8	2.47

Long-term debt	469.5	8.4	7.14	467.4	8.4	7.25

Total interest-bearing liabilities	8,417.8	29.7	1.41	9,603.5	64.8	2.71

Other noninterest funds	1,993.7	—	—	1,293.0	—	—

Total funds used to support earning assets	$10,411.5	$29.7	1.15%	$10,896.5	$64.8	2.39%

Net interest income/margin		82.1	3.16%		86.0	3.17%
Tax-equivalent adjustment		(0.5)			(0.8)

Net interest income		$81.6			$85.2

In order to ensure the comparability of yields and rates and their effect on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME

	Year-to-Date 2009			Year-to-Date 2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Earning assets:
Interest-bearing deposits in other banks	$99.7	$0.2	0.46%	$33.2	$0.4	2.30%
Federal funds sold and securities purchased under agreements to resell	22.9	0.2	2.17	36.5	0.5	2.55

Total short-term investments	122.6	0.4	0.78	69.7	0.9	2.44

Investment securities:
U.S. Treasury	53.5	0.2	0.89	55.3	1.1	3.93
Government agencies	325.2	5.7	3.53	515.1	12.5	4.89
Obligations of state and political subdivisions	6.7	0.3	8.82	10.7	0.4	7.73
Preferred stock	20.5	0.9	9.16	54.2	2.1	7.88
Mortgage-backed securities	444.4	10.0	4.51	732.3	16.3	4.48
Other securities	250.2	5.5	4.39	359.1	8.9	4.99

Total investment securities	1,100.5	22.6	4.13	1,726.7	41.3	4.82

FHLB and FRB stock, at cost	22.9	0.3	2.32	24.4	0.5	4.09

Loans:
Commercial, financial, and agricultural	2,809.2	59.7	4.28	2,683.8	83.8	6.28
Real estate – construction	1,962.1	35.3	3.63	1,821.0	53.9	5.95
Commercial mortgage	1,949.7	42.7	4.42	1,591.1	49.7	6.28

Total commercial loans	6,721.0	137.7	4.13	6,095.9	187.4	6.18

Residential mortgage	570.2	16.1	5.68	561.6	16.3	5.82
Consumer loans	1,645.5	46.1	5.65	1,691.4	55.7	6.62
Loans secured with investments	520.4	6.3	2.45	512.4	11.8	4.65

Total retail loans	2,736.1	68.5	5.05	2,765.4	83.8	6.10

Total loans net of unearned income	9,457.1	206.2	4.40	8,861.3	271.2	6.15

Total earning assets at historical cost	$10,703.1	$229.5	4.32%	$10,682.1	$313.9	5.91%

Fair value adjustment on investment
securities available for sale	(55.9)			(54.5)

Total earning assets	$10,647.2			$10,627.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME (CONTINUED)

	Year-to-Date 2009			Year-to-Date 2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)

Funds supporting earning assets:
Savings	$901.1	$6.5	1.46%	$755.0	$9.0	2.39%
Interest-bearing demand	2,984.7	5.9	0.40	2,392.6	10.7	0.90
Certificates under $100,000	1,106.9	16.6	3.01	1,002.1	19.5	3.91
Local certificates $100,000 and over	194.9	2.7	2.74	321.1	6.6	4.15

Total core interest-bearing deposits	5,187.6	31.7	1.23	4,470.8	45.8	2.06
National brokered certificates	1,581.8	17.6	2.25	2,744.8	54.5	3.99

Total interest-bearing deposits	6,769.4	49.3	1.46	7,215.6	100.3	2.79

Federal funds purchased and securities sold under agreements to repurchase	1,684.9	2.3	0.28	1,736.7	23.8	2.77
U.S. Treasury demand deposits	7.5	—	—	12.2	0.2	2.52
Line of credit and other debt	1.6	—	3.52	93.2	3.3	7.09

Total short-term borrowings	1,694.0	2.3	0.29	1,842.1	27.3	2.98

Long-term debt	469.3	16.7	7.19	367.8	12.6	6.90

Total interest-bearing liabilities	8,932.7	68.3	1.54	9,425.5	140.2	2.99

Other noninterest funds	1,770.4	—	—	1,256.6	—	—

Total funds used to support earning assets	$10,703.1	$68.3	1.28%	$10,682.1	$140.2	2.64%

Net interest income/margin		161.2	3.04%		173.7	3.27%
Tax-equivalent adjustment		(1.0)			(1.6)

Net interest income		$160.2			$172.1

In order to ensure the comparability of yields and rates and their effect on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009/2008			2009/2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total
			(In millions)

Interest income:
Interest-bearing deposits in other banks	$0.2	$(0.4)	$(0.2)	$0.8	$(1.0)	$(0.2)
Federal funds sold and securities purchased under agreements to resell	(0.1)	(0.1)	(0.2)	(0.2)	(0.1)	(0.3)

Total short-term investments	0.1	(0.5)	(0.4)	0.6	(1.1)	(0.5)

Investment securities:
U.S. Treasury securities	—	(0.4)	(0.4)	—	(0.9)	(0.9)
Government agency securities	(2.8)	(1.0)	(3.8)	(4.6)	(2.2)	(6.8)
State and municipal securities*	—	0.1	0.1	(0.2)	0.1	(0.1)
Preferred stock*	(0.7)	0.1	(0.6)	(1.3)	0.1	(1.2)
Mortgage-backed securities	(4.8)	(0.1)	(4.9)	(6.4)	0.1	(6.3)
Other securities*	(1.2)	(0.2)	(1.4)	(2.7)	(0.7)	(3.4)

Total investment securities	(9.5)	(1.5)	(11.0)	(15.2)	(3.5)	(18.7)

FHLB and FRB stock, at cost	—	—	—	—	(0.2)	(0.2)

Loans:
Commercial, financial, and agricultural*	—	(11.3)	(11.3)	3.9	(28.0)	(24.1)
Real estate — construction	1.8	(8.7)	(6.9)	4.2	(22.8)	(18.6)
Commercial mortgage*	4.9	(7.2)	(2.3)	11.2	(18.2)	(7.0)

Total commercial loans	6.7	(27.2)	(20.5)	19.3	(69.0)	(49.7)

Residential mortgage	0.1	(0.1)	—	0.2	(0.4)	(0.2)
Consumer loans	(2.0)	(2.8)	(4.8)	(1.5)	(8.1)	(9.6)
Loans secured with investments	(0.4)	(1.9)	(2.3)	0.2	(5.7)	(5.5)

Total retail loans	(2.3)	(4.8)	(7.1)	(1.1)	(14.2)	(15.3)

Total loans net of unearned income	4.4	(32.0)	(27.6)	18.2	(83.2)	(65.0)

Total interest income	$(5.0)	$(34.0)	$(39.0)	$3.6	$(88.0)	$(84.4)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE (CONTINUED)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009/2008			2009/2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total
			(In millions)

Interest expense:
Savings deposits	$0.6	$(2.1)	$(1.5)	$1.7	$(4.2)	$(2.5)
Interest-bearing demand deposits	1.4	(2.8)	(1.4)	2.6	(7.4)	(4.8)
Certificates under $100,000	1.1	(1.8)	(0.7)	2.0	(4.9)	(2.9)
Local certificates $100,000 and over	(1.2)	(0.5)	(1.7)	(2.6)	(1.3)	(3.9)

Total core interest-bearing deposits	1.9	(7.2)	(5.3)	3.7	(17.8)	(14.1)

National brokered certificates	(13.8)	(5.1)	(18.9)	(23.0)	(13.9)	(36.9)

Total interest-bearing deposits	(11.9)	(12.3)	(24.2)	(19.3)	(31.7)	(51.0)

Federal funds purchased and securities sold under agreements to repurchase	(2.4)	(7.5)	(9.9)	(0.7)	(20.8)	(21.5)
U.S. Treasury demand deposits	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Line of credit and other debt	(0.9)	—	(0.9)	(3.2)	(0.1)	(3.3)

Total short-term borrowings	(3.3)	(7.6)	(10.9)	(4.0)	(21.0)	(25.0)
Long-term debt	—	—	—	3.5	0.6	4.1

Total interest expense	$(15.2)	$(19.9)	$(35.1)	$(19.8)	$(52.1)	$(71.9)

Changes in net interest income	$10.2	$(14.1)	$(3.9)	$23.4	$(35.9)	$(12.5)

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

[1]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[2]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the second quarter and first six months of 2009 was lower than for the corresponding periods in 2008, mainly because:

•	Other-than-temporary impairments on investment securities were $10.8 million higher for the quarter and $15.3 million higher year-to-date. (Other-than-temporary impairments are recorded as reductions in noninterest income).

•	WAS revenue was $10.7 million lower for the quarter and $16.9 million lower year-to-date.

•	Year-to-date noninterest income for the first six months of 2008 included approximately $4.9 million of revenue from our share of the proceeds from Visa Inc.’s initial public offering.

Noninterest income

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Reported noninterest income	$81.6	$93.2	$192.3	$195.9
As a percentage of combined net interest and noninterest income[1]	75%	58%	71%	58%

Operating noninterest income	$105.0	$105.8	$220.2	$208.5
As a percentage of combined net interest and noninterest income[1]	79%	61%	74%	59%
Percentage of operating noninterest income from CCS	39%	30%	37%	28%
Percentage of operating noninterest income from WAS	45%	55%	44%	54%

[1]	After amortization and the provision for loan losses

Noninterest income continued to grow as a percentage of our total revenue, on both a reported and operating basis. Factors in this shift were the historically low levels of market interest rates, the slowing pace of loan growth, and increases in the provision for loan losses. WAS continued to generate most of our noninterest income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

We do not:

•	Lend to or serve as a creditor, unsecured or otherwise, in transactions CCS supports, including default, bankruptcy, and loan agency transactions.

•	Own the assets or entities for which CCS serves as trustee or administrator.

•	Record these assets on our balance sheet.

•	Consolidate these entities in our financial statements.

•	Take ownership positions in the structures or entities CCS supports.

•	Issue, underwrite, set pricing, or establish valuations for the financing structures CCS supports.

•	Offer high-volume back-office processing services.

CCS in the second quarter and first six months of 2009

CCS revenue was 30% higher for the second quarter of 2009 and 40% higher for the first six months of 2009 than for the corresponding year-ago periods.

Retirement services revenue accounted for almost all of these increases, reflecting the two acquisitions completed in 2008. Results for the second quarter and first six months of 2008 included two months of revenue from the larger of these acquisitions, which closed on April 30, 2008.

Corporate Client Services revenue

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Capital markets services	$12.8	$12.2	$24.3	$23.8
Entity management services	8.3	8.6	16.2	16.4
Retirement services	16.6	7.5	32.7	10.7
Institutional investment/cash management services	3.6	3.4	7.5	6.8

Total Corporate Client Services revenue	$41.3	$31.7	$80.7	$57.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In the capital markets component, the quarterly and year-to-date increases in revenue illustrated the advantages of being an independent, conflict-free service provider, and how CCS has been able to tailor its services to meet changing market needs. While the market for services that support asset-backed securitizations and other traditional financing structures remained at a near-standstill, demand rose sharply for successor loan agency services and for services that support bankruptcies and other distressed situations. In many cases, we would not have been awarded these assignments were it not for our conflict-free position.

We have been named successor trustee and appointed to the creditors’ committee on six major bankruptcies since the start of 2009. Five of these appointments occurred in the 2009 second quarter, including the bankruptcies of General Motors Corporation, General Growth Properties, and AbitibiBowater Inc.

The growth in capital markets revenue also demonstrated how CCS is benefiting from consolidation in the industry. In February, Bank of America, N.A. selected us to assume some of the corporate debt trustee services formerly performed by LaSalle Bank N.A., which Bank of America acquired in 2007. (This transfer did not affect Bank of America’s larger securitization trustee business, LaSalle Global Trust Services.) In July, we hired a team of corporate trust professionals who specialize in trust administration for insurance products. This team formerly was associated with LaSalle.

In the entity management component of CCS, demand was solid for successor loan agency services and securitizations in Europe, as well as tax services and captive management services. These positives were offset by foreign currency fluctuations, which resulted in the slight declines in entity management revenue from the 2008 second quarter and year-to-date amounts.

Revenue from institutional investment and cash management services increased from the second quarter and first six months of 2008 as CCS continued to win additional mandates. This business was mostly from retirement services clients. In addition, some of these assignments were from capital markets transactions that required short-term cash management. Revenue tied to U.S. investment- grade fixed income securities accounted for approximately 35% of institutional investment and cash management revenue for the 2009 second quarter, and approximately 37% of the 2009 year-to-date amount. The remainder was based on money market fund balances.

CORPORATE CLIENT SERVICES EFFICIENCY

CCS second quarter efficiency improved from 2008, due to the retirement services acquisitions and the closure of our collateralized debt obligation and conduit services business at the end of the 2009 first quarter. Year to date, CCS efficiency was lower than for 2008, mainly because we still had some expenses associated with the conduit services business in the 2009 first quarter, but no revenue, and because the low level of market interest rates reduced net interest income.

Corporate Client Services efficiency

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Segment operating net income	$5.1	$3.7	$9.0	$8.9
Efficiency ratio[1]	82.61%	83.72%	86.57%	79.54%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and other income (before the provision for loan losses) on a tax-equivalent basis.

For more information about CCS profitability, read Note 13, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

WAS in the first three and six months of 2009

Although WAS business development remained solid in the second quarter and first six months of 2009, revenue was lower than for the corresponding periods in 2008, primarily due to declines in revenue from trust and investment advisory services.

Wealth Advisory Services revenue

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Trust and investment advisory revenue	$31.6	$40.2	$62.8	$79.5
Planning and other services revenue	10.3	11.2	21.2	21.3
Mutual fund revenue	5.2	6.4	12.7	12.8

Total Wealth Advisory Services revenue	$47.1	$57.8	$96.7	$113.6

Trust and investment advisory revenue was affected negatively by volatility in the equity markets. This volatility:

•	Reduced the valuations of client assets and, in turn, reduced the revenue that is based on these asset values.

•	Led to increased client preference for cash management and fixed income investments. This also reduced WAS revenue because, in general, cash management and fixed income investment services are priced lower than equity investment management services.

Revenue from WAS planning and other services, which is not based on asset valuations, also decreased from the corresponding periods in 2008. This was due mainly to a decrease in trading transactions after client asset allocations were rebalanced at the end of 2008.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

WAS mutual fund revenue was lower than for the corresponding periods in 2008 because we opted to waive client fees, given low fund yields, in accordance with the funds’ voluntary waiver/reimbursement provisions.

WEALTH ADVISORY SERVICES EFFICIENCY

WAS efficiency was lower for the second quarter and first six months of 2009 than for the corresponding periods in 2008, mainly because:

•	Revenue was lower.

•	The amount of the provision for loan losses ascribed to WAS was higher.

Wealth Advisory Services efficiency

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Segment operating net income	$2.9	$4.7	$4.9	$9.5
Efficiency ratio[1]	87.30%	84.83%	85.99%	85.52%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and other income (before the provision for loan losses) on a tax-equivalent basis.

For more information about WAS profitability, read Note 13, “Segment reporting,” in this report.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

We report two types of client assets:

1.	Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of the clients who use our asset management services are WAS clients.

2.	Assets under administration (AUA). These are assets we hold in custody or for which we serve as fiduciary on behalf of clients. Most of these assets are from CCS retirement services clients.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.

For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.

Changes in Wilmington Trust client assets between June 30, 2009, and prior periods reflected:

•	Lower AUM levels, mainly because financial market volatility reduced the valuations of assets managed for WAS clients.

•	Routine fluctuations in AUA for CCS clients.

Client assets at Wilmington Trust1

	At 6/30/09	At 12/31/08	At 6/30/08
	(In billions)

Assets under management	$35.2	$36.6	$38.4
Assets under administration	93.5	91.0	108.2

Total client assets at Wilmington Trust	$128.7	$127.6	$146.6

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

While financial market volatility reduced WAS AUM, CCS AUM rose from prior periods, mainly due to increases in AUM in the retirement services business.

Assets under management by business line1

	At 6/30/09		At 12/31/08		At 6/30/08
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in billions)

WAS	$24.7	70%	$26.8	73%	$31.2	81%
CCS	10.5	30%	9.8	27%	7.2	19%

Total Wilmington Trust AUM	$35.2		$36.6		$38.4

[1]	Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Changes in the investment mix of Wilmington Trust’s AUM reflected shifts in asset allocation strategies due to extreme volatility in the equity markets.

Investment mix of Wilmington Trust managed assets1

	At 6/30/09	At 12/31/08	At 6/30/08

Equities	36%	38%	44%
Fixed income	37%	33%	24%
Cash and cash equivalents	17%	18%	18%
Other assets	10%	11%	14%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. We do not consolidate CRM or RCM in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters.

Affiliate money manager revenue

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Total revenue from affiliate money managers (net of expenses)	$4.4	$4.4	$6.7	$8.7

For more information about our investments in CRM and RCM, read the rest of this affiliate money managers discussion and Notes 4, 10, and 23 in our 2008 Annual Report to Shareholders.

CRAMER ROSENTHAL MCGLYNN (CRM)

Revenue from CRM for the second quarter and first six months of 2009 was lower than for the corresponding periods in 2008, mainly because market conditions reduced the performance fees CRM earned in its real estate hedge fund investments.

Compared to the end of the year-ago second quarter, CRM’s AUM were lower due to volatility in the equity markets, which reduced the market valuations of client assets. CRM’s AUM rose during the first six months of 2009, as business inflows remained solid and equity markets improved somewhat.

Revenue from Cramer Rosenthal McGlynn

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Revenue (net of expenses)	$5.0	$5.5	$8.0	$9.5

Cramer Rosenthal McGlynn

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in billions)

Assets under management	$9.4	$7.8	$11.2
Wilmington Trust’s ownership position:	79.75%	80.99%	80.99%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ROXBURY CAPITAL MANAGEMENT (RCM)

The loss from RCM for the 2009 second quarter was lower than for the year-ago second quarter, mainly because expenses were lower. In addition, some of RCM’s newer products gained traction. This accounted for the slight increase in AUM from year-end 2008. Compared to the end of the year-ago second quarter, RCM’s AUM were lower, as the firm continued to experience outflows from its mid-cap fund as well as declines in client asset valuations due to volatility in the equity markets. These dynamics translated into a loss that was higher for the first six months of 2009 than for the corresponding period in 2008.

Revenue from Roxbury Capital Management

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Revenue (net of expenses)	$(0.6)	$(1.1)	$(1.3)	$(0.8)

Roxbury Capital Management

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in billions)

Assets under management	$1.4	$1.3	$2.1
Wilmington Trust’s ownership position:
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%
Ownership of Class B interests	67%	67%	50%

COMBINED AUM AT WILMINGTON TRUST AND AFFILIATE MONEY MANAGERS

As noted earlier, changes in AUM at Wilmington Trust do not necessarily reflect business inflows or outflows. In contrast, at the affiliate money managers, managed asset levels reflect business flows as well as financial market movements.

Assets under management

	At 6/30/09	At 12/31/08	At 6/30/08
	(In billions)

Wilmington Trust[1]	$35.2	$36.6	$38.4
Cramer Rosenthal McGlynn	9.4	7.8	11.2
Roxbury Capital Management	1.4	1.3	2.1

Total assets under management	$46.0	$45.7	$51.7

[1]	Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

NONINTEREST EXPENSE

On a reported basis, total noninterest expense was lower for the second quarter and first six months of 2009 than for the corresponding periods in 2008, because we recorded a $66.9 million impairment charge on the value of our investment in RCM in the 2008 second quarter. This discussion focuses on operating noninterest expense (excluding the RCM impairment).

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Noninterest expense

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Reported noninterest expense	$128.4	$188.5	$255.0	$304.0
RCM impairment	—	66.9	—	66.9

Operating noninterest expense	$128.4	$121.6	$255.0	$237.1

On an operating basis, total noninterest expense for the 2009 second quarter was 6%, or $6.8 million, higher than for the year-ago second quarter. Year to date, operating noninterest expense was 8%, or $17.9 million, higher.

The FDIC levied a special insurance premium assessment on all banks in the 2009 second quarter. This assessment added $5.3 million to our noninterest expense for the quarter. Absent this assessment, operating noninterest expense would have been $123.1 million for the second quarter and $249.7 million for the first six months of 2009. Compared to the corresponding year-ago periods, these would have been increases of 1% and 5%, respectively.

In addition to the special assessment, two other FDIC actions in the first six months of 2009 contributed to the considerable increase in our insurance expense. In January 2009, the FDIC instituted an industry-wide premium increase, which added approximately $1.5 million to our quarterly insurance expense starting with the 2009 first quarter. On April 1, 2009, the FDIC revised its methodology for calculating premiums, which added approximately $0.8 million to our quarterly insurance expense.

These two increases, combined with changes instituted in the second half of 2008, brought our FDIC insurance premium expense (excluding the special assessment) to approximately $4.1 million for the 2009 second quarter, and approximately $7.4 million for the first six months of 2009. In comparison, the corresponding amounts for 2008 were $0.8 million and $1.8 million, respectively.

We anticipate additional increases in our FDIC insurance expense, due to the methodology change and growth in deposit balances.

The other main items that affected operating noninterest expense for the second quarter and first six months of 2009 were:

•	The retirement services acquisitions completed in April and October of 2008, which added approximately 190 staff members.

•	The closure at the end of the 2009 first quarter of our collateralized debt obligation and conduit services business.

•	Lower incentives and bonus expense, as amounts accrued were adjusted to reflect actual payments.

•	Higher servicing and consulting fees and subadvisor expense in the retirement services business.

•	Lower WAS subadvisor expense, as financial market volatility reduced trading volumes and our use of third-party advisors.

•	Higher legal expense, due to ongoing litigation as well as commercial loan recovery and foreclosure activities.

•	Conversion errors of $2.8 million.

•	Expense management initiatives that reduced controllable expenses wherever possible.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Even though the retirement services acquisitions added approximately 190 staff members, there were only 30 more full-time-equivalent staff members at June 30, 2009, than at the end of the year-ago second quarter. Growth in the number of staff members was kept in check through attrition and by the closure of the conduit services business, which eliminated approximately 17 jobs. These actions accounted for the 2009 decreases in total staffing-related expense.

Staffing-related expense

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Full-time-equivalent staff members	2,909	2,879	2,909	2,879
Salaries and wages	$48.6	$48.3	$97.7	$94.0
Incentives and benefits	7.8	13.2	12.7	27.7
Employment benefits	14.2	12.4	30.9	26.7

Total staffing-related expense	$70.6	$73.9	$141.3	$148.4
Staffing-related expense as a percentage of total operating noninterest expense	55%	61%	55%	63%

INCOME TAXES

Our effective tax rate for the 2009 second quarter was 52.85%, compared with 32.29% for the 2008 second quarter. For more information about our income taxes, read Note 12, “Income taxes,” in this report.

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

At June 30, 2009, our capital position remained strong. All of our regulatory capital ratios were higher than at the ends of every quarterly reporting period in 2008, and all continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. The Federal Reserve’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance-sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital,” in our 2008 Annual Report to Shareholders.

The declines from prior periods in common stockholders’ equity, the return on common stockholders’ equity, and the return on average assets reflected the investment securities impairments, increases in the loan loss provision, and other economic pressures. In addition to the $9.1 million loss we recorded for the 2009 second quarter, 2009 first quarter net income was 47%, or $19.6 million, lower than for the year-ago first quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital strength

	6 Months Ended	Year Ended	6 Months Ended
	6/30/09	12/31/08	6/30/08
	(Dollars in millions)

Common stockholders’ equity (period end)	$988.3	$1,012.4	$1,066.4
Common stockholders’ equity (on average)	$1,014.5	$1,085.2	$1,122.4
Return/(loss) on average common stockholders’ equity (annualized)	2.52%	(2.17)%	3.92%
Return/(loss) on average assets (annualized)	0.22%	(0.20)%	0.38%
Capital generation rate (annualized)	(2.89)%	(10.36)%	(4.27)%
Dividend payout ratio (operating basis)	113.81%	93.06%	62.26%

At June 30, 2009, our capital included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the Capital Purchase Program (CPP) in December 2008. We will pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings.

For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we will accrete over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. For the 2009 second quarter, the accretion of the discount was $0.4 million. Year to date in 2009, the accretion of the discount was $0.9 million. For more information about this, read Note 4, “Earnings per share,” in this report.

The changes in the dividend payout ratio (on an operating basis) reflected the two reductions in the cash dividend the Board of Directors made to date in 2009. On January 29, 2009, the Board reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share. On July 22, 2009, the Board reduced the quarterly cash dividend to $0.01 per common share. As the following table shows, reducing the dividend should help us increase capital at a faster pace and hasten our exit from the CPP.

Quarterly Cash Dividend	Capital Payout[1]

$0.345 per common share	Approximately $24 million per quarter
$0.1725 per common share	Approximately $12 million per quarter
$0.01 per common share	Approximately $700,000 per quarter

[1]	Based on common shares outstanding at June 30, 2009.

Capital ratios

All of our regulatory capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. This was true both including and excluding the CPP funds.

Our capital ratios improved from the year-end 2008 levels mainly because:

•	We deleveraged the investment securities portfolio.

•	The pace of loan growth was slower than expected.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Our positive results in the 2009 first quarter added capital.

•	We reduced the amount of capital paid out for the quarterly cash dividend.

Regulatory capital ratios

				Minimum to be
	At	At	At	Adequately	Minimum to be
	6/30/09	12/31/08	6/30/08	Capitalized	Well Capitalized

Total risk-based capital	14.02%	13.97%	11.14%	8%	10%
Tier 1 risk-based capital	9.68%	9.24%	6.74%	4%	6%
Tier 1 leverage capital	9.79%	8.77%	6.45%	4%	5%

Regulatory capital ratios with and without CPP funds

				Minimum to be
	At	At 6/30/09	At	Adequately	Minimum to be
	6/30/09	without CPP	12/31/08	Capitalized	Well Capitalized

Total risk-based capital	14.02%	11.10%	13.97%	8%	10%
Tier 1 risk-based capital	9.68%	6.76%	9.24%	4%	6%
Tier 1 leverage capital	9.79%	7.05%	8.77%	4%	5%

Regulatory capital dollar amounts

	At 6/30/09	At 12/31/08	At 6/30/08
	(In thousands)

Total risk-based capital	$1,584.0	$1,600.3	$1,228.3
Tier 1 risk-based capital	$1,093.4	$1,058.3	$743.5
Tier 1 leverage capital	$1,093.4	$1,058.3	$743.5

Tangible common equity

	At 6/30/09	At 12/31/08	At 6/30/08

Tangible common equity-to-assets ratio[1]	5.40%	5.12%	5.72%

[1]	Does not include preferred stock or the noncontrolling interest.

To calculate the tangible common equity ratio, we use a numerator of stockholders’ equity (excluding preferred stock and the noncontrolling interest) minus the sum of goodwill and other intangibles. The denominator is total assets minus the sum of goodwill and other intangibles.

Changes to capital

During the first six months of 2009, we added $22.4 million to capital, which consisted of:

•	$12.7 million of net income.

•	$1.6 million in foreign currency translation adjustments, net of taxes.

•	$4.4 million in adjustments related to compensation and retirement plans.

•	$3.7 million for unrealized securities gains, net of taxes.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Offsetting these additions was a $45.6 million reduction in capital, which consisted of:

•	$30.9 million of dividends paid.

•	A $4.2 million reclassification of discontinued cash flow hedges, net of taxes, from accumulated other comprehensive income into earnings.

•	$0.2 million for the acquisition of treasury stock.

•	An $0.8 million adjustment of deferred tax assets related to stock-based compensation.

•	A $4.8 million reclassification adjustment for securities gains included in net income, net of taxes.

•	A net effect of $4.3 million related to the other-than-temporary impairment of TruPS, net of taxes.

•	$0.4 million of unrealized gains on equity method investments.

Share repurchase program

Our current share repurchase plan, which was authorized by our Board of Directors in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust common stock. Our share repurchase activity reflects how we choose to deploy capital, and our decisions are not driven solely by share price.

We did not repurchase any of our shares under this program during the first six months of 2009. It is unlikely that we will repurchase any of our shares under this program during the remainder of 2009.

Current 8-million-share repurchase plan activity

	At 6/30/09	At 12/31/08	At 6/30/08

Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase at period end	4,956,204	4,956,204	4,956,204

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We monitor our existing and projected liquidity requirements continually. We believe our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely. To manage the risk of having insufficient liquidity, we:

•	Follow policies established by our Asset/Liability Committee and approved by our Board of Directors.

•	Use a wholesale funding coverage ratio, which expresses liquid assets and other available funding sources as a percentage of wholesale liabilities. We calculate this ratio monthly using three-, six-, and 12-month time horizons.

We categorize our liquidity risk into three levels that consider various internal and external scenarios:

•	Level I: The operating environment is normal and there are no funding pressures.

•	Level II: The potential for funding difficulties exists.

•	Level III: The composition of our balance sheet has created excessive liquidity risk.

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

Liquidity in the first six months of 2009

At June 30, 2009, we were operating within Level I parameters of liquidity risk, the same as at year-end 2008, and our sources of liquidity remained diversified.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sources of liquidity

	At 6/30/09	At 12/31/08
	(In millions)

Core deposit balances	$6,819.5	$5,983.5
National brokered CDs	959.7	2,432.9
Short-term borrowings	1,220.9	1,617.2
Long-term debt	469.9	468.8
Wilmington Trust stockholders’ equity	1,310.7	1,333.9
Investment securities	715.0	1,373.3
Unused borrowing capacity from lines of credit with U.S. financial institutions	50.0	80.0
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB)[1]	1,271.4	665.3
Unused borrowing capacity secured with collateral from the Federal Reserve	2,658.5	4,498.4

Total	$15,475.6	$18,453.3

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts noted are based on financial information as of March 31, 2009, and September 30, 2008, respectively. We expect our actual unused FHLB borrowing capacity at June 30, 2009, to be less than the amount noted, because our asset levels at June 30, 2009, were lower than at March 31, 2009.

For more information about our long-term debt and line of credit, read Note 11, “Borrowings,” in this report.

Credit ratings

Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s have downgraded the credit ratings of Wilmington Trust Corporation and Wilmington Trust Company since the beginning of 2009. We do not expect these downgrades to have any significant effect on our operations, financial condition, or business prospects.

Wilmington Trust Corporation credit ratings

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 7/24/09)	(As of 4/24/09)	(As of 6/17/09)

Outlook	Negative	Negative	Negative
Issuer rating (long-term/short-term)	A-/F1	Baa3/*	BBB/A-2
Subordinated debt	BBB+	Ba1	BBB−

*	No rating in this category.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Wilmington Trust Company credit ratings

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 7/24/09)	(As of 4/24/09)	(As of 6/17/09)

Outlook	Negative	Negative	Negative
Bank financial strength	B/C	C−	*
Issuer rating (long-term/short-term)	A-/F1	Baa2	BBB+/A-2
Bank deposits (long-term/short-term)	A/F1	Baa2/P-2	BBB+/A-2

*	No rating in this category.

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

An influx of core deposits, plus deleveraging of the investment securities portfolio, reduced our need for national brokered CDs during the first six months of 2009. On average, core deposit balances for the first six months of 2009 were 19%, or $987.6 million, higher than for the first six months of 2008. National brokered CD balances, on average, were 42%, or $1,163.0 million, lower.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Funding (on average)

For the Six Months Ended June 30	2009	2008

Percentage from core deposits	66%	54%
Percentage from non-core funding:
Percentage from national brokered CDs	16%	28%
Percentage from short-term borrowings	18%	18%

Total percentage from non-core funding	34%	46%

Loan-to-deposit ratio	1.21%	1.03%

ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION

At June 30, 2009, loans accounted for 82% of our assets, and most of our asset quality remained tied to loan, or credit, quality.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We believe the most relevant measure of credit quality is the net charge-off ratio, because:

•	Dollar amounts do not measure loan losses against increases or decreases in loan balances, or in the context of our lending activities overall.

•	Other measures of credit quality do not convey the nature of our client relationships, our efforts to help clients resolve problems, and our pursuit of repayment even after we classify a loan as nonaccruing or charge it off.

Credit quality in the second quarter and first six months of 2009

The economic downturn has not been as severe in the mid-Atlantic region as in some other parts of the United States, but conditions remained unsettled. There were some positive indications in the 2009 first quarter, but a recovery did not materialize, and pressures mounted in the 2009 second quarter.

Net charge-offs, the net charge-off ratio, nonperforming loans, other real estate owned (OREO), and loans past due 90 days or more were higher than at June 30, 2008, and year-end 2008. Most of these increases were concentrated among seven commercial lending relationships, and most occurred during the 2009 second quarter. In the internal risk rating analysis, the percentage of pass-rated loans continued to decline, as more commercial construction and commercial mortgage loans were downgraded.

There were some signs of improvement in the consumer portfolio. Although higher than at June 30, 2008, net charge-offs of consumer loans, and balances of consumer loans past due 90 days or more, declined steadily in the first six months of 2009. These declines were mainly in the indirect auto portfolio. In 2007, we tightened our indirect auto loan underwriting standards. As the balances of older-vintage loans decrease, the overall quality of the indirect auto portfolio has improved.

As of June 30, 2009, the Chrysler and General Motors (GM) bankruptcies appeared to be having little effect on our credit quality, as most of our automobile dealer clients operate multiple dealerships and sell multiple brands. We were aware of two clients whose Chrysler dealerships were closed. One of these had no loans outstanding; the other consolidated his inventory with another, non-Chrysler dealership he operates. We were aware of one client whose GM dealership closed. This client consolidated the activities of the closed outlet with those of another dealership he operates.

Net charge-offs

One commercial lending relationship accounted for the majority of the 2009 increase in net charge-offs, and for much of the increase in nonaccruing commercial construction loans. This relationship is with a mid-Atlantic-based developer of retirement communities. Two other relationships accounted for most of the rest of the increase in net charge-offs. These relationships are with residential developers who have projects in Delaware and Maryland.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net charge-offs

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Net loans charged off:
Commercial, financial, and agricultural	$8.4	$2.7	$15.8	$3.3
Commercial real estate – construction	18.4	5.2	20.8	5.5
Commercial mortgage	1.7	(0.7)	2.0	(0.7)

Net commercial loans charged off	$28.5	$7.2	$38.6	$8.1
Consumer and other retail	7.7	4.6	18.8	8.4

Total net loans charged off	$36.2	$11.8	$57.4	$16.5
Quarterly net charge-off ratio (not annualized)	0.39%	0.13%	0.61%	0.19%

For more detail on net charge-offs, see the loan loss reserve discussion in this report at the end of this section.

Nonperforming assets

Five commercial loan relationships accounted for most of the 2009 year-to-date increase in nonperforming loans. Two of these credits were transferred to nonaccruing status in the 2009 first quarter:

•	An automobile dealer with cash flow problems that stem more from personal spending habits than from problems at the dealership to which we extended credit.

•	A client who operates a chain of restaurants in the mid-Atlantic region.

The other three were transferred to nonaccruing status in the 2009 second quarter:

•	The retirement community developer mentioned in the discussion of net charge-offs.

•	A Delaware developer of income-producing retail properties.

•	An automobile dealer with multiple dealerships in the mid-Atlantic region. This client’s dealerships were not among those closed by Chrysler or GM.

Our nonaccruing loan balances reflect our desire to work with clients to resolve repayment problems, instead of charging off problem loans quickly. Consequently, on a comparative basis, our nonaccruing loan balances may be higher than those of other banks, but we believe this course of action minimizes net charge-offs.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nonperforming assets

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Nonaccruing loans:
Commercial, financial, and agricultural	$87.7	$41.2	$27.0
Commercial real estate – construction	145.3	112.7	22.6
Commercial mortgage	40.5	21.7	8.1
Consumer and other retail	25.3	20.7	13.9

Total nonaccruing loans	$298.8	$196.3	$71.6
Renegotiated loans	$3.2	$0.1	$0.2

Total nonaccruing and renegotiated loans	$302.0	$196.4	$71.8
Other real estate owned (OREO)	$28.3	$14.5	$16.7

Total nonperforming assets	$330.3	$210.9	$88.5
Nonperforming asset ratio (includes OREO)	3.60%	2.19%	0.95%

There were two large additions to OREO during the first six months of 2009:

•	A single-family residential development in central Delaware that we took possession of in the 2009 first quarter.

•	A single- and multi-family residential project in southern Delaware that we took possession of in the 2009 second quarter. Most of the site work on this project is complete.

We charged off portions of the loans on both of these projects when we took possession of these properties. We are working with other developers to prepare these properties for sale.

The other major components of OREO at June 30, 2009, were an income-producing hotel and retail property in Ocean City, Maryland, and a luxury home development in Montgomery County, Pennsylvania. Our foreclosures on both of these properties occurred in the second quarter of 2008.

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

Loans past due 90 days or more

As noted earlier, total loans past due 90 days or more declined during the first six months of 2009, due to decreases in past-due commercial, financial, and agricultural loans and past-due indirect automobile loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loans past due 90 days or more

	At 6/30/09	At 12/31/08	At 6/30/08
	((Dollars in millions)

Commercial, financial, and agricultural	$3.0	$8.4	$6.1
Commercial real estate – construction	5.1	4.8	0.6
Commercial mortgage	2.8	1.6	1.3
Consumer and other retail	15.8	19.5	13.8

Total loans past due 90 days or more	$26.7	$34.3	$21.8
Past due loan ratio	0.29%	0.36%	0.23%

Serious-doubt loans

Serious-doubt loans are loans that were performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have a high probability of becoming nonperforming loans in the future. Most of our serious-doubt loans are commercial real estate/construction loans and commercial, financial, and agricultural loans.

At June 30, 2009, serious-doubt loans totaled $57.9 million. This was $5.3 million more than at March 31, 2009, but $52.0 million, or 47%, less than at year-end 2008. Two commercial credits accounted for almost all of the decrease in serious-doubt loans from year-end 2008. One of these was the previously mentioned automobile dealer loan that was transferred to nonaccruing status in the 2009 first quarter. The other was an agricultural loan for which the outlook improved during the 2009 first quarter.

Serious-doubt loans

	At 6/30/09	At 3/31/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Commercial, financial, and agricultural	$18.4	$30.0	$82.9	$16.4
Commercial real estate – construction	28.2	4.9	8.4	—
Commercial mortgage	6.1	13.2	15.0	—
Residential mortgage	—	—	—	—
Consumer and other retail	2.2	1.5	0.6	4.3
Contingency allocation	3.0	3.0	3.0	3.0

Total serious-doubt loans	$57.9	$52.6	$109.9	$23.7
Serious-doubt loan ratio	0.63%	0.56%	1.14%	0.26%

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Internal risk rating analysis

	At 6/30/09	At 3/31/09	At 12/31/08	At 6/30/08

Pass	86.47%	88.60%	90.80%	96.28%
Watchlisted	6.00%	6.39%	5.20%	2.29%
Substandard	7.22%	4.99%	3.99%	1.42%
Doubtful	0.31%	0.02%	0.01%	0.01%

Provision and reserve for loan losses

The combination of the risk rating downgrades and the higher levels of net charge-offs and nonperforming assets led to increases in the reserve and provision for loan losses.

Provision for loan losses

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(In millions)

Provision for loan losses	$54.0	$18.5	$83.5	$28.4

Reserve for loan losses

	At 6/30/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Reserve for loan losses	$184.9	$157.1	$113.1
Loan loss reserve ratio	2.02%	1.63%	1.22%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net charge-offs and the reserve for loan losses

	At 6/30/09	At 3/31/09	At 12/31/08	At 6/30/08
	(Dollars in millions)

Balance at the beginning of the period	$167.0	$157.1	$122.2	$106.4
Loans charged off:
Commercial, financial, and agricultural	(8.5)	(7.6)	(4.1)	(2.9)
Commercial real estate – construction	(18.4)	(2.4)	(8.0)	(5.2)
Commercial mortgage	(1.7)	(0.3)	(0.9)	(0.1)
Consumer and other retail	(11.1)	(12.8)	(13.7)	(6.0)

Total loans charged off	$(39.7)	$(23.1)	$(26.7)	$(14.2)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	0.1	0.2	0.1	0.2
Commercial real estate – construction	—	—	—	—
Commercial mortgage	—	—	—	0.8
Consumer and other retail	3.4	1.7	1.1	1.4

Total recoveries	$3.5	$1.9	$1.2	$2.4
Net loans charged off:
Commercial, financial, and agricultural	(8.4)	(7.4)	(4.0)	(2.7)
Commercial real estate – construction	(18.4)	(2.4)	(8.0)	(5.2)
Commercial mortgage	(1.7)	(0.3)	(0.9)	0.7
Consumer and other retail	(7.7)	(11.1)	(12.6)	(4.6)

Total net loans charged off	$(36.2)	$(21.2)	$(25.5)	$(11.8)
Transfers from/(to) reserve for lending commitments	0.1	1.6	(7.1)	—
Provision charged to operations	54.0	29.5	67.5	18.5

Balance at the end of the period	$184.9	$167.0	$157.1	$113.1
Reserve for lending commitments in other liabilities*	$4.0	$5.5	$7.1	$—

Quarterly net charge-off ratio (not annualized)	0.39%	0.22%	0.27%	0.13%
Loan loss reserve ratio	2.02%	1.77%	1.63%	1.22%

*	We transferred the reserve for lending commitments to other liabilities as of December 31, 2008. We did not reclassify prior periods.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

At June 30, 2009, we had interest rate swap contracts associated with loans to clients with a total notional amount of $2,044.6 million. For more information about our derivative and hedging instruments, read Note 6, “Derivatives and hedging activities,” in this report.

Other contractual obligations

	At 6/30/09	At 12/31/08
	(In millions)

FHLB loan[1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements[2]	$72.7	$72.6
Certificates of deposit	$2,242.1	$3,736.1
Letters of credit, unfunded loan commitments, and unadvanced lines of credit	$3,365.9	$3,667.3

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.

Amount and duration of payments due on current contractual obligations as of June 30, 2009

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
		(In millions)

Certificates of deposit	$2,242.1	$1,854.0	$221.6	$162.5	$4.0
Debt obligations	478.0	—	28.0	250.0	200.0
Interest on debt obligations	197.9	44.9	45.1	44.2	63.7
Operating lease obligations	72.7	13.3	20.0	15.8	23.6
Benefit plan obligations	1.8	1.8	—	—	—

Total	$2,992.5	$1,914.0	$314.7	$472.5	$291.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The debt obligations in the table above consist of:

•	$250.0 million of subordinated long-term debt that was issued in 2003, was used for general liquidity purposes, and is due in 2013.

•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008, and is due on April 2, 2018. We used part of the proceeds of this issue to repay an aggregate principal amount of $125.0 million in subordinated long-term debt that expired on May 1, 2008, and to fund, in part, the acquisition of AST Capital Trust Company. We are using the remaining proceeds for general corporate purposes.

•	FHLB advances of $28.0 million.

Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet.

Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At June 30, 2009, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 12, “Income taxes,” in this report, and Note 20, “Income taxes,” in our 2008 Annual Report to Shareholders.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. All of these risks could affect our financial performance and condition adversely.

Our primary risks are:

•	Credit risk: the risk that borrowers will be unable to repay their loans. For more information about this, read the credit quality discussion in this report and the discussions of credit risk that begin on pages 42 and 138 of our 2008 Annual Report to Shareholders.

•	Interest rate risk: the risk that fluctuations in market interest rates could decrease the profitability of floating rate loans, compress the net interest margin, and reduce net interest income.

•	Financial market risk: the risk that volatility in the financial markets might reduce the market valuations of assets in client portfolios, which could decrease fee income, and/or in our investment securities portfolio, which could require us to record securities losses.

•	Economic risk: the risk that economic conditions might affect our ability to conduct business.

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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk in the first six months of 2009

We remained asset sensitive in the first six months of 2009. Our commercial floating rate loans continued to reprice more quickly than funding costs, but our use of non-core funding helped offset this repricing mismatch somewhat. At June 30, 2009, approximately $6.00 billion of commercial loans were repricing within 30 or fewer days, while approximately $1.74 billion of non-core funding was repricing in 90 or fewer days.

Loan and deposit repricing characteristics

As a Percentage of Total Loan Balances	At 6/30/09	At 12/31/08	At 6/30/08

Total loans outstanding with floating rates	77%	74%	71%
Commercial loans with floating rates	89%	89%	85%
Floating rate commercial loans tied to a prime rate	54%	57%	56%
Floating rate commercial loans tied to the 30-day LIBOR	40%	37%	38%
Non-core funding maturing in ≤ 90 days	80%	83%	92%

The net interest margin for the 2009 second quarter was 3.16%, compared with 3.17% for the 2008 second quarter. For the first six months of 2009, the margin was 3.04%, compared with 3.27% for the first six months of 2008. For more information about this, read the net interest margin discussion and the analysis of changes in interest

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

income and expense due to volume and rate, which appear between the discussions of Regional Banking and noninterest income in this report.

As of June 30, 2009, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 7.68% over the 12 months beginning June 30, 2009. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, because the declining rate scenario would have created negative interest rates in the model.

Simulated effect of interest rate changes on net interest income

For the 12 Months Beginning	June 30, 2009	December 31, 2008

Gradual increase of 250 basis points	7.68%	4.03%

Our discussion of the interest rate risk simulation model contains forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. Assumptions about retail deposit rates, loan prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our assumptions about rates and the pace of changes in payments differ for assets and liabilities in rising as well as in declining rate environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely how actual interest rate changes might affect our net interest income.

FINANCIAL MARKET RISK

Most WAS revenue, some CCS revenue, and all of the revenue we receive from affiliate money managers CRM and RCM are based on the market values of assets in client portfolios. Equity and debt markets determine these values. Fluctuations in one or both of these markets can increase or decrease revenue that is based on asset valuations.

Two categories of WAS revenue are subject to financial market risk: trust and investment advisory revenue and mutual fund revenue. Combined, revenue from these services comprised 78% of total WAS revenue for both the second quarter and first six months of 2009, slightly less than for the corresponding periods in 2008.

Two categories of CCS revenue are subject to financial market risk: retirement services revenue and revenue from institutional investment and cash management services. Combined, revenue from these services comprised 49% and 50% of total CCS revenue for the second quarter and first six months of 2009, respectively. The corresponding percentages for 2008 were 34% and 30%, respectively. The percentage of CCS revenue subject to market risk increased in 2009 because acquisitions we completed in 2008 significantly expanded the CCS retirement services business.

The percentage of our total revenue subject to financial market risk was higher for the second quarter and first six months of 2009 than for the corresponding periods in 2008 because:

•	Revenue from CCS retirement services increased due to acquisitions completed in April and October 2008.

•	Net interest income (both before and after the provision for loan losses) was lower.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Revenue subject to financial market risk

	2009 Q2	2008 Q2	2009 YTD	2008 YTD
	(Dollars in millions)

Wealth Advisory Services:
WAS trust and investment advisory revenue	$31.6	$40.2	$62.8	$79.5
WAS mutual fund revenue	5.2	6.4	12.7	12.8

Total WAS revenue subject to financial market risk	$36.8	$46.6	$75.5	$92.3
Corporate Client Services:
CCS retirement services revenue	$16.6	$7.5	$32.7	$10.7
CCS investment/cash management revenue	3.6	3.4	7.5	6.8

Total CCS revenue subject to financial market risk	$20.2	$10.9	$40.2	$17.5
Affiliate money manager revenue	4.4	4.4	6.7	8.7

Total revenue subject to financial market risk	$61.4	$61.9	$122.4	$118.5
Total net interest and noninterest income (after amortization and the provision for loan losses)	$109.2	$159.9	$269.0	$339.6

Percent of total net interest and noninterest income subject to financial market risk	56%	39%	46%	35%

Financial markets also determine the valuations of investments in our securities portfolio. For more information about income from the investment securities portfolio, see the quarterly and year-to-date analyses of earnings, which appear in this report between the discussions of the net interest margin and noninterest income.

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

OTHER RISK

For more information about our credit, interest rate, financial market, economic, operational, fiduciary, regulatory, and legal risk, read the risk discussions that begin on pages 42 and 138 of our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

ITEM 4. CONTROLS AND PROCEDURES

Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the second quarter of 2009 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As of June 30, 2009, we believed there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

There were no changes in our risk factors from those disclosed in our Form 10-K for 2008. We discuss these risk factors on pages 42 to 58 and pages 138 to 141 in our 2008 Annual Report to Shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities in the 2009 second quarter.

Issuer purchases of equity securities

We did not acquire or repurchase any of our shares during the 2009 second quarter. In April 2002, our Board of Directors authorized our current 8-million-share repurchase plan. At June 30, 2009, there were 4,956,204 shares available under this program. For more information about this, read the capital resources discussion in this report.

In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities, including stock grants and forfeitures, that could affect the maximum number of shares that we may purchase.

Share repurchase activity in the 2009 second quarter

			(c)	(d)
			Total Number of	Maximum Number (or
	(a)	(b)	Shares (or Units)	Approximate Dollar Value)
	Total Number	Average	Purchased as Part of	of Shares (or Units) That
	of Shares	Price Paid	Publicly Announced	May yet be Purchased
	(or Units)	per Share	Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

Month #1: April 1 – 30, 2009	—	—	—	16,600,290
Month #2: May 1 – 31, 2009	—	—	—	16,587,518
Month #3: June 1 – 30, 2009	12,567	$17.85	—	16,326,873

Total	12,567	$17.85	—	16,326,873

The Federal Reserve Board’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the second quarter of 2009 was consistent with the Federal Reserve Board’s policy. For more information about our dividend, read the executive summary in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Four proposals were submitted to a vote of security holders at our annual shareholders’ meeting (annual meeting) on April 22, 2009:

•	Proposal One: Election of Directors

•	Proposal Two: 2009 Executive Incentive Plan

•	Proposal Three: 2009 Long-term Incentive Plan

•	Proposal Four: Advisory (nonbinding) vote on executive compensation

Proposal One: Election of Directors

All nominees proposed for the Class of 2012 were elected. Shareholders cast votes for these nominees as follows.

Nominee	For	Withheld

Ted T. Cecala	57,044,775.134	2,324,912.238
Thomas L. DuPont	57,775,527.052	1,594,160.320
Donald E. Foley	51,900,543.940	7,469,143.432

The terms of Carolyn S. Burger, R. Keith Elliott, Robert V.A. Harra Jr., Gailen Krug, Rex L. Mears, Stacey J. Mobley, Michele Rollins, Oliver R. Sockwell, Robert W. Tunnell Jr., and Susan D. Whiting continued after the annual meeting. David P. Roselle retired from our Board at the annual meeting, because his term had expired and under our Bylaws, in general, no director who has attained the age of 69 can stand for re-election.

Proposal Two: 2009 Executive Incentive Plan

The 2009 Executive Incentive Plan, designed to provide additional incentive to senior executives to achieve targeted levels of achievement, was approved. Shareholders cast votes for this plan as follows.

	For	Against	Abstained

2009 Executive Incentive Plan	43,792,962.635	3,548,546.522	494,104.215

Proposal Three: 2009 Long-term Incentive Plan

The 2009 Long-term Incentive Plan is designed to help us attract and retain key staff members, directors, and advisory board members, and to provide incentive for key staff members and directors to achieve long-term business objectives. This plan was approved, with shareholders casting votes as follows.

	For	Against	Abstained

2009 Long-term Incentive Plan	42,318,877.005	5,023,746.104	492,990.263

Proposal Four: Advisory (nonbinding) vote on executive compensation

This proposal, required by our participation in the CPP, gave shareholders the opportunity to vote on an advisory (nonbinding) resolution to approve executive compensation as described in our 2009 Proxy Statement. This resolution was approved, with shareholders casting votes as follows.

	For	Against	Abstained

Advisory (nonbinding) vote on executive compensation	54,711,143.906	3,886,370.729	772,172.735

ITEM 5.	OTHER INFORMATION

We have no information to report in addition to what is disclosed elsewhere in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

*	Filed herewith.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION

Date: August 10, 2009	/s/ Ted T. Cecala Name: Ted T. Cecala Title: Chairman of the Board and Chief Executive Officer (Authorized Officer)

Date: August 10, 2009	/s/ David R. Gibson Name: David R. Gibson Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)