Form 10-Q
period 2009-09-30
WILMINGTON TRUST CORP
filed 2009-11-09
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009

Common stock — Par Value $1.00	69,389,934 shares

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In millions, except
	share amounts)
ASSETS
Cash and due from banks	$229.6	$290.4
Interest-bearing deposits in other banks	123.7	141.0
Federal funds sold and securities purchased under agreements to resell	65.9	45.3
Investment securities available for sale:
U.S. Treasury securities	10.7	41.4
Government agency securities	161.5	463.0
Obligations of state and political subdivisions	5.2	6.2
Mortgage-backed securities	276.5	660.3
Other securities	39.0	39.8

Total investment securities available for sale	492.9	1,210.7

Investment securities held to maturity:
Government agency securities	0.5	0.5
Obligations of state and political subdivisions	0.5	0.7
Mortgage-backed securities	—	0.2
Other securities	114.8	161.2

Total investment securities held to maturity	115.8	162.6

Total investment securities	608.7	1,373.3

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26.7	20.0
Loans:
Commercial, financial, and agricultural	2,644.9	2,966.3
Real estate — construction	1,950.7	1,923.8
Commercial mortgage	2,075.0	1,870.2

Total commercial loans	6,670.6	6,760.3

Residential mortgage	428.2	571.2
Consumer	1,485.5	1,732.9
Loans secured with investments	436.9	554.7

Total retail loans	2,350.6	2,858.8

Total loans, net of unearned income of $6.0 in 2009 and $5.6 in 2008	9,021.2	9,619.1
Reserve for loan losses	(201.8)	(157.1)

Net loans	8,819.4	9,462.0

Premises and equipment, net	149.1	152.0
Goodwill, net of accumulated amortization of $29.8 in 2009 and 2008	363.1	355.6
Other intangible assets, net of accumulated amortization of $47.4 in 2009 and $39.6 in 2008	42.3	47.0
Accrued interest receivable	65.6	82.0
Other assets	379.7	350.3

Total assets	$10,873.8	$12,318.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED) — (Continued)

	September 30,	December 31,
	2009	2008
	(In millions, except
	share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,041.6	$1,231.7
Interest-bearing:
Savings	918.5	815.7
Interest-bearing demand	3,352.8	2,632.9
Certificates under $100,000	1,031.8	1,072.5
Local certificates $100,000 and over	161.6	230.7

Total core deposits	6,506.3	5,983.5
National brokered certificates	922.7	2,432.9

Total deposits	7,429.0	8,416.4

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,266.1	1,590.8
U.S. Treasury demand deposits	—	6.4
Line of credit	—	20.0

Total short-term borrowings	1,266.1	1,617.2

Accrued interest payable	67.4	71.2
Other liabilities	326.0	411.2
Long-term debt	470.4	468.8

Total liabilities	9,558.9	10,984.8

Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	322.8	321.5
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	213.5	216.4
Retained earnings	1,118.0	1,103.7
Accumulated other comprehensive loss	(123.0)	(84.5)

Total contributed capital and retained earnings	1,609.8	1,635.6
Less: treasury stock: 9,138,412 shares in 2009 and 9,414,898 shares in 2008, at cost	(295.4)	(301.7)

Total Wilmington Trust stockholders’ equity	1,314.4	1,333.9
Noncontrolling interest	0.5	0.2

Total stockholders’ equity	1,314.9	1,334.1

Total liabilities and stockholders’ equity	$10,873.8	$12,318.9

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In millions, except share amounts)
NET INTEREST INCOME
Interest and fees on loans	$98.9	$133.1	$304.6	$403.5
Interest and dividends on investment securities:
Taxable interest	6.8	17.5	27.8	56.1
Tax-exempt interest	0.1	0.1	0.3	0.3
Dividends	0.3	0.5	1.1	2.1
Interest on deposits in other banks	0.1	0.5	0.3	0.9
Interest on federal funds sold and securities purchased under agreements to resell	0.1	0.2	0.3	0.7
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	—	0.2	0.3	0.7

Total interest income	106.3	152.1	334.7	464.3

Interest on deposits	17.3	43.2	66.4	143.4
Interest on short-term borrowings	0.6	9.5	3.0	36.9
Interest on long-term debt	8.4	8.3	25.1	20.9

Total interest expense	26.3	61.0	94.5	201.2

Net interest income	80.0	91.1	240.2	263.1
Provision for loan losses	(38.7)	(19.6)	(122.2)	(48.0)

Net interest income after provision for loan losses	41.3	71.5	118.0	215.1

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	33.5	39.3	96.4	118.7
Mutual fund fees	2.4	6.8	15.1	19.6
Planning and other services	10.0	11.2	31.2	32.5

Total Wealth Advisory Services	45.9	57.3	142.7	170.8

Corporate Client Services:
Capital markets services	15.2	11.9	39.5	35.6
Entity management services	8.3	7.7	24.5	24.2
Retirement services	16.7	11.3	49.4	22.0
Investment/cash management services	3.7	3.5	11.2	10.3

Total Corporate Client Services	43.9	34.4	124.6	92.1

Cramer Rosenthal McGlynn	5.3	3.8	13.3	13.3
Roxbury Capital Management	(0.6)	0.4	(2.0)	(0.4)

Total advisory fees	94.5	95.9	278.6	275.8
Amortization of affiliate intangibles	(2.1)	(2.2)	(6.5)	(5.4)

Total advisory fees after amortization of affiliate intangibles	92.4	93.7	272.1	270.4

Service charges on deposit accounts	8.1	7.7	23.5	22.7
Loan fees and late charges	2.0	2.1	6.3	6.6
Card fees	2.4	2.7	7.2	7.2
Other noninterest income	0.8	1.3	4.7	9.0
Securities gains, net of losses	1.5	—	13.6	0.1
Total other-than-temporary impairment losses	(57.5)	(19.7)	(129.7)	(32.3)
Amount of loss recognized in other comprehensive income (before taxes)	19.4	—	63.7	—

Net other-than-temporary impairment losses recognized in income	(38.1)	(19.7)	(66.0)	(32.3)

Total noninterest income	69.1	87.8	261.4	283.7

Net interest and noninterest income	$110.4	$159.3	$379.4	$498.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In millions, except share amounts)
NONINTEREST EXPENSE
Salaries and wages	$49.3	$50.6	$147.1	$144.6
Incentives and bonuses	9.7	11.8	22.4	39.5
Employment benefits	14.0	12.8	44.9	39.5
Net occupancy	7.7	7.9	23.3	23.5
Furniture, equipment, and supplies	10.1	11.7	30.4	31.6
Advertising and contributions	1.4	2.6	5.7	7.7
Servicing and consulting fees	3.1	2.9	10.7	8.7
Subadvisor expense:
Retirement services	7.6	2.0	21.3	2.8
Other services	1.2	2.7	3.8	8.0
Travel, entertainment, and training	1.8	3.2	5.5	8.5
Originating and processing fees	2.4	2.8	7.8	7.8
Insurance	5.6	2.3	20.1	6.0
Conversion errors	—	—	2.8	—
Legal and auditing fees	2.9	1.8	8.9	6.7
Other noninterest expense	10.2	8.8	27.3	26.1

Total noninterest expense before impairment	127.0	123.9	382.0	361.0

Goodwill impairment write-down	—	—	—	66.9

Total noninterest expense	127.0	123.9	382.0	427.9

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(16.6)	35.4	(2.6)	70.9
Income tax (benefit)/expense	(10.8)	12.3	(9.8)	25.5

Net (loss)/income before noncontrolling interest	(5.8)	23.1	7.2	45.4
Net income attributable to the noncontrolling interest	0.1	0.2	0.4	0.5

Net (loss)/income attributable to Wilmington Trust Corporation	(5.9)	22.9	6.8	44.9

Dividends and accretion on preferred stock	4.5	—	13.6	—

Net (loss)/income available to common shareholders	$(10.4)	$22.9	$(6.8)	$44.9

Net (loss)/income per common share:
Basic	$(0.15)	$0.34	$(0.10)	$0.67

Diluted	$(0.15)	$0.34	$(0.10)	$0.67

Weighted average common shares outstanding (in thousands):
Basic	68,979	67,231	68,963	67,155
Diluted	68,979	67,269	68,963	67,349
See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2009	2008
	(In millions)
OPERATING ACTIVITIES
Net income before noncontrolling interest	$7.2	$45.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	122.2	48.0
Provision for depreciation and other amortization	16.6	16.9
Amortization of other intangible assets	7.5	6.2
Amortization of discounts and premiums on investment securities available for sale	1.5	0.4
Accretion of discounts and premiums on investment securities held to maturity	(0.3)	—
Goodwill impairment write-down	—	66.9
Deferred income taxes	(1.0)	(49.8)
Employer pension contribution	(10.0)	(6.5)
Originations of residential mortgages available for sale	(216.3)	(76.6)
Gross proceeds from sales of residential mortgages	348.0	77.5
Gains on sales of residential mortgages	(2.8)	(0.9)
Securities losses/(gains):
Other-than-temporary impairment	66.0	32.3
Other	(13.6)	(0.1)
Amortization of gain on interest rate floors	(9.4)	(8.5)
Stock-based compensation expense	4.0	6.2
Tax expense realized on employee exercise of stock options	—	0.1
(Increase)/decrease in other assets	(18.4)	17.7
Decrease in other liabilities	(79.1)	(19.7)

Net cash provided by operating activities	$222.1	$155.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)

	For the Nine Months
	Ended September 30,
	2009	2008
	(In millions)
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$410.5	$11.9
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	—	12.9
Proceeds from maturities of investment securities available for sale	713.1	922.5
Proceeds from maturities of investment securities held to maturity	3.4	0.4
Purchases of investment securities available for sale	(398.3)	(689.6)
Purchases of investment securities held to maturity	(0.7)	(0.6)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(6.7)	(6.9)
Cash paid for acquisitions	(6.1)	(93.6)
Investment in affiliates	—	(14.3)
Sale of affiliate interest	—	0.3
Purchase of residential mortgages	(5.5)	—
Net decrease/(increase) in loans	397.0	(1,136.1)
Purchases of premises and equipment	(12.5)	(16.1)
Dispositions of premises and equipment	0.4	1.2
Proceeds from sales of interest rate floors	—	55.1

Net cash provided by/(used for) investing activities	$1,094.6	$(952.9)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)

	For the Nine Months
	Ended September 30,
	2009	2008
	(In millions)
FINANCING ACTIVITIES
Net increase in demand, savings, and interest-bearing demand deposits	$632.6	$175.8
Net (decrease)/increase in certificates of deposit	(1,620.0)	607.9
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(324.7)	(29.9)
Net decrease in U.S. Treasury demand deposits	(6.4)	(69.8)
Proceeds from issuance of long-term debt	—	198.7
Maturity of other debt	—	(125.0)
Net (decrease)/increase in line of credit	(20.0)	5.0
Cash dividends	(35.7)	(69.0)
Distributions to minority shareholders	(0.1)	(0.4)
Proceeds from common stock issued under employment benefit plans	—	5.6
Proceeds from reissuance of treasury stock	—	16.2
Tax expense realized on employee exercise of stock options	—	(0.1)
Acquisition of treasury stock	(0.8)	(0.1)

Net cash (used for)/provided by financing activities	$(1,375.1)	$714.9

Effect of foreign currency translation on cash	0.9	(0.8)

Decrease in cash and cash equivalents	(57.5)	(83.3)
Cash and cash equivalents at beginning of period	476.7	394.5

Cash and cash equivalents at end of period	$419.2	$311.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30	2009	2008
	(In millions)

Interest	$98.3	$200.3
Taxes	44.6	71.8
Liabilities were assumed in connection with our interests in Roxbury Capital Management, LLC; and Camden Partners Holdings, LLC; and with our acquisitions of AST Capital Trust Company; Bingham Legg Advisers, LLC; and Grant Tani Barash & Altman, LLC, as follows:

Liabilities assumed during the nine months ended September 30	2009	2008
	(In millions)
Fair value of assets acquired	$—	$112.3
Goodwill and other intangible assets from acquisitions	6.1	97.0
Cash paid	(6.1)	(107.6)

Liabilities assumed	$—	$101.7

Non-cash items during the nine months ended September 30	2009	2008
	(In millions)
Net unrealized gains/(losses) on securities, net of tax of $4.3 and $(51.1), respectively	$7.9	$(90.7)
Net unrealized (loss)/gain on equity method investment, net of tax of $(0.2) and $0.3, respectively	(0.4)	0.5
Reclassification adjustment for securities (gains)/losses included in net income, net of taxes of $(3.3) and $11.6 respectively	(5.8)	20.6
Net unrealized holding gains on derivatives used for cash flow hedges, net of taxes of $0.0 and $4.9, respectively	—	8.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of tax of $(3.4) and $(2.2), respectively	(6.0)	(4.1)
Foreign currency translation adjustment, net of tax of $0.7 and $0.0, respectively	1.3	—
Reclassification adjustment of derivative costs, net of tax of $0.0 and $(0.8), respectively	—	(1.4)
Postretirement benefits liability adjustment, net of tax of $0.0 and $0.0, respectively	—	0.1
Minimum pension liability adjustment, net of tax of $0.4 and $0.2, respectively	0.3	0.1
SERP[1] liability adjustment, net of tax of $0.9 and $0.2, respectively	1.5	0.3

[1]	Supplemental Executive Retirement Plan
See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We may use the following abbreviations throughout this report:

APB:	Accounting Principles Board

ARB:	Accounting Research Bulletin

ASC:	Accounting Standards Codification

ASU:	Accounting Standards Update

CPP:	U.S. Department of the Treasury Capital Purchase Program

EITF:	Emerging Issues Task Force

ESPP:	Employee Stock Purchase Plan

FASB:	Financial Accounting Standards Board

FHLB:	Federal Home Loan Bank of Pittsburgh

FIN:	FASB Interpretation (Number)

FOMC:	Federal Open Market Committee

FRB:	Federal Reserve Bank

FSP:	FASB Staff Position

GAAP:	U.S. generally accepted accounting principles

IRS:	Internal Revenue Service

NYSE:	New York Stock Exchange

SAB:	Staff Accounting Bulletin

SEC:	Securities and Exchange Commission

SERP:	Supplemental Executive Retirement Plan

SFAS:	Statements of Financial Accounting Standards

TARP:	U.S. Department of the Treasury Troubled Asset Relief Program
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was incorporated into ASC 105, “Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative U.S. accounting and reporting standards. SFAS No. 168 does not change current GAAP, but it does change the manner in which accounting literature is organized and referenced. SFAS No. 168 was effective for us with the quarter ending September 30, 2009. SFAS No. 168 did not affect our financial statements. Beginning with the 2009 third quarter, we updated our references to accounting literature to conform to those used in the codification.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Due to our adoption on January 1, 2009, of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was incorporated into ASC 260, “Earnings Per Share,” we are calculating earnings per common share under the two-class method. For more information about this, read Note 4, “Earnings per share,” in this report.
Our adoption on January 1, 2009, of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which was incorporated into ASC 810, “Consolidation,” changed the presentation of net income. What we formerly called “minority interest” is now called “noncontrolling interest.” In addition, our income statement includes a line for “net income attributable to the noncontrolling interest” as well as a line for “net income attributable to Wilmington Trust Corporation.” Throughout this report, we use “net income” to mean “net income attributable to Wilmington Trust Corporation.”
On April 1, 2009, we adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments — Debt and Equity Securities.” FSP FAS No. 115-2 and FAS No. 124-2 applies to debt securities and amends when other-than-temporary impairments must be taken, and changes the amount and presentation of other-than-temporary impairments recognized in earnings when a portion of the impairment is not due to credit losses. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security, the amount of impairment determined to be due to credit loss is recognized in earnings, and the non-credit-related portion of the impairment is now recorded in other comprehensive income. We recognized the effects of adopting this FSP as a change in accounting principle and recorded a cumulative effect adjustment to retained earnings at April 1, 2009, of $70.1 million, which represented our determination of the non-credit related portion of previously recorded other-than-temporary impairment on debt securities. A corresponding adjustment was made to accumulated other comprehensive income. For more information about the effects of this pronouncement, read Note 10, “Investment Securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three other recent FASB pronouncements were effective for us as of June 30, 2009:
•	FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was incorporated into ASC 820, “Fair Value Measurements and Disclosures.”
•	FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which was incorporated into ASC 825, “Financial Instruments.”
•	SFAS No. 165, “Subsequent Events,” which was incorporated into ASC 855, “Subsequent Events.”
These pronouncements did not affect our financial statements materially, but they did expand our disclosures. For more information about the effects of these pronouncements, read Note 5, “Fair value measurement of assets and liabilities,” Note 10, “Investment securities,” and Note 15, “Subsequent events,” in this report.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
2. Stock-based compensation plans
The Compensation Committee and the Select Committee of our Board of Directors administer an executive incentive plan, an employee stock purchase plan (ESPP), a directors’ deferred fee plan, and a long-term incentive plan. We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation” and ASC 505-50, “Equity-Based Payments to Non-Employees.” For more information about these plans and how we determine valuations of stock-based awards, read Note 19, “Stock-based compensation plans,” in our 2008 Annual Report to Shareholders.
The common shares we issue as stock-based compensation come from our treasury, which held approximately 9.1 million shares at September 30, 2009. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Stock-based compensation expense (in millions)	2009	2008	2009	2008
Compensation expense:
Common stock options	$0.8	$1.3	$2.5	$4.0
Restricted common stock	0.4	0.4	1.3	2.3
Employee stock purchase plan	0.3	0.1	0.2	(0.1)

Total compensation expense	$1.5	$1.8	$4.0	$6.2
Tax benefit	—	0.6	0.9	2.2

Net income effect	$1.5	$1.2	$3.1	$4.0

	For the three months ended		For the nine months ended
	September 30,		September 30,
Stock option valuation assumptions	2009	2008[1]	2009	2008
Risk-free interest rate	2.57% - 2.85%	—	2.11% - 3.35%	2.49 - 3.64%
Volatility of Corporation’s common stock	40.38% - 41.84%	—	29.86% - 41.84%	13.71% - 17.86%
Expected common stock dividend yield	5.16% - 6.38%	—	5.16% - 8.67%	3.85% - 4.34%
Expected life of options	4.9 years	—	4.9 - 8.6 years	4.7 - 8.2 years

[1]	We granted no stock options during the third quarter of 2008.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Long-term stock-based incentive plans

	For the three months ended		For the nine months ended
	September 30,		September 30,
Long-term incentive plan options exercised	2009	2008	2009	2008
	(Dollars in millions)
Number of common stock options exercised	—	20,858	—	217,269
Total intrinsic value of options exercised	$—	$0.2	$—	$0.6
Cash received from options exercised	$—	$0.6	$—	$5.1
Tax benefit realized from tax deductions for options exercised	$—	$0.1	$—	$0.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Weighted
		Weighted	average	Aggregate
	Common	average	remaining	intrinsic
Long-term incentive plan option activity for the nine	stock	exercise	contractual	value
months ended September 30, 2009	options	price	term	(in millions)
Outstanding at January 1, 2009	6,982,300	$34.95
Granted	1,120,100	$10.70
Exercised	—	$—
Expired	(431,169)	$31.12
Forfeited	(151,073)	$30.02
Outstanding at September 30, 2009	7,520,158	$31.66	3.2 years	$3.8
Exercisable at September 30, 2009	4,545,526	$34.03	2.1 years	$—
Unvested stock options
At September 30, 2009, total unrecognized compensation cost related to unvested common stock options was $3.3 million, which we expect to record over a weighted average period of 1.6 years. Stock options awarded since we became a participant in the CPP do not vest until the later of the stated vesting period or when the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP.
Restricted stock grants
We measure the fair value of restricted common stock by the last sale price of our common stock on the date of the restricted stock grant. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At September 30, 2009, total unrecognized compensation cost related to restricted stock grants was $4.0 million, which we expect to record over a weighted average period of 1.6 years.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under our incentive plans, the vesting period for some of our restricted stock awards can accelerate upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award. In the 2009 third quarter, we recorded $0.4 million of expense for restricted stock grants. Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the later of the stated vesting period or when the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP.

	Restricted	Weighted average fair
Restricted stock activity for the nine months ended September 30, 2009	shares	value at grant date
Outstanding at January 1, 2009	178,908	$35.47
Granted	302,619	$10.67
Vested	(31,961)	$38.66
Forfeited	(38,405)	$19.04

Outstanding at September 30, 2009	411,161	$18.50
Employee stock purchase plan (ESPP)
For the ESPP, we record stock-based compensation expense based on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value. For the nine months ended September 30, 2009, total recognized compensation cost related to the ESPP was $0.2 million and total unrecognized compensation cost related to this plan was $1.0 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares reserved for	Subscriptions	Price per
Employee stock purchase plan	future subscriptions	outstanding	share
Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 ESPP	(487,724)	—
Subscriptions entered into on June 1, 2008	(116,076)	116,076	$27.67
Forfeitures	25,918	(25,918)	$27.67

Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	$27.67
Shares issued	—	(1,798)	$27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67
Forfeitures	15,097	(15,097)	$12.67

Balance at September 30, 2009	527,554	270,648

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Comprehensive income/(loss)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Comprehensive income/(loss)	2009	2008	2009	2008
	(In millions)
Net (loss)/income before noncontrolling interest	$(5.8)	$23.1	$7.2	$45.4
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities, net of income taxes of $2.1, $(20.5), $4.3, and $(51.1)	4.2	(36.4)	7.9	(90.7)
Net unrealized (loss)/gain on equity method investment, net of income taxes of $0.0, $0.0, $(0.2), and $0.3	—	—	(0.4)	0.5
Reclassification adjustment for securities (gains)/losses included in net income, net of income taxes of $(0.5), $7.1, $(3.3), and $11.6	(1.0)	12.6	(5.8)	20.6
Non-credit portion of held-to-maturity investment securities OTTI[1] losses recognized in other comprehensive income, net of income taxes of $(7.0), $0.0, $(22.9), and $0.0	(12.4)	—	(40.8)	—
Accretion of non-credit portion of OTTI[1] losses recognized in other comprehensive income, net of income taxes of $(0.1), $0.0, $(0.1), and $0.0	(0.2)	—	(0.1)	—
Reclassification of unrealized losses recorded at the time of transfer to held to maturity, net of income taxes of $3.0, $0.0, $12.2, and $0.0.	5.3	—	21.6	—
Reclassification adjustment for current period OTTI[1] recognized in income, net of income taxes of $10.5, $0.0, $14.8, and $0.0	18.8	—	26.5	—
Net unrealized holding gains arising during the period on derivatives used for cash flow hedges, net of income taxes of $0.0, $0.0, $0.0, and $4.9	—	—	—	8.8
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(1.0), $(1.3), $(3.4), and $(2.2)	(1.8)	(2.5)	(6.0)	(4.1)
Reclassification adjustment of derivative costs, net of income taxes of $0.0, $0.0, $0.0, and $(0.8)	—	—	—	(1.4)
Foreign currency translation adjustments, net of income taxes of $(0.1), $(0.2), $0.7, and $0.0	(0.3)	(0.3)	1.3	—
SERP liability adjustment, net of income taxes of $0.1, $0.1, $0.9, and $0.2	0.1	0.1	1.5	0.3
Postretirement benefits liability adjustment, net of income taxes of $0.0, $0.0, $0.0, and $0.0	—	—	—	0.1
Minimum pension liability adjustment, net of income taxes of $0.2, $0.0, $0.4, and $0.2	0.1	—	0.3	0.1

Comprehensive income/(loss) before the noncontrolling interest	$7.0	$(3.4)	$13.2	$(20.4)
Comprehensive income attributable to the noncontrolling interest	0.1	0.2	0.4	0.5

Comprehensive income/(loss) attributable to Wilmington Trust Corporation	$6.9	$(3.6)	$12.8	$(20.9)

[1]	Other-than-temporary impairment

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Earnings per share
As a result of our adoption on January 1, 2009, of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was incorporated into ASC 260, “Earnings Per Share,” we calculate earnings per common share under the two-class method. The restricted stock awards we grant include nonforfeitable rights to receive dividends over the vesting period of the award. Based on the guidance in ASC 260, our unvested restricted stock awards meet the definition of participating securities, and we are required to use the two-class method to calculate earnings per share.
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
In accordance with the two-class method described in ASC 260, “Earnings Per Share,” we recalculated the basic and diluted earnings per share amounts for the three and nine months ended September 30, 2008, under the two-class method. This recalculation did not change the previously reported basic or diluted earnings per share amounts.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Computation of Basic and Diluted Earnings per Share	2009	2008	2009	2008
	(In millions, except per-share amounts)

Net (loss)/income	$(5.9)	$22.9	$6.8	$44.9
Dividends and accretion on preferred stock	4.5	—	13.6	—

Net (loss)/income available to common shareholders	$(10.4)	$22.9	$(6.8)	$44.9

Average common shares issued and outstanding	69.0	67.2	69.0	67.2
Dilutive common shares from employee stock options, ESPP subscriptions, and stock warrants	—	0.1	—	0.1

Total diluted common shares issued and outstanding	69.0	67.3	69.0	67.3

Basic (loss)/income per common share	$(0.15)	$0.34	$(0.10)	$0.67
Diluted (loss)/income per common share[1]	$(0.15)	$0.34	$(0.10)	$0.67
Cash dividends declared per common share	$0.01	$0.345	$0.355	$1.025
Anti-dilutive equity instruments excluded from calculation	10.1	6.4	10.1	5.2

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.
5. Fair value measurement of assets and liabilities
We disclose the estimated fair values of certain financial instruments, whether or not we recognize them at fair value in our Consolidated Statements of Condition. Fair value generally is the exchange price on which a willing buyer and a willing seller would agree when market conditions are not distressed. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of our fair value estimates are based on highly subjective judgments and assumptions we make about market information and economic conditions. Changes in market interest rates, or any of the assumptions underlying our estimates, could cause those estimates to change significantly.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We do not believe that the aggregate fair value amounts presented in this note offer a full assessment of our consolidated financial condition, our ability to generate net income, or the value of our company, because the fair value amounts presented here do not consider any value that may accrue from existing client relationships or our ability to create value by making loans, gathering deposits, or providing fee-based services. In addition, we do not include the values of nonfinancial assets and liabilities and intangible assets.
We measure the fair values of assets and liabilities in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a three-level hierarchy that prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities:
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Form 10-Q for the three and nine months ended September 30, 2009
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
The base cash flow for the calculation is the remaining expected future cash flows, based on the contractual terms of the security and adjusted for current and expected future defaults. We adjust our default assumptions each quarter based on, among other factors, the current financial sector environment; estimates of loss severity; and developments related to the financial institutions whose securities underlie the pooled TruPS. We also adjust the discount rate for appropriate risk premiums, including liquidity risk and credit risk. Based on changes in certain yield curves related to the financial sector, and other factors, we estimate the associated risk premium for each individual security and adjust the discount rate accordingly.
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
Derivative financial instruments. We base the fair value estimates of derivative instruments on pricing models that use assumptions about market conditions and risks that are current as of the reporting date. The derivative instruments we use are mainly interest rate swaps and floors, which we use primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. In accordance with ASC 815, “Derivatives and Hedging,” the estimated fair values of these instruments represent the amounts we would have expected to receive or pay to terminate such agreements.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
To comply with ASC 820, we incorporate credit valuation adjustments to reflect both our nonperformance risk and the respective counterparty’s nonperformance risk. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
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
Loans. To determine the fair values of loans, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of September 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
Carrying values and estimated fair values	Value	Value	Value	Value
	(In millions)

Financial assets:
Cash and due from banks	$229.6	$229.6	$290.4	$290.4
Short-term investments	189.6	189.6	186.3	186.3
Investment securities	608.7	590.7	1,373.3	1,329.9
FHLB and FRB stock	26.7	26.7	20.0	20.0
Loans, net of reserves	8,819.4	8,686.2	9,462.0	9,384.0
Interest rate swap contracts	53.4	53.4	73.7	73.7
Accrued interest receivable	65.6	65.6	82.0	82.0

Financial liabilities:
Deposits	$7,429.0	$7,501.9	$8,416.4	$8,468.0
Short-term borrowings	1,266.1	1,266.1	1,617.2	1,617.2
Interest rate swap contracts	54.3	54.3	74.5	74.5
Accrued interest payable	67.4	67.4	71.2	71.2
Long-term debt	470.4	468.6	468.8	442.7
Fair values measured on a recurring basis
In the first nine months of 2009, we used Level 1 and Level 2 inputs to determine the fair value of our investment securities, as shown in the table below. To determine the proper level of detail for disclosures, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.
To determine the fair value of the interest rate swap contracts shown in the table below, we used Level 2 inputs. Credit valuation adjustments did not significantly change the overall valuation of these contracts.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quoted Prices in Active Market	Significant Other	Significant
	for Identical	Observable	Unobservable
Fair value of assets and liabilities measured on a recurring basis as of September 30, 2009	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Assets
Investment securities available for sale:
U.S.Treasury securities	$10.7	$—	$—	$10.7
Government agency securities	—	161.5	—	161.5
Obligations of state and political subdivisions	—	5.2	—	5.2
Collateral mortgage obligations:
Secured by residential mortgages	—	57.9	—	57.9
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	218.6	—	218.6
Preferred stock:
Large financial institutions	—	19.3	—	19.3
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	22.3	—	22.3
Other marketable equity securities:
Mutual funds	10.1	3.1	—	13.2
Other	—	3.5	—	3.5

Total other marketable equity securities	10.1	6.6	—	16.7
Interest rate swap contracts	—	53.4	—	53.4

Total assets	$20.8	$525.5	$—	$546.3

Liabilities
Interest rate swap contracts	$—	$54.3	$—	$54.3

Total liabilities	$—	$54.3	$—	$54.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair value of assets and liabilities measured on a nonrecurring basis
For assets measured on a nonrecurring basis:
•	We used Level 2 inputs and the previously described techniques to estimate the fair value of loans. Loan amounts in the table below are based mainly on the fair value of the loan’s collateral. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.
•	We used Level 2 inputs, which typically consist of appraisals, to estimate the fair value of other real estate owned. Other real estate owned is recorded on the balance sheet at fair value, net of cost to sell, when we obtain control of the property.
•	We used Level 2 and Level 3 inputs to estimate the fair value of trust-preferred securities (TruPS), as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We obtained these inputs from brokers as well as from cash flow projections from third-party advisors. We then used an internal model that reflects liquidity and credit risk to discount the third-party cash flow projections for each TruPS issue.
At September 30, 2009, all of the held-to-maturity investment securities we measure on a nonrecurring basis were TruPS that were other-than-temporarily impaired. For more information about these securities, read Note 10, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Fair value of assets and liabilities measured on a nonrecurring basis as of September 30, 2009	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Loans	$—	$4.9	$3.0	$7.9
Other real estate owned	$—	$2.7	$	$2.7
Investment securities held to maturity:
Pooled trust-preferred securities	$—	$—	$29.4	$29.4
6. Derivative and hedging activities
We may use derivative financial instruments, primarily interest rate swaps and floors, to help manage (hedge) the effects that changes in market interest rates may have on net interest income, the fair value of assets and liabilities, and cash flows. The derivative instruments we use are interest rate swaps and floors, which we use primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. We also use interest rate swaps to allow commercial borrowers to manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes. We account for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging,” and calculate their fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures.”
When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract with a third party (counterparty). These swaps effectively exchange the client’s fixed rate loan payments for floating rate loan payments. These counterparties are large international money center banks. Our arrangements with some of these counterparties require us to post collateral when our swaps are in a liability position and allow us to request collateral when our swaps are in an asset position. When our derivatives are in an asset position, we retain the credit risk that is associated with the potential failure of these counterparties. At September 30, 2009, all of our counterparty swaps were in a liability position. For our commercial loan clients, we retain the credit risk inherit in making loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2009, we had:
•	154 client swap contracts for a notional amount of $1,009.1 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $2,018.2 million in swaps associated with loans to clients.
•	No interest rate floor contracts or other derivatives to hedge changes in our net interest income.
We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty.
At September 30, 2009, we had an $8.5 million receivable for cash collateral we posted with our counterparties. At December 31, 2008, we did not have any cash collateral posted with our counterparties.

	For the three months		For the nine months
Client swap contract gain/(loss) recognized in other noninterest income	ended September 30,		ended September 30,
(in millions)	2009	2008	2009	2008
Interest rate swap contracts with commercial borrowers	$3.1	$2.4	$(20.3)	$8.5
“Mirror” swap contracts with counterparties	(3.5)	(2.6)	20.2	(8.7)

Total	$(0.4)	$(0.2)	$(0.1)	$(0.2)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,
2.	Thresholds defined in the swap contracts, and
3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
These credit risk contingent features include:
•	Cross-default provisions. We have agreements with each of our non-client swap derivative counterparties that contain cross-default provisions. If we were to default on certain of our obligations, independent of our swap obligations, then we could also be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call. We have agreements with some of our non-client swap derivative counterparties that contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.
•	Credit rating contingent features resulting in swap termination. We have an agreement with one of our non-client swap derivative counterparties that contains a provision under which a decrease in our credit ratings to below investment grade could result in the termination of the swap agreement by the counterparty.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At September 30, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $54.3 million, for which we had posted collateral of $53.1 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in a liability position was $54.3 million. If all of our “mirror” swaps had terminated on September 30, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination value of $54.9 million. Since $53.1 million had already been posted as collateral at September 30, 2009, this could have resulted in a payment to our counterparties of $1.8 million.
•	The aggregate fair value of all derivative instruments with a collateral call provision related to the credit rating contingent feature that were in a liability position was $46.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.5 million, and no collateral was posted. If this swap had terminated on September 30, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.7 million.
We sold all of our interest rate floor contracts in January 2008. We realized a gain of $35.5 million on the sale of these contracts, which had a notional amount of $1.00 billion. We are reclassifying this gain from accumulated other comprehensive income to interest and fees on loans based on the remaining terms of the originally hedged portfolio of loans. These monthly reclassifications began in February 2008 and will continue until July 2014.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We reclassified $9.4 million of this gain into income during the first nine months of 2009. Between October 1, 2009, and September 30, 2010, we expect to reclassify approximately $8.0 million of pretax net gains, or approximately $5.6 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. These estimates could differ from the amounts we actually recognize if we add other hedges.

Fair value of derivative instruments	At 9/30/09	At 12/31/08
	(In millions)
Asset derivatives recorded in “Other assets:”
Interest rate swap contracts	$53.4	$73.7

Total asset derivatives	$53.4	$73.7

Liability derivatives recorded in “Other liabilities:”
Interest rate swap contracts	$54.3	$74.5

Total liability derivatives	$54.3	$74.5

	For the three		For the nine
	months ended		months ended
Effect of interest rate floor contracts in cash flow hedging relationships on other	September 30,		September 30,
comprehensive income and the statements of income	2009	2008	2009	2008
	(In millions)
Amount of gain recognized in OCI (effective portion)	$—	$—	$—	$13.5
Amount of gain reclassified from accumulated OCI into interest income (effective portion)	$2.6	$3.6	$8.8	$8.1
Amount of gain recognized in interest income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Reserve for loan losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Changes in the reserve for loan losses	2009	2008	2009	2008
	(In millions)
Reserve for loan losses at beginning of period	$184.9	$113.1	$157.1	$101.1
Loans charged off:
Commercial, financial, and agricultural	(8.1)	(4.9)	(24.2)	(8.5)
Commercial real estate — construction	(6.3)	—	(27.1)	(5.5)
Commercial mortgage	(1.0)	(1.0)	(3.0)	(1.1)
Residential mortgage	(0.5)	—	(0.5)	—
Consumer and other retail	(7.9)	(5.8)	(31.8)	(17.1)

Total loans charged off	$(23.8)	$(11.7)	$(86.6)	$(32.2)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	0.2	0.2	0.5	0.5
Commercial mortgage	0.3	—	0.3	0.8
Consumer and other retail	1.5	1.0	6.6	4.0

Total recoveries	$2.0	$1.2	$7.4	$5.3
Net loans charged off:
Commercial, financial, and agricultural	(7.9)	(4.7)	(23.7)	(8.0)
Commercial real estate — construction	(6.3)	—	(27.1)	(5.5)
Commercial mortgage	(0.7)	(1.0)	(2.7)	(0.3)
Residential mortgage	(0.5)	—	(0.5)	—
Consumer and other retail	(6.4)	(4.8)	(25.2)	(13.1)

Total net loans charged off	$(21.8)	$(10.5)	$(79.2)	$(26.9)
Transfers from/(to) reserve for lending commitments	—	—	1.7	—
Provision charged to operations	38.7	19.6	122.2	48.0

Reserve for loan losses at end of period	$201.8	$122.2	$201.8	$122.2

Reserve for lending commitments in other liabilities[1]	$5.7	$—	$5.7	$—

[1]	The reserve for lending commitments was transferred to other liabilities as of December 31, 2008. Prior periods were not reclassified.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	At September 30,	At December 31,
Impaired Loans	2009	2008
	(In millions)

Period-end investment recorded in impaired loans subject to a reserve for loan losses:
2009 reserve: $54.7	$256.7	$207.5
2008 reserve: $31.0

Period-end investment in impaired loans requiring no reserve for loan losses	$130.6	$2.3

Period-end investment recorded in impaired loans	$387.3	$209.8

Period-end investment recorded in impaired loans classified as nonaccruing	$365.9	$196.3

Period-end investment recorded in impaired loans classified as troubled restructured debt	$3.8	$0.1

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009

Average investment recorded in impaired loans	$357.0	$292.0

Interest income recognized	$0.7	$2.6

Interest income recognized using the cash basis method of income recognition	$0.7	$2.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Goodwill and other intangible assets

	At September 30, 2009			At December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Goodwill and other intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)
Goodwill (nonamortizing)	$392.9	$29.8	$363.1	$385.4	$29.8	$355.6
Other intangibles (amortizing):
Mortgage servicing rights	$12.3	$8.7	$3.6	$9.7	$8.0	$1.7
Client lists	73.6	35.4	38.2	73.2	28.4	44.8
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	2.1	1.6	0.5	2.0	1.5	0.5

Total other intangibles	$89.7	$47.4	$42.3	$86.6	$39.6	$47.0
In the table above, the change in accumulated amortization at September 30, 2009, includes a increase of $0.3 million due to foreign currency translation adjustments.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Amortization expense of other intangible assets	2009	2008	2009	2008
	(In millions)
Amortization expense of other intangible assets	$2.4	$2.4	$7.5	$6.2

Future amortization expense of other intangible assets for the year ended December 31	2010	2011	2012	2013	2014
	(In millions)
Estimated annual amortization expense of other intangible assets	$8.6	$7.2	$5.9	$4.6	$3.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
Carrying amount of goodwill by business segment	Banking	Services	Services	Managers	Total
	(In millions)
Balance as of January 1, 2009	$3.8	$125.7	$83.2	$142.9	$355.6
Goodwill acquired	—	6.1	—	—	6.1
Increase in carrying value due to foreign currency translation adjustments	—	—	1.4	—	1.4

Balance as of September 30, 2009	$3.8	$131.8	$84.6	$142.9	$363.1
The goodwill from acquisitions recorded for 2009 consists of a $6.1 million contingent payment recorded under Wealth Advisory Services in connection with the 2004 acquisition of Grant Tani Barash & Altman, LLC.

	2009			2008
			Weighted			Weighted
			Average			Average
Changes in other intangible assets	Amount	Residual	Amortization	Amount	Residual	Amortization
for the nine months ended September 30	Assigned	Value	Period	Assigned	Value	Period
	(Dollars in millions)
Mortgage servicing rights	$2.6	$—	8 years	$0.6	$—	8 years
Client lists	—	—		14.8	—	7 years
Increase/(decrease) in carrying value of client lists due to foreign currency translation adjustments	0.4	—		(0.2)	—
Other intangibles	0.1	—		—	—

Changes in other intangible assets	$3.1	$—		$15.2	$—
For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2008 Annual Report to Shareholders.

					Postretirement
Components of net periodic benefit cost	Pension Benefits		SERP Benefits		Benefits
for the three months ended September 30	2009	2008	2009	2008	2009	2008
	(In millions)
Service cost	$3.0	$2.4	$0.3	$0.2	$0.1	$0.3
Interest cost	3.3	3.1	0.5	0.4	0.5	0.6
Expected return on plan assets	(4.7)	(4.5)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.1)
Recognized actuarial losses	0.5	0.1	0.2	0.1	0.2	0.2

Net periodic benefit cost	$2.1	$1.1	$1.1	$0.8	$0.3	$1.0

Employer contributions	$10.0	$6.5	$0.1	$0.1	$0.7	$0.6

					Postretirement
Components of net periodic benefit cost	Pension Benefits		SERP Benefits		Benefits
for the nine months ended September 30	2009	2008	2009	2008	2009	2008
	(In millions)
Service cost	$8.9	$7.3	$0.8	$0.6	$0.4	$1.0
Interest cost	10.0	9.2	1.6	1.2	1.3	1.9
Expected return on plan assets	(14.0)	(13.5)	—	—	—	—
Amortization of prior service cost	—	—	0.2	0.3	(1.4)	(0.4)
Recognized actuarial losses	1.4	0.4	0.6	0.3	0.5	0.5

Net periodic benefit cost	$6.3	$3.4	$3.2	$2.4	$0.8	$3.0

Employer contributions	$10.0	$6.5	$0.4	$0.4	$2.2	$1.8
Expected annual contribution	$10.0		$0.6		$3.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On April 1, 2009, we adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments – Debt and Equity Securities,” which changes the accounting for OTTI securities. Under this standard, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as a securities impairment (loss) and the portion related to all other factors is recognized in comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security, which is defined as the carrying value plus any previous OTTI write-downs recorded in accumulated other comprehensive income, and the present value of the expected future cash flows for the security.
As a result of adopting FSP FAS No. 115-2 and FAS No. 124-2, we were required to record a cumulative effect adjustment for securities that we hold and that were previously OTTI. The cumulative effect adjustment that we recorded in the 2009 second quarter, as an adjustment to the opening balance of retained earnings and accumulated other comprehensive income, was based on the following:
•	The 14 pooled TruPS that were determined to be OTTI in the 2008 fourth quarter for which we recorded an impairment of $97.0 million.
•	The 1 pooled TruPS that was determined to be OTTI in the 2009 first quarter for which we recorded an impairment of $0.6 million.
We reclassified $70.1 million of these OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment. The portion of the 2008 fourth quarter and 2009 first quarter OTTI charges that was determined to be credit-related was $27.1 million. This amount remained in retained earnings. Prior to the cumulative effect adjustment, $0.4 million of the 2009 first quarter accretion was recorded and increased the amortized cost basis used to calculate the cumulative effect adjustment.
The estimated values of some of our investment securities declined during the first nine months of 2009 due to continued stress in the financial markets. We determined that some of these declines were temporary and some were other than temporary. We discuss temporarily impaired securities later in this note.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In the 2009 third quarter, 23 of the pooled TruPS were determined to be OTTI and we recorded a $55.0 million write-down on their value. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities. Under the guidance of FSP FAS No. 115-2 and FAS No. 124-2, we determined that $35.6 million of the $55.0 million write-down was credit-related, as it represented reductions in estimated cash flows from the OTTI TruPS. We recorded the $35.6 million as a securities impairment (loss), which reduced 2009 third quarter net income by $22.1 million on an after-tax basis. We recorded the $19.4 million difference in other comprehensive income, which reduced common stockholders’ equity by $12.4 million on an after-tax basis.
In the 2009 third quarter, we also determined that an other marketable equity security was OTTI, and we recorded a $2.5 million write-down on its value.
Under the guidance of FSP FAS No. 115-2 and FAS No. 124-2, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. We adjust the cash flows of each security for current and potential future defaults each quarter. To determine the potential for future defaults, a third party analyzes the creditworthiness of every underlying issuer of each TruPS, and formulates assumptions about which issuers may not be able to make payments in the future. These analyses consider the capital strength, liquidity position, stock price, credit risk exposure, and credit rating of each issuer, as well as other financial measures. We believe this methodology most closely predicts the cash flows we expect to collect for each security.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit loss roll forward (in millions)	At 9/30/09
Beginning balance [1]	$27.1
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	15.6
Additional credit losses for which other than temporary impairment was previously recognized	43.4

Ending balance	$86.1

[1]	On April 1, 2009, we recognized a cumulative effect adjustment for the adoption of FSP FAS No. 115-2 and FAS No. 124-2 and determined that $27.1 million of previously recorded OTTI write-downs represented credit losses.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		OTTI
Amortized cost and fair value of available-for-sale securities	Amortized	Recognized	Unrealized	Unrealized	Fair
at September 30, 2009	Cost	in OCI	Gains	Losses	Value
	(In millions)
Investment securities available for sale:
U.S. Treasury securities	$10.7	$—	$—	$—	$10.7
Government agency securities	160.4	—	1.1	—	161.5
Obligations of state and political subdivisions	5.2	—	—	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	56.4	—	1.5	—	57.9
Mortgage-backed debt securities:
Residential mortgage-backed securities	209.2	—	9.4	—	218.6
Preferred stock:
Large financial institutions	17.4	—	2.0	(0.1)	19.3
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.4	—	2.0	(0.1)	22.3
Other marketable equity securities:
Mutual funds	12.6	—	0.6	—	13.2
Other	3.5	—	—	—	3.5

Total other marketable equity securities	16.1	—	0.6	—	16.7

Total investment securities available for sale	$478.4	$—	$14.6	$(0.1)	$492.9

		OTTI
Amortized cost and fair value of available-for-sale securities	Amortized	Recognized	Unrealized	Unrealized	Fair
at December 31, 2008	Cost	in OCI	Gains	Losses	Value
	(In millions)
Investment securities available for sale:
U.S. Treasury securities	$41.2	$—	$0.2	$—	$41.4
Government agency securities	453.9	—	9.1	—	463.0
Obligations of state and political subdivisions	6.3	—	—	(0.1)	6.2
Collateralized mortgage obligations:
Secured by residential mortgages	188.6	—	1.9	(0.7)	189.8
Mortgage-backed debt securities:
Residential mortgage-backed securities	461.0	—	9.6	(0.1)	470.5
Preferred stock:
Large financial institutions	17.5	—	0.4	(3.8)	14.1
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	0.4	(3.8)	17.1
Other marketable equity securities:
Mutual funds	20.5	—	—	(3.6)	16.9
Other	5.8	—	—	—	5.8

Total other marketable equity securities	26.3	—	—	(3.6)	22.7

Total investment securities available for sale	$1,197.8	$—	$21.2	$(8.3)	$1,210.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortized cost, carrying value,		OTTI
and fair value of held-to-maturity securities	Amortized	Recognized	Carrying	Unrealized	Unrealized	Fair
at September 30, 2009	Cost	in OCI	Value	Gains	Losses	Value
	(In millions)
Investment securities held to maturity:
Obligations of state and political subdivisions	$0.5	$—	$0.5	$—	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	57.5	—	57.5	—	(13.3)	44.2
Pooled trust-preferreds	149.1	92.7	56.4	1.2	(5.9)	51.7

Total corporate debt securities	206.6	92.7	113.9	1.2	(19.2)	95.9
Foreign debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.9	—	0.9	—	—	0.9

Total investment securities held to maturity	$208.5	$92.7	$115.8	$1.2	$(19.2)	$97.8

Amortized cost, carrying value,		OTTI
and fair value of held-to-maturity securities	Amortized	Recognized	Carrying	Unrealized	Unrealized	Fair
at December 31, 2008	Cost	in OCI	Value	Gains	Losses	Value
	(In millions)
Investment securities held to maturity:
Obligations of state and political subdivisions	$0.7	$—	$0.7	$—	$—	$0.7
Mortgage-backed debt securities:
Residential mortgage-backed securities	0.2	—	0.2	—	—	0.2
Corporate debt securities:
Single-issue trust-preferreds	57.0	—	57.0	—	(17.2)	39.8
Pooled trust-preferreds	103.2	—	103.2	—	(26.2)	77.0

Total corporate debt securities	160.2	—	160.2	—	(43.4)	116.8
Foreign debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	1.0	—	1.0	—	—	1.0

Total investment securities held to maturity	$162.6	$—	$162.6	$—	$(43.4)	$119.2
Temporarily impaired securities
When a security is determined to be temporarily impaired and there is an associated unrealized loss, its accounting treatment depends on whether it is classified as AFS or HTM.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For temporarily impaired AFS securities, we are required to:
•	Report the amount of the impairment as an unrealized loss.
•	Record the unrealized loss as a reduction in stockholders’ equity through accumulated other comprehensive income.
This reduces stockholders’ equity. It does not affect earnings.
For temporarily impaired HTM securities, we are required to:
•	Disclose the amount of the decline in fair value.
•	Make that disclosure in a footnote, not as a change in stockholders’ equity.
There is no effect on our financial statements or earnings.
For some of our temporarily impaired securities, continued uncertainty and volatility in the financial markets during the first nine months of 2009 caused fair value estimates to decrease and the associated estimated unrealized losses to increase. We believe these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the securities’ issuers.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fewer Than 12 Months		12 Months or more		Total
		Estimated		Estimated		Estimated
Temporarily impaired securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
at September 30, 2009	Value	Losses	Value	Losses	Value	Losses
	(In millions)
Corporate debt securities:
Single-issue trust-preferreds	$—	$—	$44.2	$(13.3)	$44.2	$(13.3)
Pooled trust-preferreds	—	—	14.3	(5.9)	14.3	(5.9)

Total corporate debt securities	—	—	58.5	(19.2)	58.5	(19.2)
Preferred stock:
Large financial institutions	—	—	4.5	(0.1)	4.5	(0.1)

Total temporarily impaired securities	$—	$—	$63.0	$(19.3)	$63.0	$(19.3)

	Fewer Than 12 Months		12 Months or more		Total
		Estimated		Estimated		Estimated
Temporarily impaired securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
at December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In millions)
Obligations of state and political subdivisions	$5.5	$(0.1)	$—	$—	$5.5	$(0.1)
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	39.5	(0.8)	39.5	(0.8)
Corporate debt securities:
Single-issue trust-preferreds	—	—	39.8	(17.2)	39.8	(17.2)
Pooled trust-preferreds	—	—	44.3	(26.2)	44.3	(26.2)

Total corporate debt securities	—	—	84.1	(43.4)	84.1	(43.4)
Preferred stock:
Large financial institutions	—	—	10.8	(3.8)	10.8	(3.8)
Other marketable equity securities:
Mutual funds	13.6	(3.6)	—	—	13.6	(3.6)

Total temporarily impaired securities	$19.1	$(3.7)	$134.4	$(48.0)	$153.5	$(51.7)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Carrying value and estimated fair value of the TruPS portfolio	At 9/30/09	At 12/31/08
	(In millions)
Carrying value	$113.9	$160.2
Estimated fair value	$95.9	$116.8
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit ratings of TruPS in Wilmington Trust’s portfolio as rated by Moody’s Investors Service

	Number of	Fair	Amortized	Fair Value Plus
At September 30, 2009	Holdings	Value	Cost	Unrealized Losses
	(Dollars in millions)
Pooled TruPS:
Aaa	1	$2.1	$2.4	$2.4
Aa	3	9.6	9.3	9.4
A	—	—	—	—
Baa	1	1.3	2.1	0.9
Below investment grade	33	38.7	135.3	43.7
Not rated	—	—	—	—

Total pooled TruPS	38	$51.7	$149.1	$56.4

Single-issue TruPS:
Aaa	—	$—	$—	$—
Aa	—	—	—	—
A	5	32.4	41.1	47.7
Baa	3	9.3	12.5	15.6
Below investment grade	—	—	—	—
Not rated	1	2.5	3.9	4.8

Total single-issue TruPS	9	$44.2	$57.5	$68.1

Total TruPS	47	$95.9	$206.6	$124.5
Total investment securities portfolio		$590.7	$686.9	$619.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit ratings of TruPS in Wilmington Trust’s portfolio as rated by Fitch Ratings

	Number of	Fair	Amortized	Fair Value Plus
At September 30, 2009	Holdings	Value	Cost	Unrealized Losses
	(Dollars in millions)
Pooled TruPS:
AAA	3	$9.3	$9.1	$9.1
AA	1	2.4	2.6	2.7
A	—	—	—	—
BBB	1	1.3	2.1	0.9
Below investment grade	33	38.7	135.3	43.7
Not rated	—	—	—	—

Total pooled TruPS	38	$51.7	$149.1	$56.4

Single-issue TruPS:
AAA	—	$—	$—	$—
AA	—	—	—	—
A	4	24.2	32.2	38.0
BBB	3	13.3	16.7	19.4
Below investment grade	2	6.7	8.6	10.7
Not rated	—	—	—	—

Total single-issue TruPS	9	$44.2	$57.5	$68.1

Total TruPS	47	$95.9	$206.6	$124.5
Total investment securities portfolio		$590.7	$686.9	$619.4
Other matters
At September 30, 2009, securities with an aggregate book value of $544.3 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, and interest rate swap agreements, and for other purposes required by law.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We had investments in the securities of regulatory authorities that totaled $26.7 million at September 30, 2009, and $20.0 million at December 31, 2008. These securities are carried at cost.

		After 1 Year	After 5 Years
Contractual maturity of securities	1 Year or	Through	Through	After
at September 30, 2009	Less	5 Years	10 Years	10 Years	Total
	(Dollars in millions)
Debt securities available for sale:
U.S. Treasury securities	$10.1	$0.6	$—	$—	$10.7
Government agency securities	92.0	50.0	18.4	—	160.4
Obligations of state and political subdivisions	—	0.2	—	5.0	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	6.8	49.6	56.4
Mortgage-backed securities:
Residential mortgage-backed securities	—	19.6	160.1	29.5	209.2

Total amortized cost of debt securities available for sale	$102.1	$70.4	$185.3	$84.1	$441.9
Fair value of debt securities available for sale	$102.5	$71.3	$193.7	$86.4	$453.9
Weighted average yield of debt securities available for sale[1]	1.50%	5.00%	4.35%	4.54%	3.83%

Debt securities held to maturity:
Obligations of state and political subdivisions	$0.1	$0.4	$—	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	57.5	57.5
Pooled trust-preferreds	—	—	—	56.4	56.4

Total corporate debt securities	—	—	—	113.9	113.9
Foreign debt securities	0.5	—	—	—	0.5
Other debt securities	0.2	0.7	—	—	0.9

Total carrying value of debt securities held to maturity	$0.8	$1.1	$—	$113.9	$115.8
Fair value of debt securities held to maturity	$0.8	$1.2	$—	$95.8	$97.8
Weighted average yield of debt securities held to maturity[1]	3.28%	6.02%	—%	5.82%	5.80%

[1]	Weighted average yields are not on a tax-equivalent basis.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sale and write-down of investment	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
securities available for sale	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In millions)
Proceeds:
Government agency securities	$—	$—	$103.2	$—
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	103.8	—
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	—	197.8	—
Other marketable equity securities:
Mutual funds	5.7	—	5.7	1.8
Other	—	—	—	10.0

Total proceeds	$5.7	$—	$410.5	$11.8

Gross gains realized:
Government agency securities	$—	$—	$3.6	$—
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	2.7	—
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	—	6.0	—
Other marketable equity securities:
Mutual funds	1.5	—	1.5	0.1

Total gross gains realized	$1.5	$—	$13.8	$0.1

OTTI charges:
Preferred stock:
Large financial institutions	$—	$(19.7)	$—	$(32.3)
Other marketable equity securities:
Mutual funds	—	—	(3.9)	—
Other	(2.5)	—	(2.5)	—

Total other marketable equity securities	(2.5)	—	(6.4)	—

Total OTTI charges	$(2.5)	$(19.7)	$(6.4)	$(32.3)
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
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Borrowings
Our short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and U.S. Treasury demand notes. Our long-term borrowings consist of an advance from the FHLB and two issuances of long-term subordinated debt. During the 2009 third quarter, we decided not to renew our line of credit.
The long-term debt of $470.4 million on our balance sheet at September 30, 2009, included:
•	$28.0 million in FHLB advances;
•	$(6.5) million of unamortized losses related to terminated interest rate swaps on long-term debt;
•	$(0.2) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013; and
•	$(0.9) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Subordinated long-term debt

	Amount issued and			Fixed
	outstanding		Semiannual	payment
Issue date	(in millions)	Term	payment dates	rates	Maturity
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.
For more information on our borrowings, read Note 12, “Borrowings,” in our 2008 Annual Report to Shareholders.
12. Income taxes
Income tax expense and the effective tax rate were affected in the 2009 third quarter by the release of $2.7 million of certain tax reserves, and by $1.4 million due to state tax rate changes impacting deferred tax assets. Income tax expense and the effective tax rate for the first nine months of 2009 were affected by, in addition to the 2009 third quarter items, the restoration of a $3.9 million deferred tax asset, which we wrote off during the fourth quarter of 2008. We restored the deferred tax asset in the second quarter of 2009, because we believe that there is more certainty that certain stock-based compensation deferred tax assets will be realizable in the future.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income taxes and tax rate	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Pre-tax (loss) income (less non-controlling interest)	$(16.7)	$35.2	$(3.0)	$70.4
Income tax (benefit) expense	$(10.8)	$12.3	$(9.8)	$25.5
Effective tax rate	64.67%	34.94%	326.67%	36.22%
Under ASC 740, “Income Taxes,” we recognize interest and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for periods open to examination. We have applied this methodology consistently with prior periods.
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to scrutiny by tax auditors in these jurisdictions for three to six years (open tax years). As of September 30, 2009, there were no material changes regarding uncertain tax positions, other than the reversal described above. No open statutes of limitations have been extended for a period greater than three months.
Our IRS examination for the tax year 2006 was completed during the 2009 third quarter. The tax years 2007 and 2008 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
For more information about our income taxes, read Note 20, “Income taxes,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Segment reporting
We report business segment results for four segments: one for each of our three core businesses – Regional Banking, Wealth Advisory Services (WAS), and Corporate Client Services (CCS) – and one that combines the results of affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended September 30, 2009	Banking	Services	Services	Managers	Totals
	(In millions)
Net interest income/(loss)	$74.6	$5.4	$1.3	$(1.3)	$80.0
Provision for loan losses	(35.5)	(3.2)	—	—	(38.7)

Net interest income/(loss) after provision	39.1	2.2	1.3	(1.3)	41.3
Advisory fees:
Wealth Advisory Services	0.1	45.8	—	—	45.9
Corporate Client Services	0.2	—	43.7	—	43.9
Affiliate Money Managers	—	—	—	4.7	4.7

Total advisory fees	0.3	45.8	43.7	4.7	94.5
Amortization of affiliate intangibles	—	(1.0)	(0.9)	(0.2)	(2.1)

Total advisory fees after amortization of affiliate intangibles	0.3	44.8	42.8	4.5	92.4
Other noninterest income	12.8	0.4	0.1	—	13.3
Securities gains	1.2	0.1	0.2	—	1.5

Operating net interest and noninterest income	53.4	47.5	44.4	3.2	148.5
Noninterest expense	(44.9)	(45.3)	(36.8)	—	(127.0)

Segment operating profit before income taxes	8.5	2.2	7.6	3.2	21.5
Applicable income tax expense and noncontrolling interest	0.5	0.6	1.5	1.1	3.7

Segment operating net income	$8.0	$1.6	$6.1	$2.1	$17.8

Investment securities impairment charge					(38.1)
Applicable income tax benefit for impairment charges					14.4

Reported net loss					$(5.9)

Depreciation and amortization	$3.3	$2.6	$2.2	$0.3	$8.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Three Months Ended September 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)
Net interest income/(loss)	$85.9	$4.9	$2.0	$(1.7)	$91.1
Provision for loan losses	(18.0)	(1.6)	—	—	(19.6)

Net interest income/(loss) after provision	67.9	3.3	2.0	(1.7)	71.5
Advisory fees:
Wealth Advisory Services	0.7	54.6	2.0	—	57.3
Corporate Client Services	0.4	—	34.0	—	34.4
Affiliate Money Managers	—	—	—	4.2	4.2

Total advisory fees	1.1	54.6	36.0	4.2	95.9
Amortization of affiliate intangibles	—	(1.1)	(0.9)	(0.2)	(2.2)

Total advisory fees after amortization of affiliate intangibles	1.1	53.5	35.1	4.0	93.7
Other noninterest income	13.0	0.5	0.3	—	13.8

Operating net interest and noninterest income	82.0	57.3	37.4	2.3	179.0
Noninterest expense	(42.8)	(50.6)	(30.5)	—	(123.9)

Segment operating profit before income taxes	39.2	6.7	6.9	2.3	55.1
Applicable income tax expense and noncontrolling interest	14.0	2.5	2.2	1.0	19.7

Segment operating net income	$25.2	$4.2	$4.7	$1.3	$35.4

Investment securities impairment charge					(19.7)
Applicable income tax benefit for impairment charges					7.2

Reported net income					$22.9

Depreciation and amortization	$3.2	$2.7	$2.3	$0.2	$8.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Nine Months Ended September 30, 2009	Banking	Services	Services	Managers	Totals
	(In millions)
Net interest income/(loss)	$222.7	$16.6	$4.7	$(3.8)	$240.2
Provision for loan losses	(110.4)	(11.8)	—	—	(122.2)

Net interest income/(loss) after provision	112.3	4.8	4.7	(3.8)	118.0
Advisory fees:
Wealth Advisory Services	1.1	139.0	2.6	—	142.7
Corporate Client Services	0.7	—	123.9	—	124.6
Affiliate Money Managers	—	—	—	11.3	11.3

Total advisory fees	1.8	139.0	126.5	11.3	278.6
Amortization of affiliate intangibles	—	(2.9)	(2.9)	(0.7)	(6.5)

Total advisory fees after amortization of affiliate intangibles	1.8	136.1	123.6	10.6	272.1
Other noninterest income	38.9	1.7	1.1	—	41.7
Securities gains	12.6	0.4	0.6	—	13.6

Operating net interest and noninterest income	165.6	143.0	130.0	6.8	445.4
Noninterest expense	(135.0)	(135.0)	(110.9)	(1.1)	(382.0)

Segment operating profit before income taxes	30.6	8.0	19.1	5.7	63.4
Applicable income tax expense and noncontrolling interest	8.3	1.1	3.7	2.5	15.6

Segment operating net income	$22.3	$6.9	$15.4	$3.2	$47.8

Investment securities impairment charge					(66.0)
Applicable income tax benefit for impairment charges					25.0

Reported net income					$6.8

Depreciation and amortization	$9.8	$8.0	$6.8	$0.7	$25.3
Investment in equity method investees	—	—	—	159.7	159.7
Segment average assets	9,397.0	1,484.9	450.9	160.3	11,493.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the Nine Months Ended September 30, 2008	Banking	Services	Services	Managers	Totals
	(In millions)
Net interest income/(loss)	$247.1	$16.2	$6.5	$(6.7)	$263.1
Provision for loan losses	(44.4)	(3.6)	—	—	(48.0)

Net interest income/(loss) after provision	202.7	12.6	6.5	(6.7)	215.1
Advisory fees:
Wealth Advisory Services	2.1	162.7	6.0	—	170.8
Corporate Client Services	1.1	—	91.0	—	92.1
Affiliate Money Managers	—	—	—	12.9	12.9

Total advisory fees	3.2	162.7	97.0	12.9	275.8
Amortization of affiliate intangibles	—	(3.0)	(1.7)	(0.7)	(5.4)

Total advisory fees after amortization of affiliate intangibles	3.2	159.7	95.3	12.2	270.4
Other noninterest income	42.7	1.7	1.1	—	45.5
Securities gains	0.1	—	—	—	0.1

Operating net interest and noninterest income	248.7	174.0	102.9	5.5	531.1
Operating noninterest expense	(126.1)	(152.3)	(82.6)	—	(361.0)

Segment operating profit before income taxes	122.6	21.7	20.3	5.5	170.1
Applicable income tax expense and noncontrolling interest	44.2	8.1	6.6	2.4	61.3

Segment operating net income	$78.4	$13.6	$13.7	$3.1	$108.8

Investment securities impairment charge					(32.3)
Roxbury Capital Management impairment charge					(66.9)
Applicable income tax benefit for impairment charges					35.3

Reported net income					$44.9

Depreciation and amortization	$9.7	$7.7	$5.4	$0.7	$23.5
Investment in equity method investees	—	—	—	159.6	159.6
Segment average assets	9,729.1	1,506.3	310.0	199.7	11,745.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Accounting pronouncements
The recent accounting pronouncements listed in this note may affect our financial condition and results of operations.
FSP FAS No. 132(revised)-1. In December 2008, the FASB issued FSP FAS No. 132(revised)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was incorporated into ASC 715, “Compensation – Retirement Benefits.” FSP FAS No. 132(revised)-1 amends SFAS 132(revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require more detailed disclosures about employers’ defined benefit plan and other postretirement plan assets, including employers’ investment policies and strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS No. 132(revised)-1 will not change the accounting for postretirement benefit plan assets. FSP FAS No. 132(revised)-1 will be effective for us for the fiscal year ending December 31, 2009.
SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was incorporated into ASC 860, “Transfers and Servicing.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, eliminate the consolidation exemption for qualifying special purpose entities; introduce restrictive criteria for when transfers of a portion of a financial asset may be eligible for sale accounting; and revise how interests retained by the transferor in a sale of financial assets are initially measured. SFAS No. 166 also requires additional disclosures related to a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for the fiscal year beginning January 1, 2010. We have not yet completed our assessment of the effect, if any, that SFAS No. 166 may have on our financial statements.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(revised),” which was incorporated into ASC 810, “Consolidation.” SFAS No. 167 amends the consolidation guidance for variable interest entities (VIEs) under FIN 46(revised), “Consolidation of Variable Interest Entities.” Specifically, SFAS No. 167 introduces a new consolidation approach that considers qualitative factors for determining who should consolidate a VIE and changes when it is necessary to determine who should consolidate a VIE. SFAS No. 167 also introduces additional disclosure and presentation requirements related to an entity’s consolidated VIEs. SFAS No. 167 is effective for the fiscal year beginning January 1, 2010. We have not yet completed our assessment of the effect, if any, that SFAS No. 167 may have on our financial statements.
SFAS No. 168. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was incorporated into ASC 105, “Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative U.S. accounting and reporting standards. SFAS No. 168 does not change current GAAP, but it does change the manner in which accounting literature is organized and referenced. SFAS No. 168 was effective for our quarter ending September 30, 2009. SFAS No. 168 did not affect our financial statements. Beginning in the 2009 third quarter, we updated our references to accounting literature within our financial statements to conform to those references used in the codification.
ASU 2009-05. In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to clarify certain issues with the accounting guidance for determining the fair value of liabilities. Specifically, the guidance states that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quoted prices of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 is effective for the fiscal year ending December 31, 2009. We do not expect its adoption to have a material effect on our financial statements.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASU 2009-12. In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” to provide guidance on determining the fair value of certain alternative investments (for example, hedge funds, private equity funds, fund of funds, etc.) that do not have readily determinable market values. The guidance allows, as a practical expedient, the use of the alternative investment’s net asset value without further adjustment to calculate the investment’s fair value. In general, the guidance in this ASU applies only to those investments that 1) do not have readily determinable market values and 2) have financial statements prepared in accordance with ASC 946, “Financial Services-Investment Companies.” ASU 2009-12 is effective for the fiscal year ending December 31, 2009. We do not expect its adoption to have a material effect on our financial statements.
ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements; a consensus of the FASB Emerging Issues Task Force,” to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (for example, contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. We have not yet completed our assessment of the effect, if any, that ASU 2009-13 may have on our financial statements.
15. Subsequent events
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since September 30, 2009, warrant additional disclosure as a subsequent event. As of November 9, 2009, the filing date of this report, we determined that there were no recognized or unrecognized subsequent events to report under ASC 855.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
Wilmington Trust Corporation is (we are) a Delaware corporation and a financial holding company under the Bank Holding Company Act. Our primary wholly owned subsidiary, Wilmington Trust Company, was founded in 1903. We deliver our services through three businesses:
Regional Banking. Our Regional Banking activities are concentrated in the mid-Atlantic region of the United States. We define this area as the state of Delaware and the parts of Maryland, New Jersey, and Pennsylvania that are within approximately 150 miles of our Wilmington headquarters. We target commercial banking services to middle-market business owners throughout this region. We define this market as businesses that are family-owned or closely held, with annual sales of up to $250 million. We focus our consumer lending, residential mortgage lending, and core deposit-gathering activities in the state of Delaware.
Corporate Client Services (CCS). The CCS business provides a variety of trustee, agency, investment management, and administrative services for institutional clients. CCS has offices in Arizona, Delaware, Michigan, Minnesota, Nevada, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands (Jersey), Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg. At the end of 2008, CCS had clients in 88 countries.
Wealth Advisory Services (WAS). The WAS business helps individuals and families with substantial wealth preserve and protect their wealth, minimize taxes, transfer wealth to future generations, support charitable endeavors, and manage their business affairs. We do this through a variety of asset management, family office, and fiduciary services. We target clients who have liquid assets of $10 million or more. WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania. At the end of 2008, WAS had clients in all 50 states and 35 other countries.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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
RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
This report discusses:
•	Changes in our financial condition (balance sheet) since December 31, 2008. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of September 30, 2008, for historical reference.

•	The results of our operations (income statement) for the three and nine months ended September 30, 2009, compared with the corresponding period in 2008. In some cases, we provide amounts for other periods to provide historical context. When we use “year-to-date (YTD)” to describe a time frame, we are referring to the nine months ended September 30.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Our capital position remained strong and there were many positive developments in the third quarter and first nine months of 2009, but recessionary pressures prevented the full extent of our business successes from translating into higher earnings. In addition, we recorded a substantial amount of securities losses in the third quarter and first nine months of 2009, as economic conditions reduced the value of, and led to write-downs on, some of the investments in our securities portfolio.
For the third quarter of 2009, we reported a loss of $5.9 million. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued to the U.S. Department of the Treasury in conjunction with the CPP, the net loss available to common shareholders was $10.4 million, or $0.15 per diluted common share.
For the first nine months of 2009, we reported $6.8 million of net income. After adjusting for the dividends and accretion on preferred stock issued in conjunction with the CPP, there was a net loss available to common shareholders of $6.8 million, or $0.10 per diluted common share.
Compared to the corresponding year-ago periods, key factors in our 2009 third quarter and year-to-date results included, in addition to the securities losses:
•	Decreases in loan and investment securities portfolio balances.

•	Substantial growth in core deposit balances.

•	Lower funding costs, which improved the net interest margin.

•	Lower net interest income (before the provision for loan losses), due to low market interest rates as well as the decreases in the loan and investment securities portfolios.

•	Increases in the provision for loan losses.

•	Double-digit growth in CCS revenue.

•	Lower WAS revenue, due mainly to volatility in the equity markets.

•	Disciplined expense management.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We discuss each of these factors in greater detail in other sections of this report.
On October 21, 2009, the Board of Directors declared a regular quarterly cash dividend of $0.01 per common share. The dividend will be paid on November 16, 2009, to shareholders of record on November 2, 2009.
The Board of Directors reduced our quarterly cash dividend twice in 2009. On January 29, 2009, the Board reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share. On July 22, 2009, the Board reduced the quarterly cash dividend to $0.01 per common share. The decisions stemmed from our desire to act with an abundance of caution during this period of economic uncertainty. Since it is difficult to predict when, or how quickly, an economic recovery might occur, we are taking a conservative approach to capital management in order to have flexibility in a dynamic environment and to hasten our exit from the CPP.
CHANGES IN FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Our capital position remained strong in the third quarter and first nine months of 2009. All regulatory capital ratios improved from their levels at year-end 2008, and all continued to exceed the amounts required by the Federal Reserve Board to be considered well capitalized, both including and excluding the $330 million in CPP funds we received in December 2008 in exchange for the preferred stock.
At September 30, 2009, we had assets of $10.87 billion. This was $1.45 billion, or 12%, less than at year-end 2008. This decrease reflected lower loan and investment securities portfolio balances, and resulted from a combination of muted demand for new loans and strategic steps we took to manage our balance sheet through the economic downturn.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment securities balances fell 56% from year-end 2008, as we deleveraged the portfolio in order to improve our regulatory capital ratios, and because we had less need for securities to collateralize certain types of deposits. Maturities, prepayments, sales, and write-downs contributed to the decline.
Loan balances decreased 6% from year-end 2008, due to a combination of run-off in indirect consumer loans, sales of seasoned residential mortgage loans, and less demand for commercial and consumer loans as economic pressures mounted.
Core deposit balances rose 9% from year-end 2008, as clients opted for the safety of federally insured products. The core deposit growth reduced our need for non-core funding. As a result, there was a 62% decline in national brokered certificates from year-end 2008 and a 22% decrease in short-term borrowings.
Due to the balance sheet changes between year-end 2008 and September 30, 2009:
•	Loans increased as a percentage of total assets.
•	Core deposits increased as a percentage of total liabilities.
•	Non-core funding decreased to 23% of total liabilities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Assets (dollars in millions)	At 9/30/09	At 12/31/08
Loan balances	$9,021.2	$9,619.1
Loans as a percentage of total assets	83%	78%
Investment securities	$608.7	$1,373.3
Investment securities as a percentage of total assets	6%	11%
Total assets	$10,873.8	$12,318.9

Earning assets (dollars in millions) [1]	At 9/30/09	At 12/31/08
Total earning assets	$9,846.2	$11,198.7
Percentage in loans	92%	86%
Percentage in investment securities	6%	12%
Percentage in other earning assets	2%	2%
Earning assets as a percentage of total assets	91%	91%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liabilities and stockholders’ equity	At 9/30/09	At 12/31/08
	(Dollars in millions)
Core deposits	$6,506.3	$5,983.5
Core deposits as a percentage of total liabilities	68%	54%
National brokered CDs and short-term borrowings	$2,188.8	$4,050.1
National brokered CDs and short-term borrowings as a percentage of total liabilities	23%	37%
Total liabilities	$9,558.9	$10,984.8
Wilmington Trust stockholders’ equity	1,314.4	1,333.9
Noncontrolling interest	0.5	0.2
Total liabilities and stockholders’ equity	$10,873.8	$12,318.9
For more information about loan and core deposit balances, read the Regional Banking discussion in this report. For more information about our capital and stockholders’ equity, read the capital resources discussion in this report.
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
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
At September 30, 2009, the investment securities portfolio was $608.7 million, a decline of $764.6 million from year-end 2008. We deleveraged the portfolio in order to improve our regulatory capital ratios and because we had fewer deposits that required securities as collateral. Factors in the year-to-date decline included:
•	Maturities and sales, mainly of mortgage-backed, U.S. Treasury, and other government agency securities.
•	Prepayments, mainly of mortgage-backed securities.
•	Write-downs of securities that were deemed to be other-than-temporarily impaired (OTTI) under GAAP.
In the 2009 third quarter, we recorded $38.1 million of securities losses and $1.5 million of securities gains. In the first nine months of 2009, we recorded $66.2 million of securities losses and $13.8 million of securities gains. Almost all of the securities losses in the third quarter and first nine months of 2009 were associated with pooled trust-preferred securities (TruPS). For more information about these write-downs, read Note 10, “Investment securities,” in this report.
Our TruPS portfolio consists of 38 pooled and 9 single-issue securities. On our balance sheet, all of our TruPS, preferred stock, municipal bonds, and other types of securities are combined in “Other securities.” In the table below, we present these securities separately.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	At 9/30/09		At 12/31/08
		Percent of		Percent of
Composition of investment securities portfolio	Amount	portfolio	Amount	portfolio
	(Dollars in millions)
Collateralized mortgage obligations	$57.9	9%	$169.0	12%
Mortgage-backed securities	218.6	36	491.5	36
Trust-preferred securities	114.8	19	160.2	12
Government agency securities	162.0	26	463.5	34
U.S. Treasury securities	10.7	2	41.4	3
Preferred stock	22.3	4	17.1	1
Municipal bonds	5.7	1	6.9	1
Other securities	16.7	3	23.7	1

Total	$608.7	100%	$1,373.3	100%
Percentage invested in fixed rate instruments		64%		94%
Attrition in the portfolio and depressed TruPS valuations caused changes in the portfolio’s average life and duration. The negative duration at September 30, 2009, for the portfolio in total was caused by the lower TruPS valuations and historically low market interest rates.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average life in the investment securities portfolio (in years)	At 9/30/09	At 12/31/08
Mortgage-backed instruments [1]	2.40	2.45
Total portfolio	9.21	6.32

Duration in the investment securities portfolio (in years)	At 9/30/09	At 12/31/08
Mortgage-backed instruments [1]	1.87	1.37
Total portfolio	(0.25)	(0.93)

[1]	Includes collateralized mortgage obligations and mortgage-backed securities
Excluding TruPS, duration at September 30, 2009, for the portfolio in total would have been 1.68.
Of the mortgage-backed securities in our portfolio at September 30, 2009:
•	All were issued by U.S. government-sponsored enterprises. As such, they carry an implied credit rating of AAA.
•	All had residential mortgages as the underlying collateral.
•	There were no subprime mortgages in the underlying collateral.
•	Almost all were invested in fixed rate instruments with terms of 15 years or less.
For additional information about our investment securities, their valuations, and their write-downs, read the Consolidated Statements of Cash Flows; Note 5, “Fair value measurement of assets and liabilities;” and Note 10, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
For the third quarter of 2009, we reported a loss of $5.9 million. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued to the U.S. Department of the Treasury in conjunction with the CPP, the net loss available to common shareholders was $10.4 million, or $0.15 per diluted common share. The 2009 third quarter loss was mainly due to securities losses of $38.1 million, which reduced net income by approximately $23.7 million and earnings by approximately $0.34 per diluted common share.
For the first nine months of 2009, we reported $6.8 million of net income. After adjusting for the dividends and accretion on preferred stock issued in conjunction with the CPP, there was a net loss available to common shareholders of $6.8 million, or $0.10 per diluted common share. The low amount of year-to-date net income, and the year-to-date loss per diluted common share, were due primarily to securities losses recorded in the 2009 second and third quarters.
In comparison, net income for the year-ago third quarter was $22.9 million, and earnings were $0.34 per diluted common share. For the first nine months of 2008, net income was $44.9 million and earnings were $0.67 per diluted common share. Net income for the first nine months of 2008 was reduced by a $66.9 million goodwill impairment charge on the value of our investment in RCM, as well as by $32.3 million of securities losses on perpetual preferred stocks.
Business momentum was not strong enough to offset three primary factors which we believe account for the contrast in our quarterly and year-to-date performance between 2008 and 2009:
•	The extent, depth, and prolonged nature of the economic recession.
•	Volatility in the financial markets.
•	The rapid decline in short-term market interest rates that occurred in the 2008 fourth quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Economic and market interest rate conditions affected net income negatively because they:
•	Led to compression in the net interest margin. The margin was 2 basis points lower than for the year-ago third quarter. On a year-to-date basis, the margin was 16 basis points lower.
•	Increased the amount of nonperforming loans and potential credit losses, which led to a higher provision for loan losses. The provision was $38.7 million for the third quarter and $122.2 million for the first nine months of 2009. The corresponding amounts in 2008 were $19.6 million and $48.0 million, respectively.
•	Muted demand for new loans, which contributed to the decline in loan balances.
•	Caused net securities losses. Net securities losses for the 2009 third quarter were $36.6 million, compared with $19.7 million for the year-ago third quarter. For the first nine months of the year, net securities losses were $52.4 million in 2009, compared with $32.2 million in 2008.
•	Reduced client asset valuations and the associated fees that are based on those valuations. In addition, the environment drove many clients to opt for the relative safety of fixed income investments, which carry lower management fees than equity investments. Compared to the year-ago third quarter, WAS trust and investment advisory revenue (which is tied to asset valuations) was 15%, or $5.8 million, lower. On a year-to-date basis, it was 19%, or $22.3 million, lower.
•	Reduced the yields on money market mutual funds, which caused us to waive fees on those funds. These waivers reduced WAS revenue by approximately $4.0 million for the 2009 third quarter, and by approximately $6.3 million for the first nine months of 2009.
•	Limited the growth of assets in retirement accounts and associated retirement services revenue. Compared to the year-ago third quarter and first nine months, retirement services revenue was considerably higher, but the year-ago amounts did not reflect the effects of the acquisition we completed in the 2008 fourth quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The effects of the difficult economic conditions were offset to a degree by:
•	Double-digit growth in CCS revenue on a quarterly and year-to-date basis, which we detail in the CCS section of this report.
•	Lower funding costs, driven by strong core deposit growth, which we detail in the liquidity and funding section of this report.
•	Disciplined expense management, which we detail in the expense discussion in this report.
Operating results
On an operating basis, we were profitable for the third quarter and first nine months of 2009. For the 2009 third quarter, operating net income was $17.8 million, and operating earnings were $0.19 per diluted common share. For the first nine months of 2009, operating net income was $47.8 million, and operating earnings were $0.49 per diluted share. Except for the securities losses and the RCM impairment charge, the dynamics that affected operating results for the third quarter and first nine months of 2009 were the same as the factors that affected reported results.
In comparison, net income for the 2008 third quarter on an operating basis was $35.4 million, or $0.53 per diluted common share. Net income for the first nine months of 2008 on an operating basis was $108.8 million, or $1.62 per diluted common share.
Operating results are non-GAAP measures that we use throughout this report because we consider them important measures of our results and key indicators of our ongoing performance. We believe these measures:
•	Provide a more relevant and comparative basis on which to measure ongoing business activities and evaluate the company’s performance.
•	Help investors and analysts develop more meaningful and accurate analyses of trends in the company’s core business operations.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Some limitations are inherent in presenting operating results. While we believe these disclosures help investors understand the dynamics of our company, these non-GAAP disclosures may not offer relevant comparisons to the operating results of other companies. Other companies might use different measures and/or calculate them differently.
We compensate for these limitations by providing a detailed reconciliation between GAAP reported results and non-GAAP operating results. The presentation of non-GAAP financial measures should be viewed as supplemental information and not as a substitute for financial results determined in accordance with GAAP.

	Three months ended		Nine months ended
	September 30,		September 30,
Operating results (in millions)	2009	2008	2009	2008
Net (loss)/income	$(5.9)	$22.9	$6.8	$44.9
Securities impairment	38.1	19.7	66.0	32.3
Goodwill impairment	—	—	—	66.9
Applicable income tax benefit	(14.4)	(7.2)	(25.0)	(35.3)

Operating results	$17.8	$35.4	$47.8	$108.8

	Three months ended		Nine months ended
	September 30,		September 30,
Per-share operating results	2009	2008	2009	2008
Per-share (loss)/earnings	$(0.15)	$0.34	$(0.10)	$0.67
Per-share loss of securities and goodwill impairment, after tax	(0.34)	(0.19)	(0.59)	(0.95)

Per-share earnings applicable to operating results	$0.19	$0.53	$0.49	$1.62

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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

	Three months ended		Nine months ended
Common shares outstanding	September 30,		September 30,
On average, in thousands	2009	2008	2009	2008
Common shares outstanding (diluted)	68,979	67,269	68,963	67,349
Noninterest income continued to grow as a percentage of combined net interest and noninterest income. Factors in this shift were the historically low levels of market interest rates, the decline in investment securities balances, and increases in the provision for loan losses.

Mix of revenue (as a percentage of combined
net interest and noninterest income) [1]	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Net interest income	37%	45%	31%	43%
Noninterest income	63%	55%	69%	57%

[1]	After amortization and the provision for loan losses

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The changes in our efficiency ratio from the corresponding year-ago periods reflected the higher levels of securities losses.

Efficiency ratio [1]	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Efficiency ratio	84.89%	69.03%	75.94%	77.94%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and noninterest income (before the provision for loan losses) on a tax-equivalent basis. In general, low efficiency ratios indicate high profitability.
We discuss each of our businesses and other factors in our financial performance in greater detail in the following pages of this report.
THE REGIONAL BANKING BUSINESS
The Regional Banking business is affected by the economy in the mid-Atlantic region, which is broadly diversified. To date, the economy in this region has not experienced the severity of economic downturn seen in some other parts of the United States. At September 30, 2009, Delaware’s unemployment rate was 8.3% and Pennsylvania’s was 8.8%, both lower than the U.S. rate of 9.8% (as reported by the Federal Reserve Bank of Philadelphia and the U.S. Bureau of Labor Statistics).

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In the third quarter and first nine months of 2009, economic conditions in the region remained fragile. For the Regional Banking business, these conditions:
•	Muted demand for new loans, as economic uncertainty kept many commercial and consumer borrowers on the sidelines.
•	Contributed to growth in core deposit balances, as clients increasingly opted for the safety of federally insured accounts.
•	Produced mixed credit quality metrics. We discuss credit quality in a separate section of this report.
Although this report discusses changes in loan and deposit balances on a period-end basis, we consider average balances, rather than period-end balances, to be the better indicator of trends in the Regional Banking business. This is because average balances represent client activity over the longer term. This is especially true of core deposit balances, which can be skewed by large short-term deposits made by Corporate Client Services clients at the ends of reporting periods. Information about changes in our average balances appears in the quarterly and year-to-date analyses of net interest income, which appear between the net interest margin and the noninterest income discussions in this report.
Loans
Total loan balances declined 6% during the first nine months of 2009, mainly because:
•	New loan growth was not strong enough to offset maturing loans.
•	Indirect consumer loan balances decreased 23%, due to run-off in the portfolio.
•	There were several large commercial loan repayments in the 2009 first quarter.
•	We sold $129.0 million of seasoned, fixed rate residential mortgages at the end of the 2009 second quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Approximately 78% of total loans outstanding at September 30, 2009, were floating rate loans.
The Delaware market continued to account for the majority of total loans outstanding in the third quarter and first nine months of 2009.

Total loans outstanding	At 9/30/09	At 12/31/08	% change
	(Dollars in millions)
Commercial loans	$6,670.6	$6,760.3	(1)%
Retail loans [1]	2,350.6	2,858.8	(18)%

Total loans outstanding	$9,021.2	$9,619.1	(6)%

[1]	Includes consumer loans, residential mortgage loans, and loans secured with investments.

	At 9/30/09		At 12/31/08
		As a % of		As a % of
Total loans outstanding by geographic market	Amount	total loans	Amount	total loans
	(Dollars in millions)
Delaware market loans	$4,860.7	54%	$5,162.8	54%
Pennsylvania market loans	$2,105.7	23%	$2,232.5	23%
Maryland market loans	$916.1	10%	$966.9	10%
New Jersey market loans	$694.3	8%	$694.5	7%
Other market loans	$444.4	5%	$562.4	6%
In the first nine months of 2009, commercial loans increased as a percentage of total loans, as retail loan balances decreased.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loan portfolio composition (period-end balances)	At 9/30/09	At 12/31/08
Commercial loans:
Commercial, financial, and agricultural	29%	31%
Commercial real estate - construction	22%	20%
Commercial mortgage	23%	19%

Total commercial loans	74%	70%
Retail loans:
Residential mortgage	5%	6%
Consumer loans:
Home equity	6%	6%
Indirect loans	8%	9%
Credit card	1%	1%
Other consumer	1%	2%

Total consumer loans	16%	18%
Secured with investments	5%	6%

Total retail loans	26%	30%
Loans secured with investments are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
COMMERCIAL LOANS
Our commercial banking activities are concentrated in the state of Delaware and adjacent areas of Maryland, New Jersey, and Pennsylvania that are within approximately 150 miles of our Wilmington headquarters. We target our commercial banking services to family-owned and privately held businesses with annual sales of up to $250 million. Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees.
At September 30, 2009:
•	Commercial loan balances were 1% lower than at year-end 2008, as growth in commercial mortgage balances was offset by lower balances of commercial, financial, and agricultural loans.
•	Almost all of our commercial real estate industry exposure was with clients whose businesses are based in, and whose projects are located in, the mid-Atlantic region.
•	Approximately 70% of loans outstanding were for amounts of $10 million, or less. On a percentage basis, the mix of loans by size was relatively unchanged from prior periods.
•	Approximately 89% of total commercial loans outstanding were floating rate loans.

Commercial loan balances at period-end (dollars in millions)	At 9/30/09	At 12/31/08	% change
Commercial, financial, and agricultural loans	$2,644.9	$2,966.3	(11)%
Commercial real estate — construction loans	1,950.7	1,923.8	1%
Commercial mortgage loans	2,075.0	1,870.2	11%

Total commercial loans	$6,670.6	$6,760.3	(1)%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In the first nine months of 2009, there was a slight increase in the percentage of loans from the Maryland and New Jersey markets, reflecting the inroads we are making in those markets.

	At 9/30/09		At 12/31/08
		As a % of total		As a % of total
Commercial loans by geographic market	Amount	commercial loans	Amount	commercial loans
	(Dollars in millions)
Delaware market loans	$3,620.0	54%	$3,708.0	55%
Pennsylvania market loans	$1,692.5	25%	$1,749.2	26%
Maryland market loans	$648.1	10%	$632.3	9%
New Jersey market loans	$510.7	8%	$490.6	7%
Other market loans	$199.3	3%	$180.2	3%
Commercial mortgage loans
The year-to-date increase in commercial mortgage balances reflected changes in the credit markets that have minimized the competitive advantages formerly held by specialty commercial mortgage lenders. At September 30, 2009:
•	More than half of commercial mortgage loans outstanding were for owner-occupied properties.
•	Approximately 18% were for small shopping centers that support nearby residential areas and are anchored by groceries or pharmacies. These properties are not mega-malls or large regional retail centers.
•	The rest of the portfolio was well diversified among other types of commercial and industrial properties.
•	Most commercial office property loans were for low-rise office buildings occupied by medical, legal, or other professional services providers. In general, we do not extend credit for high-rise office properties.
•	Approximately 57% of commercial mortgage loans were for properties in Delaware, with the majority in the state’s northern-most county.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Most of the commercial loans we made in the first nine months of 2009 were five-year, floating rate loans. We typically do not offer the long-term structures that historically were provided by traditional commercial mortgage lenders.
Commercial construction loans
Commercial construction loan balances increased slightly from year-end 2008. Of the commercial construction loans added during the first nine months of 2009, the largest was for the refinancing of a successful strip shopping center in northern Delaware. Most of the rest were for land acquisition and development, primarily for residential projects in Delaware and southeastern Pennsylvania.
At September 30, 2009:
•	Most of the loans in our commercial construction portfolio were for single-family residential developments in Delaware and southeastern Pennsylvania. We do very little condominium construction or conversion financing, and very little of our portfolio is associated with beachfront property.
•	The year-to-date increase, on a percentage basis, in retail and office projects reflected demand for services and amenities to support the growth of Delaware’s population and housing market in recent years. Most of the commercial office projects we fund are for warehouses, industrial properties, or low-rise office buildings for medical, legal, and other professional services providers.
•	The year-to-date increase in the percentage of commercial construction loans from Maryland and New Jersey reflected market share gains we are making in those markets.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Commercial construction loan portfolio	At 9/30/09	At 12/31/08
Project type:
Residential real estate construction	51%	54%
Land development	21%	21%
Retail and office	18%	15%
Owner-occupied	2%	2%
Multi-family	4%	2%
Other	4%	6%

Geographic location:
Delaware	58%	60%
Pennsylvania	23%	23%
Maryland	7%	6%
New Jersey	9%	7%
Other	3%	4%
CONSUMER LOANS
While we offer commercial banking services throughout the mid-Atlantic region, we focus our consumer banking activities in the state of Delaware.
At September 30, 2009:
•	Consumer loan balances were 14% lower than at year-end 2008, mainly because of run-off in the indirect automobile loan portfolio.
•	Most of our consumer loans continued to be associated with clients in Delaware, where we are the leading retail and commercial bank.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consumer loan portfolio (dollars in millions)	At 9/30/09	At 12/31/08	% change
Home equity	$570.5	$565.4	1%
Indirect	684.8	891.5	(23)%
Credit card	67.5	67.8	—%
Other consumer	162.7	208.2	(21)%

Total consumer loans	$1,485.5	$1,732.9	(14)%

	At 9/30/09		At 12/31/08
		As a % of total		As a % of total
Consumer loans by geographic market (dollars in millions)	Amount	consumer loans	Amount	consumer loans
Delaware market loans	$807.1	54%	$913.6	53%
Pennsylvania market loans	$267.7	18%	$303.9	18%
Maryland market loans	$218.5	15%	$271.8	16%
New Jersey market loans	$129.1	9%	$150.9	9%
Other market loans	$63.1	4%	$92.7	4%
RESIDENTIAL MORTGAGE LOANS
We focus our residential mortgage lending activities in the state of Delaware, where we are among the leading originators of residential mortgages. Most of the residential mortgages we originate are traditional fixed rate conforming loans. We do not engage in subprime residential mortgage lending.
Residential mortgage originations were considerably higher for the third quarter and first nine months of 2009, mainly because the favorable rate environment prompted refinancings, and the U.S. government’s tax credit program for first-time home buyers spurred activity.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Residential mortgage originations	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(Dollars in millions)
Dollar amount of originations	$58.8	$39.2	$257.3	$126.4
Number of loans originated	284	168	1,201	570
Percentage for home purchase	35%	63%	20%	46%
Percentage for refinancing	65%	37%	80%	54%

Residential mortgages	At 9/30/09	At 12/31/08	% change
	(Dollars in millions)
Residential mortgage balances	$428.2	$571.2	(25%)
Percent of residential mortgages at fixed rates	72%	84%
While originations increased, residential mortgage balances decreased 25% in the first nine months of 2009. This was due to:
•	Our long-standing practice of selling most newly originated fixed rate residential mortgages into the secondary market, instead of retaining them in our loan portfolio. This is part of our interest rate risk management strategy, which we discuss in more detail in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
•	The June 2009 sale of $129.0 million of seasoned residential mortgage loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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
At September 30, 2009:
•	Core deposit balances were $6,506.3 million, which was 9%, or $522.8 million, higher than at year-end 2008. Clients from all three of our businesses contributed to this growth.
•	Clients in Delaware accounted for the majority of our core deposits. We focus our retail banking and core deposit-gathering activities in the state of Delaware.
Most of the increase in core deposits was in interest-bearing demand deposits. Regional Banking and WAS clients accounted for most of this growth, which was spurred by client demand for the safety of insured funds amid economic uncertainty and financial market volatility.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Core deposits	At 9/30/09	At 12/31/08	% change
	(Dollars in millions)
Noninterest-bearing demand deposits	$1,041.6	$1,231.7	(15)%
Savings deposits	918.5	815.7	13%
Interest-bearing demand deposits	3,352.8	2,632.9	27%
CDs < $100,000	1,031.8	1,072.5	(4)%
Local CDs ≥ $100,000	161.6	230.7	(30)%

Total core deposits	$6,506.3	$5,983.5	9%
Percent from Delaware clients	80%	87%
Percent from Pennsylvania clients	7%	3%
Percent from Maryland clients	11%	9%
Percent from New Jersey clients	1%	—%
Percent from clients in other markets	1%	1%
The year-to-date decline in noninterest-bearing demand deposits reflected period-end balance fluctuations that typically result from CCS client activity. It is not unusual for CCS clients who use our deposit services to deposit large sums of cash in noninterest-bearing demand accounts for relatively short periods of time, typically near the ends of financial reporting periods.
Because these CCS client deposits can skew period-end balances, we generally consider average core deposit balances to be the better indicator of trends in the Regional Banking business. On average, noninterest-bearing demand deposit balances were higher than for the corresponding year-ago periods. For more detail on average core deposit balances, see the quarterly and year- to-date analyses of net interest income that appear between the net interest margin and the noninterest income discussions in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
Core deposit balances (on average)	2009	2008	2009	2008
	(In millions)
Noninterest-bearing demand deposits	$1,310.6	$745.1	$1,150.5	$757.2
Total core deposits	$6,699.1	$5,336.3	$6,405.8	$5,268.4
We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not national, wholesale, or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash. Balances of these CDs decreased during the first nine months of 2009, as clients opted for savings instruments with more flexible terms.

Local CDs ≥ $100,000 by client category (average balances)	2009 Q3	2008 Q4
Consumer banking clients	59%	50%
Commercial banking clients in Delaware	9%	9%
Commercial banking clients in Pennsylvania	5%	9%
Commercial banking clients in other markets	9%	4%
WAS clients	5%	9%
CCS clients	—%	—%
Other clients	13%	19%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OTHER REGIONAL BANKING INFORMATION

ATMs	At 9/30/09	At 12/31/08
ATMs in Delaware	179	214
Total ATMs	221	258
We had fewer ATMs than at the end of 2008, because we reduced the number of ATMs we support at non-Wilmington Trust locations during the 2009 second quarter.
REGIONAL BANKING EFFICIENCY
Regional Banking’s profitability and efficiency were less favorable than for the third quarter and first nine months of 2008, mainly because:
•	The combination of record-low market interest rates and the decrease in investment securities balances reduced net interest income.
•	The provision for loan losses increased significantly.

Regional Banking efficiency	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Segment operating net income (in millions)	$8.0	$25.2	$22.3	$78.4
Efficiency ratio [1]	50.22%	42.59%	48.70%	42.73%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and noninterest income (before the provision for loan losses) on a tax-equivalent basis.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In general, low efficiency ratios indicate high profitability (excluding the provision for loan losses). Compared to many other banks, the efficiency ratio for our Regional Banking business is lower, mainly because we do not have the expense of maintaining and operating a large-scale branch office network outside of Delaware. For more information about the profitability of our Regional Banking business, read Note 13, “Segment reporting,” in this report.
NET INTEREST INCOME
Net interest income for the third quarter and first nine months of 2009 was lower than for the corresponding periods in 2008, mainly due to:
•	Declines in investment securities balances.
•	Record-low market interest rates, which compressed our net interest margin until the second quarter of 2009.
•	Decreases in loan balances.

Net interest income	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(Dollars in millions)
Interest income	$106.3	$152.1	$334.7	$464.3
Interest expense	26.3	61.0	94.5	201.2

Net interest income	$80.0	$91.1	$240.2	$263.1
Percent generated by Regional Banking	93%	94%	93%	94%
Most of our net interest income comes from the Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services. For more information about how we allocate net interest income among the three businesses, read Note 13, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NET INTEREST MARGIN
The net interest margin has improved steadily throughout 2009, but it was still lower for the 2009 third quarter than for the year-ago third quarter. For the first nine months of 2009, our net interest margin was 3.10%, which was 16 basis points lower than for the corresponding period in 2008.

Net interest margin	2009 Q3	2009 Q2	2009 Q1	2008 Q4	2008 Q3
Quarterly margin (not annualized)	3.23%	3.16%	2.91%	3.34%	3.25%
Since the year-ago third quarter, our net interest margin has been affected by:
•	The market interest rate environment. In December 2008, the Federal Open Market Committee enacted a 200-basis-point rate reduction and set short-term rates at a range of 0.00% to 0.25%, an historic low.
•	Our asset-sensitive interest rate risk position. For more information about this, read the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
•	Growth in core deposit balances, which lowered our funding costs because it reduced our need for national brokered CDs and other non-core sources of funds.
•	A 4.00% interest rate floor on new and renewing loans, a practice we initiated in the first quarter of 2009.
Our prime lending rate has been 4.00% since November 2008.

Wilmington Trust prime lending rate	2009 Q3	2008 Q4	2008 Q3
Prime lending rate (period-end)	4.00%	4.00%	5.00%
Prime lending rate (on average)	4.00%	4.25%	5.00%
More information about changes in our earning asset yields and cost of funds appears in this report in the following analyses of net interest income, the analysis of changes in interest income and expense due to volume and rate, and the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2009 Third Quarter			2008 Third Quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)
Earning assets:
Interest-bearing deposits in other banks	$98.0	$—	0.28%	$101.7	$0.5	1.93%
Federal funds sold and securities purchased under agreements to resell	13.8	0.1	2.09	32.9	0.2	2.57

Total short-term investments	111.8	0.1	0.51	134.6	0.7	2.09

Investment securities:
U.S. Treasury securities	18.4	—	1.04	50.2	0.4	3.13
Government agency securities	167.6	1.4	3.25	454.5	5.6	4.90
Obligations of state and political subdivisions	6.0	0.1	8.67	7.0	0.2	8.67
Preferred stock	20.6	0.5	8.94	37.1	0.6	6.16
Mortgage-backed securities	275.7	3.0	4.32	694.0	7.8	4.50
Other securities	192.5	2.5	5.05	353.5	3.8	4.24

Total investment securities	680.8	7.5	4.35	1,596.3	18.4	4.57

FHLB and FRB stock, at cost	26.7	—	0.12	20.7	0.2	3.74

Loans:
Commercial, financial, and agricultural	2,687.7	28.9	4.26	2,915.8	41.7	5.69
Real estate — construction	1,959.5	17.2	3.49	1,877.8	24.8	5.26
Mortgage — commercial	2,038.7	22.4	4.35	1,757.9	25.2	5.71

Total commercial loans	6,685.9	68.5	4.06	6,551.5	91.7	5.57

Mortgage — residential	431.9	5.9	5.45	560.9	7.9	5.64
Consumer loans	1,525.1	21.7	5.64	1,780.3	28.1	6.28
Loans secured with investments	436.7	3.1	2.79	566.3	5.7	4.00

Total retail loans	2,393.7	30.7	5.09	2,907.5	41.7	5.71

Total loans net of unearned income	9,079.6	99.2	4.33	9,459.0	133.4	5.61

Total earning assets at historical cost	$9,898.9	$106.8	4.28%	$11,210.6	$152.7	5.42%

Fair value adjustment on investment securities available for sale	(26.9)			(134.6)

Total earning assets	$9,872.0			$11,076.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME (CONTINUED)

	2009 Third Quarter			2008 Third Quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)
Funds supporting earning assets:
Savings	$911.7	$2.8	1.20%	$807.8	$4.5	2.21%
Interest-bearing demand	3,243.7	3.0	0.37	2,511.7	4.4	0.70
Certificates under $100,000	1,063.9	7.2	2.71	979.8	7.6	3.08
Local certificates $100,000 and over	169.2	1.0	2.25	291.9	2.2	3.08

Total core interest-bearing deposits	5,388.5	14.0	1.03	4,591.2	18.7	1.62
National brokered certificates	959.8	3.3	1.34	3,197.1	24.5	3.05

Total interest-bearing deposits	6,348.3	17.3	1.08	7,788.3	43.2	2.21

Federal funds purchased and securities sold under agreements to repurchase	1,124.5	0.6	0.24	1,686.1	9.4	2.21
U.S. Treasury demand deposits	—	—	—	7.6	—	1.74
Line of credit and other debt	—	—	—	11.9	0.1	3.34

Total short-term borrowings	1,124.5	0.6	0.24	1,705.6	9.5	2.21

Long-term debt	470.1	8.4	7.06	468.0	8.3	7.07

Total interest-bearing liabilities	7,942.9	26.3	1.31	9,961.9	61.0	2.44

Other noninterest funds	1,956.0	—	—	1,248.7	—	—

Total funds used to support earning assets	$9,898.9	$26.3	1.05%	$11,210.6	$61.0	2.17%

Net interest income/margin		80.5	3.23%		91.7	3.25%
Tax-equivalent adjustment		(0.5)			(0.6)

Net interest income		$80.0			$91.1

In order to ensure the comparability of yields and rates and their effect on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by ASC 320, “Investments — Debt and Equity Securities.”

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME

	Year-to-date 2009			Year-to-date 2008
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)
Earning assets:
Interest-bearing deposits in other banks	$99.1	$0.3	0.40%	$56.2	$0.9	2.08%
Federal funds sold and securities purchased under agreements to resell	19.9	0.3	2.15	35.3	0.7	2.56

Total short-term investments	119.0	0.6	0.70	91.5	1.6	2.26

Investment securities:
U.S. Treasury securities	41.6	0.3	0.92	53.6	1.5	3.68
Government agency securities	272.1	7.0	3.47	494.8	18.1	4.89
Obligations of state and political subdivisions	6.4	0.4	8.77	9.4	0.5	7.96
Preferred stock	20.5	1.4	9.08	48.4	2.7	7.44
Mortgage-backed securities	387.6	12.9	4.46	719.5	24.2	4.49
Other securities	230.8	7.9	4.57	357.2	12.7	4.74

Total investment securities	959.0	29.9	4.18	1,682.9	59.7	4.74

FHLB and FRB stock, at cost	24.2	0.3	1.50	23.2	0.7	3.98

Loans:
Commercial, financial, and agricultural	2,768.3	88.5	4.28	2,761.5	125.5	6.07
Real estate — construction	1,961.2	52.5	3.58	1,840.1	78.6	5.71
Mortgage — commercial	1,979.7	65.1	4.39	1,647.2	74.9	6.07

Total commercial loans	6,709.2	206.1	4.11	6,248.8	279.0	5.97

Mortgage — residential	523.6	22.0	5.61	561.4	24.2	5.76
Consumer loans	1,604.9	67.8	5.65	1,721.3	83.8	6.50
Loans secured with investments	492.2	9.4	2.55	530.5	17.5	4.42

Total retail loans	2,620.7	99.2	5.06	2,813.2	125.5	5.96

Total loans net of unearned income	9,329.9	305.3	4.38	9,062.0	404.5	5.96

Total earning assets at historical cost	$10,432.1	$336.1	4.31%	$10,859.6	$466.5	5.74%

Fair value adjustment on investment securities available for sale	(46.1)			(81.4)

Total earning assets	$10,386.0			$10,778.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME (CONTINUED)

	Year-to-date 2009			Year-to-date 2008
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
	(Dollar amounts in millions; rates on a tax-equivalent basis)
Funds supporting earning assets:
Savings	$904.7	$9.2	1.37%	$772.7	$13.4	2.33%
Interest-bearing demand	3,072.0	8.9	0.39	2,432.6	15.1	0.83
Certificates under $100,000	1,092.4	23.8	2.91	994.6	27.1	3.64
Local certificates $100,000 and over	186.2	3.6	2.59	311.3	8.8	3.81

Total core interest-bearing deposits	5,255.3	45.5	1.16	4,511.2	64.4	1.91
National brokered certificates	1,372.2	20.9	2.03	2,896.7	79.0	3.64

Total interest-bearing deposits	6,627.5	66.4	1.34	7,407.9	143.4	2.59

Federal funds purchased and securities sold under agreements to repurchase	1,496.0	3.0	0.27	1,719.8	33.3	2.58
U.S. Treasury demand deposits	5.0	—	—	10.6	0.2	2.33
Line of credit and other debt	1.1	—	3.53	65.9	3.4	6.86

Total short-term borrowings	1,502.1	3.0	0.27	1,796.3	36.9	2.74

Long-term debt	469.6	25.1	7.14	401.5	20.9	6.97

Total interest-bearing liabilities	8,599.2	94.5	1.47	9,605.7	201.2	2.80

Other noninterest funds	1,832.9	—	—	1,253.9	—	—

Total funds used to support earning assets	$10,432.1	$94.5	1.21%	$10,859.6	$201.2	2.48%

Net interest income/margin		241.6	3.10%		265.3	3.26%
Tax-equivalent adjustment		(1.4)			(2.2)

Net interest income		$240.2			$263.1

In order to ensure the comparability of yields and rates and their effect on net interest income, average rates are calculated using average balances based on historical cost and do not reflect the market valuation adjustment required by ASC 320, “Investments — Debt and Equity Securities.”

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2009/2008			2009/2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume [1]	Rate [2]	Total	Volume [1]	Rate [2]	Total
	(In millions)
Interest income:
Interest-bearing deposits in other banks	$—	$(0.5)	$(0.5)	$0.7	$(1.3)	$(0.6)
Federal funds sold and securities purchased under agreements to resell	(0.1)	—	(0.1)	(0.3)	(0.1)	(0.4)

Total short-term investments	(0.1)	(0.5)	(0.6)	0.4	(1.4)	(1.0)

Investment securities:
U.S. Treasury securities	(0.3)	(0.1)	(0.4)	(0.3)	(0.9)	(1.2)
Government agency securities	(3.5)	(0.7)	(4.2)	(8.1)	(3.0)	(11.1)
State and municipal securities *	—	(0.1)	(0.1)	(0.2)	0.1	(0.1)
Preferred stock *	(0.3)	0.2	(0.1)	(1.6)	0.3	(1.3)
Mortgage-backed securities	(4.7)	(0.1)	(4.8)	(11.1)	(0.2)	(11.3)
Other securities *	(1.7)	0.4	(1.3)	(4.5)	(0.3)	(4.8)

Total investment securities	(10.5)	(0.4)	(10.9)	(25.8)	(4.0)	(29.8)

FHLB and FRB stock, at cost	0.1	(0.3)	(0.2)	—	(0.4)	(0.4)

Loans:
Commercial, financial, and agricultural *	(3.3)	(9.5)	(12.8)	0.3	(37.3)	(37.0)
Real estate — construction	1.1	(8.7)	(7.6)	5.2	(31.3)	(26.1)
Commercial mortgage *	4.0	(6.8)	(2.8)	15.1	(24.9)	(9.8)

Total commercial loans	1.8	(25.0)	(23.2)	20.6	(93.5)	(72.9)

Residential mortgage	(1.8)	(0.2)	(2.0)	(1.6)	(0.6)	(2.2)
Consumer loans	(4.0)	(2.4)	(6.4)	(5.7)	(10.3)	(16.0)
Loans secured with investments	(1.3)	(1.3)	(2.6)	(1.3)	(6.8)	(8.1)

Total retail loans	(7.1)	(3.9)	(11.0)	(8.6)	(17.7)	(26.3)

Total loans net of unearned income	(5.3)	(28.9)	(34.2)	12.0	(111.2)	(99.2)

Total interest income	$(15.8)	$(30.1)	$(45.9)	$(13.4)	$(117.0)	$(130.4)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE (CONTINUED)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2009/2008			2009/2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume [1]	Rate [2]	Total	Volume [1]	Rate [2]	Total
	(In millions)
Interest expense:
Savings deposits	$0.6	$(2.3)	$(1.7)	$2.3	$(6.5)	$(4.2)
Interest-bearing demand deposits	1.3	(2.7)	(1.4)	4.0	(10.2)	(6.2)
Certificates under $100,000	0.7	(1.1)	(0.4)	2.7	(6.0)	(3.3)
Local certificates $100,000 and over	(1.0)	(0.2)	(1.2)	(3.6)	(1.6)	(5.2)

Total core interest-bearing deposits	1.6	(6.3)	(4.7)	5.4	(24.3)	(18.9)

National brokered certificates	(17.2)	(4.0)	(21.2)	(41.5)	(16.6)	(58.1)

Total interest-bearing deposits	(15.6)	(10.3)	(25.9)	(36.1)	(40.9)	(77.0)

Federal funds purchased and securities sold under agreements to repurchase	(3.1)	(5.7)	(8.8)	(4.3)	(26.0)	(30.3)
U.S. Treasury demand deposits	—	—	—	(0.1)	(0.1)	(0.2)
Line of credit and other debt	(0.1)	—	(0.1)	(3.3)	(0.1)	(3.4)

Total short-term borrowings	(3.2)	(5.7)	(8.9)	(7.7)	(26.2)	(33.9)
Long-term debt	0.1	—	0.1	3.6	0.6	4.2

Total interest expense	$(18.7)	$(16.0)	$(34.7)	$(40.2)	$(66.5)	$(106.7)

Changes in net interest income	$2.9	$(14.1)	$(11.2)	$26.8	$(50.5)	$(23.7)

*	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense.

[1]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[2]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST INCOME
Noninterest income for the third quarter and first nine months of 2009 was lower than for the corresponding periods in 2008, mainly because:
•	Other-than-temporary impairments on investment securities increased. Other-than-temporary impairments are recorded as reductions in noninterest income.
•	WAS revenue was lower, as fees tied to client asset valuations declined.
•	Revenue for the first nine months of 2008 included approximately $4.9 million of revenue from our share of the proceeds from Visa Inc.’s initial public offering.
Noninterest income continued to grow as a percentage of combined net interest and noninterest income. Factors in this shift were the historically low levels of market interest rates, the decline in investment securities balances, and increases in the provision for loan losses.

Noninterest income	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(Dollars in millions)
Noninterest income	$69.1	$87.8	$261.4	$283.7
Noninterest income as a percentage of combined net interest and noninterest income [1]	63%	55%	69%	57%

[1]	After amortization and the provision for loan losses
CCS and WAS revenue continued to account for the majority of our noninterest income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
THE CORPORATE CLIENT SERVICES BUSINESS
We report four components of Corporate Client Services (CCS) revenue. Revenue from capital markets and entity management services is based on the complexity of trust and administrative services we provide, not on asset valuations. A portion of retirement services revenue is based on the level of services we provide, but most is based on the market valuations of retirement plan assets for which we serve as trustee. Institutional investment and cash management fees are based on money market fund balances or valuations of investment-grade fixed income instruments. For more information about the components of the CCS business, read the CCS discussion in our 2008 Annual Report to Shareholders. For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.
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
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CCS in the third quarter and first nine months of 2009
Total CCS revenue was 28% higher than for the year-ago third quarter, and 35% higher on a year-to-date basis. Most of this growth was in retirement services revenue, which benefited from the retirement services acquisitions we completed in 2008.

Corporate Client Services revenue (in millions)	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Capital markets services	$15.2	$11.9	$39.5	$35.6
Entity management services	8.3	7.7	24.5	24.2
Retirement services	16.7	11.3	49.4	22.0
Institutional investment/cash management services	3.7	3.5	11.2	10.3

Total Corporate Client Services revenue	$43.9	$34.4	$124.6	$92.1
In the capital markets component, revenue was 28% higher than for the year-ago third quarter, and 11% higher on a year-to-date basis, mainly due to strong demand for default and bankruptcy administration services and for successor loan agency services. CCS is providing successor trustee or other services for most of the largest U.S. bankruptcies filed over the past 12 months, including the Lehman Brothers and General Motors bankruptcies.
The growth in capital markets revenue demonstrated:
•	The advantages of being an independent provider with no lending or investment banking conflicts of interest. In many cases, we would not have been awarded assignments without our conflict-free position.
•	How CCS has been able to respond quickly to changing market needs. While the market for services that support asset-backed securitizations and other traditional financing structures remains at a near-standstill, demand has grown for successor loan agency, bankruptcy, and other types of services.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	How staff members we have added over the past 18 months have captured business. For example, last year we hired a team of 12 seasoned capital markets experts in Minneapolis. This group has helped us garner additional successor loan agency, bankruptcy-related, and distressed debt business.
•	How CCS is benefiting from consolidation in the industry. In February, Bank of America, N.A. selected us to assume some of the corporate debt trustee services formerly performed by LaSalle Bank N.A., which Bank of America acquired in 2007. (This transfer did not affect Bank of America’s larger securitization trustee business, LaSalle Global Trust Services.) In July, we hired a team of corporate trust professionals, formerly with LaSalle, who specialize in trust administration for insurance products.
In the entity management component of CCS, 2009 third quarter revenue reflected solid demand for successor loan agency services and new securitization business in Germany, Greece, the United Kingdom, and Luxembourg. On a year-to-date basis, these services, as well as tax services and captive management services, contributed to entity management revenue, but these gains were offset by foreign currency fluctuations.
Revenue from institutional investment and cash management services increased from the third quarter and first nine months of 2008, as CCS continued to win additional mandates. Fees tied to U.S. investment-grade fixed income securities accounted for approximately 44% of institutional investment and cash management revenue for the 2009 third quarter, and for approximately 39% of the 2009 year-to-date amount. The remainder was based on money market fund balances.
At September 30, 2009, CCS assets under management were $13.03 billion. For more information about this, read the assets under management and administration discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Corporate Client Services efficiency
Compared to the third quarter and first nine months of 2008, CCS profitability improved due to the increases in capital markets and retirement services revenue. Efficiency was less favorable, mainly because 2009 expenses included:
•	Costs associated with the retirement services acquisition that was completed in the 2008 fourth quarter.
•	First quarter 2009 expenses that included costs associated with, but no revenue from, the conduit services business, which we exited at the end of the 2009 first quarter.

Corporate Client Services efficiency	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Segment operating net income (in millions)	$6.1	$4.7	$15.4	$13.7
Efficiency ratio [1]	82.88%	81.33%	85.24%	80.19%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and noninterest income (before the provision for loan losses) on a tax-equivalent basis.
For more information about CCS profitability, read Note 13, “Segment reporting,” in this report.
THE WEALTH ADVISORY SERVICES BUSINESS
We report three components of Wealth Advisory Services (WAS) revenue. Trust and investment advisory fees are based on the market valuations of client assets we manage, direct, or hold in custody, and the valuations are tied to movements in the financial markets. Fees for planning and other services are based on the level and complexity of services we provide, not on client asset valuations. Mutual fund revenue is tied primarily to money market mutual fund and cash balances. For more information about the components of the WAS business, read the WAS discussion in our 2008 Annual Report to Shareholders. For more information about the portion of our revenue that is based on financial market valuations, read the financial market risk discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
WAS in the third quarter and first nine months of 2009
WAS business development remained solid in the third quarter and first nine months of 2009, but market pressures and shifts in clients’ investment preferences caused revenue to decline.

Wealth Advisory Services revenue	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(In millions)
Trust and investment advisory revenue	$33.5	$39.3	$96.4	$118.7
Planning and other services revenue	10.0	11.2	31.2	32.5
Mutual fund revenue	2.4	6.8	15.1	19.6

Total Wealth Advisory Services revenue	$45.9	$57.3	$142.7	$170.8
Revenue from trust and investment advisory services was affected negatively by volatility in the financial markets, which:
•	Eroded the valuations of assets in client portfolios and, consequently, reduced fees that are based on asset valuations.
•	Led to an increase in demand for fixed income and cash management investments. This dampened revenue because, in general, our fees for these services are lower than our fees for equity investment management services. Although equity markets improved during the 2009 third quarter, most WAS clients elected to remain invested in instruments with less volatility.
Mutual fund revenue was affected negatively by the low level of market interest rates. Due to the low yields on these funds, we have waived our management fees. These waivers reduced WAS revenue by approximately $4.0 million for the 2009 third quarter, and by approximately $6.3 million for the first nine months of 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Changes in revenue from planning and other services reflected the fluctuations in demand that are inherent in this business. Fees for these services can vary widely in amount, and portions may be nonrecurring. It is not unusual for these fees to increase or decrease from one reporting period to another.
Wealth Advisory Services efficiency
WAS efficiency and profitability were lower for the third quarter and first nine months of 2009 than for the corresponding periods in 2008, mainly because:
•	Market pressures on asset valuations and the mutual fund fee waivers reduced revenue.
•	The amount of the provision for loan losses attributed to WAS was higher.

Wealth Advisory Services efficiency	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Segment operating net income (in millions)	$1.6	$4.2	$6.9	$13.6
Efficiency ratio [1]	89.35%	85.91%	87.15%	85.71%

[1]	The efficiency ratio expresses total noninterest expense as a percentage of net interest and noninterest income (before the provision for loan losses) on a tax-equivalent basis.
For more information about WAS profitability, read Note 13, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ASSETS UNDER MANAGEMENT AND ADMINISTRATION
We report two types of client assets. Assets under management (AUM) are assets for which we make investment decisions on behalf of clients. Most of our AUM are associated with WAS clients. Assets under administration (AUA) are assets we hold in custody or for which we serve as fiduciary on behalf of clients. Most of our AUA are associated with CCS retirement services clients.
Because we provide a variety of services in addition to asset management and custody, and because most of the assets we manage or administer are held in trusts, changes in amounts of AUM or AUA do not necessarily indicate that we have gained or lost business. Consequently, we believe that changes in revenue, rather than changes in AUM or AUA, are the better indicators of trends in the WAS and CCS businesses. For more information about this, read the AUM and AUA discussion in our 2008 Annual Report to Shareholders.

Client assets at Wilmington Trust [1]	At 9/30/09	At 12/31/08	At 9/30/08
	(In billions)
WAS assets under management	$26.7	$26.8	$30.2
CCS assets under management	13.0	9.7	6.9

Total Wilmington Trust assets under management	$39.7	$36.5	$37.1
Assets under administration	101.1	91.1	102.8

Combined AUM and AUA at Wilmington Trust	$140.8	$127.6	$139.9

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Changes in client assets at Wilmington Trust between September 30, 2009, and prior periods reflected:
•	Lower amounts of WAS AUM, mainly because financial market volatility reduced the valuations of assets in WAS client portfolios.
•	Higher amounts of CCS AUM, mainly as a result of the retirement services acquisitions, as well as increased efforts to market asset management services to CCS clients.
•	Routine distributions from WAS client accounts.
•	Routine fluctuations in CCS client accounts. Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
Changes in the investment mix of AUM at Wilmington Trust reflected shifts in asset allocation strategies due to volatility in the equity markets and higher client demand for fixed income investments.

Investment mix of Wilmington Trust AUM [1]	At 9/30/09	At 12/31/08	At 9/30/08
Equities	37%	38%	41%
Fixed income	34%	33%	26%
Cash and cash equivalents	18%	18%	19%
Other assets	11%	11%	14%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York.
•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis, Minnesota, and Santa Monica, California.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Affiliate money manager revenue	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(In millions)
Total revenue from affiliate money managers (net of expenses)	$4.7	$4.2	$11.3	$12.9
The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. We do not consolidate CRM or RCM in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. For more information about CRM and RCM, read the rest of this affiliate money managers discussion in this report, Note 13, “Segment reporting,” in this report, and Note 4, “Affiliates and acquisitions,” in our 2008 Annual Report to Shareholders.

Revenue from Cramer Rosenthal McGlynn	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(In millions)
Revenue (net of expenses)	$5.3	$3.8	$13.3	$13.3

Changes in ownership position and CRM AUM	At 9/30/09	At 12/31/08	At 9/30/08
	(Dollars in billions)
CRM assets under management	$11.0	$7.8	$10.1
Wilmington Trust’s ownership position	79.75%	80.99%	80.99%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue from CRM for the 2009 third quarter was higher than for the year-ago third quarter because:
•	New business inflows increased AUM and the corresponding fees.
•	Equity market improvements during the 2009 third quarter increased client asset valuations and the corresponding fees.
On a year-to-date basis, revenue from CRM was unchanged because:
•	Volatility in the equity markets during the first half of 2009 reduced client asset valuations and the corresponding fees.
•	Market conditions reduced the performance fees CRM earned from its real estate hedge fund investments.

Revenue from Roxbury Capital Management	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(In millions)
Revenue (net of expenses)	$(0.6)	$0.4	$(2.0)	$(0.4)

Changes in ownership position and RCM AUM	At 9/30/09	At 12/31/08	At 9/30/08
	(Dollars in billions)
RCM assets under management	$1.5	$1.3	$1.9
Wilmington Trust’s ownership position:
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%
Ownership of Class B interests	67%	67%	50%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
At RCM, improvement in the equity markets during the 2009 third quarter, as well as inflows into the firm’s newer products, helped offset asset outflows and caused AUM to increase slightly. RCM continued its efforts to reduce expenses and improve profitability.
NONINTEREST EXPENSE
We have kept a tight rein on expenses throughout 2009. Expenses for the 2009 third quarter were only 3% higher than for the year-ago third quarter. Two items accounted for most of this increase:
•	Higher retirement services subadvisor expense. The year-over-year comparison of this expense line is skewed because the year-ago third quarter did not reflect expenses associated with the retirement services acquisition we completed in the 2008 fourth quarter. We discuss the increase in revenue associated with this acquisition in the CCS business discussion.
•	Higher Federal Deposit Insurance Corporation (FDIC) premium expense. In 2009, the FDIC instituted an industry-wide premium increase and changed its methodology for calculating premiums. These two actions added approximately $2.7 million to our 2009 third quarter insurance expense.
On a year-to-date basis, expenses were 11% lower than for 2008, because 2008 year-to-date expenses included a goodwill impairment charge of $66.9 million on the value of our investment in RCM. For more information about this charge, read the RCM discussion, Note 4, “Affiliates and acquisitions,” and Note 10, “Goodwill and other intangible assets,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Noninterest expense (in millions)	2009 Q3	2008 Q3	2009 YTD	2008 YTD
Reported noninterest expense	$127.0	$123.9	$382.0	$427.9
Goodwill impairment	—	—	—	66.9

Operating noninterest expense	$127.0	$123.9	$382.0	$361.0
Operating results are non-GAAP measures that we use throughout this report because we consider them important measures of our results and key indicators of our ongoing performance. We believe these measures:
•	Provide a more relevant and comparative basis on which to measure ongoing business activities and evaluate the company’s performance.
•	Help investors and analysts develop more meaningful and accurate analyses of trends in the company’s core business operations.
Some limitations are inherent in presenting operating results. While we believe these disclosures help investors understand the dynamics of our company, these non-GAAP disclosures may not offer relevant comparisons to the operating results of other companies. Other companies might use different measures and/or calculate them differently.
We compensate for these limitations by providing a reconciliation between GAAP reported results and non-GAAP operating results. The presentation of non-GAAP financial measures should be viewed as supplemental information and not as a substitute for financial results determined in accordance with GAAP.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On an operating basis (excluding the RCM impairment), year-to-date expenses were 6% higher than for 2008. Factors in the increase included:
•	A special assessment levied industry-wide by the FDIC, which added $5.3 million of expenses in the 2009 second quarter.
•	The previously mentioned FDIC premium increase and changes in methodology for calculating FDIC premiums. These actions added approximately $7.4 million to our 2009 year-to-date expenses. We anticipate additional increases in our FDIC insurance expense, due to the FDIC’s methodology change and growth in deposit balances.
•	The retirement services acquisitions we completed in April and October of 2008, which added approximately 190 staff members and increased subadvisor and servicing and consulting expenses.
•	Higher legal expenses, due to ongoing litigation as well as commercial loan recovery and foreclosure activities.
•	An expense of $2.8 million to rectify account transfer and processing errors and ensure that the associated clients were not affected negatively.
Other factors in expenses for the first nine months of 2009 included:
•	The closure of our collateralized debt obligation and conduit services business at the end of the 2009 first quarter.
•	Lower incentives and bonus expense, as amounts accrued were adjusted to reflect actual payments.
•	Lower WAS subadvisor expense, as financial market volatility reduced trading volumes and our use of third-party advisors.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Staffing-related costs continued to account for the majority of our noninterest expense. We had 2,902 full-time-equivalent staff members at September 30, 2009. This was 23 fewer than at September 30, 2008. Most of this decline was associated with the closure of the conduit services business and attrition.

Staffing-related expense	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(Dollars in millions)
Total staffing-related expenses	$73.0	$75.2	$214.4	$223.6
Staffing-related expense as a percentage of total operating noninterest expense	57%	61%	56%	62%
INCOME TAXES
Our effective tax rate for the 2009 third quarter was 64.67%, compared with 34.94% for the 2008 third quarter. For more information about our income taxes, read Note 12, “Income taxes,” in this report.
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
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our capital position remained strong during the first nine months of 2009. At September 30, 2009, all of our regulatory capital ratios were higher than at the ends of every quarterly reporting period in 2008, and all continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. The Federal Reserve Board’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance-sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital,” in our 2008 Annual Report to Shareholders.
Our capital at September 30, 2009, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the CPP in December 2008. As long as this preferred stock is outstanding, we will pay a 5% dividend on it annually until 2013, and 9% annually thereafter. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings.
For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we will accrete over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. For the 2009 third quarter, the accretion of the discount was $0.4 million. For the first nine months of 2009, the accretion of the discount was $1.3 million. For more information about this, read Note 4, “Earnings per share,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Nine months ended	Year ended
Capital strength	9/30/09	12/31/08
	(Dollars in millions)
Common stockholders’ equity (period end)	$991.6	$1,012.4
Common stockholders’ equity (on average)	$1,009.4	$1,085.2
Return/(loss) on average common stockholders’ equity (annualized)	0.90%	(2.17)%
Return/(loss) on average assets (annualized)	0.08%	(0.20)%
Capital generation rate (annualized)	(2.89)%	(10.36)%
The declines from prior periods in common stockholders’ equity, the return on common stockholders’ equity, and the return on average assets reflected the economic pressures we have experienced year-to-date in 2009. These pressures include the investment securities impairments, increases in the provision for loan losses, and the record-low level of market interest rates, all of which have reduced our ability to generate capital through retained earnings.
On January 29, 2009, our Board of Directors reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share. On July 22, 2009, the Board reduced the quarterly cash dividend to $0.01 per common share.
The following table, which shows how these reductions affected our quarterly payout, illustrates how these actions should help us increase capital at a faster pace and hasten our exit from the CPP.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Quarterly cash dividend	Capital payout [1]
$0.345 per common share	Approximately $24 million per quarter
$0.1725 per common share	Approximately $12 million per quarter
$0.01 per common share	Approximately $700,000 per quarter

[1]	Based on common shares outstanding at September 30, 2009.
Capital ratios
All of our regulatory capital ratios were higher at September 30, 2009, than at year-end 2008, and they continued to exceed the amounts required by the Federal Reserve Board to be considered a well-capitalized institution. This was true both including and excluding the CPP funds.
Our capital ratios improved from year-end 2008 mainly because:
•	We reduced the amount of capital paid out for the quarterly cash dividend.
•	Commercial and consumer loan balances declined.
•	We sold $129.0 million of seasoned residential mortgage loans at the end of the 2009 second quarter.
•	We decreased our investment securities portfolio balances.
•	Net income added capital.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

				Minimum to be	Minimum to
	At	At	At	adequately	be
Regulatory capital ratios	9/30/09	12/31/08	9/30/08	capitalized	well capitalized
Total risk-based capital	14.40%	13.97%	11.24%	8%	10%
Tier 1 risk-based capital	9.95%	9.24%	6.77%	4%	6%
Tier 1 leverage capital	10.21%	8.77%	6.52%	4%	5%

		At
		9/30/09		Minimum to be	Minimum to
	At	without	At	adequately	be
Regulatory capital ratios with and without CPP funds	9/30/09	CPP	12/31/08	capitalized	well capitalized
Total risk-based capital	14.40%	11.38%	13.97%	8%	10%
Tier 1 risk-based capital	9.95%	6.94%	9.24%	4%	6%
Tier 1 leverage capital	10.21%	7.34%	8.77%	4%	5%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	At 9/30/09		At 12/31/08
		Minimum		Minimum
		to be		to be
		well		well
Amounts of regulatory capital	WL capital	capitalized	WL capital	capitalized
	(In thousands)
Total risk-based capital	$1,577.4	$1,095.7	$1,600.3	$1,145.5
Tier 1 risk-based capital	$1,090.4	$657.4	$1,058.3	$687.3
Tier 1 leverage capital	$1,090.4	$534.1	$1,058.3	$603.2
One of the tools we use to measure the adequacy of our capital is the tangible common equity-to-assets (TCE) ratio. At September 30, 2009, our TCE ratio was 5.60%, an improvement from year-end 2008, when it was 5.12%. (Our TCE ratio does not include preferred stock or the noncontrolling interest.)
The TCE ratio is a non-GAAP disclosure. We believe it is a useful tool because it reflects the level of capital we have available to withstand unexpected market conditions. In addition, it is a measure that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
Because the TCE ratio is a non-GAAP disclosure, some limitations are inherent in its use. It may not offer a relevant comparison to other companies. In addition, other companies might calculate their TCE ratios differently. We calculate our TCE ratio by using a numerator of stockholders’ equity (excluding preferred stock and the noncontrolling interest) minus the sum of goodwill and other intangibles. The denominator we use is total assets minus the sum of goodwill and other intangibles.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Changes to capital
During the first nine months of 2009, we added $30.0 million to capital, which consisted of:
•	$6.8 million of net income.
•	$7.9 million for unrealized securities gains, net of taxes.
•	$5.8 million in adjustments related to compensation and retirement plans.
•	$1.3 million in foreign currency translation adjustments, net of taxes.
•	$1.0 million for the cancellation of restricted stock.
•	A net effect of $7.2 million related to the other-than-temporary impairment of TruPS, net of taxes.
Offsetting these additions was a $49.5 million reduction in capital, which consisted of:
•	$35.7 million of dividends paid.
•	A $6.0 million reclassification of discontinued cash flow hedges, net of taxes, from accumulated other comprehensive income into earnings.
•	A $5.8 million reclassification adjustment for securities gains included in net income, net of taxes.
•	$0.8 million for the acquisition of treasury stock.
•	An $0.8 million adjustment of deferred tax assets related to stock-based compensation.
•	$0.4 million of unrealized gains on equity method investments, net of taxes.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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
We did not repurchase any of our shares under this program during the first nine months of 2009, and we do not expect to repurchase any of our shares under this program during the remainder of 2009.

Current repurchase plan activity	At 9/30/09	At 12/31/08	At 9/30/08
Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204
Amounts in the table above do not match the amounts reported under Part II, Item 2, in this report, because those amounts include shares we receive when recipients of stock-based compensation exercise their options. We consider those types of share acquisitions to be outside the parameters of our authorized share repurchase plan, because those shares are not trading on the open market when we acquire them.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is strong because:
•	Our capital ratios demonstrate that we are well capitalized.
•	We have access to diverse sources of funding, which mitigates our liquidity risk and gives us the ability to adjust the mix and amount of funding as we deem appropriate.
•	Our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
To manage the risk of having insufficient liquidity, we:
•	Monitor our existing and projected liquidity requirements continually.
•	Follow policies established by our Asset/Liability Committee and approved by our Board of Directors.
•	Calculate a wholesale funding ratio monthly using three-, six-, and 12-month time horizons.
•	Categorize our liquidity risk into three levels that consider various internal and external scenarios.
•	Monitor cash flows.
•	Maintain a contingency funding plan.
Factors or conditions that could affect our liquidity position include changes in:
•	The types of assets and liabilities on our balance sheet.
•	Our investment, loan, and deposit balances.
•	Our credit ratings.
•	Our reputation.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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
For more information on our liquidity and funds management practices, and liquidity risk scenarios, read the discussion of liquidity and funding in our 2008 Annual Report to Shareholders.
Liquidity in the first nine months of 2009
At September 30, 2009, we were operating within Level I parameters of liquidity risk, the same as at year-end 2008, and our sources of liquidity remained diversified.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sources of liquidity	At 9/30/09	At 12/31/08
	(In millions)
Core deposit balances	$6,506.3	$5,983.5
National brokered CDs	922.7	2,432.9
Short-term borrowings	1,266.1	1,617.2
Long-term debt	470.4	468.8
Wilmington Trust stockholders’ equity	1,314.4	1,333.9
Investment securities	608.7	1,373.3
Unused borrowing capacity from lines of credit with U.S. financial institutions	—	80.0
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB) [1]	479.4	665.3
Unused borrowing capacity secured with collateral from the Federal Reserve	2,367.5	4,498.4

Total	$13,935.5	$18,453.3

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown are based on financial information as of June 30, 2009, and September 30, 2008, respectively. We expect our actual unused FHLB borrowing capacity at September 30, 2009, to be less than the amount shown, because our asset levels at September 30, 2009, were lower than at June 30, 2009.
For more information about our long-term debt, read Note 11, “Borrowings,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Credit ratings
Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s have downgraded the credit ratings of Wilmington Trust Corporation and Wilmington Trust Company during the first nine months of 2009. We do not expect these downgrades to have any significant effect on our operations, financial condition, or business prospects.

Moody’s
	Fitch Ratings	Investors Service	Standard & Poor’s
Wilmington Trust Corporation	(As of 7/24/09)	(As of 4/24/09)	(As of 6/17/09)
Outlook	Negative	Negative	Negative
Issuer rating (long-term/short-term)	A-/F1	Baa3 / *	BBB / A-2
Subordinated debt	BBB+	Ba1	BBB-

*	No rating in this category.

Moody’s
	Fitch Ratings	Investors Service	Standard & Poor’s
Wilmington Trust Company	(As of 7/24/09)	(As of 4/24/09)	(As of 6/17/09)
Outlook	Negative	Negative	Negative
Bank financial strength	B/C	C-	*
Issuer rating (long-term/short-term)	A-/F1	Baa2	BBB+/A-2
Bank deposits (long-term/short-term)	A/F1	Baa2/P-2	BBB+/A-2

*	No rating in this category.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Funding
Our funding strategy is to use a blend of core and non-core funding:
•	Core deposits, which are deposits made by clients.
•	National brokered CDs, which we gather through various broker networks, and which typically consist of aggregated deposits from individuals, mutual funds, or financial institutions.
•	Short-term borrowings.
The mix between national brokered CDs and short-term borrowings can change over time and is dependent on our maturity and pricing needs.
Our use of non-core funding:
•	Supports our Regional Banking business model. We gather core deposits primarily in Delaware, where our consumer banking activities are focused, but we make commercial loans throughout the mid-Atlantic region, a much larger geographic area.
•	Helps us manage interest rate risk, since we can match the repricing characteristics of our floating rate loans more easily with non-core funding than with core deposits.
In the first nine months of 2009, our mix of funding shifted significantly, as an influx of core deposits reduced our need for non-core funding. In addition, declines in loan and investment securities portfolio balances reduced our overall need for funds to support earning assets.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selected asset and liability balance changes	At 9/30/09	At 12/31/08	$ change	% change
	(Dollars in millions)
Core deposit balances	$6,506.3	$5,983.5	$522.8	9%

National brokered CDs	$922.7	$2,432.9	$(1,510.2)	(62)%
Short-term borrowings	1,266.1	1,617.2	(351.1)	(22)%

Total non-core funding	$2,188.8	$4,050.1	$(1,861.3)	(46)%
At September 30, 2009, most of the underlying deposits in our national brokered CDs were from individual depositors.

Funding for the nine months ended September 30 (on average)	2009	2008
Percentage from core deposits	69%	53%
Percentage from non-core funding:
Percentage from national brokered CDs	15%	28%
Percentage from short-term borrowings	16%	19%
Total percentage from non-core funding	31%	47%
Loan-to-deposit ratio	110%	112%
For more information about our funding strategy, read the funding and liquidity risk discussion in our 2008 Annual Report To Shareholders. For more information about how we manage interest rate risk, read the “Quantitative Disclosures about Market Risk” section of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ASSET QUALITY, LOAN LOSS RESERVE, AND LOAN LOSS PROVISION
At September 30, 2009:
•	Loans accounted for 83% of our assets, and most of our asset quality remained tied to loan, or credit, quality.
•	Investment securities accounted for 6% of our assets. For more information about the quality of these assets, read the investment portfolio discussion and Note 10, “Investment securities,” in this report.
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
Compared to many other banks, our nonperforming asset levels tend to be higher, but our net charge-offs tend to be lower. This reflects our focus on client relationships and our desire to work with borrowers to resolve repayment problems, instead of automatically charging off unpaid amounts.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For more information about credit and other risks inherent in our business, read the risk discussion in our 2008 Annual Report to Shareholders and Item 1A in our Form 10-K for 2008.
How we mitigate credit risk
To mitigate credit risk, we:
•	Employ rigorous loan underwriting standards and apply them consistently.
•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans or acquiring other banks.
•	Make the majority of our loans within Regional Banking’s mid-Atlantic geographic footprint, in markets we know well.
•	Focus on building long-term relationships with clients, instead of merely increasing transaction volumes.
•	Typically obtain collateral and personal guarantees from commercial borrowers.
•	Monitor the loan portfolio to identify potential problems.
•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.
•	Perform an internal risk rating analysis that classifies all loans outstanding into one of four categories of risk: pass, watchlist, substandard, or doubtful/loss. We apply these classifications consistently and we analyze migrations within the classifications quarterly.
In addition, we divide credit risk-related responsibilities among different groups of staff members. These groups include lending, credit, loan recovery, and appraisal staff members. We also have a separate credit review group that reports directly to our Board of Directors. We believe this approach gives us a system of checks and balances that enhances our ability to evaluate credit risk.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For more information about the steps we take to mitigate credit risk, read the risk discussion in our 2008 Annual Report to Shareholders and Item 1A in our Form 10-K for 2008.
How we identify potential problem loans
To identify potential problem loans, we:
•	Review payment performance on an ongoing basis.
•	Analyze account overdrafts.
•	Monitor compliance with established loan covenants or collateral formulas.
•	Perform targeted reviews and analyses of loans by type, size, and borrower.
We identify problem consumer and residential mortgage loans primarily by reviewing payment performance. We do not assign risk ratings to loans in these portfolios.
For commercial loans and loans secured with investments, the process is more complex, and it involves a high degree of management review and judgment.
Every commercial loan (and loan secured with investments) receives an initial risk rating that is assigned by the client relationship manager. It is the client relationship manager’s responsibility to identify deterioration in the quality of a loan, as soon as such conditions are known or suspected, by changing the loan’s assigned risk rating. Our independent credit review group examines these risk ratings to ensure that they accurately reflect the risk profile of the portfolio.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For each significant potential problem loan in the commercial and secured with investments portfolios, the client relationship manager prepares a written summary that contains information about the borrower’s financial performance, payment history, and collateral position, as well as an action plan for managing the credit. These summaries are reviewed and discussed by lending staff in each of our Regional Banking markets at loan quality meetings that are held quarterly. Regional Banking managers may elect to have loan recovery staff members consult on these credits or assume responsibility for managing them.
Generally, if we downgrade a loan to a rating of substandard or lower, we transfer the client relationship to our loan recovery unit. Exceptions to this policy must be approved by the manager of the division in which the loan resides.
Once we transfer a loan to loan recovery, we perform a thorough review of its documentation to ensure that none of our intended rights or remedies has been compromised. Typically, in-house staff members perform these reviews. For very large and/or complicated workout transactions, we may engage outside counsel. Loan recovery staff also consult with client relationship managers on problem credits, even if those credits have not been transferred officially to the loan recovery unit.
Significant relationships with substandard or lower ratings, or other credits that demonstrate rapid and/or severe deterioration and a high probability of income and/or principal loss, are reviewed at quarterly credit strategies meetings. Typically, our chairman and chief executive officer, our president, chief financial officer, chief credit officer, and other members of senior management attend these meetings. Among the issues analyzed and reviewed at these meetings are collection strategies and levels of available collateral support. We use our loan documentation files to determine the nature of a loan’s underlying collateral.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
How we manage problem loans
When a loan becomes 60 or more days past due, it is included in monthly analyses performed by credit review staff. When a loan becomes 90 or more days past due, or if it has been identified as a potential problem loan, we may take one or more of the following steps:
•	Confirm the loan’s assigned risk rating.
•	Review our collateral position and valuations.
•	Allocate an appropriate amount to the reserve for loan losses.
•	Transfer all or part of the loan relationship to nonaccruing status.
•	Renegotiate all or part of the loan’s terms.
•	Foreclose on real property or accept a deed to real property in lieu of foreclosure, and record the property’s value as other real estate owned (OREO).
•	Charge off all or part of the loan.
When we transfer a loan to nonaccruing status, we allocate a specific, associated amount to the reserve for loan losses, in accordance with ASC 310, “Receivables,” which incorporates “Accounting by Creditors for Impairment of a Loan.” We base most of these allocations on the underlying value of the collateral supporting the loan. We also may consider the net present value of the loan’s future cash flows and/or the observed market price of the loan.
We update our reserve allocations quarterly. If necessary, we adjust the reserve by increasing or decreasing the provision for loan losses. For more information on how we establish the reserve, read the separate discussion in this section of this report.
Loan recovery and credit review staff analyze all problem credits on a quarterly basis to determine collection potential and identify collateral deficiencies. If a collateral shortfall exists, we typically revise the loan’s structure by requiring additional principal payments, additional collateral, or additional support in the form of other guaranties, to the extent that the loan’s documentation permits such remedies. If there is a collateral shortfall on an impaired loan, we set aside an amount in the reserve for loan losses in accordance with ASC 310.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loan recovery and credit review staff use the quarterly analyses of collection potential and collateral deficiencies as a basis for recommending whether a loan should be charged off partially or fully for that quarter. We record charge-offs when both of the following conditions are present:
•	It is probable that we will not be able to collect all of the loan’s principal.
•	We can measure the amount of loss reliably.
If both of these conditions are not met, we maintain the estimated loss exposure as a specific allocation in the reserve for loan losses.
When we transfer a property to OREO through foreclosure or deed-in-lieu of foreclosure, we analyze the property’s value to determine if a charge-off is necessary to bring the loan to the net realizable value of the property at the time we take possession.
How we determine collateral valuations for problem credits secured with real estate
Our lenders obtain updated valuations, regardless of loan size, any time they believe there has been an obvious and material deterioration in market conditions, project performance, or physical aspects of the property itself that could jeopardize our collateral position. We assess the need for revaluation when the amount of the loan is $500,000 or more and one or more of the following conditions exists:
•	The client relationship manager recommends we renew or extend the loan.
•	The loan is downgraded to a risk rating of substandard or lower.
•	The loan has had a watchlist rating for 18 months.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Appraisal staff members, who work independently from the loan production function and who have a different management reporting structure, assess the property’s existing valuation to determine if we need an updated appraisal. If the existing valuation is older than five years, we require an updated appraisal. If the valuation is less than five years old, appraisal staff assess whether or not the assumptions contained in the valuation are still valid. If the assumptions are no longer valid, we require new valuations.
Appraisal staff use the same standards to determine the sufficiency of a current valuation when the risk rating on a loan secured with real estate is downgraded to substandard. We review the valuations of substandard loans secured with real estate annually. If we determine that the current appraisal no longer represents the minimum value for a property, we obtain a new appraisal or evaluation annually to substantiate the property’s value.
Loans secured with real estate that have watchlist ratings undergo a revaluation process every 18 months.
Appraisal staff determine whether revaluations should be performed by staff or third-party appraisers, unless the property secures a loan which has been determined to be impaired under ASC 310, which requires that revaluations be performed by third-party appraisers.
How we determine the reserve for loan losses
We establish a reserve for loan losses in accordance with GAAP by charging a provision for loan losses against income. On a quarterly basis, we:
•	Charge loans deemed uncollectible against the reserve.
•	Credit recoveries, if any, to the reserve.
•	Reassess the level of the reserve.
•	Have the reserve evaluated by staff members who do not have lending responsibilities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The reserve reflects our best estimate of known and inherent loan losses, based on subjective judgments about the likelihood that loans will be repaid. The process we use to calculate the reserve has provided an appropriate reserve over an extended period of time, and we believe that our methodology is sound.
To determine the amount of the reserve, we:
•	Group losses and outstanding loans with similar characteristics into categories, or pools.
•	Group loans within most pools according to their prior quarter risk ratings.
•	Make subjective judgments about a variety of quantitative and qualitative factors that may affect the potential for future losses in each pool.
•	Assign mathematical values to these factors.
In categorizing loans into pools, we consider project type, whether we have made the loan directly or indirectly, and other factors. For example:
•	Among commercial, financial, and agricultural (C&I) loans, we have a separate pool for automobile dealer floorplan (inventory) loans.
•	Within the commercial construction portfolio, we have separate pools for land development, residential construction, and other types of projects.
•	Within the commercial mortgage portfolio, we have separate pools for owner-occupied properties and non-owner-occupied properties.
•	We have separate pools for loans secured with investments, residential mortgage loans, home equity loans, and other types of consumer loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The quantitative and qualitative considerations we analyze for each pool include:
•	Historical net loss experience.
•	General economic trends and conditions in the United States and mid-Atlantic region.
•	Micro- and macro-economic trends and conditions in specific industry sectors.
•	Changes in the pace of loan growth and the size of the portfolio.
•	Loan concentration trends.
•	Migrations within the internal risk rating classification system.
•	Delinquent and nonperforming loan amounts and trends.
•	Trends in loan valuations and collateral composition.
•	Quality of portfolio risk management, including policy trends and adherence, experience, stability and depth of lending staff and management, and adequacy of loan review coverage.
•	Other factors.
The qualitative adjustments we make reflect our best estimate of how the current loss rate for each pool might differ from our historical loss experience.
We perform two types of calculations: one for loans that are considered impaired under ASC 310, and one for loans that are not considered impaired. The calculation for loans that are not considered impaired is governed by ASC 450, “Contingencies.” For loans that are not impaired, we use statistical analyses of historical loss experience in each pool. We then adjust these factors using the mathematical factors we assign to the qualitative factors we consider. For each pool, we:
•	Use historical experience over the prior eight quarters to derive an average historical loss rate.
•	Apply a double-weighting to the four most recent quarters.
For loans that we have determined to be impaired, we establish reserves that reflect the present value of anticipated cash flows discounted at the loan’s effective interest rate at the date the loan is determined to be impaired or, for collateral-dependent loans, the fair value of the collateral. For collateral-dependent loans, we obtain appraisals for all significant properties.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The main factors we use to calculate the reserve for residential mortgage and consumer loans are delinquency rates, loss rates, and the qualitative adjustment factors mentioned above. Loss recognition for these loan types is based in large part on regulatory guidelines.
Various regulatory agencies periodically review the loan loss reserves of our primary banking subsidiaries, Wilmington Trust Company and Wilmington Trust FSB. These agencies base their judgments on information that is available to them when they conduct their examinations, and they may require us to adjust the reserve.
In accordance with current accounting policies, we also maintain a separate reserve account that is reported on our balance sheet under other liabilities. These reserves are for unfunded loan commitments, mainly letters of credit.
Determining the reserve is an inherently subjective process. Estimates we make, including estimates of the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions used to determine the reserve, future adjustments to the reserve may be necessary. This could have a material adverse effect on our financial performance and condition.
For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” in our 2008 Annual Report to Shareholders.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Credit quality in the third quarter and first nine months of 2009
Economic conditions continued to pressure borrowers in the third quarter and first nine months of 2009. These conditions led to levels of net charge-offs, nonperforming assets, and loans past due 90 days or more that were higher than at September 30, and December 31, 2008. In addition, the percentage of loans with pass ratings in the internal risk rating analysis continued to decline.
One commercial lending relationship accounted for the majority of the increase in net charge-offs, and for much of the increase in nonaccruing commercial construction loans. This relationship is with a mid-Atlantic-based developer of retirement communities.
The ratios in the table below illustrate how credit quality has changed over the past 12 months.

Selected credit quality ratios	At 9/30/09	At 12/31/08	At 9/30/08
Loan loss reserve ratio	2.24%	1.63%	1.27%
Nonperforming assets ratio (includes OREO)	4.39%	2.19%	1.19%
Past-due 90 days ratio	0.43%	0.36%	0.30%
Quarterly net charge-off ratio (not annualized)	0.24%	0.27%	0.11%
Year-to-date net charge-off ratio (not annualized)	0.85%	0.57%	0.30%
The loan loss reserve ratio differs from the nonperforming asset ratio because an asset’s nonperformance does not automatically generate a partial or total loss.
The difference between these two ratios illustrates one aspect of our relationship-based business model. Compared to many other banks, our loans may remain on nonaccruing status for longer periods. This is because we prefer to work with borrowers to resolve repayment problems, instead of automatically charging off unpaid amounts. Consequently, our nonperforming asset levels are typically higher, but our net charge-offs are typically lower than those of many other banks.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net charge-offs
Three commercial construction relationships accounted for most of the increase in net charge-offs: the retirement community developer mentioned above, and two other relationships with residential developers who have projects in Delaware and Maryland.

Net charge-offs	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(Dollars in millions)
Commercial, financial, and agricultural	$7.9	$4.7	$23.7	$8.0
Commercial real estate — construction	6.3	—	27.1	5.5
Commercial mortgage	0.7	1.0	2.7	0.3
Residential mortgage	0.5	—	0.5	—
Consumer and other retail	6.4	4.8	25.2	13.2

Total net loans charged off	$21.8	$10.5	$79.2	$27.0
Net charge-off ratio (not annualized)	0.24%	0.11%	0.85%	0.30%
Although higher than the year-ago levels, net charge-offs of consumer and other retail loans have declined steadily since the end of 2008. Most of these decreases have been in the indirect auto portfolio. In 2007, we adjusted our indirect auto loan underwriting standards and product pricing. As the balances of older-vintage loans decrease, the overall quality of the indirect auto portfolio has improved.
For more detail on gross charge-offs and recoveries, see the loan loss reserve discussion in this report at the end of this section.
Nonperforming assets
Five commercial loan relationships accounted for most of the 2009 year-to-date increase in nonperforming loans.
•	The previously mentioned retirement community developer.
•	A Delaware developer of income-producing retail properties.
•	Two automobile dealers.
•	A client who operates a chain of restaurants in the mid-Atlantic region.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nonperforming assets	At 9/30/09	At 12/31/08	At 9/30/08
	(Dollars in millions)
Nonaccruing loans:
Commercial, financial, and agricultural	$88.6	$41.2	$28.4
Commercial real estate — construction	190.7	112.7	41.0
Commercial mortgage	50.8	21.7	8.6
Consumer and other retail	35.8	20.7	22.1

Total nonaccruing loans	365.9	196.3	100.1
Renegotiated loans	3.8	0.1	0.1

Total nonaccruing loans and renegotiated loans	369.7	196.4	100.2
Other real estate owned (OREO)	27.8	14.5	14.5

Total nonperforming assets	$397.5	$210.9	$114.7
Nonperforming asset ratio (includes OREO)	4.39%	2.19%	1.19%
As noted earlier, our nonaccruing loan balances reflect our desire to work with clients to resolve repayment problems, instead of charging off problem loans quickly. Consequently, on a comparative basis, our nonaccruing loan balances may be higher than those of other banks, but we believe this course of action minimizes net charge-offs.
Other real estate owned (OREO)
Two properties accounted for most of the increase in OREO during the first nine months of 2009:
•	A single-family residential development in central Delaware that we took possession of in the 2009 first quarter.
•	A single- and multi-family residential project in southern Delaware that we took possession of in the 2009 second quarter. Most of the site work on this project is complete.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We charged off portions of the loans on both of these projects when we took possession of these properties. We are working with other developers to prepare these properties for sale.
The other major components of OREO at September 30, 2009, were an income-producing hotel and retail property in Ocean City, Maryland, and a luxury home development in Montgomery County, Pennsylvania. Our foreclosures on both of these properties occurred in the second quarter of 2008.
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
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans past due 90 days or more
Commercial mortgage loans accounted for most of the year-to-date increase in loans past due 90 days or more. Five loans accounted for the majority of this increase, most of which occurred in the 2009 third quarter. These loans included residential, warehouse, office, agricultural, and retail projects.

Loans past due 90 days or more	At 9/30/09	At 12/31/08	At 9/30/08
	(Dollars in millions)
Commercial, financial, and agricultural	$4.2	$8.4	$6.5
Commercial real estate — construction	4.0	4.8	5.2
Commercial mortgage	9.2	1.6	2.1
Consumer and other retail	21.3	19.5	14.9

Total loans past due 90 days or more	$38.7	$34.3	$28.7
Past-due loan ratio	0.43%	0.36%	0.30%
Serious-doubt loans
Serious-doubt loans are loans that were performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have a high probability of becoming nonperforming loans in the future. Most of our serious-doubt loans are commercial construction loans and commercial, financial, and agricultural loans.
At September 30, 2009, the amount of serious-doubt loans was 38% lower than at year-end 2008. Two commercial credits accounted for almost all of this decrease:
•	An automobile dealer loan that was transferred to nonaccruing status in the 2009 first quarter.
•	An agricultural loan for which the outlook improved during the 2009 first quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Additions to serious-doubt loans were primarily commercial construction loans.

Serious-doubt loans (dollars in millions)	At 9/30/09	At 6/30/09	At 3/31/09	At 12/31/08
Commercial, financial, and agricultural	$24.6	$18.4	$30.0	$82.9
Commercial real estate — construction	30.9	28.2	4.9	8.4
Commercial mortgage	8.6	6.1	13.2	15.0
Residential mortgage	—	—	—	—
Consumer and other retail	1.3	2.2	1.5	0.6
Contingency allocation	3.0	3.0	3.0	3.0

Total serious-doubt loans	$68.4	$57.9	$52.6	$109.9
Serious-doubt loan ratio	0.76%	0.63%	0.56%	1.14%
Internal risk rating analysis
Fragile economic conditions in the mid-Atlantic region led to additional downgrades in the internal risk rating analysis. Downgrades occurred primarily in the three categories of commercial loans on our balance sheet.

Internal risk rating	At 9/30/09	At 6/30/09	At 12/31/08	At 9/30/08
Pass	83.86%	86.47%	90.80%	96.08%
Watchlisted	6.64%	6.00%	5.20%	2.25%
Substandard	9.18%	7.22%	3.99%	1.66%
Doubtful/loss	0.32%	0.31%	0.01%	0.01%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net charge-offs, the provision for loan losses, and the reserve for loan losses
The combination of the risk rating downgrades, net charge-offs, and nonperforming assets led to increases in the reserve and provision for loan losses.

Provision for loan losses	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(In millions)
Provision for loan losses	$38.7	$19.6	$122.2	$48.0

Reserve for loan losses	At 9/30/09	At 12/31/08	At 9/30/08
	(In millions)
Reserve for loan losses	$201.8	$157.1	$122.2
The amount of the reserve reflects our estimates of probable losses. Those estimates are based on a combination of past loss experience, qualitative adjustments to capture current trends, and actual collateral measurements. The process we use to calculate the reserve follows specific regulatory requirements and accounting rules.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net charge-offs and the reserve for loan losses
(dollars in millions)	At 9/30/09	At 6/30/09	At 3/31/09	At 12/31/08	At 9/30/08
Balance at the beginning of the period	$184.9	$167.0	$157.1	$122.2	$113.1
Loans charged off:
Commercial, financial, and agricultural	(8.1)	(8.5)	(7.6)	(4.1)	(4.9)
Commercial real estate — construction	(6.3)	(18.4)	(2.4)	(8.0)	—
Commercial mortgage	(1.0)	(1.7)	(0.3)	(0.9)	(1.0)
Residential mortgage	(0.5)	—	—	—	—
Consumer and other retail	(7.9)	(11.1)	(12.8)	(13.7)	(5.8)

Total loans charged off	$(23.8)	$(39.7)	$(23.1)	$(26.7)	$(11.7)

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	0.2	0.1	0.2	0.1	0.2
Commercial real estate — construction	—	—	—	—	—
Commercial mortgage	0.3	—	—	—	—
Residential mortgage	—	—	—	—	—
Consumer and other retail	1.5	3.4	1.7	1.1	1.0

Total recoveries	$2.0	$3.5	$1.9	$1.2	$1.2

Net loans charged off:
Commercial, financial, and agricultural	(7.9)	(8.4)	(7.4)	(4.0)	(4.7)
Commercial real estate — construction	(6.3)	(18.4)	(2.4)	(8.0)	—
Commercial mortgage	(0.7)	(1.7)	(0.3)	(0.9)	(1.0)
Residential mortgage	(0.5)	—	—	—	—
Consumer and other retail	(6.4)	(7.7)	(11.1)	(12.6)	(4.8)

Total net loans charged off	$(21.8)	$(36.2)	$(21.2)	$(25.5)	$(10.5)
Transfers from/(to) reserve for lending commitments	—	0.1	1.6	(7.1)	—
Provision charged to operations	38.7	54.0	29.5	67.5	19.6

Balance at the end of the period	$201.8	$184.9	$167.0	$157.1	$122.2

Reserve for lending commitments in other liabilities *	$5.7	$4.0	$5.5	$7.1	$—

Quarterly net charge-off ratio (not annualized)	0.24%	0.39%	0.22%	0.27%	0.11%
Loan loss reserve ratio	2.24%	2.02%	1.77%	1.63%	1.27%

*	We transferred the reserve for lending commitments to other liabilities as of December 31, 2008. We did not reclassify prior periods.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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
Form 10-Q for the three and nine months ended September 30, 2009
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
At September 30, 2009, we had interest rate swap contracts associated with loans to clients with a total notional amount of $2,018.2 million, including the mirror swaps described above. For more information about our derivative and hedging instruments, read Note 6, “Derivatives and hedging activities,” in this report.

Other contractual obligations	At 9/30/09	At 12/31/08
	(In millions)
FHLB loan [1]	$28.0	$28.0

Lease commitments for offices, net of sublease arrangements [2]	$75.0	$72.6

Certificates of deposit	$2,116.1	$3,736.1

Letters of credit, unfunded loan commitments, and unadvanced lines of credit	$3,240.5	$3,667.3

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Amount and duration of
payments due on current
contractual obligations as of
September 30, 2009		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Certificates of deposit	$2,116.1	$1,527.2	$460.1	$124.9	$3.9
Debt obligations	478.0	—	28.0	250.0	200.0
Interest on debt obligations	190.2	31.2	58.4	41.1	59.5
Operating lease obligations	75.0	13.5	20.9	17.0	23.6
Benefit plan obligations	1.0	1.0	—	—	—

Total	$2,860.3	$1,572.9	$567.4	$433.0	$287.0
The debt obligations in the table above consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003, and is due in 2013.
•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008, and is due on April 2, 2018.
•	FHLB advances of $28.0 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet. We may not incur additional debt without prior written approval from our primary regulators. Wilmington Trust Company may not incur additional debt having a maturity of more than one year without prior written approval from its primary regulators.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At September 30, 2009, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 12, “Income taxes,” in this report, and Note 20, “Income taxes,” in our 2008 Annual Report to Shareholders.
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
Form 10-Q for the three and nine months ended September 30, 2009
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
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. Our primary risks are credit risk, interest rate risk, financial market risk, and economic risk.
All of these risks could affect our financial performance and condition adversely. For more information about these risks, read the credit quality discussion in this report, the risk discussion in our 2008 Annual Report to Shareholders, and Item 1A in our Form 10-K for 2008.
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
We have more floating rate assets than floating rate liabilities, and our interest rate risk position is asset sensitive. In general, this means that:
•	In a rising market interest rate environment, our net interest income is more likely to increase.
•	In a declining market interest rate environment, our net interest income is more likely to decrease.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
When market interest rates change, our floating rate assets reprice more quickly than our floating rate liabilities:
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest rate risk in the first nine months of 2009
We remained asset sensitive in the first nine months of 2009. Our commercial floating rate loans repriced more quickly than funding costs, but our use of non-core funding helped offset this repricing mismatch somewhat. At September 30, 2009, approximately $6.00 billion of commercial loans were repricing within 30 or fewer days, while approximately $1.69 billion of non-core funding was repricing in 90 or fewer days.

Loan and deposit repricing characteristics
as a percentage of total loan balances	At 9/30/09	At 12/31/08
Total loans outstanding with floating rates	78%	74%
Commercial loans with floating rates	90%	89%
Floating rate commercial loans tied to a prime rate	53%	57%
Floating rate commercial loans tied to the 30-day LIBOR	40%	37%
Non-core funding maturing in < 90 days	77%	83%
The net interest margin for the 2009 third quarter was 3.23%, compared with 3.25% for the 2008 third quarter. For the first nine months of 2009, the margin was 3.10%, compared with 3.26% for the first nine months of 2008. For more information about this, read the net interest margin discussion and the analysis of changes in interest income and expense due to volume and rate, which appear between the discussions of Regional Banking and noninterest income in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
As of September 30, 2009, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 9.95% over the 12 months beginning September 30, 2009. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model.

Simulated effect of interest rate changes on net interest income
for the 12 months beginning	9/30/09	12/31/08
Gradual increase of 250 basis points	9.95%	4.03%
Our discussion of the interest rate risk simulation model contains forward-looking statements about the anticipated effects on net interest income that may result from hypothetical changes in market interest rates. Assumptions about loan and deposit growth, loan and core deposit rates, loan prepayments, asset-backed securities, and collateralized mortgage obligations play a significant role in our interest rate simulations. Our assumptions about rates and the pace of changes in payments differ for assets and liabilities in rising as well as in declining rate environments. These assumptions are inherently uncertain, and the simulations cannot predict precisely how actual interest rate changes might affect our net interest income.
FINANCIAL MARKET RISK
Most WAS revenue, some CCS revenue, and all of the revenue we receive from affiliate money managers CRM and RCM are based on the market values of assets in client portfolios. Equity and debt markets determine these values. Fluctuations in one or both of these markets can increase or decrease revenue that is based on asset valuations.
The amount of total revenue subject to financial market risk was lower for the third quarter and first nine months of 2009 than for the corresponding periods in 2008 because revenue from WAS and the affiliate money managers was lower.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
On a percentage basis, revenue subject to financial market risk was higher for the third quarter and first nine months of 2009 than for the corresponding periods in 2008 because net interest income was lower.
These changes in revenue are discussed more fully in earlier sections of this report.

Revenue subject to financial market risk	2009 Q3	2008 Q3	2009 YTD	2008 YTD
	(Dollars in millions)
Wealth Advisory Services (WAS):
Trust and investment advisory fees	$33.5	$39.3	$96.4	$118.7
Mutual fund fees	2.4	6.8	15.1	19.6

Total WAS revenue subject to financial market risk	$35.9	$46.1	$111.5	$138.3
Corporate Client Services (CCS):
Retirement services	16.7	11.3	49.4	22.0
Investment/cash management services	3.7	3.5	11.2	10.3

Total CCS revenue subject to financial market risk	$20.4	$14.8	$60.6	$32.3
Affiliate money managers revenue	$4.7	$4.2	$11.3	$12.9

Total revenue subject to financial market risk	$61.0	$65.1	$183.4	$183.5
Total net interest and noninterest income [1]	$110.4	$159.3	$379.4	$498.8
Percent of total net interest and noninterest income subject to financial market risk [1]	55%	41%	48%	37%

[1]	After amortization and the provision for loan losses
Our investment securities portfolio is also subject to financial market risk, because financial markets determine the valuations of those investments. For more information about income from the investment securities portfolio, see the quarterly and year-to-date analyses of earnings, which appear in this report between the discussions of the net interest margin and noninterest income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
ITEM 4. CONRTOLS AND PROCEDURES
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter of 2009 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
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
As of September 30, 2009, we believed there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.
ITEM 1A. RISK FACTORS
There were no changes in our risk factors from those disclosed in our Form 10-K for 2008. We discuss these risk factors on pages 42 to 58 and pages 138 to 141 in our 2008 Annual Report to Shareholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities in the 2009 third quarter.
Issuer purchases of equity securities
We did not acquire or repurchase any of our shares during the 2009 third quarter. In April 2002, our Board of Directors authorized our current 8-million-share repurchase plan. At September 30, 2009, there were 4,956,204 shares available under this program. We may not repurchase our stock without prior written approval from our primary regulators. For more information about our share repurchase plan, read the capital resources discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
PART II — OTHER INFORMATION
In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities, including stock grants and forfeitures, that could affect the maximum number of shares that we may purchase.
Share repurchase activity in the 2009 third quarter

				(d)
				Maximum number
			(c)	(or approximate
			Total number	dollar value)
	(a)		of shares (or units)	of shares (or units)
Share repurchase activity in the	Total number	(b)	purchased as part	that may yet
2009 third quarter	of shares (or units)	Average price paid	of publicly announced	be purchased under
Period	purchased	per share (or unit)	plans or programs	the plans or programs
Month #1: July 1 – 31, 2009	1,072	$13.41	—	15,803,216
Month #2: August 1 – 31, 2009	—	—	—	15,801,416
Month #3: September 1 – 30, 2009	25,838	$20.16	—	15,592,753

Total	26,910	$19.89	—	15,592,753
The Federal Reserve Board’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition. We believe our payment of dividends during the third quarter of 2009 was consistent with the Federal Reserve Board’s policy.
Our policy is not to pay dividends that would reduce our regulatory capital ratios below the level required for us to qualify as a well capitalized financial institution. Wilmington Trust Company may not pay any dividends that would cause its regulatory capital ratios to fall below the minimum levels required for it to remain a well capitalized institution, or the minimum levels required under its internal capital plan, whichever are higher, without prior written approval from its primary regulators.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
PART II — OTHER INFORMATION
For more information about our dividend, read the executive summary in this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the 2009 third quarter.
ITEM 5. OTHER INFORMATION
We have no information to report in addition to what is disclosed elsewhere in this report.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications*

32	Section 1350 Certifications*

*	Filed herewith.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: November 9, 2009	/s/ Ted T. Cecala
	Name:	Ted T. Cecala
	Title:	Chairman of the Board and Chief Executive Officer (Authorized Officer)

Date: November 9, 2009	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications