Form 10-K
period 2009-12-31
WILMINGTON TRUST CORP
filed 2010-02-22
CIK 872821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $926,391,263
Number of shares outstanding of each of the registrant’s classes of common stock at February 22, 2010: 69,453,217
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for our Annual Shareholders’ Meeting (Proxy Statement) to be held on April 21, 2010, are incorporated by reference in Part III.
*For purposes of this calculation, Wilmington Trust’s subsidiaries and its directors and executive officers are deemed to be affiliates.

2 Wilmington Trust Corporation	2009 Form-10-K

 3

4 Wilmington Trust Corporation	2009 Form-10-K
Part I
Item 1. Business
DESCRIPTION OF BUSINESS
Wilmington Trust Corporation is a Delaware corporation and financial holding company under the Bank Holding Company Act. In this report, the terms “we,” “us,” “our,” “the company,” or “Wilmington Trust” include subsidiaries, unless the context indicates otherwise.
We provide a full range of banking and other financial services through our banking and other subsidiaries.
We have three core businesses: Regional Banking, Corporate Client Services (CCS), and Wealth Advisory Services (WAS). For reporting purposes, we present four business segments: one for each of our three core businesses, and one for Affiliate Money Managers, which combines results from the two money management firms in which we have ownership interests.
Our principal client base consists of:
•	Consumer banking clients in the state of Delaware.

•	Commercial banking clients throughout the mid-Atlantic region, which we define as the state of Delaware and contiguous areas in Pennsylvania, New Jersey, and Maryland.

•	High-net-worth clients throughout the United States.

•	Retirement plan sponsors throughout the United States.

•	Institutional clients in the United States, Europe, and the Caribbean.
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
We win business in an increasingly competitive environment. We endeavor to mitigate competitive risk by:
•	Focusing on long-term relationships with clients.

•	Having extensive knowledge of the clients and markets we serve.

•	Providing responsive, personalized, and customized services.

•	Attracting and retaining highly qualified staff members.

•	Offering competitive pricing.

•	Developing and marketing new and innovative products and services.

•	Deploying technology that improves efficiency and client service.
For more information about the competitive risks we face, read Item 1A in this report.
At year-end 2009, we had 2,898 full-time-equivalent staff members. We provide a variety of benefit programs for these staff members, which may include pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans. We consider our relationships with these staff members to be good, and we believe our ability to attract and retain high-quality staff members substantiates this.

Part I — Item 1 (continued)	5
For more information about our businesses, including segment and geographic information, read Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Note 1, “Nature of business,” and Note 23, “Segment reporting,” in this report.
SUPERVISION AND REGULATION
We and our subsidiaries are subject to extensive regulation under federal and state law. Some of our subsidiaries are regulated not only by federal and state authorities, but also by regulatory authorities in other countries in which we conduct business.
As a bank holding company, a thrift holding company, and a financial holding company under the Bank Holding Company Act, we are subject to supervision, regulation, and inspection by the Delaware Department of Banking (DOB) and the Federal Reserve Board. As a publicly traded company that issues stock, we are subject to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Our common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol WL, and we are subject to the NYSE’s rules for listed companies.
WTC is regulated by the DOB and the Federal Reserve. WTFSB is regulated by the Office of Thrift Supervision (OTS). WTC and WTFSB (collectively, the banks) are subject to the rules and regulations of the Federal Deposit Insurance Corporation (FDIC). WTRISC is regulated by the DOB and the OTS. WTFSC is regulated by the New Jersey Department of Banking and Insurance and the OTS.
Described below are the material elements of selected laws and regulations that apply to us. These descriptions are not intended to be complete. They are qualified in their entirety by reference to the full statutes and regulations described.
Bank Holding Company Act (BHCA). The BHCA requires us to have prior approval from the Federal Reserve before we may acquire control of a bank or before any company may acquire control of us. The BHCA also requires us to have the Federal Reserve’s prior approval before we acquire ownership or control of more than 5% of the outstanding shares of any class of a bank’s or a bank holding company’s voting securities; acquire substantially all of a bank’s assets; or merge or consolidate with a bank holding company. Likewise, any bank holding or other company seeking to obtain control of us would need prior approval from the Federal Reserve and, because we are also a thrift holding company, prior approval from the OTS.
As a financial holding company, we may engage in activities permitted by the BHCA without obtaining prior Federal Reserve approval. In addition, we may engage in activities not otherwise permitted for bank holding companies, generally without the Federal Reserve’s prior approval. These activities include those that the Federal Reserve Board has determined are beneficial in nature, incidental to financial activities, or complementary to a financial activity. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies.
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
Safety and soundness. The Federal Reserve Board requires us to operate in a safe and sound manner. If the Federal Reserve determines there is a serious risk to the financial safety and soundness of a subsidiary bank, it can require us to terminate the activity presenting the risk or terminate our control of the subsidiary.
Federal regulations establish dollar amount limits and collateral requirements for assets the banks purchase from non-bank affiliates. For these purposes, we and most of the companies we control are considered affiliates of the banks. In addition, the Federal Reserve Act and the Federal Reserve Board impose dollar amount, credit quality, and other limitations on loans the banks make to directors, executive officers, principal shareholders, and their related interests.
Capital requirements and dividend limitations. To assess the capital adequacy of bank holding companies and their bank subsidiaries, the Federal Reserve and other federal banking agencies have adopted risk-weighted capital standards. As of December 31, 2009, we and the banks were well capitalized, with capital levels that exceeded the minimum thresholds. More information about this is in Note 16, “Capital,” in this report.
Dividends paid by the banks to us, and by us to shareholders, are subject to Federal Reserve, OTS, DOB, and other legal and regulatory restrictions. More information about this is also in Note 16.

6 Wilmington Trust Corporation	2009 Form-10-K
U.S. Department of the Treasury. We are participating in the U.S. Department of the Treasury’s Capital Purchase Program (CPP). For more information about this, read Note 16, “Capital,” in this report.
In 2008 and 2009, our three money market mutual funds — the Wilmington Prime Money Market Fund, the Wilmington U.S. Government Money Market Fund, and the Wilmington Tax-Exempt Money Market Fund — participated in the U.S. Department of the Treasury’s Temporary Guarantee Program for Money Market Funds. This program expired as planned on September 18, 2009.
Deposit insurance. WTC and WTFSB are required to pay premiums for FDIC insurance coverage, which insures deposits in the banks up to applicable limits. We are participating in the following temporary FDIC programs:
•	Temporary increase of standard insurance coverage. In October 2008, standard FDIC insurance coverage was increased temporarily from $100,000 to $250,000 per depositor. This increase will be in place until December 31, 2013. (FDIC insurance coverage for certain retirement accounts, including IRAs, became subject to a permanent FDIC insurance increase to $250,000 that was effective April 1, 2006.)

•	FDIC Transaction Account Guarantee Program. Under this program, which is part of the FDIC’s Temporary Liquidity Guarantee Program (TLGP), all noninterest-bearing deposit transaction accounts, as well as certain types of transaction accounts with interest rates of 0.5% or less, will be fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010. This coverage is in addition to the temporary increase in standard FDIC insurance coverage.

•	FDIC Debt Guarantee Program. This program, also part of the FDIC’s TLGP, guarantees timely principal and interest payments on senior unsecured debt issued between October 14, 2008, and October 31, 2009. We participated in this program, but never issued any debt that qualified for these guarantees.
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
Community Reinvestment Act (CRA). The CRA requires banks to help serve the credit needs of the communities they serve. This includes extending credit and providing other services to low- and moderate-income individuals and families. To be rated at least satisfactory under the CRA, we are required to meet or exceed federal definitions of well-managed and well-capitalized financial institutions. If we fail to meet these requirements, we may incur penalties, which could include denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions. We also could be required to cease engaging in financial holding company activity or divest ownership of one or both of the banks.
Fair Housing Act. This Act and the CRA prohibit us from discriminating against or withholding services from individuals who live in economically depressed areas.
Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires us to assess the design and effectiveness of our internal controls over financial reporting. We evaluate the documentation of our control processes and test our primary controls continually, and we remediate them as needed. Each quarter, we require designated managers in each business unit to certify to the chairman and chief executive officer, and to the chief financial officer, that the internal controls within their respective areas of responsibility are effective.
Residential mortgage usury laws. Since Delaware and Maryland have not overridden federal legislation that preempted state usury laws on residential first mortgage loans, there currently is no limit on interest rates the banks can charge on residential first mortgage loans. In today’s interest rate environment, these usury laws do not materially affect the banks’ lending programs.

Part I — Item 1 (continued)	7
Consumer protection laws. Our banking activities are subject to a variety of federal and state consumer protection laws, including:
•	The Truth-in-Lending Act, which mandates disclosures for certain consumer loans;

•	The Truth-in-Savings Act, which mandates deposit-related disclosures;

•	The Equal Credit Opportunity Act, which prohibits discrimination; and

•	The Fair Credit Reporting Act, which, if we deny a client’s application for credit, requires us to tell the client which credit bureau we used to evaluate the application, and which imposes rules for information sharing and pre-screened offers of credit.
Our banking activities are also subject to newly enacted federal protection laws, including:
•	The Credit Card Accountability Responsibility and Disclosure Act of 2009, which mandates disclosures and restricts fees charged for consumer credit card accounts. This Act was effective for us on February 22, 2010.

•	An amendment to the Truth-in-Lending Act that mandates disclosures regarding returned item and overdraft fees. This change was effective for us on January 15, 2010.

•	An amendment to the Truth-in-Lending Act that mandates an escrow process or rate caps for some types of home equity loans that are in a first lien position. These requirements will be effective for us on April 1, 2010.

•	The Electronic Funds Transfer Act, which prohibits us from charging fees for overdrafts on ATM or one-time debit transactions without the client’s prior permission. This Act will be effective for us on July 1, 2010.
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
Corporate governance. Our Board of Directors has implemented a system of strong corporate governance practices. More information about this is in our Proxy Statement and the Investor Relations section of our Internet site at www.wilmingtontrust.com.
For additional requirements to which we are subject, read the “Compensation Discussion and Analysis” section of our Proxy Statement.
AVAILABLE INFORMATION
Our Internet address is www.wilmingtontrust.com. The content on this site:
•	Should be used for informational purposes only.

•	Should not be relied on for investment purposes.

•	Is not incorporated by reference into this Form 10-K.
Content in the Investor Relations section of this site includes:
•	Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Proxy Statements, as well as any amendments to these reports, under “SEC filings.” We post these reports as quickly as possible after we file them electronically with or furnish them to the SEC.

•	Our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees.

•	Any amendments to or waivers from the Code of Conduct and Ethics that apply to any of our directors or executive officers.
Wilmington Trust shareholders may request printed copies of these materials free of charge by contacting Investor Relations at 302.651.8527 or at IR@wilmingtontrust.com.

8 Wilmington Trust Corporation	2009 Form-10-K
Item 1A. Risk Factors
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we summarize below. All of these risks could affect our financial performance and condition adversely.
We are subject to credit risk. This risk is associated primarily with our two subsidiary depository institutions: WTC and WTFSB (collectively, the banks). When we make a loan through the banks, we make subjective judgments about a borrower’s ability to repay. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. If borrowers do not repay their loans, our levels of nonperforming assets, loan losses, and the provision for loan losses could increase.
Adverse economic conditions, especially in the mid-Atlantic region, can increase the degree of repayment risk inherent in our loan portfolio. We do most of our lending in the mid-Atlantic region. Economic conditions in this region could affect the ability of borrowers to repay their loans. Adverse conditions also could reduce the value of assets, such as property or securities, that borrowers use as collateral. A reduction in the value of collateral could affect our ability to collect the balance of a loan if the borrower defaults.
We have a concentration of commercial loans that makes up 74% of our total loan portfolio. Some of the commercial loans we make carry a higher degree of repayment risk than others. The commercial real estate/construction and commercial mortgage loans we make may carry a higher degree of repayment risk than other types of loans. The commercial real estate business is subject to downturns, overbuilding, and economic conditions. Adverse conditions in the real estate market, or in the economy in general, can affect the repayment ability of these borrowers more severely than other types of borrowers.
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
We have a concentration in commercial real estate/construction loans, which comprised 22% of our loan portfolio as of December 31, 2009. Within the commercial real estate/construction portfolio, we have a geographic concentration, with projects in Delaware accounting for 59% of the portfolio. We experienced increased losses from this portfolio in 2009. Further deterioration of this portfolio could result in an increase in nonperforming loans that could lead to a loss of earnings, a higher loan loss provision, and higher charge-offs, all of which could have an adverse effect on our results of operations and financial condition.
Commercial mortgage loans may be riskier than those for one-to-four family residences. Commercial mortgage loans are typically larger than loans for one-to-four family residential properties. In addition, the repayment of commercial mortgage loans typically depends on successful property operation and management or, in the case of owner-occupied properties, successful operation of the underlying business.
We have a concentration in commercial mortgage loans, which comprised 23% of our total loan portfolio as of December 31, 2009. Approximately 57% of our commercial mortgage loans were for properties in Delaware. Deterioration of this portfolio could result in an increase in nonperforming loans that could lead to a loss of earnings, a higher loan loss provision, and higher charge-offs, all of which could have an adverse effect on our results of operations and financial condition.
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
We maintain a reserve for loan losses which represents our best estimate of inherent losses in our loan portfolio. We establish the reserve by charging a provision for loan losses against income. The determination of the appropriate reserve is based on subjective judgments we make about the likelihood that loans will be repaid. The information we consider includes both quantitative and qualitative factors, including loan loss experience, loan concentrations, trends in economic conditions, and trends in collateral composition, valuation, and appraisals, among others. Establishing the reserve for loan losses involves significant estimates and judgments. Changing conditions, new information, and additional problem loans could require us to increase our reserve for loan losses, which may have an adverse effect on our results of operations and financial condition.
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
Securities in our investment portfolio are subject to credit risk, market risk, illiquidity, and accounting risk. The fair value of instruments in our investment securities portfolio may fall below the amount at which we purchased them, and we may be required to record these valuation declines as impairment losses. These conditions could result from factors beyond our control,

Part I — Item 1A (continued)	9
including credit rating agency downgrades, issuer defaults, lack of market demand or trading activity, and instability in the credit markets. In addition, issuers of these securities may prepay or revoke instruments prior to their scheduled maturity. These conditions could affect our cash flows and earnings negatively.
Any change in current accounting principles or interpretations of those principles could affect our assessment of the fair value of our securities and our determination of whether they are other-than-temporarily impaired. Such a determination would require us to record a non-cash charge in an amount equal to the decrease in the value of the securities.
Volatility in financial markets can affect our noninterest income adversely. Some of our WAS and CCS fees, and all of the affiliate money manager fees, are based on financial market valuations of assets we manage or hold in custody for clients. Changes in these valuations can affect noninterest income positively or negatively, and ultimately affect our financial results. Significant changes in the volume of activity in the capital markets, and in the number of assignments we are awarded, could also affect our financial results.
Circumstances in the mid-Atlantic region, throughout the United States, and around the world could reduce demand for our services and negatively affect our ability to conduct business. These circumstances include inflation, recession, unemployment, changes in market interest rates, money supply, tax policies, the competitive environment, economic uncertainty, military actions, and other factors beyond our control.
Changes in business and economic conditions in general, or specifically in the principal markets in which we do business, could affect our financial results adversely. Our results also could be affected adversely by a weakening of, or sustained weakness in, business or economic conditions that may affect our clients and counterparties directly or indirectly. These conditions could lead to:
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
Competition can cause us to increase the rates we pay to attract deposits, reduce the interest rates we can charge on loans, and reduce the fees we charge for services. Competition can also affect our ability to retain existing clients or attract new clients. We compete for loans, deposits, assets to manage or hold in custody, and opportunities to provide trustee, administrative, and other services.
We compete for loans primarily with savings banks, savings and loan associations, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders in the mid-Atlantic region. For deposits, we compete primarily with savings banks, savings and loan associations, and commercial banks operating in the mid-Atlantic region. We also compete for deposits with dealers in government securities, deposit brokers, and credit card, direct, and Internet-based financial institutions.
We compete for other types of business with regional and money center banks, trust companies, investment advisors, mutual fund companies, family office service providers, insurance companies, accounting firms, law firms, and other service providers.
Some of our competitors are larger, have greater financial resources, have higher lending limits, and provide services that we do not, such as investment banking. In some cases, mergers, acquisitions, and other types of consolidation within the financial services industry have heightened competition by reducing the number of competitors. In other cases, consolidation that created very large institutions has reduced the number of independent, conflict-free competitors and improved our competitive position.
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

10 Wilmington Trust Corporation	2009 Form-10-K
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
Changes in the value of goodwill or intangible assets on our balance sheet could affect earnings adversely. If we determine that any of our goodwill or intangible assets are impaired under GAAP, we may be required to record an expense that could reduce earnings and stockholders’ equity.
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We are required to test for impairment at least annually. In 2008, we wrote down the value of our investment in affiliate money manager Roxbury Capital Management by $66.9 million.
Reductions in the value of our deferred tax assets could affect earnings adversely. A deferred tax asset (DTA) is created by the tax effect of the differences between an asset’s book value and its tax basis. We assess our DTAs periodically to determine the likelihood of our ability to realize their benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to us at the time of assessment indicates there is a greater than 50% chance that we will not realize the DTA benefit, we are required to establish a valuation allowance for it and record a corresponding charge against earnings. Such charges could have a material adverse effect on our results of operations or financial position.
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
We typically allocate a portion of an acquisition’s purchase price to goodwill. If the value of the acquired entity or business unit deteriorates, we may be required to record a goodwill impairment that could reduce earnings and stockholders’ equity.
We run the risk of having insufficient liquidity, or funding. A lack of funding, or of access to it, could impede our ability to make loans, fund other asset growth, accommodate deposit withdrawals and other liability maturities, meet contractual obligations, and fund new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.
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
Our access to funding, and our ability to serve some clients, could be affected adversely by unfavorable rating actions taken by credit rating agencies. Wilmington Trust Corporation and Wilmington Trust Company are rated by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings. Unfavorable rating actions by these agencies could increase our cost of funds, reduce or limit our access to certain types of funding, place us in violation of certain covenants in client and other contracts in which we are a party, or adversely affect our ability to conduct business.
Disruption in the capital and credit markets has created illiquidity and uncertainty. The capital and credit markets have experienced severe volatility and disruption since the second half of 2007. In some cases, these conditions have produced downward pressures on security prices and credit availability for issuers regardless of the underlying financial strength of the issuers. A continuation or worsening of these conditions could have a materially adverse effect on our business, financial condition, and results of operations.

Part I — Item 1A (continued)	11
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
Defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry in general, could create market-wide liquidity problems and could lead to losses or defaults by other institutions or us. Any such losses could materially and adversely affect our results of operations.
The financial services industry is subject to extensive regulation, which is undergoing major changes. As a financial services institution, we are subject to financial services laws, regulations, administrative actions, and policies in each jurisdiction in which we operate. In 2009, as many emergency government programs slowed or wound down, regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States currently are considering a wide range of proposals that, if enacted, could result in major changes to the way financial services institutions are regulated. Some of these major changes may take effect later this year and may affect the operating environment for one or more of our businesses in substantial and unpredictable ways.
We and our subsidiaries are subject to a variety of legal and regulatory restrictions. Failure to comply adequately with these restrictions could subject us to financial, regulatory, or other sanctions, which could have negative effects on our financial performance and ability to conduct business. These include restrictions imposed by the BHCA, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners’ Loan Act, and a variety of federal and state consumer protection laws. We are subject to regular examination, supervision, and regulation by various federal and state authorities with regard to compliance with these and other laws and regulations. These and other laws, regulations, and policies, including standards or interpretations, to which we are subject could change at any time. For more information about these restrictions, read the supervision and regulation section of Item 1 in this report.
As a result of this regulatory oversight, we have implemented plans at the request of our regulators that are intended to, among other things, enhance the independence and effectiveness of our loan review, credit policy, and credit analysis functions; address liquidity management and current and future capital requirements; improve our position on nonperforming loans; and improve our credit risk management. Our agreement with our regulators does not require us to raise capital. In addition, we have agreed with our regulators that we will not purchase or redeem our common stock, and that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt with an original maturity of greater than one year, in each case without prior written approval from our regulators.
If we are unable to comply with these policies or agreements, we could become subject to supervisory action, possibly including cease and desist orders, prompt corrective action directives, or other regulatory enforcement actions. Any such formal enforcement action could limit our ability to develop new business or operate our existing business, or require us to raise additional capital or dispose of certain assets and liabilities within a prescribed time period, or both. Such a regulatory order could have a material negative effect on our business, operating results, and financial condition.
Because of stresses on the Deposit Insurance Fund, the FDIC has recently imposed, and could impose in the future, additional assessments on the banking industry. The recent financial crisis has caused the Deposit Insurance Fund administered by the FDIC to fall below required minimum levels. Because the FDIC replenishes the Deposit Insurance Fund through assessments on the banking industry, we anticipate that the FDIC likely will maintain relatively high deposit insurance premiums for the foreseeable future. The FDIC recently has imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It also has required banking organizations to pre-pay deposit insurance premiums in order to replenish the liquid assets of the Deposit Insurance Fund, and it may impose similar requirements in the future. High insurance premiums and special assessments will affect our profitability adversely.
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
Our ability to pay dividends on our stock depends on the financial results of our wholly owned subsidiaries, and other factors. As a bank holding company, we conduct almost all of our business through WTC, WTFSB, and our other subsidiaries. Payments to us by these subsidiaries are the primary sources of the capital we use to pay dividends. The ability of our subsidiaries to make these payments to us is limited by their need to maintain sufficient capital and by other general regulatory restrictions on the dividends they pay us. We have agreed with our regulators that Wilmington Trust Company will not pay dividends to us without prior written approval from its regulators, if such dividends would reduce its regulatory capital ratios below the minimum levels required for it to remain well capitalized under the applicable regulatory capital standards, or below the minimum

12 Wilmington Trust Corporation	2009 Form-10-K
levels required under its internal capital plan, whichever are higher. If Wilmington Trust Company does not satisfy these requirements, we may be unable to pay dividends on our stock.
Our participation in the CPP places some restrictions on our ability to pay or increase dividends on our common stock. For more information about these and other regulatory restrictions on common stock dividend payments, read Item 5 and Note 16, “Capital,” in this report.
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
Our certificate of incorporation may discourage unsolicited acquisition proposals. Our certificate of incorporation, our bylaws, and Delaware law include certain anti-takeover provisions. These protections could discourage potential acquisition proposals, or delay or prevent a change in control of our company. Under these provisions, we have a classified Board of Directors; we require shareholders to inform us in advance and meet certain other conditions if they nominate directors; and we have the ability to issue the balance of our 1 million shares of preferred stock and the balance of our 150 million authorized shares of common stock in the event of an unsolicited acquisition proposal. Under the CPP, as long as any of the CPP preferred shares are outstanding, we may not issue any securities senior to those shares without the consent of the holders of at least two-thirds of those shares.
Other risks could affect our earnings and damage our reputation. These include human error, systems failures, breach of fiduciary duty, fraud, and inadequate controls and procedures.
Additional information. For more information about the risks to which we are exposed, read:
•	The sections on credit risk and capital resources in the MD&A in this report.

•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our largest properties are in downtown Wilmington, Delaware: the Wilmington Trust Center (1100 North Market Street) and the Wilmington Trust Plaza (301 West Eleventh Street). Our headquarters are in the Wilmington Trust Center, which is owned by Rodney Square Investors, L.P., one of our subsidiaries. At the end of 2009, the outstanding mortgage on this building was $32,433,144. There is no mortgage on the Wilmington Trust Plaza, an operations facility owned by one of our subsidiaries.
At December 31, 2009, our branch office (as defined by banking regulators) and other office locations were as follows:
•	Arizona: One office in Phoenix.

•	California: One office each in Los Angeles and Costa Mesa.

•	Connecticut: One office each in Guilford and Stamford.

•	Delaware: 48 branch offices throughout the state (24 in New Castle County, including one each at the Wilmington Trust Center and Wilmington Trust Plaza; 8 in Kent County; and 16 in Sussex County), plus 1 retirement services administrative office in Wilmington.

•	Florida: One branch office in North Palm Beach and one office each in Palm Beach, Stuart, and Vero Beach.

•	Georgia: One office in Atlanta.

Part I — Item 2 (continued)	13
•	Maryland: One branch office in Baltimore and one office in Bel Air.

•	Massachusetts: One office in Boston.

•	Michigan: One office in Birmingham.

•	Minnesota: One office in Minneapolis.

•	Nevada: One office in Las Vegas.

•	New Jersey: One office each in Jersey City, Mt. Laurel, and Princeton.

•	New York: Two offices in New York City.

•	Pennsylvania: One branch office each in Bethlehem, Doylestown, Philadelphia, Villanova, and West Chester.

•	South Carolina: One office in Charleston.

•	Vermont: One office in Burlington.

•	Europe: One office each in the Channel Islands (Jersey), England (London), Ireland (Dublin), Germany (Frankfurt), Luxembourg, and The Netherlands (Amsterdam).

•	Caribbean: One office in Grand Cayman, Cayman Islands.
We own 29 of these offices. We lease space for the others. We believe these offices are suitable and adequate for our needs, and that we could accommodate further growth by utilizing existing capacity or by acquiring or renting additional space. More information about our lease obligations is in the discussion of contractual obligations, which is in the MD&A and in Note 13, “Commitments and contingencies,” in this report.
Our Regional Banking and CCS businesses operate principally at the Wilmington Trust Center and Wilmington Trust Plaza. CCS also leases a substantial portion of a facility across the street from the Wilmington Trust Center. The WAS business operates principally at the Wilmington Trust Center.
Regional Banking operates our branch offices, except for the one in Florida, which WAS operates. Regional Banking and WAS operate our offices in Maryland, New Jersey, and Pennsylvania. WAS operates our offices in California, Connecticut, Florida, Georgia, and Massachusetts. WAS and CCS operate our offices in New York. CCS operates our offices in Arizona, Michigan, Minnesota, Nevada, South Carolina, Vermont, Europe, and the Caribbean.
Our fourth reporting segment — Affiliate Money Managers — comprises our investments in Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM). CRM leases office space in New York, New York. RCM leases office space in Minneapolis, Minnesota, and Santa Monica, California.
Item 3. Legal Proceedings
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
As of December 31, 2009, we believed there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to security holders for a vote during the fourth quarter of the year ended December 31, 2009.

14 Wilmington Trust Corporation	2009 Form-10-K
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed and traded principally on the New York Stock Exchange under the symbol WL.

STATISTICAL INFORMATION

As of December 31	2009	2008	2007

Shareholders of record (approximate)	7,278	7,534	7,718
Diluted shares outstanding (average)	68,965,938	67,453,648	68,850,523
Basic shares outstanding (period end)	69,396,986	69,113,448	67,086,546
Market capitalization	$0.86 billion	$1.54 billion	$2.36 billion

As of February 19, 2010, we had approximately 7,254 shareholders of record of our common stock and one shareholder of record of our Series A preferred stock.
We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued to it under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without the prior approval of our regulators.
Information about equity securities we sold during 2008 that were not registered under the Securities Act of 1933 is in Note 16, “Capital,” in this report.
COMMON STOCK PRICE PERFORMANCE AND DIVIDENDS
The graph below compares the cumulative total stockholder return (including price appreciation and dividend reinvestments) on our common stock with all companies in the Standard & Poor’s 500 Index (S&P 500) and companies in the Keefe, Bruyette & Woods (KBW) 50 Bank Index over the past five years, assuming an initial investment of $100 at the close of business on December 31, 2004. The KBW 50 Bank Index includes all money center banks and most major regional banks, weighted by market capitalization. We regard it as a proxy for the stock price performance of large banks throughout the United States .
TOTAL RETURN ON WILMINGTON TRUST COMMON STOCK

Part II — Item 5	15
CUMULATIVE TOTAL STOCKHOLDER RETURN

As of December 31	2004	2005	2006	2007	2008	2009

WL	$100.0	$111.2	$124.0	$107.0	$71.2	$40.8
S&P 500 Index	$100.0	$104.9	$121.4	$128.1	$80.8	$102.1
KBW 50 Bank Index	$100.0	$101.3	$120.8	$93.0	$50.7	$51.3

COMMON STOCK PRICE PERFORMANCE1 AND PER-SHARE DIVIDENDS PAID

	2009			2008			2007
			Dividend			Dividend			Dividend
Period	High	Low	paid	High	Low	paid	High	Low	paid

First quarter	$22.53	$6.76	$0.1725	$35.50	$27.78	$0.335	$44.55	$39.74	$0.315
Second quarter	$18.66	$9.03	$0.1725	$35.17	$26.26	$0.345	$43.14	$39.62	$0.335
Third quarter	$15.82	$9.75	$0.0100	$46.75	$20.50	$0.345	$42.14	$36.46	$0.335
Fourth quarter	$15.90	$11.45	$0.0100	$31.07	$19.49	$0.345	$42.00	$32.57	$0.335
Full year	$22.53	$6.76	$0.3650	$46.75	$19.49	$1.370	$44.55	$32.57	$1.320

[1]	Intraday trading prices.
We reduced the quarterly dividend on our common stock to $0.1725 per share on January 29, 2009, and to $0.01 per share on July 22, 2009. Our ability to pay dividends on our common stock is limited by our participation in the CPP, other regulatory restrictions, and our own prudent capital management policies. Our policy is not to pay dividends that would reduce our regulatory capital ratios below the level required for us to qualify as a well-capitalized financial institution. For more information about these regulatory capital ratios, read the capital resources section in this report.
Wilmington Trust Company may not pay any dividends to us that would cause its regulatory capital ratios to fall below the minimum levels required for it to remain a well-capitalized institution under the applicable regulatory capital standards, or the minimum levels required under its internal capital plan, whichever are higher, without prior written approval from its regulators. For more information about our dividends and restrictions on our ability to pay them, read the capital resources discussion, Item 1A, “Risk Factors,” and Note 16, “Capital,” in this report.
PER-SHARE PRICE AND BOOK VALUE

	2009		2008		2007
At quarter end	Closing price	Book value[1]	Closing price	Book value[1]	Closing price	Book value

First	$9.69	$14.64	$31.10	$16.99	$42.17	$15.89
Second	$13.66	$14.26	$26.44	$15.84	$41.51	$15.66
Third	$14.20	$14.29	$28.83	$15.60	$38.90	$16.04
Fourth	$12.34	$14.17	$22.24	$14.65	$35.20	$16.70

[1]	Does not include preferred stock and noncontrolling interest.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

(c)
	(a)		Number of securities remaining
	Number of securities to	(b)	available for future issuance
	be issued upon exercise	Weighted average exercise price	under equity compensation
	of outstanding options,	of outstanding options,	plans (excluding securities
Plan category	warrants, and rights	warrants, and rights	reflected in column a)

Equity compensation plans approved by security holders	7,683,315	$ 31.05	2,308,058
Equity compensation plans not approved by security holders	—	—	—

Total	7,683,315	$ 31.05	2,308,058

16 Wilmington Trust Corporation	2009 Form-10-K
SHARE REPURCHASES
Our current share repurchase plan permits us to buy back up to 8 million shares of Wilmington Trust common stock. We did not repurchase any of our shares under this program during 2009 or 2008.
We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued to it under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without the prior approval of our regulators.
SHARE REPURCHASE PLAN ACTIVITY

As of and for the year ended December 31	2009	2008	2007

Number of shares repurchased	—	—	2,000,000
Average price per share repurchased	$—	$—	$39.60
Total cost of shares repurchased (in millions)	$—	$—	$79.2
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204

Share repurchase amounts in the table below may not match share repurchase amounts in the table above, because the amounts in the table below include shares we receive when recipients of stock-based compensation tender shares to exercise their options or to cover payroll taxes on restricted stock vesting. We consider these types of share acquisitions to be outside the parameters of our authorized share repurchase plan, because these shares are not trading on the open market when we acquire them.
SHARE REPURCHASE ACTIVITY DURING THE FOURTH QUARTER OF 2009

				Maximum
			Total number of	number of shares
			shares purchased	that may yet
	Total number		as part of publicly	be purchased
	of shares	Average price	announced plans	under the plans
Period	repurchased	paid per share	or programs	or programs[1]

October	—	—	—	15,613,056
November	—	—	—	15,528,520
December	—	—	—	15,545,821

Total	—	—	—	15,545,821

[1]	In April 2002, our Board of Directors authorized the repurchase of up to 8 million shares of our common stock.

Part II — Item 6 (continued)	17
Item 6. Selected Financial Data

(Dollars in millions, except per-share amounts)	2009[4]	2008[3,4]	2007	2006[3]	2005

INCOME STATEMENT
Interest income	$437.2	$611.4	$722.2	$674.8	$516.6
Net interest income	318.2	357.7	368.9	363.1	328.9
Provision for loan losses	(205.0)	(115.5)	(28.2)	(21.3)	(11.8)
Noninterest income	359.6	292.4	386.0	346.1	313.3
Noninterest expense	512.5	559.7	444.1	471.6	370.1
Net (loss)/income attributable to Wilmington Trust Corporation	(4.4)	(23.6)	182.0	143.8	167.0
Preferred dividends	18.3	0.9	—	—	—

Net (loss)/income available to common shareholders	$(22.7)	$(24.5)	$182.0	$143.8	$167.0

SELECTED PER-SHARE DATA
Total basic common shares issued and outstanding (in millions)	69.0	67.5	67.9	68.4	67.7
Total diluted common shares issued and outstanding (in millions)	69.0	67.5	68.9	69.7	68.6
Basic (loss)/income per common share	$(0.33)	$(0.36)	$2.68	$2.10	$2.47
Diluted (loss)/income per common share	(0.33)	(0.36)	2.64	2.06	2.43
Cash dividends declared and paid per common share	0.365	1.370	1.320	1.245	1.185
Book value1, [2]	14.17	14.65	16.70	15.47	14.94
Stock price[2]	12.34	22.24	35.20	42.17	38.91
Price/earnings multiple	N/M	N/M	13.13	20.08	15.75

BALANCE SHEET[2]
Total assets	$11,097.1	$12,318.9	$11,485.7	$11,157.0	$10,245.4
Long-term debt	442.9	468.8	267.8	388.5	400.4

SELECTED BALANCES, ON AVERAGE
Investment securities	$855.8	$1,561.2	$1,863.5	$1,884.0	$1,863.3
Loans	9,243.5	9,200.0	8,212.0	7,699.8	7,047.1
Reserve for loan losses	(175.5)	(108.1)	(95.5)	(91.8)	(90.9)
Earning assets	10,358.9	10,910.1	10,126.3	9,645.7	8,957.4
Total assets	11,349.2	11,881.2	10,997.4	10,495.1	9,803.0
Core deposits	6,490.3	5,333.6	5,045.5	4,936.7	4,866.6
Stockholders’ equity	1,331.6	1,103.3	1,091.2	1,059.4	949.5

SELECTED FINANCIAL RATIOS
(Loss)/return on average common stockholders’ equity[1]	(0.44)%	(2.17)%	16.68%	13.58%	17.59%
(Loss)/return on average assets	(0.04)	(0.20)	1.65	1.37	1.70
Average common equity to asset ratio	8.89	9.13	9.92	10.09	9.68
Net interest margin	3.08	3.28	3.67	3.79	3.71
Nonperforming asset ratio (including OREO5)	5.76	2.19	0.95	0.44	0.60
Loan loss reserve ratio[2]	2.80	1.63	1.19	1.16	1.24
Net charge-off ratio	1.21	0.57	0.26	0.24	0.14

CAPITAL RATIOS
Risk-based capital ratio	14.31%	13.97%	11.21%	12.10%	11.84%
Tier 1 risk-based capital ratio	9.86	9.24	7.73	8.25	7.43
Tier 1 leverage capital ratio	10.10	8.77	7.18	7.39	6.69
Tangible common equity to assets ratio	5.42	5.12	6.76	6.76	6.42

SELECTED STATISTICS
Assets under management[6]	$42,136.2	$36,504.3	$35,934.7	$31,222.9	$25,998.2
Staff members (full-time-equivalent)[2]	2,898	2,946	2,672	2,574	2,469

[1]	Does not include preferred stock and noncontrolling interest.

[2]	At year-end.

[3]	2008 and 2006 results included non-cash goodwill impairment write-downs of $66.9 million and $72.3 million, respectively.

[4]	2009 and 2008 results included securities write-downs of $77.5 million and $130.7 million, respectively.

[5]	Other real estate owned.

[6]	At Wilmington Trust. Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

18 Wilmington Trust Corporation	2009 Form-10-K
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Wilmington Trust Corporation, a financial holding company headquartered in Delaware, is a relationship management company that helps individual and institutional clients increase and preserve their wealth. Our company was founded by members of the du Pont family in 1903. Since then, we have been in the business of building long-term relationships with clients, investing in long-term growth for our company, and creating long-term value for shareholders.
We offer diversified financial services through three businesses:
•	Regional Banking Services. This business serves commercial clients throughout the mid-Atlantic region and consumer clients in the state of Delaware.
•	Wealth Advisory Services (WAS). This business serves high-net-worth clients throughout the United States and in 35 other countries.
•	Corporate Client Services (CCS). This business serves institutional clients in 89 countries.
Each of these businesses benefits from the expertise of the other two. Separately, they provide different kinds of services, have different geographic scopes, and target specific kinds of clients. Collectively, our three businesses generate a diversified mix of revenue that helps us withstand the effects of changing economic cycles.
Our company’s mission is to help our clients succeed. We are driven by the desire to achieve sustainable earnings growth and consistent profitability with low volatility. Our strategy is to deliver consistent results by:
•	Investing in businesses that have the most potential for long-term growth or high operating profit margins.
•	Being the market leader in each of our businesses.
•	Increasing profitability without compromising our overall risk profile.
Our company has succeeded throughout 106 years of economic cycles because we:
•	Have multiple sources of revenue.
•	Manage risk.
•	Regularly invest our capital for future growth.
•	Take a long-term view.
In the pages that follow, we summarize our 2009 performance and discuss each of our businesses in more detail. Throughout this report, we use “net (loss)/income” to mean “net (loss)/income attributable to Wilmington Trust Corporation.” Our comments in this report reflect our best estimates of the trends we know about, anticipate, and believe are relevant to future operations. In the future, however, actual results may differ from our estimates.
EXECUTIVE SUMMARY
There were many positive developments at our company in 2009. Our capital position remained strong, we continued to attract new clients as well as more business from existing clients, and we kept a tight rein on expenses. CCS had its best year ever, and core deposit balances at year-end 2009 were $7.1 billion, a record high.
These successes were not strong enough, however, to counter the recessionary pressures that affected all of our businesses, reduced revenue, and resulted in a net loss for the year of $4.4 million. After dividends and accretion on the preferred stock we issued to the U.S. Department of the Treasury in conjunction with our participation in the Capital Purchase Program (CPP), the 2009 net loss available to common shareholders was $22.7 million. The chief factors in this loss were:
•	An increase in the provision for loan losses, which reduced net interest income. This increase reflected higher levels of nonperforming loans and loan losses, as sluggish economic conditions continued to pressure commercial borrowers, especially in Delaware. The provision was $205.0 million for 2009, up from $115.5 million for 2008. For more information about this, read the credit risk discussion and Note 8, “Reserve for loan losses,” in this report.
•	Losses on securities that were determined to be other-than-temporarily impaired (OTTI) under U.S. generally accepted accounting principles (GAAP). Losses on OTTI securities reduced 2009 net income by approximately $49.8 million and earnings per diluted common share by approximately $0.72. For more information about this, read the investment securities portfolio discussion and Note 6, “Investment securities,” in this report.

Part II — Item 7 (continued)	19
In addition, there were other contributing factors. The low level of market interest rates compressed the net interest margin and reduced the fees we earn on money market mutual funds. Financial market volatility lowered the valuations of assets in client portfolios and depressed WAS revenue. Our Federal Deposit Insurance Corporation (FDIC) insurance premium expense rose to $22.5 million, up from $4.6 million for 2008.
Economic conditions in the mid-Atlantic region remained challenging. There were pockets of improvement, but they were uneven, and there were few indications that a broad recovery was underway.
Loan demand dropped sharply, as the regional economy challenged borrowers. In 2008, our loan balances rose by nearly $1 billion on an average-balance basis, and by more than $1 billion on a period-end basis. In comparison, the 2009 increase in loan balances, on average, was $43.5 million. On a period-end basis, loan balances at year-end 2009 were $651.9 million lower than at year-end 2008.
Our regulatory capital ratios continued to exceed the Federal Reserve’s minimums to be considered a well-capitalized institution. Given the economic environment, however, and the lack of earnings in 2009, we took steps to further enhance our capital position. We lowered assets by reducing our investment securities portfolio. The slower pace of loan growth also affected asset levels. In addition, we reduced our quarterly cash dividend twice in 2009.
On January 29, 2009, our Board of Directors reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share. On July 22, 2009, the Board reduced the quarterly cash dividend to $0.01 per common share. These reductions stemmed from our desire to act with an abundance of caution during this period of economic uncertainty. Since it is difficult to predict when, or how quickly, an economic recovery might occur, we are being conservative in managing our capital in order to have flexibility in a dynamic environment and to hasten our exit from the CPP.
Additional details about each of our three businesses and our 2009 performance are in the following sections of this report.
CHANGES IN FINANCIAL CONDITION
Our capital position remained strong in 2009 and 2008. All of our regulatory capital ratios were higher at year-end 2009 than at year-end 2008, and all continued to exceed the amounts required by the Federal Reserve to be considered a well-capitalized institution. This was true both including and excluding the $330 million in CPP funds we received in December 2008. Discussing regulatory capital ratios without the CPP funds is a non-GAAP disclosure. We believe this information is useful, and we include it here to provide a more complete picture of our capital position.
The decline in loan demand and the reduction in investment securities balances brought total assets at year-end 2009 to $11.1 billion, which was 10% lower than at year-end 2008. An increase in the reserve for loan losses also affected assets. The reserve, which is recorded as a reduction in assets, was $251.5 million at year-end 2009, up from $157.1 million at year-end 2008. Loans continued to account for the majority of earning assets.
Earning assets totaled $10.0 billion at year-end 2009, down 11% from $11.3 billion at year-end 2008. Our earning assets consist of loans, investment securities, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and Federal Home Loan Bank and Federal Reserve Bank stock.
Our assets at December 31, 2009, included $66.1 million in pre-paid FDIC deposit insurance premiums. For more information about this, read the expense discussion in this report.
Strong growth in core deposits in 2009, coupled with the decline in investment securities balances, reduced our need for non-core funding and changed the mix of liabilities on our balance sheet. Core deposits were $7.1 billion at year-end 2009, up 19% from year-end 2008. On an average daily balance basis, core deposits provided 71% of our funding in 2009, up from 53% in 2008.
Stockholders’ equity at year-end 2009 was $1.3 billion, a decrease of $27 million from year-end 2008. The main factors in this decrease were:
•	The net loss of $4.4 million.
•	$25.2 million in dividend payments on common stock and $18.3 million in dividend payments and accretion on preferred stock issued under the CPP.

20 Wilmington Trust Corporation	2009 Form-10-K
For more information about changes in our financial condition, read the following sections of this report:
•	The Regional Banking discussion.
•	The investment securities discussion and Note 6, “Investment securities.”
•	The capital resources discussion and Note 16, “Capital.”
•	The Consolidated Statements of Changes in Stockholders’ Equity.
INVESTMENT SECURITIES PORTFOLIO
We maintain an investment securities portfolio to generate cash flow, help manage interest rate risk, and provide collateral for deposits and other liabilities. We do not acquire or hold investment securities for trading purposes. There are no client funds in this portfolio.
Our investment securities portfolio consists primarily of short-term fixed income instruments, including U.S. Treasury securities, government agency bonds, mortgage-backed securities, corporate bonds, obligations of state and political subdivisions (primarily bonds issued by the state of Delaware and municipalities in Delaware), and other types of debt and equity securities. Our policy is to invest in securities that, at the time of purchase, have investment-grade ratings of A or better from Standard & Poor’s or Moody’s Investors Service.
INVESTMENT SECURITIES PORTFOLIO COMPOSITION

	2009		2008
		Percent of		Percent of
At year-end (dollars in millions)	Amount	portfolio	Amount	portfolio

U.S. Treasury securities	$232.8	27%	$41.4	3%
Government agency securities[1]	225.1	26	463.5	34
Obligations of state and political subdivisions	5.7	1	6.9	1
Collateralized mortgage obligations	51.2	6	189.8	14
Mortgage-backed debt securities	203.4	23	470.7	34
Trust-preferred securities:
Single-issue trust-preferred securities	57.7	7	57.0	4
Pooled trust-preferred securities	53.3	6	103.2	8

Total trust-preferred securities	111.0	13	160.2	12

Other preferred stock	23.9	3	17.1	1
Other marketable equity and debt securities	7.4	1	23.7	1

Total investment securities	$860.5	100%	$1,373.3	100%

Amount invested in fixed rate instruments	$723.6	84%	$1,189.0	87%

[1]	Includes $0.5 million of non-U.S. government agency securities.
We reduced the size of the portfolio in 2009 in order to improve our liquidity and because we had fewer deposits that required securities as collateral. To achieve this reduction, we sold some securities, and we did not replace others as they matured or were prepaid. Most of these securities were mortgage-backed and government agency securities.
While total investment securities balances decreased in 2009, investments in short-term U.S. Treasury securities increased. Most of this increase occurred in December 2009, when we opted to invest some of the cash held at the Corporation (holding company) level.
Write-downs on OTTI securities in 2009 also contributed to the portfolio shrinkage. In 2009, we recorded write-downs of $147.4 million and losses of $77.5 million on OTTI securities. In 2008, we recorded write-downs and losses of $130.7 million on OTTI securities.
Most of the write-downs and losses we recorded in 2009 and 2008 were on pooled trust-preferred securities (TruPS). A pooled trust-preferred security is a security that aggregates groups, or pools, of trust-preferred securities issued by banks, insurance companies, and other financial institutions into a single instrument. Many pooled TruPS declined in value in 2009 and 2008, mainly because economic conditions:
•	Rendered some of the underlying issuers in these pools incapable of meeting their associated cash flow obligations.
•	Created illiquidity in the market for these securities.

Part II — Item 7 (continued)	21
At December 31, 2009, the amortized cost of the pooled TruPS portfolio was $141.3 million; its carrying value was $53.3 million and its estimated fair value was $51.4 million.
All of our TruPS had investment-grade credit ratings when we initially purchased them, but were downgraded subsequently as their valuations declined. At December 31, 2009, 33 of the 38 pooled TruPS and two of the nine single-issue TruPS in our portfolio had below-investment-grade credit ratings from either Fitch Ratings or Moody’s Investors Service.
For more information about our TruPS portfolio, read Note 6, “Investment securities,” in this report.
Although investment securities balances decreased in 2009, the cash flow generated by the portfolio increased, due to higher levels of maturities within the portfolio and increases in short-term investments.
INVESTMENT SECURITIES CASH FLOWS

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions, on average)	2009	2008	2007	vs. 2008	vs. 2007

Approximate cash flow generated	$916.6	$565.2	$528.5	62%	7%

Maturities in the portfolio, the historically low level of market interest rates, and depressed valuations, primarily of OTTI TruPS, caused changes in the portfolio’s average life and duration. Excluding the TruPS, duration at December 31 would have been 1.38 for 2009 and 2008.
AVERAGE LIFE AND DURATION

As of December 31	2009	2008

Average life (in years)	6.23	6.32
Duration	(0.49)	(0.93)

For more information about our investment securities, valuations, and write-downs, read Note 6, “Investment securities,” and Note 14, “Fair value measurement of assets and liabilities,” in this report.
RESULTS OF OPERATIONS
We reported a net loss of $4.4 million for 2009, compared with a net loss of $23.6 million for 2008. These losses were a function of recessionary pressures that led to increases in securities losses and the provision for loan losses. The net loss available to common shareholders was affected by adjustments for dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued to the U.S. Department of the Treasury in conjunction with the CPP.
NET (LOSS)/INCOME AND EARNINGS PER SHARE

For the year ended December 31 (in millions, except share amounts)	2009	2008	2007

Net (loss)/income	$(4.4)	$(23.6)	$182.0
Dividends and accretion on preferred stock	$18.3	$0.9	$—
Net (loss)/income available to common shareholders	$(22.7)	$(24.5)	$182.0
Net (loss)/income available to common shareholders per fully diluted share	$(0.33)	$(0.36)	$2.64

The dividends and accretion on the preferred stock increased in 2009 because the preferred stock was outstanding for the full year, versus only a few weeks in 2008 (we sold the preferred stock to the U.S. Treasury on December 12, 2008). While the 2009 adjustment for dividends and accretion was higher, the net loss available to common shareholders was more favorable than for 2008, because our reported net loss for 2009 was lower. In 2008, the net loss included a $66.9 million impairment charge against the value of our investment in affiliate money manager Roxbury Capital Management (RCM).

22 Wilmington Trust Corporation	2009 Form-10-K
Despite the recessionary pressures, there were many positive developments in 2009. For example:
•	We gained new clients and strengthened relationships with existing clients. Our focus on client relationships distinguished us amid difficult economic conditions and disruption in the financial services industry.
•	CCS achieved its best results ever. CCS revenue and sales surpassed prior records in both 2009 and 2008. The retirement services acquisitions we completed in 2008 contributed to this growth, as did strong global corporate trust sales in a weak capital markets environment.
•	Our diversified mix of businesses and revenue streams helped us withstand the effects of the recession. Noninterest income, most of which is generated by WAS and CCS, continued to increase as a percentage of our total revenue.
Unfortunately, these positives were offset by changes in the economic landscape that reduced revenue. The factors that had the most significant effect on our operating results in 2009 and 2008 included:
•	The extent, depth, and prolonged nature of the recession. The downturn that began in 2008 and persisted throughout 2009 affected all three of our businesses negatively, but its most profound effect was on our Regional Banking business. Our net interest income decreased as new loan demand declined, and as an escalation in loan repayment problems led us to increase the provision and reserve for loan losses. The provision was $205.0 million for 2009, compared with $115.5 million for 2008, and $28.2 million for 2007.

On an average-balance basis, total loan balances increased less than 1% in 2009. In comparison, strong demand generated record-high loan growth in 2008. On average, loan balances for 2008 were 12% higher than for 2007.
•	Changes in the market interest rate environment. Market interest rates reached historic lows at the end of 2008 and remained there throughout 2009. This caused declines in net interest income and compression in our net interest margin. At 3.08%, the margin for 2009 was 20 basis points lower than for 2008. In addition to reducing net interest income, the interest rate environment reduced the management fees we earn on money market mutual funds. In the 2009 second quarter, as yields on our money market mutual funds fell, we began to waive our management fees on these funds. These waivers reduced 2009 revenue by approximately $10.6 million.
•	Volatility and disruption in the financial markets. Conditions in the financial markets negatively affected the valuations of assets in client portfolios and in our own investment securities portfolio, which affected our results in several ways.

Most of our WAS revenue comes from fees that are based on the valuations of assets in client portfolios. When those valuations decrease, there is a corresponding decrease in the associated fees. Compounding the lower asset valuations was the fact that volatility in the equity markets prompted many clients to invest a larger portion of their assets into fixed income instruments. This shift reduced WAS revenue because, in general, the pricing on our fixed income and cash management services is lower than our pricing on equity investment management services.
The market volatility also affected valuations in retirement plan assets we manage or hold in custody, which muted growth in the CCS retirement services business.
In our investment securities portfolio, market conditions and valuation declines led us to determine that some of our investment securities were OTTI, which increased securities losses. On an after-tax basis, OTTI securities losses reduced 2009 net income by approximately $49.8 million and earnings by approximately $0.72 per common share.
We discuss these dynamics in greater detail in the following sections of this report.
NET INTEREST INCOME
Net interest income is the difference between the interest we earn on earning assets (such as loans and investment securities) and the interest we pay on interest-bearing liabilities (such as deposits and other borrowings). Most of our net interest income is generated by loan and deposit activity in our Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services.
NET INTEREST INCOME

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Interest income	$437.2	$611.4	$722.2	(28)%	(15)%
Interest expense	119.0	253.7	353.3	(53)%	(28)%

Net interest income	$318.2	$357.7	$368.9	(11)%	(3)%
Provision for loan losses	(205.0)	(115.5)	(28.2)	77%	310%

Net interest income after the provision for loan losses	$113.2	$242.2	$340.7	(53)%	(29)%

Part II — Item 7 (continued)	23
The main factors in the 2009 and 2008 decreases in net interest income were:
•	The market interest rate environment, which compressed the net interest margin.
•	The reduction in investment securities balances.
•	The increase in the provision for loan losses, which is recorded as a reduction in net interest income.
•	Higher levels of nonaccruing loans, which reduced the interest income we expected to receive in 2009 by $8.6 million.
EFFECT OF NONACCRUING LOANS ON INTEREST INCOME

For the year ended December 31 (in millions)	2009	2008	2007

Nonaccruing loans at December 31	$455.6	$196.4	$52.5
Interest income that would have been recognized under original terms	$11.5	$5.0	$3.4
Interest income actually received	$2.9	$4.3	$2.1

NET INTEREST MARGIN
The net interest margin measures the difference, or “spread,” between the yields we earn on earning assets and the rates we pay on interest-bearing liabilities. Our net interest margin is affected by the magnitude of changes in market interest rates and the pace at which those changes occur.
In 2009, our margin benefited from growth in core deposit balances, which lowered our funding costs because it reduced our need for national brokered CDs and other non-core funding. In addition, we implemented interest rate minimums for new and renewing loans. These positives, however, were unable to offset the effects of the near-zero interest rate environment.
NET INTEREST MARGIN

For the year ended December 31	2009	2008	2007

Net interest margin	3.08%	3.28%	3.67%

The primary pressures on the margin in 2009 and 2008 were:
•	The historically low level of market interest rates. The target federal funds rate was stable at 5.25% between June 2006 and August 2007, a period of 14 months. Then, in August 2007, the Federal Open Market Committee (FOMC) began to reduce rates. By year-end 2007, the FOMC had lowered the target federal funds rate to 4.25%. The FOMC made seven more rate reductions in 2008, ultimately setting the target rate at a range of 0.00% to 0.25%, a historic low. The target rate remained at this level throughout 2009.
This lowered our interest expense, but it also reduced our interest income. The average yield on earning assets for 2009 fell to 4.22%, a decrease of 136 basis points from 2008. The average rate on the cost of funds decreased to 1.14%, a decrease of 116 basis points from 2008. Consequently, our margin for 2009 declined 20 basis points to 3.08%. Our margin for 2008 did not reflect the full extent of the 2008 rate cuts, because three of the seven cuts the FOMC made that year did not occur until the 2008 fourth quarter.
•	Our asset-sensitive interest rate risk position. For more information about this, read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.
WILMINGTON TRUST PRIME LENDING RATE

As of and for the year ended December 31	2009	2008	2007

At year-end	4.00%	4.00%	7.50%
On average	4.00%	5.15%	8.07%

Our prime lending rate serves as a point of reference for a substantial number of our commercial floating rate loans.

24 Wilmington Trust Corporation	2009 Form-10-K
FIVE-YEAR SUMMARY OF NET INTEREST INCOME

	2009
	Average	Income/	Average
(dollars in millions; rates on a tax-equivalent basis)	balance	expense	rate

ASSETS
Interest-bearing deposits in other banks	$212.4	$0.6	0.27%
Federal funds sold and securities purchased under agreements to resell	22.4	0.1	0.50

Total short-term investments	234.8	0.7	0.30

U.S. Treasury securities	54.4	0.3	0.64
Government agency securities	247.1	8.2	3.30
Obligations of state and political subdivisions[1]	6.2	0.5	8.77
Preferred stock[1]	20.5	1.9	9.03
Mortgage-backed securities	354.2	15.7	4.44
Other securities[1]	211.8	10.0	4.71

Total investment securities	894.2	36.6	4.09
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	24.8	0.4	1.72
Commercial, financial, and agricultural loans	2,732.0	116.4	4.26
Real estate – construction loans	1,958.3	69.4	3.54
Commercial mortgage loans	2,007.8	87.5	4.36

Total commercial loans	6,698.1	273.3	4.08
Residential mortgage loans	501.0	27.6	5.50
Consumer loans	1,565.2	87.9	5.61
Loans secured with investments	479.2	12.5	2.62

Total retail loans	2,545.4	128.0	5.03
Total loans[1,2]	9,243.5	401.3	4.34
Total earning assets at historical cost	10,397.3
Fair value adjustment on securities available for sale	(38.4)
Total earning assets	10,358.9	439.0	4.22
Other assets	990.3

Total assets	$11,349.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$908.3	11.8	1.30%
Interest-bearing demand deposits	3,164.9	11.8	0.37
Certificates under $100,000	1,072.5	30.0	2.80
Local certificates $100,000 and over	176.7	4.4	2.49

Core interest-bearing deposits	5,322.4	58.0	1.09
National brokered certificates	1,333.2	24.0	1.80

Total interest-bearing deposits	6,655.6	82.0	1.23
Federal funds purchased and securities sold under agreements to repurchase	1,311.9	3.5	0.27
U.S. Treasury demand deposits	3.7	–	–
Line of credit and other debt	7.6	0.5	6.17

Total short-term borrowings	1,323.2	4.0	0.30

Long-term debt	463.0	33.0	7.13

Total interest-bearing liabilities	8,441.8	119.0	1.41
Demand deposits	1,167.9
Other noninterest funds	787.6

Total funds used to support earning assets	10,397.3	119.0	1.14
Noncontrolling interest	0.3
Wilmington Trust stockholders’ equity	1,331.3
Equity used to support earning assets	(787.6)
Other liabilities	407.9

Total liabilities and stockholders’ equity	$11,349.2
Net interest income/margin[3]		320.0	3.08%
Tax-equivalent adjustment		(1.8)

Net interest income		$318.2

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all years.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note: Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Part II — Item 7 (continued)	25

2008			2007			2006			2005
Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
balance	expense	rate	balance	expense	rate	balance	expense	rate	balance	expense	rate

$94.0	$1.4	1.51%	$4.4	$0.3	6.95%	$2.9	$0.1	4.16%	$1.0	$0.1	6.44%
32.7	0.5	1.67	34.0	1.7	5.01	49.9	2.6	5.09	32.7	1.0	3.30

126.7	1.9	1.55	38.4	2.0	5.23	52.8	2.7	5.04	33.7	1.1	3.39

60.7	1.8	2.97	103.8	4.0	3.82	159.1	6.0	3.76	125.7	3.9	3.05
485.6	23.0	4.73	659.5	31.3	4.75	485.9	20.4	4.20	366.8	14.1	3.85
8.8	0.7	8.10	14.5	1.1	7.48	9.8	0.9	8.80	11.2	1.0	8.75
41.8	3.2	7.60	68.5	5.3	7.76	90.6	6.9	7.65	93.1	6.9	7.50
705.5	31.7	4.50	668.3	28.4	4.25	792.7	32.9	4.15	942.0	38.4	4.07
355.5	16.9	4.74	377.5	24.1	6.36	386.1	23.6	6.14	344.3	16.5	4.79

1,657.9	77.3	4.66	1,892.1	94.2	4.97	1,924.2	90.7	4.72	1,883.1	80.8	4.29
22.2	0.7	3.28	12.4	0.4	3.59	9.1	0.6	6.23	13.3	0.4	3.28
2,814.6	165.4	5.88	2,485.7	194.0	7.81	2,437.4	189.6	7.78	2,462.1	152.2	6.19
1,860.6	102.3	5.50	1,731.9	144.4	8.34	1,516.8	128.5	8.47	982.3	67.4	6.87
1,694.1	100.2	5.91	1,382.2	109.6	7.93	1,240.8	97.6	7.87	1,229.1	79.3	6.46

6,369.3	367.9	5.77	5,599.8	448.0	8.00	5,195.0	415.7	8.00	4,673.5	298.9	6.40
562.0	32.0	5.70	556.3	32.5	5.84	495.2	28.7	5.80	438.6	25.9	5.89
1,728.7	110.9	6.42	1,526.6	113.2	7.41	1,458.2	104.6	7.18	1,329.3	84.8	6.38
540.0	23.5	4.35	529.3	35.8	6.76	551.4	36.1	6.54	605.7	28.6	4.72

2,830.7	166.4	5.88	2,612.2	181.5	6.95	2,504.8	169.4	6.76	2,373.6	139.3	5.86
9,200.0	534.3	5.81	8,212.0	629.5	7.67	7,699.8	585.1	7.60	7,047.1	438.2	6.22
11,006.8			10,154.9			9,685.9			8,977.2
(96.7)			(28.6)			(40.2)			(19.8)
10,910.1	614.2	5.58	10,126.3	726.1	7.15	9,645.7	679.1	7.01	8,957.4	520.5	5.80
971.1			871.1			849.4			845.6

$11,881.2			$10,997.4			$10,495.1			$9,803.0

$779.3	17.7	2.28%	$500.1	11.8	2.35%	$311.4	1.3	0.41%	$344.9	0.9	0.27%
2,470.4	18.9	0.77	2,400.2	33.7	1.40	2,365.1	26.5	1.12	2,303.8	19.9	0.86
1,006.3	35.2	3.49	1,010.1	43.6	4.32	979.4	36.5	3.73	824.4	21.1	2.56
299.5	10.9	3.63	412.7	19.8	4.80	521.7	23.3	4.48	401.5	12.1	3.01

4,555.5	82.7	1.81	4,323.1	108.9	2.52	4,177.6	87.6	2.10	3,874.6	54.0	1.39
2,846.3	100.0	3.51	2,756.7	148.1	5.37	2,803.9	143.7	5.12	2,306.6	77.4	3.36

7,401.8	182.7	2.47	7,079.8	257.0	3.63	6,981.5	231.3	3.31	6,181.2	131.4	2.13
1,810.5	38.0	2.10	1,465.0	68.4	4.67	1,116.2	53.2	4.77	1,096.3	35.1	3.20
18.5	0.2	1.28	9.8	0.5	4.77	11.1	0.5	4.77	11.5	0.3	3.04
54.5	3.5	6.52	93.4	7.9	8.45	8.5	0.5	5.95	–	–	–

1,883.5	41.7	2.22	1,568.2	76.8	4.90	1,135.8	54.2	4.77	1,107.8	35.4	3.20

418.3	29.3	7.01	307.3	19.5	6.33	394.4	26.2	6.65	405.5	20.9	5.15

9,703.6	253.7	2.61	8,955.3	353.3	3.95	8,511.7	311.7	3.66	7,694.5	187.7	2.44
778.1			722.4			759.1			992.0
525.1			477.2			415.1			290.7

11,006.8	253.7	2.30	10,154.9	353.3	3.48	9,685.9	311.7	3.22	8,977.2	187.7	2.09
0.2			0.2			0.3			0.2
1,103.1			1,091.0			1,059.1			949.3
(525.1)			(477.2)			(415.1)			(290.7)
296.2			228.5			164.9			167.0

$11,881.2			$10,997.4			$10,495.1			$9,803.0
	360.5	3.28%		372.8	3.67%		367.4	3.79%		332.8	3.71%
	(2.8)			(3.9)			(4.3)			(3.9)

	$357.7			$368.9			$363.1			$328.9

26 Wilmington Trust Corporation	2009 Form-10-K
CHANGES IN NET INTEREST INCOME DUE TO VOLUME AND RATE

	2009/2008			2008/2007
	Increase/(decrease) due to change in			Increase/(decrease) due to change in
(in millions)	Volume[2]	Rate[3]	Total	Volume[2]	Rate[3]	Total

Interest income:
Time deposits in other banks	$1.8	$(2.6)	$(0.8)	$6.2	$(5.1)	$1.1
Federal funds sold and securities purchased under agreements to resell	(0.2)	(0.2)	(0.4)	(0.1)	(1.1)	(1.2)

Total short-term investments	1.6	(2.8)	(1.2)	6.1	(6.2)	(0.1)

U.S. Treasury securities	(0.2)	(1.3)	(1.5)	(1.6)	(0.6)	(2.2)
Government agency securities	(11.3)	(3.5)	(14.8)	(8.3)	–	(8.3)
State and municipal securities[1]	(0.2)	–	(0.2)	(0.4)	–	(0.4)
Preferred stock[1]	(1.6)	0.3	(1.3)	(2.1)	–	(2.1)
Mortgage-backed securities	(15.8)	(0.2)	(16.0)	1.6	1.7	3.3
Other securities[1]	(6.8)	(0.1)	(6.9)	(1.4)	(5.8)	(7.2)

Total investment securities	(35.9)	(4.8)	(40.7)	(12.2)	(4.7)	(16.9)

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	0.1	(0.4)	(0.3)	0.4	(0.1)	0.3

Commercial, financial, and agricultural loans[1]	(4.9)	(44.1)	(49.0)	25.7	(54.3)	(28.6)
Real estate-construction loans	5.4	(38.3)	(32.9)	10.7	(52.8)	(42.1)
Commercial mortgage loans[1]	18.5	(31.2)	(12.7)	24.7	(34.1)	(9.4)

Total commercial loans	19.0	(113.6)	(94.6)	61.1	(141.2)	(80.1)

Residential mortgage loans	(3.5)	(0.9)	(4.4)	0.3	(0.8)	(0.5)
Consumer loans	(10.5)	(12.5)	(23.0)	15.0	(17.3)	(2.3)
Loans secured with investments	(2.6)	(8.4)	(11.0)	0.7	(13.0)	(12.3)

Total retail loans	(16.6)	(21.8)	(38.4)	16.0	(31.1)	(15.1)

Total loans net of unearned income	2.4	(135.4)	(133.0)	77.1	(172.3)	(95.2)

Total interest income	$(31.8)	$(143.4)	$(175.2)	$71.4	$(183.3)	$(111.9)

Interest expense:
Savings deposits	$2.9	$(8.8)	$(5.9)	$6.6	$(0.7)	$5.9
Interest-bearing demand deposits	5.3	(12.4)	(7.1)	1.0	(15.8)	(14.8)
Certificates under $100,000	2.3	(7.5)	(5.2)	(0.2)	(8.2)	(8.4)
Local certificates $100,000 and over	(4.5)	(2.0)	(6.5)	(5.4)	(3.5)	(8.9)

Total core interest-bearing deposits	6.0	(30.7)	(24.7)	2.0	(28.2)	(26.2)
National brokered certificates	(53.1)	(22.9)	(76.0)	4.8	(52.9)	(48.1)

Total interest-bearing deposits	(47.1)	(53.6)	(100.7)	6.8	(81.1)	(74.3)

Federal funds purchased and securities sold under agreements to repurchase	(10.5)	(24.0)	(34.5)	16.1	(46.5)	(30.4)
U.S. Treasury demand deposits	(0.2)	–	(0.2)	0.4	(0.7)	(0.3)
Line of credit and other debt	(3.1)	0.1	(3.0)	(3.3)	(1.1)	(4.4)

Total short-term borrowings	(13.8)	(23.9)	(37.7)	13.2	(48.3)	(35.1)

Long-term debt	3.1	0.6	3.7	7.0	2.8	9.8

Total interest expense	$(57.8)	$(76.9)	$(134.7)	$27.0	$(126.6)	$(99.6)

Changes in net interest income	$26.0	$(66.5)	$(40.5)	$44.4	$(56.7)	$(12.3)

[1]	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Part II — Item 7 (continued)	27
NONINTEREST INCOME
Noninterest income is income that is generated by fees we charge for services we provide. The pricing on these fees can be based on the valuations of assets in client portfolios, the level and complexity of services we provide, and other factors. In some cases, such as with money market mutual fund fees, the pricing can be related to market interest rates.
The WAS and CCS businesses generate most of our noninterest income. The Regional Banking business also generates non-interest income in the form of service charges, loan fees, and other types of fees. In addition, all of the revenue we receive from our investments in CRM and RCM is noninterest income. Noninterest income also includes securities gains and losses.
Noninterest income increased in 2009 as a percentage of total net interest and noninterest revenue, because:
•	Net interest income decreased.
•	CCS and WAS expansion initiatives we have undertaken in recent years generated additional business.
NONINTEREST INCOME

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Noninterest income before securities (losses)/gains	$423.5	$423.0	$385.9	—%	10%
Securities gains, net of losses	13.6	0.1	0.1	N/M	—%
Net other-than-temporary impairment losses recognized in income	(77.5)	(130.7)	—	41%	N/M

Noninterest income	$359.6	$292.4	$386.0	23%	(24)%

Record-high revenue from CCS in 2009 was offset by negative market effects on WAS revenue, which is why 2009 noninterest income before securities losses was relatively unchanged from 2008. Noninterest income after securities losses was higher for 2009 than for 2008, because losses on investment securities that were determined to be OTTI were lower in 2009 than in 2008.
Noninterest income for 2008 included $5.5 million for Visa Inc.’s repurchase of shares owned by its U.S. member banks. For more information about this, read Note 13, “Commitments and contingencies,” in this report.
EXPENSES
We continued to manage expenses carefully. Our total noninterest expense for 2008 included a $66.9 million goodwill impairment write-down on the value of our investment in affiliate money manager RCM. For more information about this, read Note 4, “Affiliates and acquisitions,” in this report.
We believe that comparing amounts that exclude the RCM write-down is a more relevant measure of expense trends.
SELECTED NONINTEREST EXPENSES

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Full-time-equivalent staff members	2,898	2,946	2,672	(2)%	10%
Staffing-related expenses	$287.4	$296.1	$270.6	(3)%	9%
Retirement services subadvisor expense	$29.5	$9.6	$0.1	207%	N/M
Insurance expense	$26.1	$8.4	$4.4	211%	91%
Total noninterest expense before impairment	$512.5	$492.8	$444.1	4%	11%
Goodwill impairment write-down	$—	$66.9	$—	(100)%	N/M
Total noninterest expense	$512.5	$559.7	$444.1	(8)%	26%

28 Wilmington Trust Corporation	2009 Form-10-K
Excluding the RCM write-down, noninterest expense for 2009 was 4% higher than for 2008. Two items accounted for most of this increase:
•	Higher retirement services subadvisor expense, which is associated with the retirement services acquisitions we completed in 2008. The percentage increase in this expense line is skewed because our 2008 results did not reflect a full 12 months of expense from these acquisitions. (We completed one in April 2008 and one in October 2008). This expense growth was offset by revenue growth in CCS retirement services revenue.
•	Higher Federal Deposit Insurance Corporation (FDIC) premium expense. Our FDIC insurance premium expense for 2009 was $22.5 million, compared with $4.6 million for 2008 and $1.0 million for 2007. The 2009 increase reflected:
•	An industry-wide increase in premiums, which the FDIC instituted in January 2009.

•	A revision in the methodology the FDIC uses to calculate premiums.

•	A special assessment the FDIC levied on all banks in the 2009 second quarter.

•	The growth in our deposit balances.
In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform 3-basis-point increase in assessment rates that will take effect on January 1, 2011. In December 2009, we paid $70.8 million in prepaid risk-based assessments, which included $4.7 million related to the fourth quarter of 2009 that otherwise would have been payable in the first quarter of 2010. This amount is included in our deposit insurance expense for 2009. The remaining $66.1 million in pre-paid deposit insurance is included in other assets on our balance sheet as of December 31, 2009.
Staffing-related expenses continued to represent our largest concentration of costs. (Interest expense is our second largest expense item.) Staffing-related expenses were lower for 2009 than for 2008, primarily because:
•	Incentive and bonus expense was lower, as accrued amounts were adjusted to reflect actual and expected payments.
•	The number of staff members decreased. Most of this decrease resulted from attrition and the closure in March 2009 of our conduit services business.
We recorded an income tax benefit for 2009 that reflected reconciliations between our estimates of taxes due and amounts we actually paid. For more information about this, read Note 20, “Income taxes,” in this report.
INCOME TAXES AND TAX RATE

For the year ended December 31 (dollars in millions)	2009	2008	2007

Pre-tax (loss)/income before noncontrolling interest	$(39.7)	$(25.1)	$282.6
Income tax (benefit)/expense	$(36.5)	$(2.0)	$99.7
Effective tax rate	91.94%	7.97%	35.28%

Income tax expense and the effective tax rate in 2009 changed from 2008 mainly because:
•	Taxes we paid were lower than the estimated amounts we previously recorded, which reduced tax expense by approximately $7.9 million.
•	Changes in state rates provided a tax benefit of approximately $1.7 million.
•	The expectation that more of a subsidiary’s deferred state tax asset will be recognized in the future resulted in a valuation allowance reduction of approximately $2.3 million.
•	Approximately $4.0 million of a deferred tax asset we wrote off in 2008 was restored, because of the decline in the uncertainty surrounding the deductibility of executive compensation as a result of our participation in the CPP.
•	Approximately $3.0 million of tax reserves was released, due to completion of tax audits or the expiration of the statute of limitations.
Income tax expense and the effective tax rate in 2008 reflected:
•	An impairment charge for RCM, which generated a tax benefit of approximately $26.5 million for the subsidiary that holds our investment in RCM.
•	The write-off of approximately $4.0 million of deferred tax assets related to executive compensation as a result of our participation in the CPP and the uncertainty surrounding the deductibility of that compensation.

Part II — Item 7 (continued)	29
OPERATING RESULTS
We reported a net loss for 2009 largely because of the OTTI securities losses we recorded during the year. On an operating basis (excluding losses on OTTI securities), we were profitable for the 2009 full year. Operating net income was $45.4 million and operating earnings were $0.39 per diluted common share. Except for the securities losses, the dynamics that affected operating results for the year were the same as the factors that affected reported results.
OPERATING RESULTS

For the year ended December 31 (in millions)	2009	2008	2007

Net (loss)/income	$(4.4)	$(23.6)	$182.0
Impairments	77.5	197.6	—
Applicable income tax (benefit)/expense	(27.7)	(74.6)	—

Operating results	$45.4	$99.4	$182.0

OPERATING PER-SHARE RESULTS

(on a fully diluted basis)	2009	2008	2007

Per-share (loss)/income	$(0.33)	$(0.36)	$2.64
Per-share loss of impairments, after tax	(0.72)	(1.82)	—

Per-share earnings applicable to operating results	$0.39	$1.46	$2.64

We believe our operating results demonstrate the core earnings potential inherent in our diversified business mix. Because we have the CCS and WAS businesses, we were able to absorb a $205.0 million loan loss provision and still record an operating profit.
Operating results do not conform with U.S. generally accepted accounting principles (GAAP), but we believe that these non-GAAP measures:
•	Provide a more relevant and comparative basis on which to measure ongoing business activities and evaluate our performance.
•	Help investors and analysts develop more meaningful and accurate analyses of trends in our core business operations.
Some limitations are inherent in presenting operating results. While we believe these disclosures help investors understand the dynamics of the company, these disclosures may not offer relevant comparisons to the operating results of other companies. Other companies might use different measures and/or calculate them differently.
We compensate for these limitations by providing a detailed reconciliation between GAAP reported results and non-GAAP operating results. The presentation of non-GAAP financial measures should be viewed as supplemental information and not as a substitute for financial results determined in accordance with GAAP.
REGIONAL BANKING
OVERVIEW
Our Regional Banking business serves clients in the mid-Atlantic region. We define this region as the state of Delaware and the parts of Pennsylvania, New Jersey, and Maryland that are within approximately 150 miles of our Wilmington headquarters.
We provide consumer banking services to, and gather most of our core deposits from, clients in Delaware. We have 48 branch offices in Delaware. We make the public aware of our consumer banking products mainly through newspaper advertising and direct mail.
We provide commercial banking services to clients throughout the mid-Atlantic region, principally in areas adjacent to the I-95 corridor between Princeton, New Jersey, and Baltimore, Maryland. We target our commercial banking services to family-owned or closely held businesses in this region with annual sales of up to $250 million, and with whom we can develop long-term banking and wealth management relationships. In addition to our branch offices in Delaware, we have five commercial banking offices in southeastern Pennsylvania, two in New Jersey, and two in Maryland.

30 Wilmington Trust Corporation	2009 Form-10-K
The majority of our commercial loans are in amounts of $10 million or less. This reflects our focus on privately held and family owned business clients, and the loan amounts they tend to need. In general, most of our commercial borrowers concentrate their banking relationships with us.
Our commercial banking offices outside of Delaware are primarily sales offices. In these offices, commercial banking and WAS staff members work together in teams. Many of our commercial banking clients are also WAS clients. We have no traditional bank branch offices outside of Delaware.
Because we offer commercial banking services in a four-state region, but focus our consumer banking activities in just one:
•	Most of our loans are commercial loans.
•	Most of our core deposits are from clients in Delaware.
Our Regional Banking business benefits from a number of competitive advantages. Chief among these is our focus on long-term client relationships, not transactions. In addition, we are among a dwindling number of banks headquartered in the mid-Atlantic region, and we are one of only three Delaware-headquartered banks that offer services statewide.
We prefer to originate loans ourselves, rather than purchase loans from brokers or other banks. In general, we do not pursue syndicated lending opportunities.
We consider average loan and deposit balances, rather than period-end balances, to be the better indicator of trends in the Regional Banking business. This is because average balances represent client activity over the longer term. This is especially true of core deposit balances, which can be skewed by large short-term deposits that Corporate Client Services clients may make at the ends of reporting periods.
Most of the income our Regional Banking business generates is net interest income. Regional Banking also generates noninterest income in the form of loan and deposit service charges.
THE MID-ATLANTIC ECONOMY
Our Regional Banking business is affected by economic conditions in the mid-Atlantic region. The economy in this region is broadly diversified among the life sciences, financial services, pharmaceutical, government, health care, education, construction, manufacturing, retail, agriculture, military, and tourism industry sectors. Historically, this diversification has provided a degree of economic stability and helped the region withstand the effects of a downturn in any single sector.
The unemployment rate in both Delaware and Pennsylvania was 9% in December 2009, better than the U.S. national average of 10%, but economic conditions overall remained challenging, due to the protracted nature of the recession. These conditions affected our loan balances and credit metrics in 2009 and 2008. For more information about this, read the rest of this Regional Banking discussion and the credit quality discussion in this report.
Delaware’s economy has benefited from population growth in recent years. For the 12 months ended July 1, the U.S. Census Bureau ranked Delaware as the 19th fastest-growing state in 2009, the 13th fastest-growing in 2008, and the 14th-fastest growing in 2007. Many residents have been attracted by Delaware’s real estate taxes, which are considerably lower than those of surrounding states, and lack of sales tax.
We expect the regional economy to benefit from the U.S. military’s Base Realignment and Closure (BRAC) initiative. Part of this initiative will increase operations and add jobs at military bases in Maryland. One of these bases is Aberdeen Proving Ground in Harford County, Maryland, which is midway between Wilmington and Baltimore. Harford County officials estimate BRAC will add 8,200 high-paying jobs at the base and as many as 10,000 additional off-base jobs over the next few years.

Part II — Item 7 (continued)	31
2009 HIGHLIGHTS
In 2009, the Regional Banking business experienced muted demand for new loans, strong growth in core deposit balances, and higher levels of nonperforming loans and loan charge-offs. For more information about our credit quality metrics, read the credit risk discussion in this report.
CHANGES IN AVERAGE BALANCES

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions, on average)	2009	2008	2007	vs. 2008	vs. 2007

Commercial loans	$6,698.1	$6,369.3	$5,599.8	5%	14%
Consumer and other retail loans	2,545.4	2,830.7	2,612.2	(10)%	8%

Total loans	$9,243.5	$9,200.0	$8,212.0	—%	12%

Core deposits	$6,490.3	$5,333.6	$5,045.5	22%	6%

Following 12% growth in 2008, loan balances, on average, increased less than 1% in 2009. On a period-end basis, loan balances were lower than at year-end 2008. Loan balances were affected in 2009 by:
•	New loan volumes that were too low to offset maturing loans.
•	Net charge-offs and transfers to other real estate owned.
•	A decrease in consumer loans, due mainly to a decline in indirect automobile loan balances.
•	Several large commercial loan repayments.
•	Sales of residential mortgage loans.
Commercial mortgage loans accounted for most of the 2009 loan growth. Commercial construction and commercial mortgage loans increased as a percentage of total loans outstanding in 2009, because retail loan balances decreased. Approximately 79% of total loans outstanding at December 31, 2009, had floating rates, up from 74% at year-end 2008.
LOAN BALANCES

At December 31 (in millions)	2009	2008	2007	2006	2005

Commercial, financial, and agricultural loans	$2,627.0	$2,966.3	$2,594.9	$2,533.5	$2,461.3
Commercial real estate — construction loans	1,956.4	1,923.8	1,780.4	1,663.9	1,233.9
Commercial mortgage loans	2,102.3	1,870.2	1,463.4	1,296.1	1,223.9
Residential mortgage loans	431.0	571.2	562.0	536.9	455.5
Consumer loans	1,408.9	1,732.9	1,571.6	1,517.0	1,438.3
Loans secured with investments[1]	441.6	554.7	503.5	547.5	584.8

Total loans	$8,967.2	$9,619.1	$8,475.8	$8,094.9	$7,397.7

[1]	Loans secured with investments are mainly loans to WAS clients. They do not indicate trends in the Regional Banking business.
LOAN PORTFOLIO COMPOSITION ON A PERCENTAGE BASIS

At December 31	2009	2008	2007	2006	2005

Commercial, financial, and agricultural loans	29%	31%	31%	31%	33%
Real estate — construction loans	22	20	21	21	17
Commercial mortgage loans	23	19	17	16	17
Residential mortgage loans	5	6	6	6	6
Consumer loans	16	18	19	19	19
Loans secured with investments	5	6	6	7	8

Total	100%	100%	100%	100%	100%

32 Wilmington Trust Corporation	2009 Form-10-K
GEOGRAPHIC SOURCES OF LOANS

As of December 31	2009	2008	2007

Percent from Delaware market	54%	54%	57%
Percent from Pennsylvania market	23%	23%	23%
Percent from Maryland market	10%	10%	10%
Percent from New Jersey market	8%	7%	5%
Percent from other markets	5%	6%	5%

For information about Regional Banking profitability, read Note 23, “Segment reporting,” in this report.
COMMERCIAL LENDING
Commercial loan balances, on average, were 5% higher for 2009 than for 2008. On a period-end basis, commercial loan balances were 1% lower at year-end 2009 than at year-end 2008. Balances of commercial construction and mortgage loans rose, but these increases were offset by:
•	A decrease in commercial, financial, and agricultural loans.
•	An increase in net charge-offs.
•	New loan volumes that were too low to offset maturing loans.
•	Several large commercial loan repayments.
COMMERCIAL LOAN BALANCES

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions, on average)	2009	2008	2007	vs. 2008	vs. 2007

Commercial, financial, and agricultural loans	$2,732.0	$2,814.6	$2,485.7	(3)%	13%
Commercial real estate — construction loans	1,958.3	1,860.6	1,731.9	5%	7%
Commercial mortgage loans	2,007.8	1,694.1	1,382.2	19%	23%

Total commercial loans	$6,698.1	$6,369.3	$5,599.8	5%	14%

Most of our commercial loans continued to come from clients in Delaware.
GEOGRAPHIC SOURCES OF COMMERCIAL LOANS

As of December 31	2009	2008	2007

Percent from Delaware market	54%	55%	58%
Percent from Pennsylvania market	25%	26%	27%
Percent from Maryland market	10%	9%	8%
Percent from New Jersey market	8%	7%	5%
Percent from other markets	3%	3%	2%

At year-end 2009:
•	59% of commercial loans were scheduled to mature within five years.
•	73% of total commercial loans outstanding were for amounts of $10 million or less.
•	91% of commercial loans had floating rates.
•	Of commercial loans with floating rates, 53% were tied to a prime rate, and 39% were tied to the 30-day London interbank offered rate (Libor).

Part II — Item 7 (continued)	33
COMMERCIAL LOAN MATURITIES AND INTEREST RATE SENSITIVITIES

	Less than	1 through	More than	Total gross
As of December 31, 2009 (in millions)	1 year	5 years	5 years	loans

Commercial, financial, and agricultural loans	$1,099.4	$867.9	$659.7	$2,627.0
Commercial real estate — construction loans	118.4	1,327.6	510.4	1,956.4
Commercial mortgage loans	5.1	512.0	1,585.2	2,102.3

Total	$1,222.9	$2,707.5	$2,755.3	$6,685.7

Commercial loans with fixed rates	$16.6	$151.4	$461.9	$629.9
Commercial loans with floating rates	1,206.3	2,556.1	2,293.4	6,055.8

Total	$1,222.9	$2,707.5	$2,755.3	$6,685.7

COMMERCIAL LOANS BY LOAN AMOUNT1

As of December 31	2009	2008	2007

Less than $250,000	3%	3%	3%
$250,000 to $1 million	10%	10%	11%
$1 million to $5 million	38%	36%	37%
$5 million to $10 million	22%	24%	25%
$10 million to $20 million	18%	18%	18%
More than $20 million	9%	9%	6%

1     Aggregated by Employer Identification Number or Social Security Number
COMMERCIAL REAL ESTATE-RELATED LOANS
The commercial construction and commercial mortgage loans we make are to established, middle-market business owners who have experienced a variety of economic cycles. Our commercial real estate borrowers are based – and their projects are located – in the mid-Atlantic region. In general, we do not lend to large developers who conduct business throughout the United States.
In general, we do not provide financing for high-rise once buildings, regional shopping malls, or speculative projects. We do very little condominium construction or conversion financing. Very little of our portfolio is associated with beachfront property.
Office projects we finance are typically warehouses, industrial properties, or low-rise office buildings for medical, legal, and other professional services providers. Retail projects we finance are typically community shopping centers anchored by grocery or drug stores.
Most of our commercial mortgage loans are for owner-occupied properties in Delaware. Most of our commercial construction loans are for single-family housing developments in Delaware. Most of the growth in commercial construction and commercial mortgage balances in recent years reflected the need for housing, services, and amenities to support population growth in Delaware.
For more information about our exposure to commercial real estate-related loans, read the credit risk discussion and Note 7, “Loan concentrations,” in this report.
COMMERCIAL MORTGAGE LOANS
The 2009 increase in commercial mortgage balances reflected financing opportunities with strong income-producing properties in the mid-Atlantic region. In addition, we saw increased demand for commercial mortgages as changes in the credit markets minimized the competitive advantages formerly held by specialty commercial mortgage lenders, and as some commercial mortgage lenders exited the business. We typically do not offer the long-term structures that historically were provided by traditional commercial mortgage lenders.

34 Wilmington Trust Corporation	2009 Form-10-K
At December 31, 2009:
•	More than half of our commercial mortgage loans were for owner-occupied properties.
•	Approximately 18% were for community shopping centers.
•	The rest were for a variety of other types of commercial and industrial properties.
•	Approximately 57% were for properties in Delaware, with the majority in the northern part of the state.
COMMERCIAL MORTGAGE LOANS

At December 31 (dollars in millions)	2009	2008	2007

Breakdown by project type:
Owner-occupied	$1,096.5	$983.0	$724.6
Retail	368.8	205.4	156.5
Industrial	119.6	81.9	85.7
Office	156.8	73.0	66.9
Residential/land	90.3	7.7	12.8
Hotel	83.2	81.3	105.1
Other	187.1	437.9	311.8

Total commercial mortgage loans	$2,102.3	$1,870.2	$1,463.4

Breakdown by geography:
Delaware	57%	57%	61%
Pennsylvania	21%	22%	21%
Maryland	14%	14%	13%
New Jersey	6%	5%	4%
Other	2%	2%	1%

COMMERCIAL CONSTRUCTION LOANS
In 2009, commercial construction loan balances increased $97.7 million, on average, and $32.6 million on a period-end basis, largely as a result of draw-downs on prior commitments and inroads we made in the Maryland and New Jersey markets. In general, commercial construction loans we made in 2009 were related to existing projects, not new projects.
One of the largest commercial construction loans we added in 2009 was for the refinancing of a successful strip shopping center in northern Delaware. Most of the rest of the commercial construction loans we added in 2009 were for land acquisition and development, primarily for residential projects in Delaware and southeastern Pennsylvania.
COMMERCIAL REAL ESTATE/CONSTRUCTION LOANS

At December 31 (dollars in millions)	2009	2008	2007

Breakdown by project type:
Residential	$983.3	$1,030.9	$918.9
Land development	434.9	404.9	370.7
Retail and office	344.0	291.8	256.0
Owner-occupied	28.0	46.4	92.8
Multi-family	81.2	31.0	39.8
Other	85.0	118.8	102.2

Total commercial construction/real estate loans	$1,956.4	$1,923.8	$1,780.4

Breakdown by geography:
Delaware	59%	60%	60%
Pennsylvania	23%	23%	25%
Maryland	7%	6%	7%
New Jersey	9%	7%	5%
Other	2%	4%	3%

Part II — Item 7 (continued)	35
RETAIL LENDING
Most of our retail loans are consumer loans. We also make residential mortgage loans, primarily to clients in Delaware. Loans secured with investments are primarily loans to WAS clients, and they do not reflect trends in the Regional Banking business.
CONSUMER LENDING
Most of the consumer loans we make are to clients in Delaware, where we focus our consumer banking activities. Consumer loan balances were lower for 2009 than for 2008 on both an average-balance and period-end basis. This was mainly due to a decline in indirect automobile loans.
Indirect loans involve three parties: merchants who extend credit to customers, borrowers who seek credit, and financial institutions (like us) that provide credit. Most of the indirect loans we make are for new and late-model used cars. We make these loans through automobile dealers in the mid-Atlantic region as an extension of the commercial banking relationships we have with them.
CONSUMER LOANS, ON AVERAGE

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Indirect loans	$752.7	$893.9	$708.8	(16)%	26%
Home equity loans	571.2	523.5	486.6	9%	8%
Credit card loans	64.7	66.9	64.6	(3)%	4%
Other loans	176.6	244.4	266.6	(28)%	(8)%

Total consumer loans	$1,565.2	$1,728.7	$1,526.6	(9)%	13%

CONSUMER LOANS AT PERIOD-END

				Change 2009	Change 2008
As of December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Indirect loans	$613.4	$891.5	$748.2	(31)%	19%
Home equity loans	568.6	565.4	492.6	1%	15%
Credit card loans	66.4	67.8	69.1	(2)%	(2)%
Other loans	160.5	208.2	261.7	(23)%	(20)%

Total consumer loans	$1,408.9	$1,732.9	$1,571.6	(19)%	10%

RESIDENTIAL MORTGAGE LENDING
We focus our residential mortgage lending activities in the state of Delaware, where we are among the leading residential mortgage originators. Our residential mortgage portfolio includes low-income housing loans we originate or purchase as part of our compliance with the Community Reinvestment Act (CRA). We do not engage in subprime residential mortgage lending.
Almost all of our residential mortgages are for properties in Delaware. Most of the residential mortgages we originate are conventional, conforming first mortgage loans with fixed rates, typically with 15- or 30-year terms. We use a third-party provider to service our residential mortgage loans.
Our residential mortgage balances do not correlate directly with our origination volumes. This is because:
•	We sell most of the fixed rate residential mortgages we originate into the secondary market, instead of retaining them on our balance sheet. This is one of our interest rate risk management strategies, which we describe in more detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.
•	Our origination volumes include refinancings.
•	We do not include the CRA loans we purchase in our origination volumes.

36 Wilmington Trust Corporation	2009 Form-10-K
RESIDENTIAL MORTGAGE LOAN ACTIVITY

				Change 2009	Change 2008
As of and for the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Dollar amount of originations	$317.4	$166.7	$205.8	90%	(19)%
Number of loans originated	1,450	739	867	96%	(15)%
Residential mortgage balances	$431.0	$571.2	$562.0	(25)%	2%
Percent of originations at fixed rates	95%	83%	74%

At the ends of 2009 and 2008, our residential mortgage portfolio held:
•	No payment option adjustable rate mortgages.

•	No negatively amortizing adjustable rate mortgages.

•	No other types of nontraditional mortgages.

•	One interest-only loan.
DEPOSITS
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Most of our core deposits come from clients in Delaware, where we focus our consumer banking activities. Changes in core deposit balances primarily reflect trends in the Regional Banking business.
•	Non-core deposits, which include national brokered CDs and short-term borrowings. Non-core deposits are not associated with client activity, and changes in their balances do not reflect Regional Banking business trends. We use non-core deposits to augment core deposits to fund earning asset growth.
We discuss core deposits in this section. For more information about our use of national brokered CDs, read the capital resources discussion and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.
Core deposit balances reached record highs in 2009 and 2008, on both an average-balance and period-end basis. At year-end 2009, core deposits were $7.1 billion. This was a 19% increase from year-end 2008, and it marked the first time our core deposits exceeded $7 billion.
CORE DEPOSIT BALANCES

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions, on average)	2009	2008	2007	vs. 2008	vs. 2007

Noninterest-bearing demand deposits	$1,167.9	$778.1	$722.4	50%	8%
Savings deposits	908.3	779.3	500.1	17%	56%
Interest-bearing demand deposits	3,164.9	2,470.4	2,400.2	28%	3%
CDs < $100,000	1,072.5	1,006.3	1,010.1	7%	—%
Local CDs ≥ $100,000	176.7	299.5	412.7	(41)%	(27)%

Total core deposits	$6,490.3	$5,333.6	$5,045.5	22%	6%

Growth in interest-bearing demand deposit, noninterest-bearing demand deposit, and savings deposit balances significantly outpaced growth in CD balances. We attributed this to client preference for savings instruments with flexible terms in an uncertain economic environment.
Interest-bearing demand deposits accounted for most of the growth in total core deposits. Regional Banking and WAS clients accounted for most of this growth, which was spurred by client demand for the safety of insured funds amid economic uncertainty and financial market volatility.
Most of the increase in savings deposits came from WTDirect, our Internet-only delivery channel. At year-end 2009, WTDirect balances were $636.3 million, up from $536.8 million at year-end 2008. WTDirect offers high-interest savings accounts to depositors who maintain average daily balances of at least $10,000. Visit www.wtdirect.com for more information.

Part II — Item 7 (continued)	37
Most of our core deposits continued to come from Regional Banking clients in Delaware, but all three businesses contributed to the 2009 growth in core deposit balances.
We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not national, wholesale, or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash. Balances of these CDs decreased in 2009 and 2008, as clients opted for savings instruments with more flexible terms.
For more information about our deposits, read the following sections in this report:
•	The capital resources discussion.

•	The net interest income summary.

•	The summary of changes in net interest income due to volume and rate.

•	Note 11, “Deposits,” in this report.
CORPORATE CLIENT SERVICES
OVERVIEW
The Corporate Client Services (CCS) business provides a variety of trustee, agency, investment management, and administrative services for investment bankers, corporate tax, finance, and legal executives, and other institutional clients who:
•	Use capital markets financing structures.

•	Seek to establish and maintain legal residency (nexus) for special purpose entities in preferred jurisdictions.

•	Use independent trustees to hold retirement plan assets.

•	Need investment and cash management services.
We do not own the assets or entities for which we serve as trustee or administrator, nor are any of these assets recorded on our balance sheet. In addition:
•	In general, we do not make loans to CCS clients, and we have no credit exposure to capital markets transactions.

•	We do not issue, underwrite, set pricing, or establish valuations for the financing structures or entities we support.

•	We do not consolidate these entities in our financial statements.

•	We do not offer high-volume, back office processing services for capital markets transactions.
Most of our CCS clients are multinational corporations and institutions, and we have CCS clients in 89 countries. In the United States, we have CCS offices in Arizona, Connecticut, Delaware, Michigan, Minnesota, Nevada, New Jersey, New York, South Carolina, and Vermont. In Europe, we have CCS offices in the Channel Islands, Dublin, Frankfurt, London, Luxembourg, and The Netherlands. In the Caribbean, we have a CCS office in Grand Cayman.
We group our CCS services into three categories:
Global corporate trust services. This area of CCS provides a variety of services that support capital markets transactions and entity management activities. The legal documents that govern each financing structure, entity, and trust determine which services we provide. These services include:
•	Indenture, successor, collateral, and liquidating trustee and administrative services for corporate debt issuance and debt restructuring, reorganizations, mergers, and bankruptcies.

•	Owner trustee, indenture trustee, and administrative services for securitizations and other structured finance transactions, and for capital equipment and project financing transactions.

•	Successor loan agency services.

•	Services that fulfill legal residency requirements for special purpose entities, such as providing independent directors and corporate governance, regulatory reporting, tax and accounting services, captive insurance company management, office management, and other administrative services.

38 Wilmington Trust Corporation	2009 Form-10-K
Retirement services. We provide trust, custody, accounting, benefit payment, collective investment fund administration, and investment management services for retirement plans. We do not provide record-keeping services. A typical qualified U.S. retirement plan uses an investment manager, a record keeper, and a trustee. When a plan sponsor uses a single provider to perform all three functions, the plan is considered “bundled.” When a plan sponsor uses separate providers for each function, the plan is “unbundled.” We specialize in serving “unbundled plans,” and we work with leading record keepers and third-party administrators to market our services.
Institutional investment and cash management services. Our institutional investment and cash management services help clients increase their returns on fixed income investments and residual cash. Commodity funds, community banks, and clients who use construction fund, escrow agent, and other services may place large sums of cash with us for periods that range from as little as 24 hours to as long as several years.
Our primary competitive advantage in this business is the fact that we are an independent, conflict-free service provider. We typically do not lend to CCS clients, so we typically have no lending conflicts of interest. Since we are not an investment bank, we have no securities underwriting conflicts of interest.
HOW WE REPORT CCS REVENUE
We report CCS revenue in three categories:
•	Global corporate trust services revenue. Fees for these services are based on the complexity and duration of the services we provide, not on asset valuations. We perform most of these services under multiyear contracts. (In December 2009, we combined the formerly separate capital markets and entity management revenue lines into a single category called global corporate trust services. We have adjusted amounts presented in this report to reflect this change.)
•	Retirement services revenue. A portion of this revenue is based on the market valuations of retirement plan assets and collective funds for which we are trustee. The remainder is based on the level of service we provide.
•	Investment and cash management services revenue. This revenue is based on money market fund balances and the market valuations of investment-grade fixed income instruments.
Almost all CCS revenue is noninterest income. CCS generates some net interest income from deposit taking and cash management services. We do not attribute any portion of the provision for loan losses to CCS, because we typically do not lend to CCS clients. For more information about this, read Note 23, “Segment reporting,” in this report.
2009 HIGHLIGHTS
CCS set new sales and revenue records in 2009. Revenue for 2009 was $39.6 million higher than for 2008. Most of this growth came from retirement services, which contributed $30.1 million of the increase, and global corporate trust services, which contributed $8.5 million.
The increase in retirement services revenue resulted from the two acquisitions we made in 2008 to increase our capacity and potential for growth in this business. Since we completed one of these acquisitions in April 2008 and the other in October 2008, our 2008 revenue did not reflect a full 12 months of revenue from these acquisitions.
CCS REVENUE

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Global corporate trust services	$89.0	$80.5	$72.9	11%	10%
Retirement services	67.5	37.4	12.9	80%	190%
Investment/cash management services	14.9	13.9	12.8	7%	9%

Total Corporate Client Services revenue	$171.4	$131.8	$98.6	30%	34%

Part II — Item 7 (continued)	39
The growth in global corporate trust revenue far exceeded our expectations, especially considering the lack of activity in the capital markets overall. This growth demonstrated:
•	The advantages of being an independent provider with no lending or investment banking conflicts of interest. Many clients prefer service providers that do not have these types of conflicts.

•	How effectively CCS has been able to respond quickly to changing market needs. While the market for services that support asset-backed securitizations and other traditional financing structures remained at a near-standstill, demand rose for successor loan agency, bankruptcy, and other types of services.

•	How staff members we have added over the past 18 months have generated more business. For example, we hired a team of 12 seasoned capital markets experts in Minneapolis in 2008. This group has helped us garner additional successor loan agency, bankruptcy-related, and distressed debt business. In 2009, we hired a team of New York-based professionals to support global expansion of our project finance services.

•	How CCS is benefiting from industry consolidation. In February 2009, Bank of America, N.A. selected us to assume some of the corporate debt trustee services formerly performed by LaSalle Bank N.A., which Bank of America acquired in 2007. (This transfer did not affect Bank of America’s larger securitization trustee business, LaSalle Global Trust Services.) In July 2009, we hired a team of former LaSalle corporate trust professionals who specialize in trust administration for insurance products.
We are serving as successor trustee, serving on the creditors’ committee, and/or providing other services for most of the largest U.S. bankruptcies filed in 2009, including Lehman Brothers, General Motors, LyondellBasell Industries, General Growth Properties, Capmark Financial Group, Citadel Broadcasting Corporation, and others.
We continued to win institutional and cash management mandates in 2009. Fees tied to U.S. investment-grade fixed income securities accounted for approximately 42% of institutional investment and cash management revenue for 2009, up from approximately 33% for 2008.
CCS assets under management increased 55% in 2009, mainly because of the additional investment management mandates. The 2009 growth in CCS assets under administration reflected additional retirement services business, increases in retirement plan asset valuations, and contributions from plan participants.
CCS CLIENT ASSETS AT WILMINGTON TRUST 1

				Change 2009	Change 2008
At December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

CCS assets under management	$15,092.8	$9,732.9	$3,029.3	55%	221%
CCS assets under administration	81,654.1	79,550.8	73,582.7	3%	8%

Total CCS client assets	$96,746.9	$89,283.7	$76,612.0	8%	17%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.
For information about CCS profitability, read Note 23, “Segment reporting,” in this report.
WEALTH ADVISORY SERVICES
OVERVIEW
The Wealth Advisory Services (WAS) business helps high-net-worth clients grow their wealth, protect it, and transfer it to their heirs. We target our services to clients with liquid assets of $10 million or more. We have WAS clients throughout the United States and 35 other countries, and our client relationships often span multiple generations. We have WAS offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania.

40 Wilmington Trust Corporation	2009 Form-10-K
We offer a comprehensive array of wealth management services, including:
•	Complete Asset ManagementSM. To our clients, managing risk is as important as increasing return. Our investment advisory firm, Wilmington Trust Investment Management, helps clients meet both objectives by focusing on portfolio construction, not stock-picking, and by:
•	Emphasizing diversification.

•	Applying forward-looking asset allocation.

•	Performing strategic and tactical rebalancing.

•	Employing a blend of active and passive funds.
We use an open architecture approach to implement our asset allocation strategies. This means we use a mix of proprietary and third-party investment managers. For fixed income and core equity investing, we have in-house experts. For other asset classes and styles, we use independent investment managers.

•	Fiduciary services. Trust and estate attorneys and tax advisors throughout the United States regard us as a premier provider of fiduciary services, which include trust management, trust administration, philanthropic services, estate settlement, and a variety of financial, retirement, and succession planning services. We specialize in helping clients employ the favorable trust laws in Delaware, which is considered the leading trust jurisdiction in the United States. Many of the legal and tax advantages available for trusts domiciled in Delaware are not available in other states.

•	Family office services. We help family office clients identify, review, consolidate, and execute financial and lifestyle management needs. We specialize in the unique needs of these clients, including:
•	Family office legal structures.

•	Strategies for clients with inherited wealth.

•	Compensation strategies for corporate executives.
The family office services we provide include planning and governance, cash flow management and budgeting, tax planning and compliance, real estate acquisition and disposition, risk assessment and insurance oversight, bill payment and payroll management, family security, and other services. Many, but not all, of our family office clients also use our asset management services.
Each WAS client has a relationship manager who coordinates a team of specialists. These specialists may include investment advisors, planning professionals, fiduciary advisors, tax professionals, and trust administrators, depending on each client’s individual needs.
HOW WE REPORT WAS REVENUE
We report WAS revenue in three categories:
•	Trust and investment advisory revenue. This category consists of fees for asset management, asset allocation, and trust management services. These fees are based on the market valuations of assets we manage, direct, or hold in custody for clients. These fees are affected by movements in financial markets such as the Dow Jones Industrial Average, the Standard & Poor’s 500 (S&P 500), NASDAQ, and others. Changes in trust and investment advisory revenue may or may not correlate directly with financial market movements, depending on the mix of assets in client accounts.

We use the S&P 500 as a benchmark for comparison because its composition mirrors, to a large extent, the mix of equities in our clients’ portfolios. For more information about the mix of instruments in client portfolios, read the assets under management discussion in this report.

•	Planning and other services revenue. This category consists of fees from family office, financial planning, estate settlement, tax, and other services. These fees are based on the level and complexity of the services we provide, regardless of the value of any associated assets. In some cases, these fees are based on the client’s annual income. These fees can vary widely in amount, and portions may be nonrecurring. It is not unusual for revenue from these services to fluctuate from one reporting period to another.

When family office clients use our asset management services, the associated fees are based on market valuations and recorded as trust and investment advisory revenue.

•	Mutual fund revenue. Most of our mutual fund fees are tied to money market mutual funds and cash balances. Consequently, equity market movements typically have little, if any, effect on this category of revenue.
The majority of WAS revenue is noninterest income. WAS also generates net interest income from private banking and custom lending services, and we attribute a portion of the provision for loan losses to WAS. For more information about this, read Note 23, “Segment reporting,” in this report.

Part II — Item 7 (continued)	41
We believe that changes in revenue, rather than changes in managed asset levels, are the better indicator of trends in the WAS business. For more information about this, read the assets under management discussion in this report.
2009 HIGHLIGHTS
WAS business development was solid throughout 2009, from new and existing clients, but these new business gains could not counter market pressures that reduced revenue. Total WAS revenue was lower for 2009 than for 2008, with trust and investment advisory revenue and mutual fund revenue accounting for most of the decrease.
WAS REVENUE

				Change 2009	Change 2008
For the year ended December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Trust and investment advisory fees	$131.6	$152.0	$158.6	(13)%	(4)%
Planning and other services fees	42.0	45.5	40.1	(8)%	13%
Mutual fund fees	16.6	27.2	21.4	(39)%	27%

Total Wealth Advisory Services revenue	$190.2	$224.7	$220.1	(15)%	2%

Two factors caused the decrease in trust and investment advisory revenue: the decline of client asset valuations and a shift in client investment preferences.
Volatility in the financial markets drove asset valuations lower throughout 2008 and most of 2009. As noted earlier, we base our fees for trust and investment advisory services on asset valuations. When those valuations decrease, there is a corresponding decrease in the associated fees.
The decline in asset valuations caused many WAS clients to reexamine their risk tolerance and liquidity needs. Many of these clients reduced their exposure to equities, weighted their portfolios more heavily toward fixed income investments, and increased their cash positions. The Federal Deposit Insurance Corporation’s increase in deposit coverage further enhanced the appeal of cash.
Even though equity markets improved during the 2009 fourth quarter, many clients opted to remain on the sidelines. These dynamics reduced trust and investment advisory revenue because, in general, the pricing on our fixed income and cash management services is lower than our pricing on equity investment management services.
Mutual fund revenue was affected negatively in 2009 by the low level of market interest rates. As yields on our money market mutual funds fell, we began to waive our management fees on these funds. These waivers reduced 2009 WAS revenue by approximately $10.6 million.
The 2009 decline in revenue from planning and other services reflected the fluctuations in demand that are inherent in this business.
WAS added $13.5 billion of client assets in 2009. Most of this increase was in assets under administration, and more than half was associated with a family wealth client relationship.
WAS CLIENT ASSETS AT WILMINGTON TRUST 1

				Change 2009	Change 2008
At December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

WAS assets under management	$27,043.4	$26,771.4	$32,905.4	1%	(19)%
WAS assets under administration	24,818.9	11,584.7	14,765.4	114%	(22)%

Total WAS client assets	$51,862.3	$38,356.1	$47,670.8	35%	(20)%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

42 Wilmington Trust Corporation	2009 Form-10-K
The increase in the percentage of WAS sales from markets outside of the mid-Atlantic region illustrated the success we are having in the newer markets in which we have invested in recent years. Although we added clients in 2009, the dollar amount of sales declined, due to lower market valuations and the preference for fixed income and cash investment services.
WAS SALES1 BY MARKET

For the year ended December 31 (dollars in millions)	2009	2008

Mid-Atlantic market sales	21%	24%
National market sales	46%	33%
Family wealth sales	33%	43%
Total WAS sales (in millions)	$18.3	$23.4

[1]	New fees, annualized.
For information about WAS profitability, read Note 23, “Segment reporting,” in this report.
ASSETS UNDER MANAGEMENT AND ADMINISTRATION
We report two types of client assets:
•	Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of our AUM are associated with WAS clients.

•	Assets under administration (AUA). These are assets we hold in custody, or for which we serve as fiduciary, on behalf of clients. Most of our AUA are associated with CCS retirement services clients.
Changes in our AUM or AUA levels do not necessarily reflect new or lost business, nor do they always correlate with financial market movements. This is because most of the assets we manage or administer for clients are held in trusts. Trust asset levels can be decreased by fund distributions for tax payments, philanthropic obligations, discretionary spending, trust terminations, and other purposes. Asset levels also are affected by the duration of trust agreements, which can range from a few months to 99 years or more.
We believe that changes in revenue, rather than changes in AUM or AUA levels, are better indicators of trends in the WAS and CCS businesses, because:
•	The pricing on many of our services is not based on asset valuations.

•	WAS and CCS revenue may include fees for direction trust services, but direction trust assets are not included in our AUM amounts. Direction trusts, which are permitted in Delaware, allow clients to have their assets and fiduciary matters managed separately and by different providers. Trust laws in many other states do not permit direction trusts.

•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
For more information about the portion of our revenue that is based on asset valuations, read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report. For more information about the asset management and administration services offered by CCS and WAS, read the discussions of those two businesses in this report.

Part II — Item 7 (continued)	43
CLIENT ASSETS AT WILMINGTON TRUST1

				Change 2009	Change 2008
At December 31 (dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Assets under management:
WAS assets under management	$27,043.4	$26,771.4	$32,905.4	1%	(19)%
CCS assets under management	15,092.8	9,732.9	3,029.3	55%	221%

Total Wilmington Trust assets under management	$42,136.2	$36,504.3	$35,934.7	15%	2%

Assets under administration:
WAS assets under administration	$24,818.9	$11,584.7	$14,765.4	114%	(22)%
CCS assets under administration	81,654.1	79,550.8	73,582.7	3%	8%

Total Wilmington Trust assets under administration	106,473.0	91,135.5	88,348.1	17%	3%

Combined AUM and AUA at Wilmington Trust	$148,609.2	$127,639.8	$124,282.8	16%	3%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.
CCS client assets accounted for most of the 2009 growth in total AUM at Wilmington Trust, and all of the growth in 2008. This reflected an increased focus on selling these services, as well as the addition of collective fund assets in the retirement services business.
WAS client assets accounted for most of the 2009 increase in total AUA at Wilmington Trust. More than half of the $13.2 billion increase in WAS AUA was associated with a family wealth client relationship.
INVESTMENT MIX OF AUM AT WILMINGTON TRUST 1

At December 31	2009	2008	2007

Equities	40%	38%	47%
Fixed income	34%	33%	23%
Cash and cash equivalents	15%	18%	15%
Other assets	11%	11%	15%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
The increase in the percentage of client assets at Wilmington Trust invested in equities at year-end 2009 reflected the uptick in market valuations that occurred toward the end of the year. While equity market valuations increased, many clients continued to prefer fixed income investments.
AFFILIATE MONEY MANAGERS
In addition to our own investment management activities, we have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York. CRM targets institutional clients.

•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis, Minnesota. RCM targets institutional and high-net-worth clients.
CRM and RCM are not part of our WAS business, and their managers and employees are not Wilmington Trust staff members.
We affiliated with CRM and RCM in 1998 to gain expertise in stylized investment management and to help us establish offices in New York and southern California. We subsequently adopted an investment consulting process that uses a variety of independent, third-party money managers. Although we no longer rely as heavily on CRM and RCM for investment management services, we value their contributions to our revenue.

44 Wilmington Trust Corporation	2009 Form-10-K
AFFILIATE MONEY MANAGER REVENUE

For the year ended December 31 (in millions)	2009	2008	2007

Total revenue from affiliate money managers (net of expenses)	$15.2	$15.7	$21.9

The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. In contrast to AUM at Wilmington Trust, changes in AUM at CRM and RCM reflect business flows as well as financial market movements.
For more information about our investments in CRM and RCM, read Note 4, “Affiliates and acquisitions,” and Note 23, “Segment reporting,” in this report.
At CRM, managed assets rose steadily throughout 2009, due to business inflows and improvements in equity market valuations, especially during the second half of the year. CRM’s managed assets at year-end 2009 were 52% higher than at year-end 2008. Revenue from CRM for 2009 was 7% higher than for 2008. The 2009 pace of growth in revenue did not match the 2009 pace of growth in AUM, mainly because market conditions reduced the performance fees CRM earns on its real estate hedge fund investments.
CRM RESULTS

As of and for the year ended December 31 (in millions)	2009	2008	2007

Assets under management	$11,852.8	$7,817.4	$11,417.3
Revenue (net of expenses)	$17.6	$16.4	$20.7

RCM’s newer small- and mid-cap products gained traction in 2009 and attracted new investments. This new business, plus improved equity market valuations, resulted in managed asset levels that were 25% higher at year-end 2009 than at year-end 2008. Revenue from this growth was not strong enough to offset expenses, however, and we recorded a net loss from RCM for 2009. RCM relocated its headquarters from Santa Monica, California, to Minnesota in 2009, which is just one example of the steps RCM is taking to reduce expenses and improve profitability.
RCM RESULTS

As of and for the year ended December 31 (in millions)	2009	2008	2007

Assets under management	$1,675.8	$1,336.6	$2,466.0
Revenue (net of expenses)	$(2.4)	$(0.7)	$1.2

In 2008, market pressures led us to record a goodwill impairment write-down on our investment in RCM. For more information about this, read Note 4, “Affiliates and acquisitions,” in this report.
CAPITAL RESOURCES
We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with existing and impending regulatory requirements, and provide for future growth. We review our capital position and make adjustments as needed to ensure we can achieve these objectives.
Our wholly owned bank subsidiaries are the main users of our capital, and they are subject to regulatory capital requirements. The CCS and WAS businesses are not as capital-intensive. Neither CCS nor WAS is subject to regulatory capital requirements, although some of our trust agreements specify capital requirements.
The Federal Reserve has established minimum capital requirements that provide a context for measuring a bank’s capital position and the varying degrees of risk associated with different on- and off-balance-sheet items. These requirements are expressed as ratios. For more information about these ratios and how they are calculated, read the UBPR User’s Guide, which is published by the Federal Financial Institution Examination Council and available free of charge at www.ffiec.gov/ubprguide.htm.

Part II — Item 7 (continued)	45
Our capital position remained strong in 2009 and 2008, but the net losses we recorded for both years translated into decreases in average common stockholders’ equity and the average equity to average assets ratio. As noted earlier, the main factors in our net losses were increases in the provision for loan losses, write downs on OTTI investment securities, the record-low level of market interest rates, and, in 2008, a $66.9 million goodwill impairment write-down on the value of our investment in RCM. For more information about this impairment write-down, read Note 4, “Affiliates and acquisitions,” in this report.
CAPITAL METRICS

As of and for the year ended December 31 (dollars in millions)	2009	2008	2007

Common stockholders’ equity (period-end)	$983.4	$1,012.4	$1,120.3
Common stockholders’ equity (on average)	$1,009.0	$1,085.2	$1,091.0
(Loss)/return on average common stockholders’ equity (annualized)	(0.44)%	(2.17)%	16.68%
(Loss)/return on average assets (annualized)	(0.04)%	(0.20)%	1.65%
Average common equity to average assets ratio	8.89%	9.13%	9.92%

REGULATORY CAPITAL RATIOS
Our goal is to maintain capital ratios that exceed the Federal Reserve’s minimums to be considered a well-capitalized institution. Our capital ratios have exceeded those minimums every year since they were established in 1984, and 2009 was no exception.
At December 31, 2009:
•	Our capital included $330.0 million of Wilmington Trust Series A preferred stock and common stock warrants, which we sold to the U.S. Department of the Treasury under the Capital Purchase Program (CPP) in December 2008. For more information about our participation in the CPP, read Note 16, “Capital,” in this report.
•	All of our regulatory capital ratios were higher than at December 31, 2008.
•	All of our regulatory capital ratios exceeded the amounts required by the Federal Reserve to be considered a well-capitalized institution, both including and excluding the $330.0 million in CPP funds. Discussing regulatory capital ratios without the CPP funds is a non-GAAP disclosure. We believe this information is useful, and we include it here to provide a more complete picture of our capital position.
REGULATORY CAPITAL RATIOS

			Federal Reserve	Federal Reserve
			minimum to	minimum to
			be adequately	be well-
	At 12/31/09	At 12/31/08	capitalized	capitalized

Total risk-based capital	14.31%	13.97%	8%	10%
Tier 1 risk-based capital	9.86%	9.24%	4%	6%
Tier 1 leverage capital	10.10%	8.77%	4%	5%

Our capital ratios improved in 2009 mainly because:
•	We reduced the amount of capital paid out for the quarterly cash dividend.

•	Commercial and retail loan balances declined.

•	We decreased our investment securities portfolio balances.
TANGIBLE COMMON EQUITY
One of the tools we use to measure the adequacy of our capital is the tangible common equity-to-assets (TCE) ratio. Our TCE ratio at December 31, 2009, was 5.42%, up from 5.12% at year-end 2008. The TCE ratio improved because the decline in assets was greater than the decline in equity.

46 Wilmington Trust Corporation	2009 Form-10-K
The TCE ratio is a non-GAAP disclosure. We believe it is a useful tool because it reflects the level of capital we have available to withstand unexpected market conditions. In addition, it is a measure that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
Because the TCE ratio is a non-GAAP disclosure, some limitations are inherent in its use. It may not offer a relevant comparison to other companies. In addition, other companies might calculate their TCE ratios differently. Consequently, the TCE ratio should not be considered in isolation, or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP.
The table below reconciles tangible common equity and tangible assets for 2009 and 2008 to the most directly comparable financial measures calculated and presented in accordance with GAAP:
TANGIBLE COMMON EQUITY

As of December 31 (dollars in millions)	2009	2008

Total equity	$1,307.1	$1,334.1
Less:
Preferred stock	323.3	321.5
Noncontrolling interest	0.4	0.2
Goodwill	363.2	355.6
Other intangible assets	40.2	47.0

Tangible common equity	$580.0	$609.8

Total assets	$11,097.1	$12,318.9
Less:
Goodwill	363.2	355.6
Other intangible assets	40.2	47.0

Tangible assets	$10,693.7	$11,916.3

TCE ratio	5.42%	5.12%

COMMON STOCK DIVIDEND
Our desire to manage capital cautiously in an uncertain economic environment led us to reduce the cash dividend on our common stock twice in 2009. On January 29, 2009, we reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share. On July 22, 2009, we reduced the quarterly cash dividend to $0.01 per common share.
DIVIDEND STATISTICS

As of and for the year ended December 31	2009	2008	2007

Dividends declared per common share (annualized)	$0.04	$1.38	$1.34
Dividends paid per common share	$0.365	$1.37	$1.32
Capital payout for cash dividend payments on common shares (in millions)	$25.2	$92.5	$89.9
Common stock dividend payout ratio	N/M	N/M	49.40%

The dividend payout ratio on our common stock was not meaningful for 2009 or 2008, because we recorded net losses for both years.
The changes we made to our common stock cash dividend in 2009 reduced our quarterly capital payout for cash dividends from approximately $24 million per quarter to approximately $700,000 per quarter, as shown in the table below.

Quarterly cash dividend	Approximate capital payout[1]

$0.345 per common share	Approximately $24 million per quarter
$0.1725 per common share	Approximately $12 million per quarter
$0.01 per common share	Approximately $700,000 per quarter

[1]	Based on common shares outstanding at December 31, 2009.

Part II — Item 7 (continued)	47
We believe that paying a lower cash dividend will help us increase capital at a faster pace and hasten our exit from the CPP. We also expect capital to increase as the economy stabilizes and credit pressures ease, which should enable us to reduce the provision for loan losses, increase net income, and add capital through retained earnings.
The U.S. government has placed some dividend restrictions on banks that participate in the CPP. For more information about this, read Item 1A, “Risk factors,” and Note 16, “Capital,” in this report.
We have agreed not to repurchase our stock without prior written approval from our regulators. For more information about this, read Item 5 and Note 16, “Capital,” in this report.
SHELF REGISTRATION
From time to time, we may choose to issue equity or debt securities to raise capital for general corporate or other purposes. A variety of factors, including financial market conditions, could influence the timing of any such issues. In order to have the most flexibility to make these issues under securities registration requirements, we filed a shelf registration (Form S-3) with the SEC on November 29, 2007, and post-effective amendments to that registration statement on September 22, 2008, and January 12, 2009. Pursuant to Rule 415 of the Securities Act of 1933, we have until November 29, 2010, in which to issue any such securities.
We have agreed with our regulators that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt with a maturity of greater than one year, in each case without prior written approval from our regulators.
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is strong because:
•	Our capital ratios demonstrate that we are well capitalized.

•	We have access to diverse sources of funding, which mitigates our liquidity risk and gives us the ability to adjust the mix and amount of funding as we deem appropriate.

•	Our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
To manage the risk of having insufficient liquidity, we:
•	Monitor our existing and projected liquidity requirements continually.

•	Follow policies in the Liquidity/Funding Plan approved by our Board of Directors.

•	Calculate a wholesale funding coverage ratio monthly using three-, six-, and 12-month time horizons.

•	Identify our exposure to volatile liabilities and calculate liquid asset coverage ratios.

•	Monitor cash flows.
In addition, we maintain a contingency funding plan (CFP). The CFP articulates various internal and external scenarios that could create or exacerbate liquidity risk, outlines potential outcomes in each scenario, and specifies strategies to employ in response. We use the guidelines in the CFP to stress-test our liquidity position in a normal operating scenario, a moderately disruptive scenario, a severely disruptive scenario, and a crisis scenario. Response strategies in the CFP identify alternative funding sources and our borrowing capacities for each. The plan allows for adjusting the borrowing capacities, depending on the stress scenario and the funding source.
Our funding strategy is to use a blend of core and non-core funding that consists primarily of:
•	Core deposits, which are deposits made by clients.

•	National brokered CDs, which we gather through various broker networks, and which typically consist of deposits from individuals, mutual funds, or financial institutions. At December 31, 2009, most of the underlying deposits in our national brokered CDs were from individual depositors.

•	Short-term borrowings.
The mix of national brokered CDs and short-term borrowings that we use depends on our maturity and pricing needs, and can change over time.

48 Wilmington Trust Corporation	2009 Form-10-K
Factors or conditions that could affect our liquidity position or cost of funding adversely include changes in:
•	The types of assets and liabilities on our balance sheet.

•	Our investment, loan, and deposit balances.

•	Our financial performance.

•	Economic conditions that limit the range of capital-raising options available to us and/or our ability to sell certain types of investment securities.

•	Credit ratings downgrades.

•	Our reputation.
2009 HIGHLIGHTS
Our liquidity position improved and our funding mix shifted significantly in 2009, due primarily to the 19% increase in core deposit balances. The growth in core deposits reduced our need for non-core funding and improved the loan-to-deposit ratio. In addition, declines in loan and investment securities balances reduced our overall need for funds to support earning assets.
FUNDING SOURCES AS A PERCENTAGE OF AVERAGE DAILY BALANCES

For the year ended December 31 (on average)	2009	2008	2007

Percent of funding from core deposits	71%	53%	54%

Percent of funding from non-core funding:
Percent from national brokered CDs	15%	28%	30%
Percent from short-term borrowings	14%	19%[1]	16%[1]

Total percent of funding from non-core funding	29%	47%	46%

[1]	Excluding debt that matured in 2008.
LOAN-TO-DEPOSIT RATIO

At December 31	2009	2008	2007

Loans-to-core deposits ratio	126%	161%	155%
Loans-to-total deposits ratio[1]	107%	114%	108%

[1]	Total deposits include core deposits and national brokered CDs.
SOURCES OF LIQUIDITY

As of December 31 (dollars in millions)	2009	2008	Change

Core deposit balances	$7,120.3	$5,983.5	19%
National brokered CDs	1,270.6	2,432.9	(48)
Short-term borrowings	603.8	1,617.2	(63)
Long-term debt	442.9	468.8	(6)
Wilmington Trust stockholders’ equity	1,306.7	1,333.9	(2)
Investment securities	860.5	1,373.3	(37)
Unused borrowing capacity from lines of credit with U.S. financial institutions[1]	—	80.0	(100)
Unused borrowing capacity secured with collateral from the
Federal Home Loan Bank of Pittsburgh (FHLB)[2]	635.9	655.3	(3)
Unused borrowing capacity secured with collateral from the Federal Reserve[1]	2,469.9	4,498.4	(45)

Total	$14,710.6	$18,443.3	(20)%

[1]	For more information about our long-term debt and lines of credit, read Note 12, “Borrowings,” in this report.

[2]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown for 2009 and 2008 are based on financial information as of September 30.

Part II — Item 7 (continued)	49
CREDIT RATINGS
Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s downgraded the credit ratings of Wilmington Trust Corporation and Wilmington Trust Company in 2009. In addition, Fitch Ratings downgraded our credit ratings on January 29, 2010, and Standard & Poor’s downgraded our credit ratings on February 1, 2010. As rationale for their downgrades, all three agencies cited the combination of the increase in our troubled loan levels and the uncertain economic outlook. We do not expect these downgrades to have any significant effect on our financial condition.
WILMINGTON TRUST CORPORATION

	Fitch Ratings	Moody’s Investors Service	Standard & Poor’s
	(As of 1/29/10)	(As of 4/24/09)	(As of 2/1/10)

Outlook	Negative	Negative	Negative
Issuer rating (long-term/short-term)	BBB+/F2	Baa3/*	BB+/B
Subordinated debt	BBB	Ba1	BB–

*	No rating in this category.
WILMINGTON TRUST COMPANY

	Fitch Ratings	Moody’s Investors Service	Standard & Poor’s
	(As of 7/24/10)	(As of 4/24/09)	(As of 2/1/10)

Outlook	Negative	Negative	Negative
Bank financial strength	C	C–	*
Issuer rating (long-term/short-term)	BBB+/F2	Baa2	BBB–/A–3
Bank deposits (long-term/short-term)	A–/F1	Baa2/P–2	BBB–/A–3

*	No rating in this category.
RISK
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. Our primary risks are:
•	Credit risk: The risk that borrowers might be unable to repay their loans, which could increase loan losses, increase the provision for loan losses, and reduce net interest income.

•	Interest rate risk: The risk that fluctuations in market interest rates could decrease the profitability of loans or investment securities, compress the net interest margin, and reduce net interest income.

•	Financial market risk: The risk that volatility in the financial markets might reduce the market valuations of assets in:
•	Client portfolios, which could decrease fee income.

•	Our investment securities portfolio, which could require us to record securities losses.
•	Economic risk: The risk that economic conditions might affect our ability to conduct business.
All of these risks could affect our financial performance and condition adversely. We believe our exposure to these risks is mitigated by our business mix, which:
•	Provides geographic, product, and client diversification.

•	Produces two balanced and diversified sources of revenue:
•	Net interest income, primarily from our Regional Banking business.

•	Noninterest income, primarily from our Corporate Client Services and Wealth Advisory Services businesses.
For more information about the risks to which we are exposed, read:
•	Item 1A, “Risk Factors,” in this report.

•	Item 7A, “Quantitative and Qualitative Factors about Market Risk,” in this report.

•	The discussion of asset quality and credit risk below.

50 Wilmington Trust Corporation	2009 Form-10-K
ASSET QUALITY
Asset quality is a measure of the risk associated with loans, investment securities, and other assets on our balance sheet. Asset quality affects cash flows, capital, income, expenses, and, ultimately, our profitability. Our principal assets are loans, securities we hold in our investment portfolio, and the goodwill we record in conjunction with acquisitions and our investments in the affiliate money managers.
At year-end 2009, net loans accounted for 78% of our assets; investment securities accounted for 8% of our assets; and other types of assets accounted for the remaining 14%. Most of our asset risk remained tied to credit (lending) risk.
The two main factors that affected our asset quality in 2009 were:
•	Higher levels of problem loans, which we discuss in more detail in the credit risk section below.

•	Declines in the market values of some of the instruments in our investment securities portfolio. For more information about this, read Note 6, “Investment securities,” in this report.
CREDIT RISK
Lending money is inherently risky. When we make a loan, we make subjective judgments about the borrower’s ability to meet the loan’s terms and conditions. No matter how financially sound a client or lending decision may seem, the borrower’s ability to repay can be affected adversely by economic changes and other external factors. In addition, we make objective and subjective valuation assessments on assets we finance. In most cases, these assets secure loans we make. Over time, changes in market conditions can affect these valuations, either positively or negatively.
HOW WE MITIGATE CREDIT RISK
To mitigate credit risk, we:
•	Employ rigorous loan underwriting standards and apply them consistently.

•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans or acquiring other banks.

•	Make the majority of our loans within Regional Banking’s mid-Atlantic geographic footprint, in markets we know well.

•	Focus on building long-term relationships with clients, instead of merely increasing transaction volumes.

•	Typically obtain collateral and personal guarantees from commercial borrowers.

•	Monitor the loan portfolio to identify potential problems.

•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.

•	Perform an internal risk rating analysis that classifies all loans outstanding into one of four categories of risk. We apply these classifications consistently and we analyze migrations within the classifications quarterly. This system has helped us develop adequate loan loss reserves for many years. The four risk categories are:
•	Pass: Loans with no current or potential problems.

•	Watchlist: Accruing loans that are potentially problematic.

•	Substandard: Accruing or nonaccruing loans with identified weaknesses and some probability of loss.

•	Doubtful/loss: Nonaccruing loans with a high probability of loss, or which we have charged off.
In addition, we divide credit risk-related responsibilities among different groups of staff members, including lending, loan recovery, credit policy and administration, appraisal, and credit review staff members. These groups have different reporting relationships:
•	The lending group is part of our Regional Banking business, and its reporting relationships follow the Regional Banking organizational structure.

•	The credit policy and administration group reports directly to our chairman and chief executive officer. Loan recovery and appraisal staff members are part of this group.

•	The credit review group functions independently, and reports directly to the Audit Committee of our Board of Directors.

Part II — Item 7 (continued)	51
Appraisal staff members determine whether revaluations should be performed by staff members or third-party appraisers, unless the property secures a loan which has been determined to be impaired under ASC 310, “Receivables,” which requires that revaluations be performed by third-party appraisers. Our appraisal staff members review all appraisals performed by third-party professionals.
The credit review group provides a variety of analyses designed to help us understand the condition of the loan portfolio. This group performs:
•	Analyses of the portfolio by type of loan, geographic exposure, and individual lender.

•	Annual reviews of a minimum percentage of the portfolio.

•	Assessments of the accuracy of internal risk ratings within specific portfolio segments.

•	Assessments of the adequacy of monitoring and administration for specific portfolio segments.

•	Reviews of our largest credit exposures.
We believe our approach gives us a system of checks and balances that enhances our ability to evaluate credit risk.
HOW WE IDENTIFY POTENTIAL PROBLEM LOANS
To identify potential problem loans, we:
•	Review payment performance on an ongoing basis.

•	Analyze account overdrafts.

•	Monitor compliance with established loan covenants or collateral formulas.

•	Perform targeted reviews and analyses of loans by type, size, and borrower.
For consumer and residential mortgage loans, we identify problems primarily by reviewing payment performance. We do not assign risk ratings to loans in these portfolios.
For commercial loans and loans secured with investments, the process is more complex, and it involves a high degree of management review and judgment.
Every commercial loan (and loan secured with investments) receives an initial risk rating that is assigned by the client relationship manager. It is the client relationship manager’s responsibility to identify deterioration in the quality of a loan, as soon as such conditions are known or suspected, by changing the loan’s assigned risk rating. The independent credit review group examines and confirms these risk ratings to ensure that they accurately reflect the risk profile of the portfolio.
For each significant potential problem loan in the commercial and secured with investments portfolios, the client relationship manager prepares a written summary that contains information about the borrower’s financial performance, payment history, and collateral position, as well as an action plan for managing the credit. These summaries are reviewed and discussed by lending staff members in each of our Regional Banking markets at quarterly loan quality meetings. Depending on a credit’s risk profile, Regional Banking managers may ask loan recovery staff members to consult on, or assume responsibility, for managing it.
When we downgrade a loan to a substandard rating, we require loan recovery staff members, at a minimum, to consult on it. When a substandard loan’s risk profile deteriorates, or when the risk rating is lower than substandard, we transfer the client relationship from the lending unit to our loan recovery unit. Exceptions to this policy must be approved by the manager of the division in which the loan resides and by the loan recovery group.
We conduct quarterly credit strategies meetings to review significant relationships with ratings that are substandard or lower, or other credits that demonstrate rapid and/or severe deterioration and a high probability of income and/or principal loss. Among the issues we analyze and review at these meetings are collection strategies, plans to improve performance, and levels of available collateral support. Members of senior management attend these meetings.

52 Wilmington Trust Corporation	2009 Form-10-K
HOW WE MANAGE PROBLEM LOANS
When a loan becomes 30 or more days past due, we consider that a sign of a possible problem, and we increase our monitoring of the loan in an effort to prevent more severe delinquency. When a loan becomes 90 or more days past due, or if it has been identified as a potential problem loan, we may take one or more of the following steps:
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
When we transfer a loan to nonaccruing status, we allocate a specific, associated amount to the reserve for loan losses, in accordance with ASC 310, which incorporated SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” We base most of these allocations on the underlying value of the collateral supporting the loan. We also may consider the net present value of the loan’s future cash flows and/or the observed market price of the loan.
We update our reserve allocations quarterly. If necessary, we adjust the reserve by increasing or decreasing the provision for loan losses. For more information about how we establish the reserve, read the loan loss reserve and loan loss provision section, Note 2, “Summary of significant accounting policies,” and Note 8, “Reserve for loan losses,” in this report.
Loan recovery and credit review staff members analyze all problem credits on a quarterly basis to determine collection potential and identify collateral deficiencies. If a collateral shortfall exists, we typically revise the loan’s structure by requiring additional principal payments, additional collateral, or additional support in the form of other guaranties, to the extent that the loan’s documentation permits such remedies. If there is a collateral or cash flow shortfall on an impaired loan, we record a specific reserve for loan losses in accordance with ASC 310.
Loan recovery and credit review staff members use the quarterly analyses of collection potential and collateral deficiencies as a basis for recommending whether a loan should be charged off partially or fully. We record charge-offs when both of the following conditions are present:
•	It is probable that we will not be able to collect the full amount of the loan’s principal.

•	We can measure the amount of loss reliably.
If both of these conditions are not met, we maintain the estimated loss exposure as a specific allocation in the reserve for loan losses.
When we transfer a property to OREO through foreclosure or deed-in-lieu of foreclosure, we analyze the property’s value to determine if a charge-off is necessary to bring the loan to the fair value of the property, less cost to sell, at the time we take possession.
HOW WE DETERMINE COLLATERAL VALUATIONS FOR PROBLEM CREDITS SECURED WITH REAL ESTATE
Our lenders obtain updated valuations, regardless of loan size, any time they believe there has been an obvious and material deterioration in market conditions, project performance, or physical aspects of the property itself that could jeopardize our collateral position. We assess the need for revaluation when the amount of the loan is $500,000 or more and one or more of the following conditions exists:
•	The client relationship manager recommends we renew or extend the loan.

•	The loan is downgraded to a risk rating of substandard or lower.

•	The loan has had a watchlist rating for 18 months.

Part II — Item 7 (continued)	53
Appraisal staff members collect and analyze data that we use to determine the reliability of appraisals. These data include internal and external reports on trends in real estate valuation, appreciation and depreciation, absorption rates, lease rates, occupancy rates, capitalization rates, and information we obtain from appraisal reviews and conversations with third-party appraisers and other market participants. We assess real estate market changes on a quarterly basis in meetings led by staff members who maintain their Member, Appraisal Institute (MAI) credentials. The MAI is the highest professional designation a commercial property appraiser can achieve.
If the data we collect indicate it is probable that the value of a particular property type remained stable or appreciated over the time period under consideration, we do not require a new appraisal. If the data indicate probable deterioration in value, we require a new appraisal.
Appraisal staff members review the valuations of substandard loans secured with real estate annually. If we determine that the most recent appraisal no longer represents the fair value for a property, we obtain a new appraisal or evaluation to substantiate the property’s value.
KEY CREDIT RISK METRICS
The key measures we use to evaluate our exposure to credit risk are the internal risk rating classifications, levels of loans past due 90 days or more, levels of nonperforming assets, net charge-offs, the net charge-off ratio, the reserve for loan losses, and the provision for loan losses.
We believe the most relevant measure of credit quality is the net charge-off ratio, which expresses loan charge-offs minus loan recoveries as a percentage of total loans outstanding. We believe this ratio offers a better basis for analyzing our credit quality than:
•	Nonaccruing loan amounts, because we do not automatically charge off nonaccruing loans after a certain amount of time elapses, unless the loan is collateral-dependent as defined by ASC 310. If we believe it is likely that the loan can return to performing status, we prefer to work with the borrower to resolve payment problems.

•	Charge-off dollar amounts, because increases or decreases in net charge-off dollar amounts may not correspond directly to increases or decreases in outstanding loan balances.

•	Other measures of credit quality, because they do not convey the nature of our client relationships or our pursuit of repayment even after we classify loans as nonaccruing or charge them off.
Historically, compared to many other banks, our nonperforming asset levels have been higher, but our net charge-offs have been lower. This is because:
•	We prefer to work with borrowers to resolve repayment problems. This includes renegotiating loan terms and conditions, and exploring other repayment options.

•	Many borrowers with nonperforming loans continue to operate their businesses, and we believe it is likely that many of these loans will return to performing status within a timeframe that is acceptable to us.

•	When necessary, we believe that moving properties to OREO is a positive step in the loan work-out process, because:
•	We gain control of the situation.

•	Legal expenses associated with collection efforts cease.

•	We gain the ability to facilitate disposition of these properties and recover our cash.

•	We can then redeploy that cash into loans or other earning assets.
In our commercial portfolio, charge-offs are very unpredictable, because:
•	Negotiations with borrowers can affect the timing and extent of charge-offs, or avert them altogether.

•	Associated legal proceedings can affect the timing and amount of charge-offs or recoveries.
In our residential mortgage portfolio, charge-offs are practically nonexistent, because:
•	We sell most of our newly originated fixed rate residential mortgages into the secondary market.

•	We do not make subprime, Alt-A, or any other so-called “exotic” residential mortgage loans.

54 Wilmington Trust Corporation	2009 Form-10-K
Even after we charge loans off, we continue to pursue repayment. When we receive repayments on charged-off loans, we record them as loan recoveries.
On a percentage basis, the composition of the loan portfolio remained well diversified. For more information about this, read Note 7, “Loan concentrations,” in this report.
CREDIT QUALITY IN 2009 AND 2008
The economy in 2009 was slow to rebound from the sharp decline in activity that occurred late in 2008. Some pockets of stability were evident as 2009 progressed, but conditions remained uneven. In particular, the mid-Atlantic region, where our Regional Banking business is focused, generally has fared better than other parts of the United States, but it has not been immune to the effects of the economic downturn. In 2009, the protracted nature of this recession pressured borrowers and led to an increase in the number of troubled credits.
The effect of the economy’s extended weakness was evident in our 2009 credit metrics. Compared to 2008, the percentage of credits with pass ratings declined. In addition, levels of nonperforming assets and net charge-offs increased, while loans past due 90 days or more declined modestly. Commercial construction loans accounted for approximately 50% of the increase in troubled credits.
We believe the increase in troubled credits resulted primarily from economic pressures. Conversely, favorable economic conditions in 2006 and 2005 were the main reason for the comparatively low levels of net charge-offs and the net charge-off ratio for those years.
RISK ELEMENTS IN THE LOAN PORTFOLIO

At December 31 (dollars in millions)	2009	2008	2007	2006	2005

Total loans outstanding	$8,967.2	$9,619.1	$8,475.8	$8,094.9	$7,397.7
Nonperforming assets:
Nonaccruing loans	$455.6	$196.4	$52.5	$31.0	$44.0
Troubled restructured loans (accruing)	28.5	—	19.0	—	—
OREO	34.6	14.5	9.1	4.8	0.2

Total nonperforming assets	$518.7	$210.9	$80.6	$35.8	$44.2

Accruing loans past due 90 days or more	$30.6	$34.3	$13.7	$5.8	$4.1
Net charge-offs	$112.3	$52.4	$21.3	$18.5	$10.1
Net charge-off ratio (average balances)	1.21%	0.57%	0.26%	0.24%	0.14%

SELECTED CREDIT QUALITY RATIOS

As of and for the year ended December 31	2009	2008	2007

Loan loss reserve ratio	2.80%	1.63%	1.19%
Nonperforming assets ratio (including OREO)	5.76%	2.19%	0.95%
Accruing loans past due 90 days or more ratio	0.34%	0.36%	0.16%
Net charge-off ratio (average balances)	1.21%	0.57%	0.26%
Serious-doubt loan ratio	0.61%	1.14%	0.17%

The loan loss reserve ratio differs from the nonperforming asset ratio because an asset’s nonperformance does not automatically require additional reserves.
INTERNAL RISK RATING ANALYSIS
In our internal risk rating analysis, the number of credits with pass ratings declined to 81.29%. Ratings downgrades occurred in all portfolios, but were most prevalent in the commercial real estate — construction portfolio.

Part II — Item 7 (continued)	55
INTERNAL RISK RATING CLASSIFICATIONS

At December 31	2009	2008	2007

Pass	81.29%	90.79%	96.03%
Watchlist	6.77%	5.20%	2.69%
Substandard	11.31%	4.00%	1.27%
Doubtful/loss	0.63%	0.01%	0.01%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Some loans that were recorded in 2008 as past due 90 days or more were charged off or transferred to nonaccruing status during 2009, which is why the amount of loans past due 90 days or more was lower at year-end 2009 than at year-end 2008.
ACCRUING LOANS PAST DUE

At December 31 (dollars in millions)	2009	2008	2007

Commercial, financial, and agricultural loans	$4.2	$8.4	$2.4
Commercial real estate — construction loans	4.5	5.0	0.7
Commercial mortgage loans	2.2	1.6	1.3
Consumer and other retail loans	19.7	19.3	9.3

Total loans past due 90 days or more	$30.6	$34.3	$13.7

Ratio of loans past due 90 days to total loans outstanding	0.34%	0.36%	0.16%

NONPERFORMING ASSETS
Nonperforming assets consist of:
•	Nonaccruing loans. These are loans for which we do not expect to receive principal or interest payments according to contractual terms.

•	Restructured loans. These are loans for which we and the borrower have renegotiated terms or conditions.

•	OREO, which consists of properties we acquire through foreclosure or when the borrower defaults. We record these properties at their fair value, less cost to sell.
Seven commercial loan relationships accounted for a majority of the 2009 increase in non-performing loans. All were real estate-related; most were located in Delaware; and they included:
•	A Delaware developer of income-producing retail properties.

•	A mid-Atlantic-based retirement community developer.

•	Residential projects, including one located in Pennsylvania.
NONPERFORMING ASSETS

At December 31 (dollars in millions)	2009	2008	2007

Nonaccruing loans:
Commercial, financial, and agricultural loans	$80.9	$41.3	$24.0
Commercial real estate — construction loans	264.8	112.7	9.9
Commercial mortgage loans	69.0	21.7	7.1
Consumer and other retail loans	40.9	20.7	11.5

Total nonaccruing loans	$455.6	$196.4	$52.5
Troubled restructured loans (accruing)	28.5	—	19.0

Total nonaccruing and troubled restructured loans	$484.1	$196.4	$71.5
OREO	34.6	14.5	9.1

Total nonperforming assets	$518.7	$210.9	$80.6

Ratio of total nonperforming assets to total loans outstanding (including OREO)	5.76%	2.19%	0.95%

56 Wilmington Trust Corporation	2009 Form-10-K
OREO increased $20.1 million during 2009. Four relationships accounted for most of this increase:
•	A single family residential development in central Delaware that we took possession of in the 2009 first quarter.

•	A single- and multi-family residential project in central Delaware that we took possession of in the 2009 second quarter.

•	A single family residential project that we took possession of in the 2009 fourth quarter.

•	An investment property in Maryland that we took possession of in the 2009 fourth quarter.
The other major components of OREO were an income-producing hotel and retail property in Ocean City, Maryland, and a luxury home development in Montgomery County, Pennsylvania. Our foreclosures on both of these properties occurred in the second quarter of 2008. We also sold numerous properties in 2009, which reduced OREO by more than $3 million.
We expect OREO to continue to increase in 2010, as our efforts to resolve problems with borrowers may involve foreclosures.
NET CHARGE-OFFS
The effect of the weak economy on our borrowers led to increases in net charge-offs, the provision for loan losses, and the reserve for loans losses. Net charge-offs rose to $112.3 million, while the net charge-off ratio increased to 1.21% from 0.57% in 2008. Commercial construction loans accounted for most of the increase.
SERIOUS-DOUBT LOANS
Serious-doubt loans are loans that were performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have the potential to become nonperforming loans in the future. Most of our serious-doubt loans are commercial construction loans and commercial, financial, and agricultural loans. A number of the commercial, financial, and agricultural loans are to providers of products and services to the construction industry.
Many of the serious-doubt loans at year-end 2008 were moved to nonaccruing status in 2009, which is why the amount of serious-doubt loans was lower at year-end 2009.
SERIOUS-DOUBT LOANS

At December 31 (dollars in millions)	2009	2008	2007

Commercial, financial, and agricultural loans	$26.1	$82.9	$11.3
Commercial real estate — construction loans	21.0	8.4	—
Commercial mortgage loans	4.0	15.0	—
Consumer and other retail loans	0.8	0.6	—
Contingency allocation	3.0	3.0	3.0

Total serious-doubt loans	$54.9	$109.9	$14.3

Ratio of serious-doubt loans to total loans outstanding	0.61%	1.14%	0.17%

LOAN LOSS RESERVE AND LOAN LOSS PROVISION
The reserve and provision for loan losses increased in 2009 primarily because of deterioration in the quality of the commercial real estate construction portfolio. The loan loss reserve ratio for 2009 was 2.80%, compared with 1.63% for 2008. The 2009 provision for loan losses was $205.0 million, up from $115.5 million for 2008.

Part II — Item 7 (continued)	57
LOAN LOSS RESERVE COMPOSITION

At December 31 (in millions)	2009	2008	2007	2006	2005

Commercial, financial, and agricultural loans	$65.9	$57.5	$33.7	$36.3	$38.5
Real estate — construction loans	100.8	40.1	25.7	19.2	12.7
Commercial mortgage loans	40.6	18.6	15.9	14.5	15.4
Residential mortgage loans	3.3	2.3	1.4	1.3	1.3
Consumer and other loans	40.9	36.5	18.3	16.8	17.4
Unallocated	—	2.1	6.1	6.1	6.1

Total	$251.5	$157.1	$101.1	$94.2	$91.4

The loan loss reserve and provision represent what we believe are reasonable assessments of our known, estimated, and inherent loan losses. In assessing these risks, we make subjective judgments about the likelihood that loans will be repaid and unpaid amounts we might be able to recover. We also consider loan growth, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the mid-Atlantic regional economy, market interest rates, regulatory guidelines, and other factors.
We believe our process provides the best estimate of required reserves at each reporting date. The process we use to calculate the reserve has provided an appropriate reserve over an extended period of time, and we believe that our methodology is sound.
The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry the same or a higher degree of risk than loans already in the portfolio.
Determining the reserve is an inherently subjective process. Estimates we make, including estimates of the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions used to determine the reserve, future adjustments to the reserve may be necessary. This could have a material effect on our financial performance and condition. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” and Note 8, “Reserve for loan losses,” in this report.
COMMERCIAL REAL ESTATE INDUSTRY EXPOSURE
Our exposure to the commercial real estate industry is concentrated within our Regional Banking footprint (the mid-Atlantic region). We make construction and commercial mortgage loans to clients whose businesses are headquartered in this region and whose projects are located in this region. Most of our construction loans are for single-family homes in Delaware and southeastern Pennsylvania.
Our commercial real estate borrowers are well-established businesses that are family-owned or closely held. We do not lend to large, national homebuilders. We do very little condominium construction or conversion financing.
In addition to the collateral provided by the project itself, we generally obtain personal guarantees from commercial real estate borrowers. Before extending credit, we:
•	Conduct separate evaluations of the project’s finances and the borrower’s finances.

•	Stress-test the project’s estimated cash flows in a variety of economic scenarios, including changes in absorption rates and financing costs.
The growth in our commercial real estate-related loan balances in recent years has coincided with:
•	A period of tremendous expansion in our commercial lending activities in southeastern Pennsylvania, New Jersey, and Maryland.

•	Population growth in the region, primarily in southern Delaware.

58 Wilmington Trust Corporation	2009 Form-10-K
COMMERCIAL CONSTRUCTION LOAN UNDERWRITING STANDARDS
•	Maximum term:
•	Two years on unimproved land

•	Three years on land development
•	Target loan size: $1 million to $10 million

•	Maximum loan-to-value (LTV) requirements:
•	50% on unimproved land

•	70% on land development for lots the borrower plans to sell to a third party

•	75% on land development for lots to be built out by the borrower

•	80% on residential construction and income-producing properties

•	70% on special-purpose income-producing properties e.g., self storage facilities, hotels, etc.
•	Construction limits on residential projects: Pre-sold inventory plus a maximum of:
•	4 unsold single-family homes or

•	10 unsold town homes
•	Pre-leasing requirements for commercial construction projects:
•	100% coverage of all debt on an interest-only basis

•	70% coverage of all debt on an amortizing basis
These standards reflect changes that became effective in January 2010. Before then, the maximum LTV was 65% on unimproved land, 75% on all land development loans, and 80% on all income-producing properties. The construction limit on unsold single-family homes was 6.
Consistent with industry practice, when we fund an interest reserve on a construction loan, we include it in the loan-to-value calculation and as part of the total loan amount.
For more information about our commercial real estate industry exposure, read the Regional Banking discussion and Note 7, “Loan concentrations,” in this report.
OTHER INFORMATION
DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. These instruments and contracts include:
•	Derivative instruments, such as interest rate swaps and interest rate floors. These instruments help us manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes. For more information about our use of derivatives, read Note 15, “Derivative and hedging activities,” in this report.

•	Instruments that generally accepted accounting principles deem to be off-balance-sheet arrangements. These instruments include standby letters of credit, unfunded lending commitments, unadvanced lines of credit, operating lease obligations, and other guaranties. For more information about this, read Note 12, “Borrowings,” and Note 13, “Commitments and contingencies,” in this report.

•	Pension and other postretirement benefit plan obligations. We contributed $43.3 million and $9.8 million in 2009 and 2008, respectively, to these plans. For more information about this, read Note 18, “Pension and other postretirement benefits,” in this report.

•	Contractual obligations including certificates of deposit and long-term debt, which appear on our balance sheet. For more information about this, read Note 11, “Deposits,” and Note 12, “Borrowings,” in this report.

Part II — Item 7 (continued)	59
On March 31, 2006, we sold $250.0 million of interest rate swaps associated with the $250.0 million of subordinated long-term debt we issued on April 4, 2003. We realized a loss of $12.7 million in this transaction. We will recognize the amount of the loss over the remaining life of the debt, which matures in 2013, and record it in our income statement as interest expense on long-term debt.
OTHER CONTRACTUAL OBLIGATIONS

At December 31 (in millions)	2009	2008

FHLB loan[1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements[2]	$72.7	$72.6
Certificates of deposit	$2,408.1	$3,736.1
Letters of credit, unfunded lending commitments, and unadvanced lines of credit	$3,136.4	$3,667.3

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.
AMOUNT AND DURATION OF PAYMENTS DUE ON CURRENT CONTRACTUAL OBLIGATIONS

		Less than	1 to 3	3 to 5	More than
As of December 31, 2009 (in millions)	Total	1 year	years	years	5 years

Certificates of deposit	$2,408.1	$1,749.2	$563.3	$91.9	$3.7
Debt obligations	478.0	28.0	—	250.0	200.0
Interest on debt obligations	181.7	30.6	58.4	37.5	55.2
Operating lease obligations	72.7	13.5	20.6	16.9	21.7
Benefit plan obligations	3.6	3.6	—	—	—

Total	$3,144.1	$1,824.9	$642.3	$396.3	$280.6

The debt obligations in the table above consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003 and is due in 2013.

•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008, and is due on April 2, 2018.

•	FHLB advances of $28.0 million.
Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet. We have agreed with our regulators that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt with a maturity of greater than one year, in each case without prior written approval from our regulators.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At December 31, 2009, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information about this, read Note 20, “Income taxes,” in this report.
Our agreements with CRM and RCM permit principal members and designated key employees of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 4, “Affiliates and acquisitions,” in this report.

60 Wilmington Trust Corporation	2009 Form-10-K
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies conform with U.S. generally accepted accounting principles (GAAP), and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition, the reserve for loan losses, stock-based employee compensation, investment securities valuations, goodwill impairments, loan origination fees and costs, income taxes, and other items. For more information about our critical accounting policies, read Note 2, “Summary of significant accounting policies,” and Note 3, “Recent accounting pronouncements,” in this report.
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
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
These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; fluctuations in equity or fixed income markets; changes in the market values of, or expected cash flows from, securities in our investment securities portfolio; significant changes in banking laws or regulations; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by unrest in other parts of the world.

Part II — Item 7A	61
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. All of these risks could affect our financial performance and condition adversely. Our primary risks are credit risk, interest rate risk, financial market risk, and economic risk. For more information about credit risk, read the asset quality and credit risk discussions in this report.
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
We have more floating rate assets than floating rate liabilities, and our interest rate risk position is asset sensitive. In general, this means that:
•	In a rising market interest rate environment, our net interest income is more likely to increase.

•	In a declining market interest rate environment, our net interest income is more likely to decrease.
When market interest rates change, our floating rate assets reprice more quickly than our deposits, because:
•	The pricing adjusts on most of our floating rate loans within 30 to 45 days of a rate change.

•	The rates on noninterest-bearing demand deposits do not adjust with market rate changes.

•	Certificates of deposit have fixed rates and typically take more than six months to mature.
Our interest rate risk management objective is to minimize reductions in net interest income that might result from changes in market interest rates. To mitigate interest rate risk, we:
•	Maintain a mix of assets and liabilities that gives us flexibility in a dynamic marketplace.

•	Manage the relative proportion of fixed and floating rate assets and liabilities so we can manage their repricing characteristics as closely as possible.

•	Manage the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read the investment securities discussion in this report.

•	Sell most newly originated fixed rate residential mortgages into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in holding instruments with fixed rates and 15- to 30-year maturities.

•	Prefer to manage our exposure to fixed rate mortgages through our investment securities portfolio. The mortgage-backed instruments in our investment securities portfolio typically have shorter maturity and duration characteristics than a portfolio of individual mortgage loans.

•	Use derivative instruments. For more information about this, read the discussion of off-balance-sheet arrangements and contractual obligations and Note 15, “Derivative and hedging activities,” in this report.
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

62 Wilmington Trust Corporation	2009 Form-10-K
a stable interest rate environment to multiple hypothetical interest rate scenarios. As a rule, our model employs scenarios in which rates gradually move up or down 250 basis points over a period of 10 months.
We believe the primary measure of interest rate risk management is the net interest margin. The margin was affected negatively in 2009 and 2008 due to low short-term market interest rates. For more information about the margin, read the net interest income discussion in this report.
NET INTEREST MARGIN

For the year ended December 31	2009	2008	2007

Net interest margin	3.08%	3.28%	3.67%

In 2009 and 2008, balances of floating rate assets exceeded balances of floating rate liabilities; floating rate assets repriced more quickly than floating rate liabilities; and our interest rate risk position remained asset sensitive.
REPRICING CHARACTERISTICS

At December 31 (in millions)	2009	2008	2007

Commercial loans repricing within 30 to 45 days	$5,901.5	$5,946.2	$4,988.0
Non-core deposits repricing in 90 or fewer days	$1,927.6	$3,345.8	$3,302.4

As of December 31, 2009, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 10.84% over the 12 months beginning December 31, 2009.
SIMULATED EFFECT OF INTEREST RATE CHANGES ON NET INTEREST INCOME

For the 12 months beginning December 31	2009	2008	2007

Gradual increase of 250 basis points	10.84%	4.03%	4.22%
Gradual decrease of 250 basis points[1]	—	—	(6.67)%

[1]	We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model.
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
FINANCIAL MARKET RISK
We define financial market risk as the risk that declines in equity and debt market valuations could reduce the fees we receive for providing asset management, custody, and other services. Most WAS fees, some CCS fees, and all of the revenue we receive from affiliate money managers CRM and RCM are based on financial market valuations.

Part II — Item 7A. (continued)	63
Our total revenue subject to financial market risk for 2009 was relatively unchanged from the amount for 2008. This is because the recessionary pressures and economic conditions noted earlier dampened the effects of new business acquisition in 2009. In 2008, the amount of revenue subject to financial market risk was higher than for 2007, largely due to the retirement services acquisitions we completed in 2008.
REVENUE SUBJECT TO FINANCIAL MARKET RISK

For the year (in millions)	2009	2008	2007

Wealth Advisory Services (WAS):
Trust and investment advisory fees	$131.6	$152.0	$158.6
Mutual fund fees	16.6	27.2	21.4

Total WAS revenue subject to financial market risk	$148.2	$179.2	$180.0
Total WAS revenue	$190.2	$224.7	$220.1

Corporate Client Services (CCS):
Retirement services	$67.5	$37.4	$12.9
Investment/cash management services	14.9	13.9	12.8

Total CCS revenue subject to financial market risk	$82.4	$51.3	$25.7
Total CCS revenue	$171.4	$131.8	$98.6

Affiliate money managers revenue	$15.2	$15.7	$21.9

Total revenue subject to financial market risk	$245.8	$246.2	$227.6
Total operating revenue[1]	$550.3	$665.3	$726.7

[1]	Excluding securities impairment charges and after amortization and the provision for loan losses.
Also subject to financial market risk is revenue from our investment securities portfolio, because financial markets determine the valuations of the instruments we hold in the portfolio. For more information about revenue from our investment securities, see the analysis of earnings in this report.
ECONOMIC RISK
Changes in economic conditions could change demand for the services we provide and, ultimately, affect loan and deposit balances, revenue, net income, and our overall results negatively.
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
OTHER RISK
For more information about risk, read Item 1A and the credit quality discussion in the MD&A in this report.

64 Wilmington Trust Corporation	2009 Form-10-K
Item 8. Financial Statements and Supplementary Data
Five-Year Comparison of Consolidated Average Statements of Condition

For the year ended December 31 (in millions)	2009	2008	2007	2006	2005

ASSETS
Cash and due from banks	$188.7	$226.2	$208.7	$210.6	$229.2
Interest-bearing deposits in other banks	212.4	94.0	4.4	2.9	1.0
Federal funds sold and securities purchased under agreements to resell	22.4	32.7	34.0	49.9	32.7
Investment securities:
U.S. Treasury securities	54.5	61.0	103.0	156.5	124.4
Government agency securities	250.4	493.3	657.8	478.9	363.8
Obligations of state and political subdivisions	6.3	9.0	14.7	10.0	11.5
Preferred stock	19.3	35.6	66.2	90.2	94.0
Mortgage-backed securities	363.6	700.2	647.5	761.9	925.0
Other securities	161.7	262.1	374.3	386.5	344.6

Total investment securities	855.8	1,561.2	1,863.5	1,884.0	1,863.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	24.8	22.2	12.4	9.1	13.3
Loans:
Commercial, financial, and agricultural loans	2,732.0	2,814.6	2,485.7	2,437.4	2,462.1
Real estate — construction loans	1,958.3	1,860.6	1,731.9	1,516.8	982.3
Commercial mortgage loans	2,007.8	1,694.1	1,382.2	1,240.8	1,229.1

Total commercial loans	6,698.1	6,369.3	5,599.8	5,195.0	4,673.5
Residential mortgage loans	501.0	562.0	556.3	495.2	438.6
Consumer loans	1,565.2	1,728.7	1,526.6	1,458.2	1,329.3
Loans secured with investments	479.2	540.0	529.3	551.4	605.7

Total retail loans	2,545.4	2,830.7	2,612.2	2,504.8	2,373.6
Total loans net of unearned income	9,243.5	9,200.0	8,212.0	7,699.8	7,047.1
Reserve for loan losses	(175.5)	(108.1)	(95.5)	(91.8)	(90.9)

Net loans	9,068.0	9,091.9	8,116.5	7,608.0	6,956.2
Premises and equipment	150.7	153.5	149.6	150.6	148.9
Goodwill	358.9	356.0	314.3	339.6	341.4
Other intangibles	43.6	42.4	36.6	37.4	41.5
Other assets	423.9	301.1	257.4	203.0	175.5

Total assets	$11,349.2	$11,881.2	$10,997.4	$10,495.1	$9,803.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$1,167.9	$778.1	$722.4	$759.1	$992.0
Interest-bearing deposits:
Savings deposits	908.3	779.3	500.1	311.4	344.9
Interest-bearing demand deposits	3,164.9	2,470.4	2,400.2	2,365.1	2,303.8
Certificates under $100,000	1,072.5	1,006.3	1,010.1	979.4	824.4
Local certificates $100,000 and over	176.7	299.5	412.7	521.7	401.5

Total core deposits	6,490.3	5,333.6	5,045.5	4,936.7	4,866.6
National brokered certificates	1,333.2	2,846.3	2,756.7	2,803.9	2,306.6

Total deposits	7,823.5	8,179.9	7,802.2	7,740.6	7,173.2
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,311.9	1,810.5	1,465.0	1,116.2	1,096.3
U.S. Treasury demand deposits	3.7	18.5	9.8	11.1	11.5
Line of credit and other debt	7.6	54.5	93.4	8.5	—

Total short-term borrowings	1,323.2	1,883.5	1,568.2	1,135.8	1,107.8
Other liabilities	407.9	296.2	228.5	164.9	167.0
Long-term debt	463.0	418.3	307.3	394.4	405.5

Total liabilities	10,017.6	10,777.9	9,906.2	9,435.7	8,853.5
Wilmington Trust stockholders’ equity:
Preferred stock	322.3	17.9	—	—	—
Other stockholders’ equity	1,009.0	1,085.2	1,091.0	1,059.1	949.3

Total Wilmington Trust stockholders’ equity	1,331.3	1,103.1	1,091.0	1,059.1	949.3
Noncontrolling interest	0.3	0.2	0.2	0.3	0.2

Total stockholders’ equity	1,331.6	1,103.3	1,091.2	1,059.4	949.5

Total liabilities and stockholders’ equity	$11,349.2	$11,881.2	$10,997.4	$10,495.1	$9,803.0

Part II — Item 8 (continued)	65
Five-Year Comparison of Consolidated Statements of Income

For the year ended December 31 (dollars in millions, except share amounts)	2009	2008	2007	2006	2005

NET INTEREST INCOME
Interest income	$437.2	$611.4	$722.2	$674.8	$516.6
Interest expense	119.0	253.7	353.3	311.7	187.7

Net interest income	318.2	357.7	368.9	363.1	328.9
Provision for loan losses	(205.0)	(115.5)	(28.2)	(21.3)	(11.8)

Net interest income after provision for loan losses	113.2	242.2	340.7	341.8	317.1

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services	190.2	224.7	220.1	192.0	172.1
Corporate Client Services	171.4	131.8	98.6	85.6	76.3
Cramer Rosenthal McGlynn	17.6	16.4	20.7	19.3	16.1
Roxbury Capital Management	(2.4)	(0.7)	1.2	1.2	1.4

Total advisory fees	376.8	372.2	340.6	298.1	265.9
Amortization of affiliate intangibles	(8.5)	(7.7)	(4.7)	(4.2)	(4.0)

Advisory fees after amortization of affiliate intangibles	368.3	364.5	335.9	293.9	261.9
Service charges on deposit accounts	31.2	30.2	28.3	28.2	28.1
Other noninterest income	24.0	28.3	21.7	23.8	22.5
Securities gains/(losses)	(63.9)	(130.6)	0.1	0.2	0.8

Total noninterest income	359.6	292.4	386.0	346.1	313.3
Net interest and noninterest income	472.8	534.6	726.7	687.9	630.4

NONINTEREST EXPENSE
Salaries and wages	197.8	196.3	172.8	154.4	139.8
Incentives and bonuses	31.5	48.1	46.9	39.8	38.0
Employment benefits	58.1	51.7	50.9	48.3	47.2
Net occupancy	30.9	30.8	28.3	25.7	22.4
Furniture, equipment, and supplies	40.7	43.3	39.2	38.3	34.7
Other noninterest expense	153.5	122.6	106.0	92.8	88.0

Total noninterest expense before goodwill impairment	512.5	492.8	444.1	399.3	370.1
Goodwill impairment write-down	—	66.9	—	72.3	—

Total noninterest expense	512.5	559.7	444.1	471.6	370.1

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(39.7)	(25.1)	282.6	216.3	260.3
Income tax (benefit)/expense	(36.5)	(2.0)	99.7	72.7	93.0

Net (loss)/income before noncontrolling interest	(3.2)	(23.1)	182.9	143.6	167.3
Net income attributable to noncontrolling interest	1.2	0.5	0.9	(0.2)	0.3

Net (loss)/income attributable to Wilmington Trust Corporation	$(4.4)	$(23.6)	$182.0	$143.8	$167.0
Dividends and accretion on preferred stock	18.3	0.9	—	—	—

Net (loss)/income available to common shareholders	$(22.7)	$(24.5)	$182.0	$143.6	$167.0
Net (loss)/income per common share — basic	$(0.33)	$(0.36)	$2.68	$2.10	$2.47
Net (loss)/income per common share — diluted	$(0.33)	$(0.36)	$2.64	$2.06	$2.43
Weighted average shares outstanding (in thousands)
Basic	68,966	67,454	67,946	68,413	67,688
Diluted	68,966	67,454	68,851	69,675	68,570
Net (loss)/income as a percentage of:
Average total assets	(0.04)%	(0.20)%	1.65%	1.37%	1.70%
Average stockholders’ equity	(0.44)%	(2.17)%	16.68%	13.58%	17.59%

66 Wilmington Trust Corporation	2009 Form-10-K
Summary of Consolidated Quarterly Results of Operations (unaudited)

For the quarter ended December 31	2009					2008
(in millions, except share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

NET INTEREST INCOME
Interest income	$102.4	$106.3	$111.3	$117.1	$147.1	$152.1	$150.0	$162.4
Interest expense	24.5	26.3	29.7	38.6	52.5	61.0	64.8	75.5

Net interest income	77.9	80.0	81.6	78.5	94.6	91.1	85.2	86.9
Provision for loan losses	(82.8)	(38.7)	(54.0)	(29.5)	(67.5)	(19.6)	(18.5)	(10.0)

Net interest income after provision for loan losses	(4.9)	41.3	27.6	49.0	27.1	71.5	66.7	76.9

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services	47.4	45.9	47.1	49.7	54.0	57.3	57.8	55.7
Corporate Client Services	46.8	43.9	41.3	39.4	39.7	34.4	31.7	26.0
Cramer Rosenthal McGlynn	4.4	5.3	5.0	3.0	3.1	3.8	5.5	4.0
Roxbury Capital Management	(0.5)	(0.6)	(0.6)	(0.8)	(0.3)	0.4	(1.1)	0.3

Total advisory fees	98.1	94.5	92.8	91.3	96.5	95.9	93.9	86.0
Amortization of affiliate intangibles	(2.0)	(2.1)	(2.1)	(2.3)	(2.3)	(2.2)	(2.0)	(1.2)

Advisory fees after amortization of affiliate intangibles	96.1	92.4	90.7	89.0	94.2	93.7	91.9	84.8
Service charges on deposit accounts	7.7	8.1	7.5	7.9	7.3	7.7	7.5	7.6
Other noninterest income	5.8	5.2	6.8	6.2	5.5	6.1	6.3	10.4
Securities gains, net of losses	0.1	1.5	—	12.1	—	—	0.1	—
Total other-than-temporary impairment losses	(17.7)	(57.5)	(67.7)	(4.5)	(98.4)	(19.7)	(12.6)	—
Amount of loss recognized in other comprehensive income (before taxes)	6.2	19.4	44.3	—	—	—	—	—

Net other-than-temporary impairment losses recognized in income	(11.5)	(38.1)	(23.4)	(4.5)	(98.4)	(19.7)	(12.6)	—

Total noninterest income	98.2	69.1	81.6	110.7	8.6	87.8	93.2	102.8

Net interest and noninterest income	93.3	110.4	109.2	159.7	35.7	159.3	159.9	179.7

NONINTEREST EXPENSE
Salaries and wages	50.7	49.3	48.6	49.1	51.7	50.6	48.3	45.7
Incentives and bonuses	9.1	9.7	7.8	4.9	8.6	11.8	13.2	14.5
Employment benefits	13.2	14.0	14.2	16.7	12.1	12.8	12.4	14.3
Net occupancy	7.6	7.7	7.7	7.8	7.3	7.9	8.0	7.5
Furniture, equipment, and supplies	10.4	10.1	10.0	10.5	11.8	11.7	10.3	9.8
Other noninterest expense:
Advertising and contributions	1.9	1.4	1.8	2.5	2.8	2.6	3.0	2.1
Servicing and consulting fees	3.7	3.1	3.5	4.1	4.8	2.9	3.2	2.5
Subadvisor expense:
Retirement services	8.2	7.6	7.0	6.7	6.7	2.0	0.8	—
Other services	1.6	1.2	1.3	1.4	2.4	2.7	2.7	2.7
Travel, entertainment, and training	2.3	1.8	1.9	1.8	2.8	3.2	2.9	2.4
Originating and processing fees	2.4	2.4	3.1	2.3	2.8	2.8	2.6	2.4
Insurance	6.1	5.6	10.3	4.2	2.5	2.3	1.8	1.9
Legal and auditing fees	2.9	2.9	3.6	2.3	3.8	1.8	3.1	1.8
Other expense	10.5	10.2	7.6	12.3	11.7	8.8	9.3	7.9

Total other noninterest expense	39.6	36.2	40.1	37.6	40.3	29.1	29.4	23.7
Total noninterest expense before goodwill impairment	130.6	127.0	128.4	126.6	131.8	123.9	121.6	115.5
Goodwill impairment write-down	—	—	—	—	—	—	66.9	—

Total noninterest expense	130.6	127.0	128.4	126.6	131.8	123.9	188.5	115.5

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(37.3)	(16.6)	(19.2)	33.1	(96.1)	35.4	(28.6)	64.2
Income tax (benefit)/expense	(26.9)	(10.8)	(10.2)	11.2	(27.6)	12.3	(9.3)	22.7

Net (loss)/income before noncontrolling interest	(10.4)	(5.8)	(9.0)	21.9	(68.5)	23.1	(19.3)	41.5
Net income attributable to noncontrolling interest	0.8	0.1	0.1	0.1	—	0.2	0.2	0.1

Net (loss)/income attributable to Wilmington Trust Corporation	$(11.2)	$(5.9)	$(9.1)	$21.8	$(68.5)	$22.9	$(19.5)	$41.4
Dividends and accretion on preferred stock	4.5	4.5	4.5	4.6	0.9	—	—	—

Net (loss)/income available to common shareholders	$(15.7)	$(10.4)	$(13.6)	$17.2	$(69.4)	$22.9	$(19.5)	$41.4
Net (loss)/income per common share — basic	$(0.23)	$(0.15)	$(0.20)	$0.25	$(1.02)	$0.34	$(0.29)	$0.62
Net (loss)/income per common share — diluted	$(0.23)	$(0.15)	$(0.20)	$0.25	$(1.02)	$0.34	$(0.29)	$0.62

Part II — Item 8 (continued)	67
Consolidated Statements of Condition

As of December 31 (in millions, except share amounts)	2009	2008

ASSETS
Cash and due from banks	$202.9	$234.7
Interest-bearing deposits in other banks	165.4	196.7
Federal funds sold and securities purchased under agreements to resell	15.1	45.3
Investment securities available for sale	747.6	1,210.7
Investment securities held to maturity (fair value of $101.8 in 2009 and $119.2 in 2008)	112.9	162.6

Total investment securities	860.5	1,373.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26.8	20.0
Loans:
Commercial, financial, and agricultural loans	2,627.0	2,966.3
Real estate — construction loans	1,956.4	1,923.8
Commercial mortgage loans	2,102.3	1,870.2

Total commercial loans	6,685.7	6,760.3
Residential mortgage loans	431.0	571.2
Consumer loans	1,408.9	1,732.9
Loans secured with investments	441.6	554.7

Total retail loans	2,281.5	2,858.8
Total loans net of unearned income of $6.4 in 2009 and $5.6 in 2008	8,967.2	9,619.1
Reserve for loan losses	(251.5)	(157.1)

Net loans	8,715.7	9,462.0
Premises and equipment, net	146.8	152.0
Goodwill, net of accumulated amortization of $29.8 in 2009 and 2008	363.2	355.6
Other intangible assets, net of accumulated amortization of $49.9 in 2009 and $39.6 in 2008	40.2	47.0
Accrued interest receivable	66.9	82.0
Other assets	493.6	350.3

Total assets	$11,097.1	$12,318.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$1,470.6	$1,231.7
Interest-bearing deposits:
Savings deposits	921.5	815.7
Interest-bearing demand deposits	3,590.7	2,632.9
Certificates under $100,000	1,000.6	1,072.5
Local certificates $100,000 and over	136.9	230.7

Total core deposits	7,120.3	5,983.5
National brokered certificates	1,270.6	2,432.9

Total deposits	8,390.9	8,416.4
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	575.8	1,590.8
U.S. Treasury demand deposits	—	6.4
Line of credit and other debt	28.0	20.0

Total short-term borrowings	603.8	1,617.2
Accrued interest payable	56.7	71.2
Other liabilities	295.7	411.2
Long-term debt	442.9	468.8

Total liabilities	9,790.0	10,984.8
Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	323.3	321.5
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 78,528,346 shares	78.5	78.5
Capital surplus	214.8	216.4
Retained earnings	1,101.5	1,103.7
Accumulated other comprehensive loss	(116.3)	(84.5)

Total contributed capital and retained earnings	1,601.8	1,635.6
Less: treasury stock: 9,131,360 shares in 2009 and 9,414,898 shares in 2008, at cost	(295.1)	(301.7)

Total Wilmington Trust stockholders’ equity	1,306.7	1,333.9
Noncontrolling interest	0.4	0.2

Total stockholders’ equity	1,307.1	1,334.1

Total liabilities and stockholders’ equity	$11,097.1	$12,318.9

See Notes to Consolidated Financial Statements.

68 Wilmington Trust Corporation	2009 Form-10-K
Consolidated Statements of Income

For the year ended December 31 (in millions, except share amounts)	2009	2008	2007

NET INTEREST INCOME
Interest and fees on loans	$400.3	$532.8	$627.5
Interest and dividends on investment securities:
Taxable interest	34.0	73.1	87.4
Tax-exempt interest	0.3	0.4	0.5
Dividends	1.5	2.5	4.4
Interest on deposits in other banks	0.6	1.4	0.3
Interest on federal funds sold and securities purchased under agreements to resell	0.1	0.5	1.7
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	0.4	0.7	0.4

Total interest income	437.2	611.4	722.2
Interest on deposits	82.0	182.7	257.0
Interest on short-term borrowings	4.0	41.7	76.8
Interest on long-term debt	33.0	29.3	19.5

Total interest expense	119.0	253.7	353.3
Net interest income	318.2	357.7	368.9
Provision for loan losses	(205.0)	(115.5)	(28.2)

Net interest income after provision for loan losses	113.2	242.2	340.7

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	131.6	152.0	158.6
Mutual fund fees	16.6	27.2	21.4
Planning and other services	42.0	45.5	40.1

Total Wealth Advisory Services	190.2	224.7	220.1
Corporate Client Services:
Global corporate trust services	89.0	80.5	72.9
Retirement services	67.5	37.4	12.9
Investment/cash management services	14.9	13.9	12.8

Total Corporate Client Services	171.4	131.8	98.6
Cramer Rosenthal McGlynn	17.6	16.4	20.7
Roxbury Capital Management	(2.4)	(0.7)	1.2

Total advisory fees	376.8	372.2	340.6
Amortization of affiliate intangibles	(8.5)	(7.7)	(4.7)

Total advisory fees after amortization of affiliate intangibles	368.3	364.5	335.9
Service charges on deposit accounts	31.2	30.2	28.3
Loan fees and late charges	8.8	8.9	8.6
Card fees	9.8	9.6	7.2
Other noninterest income	5.4	9.8	5.9
Securities gains, net of losses	13.6	0.1	0.1
Total other-than-temporary impairment losses	(147.4)	(130.7)	—
Amount of loss recognized in other comprehensive income (before taxes)	69.9	—	—

Net other-than-temporary impairment losses recognized in income	(77.5)	(130.7)	—

Total noninterest income	359.6	292.4	386.0

Net interest and noninterest income	$472.8	$534.6	$726.7

Part II — Item 8 (continued)	69

For the year ended December 31 (in millions, except share amounts)	2009	2008	2007

NONINTEREST EXPENSE
Salaries and wages	$197.8	$196.3	$172.8
Incentives and bonuses	31.5	48.1	46.9
Employment benefits	58.1	51.7	50.9
Net occupancy	30.9	30.8	28.3
Furniture, equipment, and supplies	40.7	43.3	39.2
Advertising and contributions	7.6	10.5	10.7
Servicing and consulting fees	14.3	13.4	11.2
Subadvisor expense:
Retirement services	29.5	9.6	0.1
Other services	5.4	10.3	10.4
Travel, entertainment, and training	7.9	11.3	10.7
Originating and processing fees	10.2	10.6	10.9
Insurance	26.1	8.4	4.4
Conversion errors	2.8	—	—
Legal and auditing fees	11.8	10.5	8.8
Other noninterest expense	37.9	38.0	38.8

Total noninterest expense before goodwill impairment	512.5	492.8	444.1
Goodwill impairment write-down	—	66.9	—

Total noninterest expense	512.5	559.7	444.1

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(39.7)	(25.1)	282.6
Income tax (benefit)/expense	(36.5)	(2.0)	99.7

Net (loss)/income before noncontrolling interest	(3.2)	(23.1)	182.9
Net income attributable to noncontrolling interest	1.2	0.5	0.9

Net (loss)/income attributable to Wilmington Trust Corporation	(4.4)	(23.6)	182.0
Dividends and accretion on preferred stock	18.3	0.9	—

Net (loss)/income available to common shareholders	$(22.7)	$(24.5)	$182.0

Net (loss)/income per common share:
Basic	$(0.33)	$(0.36)	$2.68
Diluted	$(0.33)	$(0.36)	$2.64
Weighted average shares outstanding (in thousands):
Basic	68,966	67,454	67,946
Diluted	68,966	67,454	68,851

See Notes to Consolidated Financial Statements.

70 Wilmington Trust Corporation	2009 Form-10-K
Consolidated Statements of Changes In Stockholders’ Equity

(In millions, except share amounts)	Preferred stock

2009
Balance at January 1, 2009	$321.5
Comprehensive income:
Net loss	—
Other comprehensive income[1]	—
Total comprehensive income
Cash dividends paid: $0.365 per common share	—
Cash dividends paid on preferred stock	—
Common stock issued under employment benefit plans and to the Board of Directors (388,470 shares issued)	—
Stock-based compensation expense	—
Preferred stock discount accretion	1.8
Adoption of FSP-FAS 115-2 and FAS 124-2	—
Cancellation of restricted stock	—
Deferred tax asset adjustment for stock-based compensation	—
Acquisition of treasury stock (3,039 shares acquired)	—
Net income attributable to noncontrolling interest	—
Distributions to noncontrolling interest	—

Balance at December 31, 2009	$323.3

2008
Balance at January 1, 2008	$—
Comprehensive loss:
Net loss	—
Other comprehensive loss[1]	—
Total comprehensive loss
Cash dividends paid: $1.37 per common share	—
Preferred stock issued	321.5
Pension/SERP[4] adjustment due to change in measurement date, net of taxes[5]	—
Common stock issued under employment benefit plans and to the Board of Directors (353,197 shares issued)	—
Reissuance of treasury stock (1,727,300 shares reissued)	—
Stock-based compensation expense	—
Acquisition of treasury stock (53,595 shares acquired)	—
Tax expense from stock-based compensation costs	—
Net income attributable to noncontrolling interest	—
Distributions to noncontrolling interest	—

Balance at December 31, 2008	$321.5

Part II — Item 8 (continued)	71

					Total
			Accumulated		Wilmington Trust
		Retained	other		stockholders’	Noncontrolling
Common stock[2]	Capital surplus	earnings	comprehensive loss[3]	Treasury stock	equity	interest	Total

$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$1,333.9	$0.2	$1,334.1

—	—	(4.4)	—	—	(4.4)	—	(4.4)
—	—	—	12.7	—	12.7	—	12.7

					8.3		8.3
—	—	(25.2)	—	—	(25.2)	—	(25.2)
—	—	(15.3)	—	—	(15.3)	—	(15.3)
—	(8.5)	—	—	8.8	0.3	—	0.3
—	5.6	—	—	—	5.6	—	5.6
—	—	(1.8)	—	—	—	—	—
—	—	44.5	(44.5)	—	—	—	—
—	2.2	—	—	(2.2)	—	—	—
—	(0.9)	—	—	—	(0.9)	—	(0.9)
—	—	—	—	—	—	—	—
—	—	—	—	—	—	1.2	1.2
—	—	—	—	—	—	(1.0)	(1.0)

$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$1,306.7	$0.4	$1,307.1

$78.5	$188.1	$1,221.1	$(28.4)	$(339.0)	$1,120.3	$0.1	$1,120.4

—	—	(23.6)	—	—	(23.6)	—	(23.6)
—	—	—	(56.1)	—	(56.1)	—	(56.1)

					(79.7)		(79.7)
—	—	(92.5)	—	—	(92.5)	—	(92.5)
—	8.5	—	—	—	330.0	—	330.0
—	—	(1.3)	—	—	(1.3)	—	(1.3)
—	1.3	—	—	5.9	7.2	—	7.2
—	10.6	—	—	33.1	43.7	—	43.7
—	8.0	—	—	—	8.0	—	8.0
—	—	—	—	(1.7)	(1.7)	—	(1.7)
—	(0.1)	—	—	—	(0.1)	—	(0.1)
—	—	—	—	—	—	0.5	0.5
—	—	—	—	—	—	(0.4)	(0.4)

$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$1,333.9	$0.2	$1,334.1
(continued)

72 Wilmington Trust Corporation	2009 Form-10-K
Consolidated Statements of Changes In Stockholders’ Equity (continued)

(In millions, except share amounts)	Preferred stock

2007	$—
Balance at January 1, 2007	—
Comprehensive income:
Net income	—
Other comprehensive income[1]	—
Total comprehensive income
Cash dividends paid: $1.32 per common share	—
Common stock issued under employment benefit plans and to the Board of Directors (807,955 shares issued)	—
Stock-based compensation expense	—
Acquisition of treasury stock (2,180,923 shares acquired)	—
Adoption of FASB Interpretation No. 48	—
Tax benefits from stock-based compensation costs	—
Net income attributable to noncontrolling interest	—
Distributions to noncontrolling interest	—

Balance at December 31, 2007	$—

Part II — Item 8 (continued)	73

					Total
			Accumulated		Wilmington Trust
		Retained	other		stockholders’	Noncontrolling
Common stock[2]	Capital surplus	earnings	comprehensive loss[3]	Treasury stock	equity	interest	Total

$78.5	$168.6	$1,130.4	$(52.7)	$(265.5)	$1,059.3	$—	$1,059.3

—	—	182.0	—	—	182.0	—	182.0
—	—	—	24.3	—	24.3	—	24.3

					206.3		206.3
—	—	(89.9)	—	—	(89.9)	—	(89.9)
—	10.1	—	—	13.0	23.1	—	23.1
—	8.1	—	—	—	8.1	—	8.1
—	—	—	—	(86.5)	(86.5)	—	(86.5)
—	—	(1.4)	—	—	(1.4)	—	(1.4)
—	1.3	—	—	—	1.3	—	1.3
—	—	—	—	—	—	0.9	0.9
—	—	—	—	—	—	(0.8)	(0.8)

$78.5	$188.1	$1,221.1	$(28.4)	$(339.0)	$1,120.3	$0.1	$1,120.4

[1]	Other comprehensive (loss)/income

(in millions)	2009	2008	2007

Other comprehensive (loss)/income, net of tax:
Net unrealized (losses)/gains on securities, net of taxes of $3.7, $(54.0), and $(2.6)	$6.6	$(95.9)	$(4.5)
Net unrealized gain on equity method investment, net of taxes of $(0.2), $0.3, and $0.0	(0.4)	0.5	—
Reclassification adjustment for securities losses/(gains) included in net income, net of income taxes of $(3.3), $47.0, and $0.0	(5.8)	83.6	(0.1)
Net unrealized holding gains/(losses) arising during the year on derivatives used for cash flow hedges, net of taxes of $0.0, $4.9, and $8.3	—	8.8	15.4
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of taxes of $(4.3), $(3.6), and $0.0	(7.7)	(6.7)	—
Reclassification adjustment of derivative costs, net of income taxes of $0.0, $(0.8), and $0.7	—	(1.4)	1.3
Non-credit portion of other-than-temporary impairments (OTTI) on held-to-maturity investment securities recognized in OCI, net of taxes of $(25.2), $0.0, and $0.0	(44.7)	—	—
Accretion of non-credit portion of OTTI losses recognized in OCI, net of taxes of $(0.2), $0.0, and $0.0	(0.4)	—	—
Reclassification adjustment of current period OTTI recognized in OCI, net of taxes of $19.0, $0.0, and $0.0	33.6	—	—
Reclassification of unrealized losses recorded previously at the time of transfer to held-to-maturity, net of taxes of $13.2, $0.0, and $0.0	23.4	—	—
Foreign currency translation adjustments, net of income taxes of $0.7, $(1.5), and $0.2	1.2	(2.6)	0.3
SERP[4] liability adjustment, net of income taxes of $(1.5), $(1.9), and $(0.4)	(2.7)	(3.6)	(0.7)
Postretirement benefits liability adjustment, net of income taxes of $(1.2), $5.1, and $0.4	(2.1)	9.6	0.4
Minimum pension liability adjustment, net of income taxes of $6.5, $(26.1), and $6.5	11.7	(48.4)	12.2

Total other comprehensive income/(loss)	$12.7	$(56.1)	$24.3

[2]	Shares outstanding at December 31, 2009, 2008, and 2007, respectively, were 69,396,986, 69,113,448, and 67,086,546.

[3]	See Note 21 for additional accumulated other comprehensive loss information.

[4]	Supplemental executive retirement plan.

[5]	See Note 18 for measurement date information.
See Notes to Consolidated Financial Statements.

74 Wilmington Trust Corporation	2009 Form-10-K
Consolidated Statements of Cash Flows

For the year ended December 31 (in millions)	2009	2008	2007

OPERATING ACTIVITIES
Net (loss)/income before noncontrolling interest	$(3.2)	$(23.1)	$182.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	205.0	115.5	28.2
Provision for depreciation and other amortization	22.3	22.8	22.8
Amortization of other intangible assets	9.9	8.9	5.9
Amortization/(accretion) of discounts and premiums on investment securities available for sale	1.7	0.2	(1.4)
Accretion of discounts and premiums on investment securities held to maturity	(0.3)	—	—
Goodwill impairment write-down	—	66.9	—
Deferred income taxes	(10.8)	(110.2)	(1.6)
Employer pension contributions	(40.0)	(6.5)	(10.0)
Originations of residential mortgages available for sale	(259.8)	(96.8)	(115.7)
Gross proceeds from sales of residential mortgages	392.1	97.9	117.2
Gains on sales of residential mortgages	(3.4)	(1.1)	(1.5)
Securities losses/(gains):
Other-than-temporary impairment	77.5	130.7	—
Other	(13.6)	(0.1)	(0.1)
Amortization of gain on interest rate floor	(12.0)	(12.5)	—
Stock-based compensation expense	5.6	8.0	8.1
Tax expense/(benefit) realized on employee exercise of stock options	—	0.1	(1.3)
(Increase)/decrease in other assets	(128.6)	16.7	(56.4)
(Decrease)/increase in other liabilities	(84.1)	33.5	46.0

Net cash provided by operating activities	$158.3	$250.9	$223.1

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$420.5	$11.9	$44.2
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	—	17.9	8.7
Proceeds from maturities of investment securities available for sale	991.7	1,208.6	1,332.4
Proceeds from maturities of investment securities held to maturity	4.4	4.2	0.5
Purchases of investment securities available for sale	(944.4)	(900.6)	(1,121.4)
Purchases of investment securities held to maturity	(0.8)	(0.6)	(0.9)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	(6.8)	(15.5)	(23.8)
Cash paid for acquisitions	(6.1)	(109.9)	(30.7)
Investments in affiliates	—	(16.8)	(17.9)
Proceeds from sale of affiliate interest	—	0.3	—
Purchases of residential mortgages	(5.5)	(2.0)	(7.0)
Net decrease/(increase) in loans	417.9	(1,200.8)	(395.2)
Purchases of premises and equipment	(15.4)	(24.2)	(20.8)
Dispositions of premises and equipment	0.4	4.0	0.2
Sale of interest rate floors	—	55.1	—

Net cash provided by/(used for) investing activities	$855.9	$(968.4)	$(231.7)

Part II — Item 8 (continued)	75

For the year ended December 31 (in millions)	2009	2008	2007

FINANCING ACTIVITIES
Net increase in demand, savings, and interest-bearing demand deposits	$1,302.5	$716.1	$309.8
Net decrease in certificates of deposit	(1,328.0)	(23.6)	(781.4)
Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	(1,015.0)	(184.5)	644.5
Net (decrease)/increase in U.S. Treasury demand deposits	(6.4)	(70.9)	64.3
Proceeds from issuance of long-term debt	—	198.7	—
Proceeds from issuance of preferred stock	—	330.0	—
Maturity of long-term debt	—	(125.0)	—
Net (decrease)/increase in line of credit	(20.0)	5.0	—
Cash dividends	(40.5)	(92.5)	(89.9)
Distributions to noncontrolling interest	(1.0)	(0.4)	(0.8)
Proceeds from common stock issued under employment benefit plans	—	5.7	16.8
Proceeds from reissuance of treasury stock	—	43.7	—
Tax (expense)/benefit realized on employee exercise of stock options	—	(0.1)	1.3
Acquisition of treasury stock	—	(0.2)	(80.2)

Net cash (used for)/provided by financing activities	(1,108.4)	802.0	84.4
Effect of foreign currency translation on cash	0.9	(2.3)	0.1
(Decrease)/increase in cash and cash equivalents	(93.3)	82.2	75.9
Cash and cash equivalents at beginning of year	476.7	394.5	318.6

Cash and cash equivalents at end of year	$383.4	$476.7	$394.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$133.5	$261.3	$349.9
Taxes	45.7	72.9	92.6

Liabilities were assumed in connection with our interests in Cramer Rosenthal McGlynn, LLC;
Roxbury Capital Management, LLC; and Camden Partners Holdings, LLC; and with our acquisitions of Bingham Legg Advisers, LLC; AST Capital Trust Company; UBS Fiduciary Trust
Company; Grant Tani Barash & Altman, LLC; and Amaco (Luxembourg) S.A., as follows:
Fair value of assets acquired	$—	$116.4	$4.9
Goodwill and other intangible assets from acquisitions	6.1	114.7	46.2
Cash paid	(6.1)	(126.4)	(48.6)

Liabilities assumed	$—	$104.7	$2.5

Non-cash items during the year:
Net unrealized gains/(losses) on securities, net of tax of $3.7, $(54.0), and $(2.6), respectively	$6.6	$(95.9)	$(4.5)
Net unrealized gains on equity method investment, net of tax of $(0.2), $0.3, and $0.0, respectively	(0.4)	0.5	—
Reclassification adjustment for securities losses/(gains) included in net income, net of tax of $(3.3), $47.0, and $0.0	(5.8)	83.6	(0.1)
Net unrealized holding gains/(losses) on derivatives used for cash flow hedges, net of tax of $0.0, $4.9, and $8.3, respectively	—	8.8	15.4
Reclassification from accumulated other comprehensive income into earnings of discontinued cash flow hedges, net of tax of $(4.3), $(3.6), and $0.0, respectively	(7.7)	(6.7)	—
Foreign currency translation adjustment, net of tax of $0.7, $(1.5), and $0.2, respectively	1.2	(2.6)	0.3
Adoption of FASB Interpretation No. 48	—	—	(1.4)
Reclassification adjustment of derivative costs, net of tax of $0.0, $(0.8), and $0.7, respectively	—	(1.4)	1.3
Pension liability adjustment, net of tax of $6.5, $(26.1), and $6.5, respectively	11.7	(48.4)	12.2
Postretirement benefits liability adjustment, net of tax of $(1.2), $5.1, and $0.4, respectively	(2.1)	9.6	0.4
SERP[1] liability adjustment, net of tax of $(1.5), $(1.9), and $(0.4), respectively	(2.7)	(3.6)	(0.7)

[1]	Supplemental executive retirement plan
See Notes to Consolidated Financial Statements.

76 Wilmington Trust Corporation	2009 Form-10-K
Note to Consolidated Financial Statements
1. Nature of Business
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
We manage our company through three business lines: Regional Banking, Corporate Client Services (CCS), and Wealth Advisory Services (WAS). Each of these businesses targets specific types of clients, provides different kinds of services, and has a different geographic scope. Many of our clients use services from at least two of our business lines.
BUSINESS LINES
Regional Banking. The Regional Banking business serves clients in the mid-Atlantic region, which we define as the state of Delaware and contiguous areas in Pennsylvania, New Jersey, and Maryland. The banking services we provide include:
•	Commercial lending, including commercial real estate and land development loans and lines of credit, term loans, and demand loans for working capital and to finance accounts receivable, inventory, and equipment purchases.

•	Consumer lending, including installment loans, residential mortgages, home improvement loans, direct and indirect automobile loans, credit cards, and secured and unsecured lines of credit.

•	Deposit taking, including demand checking, certificate of deposit, negotiable order of withdrawal, money market, and various savings deposit services.
We provide these services to:
•	Commercial banking clients throughout the mid-Atlantic region. We target our commercial banking services to family-owned or closely held businesses in this region with annual sales of up to $250 million, and with whom we can develop long-term banking and wealth management relationships.

•	Consumer and other retail banking clients in Delaware.
Corporate Client Services (CCS). The CCS business serves institutional clients who seek:
The advantageous legal, tax, and creditor protections available in jurisdictions in the United States, the Caribbean, and Europe.
•	Trustee and administrative services that support capital markets transactions.

•	To establish and maintain legal residency (nexus) for special purpose entities.

•	Independent trustees to hold or manage retirement plan assets.

•	Investment and cash management services.
The CCS business provides a wide variety of services, including:
•	Indenture, successor, collateral, and liquidating trustee and administrative services that support corporate debt issuances, syndicated bank loans, reorganizations, debt restructurings, mergers, and bankruptcies.

•	Owner and indenture trustee and specialized services that support asset-backed securitizations and financing structures for aircraft, power generating facilities, ships, and other types of capital equipment.

•	Independent directors, corporate governance, and regulatory reporting services for special purpose entities.

•	Trust and custody services for unbundled retirement plans.

•	Fixed income investment and cash management services.
CCS markets its services primarily to investment bankers, corporate tax advisors, and financial executives of multinational institutions.

Part II — Item 8 (continued)	77
Wealth Advisory Services (WAS). The WAS business serves:
•	High-net-worth individuals and families who want to:
•	Grow, preserve, and protect their wealth.

•	Minimize taxes.

•	Transfer wealth to future generations.

•	Support charitable endeavors.

•	Manage family and business affairs.
•	Foundations and endowments.

•	Tax-qualified benefit and defined contribution plans.
The WAS business provides a variety of services to clients throughout the United States with liquid assets of $10 million or more. These services include:
•	Investment counseling, asset allocation, and asset management.

•	Proprietary and third-party investment management that encompasses a full spectrum of investment styles and asset classes, including domestic and international equities, fixed income instruments, mutual funds, real estate investment trusts, private equity investments, and hedge funds.

•	Strategies for taxable and tax-exempt cash portfolios.

•	Fiduciary and trust services.

•	Financial, estate, succession, and other planning services.

•	Tax preparation, estate settlement, private banking, and insurance services.

•	Broker-dealer services.

•	Corporate governance, business management, bookkeeping, and other administrative services for family offices.
LEGAL ENTITIES AND SUBSIDIARIES
We provide our services through various legal entities and subsidiaries that we own wholly or in part.
Our primary wholly owned subsidiary is Wilmington Trust Company, a Delaware-chartered bank and trust company formed in 1903. We have 48 branch offices and one trust office in Delaware.
Our other wholly owned depository institution is Wilmington Trust FSB, through which we conduct business in the United States outside of Delaware. Wilmington Trust FSB is a federally chartered savings bank with offices in California, Florida, Georgia, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, and Pennsylvania.
Until November 2008, we owned a third depository institution, Wilmington Trust of Pennsylvania (WTPA), a Pennsylvania-chartered bank and trust company with offices in southeastern Pennsylvania. On November 1, 2008, we merged WTPA into Wilmington Trust FSB, which absorbed the WTPA offices.
We own six registered investment advisors:
•	Rodney Square Management Corporation, which oversees the Wilmington family of mutual funds.

•	Wilmington Trust Investment Management, LLC (WTIM), which sets our investment and asset allocation policies and selects the independent asset managers we use in our investment consulting services.

•	Grant Tani Barash & Altman, LLC (GTBA) and Grant, Tani, Barash & Altman Management, Inc., the Beverly Hills-based firms through which we offer business management and family office services.

•	Wilmington Family Office, Inc. (WFO), through which we provide family office services.

•	Wilmington Brokerage Services Company, which is also a licensed broker-dealer.

78 Wilmington Trust Corporation	2009 Form-10-K
We own five investment holding companies:
•	WT Investments, Inc. (WTI), which holds interests in five asset management firms: our two affiliate money managers, Cramer Rosenthal McGlynn, LLC (CRM), and Roxbury Capital Management, LLC (RCM); Clemente Capital, Inc.; Camden Partners Holdings, LLC; and Camden Partners Private Equity Advisors, LLC.

•	Wilmington Trust (UK) Limited, through which we conduct business outside the United States through Wilmington Trust SP Services (London) Limited and its subsidiaries.

•	GTBA Holdings, Inc. (GTBAH), through which we conduct the business of GTBA, Grant, Tani, Barash & Altman Management, Inc., and WFO.

•	WTC Camden, Inc., which holds our interest in Camden Partners Equity Managers I, LLC.

•	Wilmington Trust CI Holdings Limited, which owns Wilmington Trust Corporate Services (Cayman) Limited and its subsidiaries.
In addition to the locations already noted, we and our affiliates have offices in Arizona, Connecticut, Michigan, South Carolina, Vermont, the Cayman Islands, the Channel Islands, Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt am Main (Germany), and Luxembourg.
OTHER INFORMATION
We compete for deposits, loans, assets under management, and the opportunity to provide trust, investment management, brokerage, and other services related to financial planning and management. Our competitors include other trust companies, full-service banks, deposit-taking institutions, mortgage lenders, credit card issuers, credit acceptance corporations, securities dealers, asset managers, investment advisors, mutual fund companies, insurance companies, and other financial institutions.
We are subject to the regulations of, and undergo periodic examinations by, the Federal Reserve Bank, the Office of Thrift Supervision, the Delaware Department of Banking, other U.S. federal and state regulatory agencies, and the regulatory agencies of other countries in which we conduct business.
On December 31, 2009, we and our subsidiaries had 2,898 full-time-equivalent staff members.
2. Summary of Significant Accounting Policies
We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends, and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, pension and other benefit plans, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees and costs, income taxes, and other items. We evaluate these estimates on an ongoing basis.
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
Our financial results could be affected adversely by, among other things, changes in national or regional economic conditions; changes in market interest rates; fluctuations in equity or fixed income markets; changes in the market values of, or expected cash flows from, securities in our investment portfolio; significant changes in banking laws or regulations; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or affiliate money managers Cramer Rosenthal McGlynn and Roxbury Capital Management; changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by unrest in other parts of the world.

Part II — Item 8 (continued)	79
We may use the following abbreviations throughout this report:

ARB:	Accounting Research Bulletin
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
CPP:	U.S. Department of the Treasury Capital Purchase Program
EITF:	Emerging Issues Task Force
ESPP:	Employee Stock Purchase Plan
FASB:	Financial Accounting Standards Board
FHLB:	Federal Home Loan Bank of Pittsburgh
FIN:	FASB Interpretation (Number)
FOMC:	Federal Open Market Committee
FRB:	Federal Reserve Bank
FSP:	FASB Staff Position
GAAP:	U.S. generally accepted accounting principles
IRS:	Internal Revenue Service
NYSE:	New York Stock Exchange
SEC:	Securities and Exchange Commission
SERP:	Supplemental Executive Retirement Plan
SFAS:	Statement of Financial Accounting Standards
TARP:	U.S. Department of the Treasury Troubled Asset Relief Program
Our presentation of net income changed on January 1, 2009, when we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which was incorporated into ASC 810, “Consolidation.” What we formerly called “minority interest” is now called “noncontrolling interest.” In addition, our income statement now includes a line for “net income attributable to the noncontrolling interest,” as well as a line for “net income attributable to Wilmington Trust Corporation.” Throughout this report, we use “net (loss)/income” to mean “net (loss)/income attributable to Wilmington Trust Corporation.”
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was incorporated into ASC 105, “Generally Accepted Accounting Principles.” SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. accounting and reporting standards, excluding the requirements and guidance issued by the SEC, which were unaffected by the Codification. SFAS No. 168 did not change current GAAP, but it did change the manner in which accounting literature is organized and referenced. SFAS No. 168 was effective for us as of the quarter ended September 30, 2009, and we updated accounting literature references in our financial statements accordingly starting in the 2009 third quarter. The adoption of SFAS No. 168 did not affect our financial statements.
We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The following paragraphs summarize our significant accounting policies.
Consolidation. Our consolidated financial statements include the accounts of Wilmington Trust Corporation, our wholly owned subsidiaries, and the subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform to the current-year presentation.
Although we are majority owner of CRM, we do not consolidate its results because CRM owners retain control over certain governance matters. We do not consolidate the results of RCM because we are not majority owner and RCM owners retain control over certain governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in this report.
Cash. We account for cash and cash equivalents on our balance sheet (statement of condition) as “Cash and due from banks,” “Interest-bearing deposits in other banks,” and “Federal funds sold and securities purchased under agreements to resell.”

80 Wilmington Trust Corporation	2009 Form-10-K
Investment securities. We classify investment securities in one of two categories:
1.	Available-for-sale (AFS). This means we have the ability to hold the security, but we may elect to sell it, depending on our needs.

2.	Held-to-maturity (HTM). This means we have not only the ability, but also the intent, to retain the security on our books until it matures.
We carry marketable AFS equity and debt securities at their estimated fair value. We record their realized gains, realized losses, and the credit-related portion of other-than-temporary declines in value in earnings. We record their unrealized gains, unrealized losses and the noncredit-related portion of other-than-temporary declines in value, net of taxes, in other comprehensive income.
We carry HTM securities at their historical cost, adjusted for any amortization of premium or accretion of discount. We record their realized gains, realized losses, and the credit-related portion of other-than-temporary declines in value in earnings. We record the noncredit-related portion of other-than-temporary declines in value, net of taxes, in other comprehensive income. We do not record their temporary unrealized gains and losses in our financial statements, but we disclose the amounts of their unrealized gains and losses in the investment securities footnotes that accompany our financial statements.
We use the specific identification method to determine the cost of securities we sell. We amortize premiums and accrete discounts as an adjustment of a security’s yield using the interest method, adjusted for the effects of prepayments on the underlying assets.
Our accounting policies for investment securities changed on April 1, 2009, when we adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments — Debt and Equity Securities.”
When a security’s fair value falls below its book value, it is considered impaired, and we are required to assess whether it is temporarily impaired or other-than-temporarily impaired (OTTI). We do this at least quarterly. To determine if a security is temporarily impaired or OTTI, we consider factors that include:
•	Whether the present value of cash flows we expect to collect is less than the amortized cost basis of the security. The method we use to estimate future cash flows follows guidelines specified in ASC 325-40, “Investments - Other — Beneficial Interests in Securitized Financial Assets.”

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, industry conditions, and/or market volatility.

•	The severity and duration of the decline in the security’s fair value (from its amortized cost basis).

•	The security issuer’s ability to make scheduled interest or principal payments.

•	Changes made by credit rating agencies to the credit rating of the security or its issuer.

•	Whether we intend to sell the security or hold it until it recovers in value, matures, or is called.

•	The likelihood that we will be required to sell the security before it recovers its amortized cost basis.
When we determine that a security is OTTI, we recognize a write-down of the security’s valuation in the period in which the OTTI determination is made. Under the guidance in FSP FAS No. 115-2 and FAS No. 124-2, if we do not intend to sell a debt security, and if it is unlikely that we will be required to sell the security, we separate the OTTI write-down into two portions: one that is due to credit loss and one related to all other factors.
The guidance defines the credit loss portion as the difference between the amortized cost of the security, which is the carrying value plus any previous OTTI write-downs recorded in accumulated other comprehensive income, and the present value of the security’s expected future cash flows. The credit loss portion of the OTTI write-down is recognized in earnings as an impairment loss. The portion related to all other factors is recognized in comprehensive income, net of taxes.
For more information about our investment securities, read Note 6, “Investment securities,” Note 14, “Fair value measurement of assets and liabilities,” and Note 21, “Accumulated other comprehensive income,” in this report.
Fair value. We measure the fair values of assets and liabilities in accordance with ASC 820, “Fair Value Measurements and Disclosures.” Fair value generally is the exchange price on which a willing buyer and a willing seller would agree when market conditions are not distressed. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of our fair value estimates are based on highly subjective judgments and assumptions we make about market

Part II — Item 8 (continued)	81
information and economic conditions. Changes in market interest rates, or any of the assumptions underlying our estimates, could cause those estimates to change significantly. For a detailed discussion of fair value measurements and the methodology we use to determine fair value, read Note 14, “Fair value measurements of assets and liabilities,” in this report.
Loans. We generally state loans at their outstanding unpaid principal balance, net of any deferred fees or costs on originated loans, and net of any unamortized premiums or discounts on purchased loans. We accrue and recognize interest income based on the principal amount outstanding. We defer loan origination fees, net of certain direct origination costs, and we amortize the net amounts over the contractual lives of the loans as adjustments to the yield, using the interest method.
When we doubt that we will be able to collect interest or principal, we stop accruing interest. We consider a loan impaired when it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. We generally place commercial and residential mortgage loans, including those determined to be impaired under ASC 310, “Receivables,” on nonaccrual status when they have become more than 90 days past due. For installment and revolving consumer loans, we accrue interest income until we charge off the loan, which generally occurs when installment loans are 120 days past due and revolving consumer loans are 180 days past due. We continue to pursue collection on nonaccruing and charged-off loans. We apply subsequent payments on nonaccruing loans to the outstanding principal balance of the loan or we record the payments as interest income, depending on how the loan is collateralized and the likelihood, in our opinion, of ultimately collecting the principal.
We return loans we have not charged off to accrual status when all principal and interest delinquencies become current, and when we are reasonably assured that contractual payments will continue. Normally, this occurs after six months of satisfactory payment performance.
Since we have a leading market share among full service banks in Delaware, and because Delaware’s population growth in recent years has driven demand for residential land and construction projects, our commercial real estate/construction portfolio has concentrations in Delaware in both residential real estate construction and land development. For information on concentrations within our loan portfolio, read Note 7, “Loan concentrations,” in this report.
As part of our construction project financing, we may employ interest reserves. Using interest reserves benefits both us and our borrowers, because interest reserves provide borrowers with a temporary source of cash flow, which they can use to make interest payments during the development/construction phase of a project. Our policy to allow payments from interest reserves is supported by the equity that projects generate as they reach various stages of completion, and by the expectation that cash flows will be positive once sales begin and/or stabilization occurs. We record these payments as interest income and we capitalize them. We may suspend interest accrual on loans that are not currently delinquent, but which have risk rating classifications of substandard or lower. We place loans and lines of credit with risk ratings of substandard or lower, and which are dependent on interest reserves for future interest payments, on nonaccrual status. At December 31, 2009, we had $566.1 million of loans supported by interest reserves. Of that amount, $67.1 million was nonaccruing.
Reserve for loan losses. We establish a reserve for loan losses in accordance with GAAP by charging a provision for loan losses against income. The reserve reflects our best estimate of known and inherent loan losses, based on subjective judgments about the likelihood that loans will be repaid. For a detailed discussion of how we calculate the reserve for loan losses, read Note 7, “Reserve for loan losses,” in this report.
Premises and equipment. We record premises and equipment at cost, less accumulated depreciation. We capitalize and depreciate fixed assets and improvements on the straight-line basis over the estimated useful life of the asset as follows:
•	Buildings and improvements over an estimated useful life of 39 years.

•	Leasehold improvements over the lesser of the asset’s useful life or the life of the lease plus renewal options.

•	Furniture and equipment over the lesser of the asset’s useful life or an estimated useful life of three, five, or seven years.
We include gains or losses on dispositions of property and equipment in income as they are realized.
Goodwill and other intangible assets. We account for goodwill and other intangible assets of our consolidated subsidiaries in accordance with ASC 350, “Intangibles — Goodwill and Other.” All of the goodwill on our books is related to acquisitions we have made and firms in which we have invested, such as affiliate money managers CRM and RCM. The amount we initially record as goodwill reflects the value assigned to the asset at the time of acquisition or investment. To ensure that the amount of goodwill recorded does not exceed the actual fair value of the goodwill, we perform goodwill impairment tests at least annually, or when

82 Wilmington Trust Corporation	2009 Form-10-K
events occur or circumstances change that could reduce the fair value of the goodwill. Our impairment testing methodology is consistent with the methodology prescribed in ASC 350. For affiliates we do not consolidate, our impairment testing methodology is in accordance with ASC 323, “Investments — Equity Method and Joint Ventures.” If impairment testing indicates that the fair value of the asset is less than its book value, we are required to record an impairment expense in our income statement.
A substantial and permanent loss of client accounts and/or assets under management at CRM or RCM would trigger impairment testing. A decline in the fair value of our investment in either of these firms could cause us to record an impairment expense. In 2008, we recorded an impairment expense associated with RCM. For more information about this, read Note 10, “Goodwill and other intangible assets,” in this report.
We amortize other intangible assets on the straight-line or sum-of-the-years’-digits basis over the estimated useful life of the asset. We currently amortize mortgage servicing rights over an estimated useful life of approximately eight years, and client lists over an estimated useful life of 10 to 20 years.
Other real estate owned (OREO). OREO is property we acquire through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. We account for OREO as a component of “other assets” on our balance sheet at the asset’s cost or its estimated fair value less cost to sell, whichever is lower, based on current appraisals.
Derivative financial instruments. We use derivative financial instruments, such as interest rate swaps and floors, mainly to manage interest rate risk. We also use interest rate swaps to help commercial borrowers manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.
We account for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging.” Depending on the type of derivative, we record the income and expense associated with derivatives as components of interest income or interest expense, or we net the income and expense and record it in other income in our income statement. For derivatives that are accounted for as hedges, we record the fair value in our balance sheet along with the hedged transaction. For derivatives that are not accounted for as hedges, we record the fair value of derivatives as other assets or other liabilities on our balance sheet. To determine a derivative’s fair value, we use external pricing models that incorporate assumptions about market conditions and risks that are current as of the reporting date. We recognize changes in the fair value of derivatives in our income statement, unless they meet specific accounting criteria prescribed by ASC 815.
If we use a derivative to hedge our exposure to changes in the fair value of a recognized asset or liability, and if it meets specified accounting criteria, the derivative is a fair value hedge under ASC 815. We recognize the gain or loss of a fair value hedge in earnings, and we attribute the offsetting loss or gain on the hedged item to the risk being hedged.
If we use a derivative to hedge our exposure to variable cash flows of a forecasted transaction, and if it meets specified accounting criteria, the derivative is a cash flow hedge under ASC 815. For a cash flow hedge, we initially recognize the effective portion of the change in fair value as a component of other comprehensive income, and subsequently reclassify it into earnings when the forecasted transaction affects earnings. We recognize the ineffective portion of the gain or loss in earnings immediately.
If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify the related amount out of accumulated other comprehensive income and into earnings in the same period or periods during which the forecasted hedged transaction affects earnings. If it is probable that a forecasted transaction will not occur, we reclassify any related amounts out of accumulated other comprehensive income and into earnings in that period.
For interest rate floors that were accounted for as cash flow hedges on floating rate loans, we record changes in fair value that are determined to be ineffective as a component of other noninterest income. We record the effective portion of the change in fair value as a component of other comprehensive income. We amortize the premiums we pay for interest rate floor contracts over the life of each floor and recognize those payments as an offset to interest income.
For more information about derivatives, read Note 14, “Fair value measurement of assets and liabilities,” Note 15, “Derivative and hedging activities,” and Note 21, “Accumulated other comprehensive income,” in this report.
Revenue recognition. Except for nonaccruing loans, we recognize all sources of income on the accrual basis. This includes interest income, advisory fees, income from affiliate money managers, service charges, loan fees, late charges, and other noninterest income. We recognize interest income from nonaccrual loans on the cash basis.

Part II — Item 8 (continued)	83
Stock-based compensation. We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation,” which requires us to recognize the fair value of stock-based awards in our income statement over their vesting periods. The vesting period is the time, during which stock-based award recipients must remain employed by us, between when stock-based awards are granted and when recipients become eligible to exercise their options and/or acquire their awards. The stock-based compensation expense we record includes estimates of forfeitures. We use the Black-Scholes valuation method to estimate the fair value of stock option awards. For more information about this, read Note 19, “Stock-based compensation plans,” in this report.
Pension accounting. We account for our pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits.” This guidance requires us, among other things, to recognize the funded status of our plans on our balance sheet and recognize the changes in the funded status of these plans as other comprehensive income in the year in which the changes occur; recognize the net periodic cost associated with our plans in the income statement over the employees’ service period; and disclose information about the plan assets, obligation, and cost of our plans, and how these amounts are measured. For more information about these plans and plan assets, read Note 18, “Pension and other postretirement benefits,” in this report.
Income taxes. We account for income taxes in accordance with ASC 740, “Income Taxes,” using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. These temporary differences are measured at the prevailing enacted tax rates in effect when the differences are settled or realized.
We initially recognize tax positions in our financial statements when it is more likely than not that the position will be sustained when examined by taxing authorities. We measure tax positions as the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. For more information about income taxes, read Note 20, “Income Taxes,” in this report.
Our consolidated federal tax return excludes subsidiaries Rodney Square Investors, L.P.; Wilmington Trust (Cayman), Ltd.; Wilmington Trust CI Holdings Limited (WTCIH); WT Luxembourg SARL; and Wilmington Trust (UK) Limited (WTL). Rodney Square Investors, L.P., files its federal tax returns separately. Wilmington Trust (Cayman), Ltd.; WTCIH; WT Luxembourg SARL; and WTL are non-U.S. companies not subject to U.S. federal income taxes.
Per share data. On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was incorporated into ASC 260, “Earnings Per Share.” Under this guidance, we calculate earnings per common share under the two-class method, since our unvested restricted stock awards meet the definition of participating securities. Using a prescribed earnings allocation formula, the two-class method requires us to present earnings per common share as if all of the earnings for the period had been distributed to common shareholders and to the holders of unvested restricted stock. The application of the two-class method reduces income available to common shareholders, as well as both basic and diluted earnings per common share. We use the weighted average number of shares outstanding during each year to calculate basic net income per common share. Diluted net income per common share reflects the dilutive effect of shares issuable under stock-based compensation plans and warrants. Net income available to common shareholders for both calculations is net of dividends and accretion on preferred stock. For more information about this, read Note 22, “Earnings per share,” in this report.
Comprehensive income. We account for unrealized gains or losses on our AFS securities, additional minimum pension liabilities, derivative gains and losses, and foreign currency translation adjustments in comprehensive income, in accordance with ASC 220, “Comprehensive Income.” For more information about this, read Note 21, “Accumulated other comprehensive loss,” in this report.
Subsequent events. We account for subsequent events in accordance with ASC 855, “Subsequent Events.”
3. Recent Accounting Pronouncements
The following recent accounting pronouncements may affect our financial condition and results of operations.
FSP FAS No. 132(revised)-1. In December 2008, FASB issued FSP FAS No. 132(revised)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was incorporated into ASC 715, “Compensation — Retirement Benefits.” FSP FAS No. 132(revised)-1 amended SFAS 132(revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require more detailed disclosures about employers’ defined benefit plan and other postretirement plan assets, including employers’

84 Wilmington Trust Corporation	2009 Form-10-K
investment policies and strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS No. 132(revised)-1 was effective for us with the fiscal year that ended December 31, 2009. Its adoption did not affect our financial statements, but it did change disclosures related to our defined benefit plan assets. For more information about this, read Note 18, “Pension and other postretirement benefits,” in this report.
SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was incorporated into ASC 860, “Transfers and Servicing.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to, among other things, remove the qualifying special purpose entity; introduce restrictive criteria for when transfers of a portion of a financial asset may be eligible for sale accounting; clarify certain key principles of the sale accounting criteria; and revise how interests retained by the transferor in a sale of financial assets are measured initially. SFAS No. 166 also requires additional disclosures related to a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for us with the fiscal year that began January 1, 2010, and applies to transfers of financial assets occurring after that date. Our adoption of SFAS No. 166 will not affect our financial statements, and we do not expect it to have a material effect on our accounting for prospective asset transfers.
SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(revised),” which was incorporated into ASC 810, “Consolidation.” SFAS No. 167 amends the consolidation guidance for variable interest entities (VIEs) under FIN 46(revised), “Consolidation of Variable Interest Entities,” to, among other things, remove the consolidation exception for qualifying special purpose entities; revise certain guidance for determining whether an entity is a VIE; introduce a new consolidation approach that considers qualitative factors for determining who should consolidate a VIE; and change when it is necessary to reconsider both an entity’s status as a VIE and who should consolidate a VIE. SFAS No. 167 also introduces additional disclosure and presentation requirements related to an entity’s involvement in VIEs. SFAS No. 167 is effective for us with the fiscal year that began January 1, 2010. Our adoption of SFAS No. 167 will not have a material effect on our financial statements.
Deferral of SFAS 167 for Certain Investment Companies. In January 2010, the FASB approved a final ASU that indefinitely defers the effective date of SFAS No. 167 for an asset manager’s interests in entities that have attributes of investment companies (i.e., mutual funds, hedge funds, private equity funds, and venture capital funds), provided that the asset manager does not have an explicit or implicit obligation to fund actual losses that could potentially be significant to the investment company. The ASU also clarifies certain conditions under which fees paid to a decision-maker or service provider are considered variable interests in a variable interest entity. The ASU was effective for us with the fiscal year that began January 1, 2010. Prior to the adoption of the ASU, we had identified certain entities to which we provide asset management services that may have been subject to consolidation under the provisions of SFAS No. 167. In accordance with the provisions of the ASU, we deferred adoption of SFAS No. 167 for those entities. We have not yet completed our assessment of the effect, if any, that the lapsing of the deferral period will have on our financial statements. Although the provisions of the deferral of SFAS No. 167 for certain investment managers were final, the formal ASU had not been issued as of February 22, 2010, the date of this report.
ASU 2009-05. In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to clarify certain issues with the accounting guidance for determining the fair value of liabilities. Specifically, the guidance states that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quoted prices of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 was effective for our fiscal year ended December 31, 2009. Its adoption did not have a material effect on our financial statements.
ASU 2009-12. In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” to provide guidance on determining the fair value of certain alternative investments (e.g., hedge funds, private equity funds, funds of funds, etc.) that do not have readily determinable market values. The guidance allows, as a practical expedient, the use of the alternative investment’s net asset value without further adjustment to calculate the investment’s fair value. In general, the guidance in this ASU applies only to those investments that do not have readily determinable market values, and that have financial statements prepared in accordance with ASC 946, “Financial Services — Investment Companies.” ASU 2009-12 was effective for our fiscal year ended December 31, 2009. Its adoption did not have a material effect on our financial statements.

Part II — Item 8 (continued)	85
ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, “Multiple — Deliverable Revenue Arrangements; a consensus of the FASB Emerging Issues Task Force,” to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. We do not expect the adoption of ASU 2009-13 to have a material effect on our financial statements.
ASU 2010-06. In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require new disclosures about transfers in and out of Levels 1 and 2 fair value measurements, and activity in Level 3 fair value measurements, including separate presentation of information about purchases, sales, issuances, and settlements within the Level 3 reconciliation. Additionally, the ASU clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the appropriate level of disaggregation of assets and liabilities. ASU 2010-06 was effective for us with the fiscal year that began on January 1, 2010, except for the activity in Level 3 requirement, which is effective for our fiscal year beginning January 1, 2011. ASU 2010-06 does not affect our financial statements, but it will affect our fair value measurement disclosures.
4. Affiliates and Acquisitions
CRAMER ROSENTHAL MCGLYNN
WT Investments, Inc. (WTI) has an equity interest in Cramer Rosenthal McGlynn, LLC (CRM), an investment advisory firm with offices in New York, New York. CRM specializes in value-style equity and hedge fund investing for institutional clients and wealthy individuals and families.
We account for WTI’s investment in CRM under the equity method of accounting. We record this investment on our balance sheet in goodwill, other intangible assets, and other assets. We do not consolidate CRM’s financial results with ours because CRM’s principals retain management controls, including veto powers, over a variety of matters. The revenue we record from CRM in our income statement is net of that firm’s expenses and based on WTI’s ownership position as of the reporting date.
Under the CRM acquisition agreement, principal members and certain key employees (principals) of CRM were granted options to purchase interests in CRM. The acquisition agreement also allows these same principals, subject to certain restrictions, to put (relinquish) their interests in CRM to WTI, which would increase WTI’s equity interest. Conversely, WTI, subject to certain restrictions, may call (acquire) interests held by principals of CRM, which also would increase WTI’s equity interest. In the event of a change in control of Wilmington Trust Corporation, the principals of CRM may call the interests held by WTI and retain ownership of those interests.
WTI acquired its first interest, and the ability to increase its interest in the future, in CRM on January 2, 1998. The following table shows how WTI’s interest in CRM has changed since 2007.
CRM OWNERSHIP

At December 31	2009	2008	2007

WTI interest in CRM	79.75%	80.99%	82.41%

During 2009 and 2008, some CRM managers exercised their CRM stock options, which caused WTI’s interest in CRM to decrease. These exercises had no significant effect on the revenue we received from CRM.
If all of the options granted to CRM principals had been exercised at December 31, 2009, WTI’s equity interest would have been reduced to 67.18%.

86 Wilmington Trust Corporation	2009 Form-10-K
ROXBURY CAPITAL MANAGEMENT
WTI has preferred, common, and Class B equity interests in Roxbury Capital Management, LLC (RCM), an asset management firm based in Minneapolis, Minnesota. RCM specializes in growth-style equity investing for institutional and individual clients.
We account for WTI’s investment in RCM under the equity method of accounting, and record it on our balance sheet in goodwill, other intangible assets, and other assets. We do not consolidate RCM’s financial results with ours, in part because RCM’s principals retain management controls, including veto powers, over a variety of matters. The revenue we record from RCM in our income statement is net of that firm’s expenses and based on WTI’s preferred, common, and Class B ownership position as of the reporting date.
WTI acquired 100% of RCM’s preferred interests on July 31, 1998. This transaction entitles WTI to a preferred profits interest equal to 30% of RCM’s revenues. The following table shows how WTI’s investment in RCM has changed since 2007.
RCM OWNERSHIP

At December 31	2009	2008	2007

WTI interest in RCM’s preferred profits	30%	30%	30%
WTI interest in RCM’s common interests	41.23%	41.23%	41.23%
WTI interest in RCM’s Class B interests	67%	67%	25%

Under the RCM acquisition agreement, principal members and certain key employees (principals) of RCM can put (relinquish) their interests in RCM to WTI, which would increase WTI’s ownership. Conversely, WTI, subject to certain restrictions, may call (acquire) interests held by principals of RCM, which also would increase WTI’s ownership.
WTI’s agreement with RCM also includes provisions that permit some of RCM’s portfolio managers to put their ownership of certain free cash flow interests (Class B interests) to us under certain circumstances, and requires them to sell their interests to us under other circumstances. Exercises of these puts or those sales would increase the revenue we receive from RCM. These Class B interests are in addition to our equity ownership position in RCM.
In 2007, principals of RCM’s office in Portland, Oregon, became eligible to exercise some of their puts, and they put some of their interests to us for approximately $13.0 million. This gave us an interest in their Class B shares and generated additional revenue of $1.4 million in 2007. On April 1 and December 31, 2008, these principals put additional interests to us for approximately $14.3 million and $2.5 million, respectively. Both of these puts increased our interest in the Class B shares and generated additional revenue of $2.3 million in 2008. In 2009, there were no puts exercised by the principals of RCM’s Portland office.
In 2008, changes in business conditions at RCM led us to reassess the valuation of our investment in RCM. Among these changes were a protracted decline in assets under management and lower-than-expected operating performance and near-term projections. We determined that the carrying value of our investment in RCM had declined from $89.1 million to $22.2 million, and that this decline was an other-than-temporary impairment. We recorded the $66.9 million decline in value as an impairment write-down in 2008. For more information about this, read Note 10, “Goodwill and other intangible assets,” in this report.
UNDERLYING EQUITY IN AFFILIATE ASSET MANAGER TRANSACTIONS
The excess of the carrying value over the underlying equity resulting from the CRM and RCM transactions was $147.0 million and $147.8 million at December 31, 2009 and 2008, respectively.
INVESTMENTS IN AFFILIATES

At December 31 (in millions)	2009	2008

Cramer Rosenthal McGlynn	$138.2	$133.3
Roxbury Capital Management	$20.3	$22.5

Part II — Item 8 (continued)	87
AST CAPITAL TRUST COMPANY OF DELAWARE
On April 30, 2008, Wilmington Trust FSB acquired AST Capital Trust Company of Delaware (AST). This was an all-cash transaction. The purchase price was $90 million. AST provides directed trustee, trust administration, and back-office services offered through financial advisors to retirement plans, high-net-worth individuals and families, and institutional investors. We have consolidated AST’s financial results in our financial statements since May 2008. In August 2008, we rebranded AST as Wilmington Trust Retirement and Institutional Services Company (WTRIS).
UBS FIDUCIARY TRUST COMPANY
On October 10, 2008, WTRIS acquired UBS Fiduciary Trust Company, we began consolidating its financial results in our financial statements, and we rebranded it as Wilmington Trust Fiduciary Services Company (WTFSC). WTFSC provides trust, investment management, fund accounting, and benefit payment services offered through financial advisors for retirement and employee benefit plans.
5. Restrictions on Cash and Due from Banks
The Board of Governors of the Federal Reserve System requires banks to maintain cash reserves based on a percentage of certain deposits. On an average daily balance basis, these reserves were $94.6 million and $26.6 million for 2009 and 2008, respectively.
6. Investment Securities
We maintain an investment securities portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio.
Our investment securities portfolio consists of:
•	Securities issued by the U.S. Treasury.

•	Discount notes and other securities issued by other U.S. government agencies, including the Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Home Loan Bank System.

•	Obligations of state and political subdivisions, which primarily are bonds issued by the state of Delaware and municipalities in Delaware.

•	Mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, in which the underlying collateral consists of adjustable rate and/or fixed rate residential mortgages. As of December 31, 2009, there were no subprime mortgages in the underlying collateral of these securities.

•	Corporate debt securities, including single-issue and pooled trust-preferred securities (TruPS) issued by financial institutions.

•	Perpetual preferred stock, which consists of securities issued by two large money center banks, Fannie Mae, Freddie Mac, and one other small financial institution. (The carrying value of our Fannie Mae and Freddie Mac perpetual preferred stock is zero, due to impairment charges we recorded in 2008.)

•	Non-U.S. government agency securities and small amounts of other types of marketable debt and equity securities.
Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair value, which can be equal to, more than, or less than their amortized cost. To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 14, “Fair value measurement of assets and liabilities,” in this report.

88 Wilmington Trust Corporation	2009 Form-10-K
We classify investment securities in one of two categories:
1.	Available-for-sale (AFS). This means we have the ability to hold the security, but we may elect to sell it, depending on our needs.

2.	Held-to-maturity (HTM). This means we have not only the ability, but also the intent, to retain the security on our books until it matures.
AFS securities are carried at their estimated fair value. When the fair value of an AFS security exceeds its book value, we record an unrealized gain as a change in stockholders’ equity through accumulated other comprehensive income. This increases stockholders’ equity. It does not affect earnings.
HTM securities are carried at their amortized cost. When the fair value of an HTM security exceeds its book value, we disclose the change as an unrealized gain in the investment securities footnotes that accompany our financial statements. There is no corresponding change to stockholders’ equity, earnings, or our financial statements.
When a security’s fair value falls below its book value, it is considered impaired, and we are required to assess whether it is temporarily impaired or other-than-temporarily impaired (OTTI). To determine whether a security is temporarily impaired or OTTI, we consider factors that include:
•	Whether the present value of cash flows we expect to collect is less than the amortized cost basis of the security.

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, industry conditions, and/or market volatility.

•	The severity and duration of the decline in the security’s fair value (from its amortized cost basis).

•	The security issuer’s ability to make scheduled interest or principal payments.

•	Changes made by credit rating agencies to the credit rating of the security or its issuer.

•	Whether we intend to sell the security or hold it until it recovers in value, matures, or is called.

•	Whether it is more likely than not that we will be required to sell the security before it recovers its amortized cost basis.
When we classify a security as temporarily impaired, it means we believe the security’s valuation decline (impairment) is primarily a function of short-term financial market forces. When we classify a security as OTTI, it means we believe that conditions in addition to financial market forces have contributed to its valuation decline.
In 2009 and 2008, the estimated fair values of some of our investment securities declined, due to continued stress in the financial markets. Some of these declines were temporary and some were OTTI. We discuss temporarily impaired securities in a separate section within this note.
On April 1, 2009, we adopted new accounting rules that changed the way we account for OTTI securities: FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments — Debt and Equity Securities.” Under the new rules, if we do not intend to sell a debt security, and if it is not more likely than not that we will be required to sell the security, we must separate OTTI write-downs into two amounts, each of which is accounted for differently:
1.	A portion related to credit loss. This portion is recognized in earnings as an impairment loss.

2.	A portion related to all other factors. This portion is recognized in comprehensive income, net of taxes.
Under FSP FAS No. 115-2 and FAS No. 124-2, the credit-related portion of an other-than-temporary impairment is defined as the difference between the security’s amortized cost (the security’s carrying value plus any previous other-than-temporary impairment recorded in accumulated other comprehensive income) and the present value of the security’s expected future cash flows. We base our calculations of a security’s expected cash flows on its contractual terms, discounted at a rate equal to the effective interest rate implicit when we acquired the security. We adjust the expected cash flows of each security for current and anticipated defaults each quarter.
For the pooled TruPS in our portfolio, we use a third party to help us calculate estimated future cash flows using default/deferral assumptions based upon an analysis of the creditworthiness of every underlying issuer in each pool. In assessing creditworthiness, we consider each issuer’s capital strength, liquidity position, stock price, credit risk exposure, and credit rating, as well as other financial measures. We believe that our methodology provides us the best estimate of the expected future cash flows for each of these securities.

Part II — Item 8 (continued)	89
In conjunction with adopting FSP FAS No. 115-2 and FAS No. 124-2, we recorded a cumulative effect adjustment for pooled TruPS we hold that were OTTI prior to the 2009 second quarter. We made this adjustment on April 1, 2009. This adjustment was based on OTTI securities losses of $97.0 million recorded in the 2008 fourth quarter and $0.6 million recorded in the 2009 first quarter. Of this combined $97.6 million of OTTI securities losses:
•	We reclassified $70.1 million from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income.

•	We determined that $27.1 million was related to credit losses. This amount remained in retained earnings.

•	The remaining $0.4 million was the amount of accretion associated with OTTI losses in the 2009 first quarter. This amount increased the amortized cost basis we used to calculate the cumulative effect adjustment.
In 2009, we recorded other-than-temporary impairments that totaled $147.4 million. We do not intend to sell nor do we believe we will be required to sell any of the OTTI securities. Under FSP FAS No. 115-2 and FAS No. 124-2, we determined that $77.5 million of the impairments were credit-related, as they represented reductions in estimated cash flows, and recorded this amount as an impairment loss, which reduced net income for 2009 by $49.8 million on an after-tax basis. We recorded the $69.9 million difference in other comprehensive income, which reduced common stockholders’ equity by $44.7 million on an after-tax basis.
In 2008, we recorded $130.7 million in other-than-temporary securities impairments. These impairments consisted of a $97.0 million write-down on 14 of our pooled TruPS and a $33.7 million write-down on perpetual preferred stock issued by Fannie Mae, Freddie Mac and two other financial institutions.
CREDIT LOSS PORTION OF OTTI RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(in millions)

Balance of credit-related OTTI at April 1, 2009[1]	$27.1
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	15.9
Additional credit losses for which other-than-temporary impairment was previously recognized	54.6

Balance of credit-related OTTI at December 31, 2009	$97.6

[1]	On April 1, 2009, we recognized a cumulative effect adjustment for the adoption of FSP FAS No. 115-2 and FAS No. 124-2, and determined that $27.1 million of previously recorded OTTI write-downs represented credit losses.
CALLED SECURITIES FOR THE YEAR ENDED DECEMBER 31

(in millions)	2009	2008	2007

Gross gains	$—	$—	$0.2
Gross losses	$0.3	$—	$—

In 2009, we sold a security that was classified as HTM. Since the security had a carrying amount of $0.2 million at the time of sale and an original carrying value of $8.2 million, we were able to consider this sale as a maturity under GAAP. This sale resulted in a loss of approximately $4,000.
At December 31, 2009, securities with an aggregate book value of $353.9 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings and borrowing capacity, repurchase agreements, and interest rate swap agreements, as well as for other purposes required by law.
We had investments in the securities of regulatory authorities that totaled $26.8 million at December 31, 2009, and $20.0 million at December 31, 2008. These securities are carried at cost.
For more information about how we account for investment securities, read Note 2, “Summary of significant accounting policies,” Note 14, “Fair value of financial instruments,” and Note 21, “Accumulated other comprehensive income,” in this report.

90 Wilmington Trust Corporation	2009 Form-10-K
AVAILABLE-FOR-SALE SECURITIES
AMORTIZED COST AND FAIR VALUE OF AVAILABLE-FOR-SALE SECURITIES AT DECEMBER 31, 2009

		OTTI recognized
		in other
		comprehensive	Unrealized	Unrealized
(in millions)	Amortized cost	income	gains	losses	Fair value

Investment securities available for sale:
U.S. Treasury securities	$233.0	$—	$—	$(0.2)	$232.8
Government agency securities	224.9	—	0.5	(0.8)	224.6
Obligations of state and political subdivisions	5.1	—	0.1	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	49.9	—	1.3	—	51.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	195.8	—	7.6	—	203.4
Preferred stock:
Large financial institutions	17.5	—	3.4	—	20.9
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	3.4	—	23.9
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.5	—	—	—	3.5

Total other marketable equity securities	6.5	—	—	—	6.5

Total investment securities available for sale	$735.7	$—	$12.9	$(1.0)	$747.6

AMORTIZED COST AND FAIR VALUE OF AVAILABLE-FOR-SALE SECURITIES AT DECEMBER 31, 2008

		OTTI recognized
		in other
		comprehensive	Unrealized	Unrealized
(in millions)	Amortized cost	income	gains	losses	Fair value

Investment securities available for sale:
U.S. Treasury securities	$41.2	$—	$0.2	$—	$41.4
Government agency securities	453.9	—	9.1	—	463.0
Obligations of state and political subdivisions	6.3	—	—	(0.1)	6.2
Collateralized mortgage obligations:
Secured by residential mortgages	188.6	—	1.9	(0.7)	189.8
Mortgage-backed debt securities:
Residential mortgage-backed securities	461.0	—	9.6	(0.1)	470.5
Preferred stock:
Large financial institutions	17.5	—	0.4	(3.8)	14.1
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	0.4	(3.8)	17.1
Other marketable equity securities:
Mutual funds	20.5	—	—	(3.6)	16.9
Other	5.8	—	—	—	5.8

Total other marketable equity securities	26.3	—	—	(3.6)	22.7

Total investment securities available for sale	$1,197.8	$—	$21.2	$(8.3)	$1,210.7

Part II-Item 8 (continued)	91
SALE AND WRITE-DOWN OF INVESTMENT SECURITIES AVAILABLE FOR SALE

For the year ended December 31 (in millions)	2009	2008	2007

Proceeds:
Government agency securities	$103.2	$—	$39.5
Collateralized mortgage obligations:
Secured by residential mortgages	103.8	—	—
Mortgage-backed debt securities:
Residential mortgage-backed securities	197.8	—	—
Other marketable equity securities:
Mutual funds	15.6	1.9	0.9
Other	0.1	10.0	3.8

Total other marketable equity securities	15.7	11.9	4.7

Total proceeds	$420.5	$11.9	$44.2

Gross gains realized:
Government agency securities	$3.6	$—	$—
Collateralized mortgage obligations:
Secured by residential mortgages	2.7	—	—
Mortgage-backed debt securities:
Residential mortgage-backed securities	6.0	—	—
Other marketable equity securities:
Mutual funds	1.8	0.1	0.1

Total gains realized	$14.1	$0.1	$0.1

Gross losses realized:
Government agency securities	$—	$—	$(0.2)

Total losses realized	$—	$—	$(0.2)

OTTI charges:
Preferred stock:
Large financial institutions	$—	$(33.7)	$—
Other marketable equity securities:
Mutual funds	(3.9)	—	—
Other	(2.5)	—	—

Total other marketable equity securities	(6.4)	—	—

Total OTTI charges	$(6.4)	$(33.7)	$—

CONTRACTUAL MATURITIES OF DEBT SECURITIES AVAILABLE FOR SALE

		After 1 year	After 5 years
	1 year	through	through
At December 31, 2009 (dollars in millions)	or less	5 years	10 years	After 10 years	Total

U.S. Treasury securities	$232.3	$0.7	$—	$—	$233.0
Government agency securities	114.5	72.0	38.4	—	224.9
Obligations of state and political subdivisions	—	0.2	—	4.9	5.1
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	5.9	44.0	49.9
Mortgage-backed securities:
Residential mortgage-backed securities	—	17.7	150.1	28.0	195.8

Total amortized cost of debt securities available for sale	$346.8	$90.6	$194.4	$76.9	$708.7
Fair value of debt securities available for sale	$346.8	$90.7	$200.6	$79.1	$717.2
Weighted average yield of debt securities available for sale[1]	0.55%	1.94%	4.29%	4.57%	2.18%

[1]	Weighted average yields are not on a tax-equivalent basis.
In the table above, the expected maturities of securities may differ from contractual maturities, because issuers may have the right to call or prepay obligations without incurring penalties.

92 Wilmington Trust Corporation	2009 Form-10-K
HELD-TO-MATURITY SECURITIES
AMORTIZED COST, CARRYING VALUES, AND FAIR VALUE OF HELD-TO-MATURITY SECURITIES AT DECEMBER 31, 2009

		OTTI recognized
		in other
	Amortized	comprehensive		Unrealized	Unrealized
(in millions)	cost	income	Carrying value	gains	losses	Fair value

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.5	$—	$0.5	$—	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	57.7	—	57.7	—	(9.2)	48.5
Pooled trust-preferreds	141.3	88.0	53.3	3.0	(4.9)	51.4

Total corporate debt securities	199.0	88.0	111.0	3.0	(14.1)	99.9
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.9	—	0.9	—	—	0.9

Total investment securities held to maturity	$200.9	$88.0	$112.9	$3.0	$(14.1)	$101.8

AMORTIZED COST, CARRYING VALUES, AND FAIR VALUE OF HELD-TO-MATURITY SECURITIES AT DECEMBER 31, 2008

		OTTI recognized
		in other
	Amortized	comprehensive		Unrealized	Unrealized
(in millions)	cost	income	Carrying value	gains	losses	Fair value

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.7	$—	$0.7	$—	$—	$0.7
Mortgage-backed debt securities:
Residential mortgage-backed securities	0.2	—	0.2	—	—	0.2
Corporate debt securities:
Single-issue trust-preferreds	57.0	—	57.0	—	(17.2)	39.8
Pooled trust-preferreds	103.2	—	103.2	—	(26.2)	77.0

Total corporate debt securities	160.2	—	160.2	—	(43.4)	116.8
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	1.0	—	1.0	—	—	1.0

Total investment securities held to maturity	$162.6	$—	$162.6	$—	$(43.4)	$119.2

CONTRACTUAL MATURITIES OF DEBT SECURITIES HELD TO MATURITY

		After 1 year	After 5 years
	1 year	through	through
At December 31, 2009 (dollars in millions)	or less	5 years	10 years	After 10 years	Total

Obligations of state and political subdivisions	$0.1	$0.4	$—	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	57.7	57.7
Pooled trust-preferreds	—	—	—	53.3	53.3

Total corporate debt securities	—	—	—	111.0	111.0
Non-U.S. government agency debt securities	0.5	—	—	—	0.5
Other debt securities	0.3	0.6	—	—	0.9

Total carrying value of debt securities held to maturity	$0.9	$1.0	$—	$111.0	$112.9
Fair value of debt securities held to maturity	$0.9	$1.0	$—	$99.9	$101.8
Weighted average yield of debt securities held to maturity[1]	3.23%	6.02%	—%	5.42%	5.42%

[1]	Weighted average yields are not on a tax-equivalent basis.
In the table above, the expected maturities of securities may differ from contractual maturities, because issuers may have the right to call or prepay obligations without incurring penalties.

Part II — Item 8 (continued)	93
TEMPORARILY IMPAIRED SECURITIES
When a security is determined to be temporarily impaired, and there is an associated unrealized loss, the security’s accounting treatment depends on whether it is classified as AFS or HTM.
For temporarily impaired AFS securities, we are required to:
•	Report the amount of the impairment as an unrealized loss.

•	Record the unrealized loss as a reduction in stockholders’ equity through accumulated other comprehensive income.
This reduces stockholders’ equity. It does not affect earnings.
For temporarily impaired HTM securities, we are required to:
•	Disclose the amount of the decline in fair value in a footnote disclosure, not as a change in stockholders’ equity. This has no effect on our financial statements or earnings.
A continued downturn in the financial markets could cause us to reassess whether any or all of these securities remain temporarily impaired, or if any or all of them should be assessed as OTTI.
TEMPORARILY IMPAIRED SECURITIES

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

As of December 31, 2009:
U.S. Treasury securities	$206.1	$(0.2)	$—	$—	$206.1	$(0.2)
Government agency securities	89.7	(0.8)	—	—	89.7	(0.8)
Corporate debt securities:
Single-issue trust-preferreds	—	—	48.5	(9.2)	48.5	(9.2)
Pooled trust-preferreds	—	—	51.4	(92.9)	51.4	(92.9)

Total corporate debt securities	—	—	99.9	(102.1)	99.9	(102.1)

Total temporarily impaired securities	$295.8	$(1.0)	$99.9	$(102.1)	$395.7	$(103.1)

As of December 31, 2008:
Obligations of state and political subdivisions	$5.5	$(0.1)	$—	$—	$5.5	$(0.1)
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	39.5	(0.7)	39.5	(0.7)
Mortgage-backed debt securities:
Residential mortgage-backed securities	20.8	(0.1)	—	—	20.8	(0.1)
Corporate debt securities:
Single-issue trust-preferreds	—	—	39.8	(17.2)	39.8	(17.2)
Pooled trust-preferreds	—	—	44.3	(26.2)	44.3	(26.2)

Total corporate debt securities	—	—	84.1	(43.4)	84.1	(43.4)
Preferred stock:
Large financial institutions	—	—	10.8	(3.8)	10.8	(3.8)
Other marketable equity securities:
Mutual funds	13.6	(3.6)	—	—	13.6	(3.6)

Total temporarily impaired securities	$39.9	$(3.8)	$134.4	$(47.9)	$174.3	$(51.7)

TEMPORARILY IMPAIRED SECURITIES

At December 31	2009	2008

Number of positions	41	65
Number of positions with unrealized losses continuously for 12 months or more	26	44

The primary risk associated with debt securities that are temporarily impaired is interest rate risk. An extended period of increases in long-term interest rates could create additional declines in fair value and unrealized losses.

94 Wilmington Trust Corporation	2009 Form-10-K
The primary risks associated with equity securities that are temporarily impaired are interest rate risk and credit erosion. An extended period of increases in long-term interest rates, or a decline in creditworthiness, could create additional declines in fair value and unrealized losses.
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
All of our TruPS are recorded on our balance sheet as HTM investment securities and as corporate debt securities in the footnote disclosures. In some presentations of our Consolidated Statements of Condition, corporate debt securities are included in the “other securities” line.
Throughout 2008, the market for TruPS became increasingly illiquid, and their fair values declined, due to negative perceptions about the health of the financial sector in general, and to concerns about the financial stability of some of the underlying issuers in pooled TruPS in particular. This situation worsened in 2009, as many of the underlying issuers in pooled TruPS defaulted on their cash flow obligations.
We determined that some of our pooled TruPS were OTTI in 2009 and in the fourth quarter of 2008. As of December 31, 2009:
•	We have recorded other-than-temporary impairment write-downs on 30 of the 38 pooled TruPS in our portfolio.

•	We have not recorded other-than-temporary impairment write-downs on any of the 9 single-issue TruPS in our portfolio.
Illiquidity persists in the market for TruPS. Consequently, determining their estimated fair values requires substantial judgment and the use of factors that are difficult to estimate. Future changes in the creditworthiness of the underlying financial institutions, market conditions, and other factors could cause us to determine that more of our TruPS are OTTI. Such determinations would require us to record additional write-downs in TruPS values, and additional impairment losses for the portions of any write-downs that are related to credit losses.
For more information on our TruPS portfolio valuations, see the disclosures of amortized cost, carrying value, and fair value of HTM securities that appear earlier in this note.
7. Loan Concentrations
LOAN CONCENTRATIONS AS A PERCENTAGE OF TOTAL LOANS OUTSTANDING

At December 31	2009	2008

Commercial, financial, and agricultural loans	29%	31%
Commercial real estate — construction loans	22%	20%
Commercial mortgage loans	23%	19%
Residential mortgage loans	5%	6%
Consumer loans	16%	18%
Secured with investments	5%	6%

In addition to loans outstanding, we had unfunded commitments to lend in the real estate sector of approximately $1,045.9 million and $1,365.2 million at December 31, 2009 and 2008, respectively. For more information on this, read Note 13, “Commitments and Contingencies,” in this report.
For real estate-related loans, we generally require collateral and a loan-to-value ratio of no more than 80% at the time of underwriting. In general, commercial mortgage loans are secured by income-producing properties. We extend loans secured with investments primarily to Wealth Advisory Services clients.

Part II — Item 8 (continued)	95
Our Regional Banking business is focused in the mid-Atlantic region, which we define as the state of Delaware and contiguous areas in Pennsylvania, New Jersey, and Maryland. Since we have a leading market share among full service banks in Delaware, and because Delaware’s population growth in recent years has driven demand for residential land and construction projects in Delaware, our commercial real estate/construction portfolio has concentrations in Delaware, in both residential real estate construction and land development.
COMPOSITION OF COMMERCIAL REAL ESTATE/CONSTRUCTION PORTFOLIO

At December 31	2009	2008

Project type:
Residential real estate construction	51%	54%
Land development	22%	21%
Retail and office	18%	15%
Owner-occupied	1%	2%
Multi-family	4%	2%
Other	4%	6%

Geographic location:
Delaware	59%	60%
Pennsylvania	23%	23%
Maryland	7%	6%
New Jersey	9%	7%
Other	2%	4%

In addition to servicing our own residential mortgage loan portfolio, we service $806.3 million of residential mortgage loans for Fannie Mae and other private investors. For more information about mortgage servicing rights, read Note 10, “Goodwill and other intangible assets,” in this report.
At December 31, 2009, loans with an aggregate book value of $3,694.0 million were pledged as collateral to provide borrowing capacity at the Federal Reserve.
We had $34.6 million and $14.5 million in OREO held for sale as of December 31, 2009 and 2008, respectively.
8. Reserve for Loan Losses
We establish a reserve for loan losses in accordance with GAAP by charging a provision for loan losses against income. On a quarterly basis, we:
•	Charge loans deemed uncollectible against the reserve.

•	Credit recoveries, if any, to the reserve.

•	Reassess the level of the reserve.

•	Have the reserve evaluated by staff members who do not have lending responsibilities.
The reserve reflects our best estimate of known and inherent loan losses. It is based on subjective judgments we make about the likelihood that loans will be repaid.
We use a variety of quantitative and qualitative factors to calculate the reserve. The process we follow depends on whether the loan is performing, in which case the calculation is governed by ASC 450, “Contingencies,” or whether it is impaired under ASC 310.
To determine these factors, we analyze the historical loss experience in groups, or pools, of loans with similar characteristics. For each pool, we:
•	Group loans within most pools according to their prior-quarter risk ratings.

•	Use historical experience over the prior eight quarters to derive an average historical loss rate.

•	Apply a double-weighting to the four most recent quarters.

•	Make subjective judgments about a variety of quantitative and qualitative factors that may affect the potential for future losses in each pool.

96 Wilmington Trust Corporation	2009 Form-10-K
Then we adjust these factors using mathematical values we assign to the qualitative factors we consider. The qualitative adjustments we make reflect our best estimate of how the current loss rate for each pool might differ from our historical loss experience.
In categorizing loans into pools, we consider project type, whether we have made the loan directly or indirectly, and other factors. For example:
•	Among commercial, financial, and agricultural loans, we have a separate pool for automobile dealer floorplan (inventory) loans.
•	Within the commercial construction portfolio, we have separate pools for land development, residential construction, and other types of projects.
•	Within the commercial mortgage portfolio, we have separate pools for owner-occupied properties and non-owner-occupied properties.
•	We have separate pools for loans secured with investments, residential mortgage loans, home equity loans, and other types of consumer loans.
The quantitative and qualitative considerations we analyze for each pool include:
•	Historical gross and net loss experience.
•	General economic trends and conditions in the United States and mid-Atlantic region.
•	Micro- and macro-economic trends and conditions in specific industry sectors.
•	Changes in the pace of loan growth and the size of the portfolio.
•	Loan concentration trends.
•	Migrations within the internal risk rating classification system.
•	Delinquent and nonperforming loan amounts and trends.
•	Trends in loan valuations and collateral composition.
•	The quality of portfolio risk management, including policy trends and adherence, experience, stability and depth of lending staff and management, and adequacy of loan review coverage.
•	Other factors.
We derive factors from the information noted above, which we then apply to pools of loans grouped according to their current-quarter risk ratings, to calculate the reserve for performing loans.
For impaired loans, we establish reserves that reflect the present value of anticipated cash flows discounted at the loan’s effective interest rate at the date the loan is determined to be impaired, the market value of a similar loan, if observable or, for collateral-dependent loans, the fair value of the collateral. For collateral-dependent loans, we obtain appraisals for all significant properties.
In addition, at each reporting date, we take the following steps to estimate the fair value of collateral-dependent impaired loans:
•	When a loan initially is deemed to be impaired, if the most recent appraisal or broker’s price opinion (BPO) is less than 12 months old, we update the reserve to reflect the valuation in that appraisal or BPO, less selling costs.
•	When a loan initially is deemed to be impaired, if the most recent valuation is older than 12 months, we request an updated valuation for the collateral property.
•	When a current valuation cannot be obtained in time to perform a collateral analysis on a newly identified impaired loan, we use all available information to estimate an appropriate level of reserves. The estimate considers, among other inputs, historical losses on similar projects, economic factors, and credit trends in the loan portfolio, including adjustments to the reserve to reflect collateral valuation changes. When our appraisal group receives and accepts the updated valuation, we adjust the reserve to reflect the new valuation, less expected selling costs. This generally occurs in the quarter after the loan is designated as impaired. We do not make any adjustments to current appraisals, other than the cost to sell.
We may update valuations more frequently than our lending policies require, if changing circumstances or other information suggest that values may have changed materially.
Specific reserve allocations represent subjective estimates of probable losses, and consider estimated cash flows and collateral shortfalls. We adjust these allocations as necessary.
Various regulatory agencies periodically review the loan loss reserves of our primary banking subsidiaries, Wilmington Trust Company and Wilmington Trust FSB. These agencies base their judgments on information that is available to them when they conduct their examinations, and they may require us to adjust the reserve.

Part II — Item 8 (continued)	97
In accordance with current accounting policies, we record a separate reserve amount on our balance sheet under other liabilities. This reserve is for unfunded loan commitments, mainly letters of credit. This reserve is based on assumptions about the probability of draw of such commitments, based on their risk rating and the estimated losses were such commitments to be drawn.
Determining the reserve is an inherently subjective process. Estimates we make, including estimates of collateral values and the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions we use to determine the reserve, future adjustments to the reserve may be necessary. This could have a material adverse effect on our financial performance and condition.
CHANGES IN THE RESERVE FOR LOAN LOSSES

(in millions)	2009	2008	2007	2006	2005

Reserve for loan losses at January 1	$157.1	$101.1	$94.2	$91.4	$89.7
Loans charged off:
Commercial, financial, and agricultural loans	(36.4)	(12.6)	(4.3)	(10.8)	(4.9)
Commercial real estate/construction loans	(40.7)	(13.5)	(2.9)	—	—
Commercial mortgage loans	(6.0)	(2.0)	(1.3)	(0.3)	—
Residential mortgage loans	(0.5)	(0.4)	(0.1)	—	(0.1)
Consumer and other retail loans	(39.6)	(30.5)	(20.8)	(13.5)	(12.2)

Total loans charged off	$(123.2)	$(59.0)	$(29.4)	$(24.6)	$(17.2)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural loans	$1.5	$0.7	$1.0	$0.6	$3.3
Commercial real estate/construction loans	0.5	—	—	—	—
Commercial mortgage loans	0.4	0.8	0.2	—	—
Residential mortgage loans	—	0.1	—	0.1	—
Consumer and other retail loans	8.5	5.0	6.9	5.4	3.8

Total recoveries	$10.9	6.6	$8.1	$6.1	$7.1
Net loans charged off:
Commercial, financial, and agricultural loans	$(34.9)	$(11.9)	$(3.3)	$(10.2)	$(1.6)
Commercial real estate/construction loans	(40.2)	(13.5)	(2.9)	—	—
Commercial mortgage loans	(5.6)	(1.2)	(1.1)	(0.3)	—
Residential mortgage loans	(0.5)	(0.3)	(0.1)	0.1	(0.1)
Consumer and other retail loans	(31.1)	(25.5)	(13.9)	(8.1)	(8.4)

Total net loans charged off	$(112.3)	$(52.4)	$(21.3)	$(18.5)	$(10.1)
Transfers from/(to) reserve for lending commitments	1.7	(7.1)	—	—	—
Provision charged to operations	205.0	115.5	28.2	21.3	11.8

Reserve for loan losses at December 31	$251.5	$157.1	$101.1	$94.2	$91.4

Reserve for unfunded commitments in other liabilities[1]	$7.4	$7.1	$—	$—	$—

[1]	The reserve for unfunded commitments was transferred to other liabilities as of December 31, 2008. Prior periods were not reclassified.
Loans past due 90 days and still accruing were $30.6 million at December 31, 2009, and $34.3 million at December 31, 2008.
On December 31, 2009 and 2008, we had commitments to lend on:

•	Nonaccruing loans of $67.0 million and $37.7 million, respectively.

•	Troubled debt restructurings of $27.3 million and zero, respectively.
IMPAIRED LOANS

For the year ended December 31 (in millions)	2009	2008	2007

Average investment recorded in impaired loans	$333.3	$78.4	$37.8
Year-end investment recorded in impaired loans subject to a reserve for loan losses:
2009 reserve: $88.5	$351.5
2008 reserve: $31.0		$207.5
2007 reserve: $5.5			$40.3
Year-end investment in impaired loans requiring no reserve for loan losses	$148.3	$2.3	$27.2
Year-end investment recorded in impaired loans	$499.8	$209.8	$67.5
Year-end investment recorded in impaired loans classfied as nonaccruing[1]	$455.6	$196.4	$48.5
Year-end investment recorded in impaired loans classfied as troubled restructured debt (accruing)	$28.5	$—	$19.0
Interest income recognized	$6.8	$4.4	$1.9
Interest income recognized using the cash basis method of income recognition	$6.8	$4.4	$1.9

[1]Includes loans that are classfied as troubled debt restructurings that are nonaccruing.	$116.7	$0.1	$4.7

98 Wilmington Trust Corporation	2009 Form-10-K
EFFECT OF NONACCRUING LOANS ON INTEREST INCOME

(in millions)	2009	2008	2007

Nonaccruing loans at December 31	$455.6	$196.4	$52.5
Interest income that would have been recognized under original terms	$11.5	$5.0	$3.4
Interest income actually received	$2.9	$4.3	$2.1

9. Premises and Equipment
BOOK VALUE OF PREMISES AND EQUIPMENT

At December 31 (in millions)	2009	2008

Land	$9.5	$9.5
Buildings and improvements	177.0	171.4
Furniture and equipment	213.8	209.9

Total	$400.3	$390.8
Accumulated depreciation	(253.5)	(238.8)

Premises and equipment, net	$146.8	$152.0

Depreciation expense for premises and equipment was $20.2 million and $20.3 million in 2009 and 2008, respectively. We lease all of our office locations outside of Delaware, and some of those within Delaware. We use any rental incentives we receive to reduce rental expense over the term of the lease. Our lease expense was $15.4 million for 2009, $14.6 million for 2008, and $12.9 million for 2007. For more information about our real property lease obligations, read Note 13, “Commitments and contingencies,” in this report.
10. Goodwill and Other Intangible Assets
GOODWILL AND OTHER INTANGIBLE ASSETS

	2009				2008
	Gross carrying	Accumulated		Net carrying	Gross carrying	Accumulated		Net carrying
For the year ended December 31 (in millions)	amount	amortization		amount	amount	amortization		amount

Goodwill (nonamortizing)	$393.0	$29.8		$363.2	$385.4	$29.8		$355.6
Other intangibles (amortizing):
Mortgage servicing rights	$12.6	$9.0		$3.6	$9.7	$8.0		$1.7
Client lists	73.7	37.6		36.1	73.2	28.4		44.8
Acquisition costs	1.7	1.7		—	1.7	1.7		—
Other intangibles	2.1	1.6		0.5	2.0	1.5		0.5

Total other intangibles	$90.1	$49.9	[1]	$40.2	$86.6	$39.6	[2]	$47.0

[1]	The accumulated amortization balance at December 31, 2009, included an increase of $0.4 million due to foreign currency translation adjustments.

[2]	The accumulated amortization balance at December 31, 2008, included a decrease of $0.9 million due to foreign currency translation adjustments.
The net carrying amount of goodwill recorded for 2008 reflects a $66.9 million OTTI write-down on the value of our investment in growth-style Affiliate money manager Roxbury Capital Management (RCM). The OTTI determination was the result of an impairment test triggered by business conditions at RCM that became apparent during the 2008 second quarter. These conditions included a protracted decline in assets under management, RCM’s lower-than-expected operating performance, and near-term projections. Since we account for our investment in RCM under the equity method of accounting, we performed the goodwill impairment test in accordance with ASC 323, “Investments — Equity Method and Joint Ventures,” using a discounted cash flow methodology.

Part II — Item 8 (continued)	99
CARRYING VALUE OF INVESTMENT IN RCM

At December 31 (in millions)	2009	2008

Carrying value of investment in RCM	$20.3	$22.5

For more information about our investment in RCM, read Note 4, “Affiliates and acquisitions,” in this report.
AMORTIZATION EXPENSE OF OTHER INTANGIBLE ASSETS

For the year ended December 31 (in millions)	2009	2008	2007

Amortization expense of other intangible assets	$9.9	$8.9	$5.9

FUTURE AMORTIZATION EXPENSE OF OTHER INTANGIBLE ASSETS

For the year ended December 31 (in millions)	2010	2011	2012	2013	2014

Estimated annual amortization expense of other intangibles	$8.6	$7.3	$6.0	$4.7	$3.4

CARRYING AMOUNT OF GOODWILL BY BUSINESS SEGMENT

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Total

Balance as of January 1, 2009	$3.8	$125.7	$83.2	$142.9	$355.6
Goodwill acquired	—	6.1	—	—	6.1
Decrease in carrying value due to foreign currency translation adjustments	—	—	1.5	—	1.5
Balance as of December 31, 2009	$3.8	$131.8	$84.7	$142.9	$363.2

Balance as of January 1, 2008	$3.8	$107.7	$25.2	$193.3	$330.0
Goodwill acquired	—	18.0	63.0	16.8	97.8
Impairment write-down	—	—	—	(66.9)	(66.9)
Sale of affiliate interest	—	—	—	(0.3)	(0.3)
Decrease in carrying value due to foreign currency translation adjustments	—	—	(5.0)	—	(5.0)

Balance as of December 31, 2008	$3.8	$125.7	$83.2	$142.9	$355.6

Goodwill from acquisitions for 2009 consisted of the following amount recorded under Wealth Advisory Services:
•	A $6.1 million contingent payment in connection with the 2004 acquisition of Grant Tani Barash & Altman, LLC.
Goodwill from acquisitions for 2008 consisted of:
•	The following amounts recorded under Wealth Advisory Services:
•	$13.3 million in connection with the 2008 acquisition of AST Capital Trust Company.

•	A $3.6 million contingent payment in connection with the 2004 acquisition of Grant Tani Barash & Altman, LLC.

•	A $2.5 million contingent payment in connection with the 2007 acquisition of Bingham Legg Advisers, LLC (BLA).

•	$(1.4) million recorded for subsequent adjustments in connection with the 2007 acquisition of BLA.
•	The following amounts recorded under Corporate Client Services:
•	$50.2 million recorded in connection with the 2008 acquisition of AST Capital Trust Company.

•	$12.8 million recorded in connection with the 2008 acquisition of UBS Fiduciary Trust Company.
•	$16.8 million recorded under Affiliate Money Managers in connection with the purchase of a portion of the Class B interests from principals of RCM’s office in Portland, Oregon.

100 Wilmington Trust Corporation	2009 Form-10-K
We recorded impairment write-downs on our investment in RCM of $66.9 million and $72.3 million in 2008 and 2006, respectively. This brought the accumulated impairment write-down recorded for goodwill within the Affiliate Money Managers segment to $139.2 million. We have not recorded impairment write-downs in any other business segments.
The $0.3 million reduction recorded under Affiliate Money Managers for 2008 reflected Camden Partners Holdings, LLC’s repurchase of interests previously sold to us.
CHANGES IN OTHER INTANGIBLE ASSETS

	2009			2008
			Weighted average			Weighted average
			amortization	Amount		amortization
For the year ended December 31 (dollars in millions)	Amount assigned	Residual value	period in years	assigned	Residual value	period in years

Mortgage servicing rights	$2.9	$—	8	$0.6	$—	8
Client lists	—	—	—	17.3	—	7
Increase/(decrease) in carrying value of client lists due to foreign currency translation adjustments	0.5	—	—	(1.3)	—	—
Other intangibles	0.1	—	9	0.1	—	9

Changes in other intangible assets	$3.5	$—		$16.7	$—

In the table above, the 2008 amount recorded for client lists consisted of:
•	The following amounts recorded under Corporate Client Services:
•	$10.6 million recorded in connection with the 2008 acquisition of AST Capital Trust Company.

•	$2.5 million recorded in connection with the 2008 acquisition of UBS Fiduciary Trust Company.
•	The following amounts recorded under Wealth Advisory Services:
•	$2.8 million recorded in connection with the 2008 acquisition of AST Capital Trust Company.

•	$1.4 million recorded for subsequent adjustments in connection with the 2007 acquisition of Bingham Legg Advisers, LLC.
11. Deposits
CONTRACTUAL MATURITIES OF CERTIFICATES OF DEPOSIT

(in millions)

2010	$1,749.2
2011	$357.5
2012	$205.8
2013	$26.3
2014	$65.6
2015 and thereafter	$3.7

The aggregate book value of certificates of deposit in denominations of $100,000 and more (CDs ≥ $100,000) was $1.41 billion and $2.66 billion at December 31, 2009 and 2008, respectively. The decrease in the book value of CDs ≥ $100,000 was mainly the result of a decrease in the balance of national brokered certificates. As core deposits grew from $5.98 billion at December 31, 2008, to $7.12 billion at December 31, 2009, and asset levels declined, our need for non-core funding declined. As a result, the balance of national brokered certificates decreased from $2.43 billion at December 31, 2008, to $1.27 billion at December 31, 2009.

Part II — Item 8 (continued)	101
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

		All other
	Certificates	interest-bearing
As of December 31, 2009 (in millions)	of deposit	deposits

Three months or less	$513.4	$—
More than three through six months	405.6	—
More than six through 12 months	269.1	—
More than 12 months	219.4	—

Total	$1,407.5	$—

Deposit overdrafts reclassified as loans were $11.0 million and $44.0 million at December 31, 2009 and 2008, respectively.
12. Borrowings
Short-term borrowings. Our short-term borrowings consist of:
•	Federal funds purchased and securities sold under agreements to repurchase. The securities underlying these agreements are U.S. Treasury bills, notes, bonds, or agency securities held at the Federal Reserve as collateral. Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days of the transaction date.
•	U.S. Treasury demand notes that mature overnight.
•	An advance from the FHLB. We used this advance to finance construction of the Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998. Our advance agreement requires us to maintain specific collateral levels, which the FHLB sets quarterly. Our collateral was well above the required levels for each quarter in 2009. Because this advance matures on October 4, 2010, we transferred it from long-term borrowings to short-term borrowings in the 2009 fourth quarter.
FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions)	2009	2008	2007

Average amount outstanding during the year	$1,311.9	$1,810.5	$1,465.0
Weighted average interest rate during the year	0.3%	2.1%	4.7%
Weighted average interest rate at December 31	0.1%	0.4%	3.9%
Maximum amount outstanding at any month end	$2,072.2	$2,381.7	$1,999.3
Amount outstanding at December 31	$575.8	$1,590.8	$1,775.3

FHLB ADVANCE

(dollars in millions)	2009	2008	Term	Fixed interest rate	Maturity date

Principal amounts	$28.0	$28.0	15 years	6.55%	October 4, 2010

Long-term borrowings. Our long-term borrowings consist of two issuances of long-term subordinated debt.
SUBORDINATED LONG-TERM DEBT ISSUE DATE

	Amount issued and		Semiannual	Fixed
Issue date	outstanding (in millions)	Term	payment dates	payment rates	Maturity

April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018

102 Wilmington Trust Corporation	2009 Form-10-K
Our total long-term debt at December 31, 2009, was $442.9 million. This amount included:
•	$(6.0) million of unamortized losses related to terminated interest rate swaps on long-term debt.
•	$(0.2) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013.
•	$(0.9) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund. We have agreed with our regulators that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt having a maturity of greater than one year, in each case without prior written approval from our regulators.
Lines of credit. We did not renew either of our lines of credit in 2009 and, therefore, had no lines of credit at December 31, 2009. At December 31, 2008, we had $100.0 million in lines of credit with two major unaffiliated U.S. financial institutions, with total outstanding balances of $20.0 million. The weighted average interest rate on the outstanding balances was 3.21%.
13. Commitments and Contingencies
Lease commitments. At December 31, 2009, our outstanding operating lease commitments and renewal options totaled $72.7 million and extended through 2021. The minimum payments we will make in the future on noncancelable leases for real property are as follows:
MINIMUM NONCANCELABLE LEASE PAYMENTS ON REAL PROPERTY

(in millions)	Gross amount	Sublease amount	Net amount

2010	$13.8	$0.3	$13.5
2011	$11.2	$0.2	$11.0
2012	$9.8	$0.2	$9.6
2013	$9.3	$0.2	$9.1
2014	$7.9	$0.1	$7.8
2015 and thereafter	$22.0	$0.3	$21.7

Off-balance-sheet commitments. In the normal course of business, we engage in off-balance-sheet financial agreements to help us manage interest rate risk, to support the needs of our subsidiaries and affiliates, and to meet the financing needs of our clients. These agreements include commitments to extend credit, letters of credit, and loan guaranties.
Commitments to extend credit are agreements to lend to clients. These agreements generally have fixed expiration dates, and they may require payment of a fee. Many commitments to extend credit expire without ever having been drawn on, so the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit are contingent commitments that we issue to support clients’ financial obligations to third parties, such as for the purchase of goods. Normally, letters of credit are for terms shorter than five years, and many of them expire unfunded.
The principal risk associated with commitments to extend credit and letters of credit is essentially the same risk involved in making loans. Before we enter into these types of agreements, we evaluate each client’s creditworthiness on a case-by-case basis. Depending on our assessment of the client, we may obtain collateral, such as securities, receivables, inventory, equipment, and residential and commercial properties.
OFF-BALANCE SHEET COMMITMENTS

At December 31 (in millions)	2009		2008
	Contractual		Contractual
	amount	Fair value	amount	Fair value

Unfunded commitments to extend credit	$2,838.5	$10.3	$3,261.3	$12.5
Standby and commercial letters of credit	$297.9	$2.1	$406.0	$2.8

Part II — Item 8 (continued)	103
Visa Inc. litigation. Global retail electronic payments network Visa Inc. commenced a restructuring on October 3, 2007, and issued shares of its common stock to its financial institution members, of which we are one. As a U.S.-member bank of Visa, we (and other U.S.-member banks) are obligated to share in potential losses arising from certain indemnified litigation involving Visa.
The balance of our proportionate share of Visa’s pending litigation was $1.5 million and $1.8 million at December 31, 2009 and 2008, respectively. Visa repurchased shares from its members in 2009 and 2008, and we recorded $0.3 million and $5.5 million, respectively, in other income from these purchases.
Legal proceedings. We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of our business and operations. Some of these proceedings seek relief or damages in amounts that may be substantial. Because the nature of some of these proceedings is complex, it may be a number of years before these claims ultimately are resolved. While it is not feasible to predict the outcome of these proceedings, we do not believe that the ultimate resolution of any of them will have a materially adverse effect on our consolidated financial condition. We believe that some of these claims may be covered by insurance and we have notified our insurance carriers about these proceedings.
14. Fair Value Measurement of Assets and Liabilities
In accordance with ASC 825, “Financial Instruments,” we disclose the estimated fair values of certain financial instruments, whether or not we recognize them at fair value in our Consolidated Statements of Condition. This note summarizes the methods and assumptions we use to estimate fair value.
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
We do not believe that the aggregate fair value amounts presented in this Note offer a full assessment of our consolidated financial condition, our ability to generate net income, or the value of our company, because the fair value amounts presented here do not consider any value that may accrue from existing client relationships or our ability to create value by making loans, gathering deposits, or providing fee-based services. In addition, the amounts presented here do not include the values of nonfinancial assets and liabilities or intangible assets.
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

104 Wilmington Trust Corporation	2009 Form-10-K
The following paragraphs summarize how we determine fair values and the inputs we use to calculate fair values.
Cash and due from banks, short-term investments, accrued interest receivable, short-term borrowings, and accrued interest payable. Since these instruments have short maturities, their fair values are approximately the same as their carrying values.
Investment securities. We review our debt and equity investment securities at least quarterly to determine their fair values. The key determinants of fair value are market interest rates, credit spreads, and investor perceptions. When market interest rates rise or credit spreads widen, the fair values of debt and equity securities typically decline and unrealized losses increase. Conversely, when market interest rates fall or credit spreads tighten, the fair values of debt and equity securities typically increase. As a security’s fair value rises, unrealized losses may decrease or unrealized gains may increase.
To determine the fair values of most of our investment securities, we consider a variety of factors and use criteria specified by the SEC and FASB. We use financial market data, credit data, cash flow projections, and other analytics generated internally and by third parties. Where possible, we draw parallels from the trades and quotes of securities with similar features. If these parallels are not available, we base fair value on the market prices of comparable instruments as quoted by broker-dealers, with adjustments for maturity dates, underlying assets, credit ratings, and other items, if necessary.
Because the market for pooled TruPS remains illiquid, we use mainly Level 3 inputs obtained from brokers or third-party advisors to determine the fair value of these securities. We also use an internal model that reflects liquidity and credit risk to discount cash flow projections provided by the third-party advisors.
The base cash flow for these calculations is the remaining expected future cash flow of each pooled TruPS, based on its contractual terms, and adjusted for current and expected future defaults. We adjust our default assumptions each quarter based on, among other factors, the current financial sector environment, developments related to the financial institutions whose securities underlie the pooled TruPS, and estimates of loss severity. We also adjust the discount rate for appropriate risk premiums, including liquidity risk and credit risk. Based on changes in certain yield curves related to the financial sector and other factors, we estimate the associated risk premium for each individual security and adjust its discount rate accordingly.
While estimating fair values and the inputs to fair value calculations in illiquid markets is inherently uncertain, we believe that our methodology applies assumptions that market participants would find relevant, and that it provides the best estimate of fair value at each reporting period.
For more information about our investment securities, read Note 10, “Investment securities,” in this report.
FHLB and FRB stock. The fair value of FHLB and FRB stock is assumed to equal its cost basis, since the stock is nonmarketable but redeemable at its par value.
Derivative financial instruments. We base the fair value estimates of derivative instruments on pricing models that use assumptions about market conditions and risks that are current as of the reporting date.
For our interest rate swaps, we obtain data on interest rate and foreign exchange risk management from an independent third-party advisor. We use data provided by this advisor to determine the fair values of our interest rate swaps by using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). We base the variable cash payments (or receipts) on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with ASC 820, we incorporate credit valuation adjustments to reflect both our nonperformance risk and the respective counterparty’s nonperformance risk. In adjusting the fair value of our derivative contracts for the effects of nonperformance risk, we consider the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Most of the inputs we use to value our swap contracts are Level 2 inputs. For credit valuation adjustments, we use some Level 3 inputs, such as internal estimates of current credit spreads for our swap clients, to evaluate the likelihood of default by us and our counterparties. For more information about our use of derivatives, read Note 15, “Derivative and hedging activities,” in this report.

Part II — Item 8 (continued)	105
At times, we may use interest rate swaps and floors, primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. In accordance with ASC 815, “Derivatives and Hedging,” the estimated fair values of these instruments represents the amounts we would have expected to receive or pay to terminate such agreements.
Loans. To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55-3, and we believe our disclosures provide a fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to the specific characteristics of the loan or collateral.
Deposits. The fair values of demand deposits equal the amounts payable on demand as of the reporting date. The carrying amounts for variable rate deposits approximate their fair values as of the reporting date. To estimate the fair values of fixed rate CDs, we use a discounted cash flow analysis that incorporates prevailing market rates for CDs with comparable maturities.
Long-term debt. We base the fair value of long-term debt on the borrowing rate currently available to us for debt with comparable terms and maturities.
Commitments to extend credit and letters of credit. The fair values of loan commitments and letters of credit approximate the fees we charge for providing these services.
CARRYING VALUES AND ESTIMATED FAIR VALUES

For the year ended December 31 (in millions)	2009		2008
	Carrying value	Fair value	Carrying value	Fair value

Financial assets:
Cash and due from banks	$202.9	$202.9	$234.7	$234.7
Short-term investments	180.5	180.5	242.0	242.0
Investment securities	860.5	849.4	1,373.3	1,329.9
FHLB and FRB stock	26.8	26.8	20.0	20.0
Loans, net of reserves	8,715.7	8,579.6	9,462.0	9,384.0
Interest rate swap contracts	45.0	45.0	73.7	73.7
Accrued interest receivable	66.9	66.9	82.0	82.0

Financial liabilities:
Deposits	$8,390.9	$8,459.5	$8,416.4	$8,468.0
Short-term borrowings	603.8	603.8	1,617.2	1,617.2
Interest rate swap contracts	45.7	45.7	74.5	74.5
Accrued interest payable	56.7	56.7	71.2	71.2
Long-term debt	442.9	432.2	468.8	442.7

FAIR VALUES MEASURED ON A RECURRING BASIS
To determine fair values measured on a recurring basis in 2009:
•	We used Level 1 and Level 2 inputs for investment securities. To determine the proper level of detail for disclosure, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.
•	We used Level 2 inputs for interest rate swap contracts. Credit valuation adjustments did not significantly change the overall valuation of these contracts.

106 Wilmington Trust Corporation	2009 Form-10-K
FAIR VALUE OF ASSETS MEASURED ON A RECURRING BASIS

	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
As of December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investment securities available for sale:
U.S. Treasury securities	$232.8	$—	$—	$232.8
Government agency securities	—	224.6	—	224.6
Obligations of state and political subdivisions	—	5.2	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	51.2	—	51.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	203.4	—	203.4
Preferred stock:
Large financial institutions	—	20.9	—	20.9
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	23.9	—	23.9
Other marketable equity securities:
Mutual funds	—	3.0	—	3.0
Other	—	3.5	—	3.5

Total other marketable equity securities	—	6.5	—	6.5

Total investment securities available for sale	232.8	514.8	—	747.6
Interest rate swap contracts	—	45.0	—	45.0

Total assets	$232.8	$559.8	$—	$792.6

Liabilities
Interest rate swap contracts	$—	$45.7	$—	$45.7

Total liabilities	$—	$45.7	$—	$45.7

In 2008, we reclassified all of the TruPS in our investment securities portfolio from AFS to HTM. Consequently, we no longer have assets or liabilities for which fair values are measured on a recurring basis using Level 3 inputs, because HTM securities are not marked-to-market on the balance sheet unless they are OTTI. Accordingly, there are no disclosures specific to recurring Level 3 fair value measurements in this report.
FAIR VALUES MEASURED ON A NONRECURRING BASIS
To determine fair values measured on a nonrecurring basis in 2009:
•	For loans, we used Level 2 or Level 3 inputs, consisting principally of third party appraisals, and the previously described techniques. Loan amounts are based mainly on the lesser of the fair value of the loan’s collateral or the loan balance. Typically, loans measured at fair value on a nonrecurring basis represent loans for which we have recorded a partial charge-off in the current period. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.
Because an appraisal values the underlying collateral and not the specific loan, and because the real estate market is not a consistent, active market for all property types, we consider third party appraisals to meet the definition of Level 2 inputs as described in ASC 820. Internal appraisals may be considered a Level 2 or Level 3 input depending on the factors used in the calculation. We make no adjustments to third-party appraised values, other than costs to sell, in estimating the fair value of the loans.
•	For other real estate owned (OREO), we used Level 2 or Level 3 inputs, which consist of appraisals or internal estimates of fair value. OREO is recorded on our balance sheet at fair value, net of cost to sell, when we obtain control of the property. Consistent with the discussion of loans above, we consider third-party appraisals to meet the definition of Level 2 inputs.
•	For TruPS, we used Level 2 and Level 3 inputs, as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We obtained these inputs from brokers along with cash flow projections from third-party advisors. We then used an internal model that reflects liquidity and credit risk to discount cash flow projections provided by the third-party advisors, as described earlier in this note.

Part II — Item 8 (continued)	107
At December 31, 2009, all of our HTM investment securities with fair values measured on a nonrecurring basis were OTTI TruPS. For more information about these securities, read Note 10, “Investment securities,” in this report.
FAIR VALUE OF ASSETS AND LIABILITIES MEASURED ON A NONRECURRING BASIS

	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
As of December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Loans	$—	$25.2	$21.2	$46.4
Other real estate owned	—	27.4	—	27.4
Investment securities held to maturity:
Pooled trust-preferred securities	—	—	33.4	33.4

Total assets	$—	$52.6	$54.6	$107.2

Liabilities	$—	$—	$—	$—

15. Derivative and Hedging Activities
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
At December 31, 2009, we had:
•	A total notional amount of $1,689.8 million in interest rate swap contracts.
•	No other derivative instruments.
FAIR VALUE OF DERIVATIVE INSTRUMENTS

At December 31 (in millions)	2009	2008

Asset derivatives recorded in other assets:
Interest rate swap contracts	$45.0	$73.7

Total asset derivatives	$45.0	$73.7

Liability derivatives recorded in other liabilities:
Interest rate swap contracts	$45.7	$74.5

Total liability derivatives	$45.7	$74.5

Interest rate swaps. We use interest rate swaps to allow commercial borrowers to manage their interest rate risk. When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract with a third party (counterparty). We retain the credit risk inherent in making a commercial loan. The swaps with the counterparty effectively exchange the client’s fixed rate loan payments for floating rate loan payments. These counterparties are large international money center banks. Our arrangements with some of these counterparties require us to post collateral when our swaps are in a liability position. When our swaps are in an asset position, we retain the credit risk that is associated with the potential failure of these counterparties, and our agreements with some of these counterparties allow us to request collateral.
As of December 31, 2009:
•	All of our interest rate swaps were associated with commercial loan client activity.
•	Most of our “mirror” counterparty swaps were in a liability position.

108 Wilmington Trust Corporation	2009 Form-10-K
SWAPS ASSOCIATED WITH CLIENTS

At December 31 (dollars in millions)	2009	2008

Notional amount of interest rate swap contracts with commercial borrowers	$844.9	$1,512.5
Notional amount of “mirror” swap contracts with counterparties	844.9	1,512.5

Total	$1,689.8	$3,025.0

Number of client swap contracts	145	167

CLIENT SWAP CONTRACT GAIN/(LOSS) RECOGNIZED IN OTHER NONINTEREST INCOME

For the year (in millions)	2009	2008

Interest rate swap contracts in an asset position	$(28.7)	$63.3
Interest rate swap contracts in a liability position	28.8	(64.1)

Total	$0.1	$(0.8)

All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features, including:
•	Cross-default provisions. We have agreements with each of our non-client swap derivative counterparties that contain cross-default provisions. If we were to default on certain obligations, independent of our swap obligations, then we could also be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call. We have agreements with some of our non-client swap derivative counterparties that contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.
•	Credit rating contingent features resulting in swap termination. We have an agreement with one of our non-client swap derivative counterparties that contains a provision under which the counterparty could terminate the swap agreement if our credit ratings fall below investment grade.
If triggered, these credit risk contingent features could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,
2.	Thresholds defined in the swap contracts, and
3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
At December 31, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $45.6 million, for which we had posted collateral of $52.4 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in a liability position was $45.6 million. If all of our “mirror” swaps had terminated on December 31, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination value of $46.0 million. At December 31, 2009, we had already posted $52.4 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with a collateral call provision related to the credit rating contingent feature that were in a liability position was $39.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.
•	The derivative instrument with a contingent feature that could result in the termination of the swap was in a liability position. Its fair value was $1.2 million, and no collateral was posted. If this swap had terminated on December 31, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.3 million.
•	We had a $9.7 million receivable for cash collateral posted with our counterparties. At December 31, 2008, we had no cash collateral posted with counterparties.

Part II — Item 8 (continued)	109
We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not off set amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty.
Interest rate swaps associated with subordinated long-term debt. In the past, we have used interest rate swaps to hedge the interest rate risk associated with subordinated long-term debt.
During 2008, we had $125.0 million of swaps with other financial institutions that were recorded as a fair value hedge against the 10-year subordinated long-term debt we issued on May 4, 1998, at a fixed rate of 6.625%. These swaps matured when this debt expired on May 1, 2008.
On March 31, 2006, we sold $250.0 million of swap contracts recorded as a fair value hedge against the 10-year subordinated long-term debt we issued on April 4, 2003. We realized a loss of $12.7 million on this sale. We are recognizing this loss as interest expense in our income statement over the remaining life of this debt, which matures in 2013.
Interest rate floors. In the past, we have used interest rate floors to hedge the interest revenue from floating rate loans against declines in market interest rates. We amortized the premiums we paid for these interest rate floor contracts over the life of each floor, and netted the expense against interest income from floating rate loans.
INTEREST RATE FLOOR EXPENSE

For the year ended December 31	2009	2008	2007

Interest rate floor expense (in millions)	$—	$0.2	$2.0

In January 2008, we sold $1.00 billion of interest rate floors that were considered cash flow hedges under ASC 815, “Derivatives and Hedging.” The floors hedged the interest revenue from floating rate loans. We realized a gain of $35.5 million on this sale. We are reclassifying this gain from accumulated other comprehensive income to interest and fees on loans, based on the remaining terms of the portfolio of loans we originally hedged with these floors. These monthly reclassifications began in February 2008 and will continue until July 2014.
In 2009, we reclassified $12.0 million of this gain into income. In 2008, we reclassified $12.5 million into income. Between January 1 and December 31, 2010, we expect to reclassify approximately $6.6 million of pretax net gains, or approximately $4.3 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. If we add other hedges, the amounts we actually recognize could differ from these estimates.
Fair value hedging strategies. Derivatives we use to hedge the effects of fluctuating interest rates on the fair values of assets and liabilities typically are classified as fair value hedges. We record adjustments related to the ineffective portion of fair value hedges in interest income, interest expense, or noninterest income, depending on the item hedged. There was no ineffectiveness for fair value hedges recognized in earnings for 2009 or 2008. We had no fair value hedges at December 31, 2008, and did not enter into any fair value hedges in 2009.

110 Wilmington Trust Corporation	2009 Form-10-K
Cash flow hedging strategies. Derivatives used to hedge the effects of fluctuating interest rates on future cash flows typically are classified as cash flow hedges. In cash flow hedges, when the hedged transaction culminates, any unrealized gains or losses related to the derivatives are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged forecasted transactions affect earnings, and they are recorded in interest income. For cash flow hedges that require testing for ineffectiveness, we recognize any ineffectiveness present in current earnings. There was no ineffectiveness for cash flow hedges recognized in earnings for 2008. We had no cash flow hedges at December 31, 2008, and did not enter into any cash flow hedges in 2009.
EFFECT OF INTEREST RATE FLOOR CONTRACTS IN CASH FLOW HEDGING RELATIONSHIPS ON OTHER COMPREHENSIVE INCOME AND THE INCOME STATEMENT

For the year ended December 31 (in millions)	2009	2008

Amount of gain recognized in OCI (effective portion)	$—	$13.5
Amount of gain on derivatives recognized in interest income (ineffective portion and amount excluded from effectiveness testing)	$—	$—

For more information about our derivative instruments, read Note 2, “Summary of significant accounting policies,” Note 14, “Fair value measurement of assets and liabilities,” and Note 21, “Accumulated other comprehensive loss,” in this report.
16. Capital
Federal capital adequacy requirements. As of December 31, 2009 and 2008, we were considered well capitalized under the capital standards that U.S. banking regulators use to assess the capital adequacy of bank holding companies. These capital adequacy requirements specify guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The quantitative measures require us to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average quarterly assets.
U.S. banking regulators also make qualitative judgments about the components of our capital, risk weightings, and other factors. We use these capital guidelines to calculate our capital position. To be classified as “well capitalized” under the guidelines, banks generally must maintain ratios of total capital that are 100 to 200 basis points higher than the minimum requirements. We review our on- and off-balance-sheet items on a continual basis to ensure that the amounts and sources of our capital enable us to continue to exceed the minimum guidelines.
Failure to meet minimum capital requirements could cause regulatory authorities to take certain mandatory — and possibly additional discretionary — steps, or “prompt, corrective action.” If undertaken, that action could have a material effect on our financial statements and operations.

Part II — Item 8 (continued)	111
U.S. REGULATORY CAPITAL RATIOS

(dollars in millions)	Actual		Adequately capitalized minimum		Well-capitalized minimum
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥

As of December 31, 2009
Total capital (to risk-weighted assets):
Wilmington Trust Corporation	$1,568.8	14.31%	$876.8	8.00%	$1,095.9	10.00%
Wilmington Trust Company	$1,127.4	11.39%	$791.8	8.00%	$989.7	10.00%
Wilmington Trust FSB	$174.0	12.08%	$115.2	8.00%	$144.0	10.00%
Tier 1 capital (to risk-weighted assets):
Wilmington Trust Corporation	$1,080.1	9.86%	$438.4	4.00%	$657.6	6.00%
Wilmington Trust Company	$1,001.1	10.11%	$395.9	4.00%	$593.8	6.00%
Wilmington Trust FSB	$155.9	10.83%	$57.6	4.00%	$86.4	6.00%
Tier 1 leverage capital (to average assets):
Wilmington Trust Corporation	$1,080.1	10.10%	$427.6	4.00%	$534.5	5.00%
Wilmington Trust Company	$1,001.1	10.64%	$376.4	4.00%	$470.4	5.00%
Wilmington Trust FSB	$155.9	7.49%	$83.2	4.00%	$104.0	5.00%

As of December 31, 2008
Total capital (to risk-weighted assets):
Wilmington Trust Corporation	$1,600.3	13.97%	$916.4	8.00%	$1,145.5	10.00%
Wilmington Trust Company	$1,080.0	10.45%	$826.8	8.00%	$1,033.5	10.00%
Wilmington Trust FSB[1]	$166.0	11.09%	$119.7	8.00%	$149.7	10.00%
Tier 1 capital (to risk-weighted assets):
Wilmington Trust Corporation	$1,058.3	9.24%	$458.2	4.00%	$687.3	6.00%
Wilmington Trust Company	$950.6	9.20%	$413.4	4.00%	$620.1	6.00%
Wilmington Trust FSB[1]	$148.4	9.92%	$59.9	4.00%	$89.8	6.00%
Tier 1 leverage capital (to average assets):
Wilmington Trust Corporation	$1,058.3	8.77%	$482.6	4.00%	$603.2	5.00%
Wilmington Trust Company	$950.6	8.88%	$428.1	4.00%	$535.2	5.00%
Wilmington Trust FSB[1]	$148.4	7.27%	$36.1	4.00%	$45.2	5.00%

[1]	Wilmington Trust of Pennsylvania was merged into Wilmington Trust FSB on November 1, 2008.
Capital Purchase Program (CPP). Our capital at December 31, 2009, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury (Treasury) under the CPP on December 12, 2008. Under our agreement with the Treasury, we sold 330,000 shares of Wilmington Trust Series A cumulative perpetual preferred stock to the Treasury, and issued warrants to the Treasury to purchase up to 1,856,714 shares of our common stock. We sold the preferred stock and the warrants to the Treasury in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. We subsequently registered the resale of the preferred stock and warrants, and the common stock underlying the warrants, with the SEC on January 12, 2009.
We allocated the proceeds of this sale to the preferred stock and warrants in proportion to their estimated fair values and recorded those amounts in stockholders’ equity. We recorded the Series A preferred stock at a net amount of $321.5 million, with a discount of $8.5 million that we will amortize into retained earnings until 2013. We recorded the warrants at $8.5 million. During 2009, we amortized $1.8 million of the discount into retained earnings. The amount of the Series A preferred stock recorded in stockholders’ equity was $323.3 million at December 31, 2009.
The Series A preferred stock is nonvoting, except for class voting rights on certain matters that could affect the shares adversely. It may be redeemed by us for the liquidation preference, plus accrued but unpaid dividends, with the Treasury’s approval. The warrants are exercisable immediately at an exercise price of $26.66 per share, subject to certain anti-dilution and other adjustments, and have a 10-year term.
The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock in terms of dividend payments and distributions upon liquidation, dissolution, and winding up of the Company. We will pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter, as long as this preferred stock is outstanding.
As long as this Series A preferred stock is outstanding, we must pay in full all accrued and unpaid dividends on it before we may declare or pay dividends on our common stock or repurchase shares of our common stock. In addition, we must have the Treasury’s consent in order to increase the quarterly cash dividend on common shares from the $0.345 per common share declared on July 17, 2008. This consent is subject to limited exceptions and applies until December 12, 2011, or until neither the Treasury nor any of its affiliates owns the Series A stock, whichever occurs first.

112 Wilmington Trust Corporation	2009 Form-10-K
We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued to it under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without the prior approval of our regulators.
Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings. Other details of our participation in the CPP are in a Form 8-K filed with the SEC on December 16, 2008.
Common stock dividend payments. In addition to the restrictions due to our participation in the CPP, our ability to pay dividends on our common stock is limited by several regulatory restrictions and our own prudent capital management policies, as follows:
•	Our policy is not to pay dividends that would cause our regulatory capital ratios to fall below the levels required for us to qualify as a well-capitalized financial institution. In addition, we have agreed with our regulators that Wilmington Trust Company will not pay dividends to us without prior written approval from our regulators, if such dividends would reduce its regulatory capital ratios below the minimum levels required for it to remain well capitalized under the applicable regulatory capital standards, or below the minimum levels required under its internal capital plan, whichever are higher. If Wilmington Trust Company does not satisfy these requirements, we may be unable to pay dividends on our stock.
•	The Federal Reserve’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition, or its net income for the past four quarters, net of dividends paid, is sufficient to fund the dividends fully.
•	Our ability to pay dividends is limited by Delaware law, which permits corporations to pay dividends out of surplus capital only. Historically, the surplus capital from which we have paid dividends has come from our wholly owned primary banking subsidiary, Wilmington Trust Company, and from another wholly owned subsidiary, Rodney Square Management Corporation.
At-the-market equity offering. On September 22, 2008, we initiated an at-the-market offering of our common stock. This offering is described in a base prospectus and prospectus supplement we filed with the SEC on September 22, 2008. We terminated this offering on January 29, 2009. Under this offering, we issued 1,727,300 shares of our common stock. Gross proceeds totaled $45.4 million, with an average sale price of $26.29 per share. Net of commissions, proceeds from this offering were $44.5 million, with an average sale price of $25.76 per share.
Other capital adequacy requirements. A group of bank regulatory authorities from the United States and multiple other nations, known as the Basel Committee on Banking Supervision (Basel Committee), published Basel II, its final rule on changes to the framework for measuring capital adequacy, during 2008. This framework outlines minimum capital requirements and supervisory reviews of a bank’s internal assessment process, capital adequacy, and effective use of disclosure to strengthen market discipline. In July 2009, the Basel Committee published enhancements to Basel II and, in December 2009, released for comment new proposals that aim to strengthen the resiliency of the banking sector through new capital and liquidity standards. We currently are not subject to Basel II, since we have less than $250 billion in assets and less than $10 billion of non-U.S. balance sheet exposure. We continue to calculate our capital adequacy ratios under the rules of its predecessor framework, Basel I. We will continue to monitor the proposals to determine if we will be subject to revised capital adequacy rules in the future.
17. Related Party Transactions
Our banks make loans to officers, directors, and associates of our company and our affiliates in the ordinary course of business. We make these loans in a manner consistent with sound banking practices. We do not consider the credit risk associated with these loans to be any greater or any less than the credit risk we assume in the ordinary course of making loans.
LOANS TO RELATED PARTIES

At December 31 (in millions)	2009	2008

Total loans to related parties	$63.0	$57.5
Loan additions	$49.4	$32.3
Loan payments received	$44.6	$37.0
Other changes	$0.7	$(0.3)

The amounts recorded as other changes reflect loan additions and payments of retired and newly elected executive officers and directors.

Part II — Item 8 (continued)	113
18. Pension and Other Postretirement Benefits
This Note summarizes the status of our pension plan, supplemental executive retirement plan (SERP), and postretirement health care and life insurance benefits plan (collectively, our retirement benefit plans), and our thrift savings plan.
To determine our retirement plan obligations, we use a discount rate assumption based on current yield rates in the AA-rated bond market. To assure that the resulting yields can be achieved by each of these benefit plans, the only bonds used to develop the discount rate are those that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits.
In the tables below, the measurement date for pension and SERP benefits was December 31 for 2009 and 2008, and September 30 for other years presented. The measurement date for postretirement benefits was December 31 for all years presented.
To set the 2009 and 2008 discount rate for each plan, we used a method that matched projected payouts from each plan with a zero-coupon AA-rated bond yield curve. We constructed this yield curve from the underlying bond price and yield data as of December 31, 2009, and included a series of annualized individual discount rates with durations ranging from six months to 30 years. Each discount rate in the curve was derived from an equal weighting of the AA-rated or higher bond universe apportioned into distinct maturity groups. These individual discount rates then were converted into a single equivalent discount rate. This process was repeated separately for each plan.
Actuarial gains and losses for our retirement plans include assumptions we make according to how our actual experience differs from what we expected. These include gains and losses from asset returns, changes in required discount rates, and those caused by demographic characteristics such as mortality, retirement, and termination rates, and other factors. We review these assumptions periodically. Current unamortized losses exist in all three of our retirement plans, due mainly to asset losses in the pension plan in past years and to decreases in the discount rate from prior periods. We use the corridor method to amortize these losses. Accumulated losses that exceed 10% of liabilities (or assets, if greater) are amortized over the future average working lifetime of the population (9 to 15 years) as a component of periodic benefit expense. For 2009, these amounts were $1.9 million for the pension plan, $0.8 million for the SERP, and $0.7 million for the postretirement benefits plan.
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE RETIREMENT BENEFIT OBLIGATIONS

					Postretirement
	Pension benefits		SERP benefits		benefits
At December 31	2009	2008	2009	2008	2009	2008

Discount rate	6.30%	6.20%	6.15%	6.50%	5.60%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	—	—

CHANGES TO ASSUMPTIONS USED TO DETERMINE RETIREMENT BENEFIT OBLIGATIONS

	Pension	SERP	Postretirement
At December 31, 2009 (in millions)	benefits	benefits	benefits

Gain/(loss) due to change in the discount rate	$(3.2)	$1.9	$2.5
Gain/(loss) due to change in return on assets	$(9.7)	$—	$—

Our net periodic benefit expense for 2010 will reflect these changes.

114 Wilmington Trust Corporation	2009 Form-10-K
EXCESS/(SHORTFALL) OF RETIREMENT PLAN ASSETS COMPARED TO PLAN OBLIGATIONS

	Pension benefits		SERP benefits		Postretirement benefits
At December 31 (in millions)	2009	2008	2009	2008	2009	2008

Fair value of plan assets	$238.0	$177.7	$—	$—	$—	$—
Projected benefit obligation	229.0	218.6	42.2	32.6	—	—

Funded status (difference)	$9.0	$(40.9)	$(42.2)	$(32.6)	$—	$—

Fair value of plan assets	$238.0	$177.7	$—	$—	$—	$—
Accumulated benefit obligation	203.7	193.6	31.8	25.4	29.4	27.7

Funded status (difference)	$34.3	$(15.9)	$(31.8)	$(25.4)	$(29.4)	$(27.7)

CHANGES IN THE NET PROJECTED RETIREMENT PLAN BENEFIT OBLIGATION AND ASSETS

	Pension benefits		SERP benefits		Postretirement benefits
At December 31 (in millions)	2009	2008	2009	2008	2009	2008

Net projected benefit obligation at start of year	$218.6	$190.8	$32.6	$25.6	$27.7	$41.0
Service cost	11.8	12.2	1.1	1.0	0.5	1.2
Interest cost	13.3	15.2	2.1	2.1	1.8	2.6
Plan participants’ contributions	—	—	—	—	0.4	0.4
Actuarial loss/(gain)	(6.6)	9.8	6.9	4.6	2.1	0.6
Gross benefits paid	(8.1)	(9.4)	(0.6)	(0.7)	(3.1)	(3.0)
Change in plan provisions	—	—	—	—	—	(15.1)

Net projected benefit obligation at end of year	$229.0	$218.6	$42.2	$32.6	$29.4	$27.7

Fair value of plan assets at start of year	$177.7	$223.5	$—	$—	$—	$—
Actual return on plan assets	28.4	(42.9)	—	—	—	—
Employer contributions	40.0	6.5	0.6	0.7	2.7	2.6
Plan participants’ contributions	—	—	—	—	0.4	0.4
Gross benefits paid	(8.1)	(9.4)	(0.6)	(0.7)	(3.1)	(3.0)

Fair value of plan assets at end of year	$238.0	$177.7	$—	$—	$—	$—

Funded status at end of year	$9.0	$(40.9)	$(42.2)	$(32.6)	$(29.4)	$(27.7)

NET AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF CONDITION

	Pension benefits		SERP benefits		Postretirement benefits
At December 31 (in millions)	2009	2008	2009	2008	2009	2008

Assets	$9.0	$—	$—	$—	$—	$—
Liabilities	—	40.9	42.2	32.6	29.4	27.7

Net amount recognized at year-end	$9.0	$(40.9)	$(42.2)	$(32.6)	$(29.4)	$(27.7)

COMPONENTS OF THE NET AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF CONDITION

	Pension benefits		SERP benefits		Postretirement benefits
At December 31 (in millions)	2009	2008	2009	2008	2009	2008

(Accrued)/prepaid benefit cost	$83.4	$51.7	$(25.1)	$(21.3)	$(30.6)	$(32.2)
Net asset/(liability) recognized	83.4	51.7	(25.1)	(21.3)	(30.6)	(32.2)
Accumulated other comprehensive (loss)/income	(74.4)	(92.6)	(17.1)	(11.3)	1.2	4.5

Net amount recognized at year-end	$9.0	$(40.9)	$(42.2)	$(32.6)	$(29.4)	$(27.7)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost/(credit)	$0.1	$0.1	$0.8	$1.1	$(16.5)	$(18.4)
Net loss	74.3	92.5	16.3	10.2	15.3	13.9

Total	$74.4	$92.6	$17.1	$11.3	$(1.2)	$(4.5)

Part II — Item 8 (continued)	115
OTHER CHANGES IN RETIREMENT PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE (LOSS)/INCOME

	Pension benefits		SERP benefits		Postretirement benefits
At December 31 (in millions)	2009	2008	2009	2008	2009	2008

Prior service cost/(credit)	$—	$—	$—	$—	$—	$(15.1)
Net (gain)/loss	(16.3)	75.1	6.9	4.6	2.1	0.6
Amortization of prior service cost	—	—	(0.3)	(0.4)	1.9	0.6
Amortization of net (gain)/loss	(1.8)	(0.6)	(0.8)	(0.4)	(0.7)	(0.8)

Total recognized in other comprehensive (loss)/income	$(18.2)	$74.5	$5.8	$3.8	$3.3	$(14.7)

Change in liability included in other comprehensive (loss)/income	$18.2	$(74.5)	$(5.8)	$(3.8)	$(3.3)	$14.7

NET PERIODIC RETIREMENT BENEFIT EXPENSE WE EXPECT TO RECORD IN 2010

			Postretirement
(in millions)	Pension benefits	SERP benefits	benefits

Component of accumulated other comprehensive (loss)/income:
Expected 2010 amortization of prior service cost	$—	$0.3	$(1.9)
Expected 2010 amortization of net loss	$1.5	$1.3	$0.8

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT EXPENSE

	Pension benefits			SERP benefits			Postretirement benefits
At December 31 (dollars in millions)	2009	2008	2007[1]	2009	2008	2007[1]	2009	2008	2007

Weighted average assumptions used to determine net periodic benefit expense:
Discount rate	6.20%	6.50%	6.10%	6.50%	6.50%	6.00%	6.75%	6.30%	5.90%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	—	—	—
Components of net periodic benefit cost:
Service cost	$11.8	$9.8	$9.0	$1.1	$0.8	$0.7	$0.5	$1.2	$1.3
Interest cost	13.3	12.2	11.2	2.1	1.7	1.3	1.8	2.6	2.4
Expected return on plan assets	(18.6)	(18.0)	(16.0)	—	—	—	—	—	—
Amortization of transition obligation/(asset)	—	—	—	—	—	—	—	—	—
Amortization of prior service cost	—	—	0.8	0.3	0.3	0.3	(1.9)	(0.5)	(0.5)
Recognized actuarial loss	1.9	0.5	1.8	0.8	0.3	0.2	0.7	0.8	0.9

Net periodic benefit cost	$8.4	$4.5	$6.8	$4.3	$3.1	$2.5	$1.1	$4.1	$4.1

[1]	The 2007 measurement date for pension and SERP benefits was September 30. For all other data in the table above, the measurement date was December 31.
PLAN CONTRIBUTIONS EXPECTED IN 2010

	Pension	SERP	Postretirement
(in millions)	benefits	benefits	benefits

Expected employer contributions	$—	$0.8	$2.8
Expected employee contributions	$—	$—	$0.8

Under Internal Revenue Service rules, we are not required to contribute to the pension plan in 2010. We may make voluntary contributions based on corporate cash and tax strategies.

116 Wilmington Trust Corporation	2009 Form-10-K
ESTIMATED FUTURE BENEFIT PAYMENTS BASED ON CURRENT ASSUMPTIONS

	Pension	SERP	Postretirement
(in millions)	benefits	benefits	benefits

2010	$8.4	$0.8	$2.8
2011	$8.8	$1.1	$2.8
2012	$9.6	$1.3	$2.7
2013	$10.5	$1.7	$2.5
2014	$11.7	$2.7	$2.4
2015–2019	$76.0	$15.0	$11.2

PENSION PLAN
Our pension plan is a noncontributory qualified defined benefit pension plan with retirement and death benefits. It covers substantially all Wilmington Trust staff members. To calculate pension benefits, we use a modified career-average formula based on a staff member’s years of service. To ensure that the plan is able to meet its obligations, we contribute to it as necessary and as required by the Internal Revenue Service. Our contributions are designed to fund the plan’s current and past service costs, plus interest, over a 10-year period. Using the projected unit credit method, independent actuaries determine the benefit obligation of the plan (the level of funds needed to pay benefits to the plan’s members). We record the benefit obligation of the plan as a liability on our balance sheet.
We use a market-related asset valuation method to determine asset gains and losses and the expected return on the asset component of periodic net benefit cost. To determine market-related asset values, we use a smoothing method that recognizes the differences in expected versus actual returns on the fair value of assets over a five-year period. Assumptions we make about the pension plan may change from year to year. These changes could affect pension liabilities and expense as follows:
PENSION PLAN DISCOUNT RATE AND ASSET RETURN ASSUMPTIONS

		Increase/(decrease)	Increase/(decrease)
At December 31, 2009 (dollars in millions)	Change	in liabilities	in expense

Gain/(loss) due to increase in the discount rate	+0.25%	$(8.1)	$(1.2)
Gain/(loss) due to increase in return on assets	+0.25%	$—	$(0.7)
Gain/(loss) due to increase in salary	+0.25%	$1.0	$0.3

Our Benefits Administration Committee is responsible for determining and reviewing the investment policy for the pension plan, and for overseeing its assets. The Committee conducts quarterly reviews of performance, asset allocation, and due diligence performed on new investment managers. Our Investment Strategy Team is responsible for investing the plan’s assets according to the plan’s investment policy.
Our pension plan investment policy is to:
•	Grow assets at an average annual rate that exceeds the actuarially assumed expected rate of return in order to keep pace with future obligations.
•	Show positive returns after inflation.
•	Provide liquidity for benefit payments to retired plan participants.
•	Achieve the target growth rate with a moderate level of risk.
We manage the associated investment risk by broadly diversifying the plan’s assets, performing due diligence on active managers we engage, and monitoring all of the plan’s assets. The plan’s assets are diversified by asset class, investment style, economic sector, industry sector, and issuer.
Additionally, we employ both passive and active investment approaches. Our allocation of plan assets considers current as well as future benefit payment needs. Our target allocation is to have 70% of the plan’s assets invested in equity securities and 30% in fixed income (debt) securities. The equity allocation also includes investments in private equity, private real estate, hedge funds, real estate investment trusts (REITs), and commodities. We do not invest plan assets in derivatives.

Part II — Item 8 (continued)	117
Our pension plan investment management objectives are to provide:
•	Returns that exceed, and volatility that is equal to or lower than, those of an index that blends 70% of the Standard and Poor’s 500 Index and 30% of the Barclays Capital Government/Credit Index.
•	Returns that exceed those of the benchmarks for each asset class in which we invest plan assets.
These indices include, in addition to the Standard & Poor’s 500 Index and the Barclays Capital Government/Credit Index, the Standard & Poor’s Mid Cap 400 Index, the Russell 2000 Index, the MSCI EAFE Index (Europe, Australasia, Far East), and the National Association of Real Estate Investment Trusts (NAREIT) Index. For hedge funds, we seek absolute returns that exceed an index that blends 50% of the Barclays Capital U.S. Aggregate Bond Index and 50% of the Standard & Poor’s 500 Index.
We base the long-term rate of return we expect for the plan’s total assets on the return we expect for each asset class in which we have invested plan assets, using long-term historical returns and weightings based on the target allocation for each class. Since the long-term rate of return is long-term in nature, we generally will not change our assumptions unless there are significant and permanent shifts in asset allocations, capital market expectations, or the general economic structure. Overall, we expect our portfolio of equity securities to return 10% to 11% over the long term. We expect cash and fixed income investments to have overall returns of between 4% and 6% over the long term.
Some of our pension plan assets are invested in the equity and fixed income portfolios of the Wilmington Funds, which our subsidiary, WTIM, manages. Plan assets invested in these funds totaled $87.7 million and $53.0 million at December 31, 2009 and 2008, respectively.
Equity securities. We use equity securities to provide capital growth over the long term to fund future benefit payments. The plan’s equity investments include large-cap, small-cap, international, and emerging markets common stocks, which are invested in separate accounts, mutual funds, and/or exchange-traded funds. We use tactical rebalancing strategies within equity asset classes, and between value and growth investment styles, in order to capture mispricing opportunities that exist. At December 31, 2009, the plan’s exposure to equities was 12% in large-cap U.S. common stocks, 2% in small-cap U.S. common stocks, and 12% in developed and emerging market international common stocks.
Debt and other fixed income securities. We use debt and other fixed income securities to generate short-term liquidity, provide predictable income, and diversify plan assets. These securities include U. S. Treasury securities, U. S. government agency securities, corporate securities, cash, and money market funds. At December 31, the plan’s exposure to these investments was 3% in U.S. Treasury securities, 5% in U.S. government agency securities, 8% in corporate debt securities, 7% in investment-grade bond mutual funds, 4% in high-yield bond mutual funds, and 16% in cash and money market mutual funds. The plan’s cash holdings were abnormally high at year-end 2009 due to plan contributions we made in the 2009 fourth quarter.
Real asset securities. We use real asset securities to protect plan assets from unanticipated inflation. We invest in real asset securities via exchange-traded funds, mutual funds, and limited partnerships. At December 31, 2009, the plan’s exposure to real asset securities was 5% in U.S. Treasury Inflation-Protected securities, 2% in real estate investment trusts, 3% in commodities, and 2% in private real estate.
Alternative investments. These include hedge fund investments and private equity. We use hedge funds to diversify plan assets, provide downside protection, and improve risk-adjusted returns. The low- and moderate-volatility hedge funds we use include long/short, event driven, and arbitrage strategies. We implement these strategies via a fund-of-funds approach. We use private equity to enhance the long-term returns on plan assets. The plan’s private equity investments include both single-strategy and fund-of-funds investments. At December 31, 2009, the plan’s exposure to alternative investments was 8% in low-volatility hedge funds, 9% in moderate-volatility hedge funds, and 2% in private equity.
FAIR VALUE OF PLAN ASSETS
In accordance with ASC 715, “Compensation — Retirement Benefits,” we are required to disclose the estimated fair values of the pension plan’s assets. We measure the fair values of the plan’s assets in accordance with ASC 820, “Fair Value Measurements and Disclosures.” For information on fair value measurement under ASC 820, read note 14, “Fair Value of assets and liabilities,” in this report. The following discussion summarizes how we determine fair value and the inputs we use to calculate fair value.

118 Wilmington Trust Corporation	2009 Form-10-K
Common stock, mutual funds, REITs, and U. S. Treasury securities. The plan’s common stock, REITs, exchange traded mutual funds, and U. S. Treasury holdings are valued at the closing price reported on the active market on which the securities are traded. The plan’s open-ended mutual fund holdings are valued at the fund’s net asset value.
U. S. government agency securities and corporate bonds. To determine the fair values of the plan’s U. S. government agency and corporate debt, we generally draw parallels from the trades and quotes of securities with similar features.
Private real estate, hedge funds, and private equity. We use Level 3 measurements to value the plan’s private real estate funds, hedge funds, and private equity funds, since these securities are not traded and, therefore, do not have associated quoted prices. To determine the fair values of these holdings, we use the net asset value practical expedient as allowed under ASC 820. In accordance with the practical expedient, we obtain the net asset value of the fund at its most recently reported date, which typically differs from our reporting date. We then adjust the net asset value for changes in market conditions and other factors we deem relevant between the net asset value date and our reporting date. We base the adjustments on published market indices that we feel best reflect the funds’ investment objectives and underlying assets. The selection of the appropriate indices on which we base our net asset value adjustments requires significant judgment.
FAIR VALUE OF PENSION PLAN ASSETS

	2009
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
At December 31 (in millions)	(Level 1)	(Level 2)	(Level 3)	Total	2008

Cash	$37.9	$—	$—	$37.9	$4.2
Equity securities:
U.S. large-cap equity	29.9	—	—	29.9	24.4
U.S. small-cap equity	4.9	—	—	4.9	4.5
Developed international equity	23.4	—	—	23.4	16.7
Emerging markets International equity	5.8	—	—	5.8	7.2

Total equity securities	64.0	—	—	64.0	52.8
Real asset securities:
U.S. Treasury Inflation-Protected securities	11.2	—	—	11.2	10.1
Real estate investment trusts	4.9	—	—	4.9	6.0
Commodities	7.5	—	—	7.5	4.2
Private real estate	—	—	4.4	4.4	8.1

Total real asset securities	23.6	—	4.4	28.0	28.4
Debt and other fixed income securities:
U.S. Treasury securities	6.1	—	—	6.1	7.9
U.S. government agency securities	—	11.5	—	11.5	14.0
Corporate bonds	—	19.0	—	19.0	12.2
Investment-grade bond funds	16.2	—	—	16.2	21.2
High-yield bond funds	9.0	—	—	9.0	—

Total debt and other fixed income securities	31.3	30.5	—	61.8	55.3
Other types of investments:
Low-volatility hedge funds	2.0	—	17.6	19.6	14.3
Moderate-volatility hedge funds	—	—	20.9	20.9	17.9
Private equity funds	—	—	5.8	5.8	4.8

Total other types of investments	2.0	—	44.3	46.3	37.0

Total pension plan assets	$158.8	$30.5	$48.7	$238.0	$177.7

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)

	Beginning		Purchases,		Ending
	balance at	Actual return	settlements	Transfers	balance at
(in millions)	January 1, 2009	on plan assets	and sales	in and out	December 31, 2009

Private real estate	$8.1	$(3.7)	$—	$—	$4.4
Low volatility hedge funds	14.3	3.3	—	—	17.6
Moderate volatility hedge funds	17.9	3.0	—	—	20.9
Private equity funds	4.8	1.2	(0.2)	—	5.8

Total	$45.1	$3.8	$(0.2)	$—	$48.7

Part II — Item 8 (continued)	119
Given the diversification and risk management practices of the plan, we believe that the only concentration of risk is general economic risk, which has the potential to affect any of the securities in the plan negatively. Plan assets are also subject to a variety of other risks including, but not limited to, market risk, liquidity risk, currency risk, and default risk, although we believe that these risks have been diversified adequately and, therefore, are not concentrated.
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP)
The SERP is a nonqualified defined benefit plan that covers selected officers. Assumptions used to determine the net periodic benefit expense for the SERP are similar to those used to determine the net periodic benefit expense for our pension plan. We have invested in corporate-owned life insurance contracts to help meet the future obligations of the SERP. Assumptions we make about the SERP may change from year to year. These changes could affect pension liabilities and expense as follows:
SERP DISCOUNT RATE AND ASSET RETURN ASSUMPTIONS

		Increase/(decrease)	Increase/(decrease)
At December 31, 2009 (dollars in millions)	Change	in liabilities	in expense

Gain/(loss) due to increase in the discount rate	+0.25%	$(1.3)	$(0.2)
Gain/(loss) due to increase in return on assets	+0.25%	$—	$—
Gain/(loss) due to increase in salary	+0.25%	$0.5	$0.1

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
Certain health care and life insurance benefits are available for substantially all retired staff members (retirees). Retirees who are younger than age 65 are eligible to receive up to $7,000 each year toward the medical coverage premium. Retirees age 65 or older are eligible to receive up to $4,000 each year toward the medical coverage premium. Retirees also are eligible for $7,500 of life insurance coverage each year. In accordance with ASC 715, “Compensation — Retirement Benefits,” we recognize the expense of providing these benefits on an accrual basis.
ASSUMPTIONS USED TO CALCULATE THE ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

At December 31	2009	2008

Health care cost trend rate assumed	10%	9%
Pace at which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year when the assumed cost trend rate reaches the ultimate trend rate	2015	2013

ASSUMPTIONS USED TO CALCULATE THE NET PERIODIC BENEFIT EXPENSE OF THE POSTRETIREMENT BENEFIT OBLIGATION

For the year ended December 31	2009	2008

Health care cost trend rate assumed	9%	10%
Pace at which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year when the assumed cost trend rate reaches the ultimate trend rate	2013	2013

POSTRETIREMENT BENEFITS PLAN DISCOUNT RATE ASSUMPTIONS

		Increase/(decrease)	Increase/(decrease)
At December 31, 2009 (dollars in millions)	Change	in liabilities	in expense

Gain/(loss) due to increase in the discount rate	+0.25%	$(0.6)	$—

EFFECT ON POSTRETIREMENT HEALTH CARE BENEFITS OF A 1% CHANGE IN THE ASSUMED HEALTH CARE TREND RATE

At December 31, 2009 (in millions)	1% increase	1% decrease

Effect on total service and interest components of net periodic health care benefit expense	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.3	$(1.1)

120 Wilmington Trust Corporation	2009 Form-10-K
THRIFT SAVINGS PLAN
We have a defined contribution thrift savings plan that covers all full-time staff members who elect to participate in it. Eligible staff members may contribute from 1% to 25% of their annual base pay, up to a maximum of $15,500 per year. We match each $1.00 a staff member contributes with a $0.50 cash contribution, up to the first 6% of each staff member’s annual base pay. We contributed $5.1 million, $4.9 million, and $4.4 million to this plan in 2009, 2008, and 2007, respectively.
19. Stock-based Compensation Plans
The Compensation Committee and the Select Committee of our Board of Directors administer four stock-based compensation plans:
•	Long-term incentive plan. Our current long-term incentive plan, which was approved by shareholders on April 22, 2009, permits us to grant incentive common stock options, nonstatutory common stock options, restricted common stock, and other awards of common stock to officers, other key staff members, directors, and advisory board members. Under this plan and its predecessors, the exercise price of each option equals the last sale price of our common stock on the date of the grant; options are typically subject to a cliff vesting period, which is normally three years (or such other term as our Compensation Committee or Select Committee may determine); and options have a maximum term of 10 years.
•	Executive incentive plan. Our current executive incentive plan, which was approved by shareholders on April 22, 2009, authorizes cash bonuses and issuances of up to 300,000 shares of our common stock with a par value of $1.00 per share. The stock awards we have granted under this plan are for restricted stock and are subject to vesting at the sole discretion of the Compensation Committee. Recent grants typically have vested over a three- or four-year period.
•	Employee stock purchase plan (ESPP). Under the current ESPP, which shareholders approved on April 17, 2008, substantially all staff members may purchase our common stock at the beginning of the stock purchase plan year through payroll deductions of up to 10% of their annual base pay, or $21,250, whichever is less. Plan participants may terminate their participation at any time. The price per share is 85% (or such greater percentage as our Compensation Committee may determine) of the stock’s fair market value at the beginning of the plan year.
•	Directors’ deferred fee plan. Our directors may elect to defer receipt of the cash portion of their directors’ fees until they retire from the Board. A director may elect to earn a yield on the deferred cash portion based on yields Wilmington Trust Company pays on certain deposit products and/or changes in the price of our common stock (including dividends). Choosing the latter creates phantom shares. As of December 31, 2009, the fair value of phantom shares granted under the deferral plan was $0.6 million. For more information about our directors’ compensation, please see the proxy statement for our 2010 annual shareholders’ meeting.
We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation.” The table below shows the effects of stock-based awards, in total, in our Consolidated Statements of Income.
EFFECTS OF STOCK-BASED COMPENSATION

For the year ended December 31 (in millions)	2009	2008	2007

Compensation expense:
Stock options	$3.4	$5.4	$5.4
Restricted stock	1.6	2.6	2.1
ESPP	0.6	—	0.6

Total compensation expense	$5.6	$8.0	$8.1
Tax benefit	0.8	2.8	2.6

Net income effect	$4.8	$5.2	$5.5

The common shares we issue as stock-based compensation come from our treasury, which held approximately 9.1 million shares at December 31, 2009. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

Part II — Item 8 (continued)	121
STOCK OPTION VALUATION
When determining the value of stock options granted, we segregate the awards into two groups: one group for designated senior managers and one for all other staff members. We do this because senior managers tend to hold their options longer than other staff members. Compared to options held for a short amount of time, options held for longer periods are likely to incur greater degrees of volatility in share price and, therefore, greater degrees of volatility in valuation. Segregating option awards into these two groups lets us:
•	Base the value of the options on the amount of time that typically lapses between when options are granted and when they are exercised.

•	Apply different forfeiture rates for each group.

•	Calculate valuation estimates more precisely.
STOCK OPTION VALUATION ASSUMPTIONS

For the year ended December 31	2009	2008	2007

Risk-free interest rate	2.11–3.35%	2.49–3.64%	3.25–4.84%
Volatility of the Corporation’s common stock	29.86–42.09%	13.71–17.86%	13.46–18.25%
Expected dividend yield	5.06–8.67%	3.85–4.34%	2.88–3.87%
Expected life of options	4.9–8.6 years	4.7–8.2 years	4.5–8.2 years

For the valuation assumptions in the table above:
•	We used the Black-Scholes valuation method.

•	The risk-free interest rate was the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.

•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
Stock-based compensation expense for incentive stock options and the ESPP affects our income tax expense and effective tax rate, because we are not allowed a tax deduction unless the award recipient or ESPP subscriber makes a disqualifying disposition upon exercise. As a participant in the CPP, we may not deduct compensation of more than $500,000 paid to any named executive officer identified in our proxy statement for any year in which the U.S. Treasury holds any debt or equity security we issued under the CPP.
LONG-TERM INCENTIVE PLANS (LTIPS)
When stock-based LTIP awards vest, we adjust both retained earnings and stock-based compensation expense to reflect actual forfeitures that occurred prior to the vesting date. When option recipients exercise awards made under LTIPs, we issue shares and record the proceeds as additions to capital.
LONG-TERM INCENTIVE PLAN OPTIONS EXERCISED

For the year ended December 31 (dollars in millions)	2009	2008	2007

Number of common stock options exercised	—	219,219	657,168
Total intrinsic value of options exercised	$—	$0.6	$7.6
Cash received from options exercised	$—	$5.1	$19.7
Tax benefit realized from tax deductions for options exercised	$—	$0.2	$2.3

122 Wilmington Trust Corporation	2009 Form-10-K
LONG-TERM INCENTIVE PLAN OPTION ACTIVITY

			Weighted average	Aggregate
	Common	Weighted average	remaining	intrinsic value
For the year ended December 31, 2009	stock options	exercise price	contractual term	(in millions)[1]

Options outstanding at January 1, 2009	6,982,300	$34.95
Options granted	1,130,100	$10.73
Options exercised	—	$—
Options expired	(470,979)	$31.53
Options forfeited	(209,250)	$28.28

Options outstanding at December 31, 2009	7,432,171	$31.67	3.0 years	$1.7

Options exercisable at December 31, 2009	4,522,866	$34.04	2.0 years	$0.0

[1]	At December 31, 2009, the closing price of our common stock was $12.34, less than the strike price for all exercisable options and most other options.
UNVESTED STOCK OPTIONS
At December 31, 2009, total unrecognized compensation cost related to unvested common stock options was $2.4 million, which we expect to record over a weighted average period of 1.5 years. Stock options awarded since we became a participant in the CPP do not vest until the stated vesting period or until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later.
FAIR VALUE OF UNVESTED COMMON STOCK OPTIONS

For the year (per-share amounts)	2009	2008	2007

Weighted average fair value at grant date	$1.32	$2.95	$6.92

RESTRICTED STOCK GRANTS
We have made restricted stock grants under our executive incentive and long-term incentive plans. When restricted stock recipients forfeit their shares before these awards vest, we:
•	Reacquire the shares, hold them in our treasury, and use them to grant new awards.

•	Adjust stockholders’ equity and stock-based compensation expense to reflect these forfeitures.
We measure the fair value of restricted common stock by its last sale price on the date of the restricted stock grant. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In 2009, we recorded $1.6 million of expense for restricted stock grants. At December 31, 2009, total unrecognized compensation cost related to restricted stock grants was $3.3 million, which we expect to record over a weighted average period of 1.5 years.
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
Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the stated vesting period or until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later.

Part II — Item 8 (continued)	123
RESTRICTED STOCK ACTIVITY

		Weighted average
		fair value at
For the year ended December 31	Number of shares	grant date

Restricted shares outstanding at January 1, 2009	178,908	$35.47
Restricted shares granted	371,955	$11.10
Restricted shares vested	(31,961)	$38.66
Restricted shares forfeited	(101,893)	$15.55

Restricted shares outstanding at December 31, 2009	417,009	$18.36

VALUE OF RESTRICTED SHARES VESTED DURING THE YEAR

(in millions)	2009	2008	2007

Total value of shares vested	$1.2	$0.9	$0.8

EMPLOYEE STOCK PURCHASE PLAN (ESPP)
For the ESPP, we base stock-based compensation expense on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value of these options. For the year ended December 31, 2009, the total recognized compensation cost related to the ESPP was $0.6 million and the total unrecognized compensation cost related to this plan was $0.6 million. We will recognize this cost in the first five months of 2010. The cash flow from shares issued under these subscriptions was $49,750 for 2009, $0.6 million for 2008, and $3.4 million for 2007.

	Shares reserved for	Subscriptions
ESPP activity	future subscriptions	outstanding	Price per share

Balance at January 1, 2007	500,777	94,001
Subscriptions entered into on June 1, 2007	(106,012)	106,012	$36.64
Forfeitures	14,110	(14,110)	$36.64-$37.06
Shares issued	—	(91,911)	$37.06

Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 plan	(487,724)	—
Subscriptions entered into on June 1, 2008	(116,076)	116,076	$27.67
Forfeitures	25,918	(25,918)	$27.67

Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	$27.67
Shares issued	—	(1,798)	$27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67
Forfeitures	34,602	(34,602)	$12.67

Balance at December 31, 2009	547,059	251,143

124 Wilmington Trust Corporation	2009 Form-10-K
20. Income Taxes
RECONCILIATION OF STATUTORY INCOME TAX TO INCOME TAX (BENEFIT)/EXPENSE

For the year ended December 31 (in millions)	2009	2008	2007

(Loss)/income before income taxes and noncontrolling interest	$(39.7)	$(25.1)	$282.6
Less: net income attributable to noncontrolling interest	1.2	0.5	0.9
Less: foreign income before taxes	6.0	3.5	1.8

Domestic (loss)/income before taxes, less noncontrolling interest	$(46.9)	$(29.1)	$279.9
Income tax at statutory rate of 35%	(16.4)	(10.2)	98.0
Tax effect of tax-exempt and dividend income	(1.6)	(2.2)	(3.0)
Stock compensation expense	(3.8)	3.8	0.3
State taxes, net of federal tax benefit	(0.3)	(4.0)	5.4
Valuation allowance	(2.0)	2.7	—
Change in unrecognized tax benefits	(3.0)	4.9	(1.2)
State rate changes	(1.7)	(1.0)	—
Tax credits	(1.0)	(0.9)	(0.7)
Other	(6.7)	4.9	0.9

Total income taxes	$(36.5)	$(2.0)	$99.7

Current income taxes:
Federal taxes	$(19.3)	$96.6	$92.4
State taxes	(7.8)	11.2	8.4
Foreign taxes	1.4	0.4	0.5

Total current income taxes	$(25.7)	$108.2	$101.3
Deferred income taxes:
Federal taxes	$(8.5)	$(101.2)	$0.2
State taxes	(2.3)	(9.0)	(1.8)

Total deferred income taxes	$(10.8)	$(110.2)	$(1.6)

Total income taxes	$(36.5)	$(2.0)	$99.7

The amounts recorded in our Consolidated Statements of Changes in Stockholders’ Equity for common stock issued under stock-based compensation plans include no tax (expense)/benefit for 2009. Tax (expense)/benefit of $(0.1) million and $1.3 million, respectively, was recorded in 2008 and 2007. We record these amounts as direct (debits)/credits to stockholders’ equity.
In 2008, we reduced the carrying value of affiliate money manager RCM after determining that our investment in that firm was OTTI. This non-cash impairment write-down generated a tax benefit for 2008 of approximately $29.2 million for the subsidiary in which we hold our RCM investment. For more information about this, read Note 4, “Affiliates and acquisitions,” and Note 10, “Goodwill and other intangibles assets,” in this report.
During 2009, we recorded $147.4 million in OTTI securities losses on some of our pooled TruPS and other securities. We determined that $77.5 million of the impairment was credit-related, as they represented reductions in estimated cash flows, and recorded this amount as an impairment loss, which reduced net income for 2009. This resulted in a tax benefit of approximately $27.7 million for 2009. For more information about our securities portfolio and these losses, read Note 6, “Investment securities,” in this report.
In 2008, we recorded $130.7 million on OTTI securities impairments on our pooled TruPS and our entire portfolio of perpetual preferred stocks. This resulted in a tax benefit of approximately $47.8 million for 2008.
For our non-U.S. subsidiaries, we have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $12.2 million, since we intend to reinvest these earnings indefinitely.
At December 31, 2009, we had $363.2 million in goodwill, of which $222.6 million is tax-deductible over a 15-year period.

Part II — Item 8 (continued)	125
SIGNIFICANT COMPONENTS OF DEFERRED TAX LIABILITIES AND ASSETS

For the year ended December 31 (in millions)	2009	2008

Deferred tax liabilities:
Partnerships	$70.2	$47.7
Pension and SERP	21.1	13.1
Accretion of discount	1.9	1.6
Amortization expense	8.0	5.4
OCI — interest rate floors	3.8	8.0
Other	2.0	3.0

Gross deferred tax liabilities	$107.0	$78.8

Deferred tax assets:
Reserve for loan losses	$93.3	$58.4
Tax depreciation	0.1	3.1
Customer list	4.1	2.9
Postretirement benefits obligation	10.5	10.7
Unearned fees	15.5	16.4
Market valuation on investment securities	60.7	64.9
OCI — additional pension liability	32.7	37.6
Interest on nonaccruing loans	3.8	2.8
Impairment of goodwill	62.5	60.7
State net operating loss carryforward	3.5	—
Stock compensation expense	9.0	5.3
Net interest rate floor gains	3.9	8.1
Other	2.7	1.6

Gross deferred tax assets	$302.3	$272.5
Valuation allowance	(0.7)	(2.7)

Total deferred tax assets, net of valuation allowance	$301.6	$269.8

Net deferred tax assets	$194.6	$191.0

Net deferred assets are included in the “other assets” portion of the balance sheet. To determine whether a valuation allowance is necessary, we consider whether it is more likely than not that the deferred tax assets will be realizable through future taxable income. We take into account our historical earnings growth, as well as future profitability and growth sustainability forecasts, tax planning strategies, reversals of taxable temporary differences, and potential carrybacks.
At December 31, 2009, we had total state tax net operating loss carryforwards of approximately $3.5 million. These will expire between 2013 and 2030. Due to the likelihood that we will not generate sufficient amounts of future state taxable income to utilize a portion of these net operating loss carryforwards, that portion likely will not be realized and, therefore, we have recorded a valuation allowance of $0.7 million. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of our deferred tax assets.
We account for income taxes in accordance with ASC 740, “Income Taxes,” using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. These temporary differences are measured at the prevailing enacted tax rates in effect when the differences are settled and realized.
We initially recognize tax positions in our financial statements when it is more likely than not that the position will be sustained when examined by taxing authorities. We measure tax positions as the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Under ASC 740, “Income Taxes,” we have chosen to continue our practice of recognizing interest and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for open periods. We have applied this methodology consistently.

126 Wilmington Trust Corporation	2009 Form-10-K
In accordance with ASC 740, “Income Taxes,” we have recorded a reserve for additional unrecognized tax benefits (UTB). In 2009, we reduced UTB by $3.4 million due to settlements and statute expirations.
UNRECOGNIZED TAX BENEFIT/(LIABILITY)

(in millions)

Balance at January 1, 2009	$(6.4)
Additions for tax positions of prior years	(0.4)
Reductions due to settlements/statute expirations	3.4

Balance at December 31, 2009	$(3.4)

Interest and penalty expense we have recognized that is related to uncertain tax positions was $0.4 million and $0.2 million in 2009 and 2008, respectively. Total accrued interest and penalties as of December 31, 2009 and 2008, were $0.9 million and $1.7 million, respectively.
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to scrutiny by tax auditors in these jurisdictions for three to six years (open tax years). No open statutes of limitations have been extended materially in any of our significant locations. Where necessary, we have reviewed and accrued for tax liabilities for open periods. Our IRS examination for the tax year 2006 was completed in the third quarter of 2009. The tax years 2007 and 2008 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
It is reasonably possible that certain UTB may increase or decrease within the next 12 months, due to tax examination changes, settlement changes, settlement activities, statute of limitation expirations, or the effects that published tax cases or other decisions could have on tax recognition and measurement considerations. At this time, however, any change is uncertain and an estimate cannot be made.
21. Accumulated Other Comprehensive Loss
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

For the year (in millions)	2009	2008	2007

Net unrealized losses on securities, net of taxes of $(18.4), $(18.8), and $(11.9)	$(32.7)	$(33.5)	$(21.2)
Net unrealized gain on equity method investment, net of taxes of $0.1, $0.3, and $0.0	0.1	0.5	—
Net unrealized holding gains on derivatives, net of taxes of $3.8, $8.1, and $6.8	7.1	14.8	12.7
Reclassification adjustment of derivative costs, net of taxes of $0.0, $0.0, and $0.8	—	—	1.4
Adoption of FSP FAS 115-2 and 124-2, net of taxes of $(25.6), $0.0, and $0.0	(44.5)	—	—
Non-credit portion of held-to-maturity investment securities OTTI losses recognized in other comprehensive (OCI), net of taxes of $(25.2), $0.0, and $0.0	(44.7)	—	—
Accretion of non-credit portion of OTTI losses recognized in OCI, net of taxes of $(0.2), $0.0, and $0.0	(0.4)	—	—
Reclassification adjustment for current period OTTI recognized in OCI, net of taxes of $19.0, $0.0, and $0.0	33.6	—	—
Reclassification of unrealized losses previously recorded at the time of transfer to held-to-maturity, net of taxes of $13.2, $0.0, and $0.0	23.4	—	—
Pension liability, net of taxes of $(26.0), $(32.5), and $(6.4)	(48.4)	(60.1)	(11.7)
SERP liability, net of taxes of $(6.0), $(4.5), and $(2.6)	(11.1)	(8.4)	(4.8)
Postretirement benefits liability, net of taxes of $0.4, $1.6, and $(3.5)	0.8	2.9	(6.7)
Foreign currency translation, net of taxes of $0.3, $(0.4), and $1.1	0.5	(0.7)	1.9

Total accumulated other comprehensive loss	$(116.3)	$(84.5)	$(28.4)

Part II — Item 8 (continued)	127
ACCUMULATED DERIVATIVE GAINS/(LOSSES) ON CASH FLOW HEDGES FOR THE YEAR, NET OF TAXES

(in millions)	2009	2008	2007

Beginning accumulated derivative gains/(losses) on cash flow hedges	$14.8	$12.7	$(2.7)
Net change associated with current year hedging transactions	—	8.8	15.4
Net amount reclassified into earnings	(7.7)	(6.7)	—

Ending accumulated derivative gains on cash flow hedges	$7.1	$14.8	$12.7

22. Earnings Per Share
We calculate earnings per share in accordance with the two-class method described in ASC 260, “Earnings Per Share.” When we adopted ASC 260 at the beginning of 2009, we recalculated the basic and diluted earnings per share amounts for 2008 and 2007 under the two-class method. This recalculation did not change the previously reported basic or diluted earnings per share amounts. For more information about our earnings per share calculation, read Note 2, “Summary of significant accounting policies.”
COMPUTATION OF BASIC AND DILUTED NET EARNINGS PER COMMON SHARE

(in millions, except per-share amounts)	2009	2008	2007

Net (loss)/income	$(4.4)	$(23.6)	$182.0
Dividends and accretion on preferred stock	18.3	0.9	—

Net (loss)/income available to common shareholders	$(22.7)	$(24.5)	$182.0

Average common shares issued and outstanding	69.0	67.5	67.9
Dilutive common shares from employee stock options, unvested restricted stock, ESPP subscriptions, and stock warrants	—	—	1.0

Total diluted common shares issued and outstanding	69.0	67.5	68.9

Basic (loss)/income per common share	$(0.33)	$(0.36)	$2.68
Diluted (loss)/income per common share[1]	$(0.33)	$(0.36)	$2.64
Cash dividends declared per common share	$0.365	$1.37	$1.32
Anti-dilutive equity instruments excluded from calculation	9.8	7.4 [2]	0.3

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.

[2]	At December 31, 2008, the closing price of our common stock was less than the strike price for all share equivalents.
23. Segment Reporting
We report business segment results for four segments: one for each of our three core businesses — Regional Banking, WAS, and CCS — and one that combines the results of affiliate money managers CRM and RCM. For more information about our three core businesses, read Note 1, “Nature of business,” in this report. For more information about CRM, RCM, and our ownership interests in them, read Note 4, “Affiliates and acquisitions,” in this report.
The WAS segment includes the results of Grant Tani Barash & Altman, which we acquired in 2004, and Bingham Legg Advisers, which we acquired in 2007. The CCS segment includes the results of Charleston Captive Management, which we acquired in 2005; PwC Corporate Services (Cayman) Limited, which we acquired in 2006; Wilmington Trust Conduit Services, which we formed in 2006 and closed in 2009; Amaco (Luxembourg) S.A., which we acquired in 2007; and AST Capital Trust Company and UBS Fiduciary Trust Company, which we acquired in 2008.
The affiliate money managers segment comprises the combined contributions of CRM and RCM. The contributions recorded from CRM and RCM are net of expenses, based on our partial ownership interests in each firm.

128 Wilmington Trust Corporation	2009 Form-10-K
Our business segment accounting policies are the same as those described in Note 2, “Summary of significant accounting policies,” in this report. We use a funds transfer pricing methodology to credit and charge segments for funds provided and funds used. We use activity-based costing principles to assign corporate overhead expenses to each segment. We generally record sales and transfers among segments as if the sales or transfers were to third parties (e.g., at current market prices). We report profit or loss from infrequent events, such as the sale of a business, separately for each segment. We base our evaluation of each segment’s performance on profit or loss from operations before income taxes, without including nonrecurring gains or losses.
Our business segment disclosures mirror the internal profitability reports we produce and review each quarter. We report segment assets on an average-balance basis because we:
•	Believe average balances offer a more relevant measure of business trends than period-end balances.

•	Maintain and review all internal segment data on an average-balance basis.

•	Base some expense allocations on an average-balance basis.
For information about impairment write-downs we recorded in 2009 and 2008, read Note 4, “Affiliates and acquisitions,” Note 6, “Investment securities,” and Note 10, “Goodwill and other intangible assets,” in this report.
We have adjusted segment data for prior periods due to changes in reporting methodology and/or organizational structure.

SEGMENT REPORTING

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the year ended December 31, 2009 (in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$294.8	$22.8	$5.7	$(5.1)	$318.2
Provision for loan losses	(188.1)	(16.9)	—	—	(205.0)

Net interest income/(loss) after provision	106.7	5.9	5.7	(5.1)	113.2
Advisory fees:
Wealth Advisory Services	1.1	186.7	2.4	—	190.2
Corporate Client Services	1.0	—	170.4	—	171.4
Affiliate Money Managers	—	—	—	15.2	15.2

Total advisory fees	2.1	186.7	172.8	15.2	376.8
Amortization of other intangibles	—	(3.9)	(3.7)	(0.9)	(8.5)

Total advisory fees after amortization of other intangibles	2.1	182.8	169.1	14.3	368.3
Other noninterest income	51.2	2.3	1.7	—	55.2
Securities gains	12.5	0.5	0.6	—	13.6

Net interest and noninterest income	172.5	191.5	177.1	9.2	550.3
Noninterest expense	(179.1)	(183.3)	(149.0)	(1.1)	(512.5)

Segment profit before income taxes	(6.6)	8.2	28.1	8.1	37.8
Income tax (benefit)/expense and noncontrolling interest	(12.0)	0.6	5.4	(1.6)	(7.6)

Segment operating income	$5.4	$7.6	$22.7	$9.7	$45.4
Investment securities impairment charge					(77.5)
Income tax benefit for impairment charge					27.7

Reported net loss					$(4.4)

Depreciation and amortization	$13.1	$10.6	$9.0	$0.9	$33.6
Investment in equity method investees	$—	$—	$—	$160.1	$160.1
Segment average assets	$9,267.5	$1,473.4	$447.3	$161.0	$11,349.2

Part II — Item 8 (continued)	129

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the year ended December 31, 2008 (in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$335.1	$24.1	$6.2	$(7.7)	$357.7
Provision for loan losses	(102.4)	(13.1)	—	—	(115.5)

Net interest income/(loss) after provision	232.7	11.0	6.2	(7.7)	242.2
Advisory fees:
Wealth Advisory Services	2.8	213.9	8.0	—	224.7
Corporate Client Services	1.5	—	130.3	—	131.8
Affiliate Money Managers	—	—	—	15.7	15.7

Total advisory fees	4.3	213.9	138.3	15.7	372.2
Amortization of other intangibles	—	(4.1)	(2.7)	(0.9)	(7.7)

Total advisory fees after amortization of other intangibles	4.3	209.8	135.6	14.8	364.5
Other noninterest income	55.1	2.0	1.4	—	58.5
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	292.2	222.8	143.2	7.1	665.3
Noninterest expense	(169.9)	(200.8)	(122.1)	—	(492.8)

Segment profit before income taxes	122.3	22.0	21.1	7.1	172.5
Income tax expense and noncontrolling interest	48.8	9.7	10.9	3.7	73.1

Segment operating income	$73.5	$12.3	$10.2	$3.4	$99.4
Investment securities impairment charge					(130.7)
Roxbury Capital Management impairment charge					(66.9)
Income tax benefit for impairment charges					74.6

Reported net loss					$(23.6)

Depreciation and amortization	$12.7	$10.3	$8.0	$0.9	$31.9
Investment in equity method investees	$—	$—	$—	$158.1	$158.1
Segment average assets	$9,766.8	$1,592.5	$333.3	$188.6	$11,881.2

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
For the year ended December 31, 2007 (in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$342.1	$25.1	$13.8	$(12.1)	$368.9
Provision for loan losses	(24.4)	(3.8)	—	—	(28.2)

Net interest income/(loss) after provision	317.7	21.3	13.8	(12.1)	340.7
Advisory fees:
Wealth Advisory Services	2.8	210.9	6.4	—	220.1
Corporate Client Services	1.3	—	97.3	—	98.6
Affiliate Money Managers	—	—	—	21.9	21.9

Total advisory fees	4.1	210.9	103.7	21.9	340.6
Amortization of other intangibles	—	(3.1)	(0.6)	(1.0)	(4.7)

Total advisory fees after amortization of other intangibles	4.1	207.8	103.1	20.9	335.9
Other noninterest income	47.2	1.9	0.9	—	50.0
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest income	369.1	231.0	117.8	8.8	726.7
Noninterest expense	(169.6)	(188.5)	(86.0)	—	(444.1)

Segment profit before income taxes	199.5	42.5	31.8	8.8	282.6
Income tax expense and noncontrolling interest	70.5	15.3	11.2	3.6	100.6

Segment net income	$129.0	$27.2	$20.6	$5.2	$82.0

Depreciation and amortization	$12.5	$9.1	$4.7	$1.0	$27.3
Investment in equity method investees	$—	$—	$—	$215.3	$215.3
Segment average assets	$9,173.8	$1,410.9	$203.3	$209.4	$10,997.4

130 Wilmington Trust Corporation	2009 Form-10-K
24. Wilmington Trust Corporation (Corporation Only)
The following tables present condensed financial information for Wilmington Trust Corporation. We use the equity method of accounting to record investments in wholly owned subsidiaries.
STATEMENTS OF CONDITION

At December 31 (in millions)	2009	2008

Assets:
Cash and due from banks	$80.5	$303.7
Investment in subsidiaries	1,399.0	1,372.4
Investment securities available for sale	199.7	43.4
Advances to subsidiaries	63.7	79.8
Income taxes receivable	4.1	2.8
Other assets	9.7	5.7

Total assets	$1,756.7	$1,807.8

Liabilities and stockholders’ equity:
Liabilities	$7.1	$13.1
Line of credit and other debt	—	20.0
Long-term debt	442.9	440.8
Stockholders’ equity	1,306.7	1,333.9

Total liabilities and stockholders’ equity	$1,756.7	$1,807.8

STATEMENTS OF INCOME

For the year ended December 31 (in millions)	2009	2008	2007

Income:
Dividend from subsidiaries	$9.0	$94.2	$142.1
Interest on advance to subsidiaries	1.2	3.9	5.8
Interest	0.4	2.0	2.6
Other noninterest income	0.1	—	—
Securities (losses)/gains	(1.7)	0.1	0.1

Total Income	$9.0	$100.2	$150.6

Expense:
Interest on other borrowings	$—	$4.2	$7.9
Interest on long-term debt	31.6	27.5	17.6
Salaries, incentives, and bonuses	0.2	0.3	0.3
Other noninterest expense	6.6	1.5	1.4

Total expense	$38.4	$33.5	$27.2

(Loss)/income before income tax benefit and equity in undistributed income of subsidiaries	$(29.4)	$66.7	$123.4
Income tax benefit	(13.7)	(9.1)	(5.5)
Equity in undistributed income/(loss) of subsidiaries	11.3	(99.4)	53.1

Net (loss)/income	$(4.4)	$(23.6)	$182.0

Part II — Item 8 (continued)	131
STATEMENTS OF CASH FLOWS

For the year ended December 31 (in millions)	2009	2008	2007

OPERATING ACTIVITIES:
Net (loss)/income	$(4.4)	$(23.6)	$182.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income)/loss of subsidiaries	(11.3)	99.4	(53.1)
Amortization of premiums on investment securities available for sale	0.1	0.2	0.3
Securities losses/(gains)	1.7	(0.1)	(0.1)
Stock-based compensation expense	0.2	0.3	0.3
(Increase)/decrease in other assets	(2.1)	4.2	2.7
Increase in other liabilities	(5.3)	9.4	1.0

Net cash (used for)/provided by operating activities	(21.1)	89.8	133.1

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	42.6	6.5	1.0
Proceeds from maturities of investment securities available for sale	1.7	7.6	29.8
Purchases of investment securities available for sale	(200.0)	(4.8)	(0.4)
Capital contribution to subsidiaries	(0.4)	(177.0)	(31.2)
Advances to subsidiaries	—	(8.0)	(15.3)
Repayment of advances to subsidiaries	16.7	13.0	11.3

Net cash used for investing activities	(139.4)	(162.7)	(4.8)

FINANCING ACTIVITIES:
Cash dividends	(40.5)	(92.5)	(89.9)
Net (decrease)/increase in line of credit	(20.0)	5.0	—
Proceeds from common stock issued under employment benefit plans	—	5.7	23.1
Proceeds from reissuance of treasury stock	—	43.7	—
Proceeds from issuance of preferred stock	—	330.0	—
Proceeds from issuance of long-term debt	—	198.7	—
Maturity of long-term debt	—	(125.0)	—
Acquisition of treasury stock	(2.2)	(0.2)	(86.5)

Net cash (used for)/provided by financing activities	(62.7)	365.4	(153.3)
(Decrease)/increase in cash and cash equivalents	(223.2)	292.5	(25.0)
Cash and cash equivalents at beginning of year	303.7	11.2	36.2

Cash and cash equivalents at end of year	$80.5	$303.7	$11.2

25. Subsequent Event
On February 16, 2010, we entered into a limited liability interest assignment agreement with Grant Tani Barash & Altman, LLC, (GTBA) and related parties. This agreement reduced our ownership interest in GTBA to 10% from 90% at December 31, 2009.
Until February 16, 2010, GTBA’s results were consolidated in our financial statements. Going forward, we will account for our ownership interest in GTBA under the cost method. In 2009, GTBA contributed approximately $13.5 million of revenue (net of amortization) and approximately $12.0 million of expense. GTBA’s noncontrolling interest in 2009 was $0.4 million.
This agreement does not affect the client bases of either company, or our family office capabilities. We will continue to offer family office services to high-net-worth clients throughout the United States from our offices on the East Coast and in Los Angeles. In addition, we expect to continue to work with GTBA to leverage our collective expertise on strategic, tactical, and industry issues, and to provide services to specific client segments, including entertainers and athletes.
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since December 31, 2009, warrant additional disclosure as a subsequent event. As of February 22, 2010, the filing date of this report, we determined that there were no other recognized or unrecognized subsequent events to report under ASC 855.

132 Wilmington Trust Corporation	2009 Form-10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wilmington Trust Corporation:
We have audited the accompanying consolidated statements of condition of Wilmington Trust Corporation and subsidiaries (the Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments — Debt and Equity Securities), as of April 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2010

Part II — Items 9 and 9A	133
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during 2009 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.
Management’s Report on Internal Control of Financial Reporting appears on page 134 of this report. KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 135 of this report.

134 Wilmington Trust Corporation	2009 Form-10-K
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To our shareholders:
The actions of Wilmington Trust management and staff members are governed by our Code of Conduct and Ethics. This Code reinforces our commitment to conduct business with integrity, within both the letter and the spirit of the law. We believe that only the highest standards of business and ethical conduct are appropriate, and we take responsibility for the quality and accuracy of our financial reporting. We do this by:
•	Maintaining a strong internal control environment. Our system of internal control includes written policies and procedures, segregation of duties, and care in the selection, management, and development of our staff members. It is designed to provide reasonable assurance that transactions are executed as authorized; that transactions are recorded accurately; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with U.S. generally accepted accounting principles (GAAP).

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the specified time periods. We monitor our system of internal control through self-assessments and an ongoing program of internal audits. We revise the system when warranted by changes in circumstances or requirements.

•	Engaging strong and effective corporate governance. We have maintained governance policies and practices for many years. We have an active, capable, and diligent Board of Directors, and we welcome the Board’s oversight. All of our directors, except the two management representatives, meet the required standards for independence.

We review our critical accounting policies, financial reporting, and internal control matters with our Audit Committee, which is composed exclusively of independent directors who possess the financial knowledge and experience to provide appropriate oversight. The Audit Committee is responsible for appointing an independent registered public accounting firm to audit our financial statements in accordance with GAAP, and to assess independently the fair presentation of our financial position, results of operations, and cash flows. Our Audit Committee members communicate directly with our internal auditor and our independent registered public accounting firm, KPMG LLP. KPMG’s report is on page 132 of this report.

•	Presenting financial results that are complete, transparent, and understandable. As management, we are responsible for the financial statements and financial information that are included in this report. This includes making sure that our financial statements are prepared in accordance with GAAP. Where necessary, amounts recorded reflect our best judgment. We have provided certifications regarding the quality of our public disclosures in all periodic reports filed with the Securities and Exchange Commission as required. In addition, the New York Stock Exchange (NYSE) requires us to certify annually that we are in compliance with the NYSE’s Corporate Governance Listing Standards. We made an unqualified certification regarding our compliance with these standards on May 4, 2009. Our next NYSE certification is due in May 2010.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for establishing and maintaining adequate internal control over our financial reporting. To assess the effectiveness of that control, we use criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. As of December 31, 2009, we concluded that our internal control over financial reporting is effective. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 135 of this report.

/s/ Ted T. Cecala	/s/ Robert V.A. Harra Jr.	/s/ David R. Gibson

TED T. CECALA	ROBERT V.A. HARRA JR.	DAVID R. GIBSON
Chairman	President	Chief Financial Officer
and Chief Executive Officer	and Chief Operating Officer	and Executive Vice President, Finance

Part II — Item 9A (continued)	135
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Wilmington Trust Corporation:
We have audited the internal control over financial reporting of Wilmington Trust Corporation and subsidiaries (the Corporation) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 22, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2010

136 Wilmington Trust Corporation	2009 Form-10-K
Item 9B. Other Information
At its meeting on February 16, 2010, the Compensation Committee of our Board of Directors established the annual performance factors it would consider in adjusting the compensation in 2011 of the named executive officers in our proxy statement.
For Ted T. Cecala, those performance factors include managing our liquidity, improving our profitability, and further diversifying our loan portfolio.
For Robert V.A. Harra Jr., those performance factors include increasing deposits, further diversifying our loan portfolio, reducing classified assets, and improving the profitability of the Regional Banking business.
For David R. Gibson, those performance factors include continued management of our interest rate risk, monitoring our funding strategies, and assisting in our acquisition and divestiture efforts.
For William J. Farrell II, those performance factors include increasing sales for the Corporate Client Services business, increasing institutional assets under management, and completing the integration of our retirement services activities with those provided by the former AST Capital Trust Company.
For Mark A. Graham, those performance factors include facilitating the coordination of our investment management and fiduciary functions, expanding the Wealth Advisory Services business through acquisitions or hiring, and improving the profitability of the Wealth Advisory Services business.
The Committee also awarded bonuses of $200,000 in the form of restricted stock to each of Messrs. Farrell, Gibson, and Graham. This restricted stock does not begin to vest for at least two years after the award and after at least 25% of the CPP funds have been repaid. Since these bonuses are in the form of restricted stock, they are subject to forfeiture prior to vesting.

Part III — Item 10 — Item 14	137
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is on pages 14-16, 37, 6, 1-2, 7, and 12 of our Proxy Statement, which are incorporated by reference herein.
Item 11. Executive Compensation
Information required by this Item is on pages 18-37 of our Proxy Statement, which are incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is in Item 5 and on pages 17-18 of our Proxy Statement, which are incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is on pages 25-26 and 3-4 of our Proxy Statement, which are incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
Information required by this Item is on page 13 of our Proxy Statement, which is incorporated by reference herein.

138 Wilmington Trust Corporation	2009 Form-10-K
Part IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements required by this Item are incorporated by reference from Item 8. No additional financial statement schedules are required to be filed as part of this report.
The exhibits listed below have been or are being filed as part of this report. Any exhibit is available to any shareholder:
•	Free of charge on our Internet site at www.wilmingtontrust.com or through the SEC’s Web site at www.sec.gov.

•	By sending a written request, plus $0.20 per page for duplicating costs, to Investor Relations at our headquarters address or to IR@wilmingtontrust.com.

Exhibit
number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659)[1]

3.2	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659)[2]

3.3	Form of Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated December 16, 2004 (Commission File Number 1-14659)[3]

3.4	Certificate of Designations for Series A Preferred Stock dated December 12, 2008 (Commission File Number 1-14659)[4]

4.1	Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-14659)[5]

4.2	Indenture Relating to Subordinated Debt Securities dated as of May 4, 1998 between Wilmington Trust Corporation and Norwest Bank Minnesota, National Association (Commission File Number 1-14659)[6]

4.3	Officers’ Certificate dated April 1, 2003 establishing the terms of the 4.875% Subordinated Note due 2013 (Commission File Number 1-14659)[7]

4.4	Subordinated Note of Wilmington Trust Corporation dated April 4, 2003 (Commission File Number 1-14659)[8]

4.5	Officers’ Certificate pursuant to the Indenture, dated April 1, 2008, establishing the terms of the 8.50% Subordinated Note due 2018 (Commission File Number 1-14659)[9]

4.6	Form of 8.50% Subordinated Note due 2018 (Commission File Number 1-14659)[10]

4.7	Form of Certificate for Series A Preferred Stock (Commission File Number 1-14659)[11]

4.8	Warrant to Purchase Shares of Common Stock (Commission File Number 1-14659)[12]

10.1	Amended and Restated Supplemental Executive Retirement Plan (Commission File Number 1-14659)[13]

10.2	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659)[14]

Part IV — Item 15	139

Exhibit
number	Exhibit

10.3	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659)[15]

10.4	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[16]

10.5	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659)[17]

10.6	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Company and Michael A. DiGregorio (Commission File Number 1-14659)[18]

10.7	Severance Agreement dated as of February 13, 2007 between Wilmington Trust Company and Kevyn N. Rakowski (Commission File Number 1-14659)[19]

10.8	Severance Agreement dated as of December 19, 2000 between Wilmington Trust of Pennsylvania and Mark A. Graham[20]

10.9	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Ted T. Cecala (Commission File Number 1-14659)[21]

10.10	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659)[22]

10.11	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[23]

10.12	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659)[24]

10.13	2008 Employee Stock Purchase Plan[25]

10.14	1999 Long-Term Incentive Plan (Commission File Number 1-14659)[26]

10.15	Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust Corporation (Commission File Number 1-14659)[27]

10.16	2001 Non-Employee Directors’ Stock Option Plan (Commission File Number 1-14659)[28]

10.17	2004 Executive Incentive Plan (Commission File Number 1-14659)[29]

10.18	Amended and Restated 2005 Long-Term Incentive Plan (Commission File Number 1-14659)[30]

10.19	2009 Executive Incentive Plan (Commission File Number 1-14659)[31]

10.20	2009 Long-Term Incentive Plan (Commission File Number 1-14659)[32]

140 Wilmington Trust Corporation	2009 Form-10-K

Exhibit
number	Exhibit

10.21	Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659)[33]

10.22	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of June 28, 2002 (Commission File Number 1-14659)[34]

10.23	Second Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission File Number 1-14659)[35]

10.24	Limited Liability Company Interest Purchase Agreement dated as of April 2, 2004 among Grant Tani Barash & Altman, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman and GTBA Holdings, Inc. (Commission File Number 1-14659)[36]

10.25	Amended and Restated Limited Liability Company Agreement of Grant Tani Barash & Altman, LLC dated as of October 1, 2004 among Grant, Tani, Barash & Altman, Inc., GTBA Holdings, Inc., Warren Grant, Jane Tani, Corey Barash, Howard Altman (Commission File Number 1-14659)[37]

10.26	Stock Purchase Agreement dated as of January 30, 2008 among Michael Karfunkel and Leah Karfunkel, as Trustees for the 2005 Michael Karfunkel Grantor Retained Annuity Trust, George Karfunkel, Renee Karfunkel, Leah Karfunkel, Michael Karfunkel, AST Capital Trust Company of Delaware, and Wilmington Trust FSB (Commission File Number 1-14659)[38]

10.27	Form of Stock Option Agreement[39]

10.28	Form of Director Stock Option Agreement[39]

10.29	Form of Restricted Stock Agreement[39]

10.30	Form of Restricted Stock Unit Agreement (Commission File Number 1-14659)[40]

10.31	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, dated December 12, 2008, between Wilmington Trust Corporation and the United States Department of the Treasury (Commission File Number 1-14659)[41]

10.32	Form of Waiver (Commission File Number 1-14659)[42]

10.33	Amendments to Benefit Plans dated December 12, 2008 (Commission File Number 1-14659)[43]

21	Subsidiaries of Wilmington Trust Corporation[39]

23	Consent of KPMG LLP[39]

31(i) and (ii)	Rule 13a-14(a)/15d-14(a) Certifications[39]

32	Section 1350 Certifications[39]

99	Certifications for Capital Purchase Program[39]

Part IV — Item 15	141

[1]	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

[2]	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on January 21, 2009.

[3]	Incorporated by reference to Exhibit A to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

[4]	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[5]	Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

[6]	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Wilmington Trust Corporation filed on November 29, 2007.

[7]	Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed March 2, 2009.

[8]	Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

[9]	Incorporated by reference to Exhibit 4.3 to the Form 8-K of Wilmington Trust Corporation filed on April 1, 2008.

[10]	Incorporated by reference to Exhibit 4.2 to the Form 8-K of Wilmington Trust Corporation filed on April 1, 2008.

[11]	Incorporated by reference to Exhibit 4.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[12]	Incorporated by reference to Exhibit 4.2 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[13]	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 2, 2009.

[14]	Incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[15]	Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[16]	Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[17]	Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[18]	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 1, 2007.

[19]	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[20]	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[21]	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[22]	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[23]	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[24]	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[25]	Incorporated by reference to Exhibit C to the Proxy Statement of Wilmington Trust Corporation filed on February 29, 2008.

[26]	Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

[27]	Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-K of Wilmington Trust Corporation filed on November 9, 2004.

[28]	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[29]	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

[30]	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[31]	Incorporated by reference to Exhibit C to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009.

[32]	Incorporated by reference to Exhibit D to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009.

[33]	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

[34]	Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

[35]	Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

[36]	Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on May 10, 2004.

[37]	Incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[38]	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[39]	Filed herewith.

[40]	Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[41]	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[42]	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[43]	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

142 Wilmington Trust Corporation	2009 Form-10-K
Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILMINGTON TRUST CORPORATION
February 22, 2010	By: /s/ Ted T. Cecala
TED T. CECALA, Director,
Chairman of the Board and Chief Executive Officer
Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

February 22, 2010

/s/ Ted T. Cecala	/s/ Gailen Krug

TED T. CECALA, Director, Chairman of the	GAILEN KRUG, Director
Board and Chief Executive Officer

/s/ Robert V.A. Harra Jr.	/s/ Rex L. Mears

ROBERT V.A. HARRA JR., Director,	REX L. MEARS, Director
President, and Chief Operating Officer

/s/ David R. Gibson	/s/ Stacey J. Mobley

DAVID R. GIBSON, Executive Vice President and	STACEY J. MOBLEY, Director
Chief Financial Officer

/s/ Kevyn N. Rakowski	/s/ Michele M. Rollins

KEVYN N. RAKOWSKI, Senior Vice President	MICHELE M. ROLLINS, Director
and Controller

/s/ Carolyn S. Burger	/s/ Oliver R. Sockwell

CAROLYN S. BURGER, Director	OLIVER R. SOCKWELL, Director

/s/ R. Keith Elliott	/s/ Robert W. Tunnell Jr.

R. KEITH ELLIOTT, Director	ROBERT W. TUNNELL JR., Director

/s/ Donald E. Foley	/s/ Susan D. Whiting

DONALD E. FOLEY, Director	SUSAN D. WHITING, Director

/s/ Louis J. Freeh
LOUIS J. FREEH, Director