Form 10-Q
period 2010-03-31
WILMINGTON TRUST CORP
filed 2010-05-10
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2010
Common stock — Par Value $1.00	91,197,969 shares

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	March 31,	December 31,
(in millions, except per share amounts)	2010	2009

ASSETS
Cash and due from banks	$188.2	$202.9
Interest-bearing deposits in other banks	130.5	165.4
Federal funds sold and securities purchased under agreements to resell	20.1	15.1
Investment securities available for sale	658.1	747.6
Investment securities held to maturity (fair value of $101.8 in 2010 and $101.8 in 2009)	106.9	112.9

Total investment securities	765.0	860.5
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26.8	26.8
Loans:
Commercial, financial, and agricultural loans	2,539.1	2,627.0
Real estate — construction loans	1,872.9	1,956.4
Commercial mortgage loans	2,130.0	2,102.3

Total commercial loans	6,542.0	6,685.7
Residential mortgage loans	428.2	431.0
Consumer loans	1,319.5	1,408.9
Loans secured with investments	425.9	441.6

Total retail loans	2,173.6	2,281.5
Total loans, net of unearned income of $6.2 in 2010 and $6.4 in 2009	8,715.6	8,967.2
Reserve for loan losses	(299.8)	(251.5)

Net loans	8,415.8	8,715.7
Premises and equipment, net	141.1	146.8
Goodwill, net of accumulated amortization of $29.8 in 2010 and 2009	359.6	363.2
Other intangible assets, net of accumulated amortization of $44.8 in 2010 and $49.9 in 2009	34.2	40.2
Accrued interest receivable	57.2	66.9
Other assets	483.6	493.6

Total assets	$10,622.1	$11,097.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED) — (Continued)

	March 31,	December 31,
(in millions, except per share amounts)	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$676.7	$1,470.6
Interest-bearing deposits:
Savings deposits	930.6	921.5
Interest-bearing demand deposits	3,980.9	3,590.7
Certificates under $100,000	1,003.8	1,000.6
Local certificates $100,000 and over	123.7	136.9

Total core deposits	6,715.7	7,120.3
National brokered certificates	1,107.6	1,270.6

Total deposits	7,823.3	8,390.9
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	429.5	575.8
Other debt	28.0	28.0

Total short-term borrowings	457.5	603.8
Accrued interest payable	57.5	56.7
Other liabilities	286.3	295.7
Long-term debt	443.5	442.9

Total liabilities	9,068.1	9,790.0
Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	323.7	323.3
Common stock: $1.00 par value, authorized 150,000,000 shares, issued 100,234,596 in 2010 and 78,528,346 shares in 2009	100.2	78.5
Capital surplus	465.2	214.8
Retained earnings	1,067.1	1,101.5
Accumulated other comprehensive loss	(109.6)	(116.3)

Total contributed capital and retained earnings	1,846.6	1,601.8
Less: treasury stock: 9,036,627 shares in 2010 and 9,131,360 shares in 2009, at cost	(292.6)	(295.1)

Total Wilmington Trust stockholders’ equity	1,554.0	1,306.7
Noncontrolling interest	—	0.4

Total stockholders’ equity	1,554.0	1,307.1

Total liabilities and stockholders’ equity	$10,622.1	$11,097.1

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended
	March 31,
(in millions, except per share amounts)	2010	2009

NET INTEREST INCOME
Interest and fees on loans	$91.4	$102.9
Interest and dividends on investment securities:
Taxable interest	5.5	13.2
Tax-exempt interest	0.1	0.1
Dividends	0.3	0.5
Interest on deposits in other banks	0.2	0.2
Interest on federal funds sold and securities purchased under agreements to resell	—	0.1
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	—	0.1

Total interest income	97.5	117.1
Interest on deposits	14.2	28.7
Interest on short-term borrowings	0.7	1.5
Interest on long-term debt	7.9	8.4

Total interest expense	22.8	38.6
Net interest income	74.7	78.5
Provision for loan losses	(77.4)	(29.5)

Net interest income after provision for loan losses	(2.7)	49.0

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	34.4	31.1
Mutual fund fees	0.9	7.5
Planning and other services	8.8	10.9

Total Wealth Advisory Services	44.1	49.5
Corporate Client Services:
Global corporate trust services	23.0	19.4
Retirement services	21.5	16.1
Investment/cash management services	3.5	4.1

Total Corporate Client Services	48.0	39.6
Cramer Rosenthal McGlynn	4.7	3.0
Roxbury Capital Management	0.1	(0.8)

Total advisory fees	96.9	91.3
Amortization of affiliate intangibles	(1.9)	(2.3)

Total advisory fees after amortization of affiliate intangibles	95.0	89.0
Service charges on deposit accounts	7.7	7.9
Loan fees and late charges	1.7	2.3
Card fees	2.2	2.0
Other noninterest income	0.7	1.9
Securities gains, net of losses	0.2	12.1
Total other-than-temporary impairment losses	(29.9)	(4.5)
Amount of loss recognized in other comprehensive income (before taxes)	11.9	—

Net other-than-temporary impairment losses recognized in income	(18.0)	(4.5)

Total noninterest income	89.5	110.7

Net interest and noninterest income	$86.8	$159.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) — (Continued)

	For the three months ended
	March 31,
(in millions, except per share amounts)	2010	2009

NONINTEREST EXPENSE
Salaries and wages	$49.2	$49.1
Incentives and bonuses	7.1	4.9
Employment benefits	16.1	16.7
Net occupancy	8.1	7.8
Furniture, equipment, and supplies	10.2	10.5
Advertising and contributions	1.7	2.5
Servicing and consulting fees	3.5	4.1
Subadvisor expense:
Retirement services	9.9	6.7
Other services	1.6	1.4
Travel, entertainment, and training	1.7	1.8
Originating and processing fees	2.9	2.3
Insurance	6.6	4.2
Conversion errors	—	2.8
Legal and auditing fees	2.7	2.3
Other noninterest expense	10.2	9.5

Total noninterest expense	131.5	126.6

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(44.7)	33.1
Income tax (benefit)/expense	(16.4)	11.2

Net (loss)/income before noncontrolling interest	(28.3)	21.9
Net income attributable to noncontrolling interest	0.9	0.1

Net (loss)/income attributable to Wilmington Trust Corporation	(29.2)	21.8
Dividends and accretion on preferred stock	4.6	4.6

Net (loss)/income available to common shareholders	$(33.8)	$17.2

Net (loss)/income per common share:
Basic	$(0.44)	$0.25
Diluted	$(0.44)	$0.25
Weighted average common shares outstanding (in thousands):
Basic	76,465	68,945
Diluted	76,465	68,945

See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Wilmington Trust Corporation
					Accumulated
					other
	Preferred	Common	Capital	Retained	comprehensive	Treasury	Noncontrolling
(in millions, except share amounts)	stock	stock [1]	surplus	earnings	loss [2]	stock	interest	Total

2010
Balance at January 1, 2010	$323.3	$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$0.4	$1,307.1
Comprehensive loss
Net loss [3]	—	—	—	(29.2)	—	—	—	(29.2)
Other comprehensive income	—	—	—	—	6.7	—	—	6.7

Total comprehensive loss								(22.5)
Cash dividend paid: $0.01 per common share	—	—		(0.6)	—	—	—	(0.6)
Cash dividend paid on preferred stock	—	—	—	(4.2)	—	—	—	(4.2)
Common stock issued (21,706,250 shares issued)	—	21.7	251.6	—	—	—	—	273.3
Common stock issued under employment benefit plans and to the Board of Directors (102,757 shares issued)	—	—	(2.6)	—	—	2.6	—	—
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Preferred stock discount accretion	0.4	—	—	(0.4)	—	—	—	—
Acquisition of treasury stock (8,024 shares acquired)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.9	0.9
Decrease in noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)

Balance at March 31, 2010	$323.7	$100.2	$465.2	$1,067.1	$(109.6)	$(292.6)	$—	$1,554.0

2009
Balance at January 1, 2009	$321.5	$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$0.2	$1,334.1
Comprehensive income
Net income [3]	—	—	—	21.8	—	—	—	21.8
Other comprehensive loss	—	—	—	—	(6.1)	—	—	(6.1)

Total comprehensive income							—	15.7
Cash dividend paid: $0.1725 per common share	—	—	—	(11.8)	—	—	—	(11.8)
Cash dividend paid on preferred stock	—	—	—	(2.9)	—	—	—	(2.9)
Preferred stock discount accretion	0.5	—	—	(0.5)	—	—	—	—
Common stock issued under employment benefit plans and to the Board of Directors (193,159 shares issued)	—	—	(4.3)	—	—	4.3	—	—
Stock-based compensation expense	—	—	1.5	—	—	—	—	1.5
Acquisition of treasury stock (1,967 shares acquired)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.1	0.1

Balance at March 31, 2009	$322.0	$78.5	$213.6	$1,110.3	$(90.6)	$(297.5)	$0.3	$1,336.6

[1]	Shares outstanding were 91,197,969 and 69,304,640 at March 31, 2010 and March 31, 2009, respectively

[2]	See Note 3 for additional information on other comprehensive (loss)/income

[3]	Net (loss)/income attributable to Wilmington Trust Corporation
See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
(in millions)	2010	2009

OPERATING ACTIVITIES
Net (loss)/income before noncontrolling interest	$(28.3)	$21.9
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	77.4	29.5
Provision for depreciation and other amortization	5.1	5.6
Amortization of other intangible assets	2.3	2.6
Amortization of discounts and premiums on investment securities available for sale	0.3	0.5
Accretion of discounts and premiums on investment securities held to maturity	(0.3)	(0.3)
Tax refund received	33.5	—
Deferred income taxes	(22.0)	(1.3)
Originations of residential mortgages	(32.8)	(79.3)
Gross proceeds from sales of residential mortgages	33.4	80.4
Gains on sales of residential mortgages	(0.6)	(1.1)
Securities (gains)/losses:
Other-than-temporary impairment	18.0	4.5
Other	(0.2)	(12.1)
Amortization of gain on interest rate floor	(2.1)	(3.5)
Stock-based compensation expense	1.4	1.5
Decrease/(increase) in other assets	36.4	(0.3)
Decrease in other liabilities	(12.9)	(33.6)

Net cash provided by operating activities	$108.6	$15.0

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$0.2	$404.8
Proceeds from maturities of investment securities available for sale	203.7	239.1
Proceeds from maturities of investment securities held to maturity	1.3	1.2
Purchases of investment securities available for sale	(112.5)	(187.8)
Purchases of investment securities held to maturity	—	(0.6)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	—	(5.0)
Decrease in cash due to divestiture of Grant Tani Barash & Altman	(3.2)	—
Purchase of residential mortgages	(1.7)	—
Net decrease in loans	208.9	190.8
Purchases of premises and equipment	(3.5)	(3.8)
Dispositions of premises and equipment	—	0.2

Net cash provided by investing activities	$293.2	$638.9

FINANCING ACTIVITIES
Net (decrease)/increase in demand, savings, and interest-bearing demand deposits	$(394.6)	$492.8
Net decrease in certificates of deposit	(173.0)	(633.6)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(146.3)	(591.4)
Net increase in U.S. Treasury demand deposits	—	6.0
Proceeds from issuance of common stock	274.0	—
Stock issuance costs	(0.7)	—
Net decrease in line of credit	—	(20.0)
Cash dividends	(4.8)	(14.7)
Acquisition of treasury stock	(0.1)	(0.1)

Net cash used for financing activities	$(445.5)	$(761.0)
Effect of foreign currency translation on cash	(0.9)	(0.2)
Decrease in cash and cash equivalents	(44.6)	(107.3)
Cash and cash equivalents at beginning of period	383.4	476.7

Cash and cash equivalents at end of period	$338.8	$369.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the three months ended
	March 31,
(in millions)	2010	2009

Cash paid during the quarter for:
Interest	$22.0	$32.0
Taxes	—	17.5

Non-cash items:
Loans transferred to OREO [1]	$13.6	$5.6

[1]	Other real estate owned
See notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We may use the following abbreviations throughout this report:

ARB:	Accounting Research Bulletin

ASC:	Accounting Standards Codification

ASU:	Accounting Standards Update

CPP:	U.S. Department of the Treasury Capital Purchase Program

EITF:	Emerging Issues Task Force

ESPP:	Employee Stock Purchase Plan

FASB:	Financial Accounting Standards Board

FHLB:	Federal Home Loan Bank of Pittsburgh

FIN:	FASB Interpretation (Number)

FOMC:	Federal Open Market Committee

FRB:	Federal Reserve Bank

FSP:	FASB Staff Position

GAAP:	U.S. generally accepted accounting principles

IRS:	Internal Revenue Service

NYSE:	New York Stock Exchange

OTTI:	Other-than-temporarily impaired

SEC:	Securities and Exchange Commission

SERP:	Supplemental Executive Retirement Plan

SFAS:	Statements of Financial Accounting Standards

TARP:	U.S. Department of the Treasury Troubled Asset Relief Program
Throughout this report, we use “net (loss)/income” to mean “net (loss)/income attributable to Wilmington Trust Corporation.”
Our consolidated financial statements include the accounts of Wilmington Trust Corporation, our wholly owned subsidiaries, and the subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation. For more information about our accounting policies, read Note 2, “Summary of significant accounting policies,” in our 2009 Annual Report on Form 10-K.
Although we are majority owner of CRM, we do not consolidate its results because CRM owners retain control over certain governance matters. We do not consolidate the results of RCM because we are not majority owner and RCM owners retain control over certain governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the first quarter of 2010, we entered into an agreement with the principals of Grant Tani Barash & Altman, LLC (GTBA) and related parties, pursuant to which we sold 80% of the limited liability company interests in GTBA to those principals. The agreement also limited future profit distributions to us. This transaction resulted in a $0.1 million net loss recorded in the 2010 first quarter. Prior to February 16, 2010, the date of this agreement, GTBA’s results were consolidated in our financial statements. During the period from January 1, 2010 to February 16, 2010, GTBA’s contribution to our consolidated statement of income was approximately $2.6 million of revenue (net of amortization), approximately $1.8 million of expense, and $0.9 million of noncontrolling interest. As of February 16, 2010, GTBA’s results have not been consolidated in our financial statements. We account for our remaining ownership interest in GTBA under the cost method of accounting. In 2009, GTBA’s contribution to our consolidated statement of income was approximately $13.5 million of revenue (net of amortization), approximately $12.0 million of expense, and $0.4 million of noncontrolling interest.
We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The information in this report has not been audited. It includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation. The consolidated financial statements in this report should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” in our 2009 Annual Report on Form 10-K.
2. Stock-based compensation plans
The Compensation Committee and the Select Committee of our Board of Directors administer a long-term incentive plan, an executive incentive plan, an employee stock purchase plan (ESPP), and a directors’ deferred fee plan. We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation.” For more information about these plans and how we determine valuations of stock-based awards, read Note 19, “Stock-based compensation plans,” in our 2009 Annual Report on Form 10-K.
The common shares we issue as stock-based compensation come from our treasury, which held approximately 9.0 million shares at March 31, 2010. This is more than adequate to meet the share requirements of our current stock-based compensation plans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock-based compensation expense

	For the three months ended
	March 31,
(in millions)	2010	2009
Compensation expense:
Common stock options	$0.6	$1.1
Restricted common stock	0.5	0.5
Employee stock purchase plan	0.3	(0.1)

Total compensation expense	$1.4	$1.5
Tax benefit	0.4	0.6

Net income effect	$1.0	$0.9
Stock options

For the three months ended
March 31,
Stock option valuation assumptions	2010	2009[1]
Risk-free interest rate	2.23% - 3.72%	—
Volatility of Corporation’s common stock	34.06% - 44.50%	—
Expected dividend yield	1.42% - 2.96%	—
Expected life of options	4.6 to 8.7 years	—

[1]	We granted no stock options during the first quarter of 2009.
For the valuation assumptions in the table above:
•	We use the Black-Scholes valuation method.
•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.
•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
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
No stock options were exercised during the three months ended March 31, 2010 or 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Long-term incentive plan option activity

		Weighted	Weighted
	Common	average	average	Aggregate
	stock	exercise	remaining	intrinsic value
For the three months ended March 31, 2010	options	price	contractual term	(in millions)
Outstanding at January 1, 2010	7,432,171	$31.67
Granted	708,500	$12.84
Exercised	—	$—
Expired	(369,777)	$26.54
Forfeited	(13,200)	$36.62

Outstanding at March 31, 2010	7,757,694	$30.19	5.9 years	$8.8
Exercisable at March 31, 2010	4,958,772	$36.17	4.2 years	$—
Unvested stock options
At March 31, 2010, total unrecognized compensation cost related to unvested common stock options was $4.8 million, which we expect to record over a weighted average period of 1.8 years. Stock options awarded since we became a participant in the CPP do not vest until the stated vesting period or, in certain circumstances, until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later.
Restricted common stock grants
We measure the fair value of restricted common stock by the last sale price of our common stock on the grant date. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At March 31, 2010, total unrecognized compensation cost related to restricted stock grants was $4.1 million, which we expect to record over a weighted average period of 1.4 years.
Under our incentive plans, the vesting period for some of our restricted stock awards can accelerate upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award. In the first quarter of 2010, we recorded $0.5 million of expense for restricted stock grants. Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the stated vesting period or until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted common stock activity

	Restricted	Weighted average fair
For the three months ended March 31, 2010	common shares	value at grant date
Outstanding at January 1, 2010	417,009	$18.36
Granted	102,757	$13.38
Vested	(40,158)	$22.23
Forfeited	—	$—

Outstanding at March 31, 2010	479,608	$16.97
Employee stock purchase plan (ESPP)
For the ESPP, we record stock-based compensation expense based on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value of these options. For the three months ended March 31, 2010, total recognized compensation cost related to the ESPP was $0.3 million and total unrecognized compensation cost related to this plan was $0.1 million.
ESPP Activity

	Shares reserved for	Subscriptions	Price per
	future subscriptions	outstanding	share
Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	$27.67
Shares issued	—	(1,798)	$27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67
Forfeitures	34,602	(34,602)	$12.67

Balance at January 1, 2010	547,059	251,143
Forfeitures	21,851	(21,851)	$12.67

Balance at March 31, 2010	568,910	229,292

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Comprehensive (loss)/income

	For the three months ended
	March 31,
(in millions)	2010	2009

Net (loss)/income before noncontrolling interest	$(28.3)	$21.9
Other comprehensive (loss)/income, net of tax:
Net unrealized gains on securities, net of taxes of $1.0 and $0.0	1.9	—
Reclassification adjustment for securities gains included in net income, net of taxes of $(0.1) and $(2.8)	(0.1)	(4.8)
Non-credit portion of OTTI held-to-maturity investment securities recognized in other comprehensive income (OCI), net of taxes of $(4.3) and $0.0	(7.6)	—
Accretion of non-credit portion of OTTI investment securities losses that were previously recognized in OCI, net of taxes of $(0.1) and $0.0	(0.2)	—
Reclassification of unrealized losses recorded previously at the time of transfer to held-to-maturity, net of taxes of $2.2 and $0.0	3.8	—
Reclassification adjustment of current period other-than-temporary impairment that was previously recognized in OCI, net of taxes of $6.1 and $0.0	11.0	—
Reclassification from accumulated OCI into earnings of discounted cash flow hedges, net of taxes of $(0.7) and $(1.4)	(1.4)	(2.1)
Foreign currency translation adjustments, net of taxes of $(0.6) and $(0.2)	(1.1)	(0.4)
SERP[1] liability adjustment, net of taxes of $0.1 and $0.7	0.2	1.2
Minimum pension liability adjustment, net of taxes of $0.0 and $0.0	0.2	—

Comprehensive (loss)/income before the noncontrolling interest	$(21.6)	$15.8
Comprehensive income attributable to the noncontrolling interest	0.9	0.1

Comprehensive (loss)/income attributable to Wilmington Trust Corporation	$(22.5)	$15.7

[1]	Supplemental executive retirement plan

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Earnings per share
Computation of basic and diluted earnings per share

	For the three months ended
	March 31,
(in millions, except per share amounts)	2010	2009

Net (loss)/income	$(29.2)	$21.8
Dividends and accretion on preferred stock	4.6	4.6

Net (loss)/income available to common shareholders	$(33.8)	$17.2

Average common shares issued and outstanding	76.5	68.9
Dilutive common shares from employee stock options, unvested restricted stock, ESPP subscriptions, and stock warrants	—	—

Total diluted common shares issued and outstanding	76.5	68.9

Basic (loss)/income per common share	$(0.44)	$0.25
Diluted (loss)/income per common share[1]	$(0.44)	$0.25
Cash dividends declared per common share	$0.01	$0.1725
Anti-dilutive equity instruments excluded from calculation	10.3	8.6

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
To estimate the fair value of our collateralized mortgage obligations and mortgage-backed debt securities, we use a market approach based on the quoted prices of similar issues. To estimate the fair value of our obligations of state and political subdivisions (municipal bonds), we use a market approach based on the quoted prices of similar issues and index rates, taking into account any estimated prepayment rates. Sector spread, credit rating spread, and coupon structure spread adjustments are then made to the quoted prices of these similar issues and index rates. To estimate the fair value of our government agency securities, we use a market approach based on the quoted price of the issue or, if this is not available, the quoted price of a similar issue. To estimate the fair value of our preferred stocks, we use a market approach based on the quoted price of the stock.
Because the market for pooled trust preferred securities (TruPS) remains illiquid, we use mainly Level 3 inputs obtained from brokers or third-party advisors to determine the fair value of these securities. We also use an internal model that reflects liquidity and credit risk to discount cash flow projections provided by the third-party advisors.
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
While estimating fair values and the inputs to fair value calculations in illiquid markets is inherently uncertain, we believe that our methodology applies assumptions that market participants would find relevant, and provides the best estimate of fair value at each reporting period.
For more information about our investment securities, read Note 10, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FHLB and FRB stock. The fair value of FHLB and FRB stock is assumed to equal its cost basis, since the stock is nonmarketable but redeemable at its par value.
Derivative financial instruments. We base the fair value estimates of derivative instruments on pricing models that use assumptions about market conditions and risks that are current as of the reporting date.
For our interest rate swaps, we obtain data on interest rates from an independent third-party advisor. We use data provided by this advisor to determine the fair values of our interest rate swaps by using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). We base the variable cash payments (or receipts) on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Most of the inputs we use to value our swap contracts are Level 2 inputs. For credit valuation adjustments, we use some Level 3 inputs, such as internal estimates of current credit spreads for our swap clients, to evaluate the likelihood of default by us and our counterparties. For more information about our use of derivatives, read Note 6, “Derivative and hedging activities,” in this report.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Deposits. The fair values of demand deposits equal the amount payable on demand as of the reporting date. The carrying amounts for variable rate deposits approximate their fair values as of the reporting date. To estimate the fair values of fixed rate CDs, we use a discounted cash flow analysis that incorporates prevailing market rates for CDs with comparable maturities.
Long-term debt. Under the guidance of ASU 2009-05, “Measuring Liabilities at Fair Value,” we base the fair value of long-term debt on recent market activity in our own debt issuances.
Commitments to extend credit and letters of credit. The fair values of loan commitments and letters of credit approximate the fees we charge for providing these services.
Carrying values and estimated fair values

	As of March 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

Financial assets:
Cash and due from banks	$188.2	$188.2	$202.9	$202.9
Short-term investments	150.6	150.6	180.5	180.5
Investment securities	765.0	759.9	860.5	849.4
FHLB and FRB stock	26.8	26.8	26.8	26.8
Loans, net of reserves	8,415.8	8,335.0	8,715.7	8,579.6
Interest rate swap contracts	45.2	45.2	45.0	45.0
Accrued interest receivable	57.2	57.2	66.9	66.9

Financial liabilities:
Deposits	$7,823.3	$7,894.7	$8,390.9	$8,459.5
Short-term borrowings	457.5	457.5	603.8	603.8
Interest rate swap contracts	46.7	46.7	45.7	45.7
Accrued interest payable	57.5	57.5	56.7	56.7
Long-term debt	443.5	434.1	442.9	432.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair values measured on a recurring basis
To determine fair values measured on a recurring basis in the first quarter of 2010:
•	We used Level 1 and Level 2 inputs for investment securities. To determine the proper level of detail for disclosure, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.

•	We used Level 2 inputs for interest rate swap contracts. Credit valuation adjustments did not significantly change the overall valuation of these contracts.

•	There were no transfers between Level 1 and Level 2 for the first quarter of 2010.
Fair value of assets and liabilities measured on a recurring basis as of March 31, 2010

	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment securities available for sale:
U.S. Treasury securities	$242.0	$—	$—	$242.0
Government agency securities	—	146.7	—	146.7
Obligations of state and political subdivisions	—	5.0	—	5.0
Collateralized mortgage obligations:
Secured by residential mortgages	—	45.0	—	45.0
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	188.8	—	188.8
Preferred stock:
Large financial institutions	—	21.3	—	21.3
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	24.3	—	24.3
Other marketable equity securities:
Mutual funds	—	3.0	—	3.0
Other	—	3.3	—	3.3

Total other marketable equity securities	—	6.3	—	6.3

Total investment securities available for sale	242.0	416.1	—	658.1
Interest rate swap contracts	—	45.2	—	45.2

Total assets	$242.0	$461.3	$—	$703.3

Liabilities:
Interest rate swap contracts	$—	$46.7	$—	$46.7

Total liabilities	$—	$46.7	$—	$46.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair values measured on a nonrecurring basis
To determine fair values measured on a nonrecurring basis in the first quarter of 2010:
•	For loans, we used Level 2 or Level 3 inputs, consisting principally of third party appraisals, and the previously described techniques. Loan amounts are based mainly on the lesser of the fair value of the loan’s collateral or the loan balance. Typically, loans measured at fair value on a nonrecurring basis represent loans for which we have recorded a partial charge-off in the current period. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included. Because an appraisal values the underlying collateral and not the specific loan, and because the real estate market is not a consistent, active market for all property types, we consider third party appraisals to meet the definition of Level 2 inputs as described in ASC 820. Internal appraisals may be considered Level 2 or Level 3 inputs depending on the factors used in the calculation. We make no adjustments to third party appraised values, other than costs to sell, in estimating the fair value of the loans.

•	For other real estate owned (OREO), we used Level 2 or Level 3 inputs, which consist of appraisals or internal estimates of fair value. OREO is recorded on our balance sheet at the lesser of the related loan balance or the fair value of the property, net of cost to sell, when we obtain control of the property. Consistent with the discussion of loans above, we consider third party appraisals to meet the definition of Level 2 inputs.

•	For TruPS, we used Level 2 and Level 3 inputs, as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We obtained these inputs from brokers along with cash flow projections from third-party advisors. We then used an internal model that reflects liquidity and credit risk to discount cash flow projections provided by the third-party advisors, as described earlier in this note.
At March 31, 2010, all of our HTM investment securities with fair values measured on a nonrecurring basis were OTTI TruPS. For more information about these securities, read Note 10, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair value of assets and liabilities measured on a nonrecurring basis as of March 31, 2010

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Loans	$—	$19.4	$2.0	$21.4
Other real estate owned	—	8.9	—	8.9
Investment securities held to maturity:
Pooled trust-preferred securities	—	—	27.3	27.3

Total assets	$—	$28.3	$29.3	$57.6

Liabilities	$—	$—	$—	$—
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
As of March 31, 2010 we had:
•	A total notional amount of $1,488.4 million in interest rate swap contracts.

•	No other derivative instruments.
Fair value of derivative instruments

	At March 31,	At December 31,
(in millions)	2010	2009
Asset derivatives recorded in other assets:
Interest rate swap contracts	$45.2	$45.0

Total asset derivatives	$45.2	$45.0

Liability derivatives recorded in other liabilities:
Interest rate swap contracts	$46.7	$45.7

Total liability derivatives	$46.7	$45.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We use interest rate swaps to allow commercial borrowers to manage their interest rate risk. When we enter into an interest rate swap contract with a commercial loan client, we simultaneously enter into a “mirror” swap contract with a third party (counterparty). We retain the credit risk inherent in making a commercial loan. The swap with the counterparty effectively exchanges the client’s fixed rate loan payments for floating rate loan payments. These counterparties are large international money center banks. Our arrangements with some of these counterparties require us to post collateral when our swaps are in a liability position. When our derivatives are in an asset position, we retain the credit risk that is associated with the potential failure of these counterparties, and our arrangements with some of these counterparties allow us to request collateral.
As of March 31, 2010:
•	We had 141 client swap contracts with a total notional amount of $744.2 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $1,488.4 million in swaps associated with loans to clients.

•	All of our interest rate swaps were associated with commercial loan client activity.

•	Most of our “mirror” counterparty swaps were in a liability position.
We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At March 31, 2010, we had a $10.2 million receivable for cash collateral we posted with our counterparties, compared to $9.7 million at December 31, 2009.
Client swap contract gain/(loss) recognized in other noninterest income

	For the three months ended
	March 31,
(in millions)	2010	2009
Interest rate swap contracts in an asset position	$0.2	$(4.6)
Interest rate swap contracts in a liability position	(1.0)	4.6

Total	$(0.8)	$—

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,

2.	Thresholds defined in the swap contracts, and

3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
These credit risk contingent features include:
•	Cross-default provisions. We have agreements with each of our non-client swap derivative counterparties that contain cross-default provisions. If we were to default on certain of our obligations, independent of our swap obligations, then we could also be declared in default on our derivative obligations and the swap arrangement could terminate.

•	Credit rating contingent features resulting in a collateral call. We have agreements with some of our non-client swap derivative counterparties that contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.

•	Credit rating contingent features resulting in swap termination. We have an agreement with one of our non-client swap derivative counterparties that contains a provision under which a decrease in our credit ratings to below investment grade could result in the termination of the swap agreement by the counterparty.
At March 31, 2010:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $46.7 million, for which we had posted collateral of $52.1 million in cash and mortgage-related securities in the normal course of business.

•	The aggregate fair value of all derivative instruments with cross-default provisions that were in a liability position was $46.7 million. If all of our “mirror” swaps had terminated on March 31, 2010, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination value of $46.7 million. At March 31, 2010, we had already posted $52.1 million as collateral with our counterparties.

•	The aggregate fair value of all derivative instruments with a collateral call provision related to the credit rating contingent feature that were in a liability position was $40.1 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $0.6 million.

•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.3 million, and no collateral was posted. If this swap had terminated on March 31, 2010, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.5 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At December 31, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $45.6 million, for which we had posted collateral of $52.4 million in cash and mortgage-related securities in the normal course of business.

•	The aggregate fair value of all derivative instruments with cross-default provisions that were in a liability position was $45.6 million. If all of our “mirror” swaps had terminated on December 31, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination value of $46.0 million. At December 31, 2009, we had already posted $52.4 million as collateral with our counterparties.

•	The aggregate fair value of all derivative instruments with a collateral call provision related to the credit rating contingent feature that were in a liability position was $39.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.

•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.2 million and no collateral was posted. If this swap had terminated on December 31, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.3 million.
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
We reclassified $2.1 million of this gain into income during the first three months of 2010. Between April 1, 2010 and March 31, 2011, we expect to reclassify approximately $5.5 million of pretax net gains, or approximately $3.6 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. If we add other hedges, the amounts that we actually recognize could differ from these estimates.
For more information about our derivative and hedging activities and how we account for them, read Note 2, “Summary of significant accounting policies,” and Note 15, “Derivative and hedging activities,” in our 2009 Annual Report on Form 10-K. For more information about fair values of derivatives, read Note 5, “Fair value measurement of assets and liabilities,” in this report, as well as Note 14, “Fair value measurement of assets and liabilities,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Reserve for loan losses
Changes in the reserve for loan losses

	For the three months ended
	March 31,
(in millions)	2010	2009

Reserve for loan losses at beginning of period	$251.5	$157.1
Loans charged off:
Commercial, financial, and agricultural loans	(8.2)	(7.6)
Commercial real estate — construction loans	(12.1)	(2.4)
Commercial mortgage loans	(2.4)	(0.3)
Consumer and other retail loans	(8.1)	(12.8)

Total loans charged off	$(30.8)	$(23.1)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural loans	$0.3	$0.2
Consumer and other retail loans	1.4	1.7

Total recoveries	$1.7	$1.9
Net loans charged off:
Commercial, financial, and agricultural loans	$(7.9)	$(7.4)
Commercial real estate — construction loans	(12.1)	(2.4)
Commercial mortgage loans	(2.4)	(0.3)
Consumer and other retail loans	(6.7)	(11.1)

Total net loans charged off	$(29.1)	$(21.2)
Transfers from reserve for lending commitments	—	1.6
Provision charged to operations	77.4	29.5

Reserve for loan losses at end of period	$299.8	$167.0

Reserve for lending commitments in other liabilities	$8.9	$5.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impaired loans

	As of	As of
	March 31,	December 31,
(in millions)	2010	2009
Period-end investment recorded in impaired loans subject to a reserve for loan losses:

2010 reserve: $98.6	$311.7	$351.5
2009 reserve: $88.5

Period-end investment in impaired loans requiring no reserve for loan losses	$205.1	$148.3

Period-end investment recorded in impaired loans	$516.8	$499.8

Period-end investment recorded in impaired loans classified as nonaccruing [1]	$468.9	$455.6

Period-end investment recorded in impaired loans classified as troubled restructured debt (accruing)	$35.7	$28.5

[1] Includes loans that are classified as troubled debt restructuring that are nonaccruing	$116.7	$116.7

	For the three months ended
	March 31,
(in millions)	2010	2009
Average investment recorded in impaired loans	$515.9	$241.3

Interest income recognized	$1.2	$1.2

Interest income recognized using the cash basis method of income recognition	$1.2	$1.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Goodwill and other intangible assets

	At March 31, 2010				At December 31, 2009
	Gross			Net	Gross			Net
	carrying	Accumulated		carrying	carrying	Accumulated		carrying
(in millions)	amount	amortization		amount	amount	amortization		amount
Goodwill (nonamortizing)	$389.4	$29.8		$359.6	$393.0	$29.8		$363.2
Other intangibles (amortizing):
Mortgage servicing rights	$12.8	$9.3		$3.5	$12.6	$9.0		$3.6
Client lists	62.4	32.2		30.2	73.7	37.6		36.1
Acquisition costs	1.7	1.7		—	1.7	1.7		—
Other intangibles	2.1	1.6		0.5	2.1	1.6		0.5

Total other intangibles	$79.0	$44.8	[1]	$34.2	$90.1	$49.9	[1]	$40.2

[1]	The change in accumulated amortization during the first quarter, included a decrease of $0.3 million due to foreign currency translation adjustments and a decrease of $7.1 million due to the reduction in ownership of GTBA.
Amortization expense of other intangible assets

	For the three months ended
	March 31,
(in millions)	2010	2009

Amortization expense of other intangible assets	$2.3	$2.6
Future amortization expense of other intangible assets

	For the year ended December 31,
(in millions)	2011	2012	2013	2014	2015

Estimated annual amortization expense of other intangible assets	$6.5	$5.3	$4.1	$3.0	$2.2
The goodwill from acquisitions recorded during the first quarter of 2010 consists of $0.1 million in connection with the 2008 acquisition of AST Capital Trust Company. Additionally, during the 2010 first quarter, we reduced our ownership position in GTBA, resulting in a $2.7 million reduction of goodwill and an $11.0 million reduction of other intangible assets.
Carrying amount of goodwill by business segment

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Total
Balance as of January 1, 2010	$3.8	$131.8	$84.7	$142.9	$363.2
Goodwill acquired	—	—	0.1	—	0.1
Decrease in carrying value due to reduction in ownership of GTBA	—	(2.7)	—	—	(2.7)
Decrease in carrying value due to foreign currency translation adjustments	—	—	(1.0)	—	(1.0)

Balance as of March 31, 2010	$3.8	$129.1	$83.8	$142.9	$359.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in other intangible assets

	For the three months ended March 31,
	2010			2009
			Weighted			Weighted
			average			average
	Amount	Residual	amortization	Amount	Residual	amortization
(dollars in millions)	assigned	value	period	assigned	value	period
Mortgage servicing rights	$0.2	$—	8 years	$0.6	$—	8 years
Decrease in carrying value of client lists due to foreign currency translation adjustments	(0.3)	—		(0.1)	—
Decrease in carrying value due to reduction in ownership of GTBA	(11.0)	—		—	—

Changes in other intangible assets	$(11.1)	$—		$0.5	$—
For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2009 Annual Report on Form 10-K.
9. Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2009 Annual Report on Form 10-K.
Components of net periodic benefit cost

	For the three months ended March 31,
					Postretirement
	Pension benefits		SERP benefits		benefits
(in millions)	2010	2009	2010	2009	2010	2009
Service cost	$3.1	$3.0	$0.4	$0.3	$0.2	$0.1
Interest cost	3.6	3.3	0.6	0.5	0.4	0.5
Expected return on plan assets	(5.6)	(4.7)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.5)
Recognized actuarial losses	0.4	0.5	0.3	0.2	0.2	0.2

Net periodic benefit cost	$1.5	$2.1	$1.4	$1.1	$0.3	$0.3

Employer contributions	$—	$—	$0.1	$0.1	$0.7	$0.7
Expected annual contribution	$—		$0.8		$2.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Investment securities
We maintain an investment securities portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio.
Our investment securities portfolio consists of:
•	Securities issued by the U.S. Treasury.

•	Discount notes and other securities issued by other U.S. government agencies, including the Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Home Loan Bank System.

•	Obligations of state and political subdivisions, which primarily are bonds issued by the state of Delaware and municipalities in Delaware.

•	Mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, in which the underlying collateral consists of adjustable rate and/or fixed rate residential mortgages. As of March 31, 2010, there were no subprime mortgages in the underlying collateral of these securities.

•	Corporate debt securities, including single-issue and pooled trust-preferred securities (TruPS) issued by financial institutions.

•	Perpetual preferred stock, which consists of securities issued by Fannie Mae, Freddie Mac, and three other financial institutions.

•	Non-U.S. government agency securities and small amounts of other types of marketable debt and equity securities.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
HTM securities are carried at their amortized cost. When the fair value of an HTM security exceeds its amortized cost, we disclose the change as an unrealized gain in the investment securities footnotes that accompany our financial statements. There is no corresponding change to stockholders’ equity, earnings, or our financial statements.
When a security’s fair value falls below its book value, it is considered impaired, and we are required to assess whether it is temporarily impaired or OTTI. To determine whether a security is temporarily impaired or OTTI, we consider factors that include:
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
Under ASC 320, “Investments — Debt and Equity Securities,” if we do not intend to sell a debt security, and if it is not more likely than not that we will be required to sell the security, we must separate other-than-temporary impairments into two amounts, each of which is accounted for differently:
1.	A portion related to credit loss. This portion is recognized in earnings as an impairment loss.

2.	A portion related to all other factors. This portion is recognized in comprehensive income, net of taxes.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The credit related portion of an other-than-temporary impairment is defined as the difference between the security’s amortized cost (the security’s carrying value plus any previous other-than-temporary impairment recorded in accumulated other comprehensive income) and the present value of the security’s expected future cash flows. We base our calculations of a security’s expected cash flows on its contractual terms, discounted at a rate equal to the effective interest rate implicit when we acquired the security. We adjust the expected cash flows of each security for current and expected defaults each quarter.
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
In the 2010 first quarter, 23 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $29.8 million. Of this amount, $17.9 million was related to credit quality and was recorded as an other-than-temporary impairment loss in the statement of income. The $17.9 million credit-related loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlie the pooled TruPS that we own. The remaining $11.9 million noncredit-related portion of the write-down reduced stockholders’ equity by $7.6 million on an after-tax basis and was recorded in other comprehensive income. In addition to the $17.9 million OTTI pooled TruPS loss, a $0.1 million loss was recorded on an available-for-sale equity security that was determined to be OTTI in the 2010 first quarter.
This compares to a $4.5 million other-than-temporary impairment charge in the first quarter of 2009. The 2009 charge consisted of a $3.9 million other-than-temporary impairment on a mutual fund investment, and a $0.6 million other-than-temporary impairment on a pooled TruPS. The $0.6 million other-than-temporary impairment on the TruPS was subsequently reclassified to accumulated other comprehensive income in the second quarter of 2009 with the adoption of FSP FAS No. 115-2 and FAS No. 124-2, which was incorporated into ASC 320.
Credit loss roll forward

(in millions)
Balance of credit-related other-than-temporary impairment at January 1, 2010	$97.6
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	0.6
Additional credit losses for which other-than-temporary impairment was previously recognized	17.4

Balance of credit-related other-than-temporary impairment at March 31, 2010	$115.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortized cost and fair value of available-for-sale securities at March 31, 2010

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value
Investment securities available for sale:
U.S. Treasury securities	$242.0	$—	$—	$—	$242.0
Government agency securities	146.6	—	0.2	(0.1)	146.7
Obligations of state and political subdivisions	4.9	—	0.1	—	5.0
Collateralized mortgage obligations:
Secured by residential mortgages	43.7	—	1.3	—	45.0
Mortgage-backed debt securities:
Residential mortgage-backed securities	180.1	—	8.7	—	188.8
Preferred stock:
Large financial institutions	17.6	—	3.7	—	21.3
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.6	—	3.7	—	24.3
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.3	—	—	—	3.3

Total other marketable equity securities	6.3	—	—	—	6.3

Total investment securities available for sale	$644.2	$—	$14.0	$(0.1)	$658.1
Amortized cost and fair value of available-for-sale securities at December 31, 2009

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value
Investment securities available for sale:
U.S. Treasury securities	$233.0	$—	$—	$(0.2)	$232.8
Government agency securities	224.9	—	0.5	(0.8)	224.6
Obligations of state and political subdivisions	5.1	—	0.1	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	49.9	—	1.3	—	51.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	195.8	—	7.6	—	203.4
Preferred stock:
Large financial institutions	17.5	—	3.4	—	20.9
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	3.4	—	23.9
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.5	—	—	—	3.5

Total other marketable equity securities	6.5	—	—	—	6.5

Total investment securities available for sale	$735.7	$—	$12.9	$(1.0)	$747.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortized cost, carrying value, and fair value of held-to-maturity securities at March 31, 2010

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value
Investment securities held to maturity:
Obligations of state and political subdivisions	$0.4	$—	$0.4	$0.1	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	57.9	—	57.9	0.1	(6.7)	51.3
Pooled trust-preferreds	130.5	83.1	47.4	3.5	(2.1)	48.8

Total corporate debt securities	188.4	83.1	105.3	3.6	(8.8)	100.1
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.7	—	0.7	—	—	0.7

Total investment securities held to maturity	$190.0	$83.1	$106.9	$3.7	$(8.8)	$101.8
Amortized cost, carrying value, and fair value of held-to-maturity securities at December 31, 2009

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value
Investment securities held to maturity:
Obligations of state and political subdivisions	$0.5	$—	$0.5	$—	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	57.7	—	57.7	—	(9.2)	48.5
Pooled trust-preferreds	141.3	88.0	53.3	3.0	(4.9)	51.4

Total corporate debt securities	199.0	88.0	111.0	3.0	(14.1)	99.9
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.9	—	0.9	—	—	0.9

Total investment securities held to maturity	$200.9	$88.0	$112.9	$3.0	$(14.1)	$101.8
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For temporarily impaired HTM securities, we are required to disclose the amount of the decline in fair value in a footnote disclosure, not as a change in stockholders’ equity. This has no effect on our financial statements or earnings.
A continued downturn in the financial markets could cause us to reassess whether any or all of these securities remain temporarily impaired, or if any or all of them should be deemed OTTI.
Temporarily impaired securities as of March 31, 2010

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses
Government agency securities	$54.6	$(0.1)	$—	$—	$54.6	$(0.1)
Corporate debt securities:
Single-issue trust-preferreds	—	—	47.4	(6.7)	47.4	(6.7)
Pooled trust-preferreds	—	—	48.8	(85.2)	48.8	(85.2)

Total corporate debt securities	—	—	96.2	(91.9)	96.2	(91.9)

Total temporarily impaired securities	$54.6	$(0.1)	$96.2	$(91.9)	$150.8	$(92.0)

Temporarily impaired securities as of December 31, 2009

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses
U.S. Treasury securities	$206.1	$(0.2)	$—	$—	$206.1	$(0.2)
Government agency securities	89.7	(0.8)	—	—	89.7	(0.8)
Corporate debt securities:
Single-issue trust-preferreds	—	—	48.5	(9.2)	48.5	(9.2)
Pooled trust-preferreds	—	—	51.4	(92.9)	51.4	(92.9)

Total corporate debt securities	—	—	99.9	(102.1)	99.9	(102.1)

Total temporarily impaired securities	$295.8	$(1.0)	$99.9	$(102.1)	$395.7	$(103.1)
Trust-preferred securities
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
All of our TruPS are recorded on our balance sheet as investment securities held to maturity and as corporate debt securities in the footnote disclosures.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As discussed previously in this note, we determined that some of our pooled TruPS were OTTI in 2008, 2009, and in the first quarter of 2010. To date:
•	We have recorded other-than-temporary impairment write-downs on 32 of the 38 pooled TruPS in our portfolio.

•	We have not recorded other-than-temporary impairment write-downs on any of the 9 single-issue TruPS in our portfolio.
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
For more information on our TruPS portfolio valuations, see the disclosures of amortized cost, carrying value, and fair value of held-to-maturity securities that appear earlier in this note.
Other matters
At March 31, 2010, securities with an aggregate book value of $325.6 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, and interest rate swap agreements, and for other purposes required by law.
We had investments in the securities of regulatory authorities that totaled $26.8 million at March 31, 2010, and $26.8 million at December 31, 2009. These securities are carried at cost.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractual maturities of debt securities available for sale at March 31, 2010

		After 1 year	After 5 years
	1 year	through 5	through 10	After 10
(dollars in millions)	or less	years	years	years	Total
U.S. Treasury securities	$237.9	$4.1	$—	$—	$242.0
Government agency securities	83.5	44.7	18.4	—	146.6
Obligations of state and political subdivisions	—	0.2	—	4.7	4.9
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	5.0	38.7	43.7
Mortgage-backed securities:
Residential mortgage-backed securities	0.2	15.6	140.6	23.7	180.1

Total amortized cost of debt securities available for sale	$321.6	$64.6	$164.0	$67.1	$617.3
Fair value of debt securities available for sale	$321.6	$65.1	$171.6	$69.2	$627.5
Weighted average yield of debt securities available for sale [1]	0.18%	2.17%	4.38%	4.50%	1.97%

[1]	Weighted average yields are not on a tax-equivalent basis
Contractual maturities of debt securities held to maturity at March 31, 2010

		After 1 year	After 5 years
	1 year	through 5	through 10	After 10
(dollars in millions)	or less	years	years	years	Total
Obligations of state and political subdivisions	$—	$0.4	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	57.9	57.9
Pooled trust-preferreds	—	—	—	47.4	47.4

Total corporate debt securities	—	—	—	105.3	105.3
Non-U.S. government agency debt securities	0.5	—	—	—	0.5
Other debt securities	0.2	0.5	—	—	0.7

Total carrying value of debt securities held to maturity	$0.7	$0.9	$—	$105.3	$106.9
Fair value of debt securities held to maturity	$0.7	$1.0	$—	$100.1	$101.8
Weighted average yield of debt securities held to maturity [1]	2.74%	6.02%	—%	5.69%	5.68%

[1]	Weighted average yields are not on a tax-equivalent basis

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sale and write-down of investment securities available for sale

	For the three months ended
(in millions)	March 31, 2010	March 31, 2009
Proceeds:
Government agency securities	$—	$103.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	103.8
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	197.8
Other marketable equity securities:
Other	0.2	—

Total proceeds	$0.2	$404.8

Gross gains realized:
Government agency securities	$—	$3.6
Collateralized mortgage obligations:
Secured by residential mortgages	—	2.7
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	6.0
Other marketable equity securities:
Other	0.2	—

Total gains realized	$0.2	$12.3

Other-than-temporary impairment charges:
Other marketable equity securities:
Mutual funds	$—	$(3.9)
Other	(0.1)	—

Total other marketable equity securities	(0.1)	(3.9)

Total other-than-temporary impairment charges	$(0.1)	$(3.9)
For more information about our investment securities portfolio, read Note 6, “Investment securities,” in our 2009 Annual Report on Form 10-K. For more information about how we account for investment securities, read Note 5, “Fair value measurement of assets and liabilities,” in this report, as well as Note 2, “Summary of significant accounting policies,” Note 14, “Fair value measurement of assets and liabilities,” and Note 21, “Accumulated other comprehensive income,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Borrowings
Our total short term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, and an advance from the FHLB.
Our long term debt at March 31, 2010 was $443.5 million. This amount included:
•	Two issuances of subordinated debt, totaling $450 million, summarized as follows:

	Amount issued and			Fixed
	outstanding		Semiannual	payment
Issue date	(in millions)	Term	payment dates	rates	Maturity
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018
•	$(5.6) million of unamortized losses related to terminated interest rate swaps on long-term debt.

•	$(0.1) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013.

•	$(0.8) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.
For more information on our borrowings, read Note 12, “Borrowings,” in our 2009 Annual Report on Form 10-K.
12. Capital
In March 2010, we completed an underwritten public offering of 21,706,250 shares of common stock. The offering was priced at $13.25 per share and raised $274.0 million, net of $13.7 million of underwriting discounts and commissions. The proceeds qualify as both tangible common equity and regulatory Tier 1 capital.
U.S. regulatory capital ratios

	As of March 31,		As of December 31,		Well-capitalized
	2010		2009		minimum
(dollars in millions)	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk-weighted assets)
Wilmington Trust Corporation	17.58%	$1,807.1	14.31%	$1,568.8	10.00%	$1,028.2
Wilmington Trust Company	13.79%	$1,270.6	11.39%	$1,127.4	10.00%	$921.1
Wilmington Trust FSB	12.44%	$160.0	12.08%	$174.0	10.00%	$128.3
Tier 1 capital (to risk-weighted assets)
Wilmington Trust Corporation	12.90%	$1,326.0	9.86%	$1,080.1	6.00%	$616.9
Wilmington Trust Company	12.51%	$1,152.1	10.11%	$1,001.1	6.00%	$552.6
Wilmington Trust FSB	11.18%	$143.4	10.83%	$155.9	6.00%	$77.0
Tier 1 leverage capital (to average assets)
Wilmington Trust Corporation	12.25%	$1,326.0	10.10%	$1,080.1	5.00%	$541.5
Wilmington Trust Company	12.00%	$1,152.1	10.64%	$1,001.1	5.00%	$480.4
Wilmington Trust FSB	6.37%	$143.4	7.49%	$155.9	5.00%	$112.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Income taxes
Income taxes and tax rate

	For the three months ended
	March 31,
(dollars in millions)	2010	2009
Pre-tax (loss)/income (less non-controlling interest)	$(45.6)	$33.0
Income tax (benefit)/expense	$(16.4)	$11.2
Effective tax rate	35.96%	33.94%
At March 31, 2010, we had a valuation allowance of $2.1 million for deferred tax assets. This $2.1 million was for the likelihood that one of our subsidiaries will not have future taxable income. If this subsidiary does have income, we will reverse a portion of the valuation allowance for deferred tax assets accordingly.
Under ASC 740, “Income Taxes,” we recognize interest and penalties related to uncertain tax positions as income tax expense. We have reviewed and, where necessary, accrued for tax liabilities for periods open to examination. We have applied this methodology consistently with prior periods.
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to scrutiny by tax auditors in these jurisdictions for three to six years (open tax years). As of March 31, 2010, there were no material changes regarding uncertain tax positions. No open statutes of limitations have been extended materially in any of our significant locations.
We examine our deferred tax asset for realizability at least quarterly. The realizability of our deferred tax asset is dependent upon multiple variables, including the amount of available loss carry-back and forecasted net income. If we continue to operate in a loss position, under ASC 740, we may be required to record a valuation reserve against a portion of our deferred tax asset.
Our IRS examination for the tax year 2006 was completed during 2009. The tax years 2007 and 2008 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
For more information about our income taxes, read Note 20, “Income taxes,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Segment reporting
We report business segment results for four segments: one for each of our three core businesses — Regional Banking, Wealth Advisory Services (WAS), and Corporate Client Services (CCS) — and one that combines the results of affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).
Our business segment accounting policies are the same as those described in Note 2, “Summary of significant accounting policies,” in our 2009 Annual Report on Form 10-K. Our business segment disclosures mirror the internal profitability reports we produce and review each quarter. We report segment assets on an average-balance basis, because we believe average balances offer a more relevant measure of business trends than period-end balances; we maintain and review all internal segment data on an average-balance basis; and we base some expense allocations on an average-balance basis. We have adjusted segment data for prior periods due to changes in reporting methodology and/or organizational structure.
For more information about our business segments, read Item 2 in Part I of this report, as well as Note 1, “Nature of business,” Note 4, “Affiliates and acquisitions,” and Note 23, “Segment reporting,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
For the three months ended March 31, 2010	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$67.1	$6.4	$2.5	$(1.3)	$74.7
Provision for loan losses	(69.2)	(8.2)	—	—	(77.4)

Net interest (loss)/income after provision	(2.1)	(1.8)	2.5	(1.3)	(2.7)
Advisory fees:
Wealth Advisory Services	—	44.1	—	—	44.1
Corporate Client Services	0.2	—	47.8	—	48.0
Affiliate Money Managers	—	—	—	4.8	4.8

Total advisory fees	0.2	44.1	47.8	4.8	96.9
Amortization of other intangibles	—	(0.8)	(0.9)	(0.2)	(1.9)

Total advisory fees after amortization of other intangibles	0.2	43.3	46.9	4.6	95.0
Other noninterest income	11.6	0.3	0.4	—	12.3
Securities gains	0.2	—	—	—	0.2

Net interest and noninterest income	9.9	41.8	49.8	3.3	104.8
Noninterest expense	(47.9)	(44.7)	(38.9)	—	(131.5)

Segment (loss)/profit before income taxes	(38.0)	(2.9)	10.9	3.3	(26.7)
Income tax (benefit)/expense and noncontrolling interest	(14.7)	(0.5)	3.8	2.3	(9.1)

Segment operating (loss)/income	$(23.3)	$(2.4)	$7.1	$1.0	$(17.6)
Investment securities impairment charge					(18.0)
Income tax benefit for impairment charge					6.4
Reported net loss					$(29.2)

Depreciation and amortization	$2.6	$2.4	$2.2	$0.2	$7.4
Investment in equity method investees	$—	$—	$—	$159.9	$159.9
Segment average assets	$8,847.0	$1,503.1	$535.9	$158.4	$11,044.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
For the three months ended March 31, 2009	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$73.0	$5.6	$1.2	$(1.3)	$78.5
Provision for loan losses	(24.7)	(4.8)	—	—	(29.5)

Net interest income/(loss) after provision	48.3	0.8	1.2	(1.3)	49.0
Advisory fees:
Wealth Advisory Services	0.6	47.4	1.5	—	49.5
Corporate Client Services	0.3	—	39.3	—	39.6
Affiliate Money Managers	—	—	—	2.2	2.2

Total advisory fees	0.9	47.4	40.8	2.2	91.3
Amortization of other intangibles	—	(1.0)	(1.1)	(0.2)	(2.3)

Total advisory fees after amortization of other intangibles	0.9	46.4	39.7	2.0	89.0
Other noninterest income	12.9	0.7	0.5	—	14.1
Securities gains	11.5	0.2	0.4	—	12.1

Net interest and noninterest income	73.6	48.1	41.8	0.7	164.2
Noninterest expense	(42.9)	(44.7)	(37.9)	(1.1)	(126.6)

Segment profit/(loss) before income taxes	30.7	3.4	3.9	(0.4)	37.6
Income tax expense/(benefit) and noncontrolling interest	12.2	1.1	(0.1)	(0.1)	13.1

Segment operating income/(loss)	$18.5	$2.3	$4.0	$(0.3)	$24.5
Investment securities impairment charge					(4.5)
Income tax benefit for impairment charge					1.8
Reported net income					$21.8

Depreciation and amortization	$3.2	$2.7	$2.3	$0.2	$8.4
Investment in equity method investees	$—	$—	$—	$160.2	$160.2
Segment average assets	$9,926.6	$1,540.8	$493.5	$158.7	$12,119.6
15. Accounting pronouncements
The following recent accounting pronouncements may affect our financial condition and results of operations.
SFAS No. 167 and ASU 2010-10. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(revised),” which was incorporated into ASC 810, “Consolidation.” SFAS No. 167 amends the consolidation guidance for variable interest entities (VIEs) under FIN 46(revised), “Consolidation of Variable Interest Entities,” to, among other things, remove the consolidation exception for qualifying special purpose entities; revise certain guidance for determining whether an entity is a VIE; introduce a new consolidation approach that considers qualitative factors for determining who should consolidate a VIE; and change when it is necessary to reconsider both an entity’s status as a VIE and who should consolidate a VIE. SFAS No. 167 also introduces additional disclosure and presentation requirements related to an entity’s involvement in VIEs.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In February 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds,” which indefinitely defers the effective date of SFAS No. 167 for an asset manager’s interests in entities that have attributes of investment companies (e.g., mutual funds, hedge funds, private equity funds, and venture capital funds), provided that the asset manager does not have an explicit or implicit obligation to fund actual losses that potentially could be significant to the investment company. The ASU also clarifies certain conditions under which fees paid to a decision maker or service provider are considered variable interests in a variable interest entity. We identified certain entities to which we provide asset management services that we may have been required to consolidate under the provisions of SFAS No. 167. In accordance with the provisions of ASU 2010-10, we deferred adoption of SFAS No. 167 for those entities. We have not yet completed our assessment of the effect, if any, that the lapsing of the deferral period will have on our financial statements.
SFAS No. 167 and ASU 2010-10 were effective for us on January 1, 2010. Their adoption did not have a material effect on our financial statements.
ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements; a consensus of the FASB Emerging Issues Task Force,” to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue-generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. We do not expect its adoption to have a material effect on our financial statements.
ASU 2010-06. In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require new disclosures about transfers in and out of Levels 1 and 2 for fair value measurements, and activity in Level 3 fair value measurements, including separate presentation of information about purchases, sales, issuances, and settlements within the Level 3 reconciliation. Additionally, the ASU clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation of assets and liabilities. ASU 2010-06 was effective for us on January 1, 2010, except for the activity in Level 3 disclosure requirements, which will be effective for our fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 did not have a material effect on our financial statements. We have added the fair value disclosures that are required by this ASU to the financial statement footnotes.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASU 2010-11. In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives,” which clarifies the scope exceptions under existing guidance for bifurcation of embedded credit derivatives. Specifically, ASU 2010-11 addresses when embedded credit derivatives resulting from the transfer of credit risk in the form of subordination from one financial instrument to another may or may not be considered for bifurcation and separate accounting. ASU 2010-11 will be effective for us on July 1, 2010. We do not expect its adoption to have a material effect on our financial statements.
16. Subsequent events
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since March 31, 2010, warrant additional disclosure as a subsequent event. As of May 10, 2010, the filing date of this report, we determined that there were no recognized or unrecognized subsequent events to report under ASC 855.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
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
Corporate Client Services (CCS). The CCS business provides a variety of trustee, agency, investment management, and administrative services for institutional clients. CCS has offices in Arizona, Connecticut, Delaware, Michigan, Minnesota, Nevada, New Jersey, New York, South Carolina, Vermont, Grand Cayman, the Channel Islands (Jersey), Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt (Germany), and Luxembourg. At the end of 2009, CCS had clients in 89 countries.
Wealth Advisory Services (WAS). The WAS business helps individuals and families with substantial wealth preserve and protect their wealth, minimize taxes, transfer wealth to future generations, support charitable endeavors, and manage their business affairs. We do this through a variety of asset management, family office, and fiduciary services. We target clients who have liquid assets of $10 million or more. WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania. At the end of 2009, WAS had clients in all 50 states and 35 other countries.
More detail about each of our businesses is available in the summaries that follow and in our 2009 Annual Report on Form 10-K.
We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly owned subsidiary, Wilmington Trust Company, was founded in 1903. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, “Nature of business,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010
This report discusses:
•	Changes in our financial condition (balance sheet) since December 31, 2009. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of March 31, 2009, for historical reference.
•	The results of our operations (income statement) for the three months ended March 31, 2010, compared with the corresponding period in 2009. In some cases, we provide amounts for other periods to provide historical context.
EXECUTIVE SUMMARY
We reported a $29.2 million net loss for the 2010 first quarter. The main factors in this loss were:
•	A $77.4 million provision for loan losses, due to past-due and nonperforming loans, as well as continued uncertainty about the performance status of commercial loans.

•	$18.0 million of other-than-temporary impairment charges taken primarily on our pooled TruPS. These other than-temporary impairment losses were a direct result of further credit deterioration among many of the underlying institutions in the pooled TruPS.
After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued in conjunction with our participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP), the net loss available to common shareholders was $33.8 million, or $0.44 per diluted common share.
We ended the quarter with $10.6 billion of total assets. Lower investment and loan balances drove the $475 million decrease from year-end. Ending liabilities also were lower than at year-end, mainly because total deposits and short-term borrowings decreased. Compared to the year-ago first quarter, deposits rose $569 million, on average.
Our capital position remained strong at March 31, 2010, and benefited from a 21.7 million shares of common stock issuance in the 2010 first quarter. This issuance netted proceeds of $274 million, which qualified as both tangible common equity and regulatory Tier 1 capital. Tangible common equity is a non-GAAP disclosure. For a discussion of tangible common equity, read the capital ratios discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other significant factors included in our first quarter results, compared to the 2009 first quarter, included:
•	Continued momentum in the CCS business, which recorded higher revenue from global corporate trust services and retirement services.
•	Improvement in the net interest margin over the 2009 first quarter, due to a change in our funding mix. Higher core deposits, on average, in the 2010 first quarter reduced the need for non-core funding, such as national brokered deposits and short-term borrowings. In addition, the margin also benefited from the lag between asset and liability pricing.
•	Lower net interest income (before the provision for loan losses), due to lower loan and investment portfolio balances, higher nonperforming assets, and lower market interest rates.
•	Lower WAS revenue, due mainly to our decision in the second quarter of 2009 to maximize client return by waiving fees on money market mutual funds.
We discuss each of these factors in greater detail in other sections of this report.
On April 21, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.01 per common share. The dividend will be paid on May 17, 2010, to shareholders of record on May 3, 2010.
CHANGES IN FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2010
Our capital position improved during the 2010 first quarter. Ending stockholders’ equity benefited from the 21.7 million share common stock issuance, completed on March 1, 2010. This issuance netted proceeds of $274 million, which qualified as both tangible common equity and regulatory Tier 1 capital. All Wilmington Trust Corporation and Wilmington Trust Company regulatory capital ratios improved from their year-end 2009 levels, and all continued to exceed the amounts required by the Federal Reserve Board to be considered well capitalized, both including and excluding the equity offering proceeds and the CPP funds we received in December 2008.
At March 31, 2010, our total assets were $10.62 billion, a $475.0 million, or 4%, decrease from year-end 2009. This decrease reflected the decline in investment security and loan balances.
Ending investment securities balances decreased $95.5 million from year-end 2009, primarily due to maturities and calls of government agency securities. Other-than-temporarily impaired (OTTI) securities write-downs, primarily on pooled TruPS, also contributed to the decline.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Period-end loan balances decreased $251.6 million, or 3%, from year-end 2009 to $8.72 billion as both commercial and consumer loan balances declined.
Total deposit balances at period-end decreased $567.6 million, or 7%, from year-end 2009. Most of this decrease was in the noninterest bearing demand deposit and national brokered deposit balances. In addition, liquidity from lower loan and investment balances allowed us to decrease our short-term borrowings balances.
Assets

(dollars in millions)	At 3/31/10	At 12/31/09
Loan balances	$8,715.6	$8,967.2
Loans as a percentage of total assets	82%	81%
Investment securities	$765.0	$860.5
Investment securities as a percentage of total assets	7%	8%
Total assets	$10,622.1	$11,097.1
Earning assets 1

(dollars in millions)	At 3/31/10	At 12/31/09
Total earning assets	$9,658.0	$10,035.0
Percentage in loans	90%	89%
Percentage in investment securities	8%	9%
Percentage in other earning assets	2%	2%
Earning assets as a percentage of total assets	91%	90%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.
Liabilities and stockholders’ equity

(dollars in millions)	At 3/31/10	At 12/31/09
Core deposits	$6,715.7	$7,120.3
Core deposits as a percentage of total liabilities	74%	73%
National brokered CDs and short-term borrowings	$1,565.1	$1,874.4
National brokered CDs and short-term borrowings as a percentage of total liabilities	17%	19%
Total liabilities	$9,068.1	$9,790.0
Wilmington Trust stockholders’ equity	$1,554.0	$1,306.7
Noncontrolling interest	$—	$0.4
Total liabilities and stockholders’ equity	$10,622.1	$11,097.1
Core deposits, on average, increased for the 2010 first quarter over the prior year first quarter. The difference between average and period-end core deposits was due to movements of transactional deposits by CCS clients.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Selected average balances

(in millions)	2010 Q1	2009 Q1
Loan balances	$8,828.3	$9,518.7
Total assets	11,044.4	12,119.6

Core deposits	7,239.4	5,907.2
Total deposits	8,494.4	7,925.0
Total liabilities	9,623.5	10,789.7
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
At March 31, 2010, the investment securities portfolio was $765.0 million, a decline of $95.5 million from year-end 2009. This decrease was caused primarily by:
•	Calls of government agency securities.
•	Maturities of government agency securities, mortgage-backed securities, and collateralized mortgage obligations.
•	Write-downs of securities that were deemed to be OTTI under GAAP.
In the 2010 first quarter, 23 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss write-down of $29.8 million. Of this amount, $17.9 million was related to credit quality and was recorded as an other-than-temporary impairment loss in the statement of income. The $17.9 million credit-related loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlie the pooled TruPS that we own. The remaining $11.9 million noncredit-related portion of the write-down reduced stockholders’ equity by $7.6 million on an after-tax basis, and was recorded in other comprehensive income. In addition to the $17.9 million loss on pooled TruPS, we recorded a $0.1 million loss on an available-for-sale equity security that was determined to be OTTI in the 2010 first quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In total, OTTI securities losses in the 2010 first quarter were $18.0 million, which reduced net income by approximately $11.6 million and earnings by approximately $0.15 per diluted common share on an after-tax basis.
The investment securities portfolio composition shifted slightly during the 2010 first quarter. The percentage of the portfolio invested in government agency securities decreased from 26% at year-end to 19% at quarter-end due mainly to calls and maturities during the quarter. Offsetting this decrease was an increase in the percentage invested in U.S. Treasury securities, which increased slightly due to a lower total investment securities balance. All other investment securities categories, on a percentage basis, remained similar to year-end.
Investment securities portfolio composition

	At 3/31/10		At 12/31/09
		Percent of		Percent of
(dollars in millions)	Amount	portfolio	Amount	portfolio
U.S. Treasury securities	$242.0	31%	$232.8	27%
Government agency securities [1]	147.2	19	225.1	26
Obligations of state and political subdivisions	5.4	1	5.7	1
Collateralized mortgage obligations	45.0	6	51.2	6
Mortgage-backed debt securities	188.8	25	203.4	23
Trust-preferred securities:
Pooled trust-preferred securities	57.9	8	57.7	7
Single-issue trust preferred securities	47.4	6	53.3	6

Total trust-preferred securities	105.3	14	111.0	13
Other preferred stock	24.3	3	23.9	3
Other marketable equity securities	7.0	1	7.4	1

Total investment securities	$765.0	100%	$860.5	100%

Amount invested in fixed rate instruments	$635.7	83%	$723.6	84%

[1]	Includes $0.5 million of non-U.S. government agency securities.
Attrition in this portfolio and depressed TruPS valuations caused changes in the portfolio’s average life and duration. The negative duration of the portfolio in total was caused by the lower TruPS valuations and historically low market interest rates.
Average life and duration in the investment securities portfolio (in years)

	At 3/31/10	At 12/31/09
Average life	6.94	6.23
Duration	(2.11)	(0.49)
Excluding TruPS, the investment securities portfolio duration at March 31, 2010 would have been 1.29 years.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For additional information about our investment securities, their valuations, and related write-downs, read the Consolidated Statements of Cash Flows; Note 5, “Fair value measurement of assets and liabilities,” and Note 10, “Investment securities,” in this report.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010
For the 2010 first quarter, we reported a net loss of $29.2 million. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued to the U.S. Department of the Treasury in conjunction with our participation in the CPP, the net loss available to common shareholders was $33.8 million, or $0.44 per diluted common share. This loss was primarily the result of a $77.4 million provision for loan losses, combined with $18.0 million of securities losses, primarily on pooled TruPS in our investment securities portfolio.
In comparison, net income for the 2009 first quarter was $21.8 million, and earnings were $0.25 per diluted common share, after adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock. Net income for the 2009 first quarter included securities gains of $12.1 million and OTTI securities charges of $4.5 million.
Lower net income was a function of sustained recessionary pressures and the market interest rate environment. The main factors that caused the decrease in net income were:
•	An increase in the provision for loan losses.

•	An increase in OTTI securities charges, primarily on pooled TruPS investment securities.

•	A decrease in net interest income due to declining loan balances, higher non-performing asset balances, and the historically low interest rate environment.

•	Mutual fund fee waivers, which reduced WAS revenue.
The effects of the difficult financial environment were offset partially by some positive quarter-over-quarter highlights.
•	New business increased CCS global corporate trust services revenue.

•	CCS retirement services revenue rose, reflecting higher plan asset valuations and new business.

•	WAS trust and investment advisory fees increased due to higher client portfolio asset valuations and new business.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Compared to the year-ago first quarter, earnings per common share were affected by an increase in the number of common shares outstanding. This resulted from the issuance of 21.7 million shares on March 1, 2010. Because the shares outstanding used in the earnings per share calculation is an average for the quarter, the full effect of this issuance will not be evident until the second quarter of 2010. At March 31, 2010, there were 91.2 million shares outstanding. For more information about this issuance, read the capital resources section of this report.
Weighted average common shares outstanding

	Three months ended March 31,
(in thousands)	2010	2009
Common shares outstanding (diluted)	76,465	68,945
THE REGIONAL BANKING BUSINESS
Economic conditions in the mid-Atlantic region remained mixed. Despite some improving trends, economic conditions in Delaware are improving more slowly than elsewhere in the mid-Atlantic region, and remained uncertain. The severity and duration of the recession continued to affect loan balances and our credit metrics during the 2010 first quarter.
Operating net income from the Regional Banking business was lower than for the year-ago first quarter, due primarily to lower net interest income and the higher provision for loan losses.
Regional Banking operating income

(in millions)	2010 Q1	2009 Q1
Segment operating net (loss)/income	$(23.3)	$18.5
Although this report discusses changes in loan and deposit balances on a period-end basis, we consider average balances, rather than period-end balances, to be a better indicator of trends in the Regional Banking business. This is because average balances represent client activity over the longer term. This is especially true of core deposit balances, which can often be skewed by movements of transactional deposits made by CCS clients. Information about changes in our average balances appears in the quarterly and year-to-date analyses of net interest income, which appear between the net interest margin and the noninterest income discussions in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LOANS
Weakness in the mid-Atlantic regional economy continued to reduce loan demand. Total loan balances declined $251.6 million, or 3%, during the 2010 first quarter. Decreases in both the commercial and consumer portfolios caused the mix of commercial and retail loans to remain relatively unchanged from year-end. Approximately 79% of total loans outstanding at March 31, 2010, were floating rate loans.
Total loans outstanding

(dollars in millions)	At 3/31/10	At 12/31/09	% change
Commercial loans	$6,542.0	$6,685.7	(2)%
Retail loans [1]	2,173.6	2,281.5	(5)%

Total loans outstanding	$8,715.6	$8,967.2	(3)%

[1]	Includes consumer loans, residential mortgage loans, and loans secured with investments.
The mix of loans by geographic market remained unchanged from year-end, with the Delaware market continuing to account for 54% of total loans outstanding at the end of the 2010 first quarter. The composition of the loan portfolio by loan type also remained relatively unchanged.
Loan portfolio composition

	At 3/31/10	At 12/31/09
Commercial loans:
Commercial, financial, and agricultural	29%	29%
Commercial real estate- construction	22%	22%
Commercial mortgage	24%	24%

Total commercial loans	75%	75%

Retail loans:
Residential mortgage	5%	5%
Consumer loans:
Home equity	6%	6%
Indirect loans	6%	7%
Credit card	1%	1%
Other consumer	2%	1%

Total consumer loans	15%	15%
Secured with investments	5%	5%

Total retail loans	25%	25%
Loans secured with investments are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial loans
Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees. At March 31, 2010:
•	Commercial loans made up approximately 75% of our total loan portfolio.
•	Approximately 72% of commercial loans outstanding were for amounts of $10 million or less. On a percentage basis, the mix of loans by size was relatively unchanged from prior periods.
•	Approximately 91% of total commercial loans outstanding were floating rate loans.
Decreases in the commercial, financial, and agricultural (CFA) loans and commercial construction loans were offset partially by an increase in commercial mortgage loans during the quarter. The geographic distribution of loans remained similar to year-end.
Commercial loan balances

(dollars in millions)	At 3/31/10	At 12/31/09	% change
Commercial, financial, and agricultural loans	$2,539.1	$2,627.0	(3)%
Commercial real estate — construction loans	1,872.9	1,956.4	(4)%
Commercial mortgage loans	2,130.0	2,102.3	1%

Total commercial loans	$6,542.0	$6,685.7	(2)%
Commercial loans by geographic market

	At 3/31/10		At 12/31/09
		As a % of total		As a % of total
(dollars in millions)	Amount	commercial loans	Amount	commercial loans
Delaware market loans	$3,539.9	54%	$3,601.9	54%
Pennsylvania market loans	$1,632.1	25%	$1,696.3	25%
Maryland market loans	$690.7	11%	$684.2	10%
New Jersey market loans	$497.4	7%	$509.7	8%
Other market loans	$181.9	3%	$193.6	3%
Commercial, financial, and agricultural loans
Weak loan demand from continued recessionary conditions accounted for the decrease in CFA loan balances from year-end 2009. CFA loan balances at the end of the 2010 first quarter were $87.9 million, or 3%, lower than at year-end 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial construction loans
Commercial construction loan balances decreased $83.5 million, or 4%, from year-end 2009, mainly because several commercial construction projects were transferred to the commercial mortgage category. Generally, upon completion of a commercial construction project, a loan is transferred to the commercial mortgage category. Approximately $61.2 million of performing loans were transferred to the commercial mortgage category during the 2010 first quarter. Pay downs, charge-offs, and weak demand for commercial construction loans also contributed to the decrease. The quarter-end commercial construction portfolio composition by project type as well as by geographic breakdown remained similar to 2009 year-end.
Commercial construction loans by project type

(dollars in millions)	At 3/31/10		At 12/31/09
Residential	$953.2	51%	$983.3	51%
Land development	425.1	23%	434.9	22%
Retail and office	288.8	15%	344.0	18%
Owner-occupied	21.7	1%	28.0	1%
Multi-family	94.7	5%	81.2	4%
Other	89.4	5%	85.0	4%

Total	$1,872.9		$1,956.4
Commercial construction loans by geography

	At 3/31/10	At 12/31/09
Delaware	60%	59%
Pennsylvania	22%	23%
Maryland	7%	7%
New Jersey	9%	9%
Other	2%	2%
Commercial mortgage loans
Commercial mortgage loan balances increased $27.7 million, or 1%, from year-end 2009, mainly due to the transfer of approximately $61.2 million of commercial construction projects to the commercial mortgage category during the 2010 first quarter. The composition of the commercial mortgage portfolio by project type at the end of the quarter remained similar to the 2009 year-end composition. At March 31, 2010:
•	More than half of commercial mortgage loans were for owner-occupied properties.
•	Approximately 18% of commercial mortgage loans were for community shopping centers. The rest were for a variety of other types of commercial and industrial properties.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial mortgage loans by project type

(in millions)	At 3/31/10	At 12/31/09
Owner-occupied	$1,098.4	$1,096.5
Retail	376.7	368.8
Industrial	128.1	119.6
Office	185.8	156.8
Residential/land	88.7	90.3
Hotel	86.7	83.2
Other	165.6	187.1

Total commercial mortgage loans	$2,130.0	$2,102.3
The geographic distribution of the commercial mortgage portfolio at quarter-end 2010 remained consistent with year-end 2009.
Commercial mortgage loans by geography

	At 3/31/10	At 12/31/09
Delaware	57%	57%
Pennsylvania	21%	21%
Maryland	14%	14%
New Jersey	6%	6%
Other	2%	2%
Consumer loans
At March 31, 2010:
•	Consumer loan balances were 6% lower than at year-end 2009, with declines in all categories of consumer loans.
•	The largest decline was in the indirect lending category mainly in indirect automobile loans in the portfolio.
•	While consumer loan balances declined, the mix of consumer loans by geographic market was unchanged from year-end 2009. Most of our consumer loans continued to be associated with clients in Delaware, where we are the leading retail and commercial bank.
Consumer loan portfolio

(dollars in millions)	At 3/31/10	At 12/31/09	% change
Indirect loans	$548.2	$613.4	(11)%
Home equity loans	563.0	568.6	(1)%
Credit card loans	63.9	66.4	(4)%
Other consumer loans	144.4	160.5	(10)%

Total consumer loans	$1,319.5	$1,408.9	(6)%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Residential mortgage loans
We focus our residential mortgage lending activities in the state of Delaware, where we are among the leading originators of residential mortgages. Most of the residential mortgages we originate are traditional fixed rate conforming loans. We sell most of the fixed rate residential mortgages we originate into the secondary market, instead of retaining them in our portfolio. We do not engage in subprime residential mortgage lending.
Residential mortgage originations were considerably lower than in prior quarters. Despite a continuing favorable interest rate environment, first quarter 2010 demand for refinancing was lower than in 2009.
Residential mortgage originations

(dollars in millions)	2010 Q1	2009 Q4	2009 Q1
Dollar amount of originations	$38.5	$60.1	$102.3
Number of loans originated	161	249	457
Percentage for home purchase	32%	27%	15%
Percentage for refinancing	68%	73%	85%
Percentage of fixed rate originations	90%	96%	98%
Residential mortgage balances were down marginally from year-end 2009. Reductions in loan balances from payments of principal during the quarter were offset almost entirely by newly originated mortgages, which we chose to retain in our loan portfolio.
Residential mortgages

(dollars in millions)	At 3/31/10	At 12/31/09	% change
Residential mortgage balances	$428.2	$431.0	(1)%
DEPOSITS
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Most of our core deposits come from clients in Delaware, where we focus our consumer banking activities. Changes in core deposit balances, on average, primarily reflect trends in the Regional Banking business.
•	Non-core deposits, which include national brokered CDs and short-term borrowings. Non-core deposits are not associated with client activity, and changes in their balances do not reflect Regional Banking business trends. We use non-core deposits to augment core deposits to fund earning asset growth.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We discuss core deposits in this section. For more information about our use of national brokered CDs, read the liquidity, funding, and interest rate risk management discussions in this report.
At March 31, 2010, core deposit balances were $404.6 million lower than at year-end 2009. Most of this decrease was from a decrease in noninterest-bearing demand deposits, partially offset by an increase in interest-bearing demand deposits.
The decline in noninterest-bearing demand deposits during the quarter reflected period-end balance fluctuations that typically result from CCS client activity. It is not unusual for CCS client deposit levels to fluctuate significantly. Because these CCS client deposits can skew period-end balances, we generally consider average core deposit balances to be the better indicator of trends in the Regional Banking business.
On average, noninterest-bearing demand deposit balances were higher than for the corresponding year-ago period. For more detail on average core deposit balances, see the quarterly analysis of net interest income that appears between the net interest margin and the noninterest income discussions in this report.
Regional Banking and WAS clients accounted for most of the growth in interest-bearing demand deposits. This growth was spurred by client demand for the safety of insured funds amid economic uncertainty and financial market volatility.
Core deposits

(dollars in millions)	At 3/31/10	At 12/31/09	% change
Noninterest-bearing demand deposits	$676.7	$1,470.6	(54)%
Savings deposits	930.6	921.5	1%
Interest-bearing demand deposits	3,980.9	3,590.7	11%
CDs < $100,000	1,003.8	1,000.6	—%
Local CDs ≥ $100,000	123.7	136.9	(10)%

Total core deposits	$6,715.7	$7,120.3	(6)%

Percent from Delaware clients	80%	77%
Percent from Pennsylvania clients	6%	7%
Percent from Maryland clients	12%	11%
Percent from New Jersey clients	1%	1%
Percent from clients in other markets	1%	4%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Core deposit balances, on average

(in millions)	2010 Q1	2009 Q4
Noninterest-bearing demand deposits	$1,307.5	$1,219.5
Total core deposits	$7,239.4	$6,741.2
We include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not national, wholesale, or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash. Balances of these CDs decreased during the 2010 first quarter, as customer demand declined.
NET INTEREST INCOME
Net interest income for the 2010 first quarter was lower than for the year-ago first quarter, mainly because loan balances and investment securities balances, on average, declined. The effects of these declines were mitigated partially by reductions in the cost of the funds used to support earning assets. Other factors that affected net interest income in the first quarter included an increase in nonperforming assets and a decrease in market interest rates since the 2009 first quarter.
Net interest income

(dollars in millions)	2010 Q1	2009 Q1
Interest income	$97.5	$117.1
Interest expense	22.8	38.6

Net interest income	$74.7	$78.5
Percent generated by Regional Banking	90%	93%
Most of our net interest income comes from the Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services. For more information about the allocation of net interest income among the three businesses, read Note 14, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NET INTEREST MARGIN
Although the net interest margin declined from the 2009 fourth quarter, it improved 16 basis points from the 2009 first quarter to 3.03%.

Net interest margin	2010 Q1	2009 Q4	2009 Q3	2009 Q2	2009 Q1
Quarterly margin (not annualized)	3.03%	3.12%	3.19%	3.14%	2.87%
Since the year-ago first quarter, our net interest margin has been affected by:
•	Our asset-sensitive interest rate risk position. When market interest rates change, our floating rate assets reprice more quickly than our floating rate liabilities. The pricing on most of our floating rate loans adjusts within 30 to 45 days of the rate change – but it typically takes 90 to 120 days for the corresponding pricing adjustments to occur on our floating rate liabilities. Certain market interest rates, particularly LIBOR, continued to decline throughout 2009 and, while floating rate loans generally adjusted within 30 to 45 days, our variable rate liability repricing lagged. During the 2010 first quarter, as compared to the 2009 first quarter, we saw some of the lag effect on our overall liability pricing from variable rate deposit repricing as well as higher rate CD maturities. Growth in core deposit balances, on average, particularly noninterest-bearing deposits, lowered our funding costs by reducing our need for national brokered CDs and other non-core sources of funds. Core deposits, on average, increased $1.33 billion over the prior year first quarter, while average national brokered certificates decreased $763 million and average short-term borrowings decreased $1.61 billion.

•	Higher nonperforming assets.

•	Interest rate floors on most new and renewing loans, a practice we initiated in the first quarter of 2009.
More information about changes in our earning asset yields and cost of funds appears in this report in the following analysis of net interest income, the analysis of changes in interest income and expense due to volume and rate, and the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME
(dollar amounts in millions; rates on a tax-equivalent basis)

	2010 first quarter			2009 first quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Earning assets:

Interest-bearing deposits in other banks	$380.2	$0.2	0.22%	$270.8	$0.2	0.35%
Federal funds sold and securities purchased under agreements to resell	3.3	—	0.25	31.5	0.1	1.22

Total short-term investments	383.5	0.2	0.22	302.3	0.3	0.45

U.S. Treasury securities	230.4	0.1	0.22	60.9	0.1	0.99
Government agency securities	192.1	0.7	1.44	398.4	3.6	3.68
Obligations of state and political subdivisions [1]	5.4	0.1	8.91	6.6	0.1	8.82
Preferred stock [1]	20.6	0.5	8.98	20.6	0.5	9.61
Mortgage-backed securities	234.3	2.5	4.30	589.4	6.7	4.58
Other securities [1]	144.4	2.1	6.01	252.4	3.0	4.79

Total investment securities	827.2	6.0	2.94	1,328.3	14.0	4.28

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26.8	—	0.05	20.2	0.1	1.66

Commercial, financial, and agricultural loans	2,567.4	26.1	4.13	2,853.4	30.0	4.27
Real estate — construction loans	1,912.9	16.5	3.50	1,950.7	17.6	3.67
Commercial mortgage loans	2,124.3	22.0	4.20	1,911.6	20.9	4.43

Total commercial loans	6,604.6	64.6	3.97	6,715.7	68.5	4.14

Residential mortgage loans	426.8	5.4	5.13	573.8	8.0	5.64
Consumer loans	1,365.4	18.6	5.53	1,686.4	23.6	5.67
Loans secured with investments	431.5	3.1	2.86	542.8	3.1	2.30

Total retail loans	2,223.7	27.1	4.94	2,803.0	34.7	5.01

Total loans [1,2]	8,828.3	91.7	4.21	9,518.7	103.2	4.40

Total earning assets at historical cost	$10,065.8	$97.9	3.95%	$11,169.5	$117.6	4.27%

Fair value adjustment on investment securities available for sale	(12.1)			(53.7)

Total earning assets	$10,053.7			$11,115.8

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees. Note: Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME (CONTINUED)
(dollar amounts in millions; rates on a tax-equivalent basis)

	2010 first quarter			2009 first quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Funds supporting earning assets:

Savings deposits	$925.1	$2.1	0.94%	$895.2	$3.7	1.68%
Interest-bearing demand deposits	3,872.1	2.9	0.30	2,813.7	2.7	0.39
Certificates under $100,000	1,002.3	5.6	2.28	1,099.8	8.2	3.05
Local certificates $100,000 and over	132.4	0.7	2.01	209.0	1.5	2.84

Total core interest-bearing deposits	5,931.9	11.3	0.77	5,017.7	16.1	1.30
National brokered certificates	1,255.0	2.9	0.95	2,017.8	12.6	2.54

Total interest-bearing deposits	7,186.9	14.2	0.80	7,035.5	28.7	1.66

Federal funds purchased and securities sold under agreements to repurchase	313.4	0.2	0.23	1,938.9	1.5	0.30
U.S. Treasury demand deposits	—	—	—	6.8	—	—
Line of credit and other debt	28.0	0.5	6.55	3.2	—	3.52

Total short-term borrowings	341.4	0.7	0.75	1,948.9	1.5	0.31

Long-term debt	443.2	7.9	7.23	469.0	8.4	7.23

Total interest-bearing liabilities	7,971.5	22.8	1.16	9,453.4	38.6	1.66

Other noninterest funds	2,094.3	—	—	1,716.1	—	—

Total funds used to support earning assets	$10,065.8	$22.8	0.92%	$11,169.5	$38.6	1.40%

Net interest income/margin [2]		75.1	3.03%		79.0	2.87%

Tax-equivalent adjustment [1]		(0.4)			(0.5)

Net interest income		$74.7			$78.5

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note: Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	First quarter 2010 vs. 2009
	Increase/(decrease) due to changes in
(in millions)	Volume [2]	Rate [3]	Total
Interest income:
Interest-bearing deposits in other banks	$0.1	$(0.1)	$—
Federal funds sold and securities purchased under agreements to resell	(0.1)	—	(0.1)

Total short-term investments	—	(0.1)	(0.1)

U.S. Treasury securities	0.4	(0.4)	—
Government agency securities	(1.9)	(1.0)	(2.9)
Obligations of state and political subdivisions [1]	—	—	—
Preferred stock [1]	—	—	—
Mortgage-backed securities	(4.0)	(0.2)	(4.2)
Other securities [1]	(1.3)	0.4	(0.9)

Total investment securities	(6.8)	(1.2)	(8.0)

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	—	(0.1)	(0.1)
Commercial, financial, and agricultural loans	(3.0)	(0.9)	(3.9)
Real estate — construction loans	(0.3)	(0.8)	(1.1)
Commercial mortgage loans	2.3	(1.2)	1.1

Total commercial loans	(1.0)	(2.9)	(3.9)
Residential mortgage loans	(2.0)	(0.6)	(2.6)
Consumer loans	(4.5)	(0.5)	(5.0)
Loans secured with investments	(0.6)	0.6	—

Total retail loans	(7.1)	(0.5)	(7.6)

Total loans net of unearned income	(8.1)	(3.4)	(11.5)

Total interest income	$(14.9)	$(4.8)	$(19.7)

Interest expense:
Savings deposits	$0.1	$(1.7)	$(1.6)
Interest-bearing demand deposits	1.0	(0.8)	0.2
Certificates under $100,000	(0.7)	(1.9)	(2.6)
Local certificates $100,000 and over	(0.5)	(0.3)	(0.8)

Total core interest-bearing deposits	(0.1)	(4.7)	(4.8)
National brokered certificates	(4.8)	(4.9)	(9.7)

Total interest-bearing deposits	(4.9)	(9.6)	(14.5)
Federal funds purchased and securities sold under agreements to repurchase	(1.2)	(0.1)	(1.3)
Line of credit and other debt	0.2	0.3	0.5

Total short-term borrowings	(1.0)	0.2	(0.8)
Long-term debt	(0.5)	—	(0.5)

Total interest expense	(6.4)	(9.4)	(15.8)

Change in net interest income	$(8.5)	$4.6	$(3.9)

[1]	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST INCOME
Noninterest income for the 2010 first quarter was lower than for the year-ago first quarter, mainly because:
•	$18.0 million of other-than-temporary impairments on investment securities were recorded as reductions in noninterest income. In comparison, we recorded $4.5 million of other-than-temporary impairments on investment securities in the 2009 first quarter.
•	WAS revenue was lower, mainly due to our decision to waive money market mutual fund fees.
Partially offsetting the OTTI securities charge and the lower WAS revenue was an increase in CCS revenue.
Noninterest income continues to grow as a percentage of combined net interest income and noninterest income.  CCS and WAS advisory fees continued to account for the majority of our noninterest income.
Noninterest income

(dollars in millions)	2010 Q1	2009 Q1
Noninterest income [1]	$107.3	$103.1
Net interest income (before provision for loan losses)	$74.7	$78.5
Noninterest income as a percentage of combined net interest income (before provision for loan losses) and noninterest income [1]	59%	57%

[1]	After amortization of affiliate intangibles, excluding securities gains/(losses)
THE CORPORATE CLIENT SERVICES BUSINESS
We report three components of Corporate Client Services revenue:
•	Global corporate trust services revenue — Fees for these services are based on the complexity and duration of the services we provide, not on asset valuations. We perform most of these services under multiyear contracts. In December 2009, we combined the formerly separate capital markets and entity management revenue lines into a single category called global corporate trust services. We adjusted prior period amounts presented in this report to reflect this change.
•	Retirement services revenue — A portion of this revenue is based on the market valuations of retirement plan assets and collective funds for which we are trustee. The remainder is based on the level of service we provide.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	Investment and cash management services revenue — This revenue is based on money market fund balances and the market valuations of investment-grade fixed income instruments.
For more information about the CCS business, read the CCS discussion in our 2009 Annual Report on Form 10-K.
CCS in the first three months of 2010
Total CCS revenue increased 21% from the 2009 first quarter, mainly due to an increase in both retirement services revenue and global corporate trust services revenue.
Corporate Client Services revenue

(in millions)	2010 Q1	2009 Q1
Global corporate trust services	$23.0	$19.4
Retirement services	21.5	16.1
Institutional investment/cash management services	3.5	4.1

Total Corporate Client Services revenue	$48.0	$39.6
Global corporate trust services revenue was 19% higher than for last year’s first quarter, mainly due to continued strong demand for successor loan agency services, default and bankruptcy administration services, and high-yield corporate debt services. CCS is providing successor trustee services, serving on the creditors’ committee, and/or providing other services for most of the largest U.S. bankruptcies filed in recent years, including for Lehman Brothers, General Motors, LyondellBasel Industries, General Growth Properties, Capmark Financial Group, Citidel Broadcasting Corporation, and others.
Retirement services revenue was 34% higher than for last year’s first quarter, reflecting the effect of improved market values of retirement services assets under management, combined with new business. Much of the new business development was in collective investment fund services and services that support defined contribution plans. Partially offsetting the increase in retirement services revenue was a corresponding increase in retirement services subadvisor expense, which we discuss in the noninterest expense section of this report. Retirement services subadvisor expense was $9.9 million for the 2010 first quarter, compared to $6.7 million for the 2009 first quarter.
At March 31, 2010, CCS assets under management were $15.8 billion, compared to $9.8 billion at March 31, 2009. For more information about this, read the assets under management and administration discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CCS profitability increased in the 2010 first quarter, primarily because revenue was higher.
Corporate client services operating income

(in millions)	2010 Q1	2009 Q1
Segment operating net income	$7.1	$4.0
For more information about CCS operating net income, please read Note 14, “Segment reporting,” in this report.
THE WEALTH ADVISORY SERVICES BUSINESS
We report three components of Wealth Advisory Services revenue:
•	Trust and investment advisory revenue — This category consists of fees for asset management, asset allocation, and trust management services. These fees are based on the market valuations of the assets we manage, direct, or hold in custody for clients. These fees are affected by movements in financial markets such as the Dow Jones Industrial Average, the Standard & Poor’s 500 (S&P 500), NASDAQ, and others. Changes in trust and investment advisory revenue may or may not correlate directly with financial market movements, depending on the mix of assets in client accounts.
•	Planning and other services revenue — This category consists of fees from family office, financial planning, estate settlement, tax, and other services. These fees are based on the level and complexity of the services we provide, regardless of the value of any associated assets. These fees can vary widely in amount, and portions may be nonrecurring. It is not unusual for revenue from these services to fluctuate from one reporting period to another.
When family office clients use our asset management services, the associated fees are based on market valuations and recorded as trust and investment advisory revenue.
•	Mutual fund revenue — Most of our mutual fund fees are tied to money market mutual funds and cash balances. Consequently, equity market movements typically have little, if any, effect on this category of revenue.
For more information about the WAS business, read the WAS discussion in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
WAS in the first three months of 2010
In the 2010 first quarter, an increase in trust and investment advisory services revenue was offset by decreases in both mutual fund and planning and other services revenue.
Wealth Advisory Services revenue

(in millions)	2010 Q1	2009 Q1
Trust and investment advisory revenue	$34.4	$31.1
Mutual fund revenue	0.9	7.5
Planning and other services revenue	8.8	10.9

Total Wealth Advisory Services revenue	$44.1	$49.5
Revenue from trust and investment advisory services benefited from increases in the market values of WAS client assets under direction and administration, combined with new business development. Trust and investment advisory revenue was 11% higher than for the 2009 first quarter.
Mutual fund revenue declined significantly from the 2009 first quarter. This decrease was attributable to mutual fund fee waivers. In order to maximize returns for our clients, management began waiving fees on money market mutual funds in the 2009 second quarter, as low market interest rates caused yields to reach historic lows. These waivers reduced WAS mutual fund revenue by $4.4 million in the 2010 first quarter. Decreases in mutual fund balances also contributed to the decline in mutual fund revenue.
Planning and other services revenue was lower than for the year-ago first quarter, mainly due to lower revenue from business management firm Grant Tani Barash & Altman (GTBA). Revenue from GTBA declined because we sold 80% of the ownership interests in GTBA to its principals on February 16, 2010. As part of this transaction, future profit distributions to us were limited by the agreement. In 2009, revenue from GTBA was approximately $3.4 million per quarter. The ownership reduction does not affect the client bases of either company, or our family office capabilities. We continue to offer family office services to high-net-worth clients throughout the United States from our offices on the East Coast and in Los Angeles. In addition, we expect to continue to work with GTBA to leverage our collective expertise on strategic, tactical, and industry issues, and to provide services to specific client segments, including entertainers and athletes. For more information about GTBA, please read Note 1, “Accounting and reporting policies,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
WAS profitability decreased in the 2010 first quarter, primarily because WAS revenue declined, and because the portion of the provision for loan losses attributed to WAS increased.
Wealth advisory services operating income

(in millions)	2010 Q1	2009 Q1
Segment operating net (loss)/income	$(2.4)	$2.3
For more information about WAS operating net income, please read Note 14, “Segment reporting,” in this report.
ASSETS UNDER MANAGEMENT AND ADMINISTRATION
We report two types of client assets:
•	Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of our AUM are associated with WAS clients.
•	Assets under administration (AUA). These are assets we hold in custody, or for which we serve as fiduciary, on behalf of clients. Most of our AUA are associated with CCS retirement services clients.
Because we provide a variety of services in addition to asset management and custody, and because most of the assets we manage or administer are held in trusts, changes in amounts of AUM or AUA do not necessarily indicate that we have gained or lost business. Consequently, we believe that changes in revenue, rather than changes in AUM or AUA, are the better indicators of trends in the WAS and CCS businesses. For more information about this, read the AUM and AUA discussion in our 2009 Annual Report on Form 10-K.
Client assets at Wilmington Trust 1

(in billions)	At 3/31/10	At 12/31/09	At 3/31/09
WAS assets under management	$26.5	$27.0	$24.4
CCS assets under management	15.8	15.1	9.8

Total Wilmington Trust assets under management	$42.3	$42.1	$34.2

WAS assets under administration	$23.9	$24.8	$11.4
CCS assets under administration	83.0	81.7	76.6

Total Wilmington Trust assets under administration	$106.9	$106.5	$88.0

Combined AUM and AUA at Wilmington Trust	$149.2	$148.6	$122.2

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	In general, WAS AUM increased as a result of improved market valuations. This increase was offset by a $0.5 million reduction in WAS assets during the 2010 first quarter for assets that were previously reflected within the WAS AUM that are now reflected within the CCS business.
•	The increase in CCS AUM at the end of the 2010 first quarter over prior periods was caused primarily by new business as well as improved market value of the assets managed by CCS. In addition, $0.5 million of assets that were previously reflected within WAS assets are now reflected within the CCS business. Routine fluctuations in CCS client accounts can also cause increases and decreases in AUM. Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
The investment mix remained similar to the mix at year-end 2009, but reflects a shift from the prior year first quarter. The increase in the percentage of client assets invested in equities from prior year first quarter reflects an increase in the market valuation of equity securities.

Investment mix of Wilmington Trust AUM [1]	At 3/31/10	At 12/31/09	At 3/31/09
Equities	41%	40%	34%
Fixed income	33%	34%	36%
Cash and cash equivalents	16%	15%	19%
Other assets	10%	11%	11%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York.
•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis.
Affiliate money manager revenue

(in millions)	2010 Q1	2009 Q1
Total revenue from affiliate money managers (net of expenses)	$4.8	$2.2
The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. We do not consolidate CRM or RCM in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. For more information about CRM and RCM, read the rest of this affiliate money managers discussion in this report, Note 14, “Segment reporting,” in this report, and Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cramer Rosenthal McGlynn
Revenue from CRM for the 2010 first quarter was higher than for the 2009 first quarter because:
•	New business increased AUM and the corresponding fees.
•	Market improvements during 2009 and the 2010 first quarter increased client asset valuations and the corresponding fees.
Revenue from CRM

(in millions)	2010 Q1	2009 Q1
Revenue (net of expenses)	$4.7	$3.0
Changes in ownership position and CRM AUM

(dollars in billions)	At 3/31/10	At 12/31/09	At 3/31/09
CRM assets under management	$13.0	$11.9	$7.4
Wilmington Trust’s ownership position	79.75%	79.75%	80.99%
Roxbury Capital Management
RCM revenue for the 2010 first quarter was higher than for the year-ago first quarter because:
•	RCM continued its efforts to reduce expenses and improve profitability.
•	Market improvements during 2009 and the 2010 first quarter increased client asset valuations and the corresponding fees.
Revenue from RCM

(in millions)	2010 Q1	2009 Q1
Revenue (net of expenses)	$0.1	$(0.8)
Changes in ownership position and RCM AUM

(dollars in billions)	At 3/31/10	At 12/31/09	At 3/31/09
RCM assets under management	$1.6	$1.7	$1.3
Wilmington Trust’s ownership position:
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%
Ownership of Class B interests	67%	67%	50%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST EXPENSE
Noninterest expense for the 2010 first quarter was $131.5 million, an increase of 4.0% from the 2009 first quarter.
Staffing-related costs continued to account for the majority of our total noninterest expense. Total staffing-related expense was $1.7 million, or 2%, higher than for the year-ago first quarter. We had 2,821 full-time-equivalent staff members at March 31, 2010. This was 124 fewer than at March 31, 2009. Much of this decline was associated with our reduced ownership position in GTBA.  Prior to this change, GTBA’s revenue and expenses were consolidated in Wilmington Trust’s financial statements, and GTBA staff members were counted as Wilmington Trust staff members. Because we reduced our ownership position in GTBA on February 16, 2010, midway through the 2010 first quarter, the associated decline in expenses will not be reflected fully until the 2010 second quarter.  GTBA’s operations accounted for approximately $3.0 million of noninterest expense per quarter in 2009. For more information about GTBA, please read Note 1, “Accounting and reporting policies,” in this report. Additionally, some of the decline in staffing is due to the closure of our collateralized debt obligation and conduit services business at the end of the 2009 first quarter.
Staffing-related expense

(dollars in millions)	2010 Q1	2009 Q1
Total staffing-related expenses	$72.4	$70.7
Staffing-related expense as a percentage of total noninterest expense	55%	56%
The increase in total staffing related expense was attributable to an uncharacteristically low incentive and bonus expense in the 2009 first quarter. 2009 first quarter expense was lower because incentives and bonuses reflected downward adjustments that were made to align amounts accrued in 2008 with payments actually made in 2009.
Other factors that contributed to the increase in noninterest expense during the quarter were:
•	Higher retirement services subadvisor expense, which was a direct result of new business in the CCS retirement services business line. We discuss the increase in CCS retirement services revenue in the CCS business discussion.
•	An increase in insurance expense resulting from higher Federal Deposit Insurance Corporation (FDIC) premiums. Our FDIC insurance expense was $5.5 million for the 2010 first quarter, compared to $3.3 million for the same period in 2009. Higher FDIC insurance expense in the 2010 first quarter reflected growth in average core deposits between the two periods, as well as an industry-wide premium increase and a revision to the methodology that the FDIC uses to calculate premiums, that were implemented in the 2009 second quarter. The FDIC has proposed changes to the calculation of the assessment base that could increase premiums in future periods.
•	A $2.8 million charge recorded in the 2009 first quarter that stemmed from an error during a systems conversion.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
INCOME TAXES
Our effective tax rate for the 2010 first quarter was 35.96%, compared with 33.94% for the 2009 first quarter. For more information about our income taxes, read Note 13, “Income taxes,” in this report.
CAPITAL RESOURCES
We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with existing and impending regulatory requirements, and provide for future growth. We review our capital position and make adjustments as needed to ensure we can achieve these objectives. Our wholly owned bank subsidiaries are the main users of our capital, and they are subject to regulatory capital requirements. The CCS and WAS businesses are not as capital-intensive. Neither CCS nor WAS is subject to regulatory capital requirements, although some of our trust agreements specify certain capital requirements.
During the 2010 first quarter, we completed an underwritten public offering of 21,706,250 shares of common stock. The offering was priced at $13.25 per share and raised $274.0 million, net of $13.7 million of underwriting discounts and commissions. The proceeds qualify as both tangible common equity and regulatory Tier 1 capital and will be used for general corporate purposes.
Our capital at March 31, 2010, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the CPP in December 2008. We will pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we will accrete over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. For the 2010 first quarter, the accretion of the discount was $0.4 million. For more information about this, read Note 4, “Earnings per share,” in this report.
Capital strength

	Three months ended	Year ended
(dollars in millions)	3/31/10	12/31/09
Common stockholders’ equity (period end)	$1,230.3	$983.4
Common stockholders’ equity (on average)	$1,097.4	$1,009.0
Loss on average common stockholders’ equity (annualized)	(10.79)%	(0.44)%
Loss on average assets (annualized)	(1.07)%	(0.04)%
The increased loss from prior periods in the return on common stockholders’ equity and the return on average assets reflected the continued economic pressures we experienced during the 2010 first quarter. These pressures resulted in an increase in the provision for loan losses and investment securities impairment charges, both of which reduced net income and, therefore, our ability to generate capital through retained earnings.
On April 21, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.01 per common share. This dividend will be paid on May 17, 2010, to shareholders of record on May 3, 2010.
Capital ratios
At March 31, 2010, all of Wilmington Trust Corporation’s and Wilmington Trust Company’s regulatory capital ratios were higher than at year-end and were higher than historic levels. All of our capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered well capitalized, both including and excluding the proceeds from our first quarter 2010 equity offering and the CPP funds we received in December 2008. The Federal Reserve Board’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance-sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital,” in our 2009 Annual Report on Form 10-K.
Regulatory capital ratios

	At	At	At	Minimum to be
	3/31/10	12/31/09	3/31/09	well capitalized
Total risk-based capital	17.58%	14.31%	14.15%	10%
Tier 1 risk-based capital	12.90%	9.86%	9.40%	6%
Tier 1 leverage capital	12.25%	10.10%	9.02%	5%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amounts of regulatory capital

	At 3/31/10		At 12/31/09
		Minimum to		Minimum to
		be well		be well
(dollars in millions)	WL capital	capitalized	WL capital	capitalized
Total risk-based capital	$1,807.1	$1,028.2	$1,568.8	$1,095.9
Tier 1 risk-based capital	$1,326.0	$616.9	$1,080.1	$657.6
Tier 1 leverage capital	$1,326.0	$541.5	$1,080.1	$534.5
Two of the tools we use to measure the adequacy of our capital are the tangible common equity-to-assets (TCE) ratio and the Tier 1 common equity ratio. Both of these ratios improved from year-end 2009 because of the common stock offering in the first quarter.
Tangible common equity

	At	At
(dollars in millions)	3/31/10	12/31/09
Total equity	$1,554.0	$1,307.1
Less:
Preferred stock	323.7	323.3
Noncontrolling interest	—	0.4
Goodwill	359.6	363.2
Other intangible assets	34.2	40.2

Tangible common equity	$836.5	$580.0

Total assets	$10,622.1	$11,097.1
Less:
Goodwill	359.6	363.2
Other intangible assets	34.2	40.2

Tangible assets	$10,228.3	$10,693.7

TCE ratio	8.18%	5.42%
Tier 1 common equity

	At	At
(dollars in millions)	3/31/10	12/31/09
Tier 1 capital	$1,326.0	$1,080.1
Less preferred stock	323.7	323.3

Tier 1 common equity	$1,002.3	$756.8

Total risk-weighted assets	$10,281.7	$10,959.4

TCE ratio	9.75%	6.91%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The TCE ratio and the Tier 1 common equity ratio are non-GAAP disclosures. We believe they are useful tools because they reflect the level of capital we have available to withstand unexpected market conditions. In addition, they are measures that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
The tables above reconcile tangible common equity, Tier 1 common equity, and tangible assets as of March 31, 2010, and December 31, 2009, to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Because the TCE ratio and the Tier 1 common equity ratio are non-GAAP disclosures, some limitations are inherent in their use. They may not offer relevant comparisons to other companies. In addition, other companies might calculate these ratios differently. Consequently, the TCE ratio and the Tier 1 common equity ratio should not be considered in isolation, or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. We calculate our TCE ratio by using a numerator of stockholders’ equity (excluding preferred stock and the noncontrolling interest) minus the sum of goodwill and other intangibles. The denominator we use is total assets minus the sum of goodwill and other intangibles. We calculate our Tier 1 common equity ratio using a numerator of Tier 1 capital minus preferred stock. The denominator we use is total risk-weighted assets.
Share repurchase program
Our current share repurchase plan, which was authorized by our Board of Directors in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust common stock. Our share repurchase activity reflects how we choose to deploy capital, and our decisions are not driven solely by share price.
We did not repurchase any of our shares under this program during the 2010 first quarter. We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators.

Current repurchase plan activity	At 3/31/10	At 12/31/09	At 3/31/09
Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amounts in the table above do not match the amounts reported under Part II, Item 2, in this report, because those amounts include shares we receive when recipients of stock-based compensation tender their shares to exercise their options or to cover payroll taxes on restricted stock vesting. We consider those types of share acquisitions to be outside the parameters of our authorized share repurchase plan, because those shares are not trading on the open market when we acquire them.
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
In addition, we maintain a contingency funding plan (CFP). The CFP articulates various internal and external scenarios that could create or exacerbate liquidity risk, outlines potential outcomes in each scenario, and specifies strategies to employ in response. We use the guidelines in the CFP to stress-test our liquidity position in a normal operating scenario, a moderately disruptive scenario, a severely disruptive scenario, and a crisis scenario. Response strategies in the CFP identify alternative funding sources and our borrowing capabilities for each. The plan allows for adjusting the borrowing capacities, depending on the stress scenario and the funding source.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
For more information on our liquidity and funds management practices, and liquidity risk scenarios, read the discussion of liquidity and funding in our 2009 Annual Report on Form 10-K.
Liquidity in the first three months of 2010
Sources of liquidity

(in millions)	At 3/31/10	At 12/31/09
Core deposit balances	$6,715.7	$7,120.3
National brokered CDs	1,107.6	1,270.6
Short-term borrowings	457.5	603.8
Long-term debt	443.5	442.9
Wilmington Trust stockholders’ equity	1,554.0	1,306.7
Investment securities	765.0	860.5
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB) [1]	596.1	635.9
Unused borrowing capacity secured with collateral from the Federal Reserve	2,543.9	2,469.9

Total	$14,183.3	$14,710.6

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown are based on financial information as of December 31, 2009, and September 30, 2009, respectively. We expect our actual unused FHLB borrowing capacity at March 31, 2010, to be less than the amount shown, because our asset levels at March 31, 2010, were lower than at December 31, 2009.
For more information about our long-term debt, read Note 11, “Borrowings,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
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
The mix between national brokered CDs and short-term borrowings can change over time and depends on our maturity and pricing needs.
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
Our funding mix shifted slightly during the 2010 first quarter. An increase in funding from our common stock issuance, combined with decreases in our investment and loan portfolio balances, reduced the need for non-core funding during the quarter. End-of-quarter core deposits were lower than at year-end 2009, mainly due to a decrease in noninterest-bearing demand deposits associated primarily with transactional deposits by CCS clients.
At March 31, 2010, all of the underlying deposits in our national brokered CDs were from individual depositors.
Selected asset and liability balance changes

(in millions)	At 3/31/10	At 12/31/09	$ change	% change
Total investment balances	$765.0	$860.5	$(95.5)	(11)%

Total loan balances	$8,715.6	$8,967.2	$(251.6)	(3)%

Core deposit balances	$6,715.7	$7,120.3	$(404.6)	(6)%

National brokered CDs	$1,107.6	$1,270.6	$(163.0)	(13)%
Short-term borrowings	457.5	603.8	(146.3)	(24)%

Total non-core funding	$1,565.1	$1,874.4	$(309.3)	(17)%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On average, the percentage of funding from core deposits increased during the 2010 first quarter, while the percentage from non-core funding decreased. This shift was caused by the increase in average noninterest-bearing demand deposits, mainly from CCS client activity.
Funding for the three months ended March 31 (on average)

	2010	2009
Percentage from core deposits	82%	60%
Percentage from non-core funding:
Percentage from national brokered CDs	14%	20%
Percentage from short-term borrowings	4%	20%

Total percentage from non-core funding	18%	40%
Loan-to-deposit ratio	104%	120%
For more information about our funding strategy, read the funding and liquidity risk discussion in our 2009 Annual Report on Form 10-K. For more information about how we manage interest rate risk, read the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
Credit ratings
Fitch Ratings and Standard & Poor’s downgraded the credit ratings of Wilmington Trust Corporation and Wilmington Trust Company during the 2010 first quarter. We do not expect these downgrades to have any significant effect on our operations, financial condition, or business prospects.
Wilmington Trust Corporation

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 1/29/10)	(As of 4/24/09)	(As of 2/1/10)
Outlook	Negative	Negative	Negative
Issuer rating (long-term/short-term)	BBB+/F2	Baa3 / *	BB+/ B
Subordinated debt	BBB	Ba1	BB-

*	No rating in this category
Wilmington Trust Company

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 1/29/10)	(As of 4/24/09)	(As of 2/1/10)
Outlook	Negative	Negative	Negative
Bank financial strength	C	C-	*
Issuer rating (long-term/short-term)	BBB+/F2	Baa2	BBB-/A-3
Bank deposits (long-term/short-term)	A-/F1	Baa2/P-2	BBB-/A-3

*	No rating in this category

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CREDIT RISK AND ASSET QUALITY
At March 31, 2010:
•	Loans accounted for 82% of our assets.
•	Investment securities accounted for 7% of our assets. For more information about the quality of these assets, read the investment portfolio discussion and Note 10, “Investment securities,” in this report.
•	Most of our asset risk remained tied to credit (lending) risk.
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
How we mitigate credit risk
To mitigate credit risk, we:
•	Employ rigorous loan underwriting standards and apply them consistently.
•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans or acquiring other banks.
•	Make the majority of our loans within Regional Banking’s mid-Atlantic geographic footprint, in markets we know well.
•	Focus on building long-term relationships with clients, instead of merely increasing transaction volumes.
•	Typically obtain collateral and personal guarantees from commercial borrowers.
•	Monitor the loan portfolio to identify potential problems.
•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.
•	Perform an internal risk-rating analysis that classifies all loans outstanding into one of four primary categories of risk, with gradations in each category. We apply these classifications consistently and we analyze migrations within the classifications quarterly. This system has helped us develop adequate loan loss reserves for many years. The four risk categories are:
•	Pass: Loans with no current or potential problems.
•	Watchlist: Accruing loans that are potentially problematic.
•	Substandard: Accruing or nonaccruing loans with identified weaknesses and some probability of loss.
•	Doubtful/loss: Nonaccruing loans with a high probability of loss, or which we have charged off.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In addition, we divide credit risk-related responsibilities among different groups of staff members, including lending, loan recovery, credit policy and administration, appraisal, and credit review staff members. These groups have different reporting relationships:
•	The lending group is part of our Regional Banking business, and its reporting relationships follow the Regional Banking organizational structure.
•	The credit policy and administration group reports directly to our chairman and chief executive officer. Loan recovery and appraisal staff members are part of this group.
•	The credit review group functions independently and reports directly to the Audit Committee of our Board of Directors.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For consumer and residential mortgage loans, we identify problems primarily by reviewing payment performance. We do not assign risk ratings to loans in these portfolios.
For commercial loans and loans secured with investments, the process is more complex, and it involves a high degree of management review and judgment.
Every commercial loan (and loan secured with investments) receives an initial risk rating that is assigned by the client relationship manager. It is the client relationship manager’s responsibility to identify deterioration in the quality of a loan, as soon as such conditions are known or suspected, by changing the loan’s assigned risk rating. The independent credit review group examines and confirms these risk ratings to ensure that they reflect the risk profile of the portfolio accurately.
For each significant potential problem loan in the commercial and secured with investments portfolios, the client relationship manager prepares a written summary that contains information about the borrower’s financial performance, payment history, and collateral position, as well as an action plan for managing the credit. These summaries are reviewed and discussed by lending staff members in each of our Regional Banking markets at quarterly loan quality meetings. Depending on a credit’s risk profile, Regional Banking managers may ask loan recovery staff members to consult on, or assume responsibility, for managing the credit.
When we downgrade a loan to a substandard rating, we require loan recovery staff members, at a minimum, to consult on the loan. When a substandard loan’s risk profile deteriorates, or when the risk rating is lower than substandard, we transfer the client relationship from the lending unit to our loan recovery unit. Exceptions to this policy must be approved by the manager of the division in which the loan resides and by the loan recovery group.
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
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
How we manage problem loans
When a loan becomes 30 or more days past due, we consider it a sign of a possible problem, and we increase our monitoring of that loan in an effort to prevent more severe delinquency. When a loan becomes 90 or more days past due, or if it has been identified as a potential problem loan, we may take one or more of the following steps:
•	Confirm the loan’s assigned risk rating.
•	Review our collateral position and valuations.
•	Allocate an appropriate incremental amount to the reserve for loan losses.
•	Transfer all or part of the loan relationship to nonaccruing status.
•	Renegotiate all or part of the loan’s terms.
•	Foreclose on real property or accept a deed to real property in lieu of foreclosure, and record the property’s value as other real estate owned (OREO).
•	Charge off all or part of the loan.
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
We update our reserve allocations quarterly. If necessary, we adjust the reserve by increasing or decreasing the provision for loan losses. For more information about how we establish the reserve, read the loan loss reserve and loan loss provision section and Note 7, “Reserve for loan losses,” in this report.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
Credit quality in the first quarter of 2010
Nonperforming assets increased during the 2010 first quarter, as did loans past due 90 days or more. The provision for loan losses, net charge-offs, and the net charge-off ratio, although higher than the 2009 first quarter, were all lower than for the 2009 fourth quarter. Despite some positive trends in the economy, economic conditions in Delaware are improving more slowly than elsewhere in the mid-Atlantic region.
The ratios in the table below illustrate how credit quality has changed over the past 12 months. The events and business conditions that caused the changes in these ratios are discussed in detail in the sections that follow.
Selected credit quality ratios

	At 3/31/10	At 12/31/09	At 3/31/09
Loan loss reserve ratio	3.44%	2.80%	1.77%
Nonperforming assets ratio (including OREO)	6.29%	5.76%	2.66%
Accruing loans past-due 90 days or more ratio	0.46%	0.34%	0.31%
Quarterly net charge-off ratio (not annualized)	0.33%	0.37%	0.22%
Annualized net charge-off ratio	1.32%	1.21%	0.88%
Serious-doubt loan ratio	0.94%	0.61%	0.56%
The loan loss reserve ratio differs from the nonperforming asset ratio because:
•	An asset’s nonperformance does not automatically generate a partial or total loss.

•	The denominator of the nonperforming asset ratio includes OREO.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Internal risk rating analysis
In our internal risk rating analysis, the percentage of credits with pass ratings declined to 79.31% at quarter-end from 81.29% at year-end, while the percentage with a substandard rating increased to 12.50% from 11.31% at year-end. Ratings downgrades occurred in all portfolios but were most prevalent in the commercial loan categories.

Internal risk rating
	At 3/31/10	At 12/31/09	At 9/30/09	At 6/30/09
Pass	79.31%	81.29%	83.86%	86.47%
Watchlist	7.71%	6.77%	6.64%	6.00%
Substandard	12.50%	11.31%	9.18%	7.22%
Doubtful/loss	0.48%	0.63%	0.32%	0.31%
Accruing loans past due 90 days or more
An increase in commercial construction loans past due 90 days or more accounted for most of the $9.1 million first quarter increase in loans past due 90 days or more but still accruing. Most of the increase was associated with commercial construction loans that are performing, have matured but have not paid off, and for which underwriting extensions are underway. The increase in commercial mortgage loans past due 90 days or more was due to three commercial clients, two home builders, and one business that supports the housing industry. The decrease in consumer and other retail loans past due 90 days or more was associated with a home equity loan to a commercial banking client that moved to nonaccrual during the quarter.
Accruing loans past due 90 days or more

(dollars in millions)	At 3/31/10	At 12/31/09	At 3/31/09
Commercial, financial, and agricultural	$3.0	$4.2	$3.9
Commercial real estate — construction	14.3	4.5	3.8
Commercial mortgage	7.0	2.2	2.6
Consumer and other retail	15.4	19.7	19.1

Total loans past due 90 days or more	$39.7	$30.6	$29.4

Ratio of loans past due 90 days to total loans outstanding	0.46%	0.34%	0.31%
Nonperforming assets
Nonperforming assets consist of:
•	Nonaccruing loans. These are loans for which we do not expect to receive principal or interest payments according to contractual terms. This category includes troubled restructured loans that are nonaccruing.
•	Troubled restructured loans (accruing). These are loans for which we and the borrower have renegotiated terms or conditions.
•	OREO, which consists of properties we acquire through foreclosure or when the borrower defaults. We record these properties at their fair value, less cost to sell.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Nonperforming assets

(dollars in millions)	At 3/31/10	At 12/31/09	At 3/31/09
Nonaccruing loans:
Commercial, financial, and agricultural	$91.2	$80.9	$64.5
Commercial real estate — construction	246.8	264.8	114.2
Commercial mortgage	83.3	69.0	28.3
Consumer and other retail	47.6	40.9	23.2

Total nonaccruing loans	468.9	455.6	230.2
Troubled restructured loans (accruing)	35.7	28.5	1.1

Total nonaccruing and troubled restructured loans	504.6	484.1	231.3
Other real estate owned (OREO)	46.3	34.6	19.8

Total nonperforming assets	$550.9	$518.7	$251.1
Nonperforming asset ratio (includes OREO)	6.29%	5.76%	2.66%
Total nonaccruing loans increased $13.3 million or 3% from year-end 2009.
•	Most of the increase in nonaccruing loans was in commercial mortgage loans, which rose $14.3 million in the 2010 first quarter. Four credits accounted for the majority of this increase. One was to a Pennsylvania-based operator of self-storage facilities. The others were to Delaware-based owners of retail properties and low-rise professional office buildings.

•	Three Pennsylvania-based credits accounted for the majority of the $10.3 million increase in nonaccruing CFA loans in the 2010 first quarter. One was to the previously mentioned operator of self-storage facilities. The others were to a food services provider and a lighting design company.

•	Most of the increase in nonperforming consumer and other retail loans was associated with a home equity loan to a commercial banking client.
•	Nonperforming commercial real estate — construction loans decreased $18.0 million during the 2010 first quarter. Charge-offs accounted for approximately $12.1 million of this decrease. The remainder reflected transfers to OREO.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Troubled restructured loans (accruing) at March 31, 2010, were $35.7 million, an increase of $7.2 million from year-end 2009. One credit to a plumbing supply company in southern Delaware accounted for almost all of this increase.
OREO totaled $46.3 million at March 31, 2010, up $11.7 million from year-end 2009. Three credits to residential developers with projects in southern Delaware accounted for this increase. We are working with other developers to prepare these properties for sale. The composition of OREO balances on a percentage basis remained similar to year-end.
Composition of our OREO balances

(dollars in millions)	At 3/31/10		At 12/31/09
Commercial properties	$43.5	94%	$32.4	94%
Residential properties	2.8	6%	2.2	6%

Total OREO	$46.3		$34.6
Net charge-offs
The continued economic pressure in the mid-Atlantic region contributed to net charge-offs of $29.1 million for the 2010 first quarter and a net charge-off ratio of 0.33%, compared to 0.22% in the 2009 first quarter.
The largest single charge-off was a $5.6 million partial charge-off of two commercial construction projects related to a single builder that were transferred to OREO during the quarter. The construction projects are residential housing developments in southern Delaware. Most of the other commercial loan charge-offs were for residential projects in southern Delaware or for businesses that support the housing industry.
Consumer and other retail loan net charge-offs for the 2010 first quarter were down from the 2009 first quarter. Consumer and other retail net charge-offs consisted primarily of home equity loans and indirect auto loans.
Net charge-offs

(dollars in millions)	2010 Q1	2009 Q1
Commercial, financial, and agricultural	$(7.9)	$(7.4)
Commercial real estate — construction	(12.1)	(2.4)
Commercial mortgage	(2.4)	(0.3)
Residential mortgage	—	—
Consumer and other retail	(6.7)	(11.1)

Total net loans charged off	$(29.1)	$(21.2)
Net charge-off ratio (not annualized)	0.33%	0.22%
For more detail on gross charge-offs and recoveries, see the loan loss reserve and loan loss provision discussion at the end of this section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Serious-doubt loans
Serious-doubt loans are loans that were performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have a probability of becoming nonperforming loans in the future. Most of our serious-doubt loans are commercial construction loans and CFA loans. Some of the CFA loans that were classified as serious-doubt are to providers of products and services to the construction industry.
At March 31, 2010, the amount of serious-doubt loans was $27.3 million higher than at year-end 2009. Four commercial credit customers made up the majority of the increase in serious-doubt loans during the quarter.
Serious-doubt loans

	At	At	At	At
(dollars in millions)	3/31/10	12/31/09	9/30/09	6/30/09
Commercial, financial, and agricultural	$44.7	26.1	$24.6	$18.4
Commercial real estate — construction	26.9	21.0	30.9	28.2
Commercial mortgage	5.3	4.0	8.6	6.1
Residential mortgage	—	—	—	—
Consumer and other retail	2.3	0.8	1.3	2.2
Contingency allocation	3.0	3.0	3.0	3.0

Total serious-doubt loans	$82.2	54.9	$68.4	$57.9
Serious-doubt loan ratio	0.94%	0.61%	0.76%	0.63%
LOAN LOSS RESERVE AND LOAN LOSS PROVISION
A combination of risk rating downgrades, higher nonperforming loans, and continued uncertainty in parts of the mid-Atlantic economy, led to increases in both the reserve and provision for loan losses. The reserve for loan loss as a percentage of total loans was 3.44% at March 31, 2010, compared to 2.80% at year-end 2009, while the provision for loan losses was $77.4 million for the 2010 first quarter, compared to $29.5 million for the prior year first quarter.
Loan loss reserve composition

(in millions)	At 3/31/10	At 12/31/09	At 3/31/09
Commercial, financial, and agricultural	$74.7	$65.9	$52.4
Commercial real estate — construction	127.3	100.8	46.3
Commercial mortgage	51.1	40.6	24.8
Residential mortgage	4.1	3.3	3.4
Consumer and other retail	42.6	40.9	40.1

Total	$299.8	$251.5	$167.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The loan loss reserve and provision represent what we believe are reasonable assessments of our known, estimated, and inherent loan losses. In assessing these risks, we make subjective judgments about the likelihood that loans will be repaid and unpaid amounts we might be able to recover. We also consider increases and decreases in loan balances, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the mid-Atlantic regional economy, market interest rates, regulatory guidelines, and other factors.
We believe our process provides the best estimate of required reserves at each reporting date. The process we use to calculate the reserve has provided an appropriate reserve over an extended period of time, and we believe that our methodology is sound. However, our process is under continuous evaluation and, as market conditions and trends change, we may make changes to our loan loss reserve methodology in the future.
The reserve and provision for loan losses do not necessarily increase in conjunction with loan growth, because newly added loans do not automatically carry the same or a higher degree of risk than loans already in the portfolio.
Determining the reserve is an inherently subjective process. Estimates we make, including estimates of the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions used to determine the reserve, future adjustments to the reserve may be necessary. This could have a materially adverse effect on our financial performance and condition. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” and Note 8, “Reserve for loan losses,” in our 2009 Annual Report on Form 10-K.
DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. For more information about these instruments and contracts, read the discussion that begins on page 61 of our 2009 Annual Report on Form 10-K.
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
Form 10-Q for the three months ended March 31, 2010
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
At March 31, 2010, we had interest rate swap contracts associated with loans to clients with a total notional amount of $1,488.4 million, including the mirror swaps described above. For more information about our derivative and hedging instruments, read Note 6, “Derivatives and hedging activities,” in this report.
Other contractual obligations

(in millions)	At 3/31/10	At 12/31/09
FHLB loan [1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements [2]	$72.4	$72.7
Certificates of deposit	$2,235.1	$2,408.1
Letters of credit, unfunded lending commitments, and unadvanced lines of credit	$3,136.0	$3,136.4

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.
Amount and duration of payments due on current contractual obligations as of March 31, 2010

		Less than	1 to 3	3 to 5	More than 5
(in millions)	Total	1 year	years	years	years
Certificates of deposit	$2,235.1	$1,685.9	$452.7	$92.6	$3.9
Debt obligations	478.0	28.0	—	250.0	200.0
Interest on debt obligations	181.7	37.9	56.2	36.6	51.0
Operating lease obligations	72.4	13.0	20.4	17.0	22.0
Benefit plan obligations	2.6	2.6	—	—	—

Total	$2,969.8	$1,767.4	$529.3	$396.2	$276.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
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
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At March 31, 2010, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 13, “Income taxes,” in this report, and Note 20, “Income taxes,” in our 2009 Annual Report on Form 10-K.
Our agreements with CRM and RCM permit principal members and designated key employees of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.
OTHER INFORMATION
Accounting pronouncements
For a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations, read Note 15, “Accounting pronouncements,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
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
•	Note 2, “Summary of significant accounting policies,” in our 2009 Annual Report on Form 10-K;

•	Note 1, “Accounting and reporting policies,” in this report; and

•	Note 15, “Accounting pronouncements,” in this report.
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
Form 10-Q for the three months ended March 31, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. Our primary risks are credit risk, interest rate risk, financial market risk, and economic risk. All of these risks could affect our financial performance and condition adversely. For more information about these risks, read the credit quality discussion in this report and the risk discussion and Item 1A in our 2009 Annual Report on Form 10-K.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
To achieve our interest rate risk management objective, we follow guidelines set by an interest rate risk policy that is approved annually by our Board of Directors. Under the current policy, our objective is to limit any reduction in net interest income from changes in market interest rates to less than 10% in any 12-month period.
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
We believe the primary measure of interest rate risk management is the net interest margin. For more information about our interest rate risk position and management strategies, read the interest rate risk discussion in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk in the first three months of 2010
We remained asset sensitive in the first three months of 2010. At March 31, 2010, approximately $5.7 billion of commercial loans were repricing within 30 or fewer days, while approximately $958.6 million of non-core funding was repricing in 90 or fewer days.
Loan and deposit repricing characteristics as a percentage of total loan balances

	At 3/31/10	At 12/31/09
Total loans outstanding with floating rates	79%	79%
Commercial loans with floating rates	91%	90%
Floating rate commercial loans tied to a prime rate	51%	53%
Floating rate commercial loans tied to the 30-day LIBOR	40%	39%
Non-core funding maturing in < 90 days	62%	92%
The net interest margin for the 2010 first quarter was 3.03%, compared with 2.87% for the 2009 first quarter. For more information about this, read the net interest margin discussion and the analysis of changes in interest income and expense due to volume and rate, which appear between the discussions of Regional Banking and noninterest income in this report.
As of March 31, 2010, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 12.64% over the 12 months beginning March 31, 2010. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model.
Simulated effect of interest rate changes on net interest income for the 12 months beginning

	3/31/10	12/31/09
Gradual increase of 250 basis points	12.64%	10.84%
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The amount of total revenue subject to financial market risk was higher for the 2010 first quarter than for the corresponding period in 2009 because revenue from CCS and the affiliate money managers was higher.
On a percentage basis, revenue subject to financial market risk was higher for the 2010 first quarter than for the corresponding period in 2009 because net interest income (after the provision) was lower.
These changes in revenue are discussed more fully in earlier sections of this report.
Revenue subject to financial market risk

	2010	2009
(dollars in millions)	Q1	Q1
Wealth Advisory Services (WAS):
Trust and investment advisory fees	$34.4	$31.1
Mutual fund fees	0.9	7.5

Total WAS revenue subject to financial market risk	$35.3	$38.6
Total WAS revenue	44.1	49.5

Corporate Client Services (CCS):
Retirement services	$21.5	$16.1
Investment/cash management services	3.5	4.1

Total CCS revenue subject to financial market risk	$25.0	$20.2
Total CCS revenue	48.0	39.6

Affiliate money managers revenue	$4.8	$2.2

Total revenue subject to financial market risk	$65.1	$61.0
Total net interest and noninterest income [1]	$86.8	$159.7
Percent of total net interest and noninterest income subject to financial market risk [1]	75%	38%

[1]	After amortization and the provision for loan losses
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
Form 10-Q for the three months ended March 31, 2010
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
OTHER RISK
For more information about our credit, interest rate, financial market, economic, operational, fiduciary, regulatory, and legal risk, read the “Risk Factors” section that begins on page 8 of our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
ITEM 4. CONTROLS AND PROCEDURES
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2010 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
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
As of March 31, 2010, we believed there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.
ITEM 1A. RISK FACTORS
There were no changes in our risk factors from those disclosed on pages 8 to 13 in our 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities in the first quarter of 2010.
Issuer purchases of equity securities
We did not acquire or repurchase any of our shares during the first quarter of 2010 under our current 8-million-share repurchase plan that was authorized by our Board of Directors in April 2002. At March 31, 2010, there were 4,956,204 shares available under this program. We agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators. Shares repurchased in the table below include shares we received when recipients of stock-based compensation tender their shares to exercise their options or to cover payroll taxes on restricted stock vesting.
In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities, including stock grants and forfeitures, that could affect the maximum number of shares that we may purchase.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
PART II — OTHER INFORMATION
Share repurchase activity in the first quarter of 2010

			(c)	(d)
			Total number of	Maximum number (or
	(a)	(b)	shares (or units)	appropriate dollar value) of
	Total number of	Average price	purchased as part of	shares (or units) that may
	shares (or units)	paid per share	publicly announced	yet be purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs
Month #1: January 1 - 31, 2010	—	$—	—	15,340,709
Month #2: February 1 - 28, 2010	6,031	$14.22	—	15,128,353
Month #3: March 1 - 31, 2010	1,993	$15.48	—	15,088,190

Total	8,024	$14.53	—	15,088,190
Our ability to pay dividends on our common stock is limited by our participation in the CPP, other regulatory restrictions, and our own prudent capital management policies. Our policy is not to pay dividends that would reduce our regulatory capital ratios below the level required for us to qualify as a well-capitalized financial institution. For more information about these regulatory capital ratios, read Note 12, “Capital” and the capital resources section in this report as well as the capital resources section in our 2009 Annual Report on Form 10-K.
Wilmington Trust Company may not pay any dividends to us that would cause its regulatory capital ratios to fall below the minimum levels required for it to remain a well-capitalized institution under the applicable regulatory capital standards, or the minimum levels required under its internal capital plan, whichever are higher, without prior written approval from its regulators. For more information about our dividends and restrictions on our ability to pay them, read the capital resources section, Item 1A, “Risk factors,” and Note 16, “Capital,” in our 2009 Annual Report on Form 10-K.
For more information about our dividend, read the executive summary in this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the 2010 first quarter.
ITEM 5. OTHER INFORMATION
We have no information to report in addition to what is disclosed elsewhere in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications*

32	Section 1350 Certifications*

*	Filed herewith.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: May 10, 2010	/s/ Ted T. Cecala
	Name:	Ted T. Cecala
	Title:	Chairman of the Board and Chief Executive Officer (Authorized Officer)

Date: May 10, 2010	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)