Form 10-Q
period 2010-06-30
WILMINGTON TRUST CORP
filed 2010-08-09
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2010

Common stock — Par Value $1.00	91,543,232 shares

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	June 30,	December 31,
(in millions, except share amounts)	2010	2009

ASSETS
Cash and due from banks	$188.4	$202.9
Interest-bearing deposits in other banks	216.6	165.4
Federal funds sold and securities purchased under agreements to resell	41.9	15.1
Investment securities available for sale	664.1	747.6
Investment securities held to maturity (fair value of $104.8 in 2010 and $101.8 in 2009)	104.3	112.9

Total investment securities	768.4	860.5
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	32.1	26.8
Loans:
Commercial, financial, and agricultural loans	2,459.6	2,627.0
Real estate — construction loans	1,756.7	1,956.4
Commercial mortgage loans	2,074.7	2,102.3

Total commercial loans	6,291.0	6,685.7
Residential mortgage loans	424.2	431.0
Consumer loans	1,243.9	1,408.9
Loans secured with investments	428.6	441.6

Total retail loans	2,096.7	2,281.5

Total loans, net of unearned income of $5.4 in 2010 and $6.4 in 2009	8,387.7	8,967.2
Reserve for loan losses	(373.8)	(251.5)

Net loans	8,013.9	8,715.7
Premises and equipment, net	138.4	146.8
Goodwill, net of accumulated amortization of $29.8 in 2010 and 2009	359.3	363.2
Other intangible assets, net of accumulated amortization of $46.8 in 2010 and $49.9 in 2009	32.4	40.2
Accrued interest receivable	46.0	66.9
Other assets	547.5	493.6

Total assets	$10,384.9	$11,097.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED) — (Continued)

	June 30,	December 31,
(in millions, except share amounts)	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$784.8	$1,470.6
Interest-bearing deposits:
Savings deposits	913.7	921.5
Interest-bearing demand deposits	3,976.2	3,590.7
Certificates under $100,000	983.6	1,000.6
Local certificates $100,000 and over	116.0	136.9

Total core deposits	6,774.3	7,120.3
National brokered certificates	873.7	1,270.6

Total deposits	7,648.0	8,390.9
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	429.2	574.8
Other debt	29.0	29.0

Total short-term borrowings	458.2	603.8
Accrued interest payable	42.3	56.7
Other liabilities	352.1	295.7
Long-term debt	444.0	442.9

Total liabilities	8,944.6	9,790.0
Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	324.1	323.3
Common stock: $1.00 par value, 150,000,000 shares authorized, 100,234,596 shares issued in 2010 and 78,528,346 shares in 2009	100.2	78.5
Capital surplus	460.3	214.8
Retained earnings	945.2	1,101.5
Accumulated other comprehensive loss	(107.0)	(116.3)

Total contributed capital and retained earnings	1,722.8	1,601.8
Less: treasury stock: 8,691,364 shares in 2010 and 9,131,360 shares in 2009, at cost	(282.5)	(295.1)

Total Wilmington Trust stockholders’ equity	1,440.3	1,306.7
Noncontrolling interest	—	0.4

Total stockholders’ equity	1,440.3	1,307.1

Total liabilities and stockholders’ equity	$10,384.9	$11,097.1

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except share amounts)	2010	2009	2010	2009

NET INTEREST INCOME
Interest and fees on loans	$90.6	$102.7	$182.0	$205.7
Interest and dividends on investment securities:
Taxable interest	5.0	7.9	10.4	21.1
Tax-exempt interest	0.1	0.1	0.2	0.2
Dividends	0.3	0.3	0.7	0.8
Interest on deposits in other banks	0.1	0.1	0.3	0.3
Interest on federal funds sold and securities purchased under agreements to resell	—	—	—	0.1
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	0.2	0.2	0.2	0.3

Total interest income	96.3	111.3	193.8	228.5
Interest on deposits	12.8	20.4	27.2	49.3
Interest on short-term borrowings	0.8	0.9	1.3	2.3
Interest on long-term debt	7.9	8.4	15.8	16.7

Total interest expense	21.5	29.7	44.3	68.3
Net interest income	74.8	81.6	149.5	160.2
Provision for loan losses	(205.2)	(54.0)	(282.6)	(83.5)

Net interest (loss)/income after provision for loan losses	(130.4)	27.6	(133.1)	76.7

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	33.2	31.5	67.6	62.5
Mutual fund fees	1.2	5.2	2.1	12.7
Planning and other services	6.5	10.3	15.4	21.2

Total Wealth Advisory Services	40.9	47.0	85.1	96.4
Corporate Client Services:
Global corporate trust services	25.3	21.1	48.3	40.5
Retirement services	21.5	16.6	43.0	32.7
Investment/cash management services	4.5	3.7	8.0	7.8

Total Corporate Client Services	51.3	41.4	99.3	81.0
Cramer Rosenthal McGlynn	4.2	5.0	8.8	8.0
Roxbury Capital Management	0.2	(0.6)	0.3	(1.3)

Total advisory fees	96.6	92.8	193.5	184.1
Amortization of affiliate intangibles	(1.6)	(2.1)	(3.5)	(4.4)

Total advisory fees after amortization of affiliate intangibles	95.0	90.7	190.0	179.7
Service charges on deposit accounts	7.5	7.5	15.2	15.4
Loan fees and late charges	1.6	2.0	3.3	4.3
Card fees	3.0	2.8	5.3	4.8
Other noninterest income	1.5	2.0	2.0	3.9
Securities gains, net of losses	0.1	—	0.4	12.1
Total other-than-temporary impairment losses	(11.3)	(67.7)	(41.2)	(72.2)
Amount of loss recognized in other comprehensive income (before taxes)	3.5	44.3	15.4	44.3

Net other-than-temporary impairment losses recognized in income	(7.8)	(23.4)	(25.8)	(27.9)

Total noninterest income	100.9	81.6	190.4	192.3

Net interest and noninterest (loss)/income	$(29.5)	$109.2	$57.3	$269.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) — (Continued)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions, except share amounts)	2010	2009	2010	2009

NONINTEREST EXPENSE
Salaries and wages	$49.3	$48.6	$98.5	$97.7
Incentives and bonuses	11.7	7.8	18.8	12.7
Employment benefits	13.7	14.2	29.8	30.9
Net occupancy	7.1	7.7	15.3	15.6
Furniture, equipment, and supplies	9.9	10.0	20.0	20.4
Advertising and contributions	2.0	1.8	3.7	4.3
Servicing and consulting fees	4.3	3.5	7.8	7.6
Subadvisor expense	12.0	8.3	23.5	16.3
Travel, entertainment, and training	2.5	1.9	4.2	3.7
Originating and processing fees	2.8	3.1	5.8	5.4
Insurance	7.2	10.3	13.8	14.5
Conversion errors	—	—	—	2.8
Legal and auditing fees	4.2	3.6	6.9	6.0
OREO write-downs/losses and reserve for unfunded lending commitments	16.7	(1.3)	18.5	(1.5)
Other noninterest expense	10.8	8.9	19.1	18.6

Total noninterest expense	154.2	128.4	285.7	255.0

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(183.7)	(19.2)	(228.4)	14.0
Income tax (benefit)/expense	(67.3)	(10.2)	(83.7)	1.1

Net (loss)/income before noncontrolling interest	(116.4)	(9.0)	(144.7)	12.9
Net income attributable to noncontrolling interest	—	0.1	0.9	0.2

Net (loss)/income attributable to Wilmington Trust Corporation	(116.4)	(9.1)	(145.6)	12.7
Dividends and accretion on preferred stock	4.5	4.5	9.1	9.2

Net (loss)/income available to common shareholders	$(120.9)	$(13.6)	$(154.7)	$3.5

Net (loss)/income per common share:
Basic	$(1.33)	$(0.20)	$(1.85)	$0.05
Diluted	$(1.33)	$(0.20)	$(1.85)	$0.05
Weighted average common shares outstanding (in thousands):
Basic	90,786	68,966	83,665	68,955
Diluted	90,786	68,966	83,665	69,049
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Wilmington Trust Corporation
					Accumulated
					other
	Preferred	Common	Capital	Retained	comprehensive	Treasury	Noncontrolling
(in millions, except share amounts)	stock	stock [1]	surplus	earnings	loss [2]	stock	interest	Total
2010
Balance at January 1, 2010	$323.3	$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$0.4	$1,307.1
Comprehensive loss
Net loss [3]	—	—	—	(145.6)	—	—	—	(145.6)
Other comprehensive income	—	—	—	—	9.3	—	—	9.3

Total comprehensive loss								(136.3)
Cash dividend paid: $0.02 per common share	—	—	—	(1.6)	—	—	—	(1.6)
Cash dividend paid on preferred stock	—	—	—	(8.3)	—	—	—	(8.3)
Common stock issued (21,706,250 shares issued)	—	21.7	251.6	—	—	—	—	273.3
Common stock issued under employment benefit plans and to the Board of Directors (483,506 shares issued)	—	—	(10.2)	—	—	13.3	—	3.1
Stock-based compensation expense	—	—	4.1	—	—	—	—	4.1
Preferred stock discount accretion	0.8	—	—	(0.8)	—	—	—	—
Acquisition of treasury stock (43,510 shares acquired)	—	—	—	—	—	(0.7)	—	(0.7)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.9	0.9
Decrease in noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)

Balance at June 30, 2010	$324.1	$100.2	$460.3	$945.2	$(107.0)	$(282.5)	$—	$1,440.3

2009
Balance at January 1, 2009	$321.5	$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$0.2	$1,334.1
Comprehensive income
Net income [3]	—	—	—	12.7	—	—	—	12.7
Other comprehensive loss	—	—	—	—	(6.8)	—	—	(6.8)

Total comprehensive income								5.9
Cash dividend paid: $0.345 per common share	—	—	—	(23.9)	—	—	—	(23.9)
Cash dividend paid on preferred stock	—	—	—	(7.0)	—	—	—	(7.0)
Adoption of FSP-FAS 115-2 and FAS 124-2	—	—	—	44.5	(44.5)	—	—	—
Common stock issued under employment benefit plans and to the Board of Directors (208,470 shares issued)	—	—	(4.3)	—	—	4.5	—	0.2
Stock-based compensation expense	—	—	2.5	—	—	—	—	2.5
Preferred stock discount accretion	0.9	—	—	(0.9)	—	—	—	—
Cancellation of restricted stock	—	—	0.2	—	—	(0.2)	—	—
Deferred tax adjustment for stock-based compensation	—	—	(0.9)	—	—	—	—	(0.9)
Acquisition of treasury stock (1,967 shares acquired)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.1)	(0.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.2	0.2

Balance at June 30, 2009	$322.4	$78.5	$213.9	$1,129.1	$(135.8)	$(297.4)	$0.3	$1,311.0

[1]	Shares outstanding were 91,543,232 and 69,307,384 at June 30, 2010, and June 30, 2009, respectively.

[2]	See Note 3 for additional information on other comprehensive (loss)/income.

[3]	Net (loss)/income attributable to Wilmington Trust Corporation.
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
(in millions)	2010	2009

OPERATING ACTIVITIES
Net (loss)/income before noncontrolling interest	$(144.7)	$12.9
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	282.6	83.5
Provision for depreciation and other amortization	10.0	11.0
Amortization of other intangible assets	4.2	5.0
Amortization of discounts and premiums on investment securities available for sale	0.5	1.2
Accretion of discounts and premiums on investment securities held to maturity	(0.6)	(0.3)
Tax refund received	33.5	—
Deferred income taxes	(48.6)	(12.9)
Originations of residential mortgages	(69.4)	(294.6)
Gross proceeds from sales of residential mortgages	70.5	296.5
Gains on sales of residential mortgages	(1.1)	(1.9)
Securities (gains)/losses:
Other-than-temporary impairment	25.8	27.9
Other	(0.4)	(12.1)
Amortization of gain on interest rate floor	(4.0)	(6.6)
Stock-based compensation expense	4.1	2.5
Decrease in other assets	31.2	1.7
Increase/(decrease) in other liabilities	23.6	(93.3)

Net cash provided by operating activities	$217.2	$20.5

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$75.5	$404.8
Proceeds from maturities of investment securities available for sale	453.6	495.4
Proceeds from maturities of investment securities held to maturity	3.9	1.8
Purchases of investment securities available for sale	(443.4)	(267.0)
Purchases of investment securities held to maturity	(0.5)	(0.7)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	(5.3)	(6.7)
Decrease in cash due to divestiture of Grant Tani Barash & Altman	(3.2)	—
Cash paid for acquisitions	—	(6.1)
Purchase of residential mortgages	(1.7)	(5.5)
Net decrease in loans	397.3	393.7
Purchases of premises and equipment	(5.7)	(9.7)
Dispositions of premises and equipment	—	0.3

Net cash provided by investing activities	$470.5	$1,000.3

FINANCING ACTIVITIES
Net (decrease)/increase in demand, savings, and interest-bearing demand deposits	$(308.1)	$856.8
Net decrease in certificates of deposit	(434.8)	(1,494.0)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(145.6)	(369.9)
Net decrease in U.S. Treasury demand deposits	—	(6.4)
Proceeds from issuance of common stock	274.0	—
Stock issuance costs	(0.7)	—
Net decrease in line of credit	—	(20.0)
Proceeds from common stock issued under employment benefits plans	2.8	—
Cash dividends	(9.9)	(30.9)
Distributions to minority shareholders	—	(0.1)
Acquisition of treasury stock	(0.7)	—

Net cash used for financing activities	$(623.0)	$(1,064.5)
Effect of foreign currency translation on cash	(1.2)	1.0
Increase/(decrease) in cash and cash equivalents	63.5	(42.7)
Cash and cash equivalents at beginning of period	383.4	476.7

Cash and cash equivalents at end of period	$446.9	$434.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the six months ended
	June 30,
(in millions)	2010	2009

Cash paid for:
Interest	$58.7	$69.4
Taxes	0.1	45.1

Non-cash items:
Loans transferred to other real estate owned	$18.0	$17.2

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
Our financial results could be affected adversely by, among other things, changes in national or regional economic conditions, including continued declines in the collateral values supporting our loans; deterioration in the credit quality of our borrowers; changes in our conclusion about the realization of our deferred tax asset; changes in market interest rates; fluctuations in equity or fixed income markets; changes in the market values of, or expected cash flows from, securities in our investment portfolio; significant changes in banking laws or regulations; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM); changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by unrest in other parts of the world.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
During the first quarter of 2010, we entered into an agreement with the principals of Grant Tani Barash & Altman, LLC (GTBA) and related parties, pursuant to which we sold 80% of the limited liability company interests in GTBA to those principals. The agreement also limited future profit distributions to us. This transaction resulted in a $0.1 million net loss recorded in the 2010 first quarter. Prior to February 16, 2010, the date of this agreement, GTBA’s results were consolidated in our financial statements. During the period from January 1, 2010 to February 16, 2010, GTBA’s contribution to our consolidated statement of income was approximately $2.2 million of revenue (net of amortization), approximately $1.8 million of expense, and $0.9 million of noncontrolling interest. As of February 16, 2010, GTBA’s results have not been consolidated in our financial statements. We account for our remaining ownership interest in GTBA under the cost method of accounting. GTBA’s contribution to our consolidated statement of income for the 2009 second quarter was $3.4 million of revenue (net of amortization), $2.8 million of expense, and $0.1 million of noncontrolling interest. For the first six months of 2009, GTBA’s contribution was $6.7 million of revenue (net of amortization), $5.7 million of expense, and $0.2 million of noncontrolling interest.
As part of our construction project financing, we employ interest reserves. Using interest reserves benefits both us and our borrowers, because interest reserves provide borrowers with temporary sources of cash flow which they can use to make interest payments during the development/construction phases of projects. Our policy to allow payments from interest reserves is supported by the equity that projects generate as they reach various stages of completion, and by the expectation that cash flows will be positive once sales begin and/or stabilization occurs. We record these payments as interest income and we capitalize them by increasing the loan principal due from the borrower. We monitor loans with interest reserves throughout a project’s life and periodically evaluate the loan for an appropriate risk rating, interest accrual status, and classification as a troubled restructured loan. We may suspend interest accrual on loans that are not currently delinquent, but which have risk rating classifications of substandard or lower. We place loans and lines of credit with risk ratings of substandard or lower, and which are dependent on interest reserves for future interest payments, on nonaccruing status. At times, we may modify the terms of loans with interest reserves. These modifications may include maturity extensions, renewals, changes in the loan’s interest rate, additional collateral requirements, and/or additional capital infusions into the project by the borrower to reduce debt or to support future debt service. These modifications typically result from delays or other issues in the underlying construction projects, such as slower-than-anticipated sell-outs of the projects, insufficient leasing activity, and/or depreciation in the values of the collateral securing the loans. Under such circumstances, we believe that working with a borrower to restructure a loan provides us with a better likelihood of recovering our loan. At June 30, 2010, we had $454.5 million of loans that were supported by $30.4 million of interest reserve balances. Included in the $454.5 million, were loans with balances of $86.7 million that were supported by interest reserves that were nonaccruing. At year-end 2009, we had $566.1 million of loans that were supported by $43.7 million of interest reserve balances. Included in the $566.1 million were loans with balances of $67.1 million that were supported by interest reserves, that were nonaccruing.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The common shares we issue as stock-based compensation come from our treasury, which held approximately 8.7 million shares at June 30, 2010. This is more than adequate to meet the share requirements of our current stock-based compensation plans.
Stock-based compensation expense

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Compensation expense:
Common stock options	$0.7	$0.6	$1.3	$1.7
Restricted common stock	1.9	0.4	2.4	0.9
Employee stock purchase plan	0.1	—	0.4	(0.1)

Total compensation expense	$2.7	$1.0	$4.1	$2.5
Tax benefit	1.1	0.3	1.5	0.9

Net income effect	$1.6	$0.7	$2.6	$1.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock options
Stock option valuation assumptions

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.48%	2.14% - 3.35%	2.23% - 3.72%	2.14% - 3.35%
Volatility of Corporation’s common stock	45.05%	29.80% - 35.99%	34.06% - 45.05%	29.80% - 35.99%
Expected dividend yield	1.21%	8.67% - 8.67%	1.21% - 2.96%	8.67% - 8.67%
Expected life of options	4.6 years	4.9 to 8.6 years	4.6 to 8.7 years	4.9 to 8.6 years
For the valuation assumptions in the table above:
•	We use the Black-Scholes valuation method.
•	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.
•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
Stock-based compensation expense for incentive stock options and the ESPP affects our income tax expense and effective tax rate, because we are not allowed a tax deduction unless the award recipient or ESPP subscriber makes a disqualifying disposition following exercise. As a participant in the CPP, we may not deduct compensation of more than $500,000 paid to any named executive officer identified in our proxy statement for any year in which the U.S. Treasury holds any debt or equity security we issued to it under the CPP.
No stock options were exercised during the three or six months ended June 30, 2010 or 2009.
Long-term incentive plan option activity

		Weighted	Weighted
	Common	average	average	Aggregate
	stock	exercise	remaining	intrinsic value
For the six months ended June 30, 2010	options	price	contractual term	(in millions)
Outstanding at January 1, 2010	7,432,171	$31.67
Granted	715,500	$12.88
Exercised	—	$—
Expired	(499,453)	$28.71
Forfeited	(65,833)	$23.90

Outstanding at June 30, 2010	7,582,385	$30.16	5.6 years	$0.5
Exercisable at June 30, 2010	4,842,012	$36.22	4.0 years	$—

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unvested stock options
At June 30, 2010, total unrecognized compensation cost related to unvested common stock options was $4.2 million, which we expect to record over a weighted average period of 1.6 years. Stock options awarded since we became a participant in the CPP do not vest until the stated vesting period or, in certain circumstances, until the U.S. Treasury no longer holds any debt or equity securities we issued to it under the CPP, whichever is later.
Restricted common stock grants
We measure the fair value of restricted common stock by the last sale price of our common stock on the grant date. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At June 30, 2010, total unrecognized compensation cost related to restricted stock grants was $4.5 million, which we expect to record over a weighted average period of 1.5 years.
Under our incentive plans, the vesting period for some of our restricted stock awards can accelerate upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the expense of restricted stock grants when we make the award, instead of amortizing the expense over the vesting period of the award. In the second quarter of 2010, we recorded $1.9 million of expense for restricted stock grants. Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the stated vesting period or until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later.
Restricted common stock activity

	Restricted	Weighted average fair
For the six months ended June 30, 2010	common shares	value at grant date
Outstanding at January 1, 2010	417,009	$18.36
Granted	249,507	$14.45
Vested	(126,882)	$17.28
Forfeited	—	$—

Outstanding at June 30, 2010	539,634	$16.80
Employee stock purchase plan (ESPP)
For the ESPP, we record stock-based compensation expense based on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value of these options. For the six months ended June 30, 2010, total recognized compensation cost related to the ESPP was $0.4 million and total unrecognized compensation cost related to this plan was $0.8 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ESPP Activity

	Shares reserved for	Subscriptions	Price per
	future subscriptions	outstanding	share
Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	$27.67
Shares issued	—	(1,798)	$27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67
Forfeitures	34,602	(34,602)	$12.67

Balance at January 1, 2010	547,059	251,143
Forfeitures	26,881	(26,881)	$12.67
Shares issued	—	(224,262)	$12.67
Subscriptions entered into on June 1, 2010	(217,119)	217,119	$12.45

Balance at June 30, 2010	356,821	217,119
3. Comprehensive (loss)/income

	For the three		For the six
	months ended		months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Net (loss)/income before noncontrolling interest	$(116.4)	$(9.0)	$(144.7)	$12.9
Other comprehensive (loss)/income, net of tax:
Net unrealized gains on securities, net of taxes of $0.3, $2.2, $1.4, and $2.2	0.6	3.7	2.6	3.7
Net unrealized gain/(loss) on equity method investment, net of taxes of $0.0, $(0.2), $0.0, and $(0.2)	0.1	(0.4)	0.1	(0.4)
Reclassification adjustment for securities gains included in net income, net of taxes of $0.0, $0.0, $(0.1), and $(2.8)	(0.1)	—	(0.3)	(4.8)
Non-credit portion of OTTI held-to-maturity investment securities recognized in other comprehensive income (OCI), net of taxes of $(1.3), $(15.9), $(5.6), and $(15.9)	(2.2)	(28.4)	(9.8)	(28.4)
Accretion of non-credit portion of OTTI investment security losses that were recognized previously in OCI, net of taxes of $(0.1), $0.0, $(0.2), and $0.0	(0.2)	0.1	(0.4)	0.1
Reclassification of unrealized losses recorded previously at the time of transfer to held-to-maturity, net of taxes of $0.6, $9.2, $2.7, and $9.2	1.1	16.3	4.9	16.3
Reclassification adjustment of current period other-than-temporary impairment that was previously recognized in OCI, net of taxes of $2.7, $4.3, $8.9, and $4.3	4.8	7.7	15.8	7.7
Reclassification from accumulated OCI into earnings of discounted cash flow hedges, net of taxes of $(0.7), $(1.0), $(1.4), and $(2.4)	(1.2)	(2.1)	(2.6)	(4.2)
Foreign currency translation adjustments, net of taxes of $(0.3), $1.0, $(0.9), and $0.8	(0.6)	2.0	(1.7)	1.6
SERP[1] liability adjustment, net of taxes of $0.1, $0.1, $0.2, and $0.8	0.3	0.2	0.5	1.4
Minimum pension liability adjustment, net of taxes of $0.1, $0.0, $0.1, and $0.2	—	0.2	0.2	0.2

Comprehensive (loss)/income before the noncontrolling interest	$(113.8)	$(9.7)	$(135.4)	$6.1
Comprehensive income attributable to the noncontrolling interest	—	0.1	0.9	0.2

Comprehensive (loss)/income attributable to Wilmington Trust Corporation	$(113.8)	$(9.8)	$(136.3)	$5.9

[1]	Supplemental executive retirement plan

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Earnings per share
Computation of basic and diluted earnings per share

	For the three		For the six
	months ended		months ended
	June 30,		June 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Net (loss)/income	$(116.4)	$(9.1)	$(145.6)	$12.7
Dividends and accretion on preferred stock	4.5	4.5	9.1	9.2

Net (loss)/income available to common shareholders	$(120.9)	$(13.6)	$(154.7)	$3.5

Average common shares issued and outstanding	90.8	69.0	83.7	69.0

Dilutive common shares from employee stock options, unvested restricted stock, ESPP subscriptions, and stock warrants	—	—	—	—

Total diluted common shares issued and outstanding	90.8	69.0	83.7	69.0

Basic (loss)/income per common share	$(1.33)	$(0.20)	$(1.85)	$0.05
Diluted (loss)/income per common share[1]	$(1.33)	$(0.20)	$(1.85)	$0.05
Cash dividends declared per common share	$0.01	$0.1725	$0.02	$0.345
Anti-dilutive equity instruments excluded from calculation	10.2	8.0	10.3	8.5

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.
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
Form 10-Q for the three and six months ended June 30, 2010
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
To determine the fair values of most of our investment securities, we consider a variety of factors and use criteria specified by the SEC and FASB. We use financial market data, credit data, cash flow projections, and other analytics generated internally and by third parties. Where possible, we draw parallels from the trades and quotes of securities with similar features. If these trades and quotes are not available, we base fair values on the market prices of comparable instruments as quoted by broker-dealers, with adjustments for maturity dates, underlying assets, credit ratings, and other items, if necessary.
To estimate the fair values of our collateralized mortgage obligations and mortgage-backed debt securities, we use a market approach based on the quoted prices of similar issues. To estimate the fair values of our obligations of state and political subdivisions (municipal bonds), we use a market approach based on the quoted prices of similar issues and index rates, taking into account any estimated prepayment rates. We then make sector spread, credit rating spread, and coupon structure spread adjustments to the quoted prices of these similar issues and index rates. To estimate the fair values of our government agency securities, we use a market approach based on the quoted price of the issue or, if this is not available, the quoted price of a similar issue. To estimate the fair values of our preferred stocks, we use a market approach based on the quoted prices of the stocks.
Because the market for pooled trust-preferred securities (TruPS) remains illiquid, we use mainly Level 3 inputs obtained from brokers or third-party advisors to determine the fair values of these securities. We also use an internal model that reflects liquidity and credit risk to discount cash flow projections provided by the third-party advisors.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Carrying values and estimated fair values

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

Financial assets:
Cash and due from banks	$188.4	$188.4	$202.9	$202.9
Short-term investments	258.5	258.5	180.5	180.5
Investment securities	768.4	768.9	860.5	849.4
FHLB and FRB stock	32.1	32.1	26.8	26.8
Loans, net of reserves	8,013.9	7,973.9	8,715.7	8,579.6
Interest rate swap contracts	50.4	50.4	45.0	45.0
Accrued interest receivable	46.0	46.0	66.9	66.9

Financial liabilities:
Deposits	$7,648.0	$7,719.2	$8,390.9	$8,459.5
Short-term borrowings	458.2	458.2	603.8	603.8
Interest rate swap contracts	52.6	52.6	45.7	45.7
Accrued interest payable	42.3	42.3	56.7	56.7
Long-term debt	444.0	444.8	442.9	432.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair values measured on a recurring basis
To determine fair values measured on a recurring basis in the first six months of 2010:
•	We used Level 1 and Level 2 inputs for investment securities. To determine the proper level of detail for disclosure, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.
•	We used Level 2 inputs for interest rate swap contracts. Credit valuation adjustments did not significantly change the overall valuation of these contracts.
•	There were no transfers between Level 1 and Level 2 in the first six months of 2010.
Fair value of assets and liabilities measured on a recurring basis as of June 30, 2010

	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment securities available for sale:
U.S. Treasury securities	$187.2	$—	$—	$187.2
Government agency securities	—	226.8	—	226.8
Obligations of state and political subdivisions	—	5.0	—	5.0
Collateralized mortgage obligations:
Secured by residential mortgages	—	39.2	—	39.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	176.1	—	176.1
Preferred stock:
Large financial institutions	—	20.4	—	20.4
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	23.4	—	23.4
Other marketable equity securities:
Mutual funds	—	3.0	—	3.0
Other	—	3.4	—	3.4

Total other marketable equity securities	—	6.4	—	6.4

Total investment securities available for sale	187.2	476.9	—	664.1
Interest rate swap contracts	—	50.4	—	50.4

Total assets	$187.2	$527.3	$—	$714.5

Liabilities:
Interest rate swap contracts	$—	$52.6	$—	$52.6

Total liabilities	$—	$52.6	$—	$52.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair values measured on a nonrecurring basis
To determine fair values measured on a nonrecurring basis in the first six months of 2010:
•	For loans, we used Level 2 or Level 3 inputs, consisting principally of third-party appraisals, and the previously described techniques. Loan amounts are based mainly on the lesser of the fair value of the loan’s collateral or the loan balance. Typically, loans measured at fair value on a nonrecurring basis are loans for which we have recorded a partial charge-off in the current period. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included. Because an appraisal values the underlying collateral and not the specific loan, and because the real estate market is not a consistent, active market for all property types, we consider third-party appraisals to meet the definition of Level 2 inputs as described in ASC 820. Internal appraisals may be considered Level 2 or Level 3 inputs depending on the factors used in the calculation. We make no adjustments to third-party appraised values, other than costs to sell, in estimating the fair value of the loans.
•	For other real estate owned (OREO), we used Level 2 or Level 3 inputs, which consist of appraisals or internal estimates of fair value. We record OREO on our balance sheet at the lesser of the related loan balance or the fair value of the property, net of cost to sell. Consistent with the discussion of loans above, we consider third-party appraisals to meet the definition of Level 2 inputs.
•	For TruPS, we used Level 2 and Level 3 inputs, as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We obtained these inputs from brokers along with cash flow projections from third-party advisors. We then used an internal model that reflects liquidity and credit risk to discount the cash flow projections provided by the third-party advisors, as described earlier in this note.
At June 30, 2010, all of our held-to-maturity (HTM) investment securities with fair values measured on a nonrecurring basis were OTTI TruPS. For more information about these securities, read Note 10, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair value of assets and liabilities measured on a nonrecurring basis as of June 30, 2010

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Loans	$—	$79.1	$12.2	$91.3
Other real estate owned	—	14.8	—	14.8
Investment securities held to maturity:
Pooled trust-preferred securities	—	—	10.2	10.2

Total assets	$—	$93.9	$22.4	$116.3

Liabilities	$—	$—	$—	$—
6. Derivative and hedging activities
We may use derivative financial instruments, primarily interest rate swaps and floors, to help manage (hedge) the effects that changes in market interest rates may have on net interest income, the fair value of assets and liabilities, and cash flows. We do not hold or issue derivative financial instruments for trading purposes. We account for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging,” and calculate their fair values in accordance with ASC 820, “Fair Value Measurements and Disclosures.”
As of June 30, 2010 we had:
•	A total notional amount of $2,188.4 million in interest rate swap contracts.
•	No other derivative instruments.
Fair value of derivative instruments

	At June 30,	At December 31,
(in millions)	2010	2009
Asset derivatives recorded in other assets:
Interest rate swap contracts	$50.4	$45.0

Total asset derivatives	$50.4	$45.0

Liability derivatives recorded in other liabilities:
Interest rate swap contracts	$52.6	$45.7

Total liability derivatives	$52.6	$45.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
As of June 30, 2010:
•	We had 137 client swap contracts with a total notional amount of $1,094.2 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $2,188.4 million in swaps associated with loans to clients.
•	All of our interest rate swaps were associated with commercial loan client activity.
•	Most of our “mirror” counterparty swaps were in liability positions.
We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At June 30, 2010, we had a $10.5 million receivable for cash collateral we posted with our counterparties, compared to $9.7 million at December 31, 2009.
Client swap contract gain/(loss) recognized in other noninterest income

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Interest rate swap contracts in asset positions	$5.1	$(18.8)	$5.4	$(23.4)
Interest rate swap contracts in liability positions	(5.9)	19.1	(6.9)	23.7

Total	$(0.8)	$0.3	$(1.5)	$0.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,
2.	Thresholds defined in the swap contracts, and
3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
These credit risk contingent features include:
•	Cross-default provisions. We have agreements with each of our non-client swap derivative counterparties that contain cross-default provisions. If we were to default on certain of our obligations, independent of our swap obligations, then we also could be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call. We have agreements with some of our non-client swap derivative counterparties that contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.
•	Credit rating contingent features resulting in swap termination. We have an agreement with one of our non-client swap derivative counterparties that contains a provision under which the counterparty could terminate the swap agreement if our credit ratings fall below investment grade.
At June 30, 2010:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $52.6 million, for which we had posted collateral of $49.0 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $52.6 million. If all of our “mirror” swaps had terminated on June 30, 2010, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $52.7 million. At June 30, 2010, we had already posted $49.0 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $44.5 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $0.6 million.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.8 million, and no collateral was posted. If this swap had terminated on June 30, 2010, the credit rating-contingent feature could have required us to settle this arrangement at its termination value of $1.9 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At December 31, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $45.6 million, for which we had posted collateral of $52.4 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $45.6 million. If all of our “mirror” swaps had terminated on December 31, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $46.0 million. At December 31, 2009, we had already posted $52.4 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $39.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.2 million and no collateral was posted. If this swap had terminated on December 31, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.3 million.
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
We reclassified $4.0 million of this gain into income during the first six months of 2010. Between July 1, 2010, and June 30, 2011, we expect to reclassify approximately $4.5 million of pretax net gains, or approximately $2.9 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. If we add other hedges, the amounts we actually recognize could differ from these estimates.
For more information about our derivative and hedging activities and how we account for them, read Note 2, “Summary of significant accounting policies,” and Note 15, “Derivative and hedging activities,” in our 2009 Annual Report on Form 10-K. For more information about the fair values of derivatives, read Note 5, “Fair value measurement of assets and liabilities,” in this report, and Note 14, “Fair value measurement of assets and liabilities,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Reserve for loan losses
Changes in the reserve for loan losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Reserve for loan losses at beginning of period	$299.8	$167.0	$251.5	$157.1
Loans charged off:
Commercial, financial, and agricultural loans	(25.4)	(8.5)	(33.6)	(16.1)
Commercial real estate — construction loans	(81.2)	(18.4)	(93.3)	(20.8)
Commercial mortgage loans	(15.2)	(1.7)	(17.6)	(2.0)
Consumer and other retail loans	(13.3)	(11.1)	(21.4)	(23.9)

Total loans charged off	$(135.1)	$(39.7)	$(165.9)	$(62.8)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural loans	$1.6	$0.1	$1.9	$0.3
Commercial mortgage loans	0.4	—	0.4	—
Consumer and other retail loans	1.9	3.4	3.3	5.1

Total recoveries	$3.9	$3.5	$5.6	$5.4
Net loans charged off:
Commercial, financial, and agricultural loans	$(23.8)	$(8.4)	$(31.7)	$(15.8)
Commercial real estate — construction loans	(81.2)	(18.4)	(93.3)	(20.8)
Commercial mortgage loans	(14.8)	(1.7)	(17.2)	(2.0)
Consumer and other retail loans	(11.4)	(7.7)	(18.1)	(18.8)

Total net loans charged off	$(131.2)	$(36.2)	$(160.3)	$(57.4)
Transfers from reserve for lending commitments	—	0.1	—	1.7
Provision charged to operations	205.2	54.0	282.6	83.5

Reserve for loan losses at end of period	$373.8	$184.9	$373.8	$184.9

Reserve for lending commitments in other liabilities	$20.4	$4.0	$20.4	$4.0
Impaired loans

	As of	As of
	June 30,	December 31,
(in millions)	2010	2009

Investment recorded in impaired loans subject to a reserve for loan losses:	$237.2	$351.5
2010 reserve: $80.7
2009 reserve: $88.5

Investment in impaired loans requiring no reserve for loan losses, net of cumulative losses of:	$289.8	$148.3
2010 cumulative losses: $97.0
2009 cumulative losses: $18.8

Investment recorded in impaired loans	$527.0	$499.8
Investment recorded in impaired loans classified as nonaccruing [1]	$479.9	$455.6
Investment recorded in impaired loans classified as troubled restructured debt (accruing)	$35.6	$28.5

[1] Includes loans that are classified as troubled debt restructuring that are nonaccruing	$82.5	$116.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impaired loans (continued)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Average investment recorded in impaired loans	$528.6	$277.7	$522.3	$259.5

Interest income recognized on impaired loans	$0.8	$0.7	$2.0	$1.9

Interest income recognized using the cash basis method of income recognition	$0.8	$0.6	$2.0	$1.8
Determining the reserve for loan losses is an inherently subjective process. Estimates we make, including estimates of the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. Continued decline in the collateral values supporting our loans, worsening financial conditions of some of our borrowers, and continued lack of improvement in the Delaware economy could have an adverse effect on our results of operations and financial condition.
8. Goodwill and other intangible assets

	At June 30, 2010				At December 31, 2009
	Gross			Net	Gross			Net
	carrying	Accumulated		carrying	carrying	Accumulated		carrying
(in millions)	amount	amortization		amount	amount	amortization		amount
Goodwill (nonamortizing)	$389.1	$29.8		$359.3	$393.0	$29.8		$363.2
Other intangibles (amortizing):
Mortgage servicing rights	$13.0	$9.6		$3.4	$12.6	$9.0		$3.6
Client lists	62.4	33.9		28.5	73.7	37.6		36.1
Acquisition costs	1.7	1.7		—	1.7	1.7		—
Other intangibles	2.1	1.6		0.5	2.1	1.6		0.5

Total other intangibles	$79.2	$46.8	[1]	$32.4	$90.1	$49.9	[1]	$40.2

[1]	The change in accumulated amortization during the first six months of 2010 included a decrease of $0.2 million due to foreign currency translation adjustments and a decrease of $7.1 million due to the reduced ownership of GTBA.
Amortization expense of other intangible assets

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Amortization expense of other intangible assets	$2.0	$2.5	$4.2	$5.0
Future amortization expense of other intangible assets

	For the year ended December 31,
(in millions)	2011	2012	2013	2014	2015

Estimated annual amortization expense of other intangible assets	$6.6	$5.3	$4.2	$3.0	$2.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Carrying amount of goodwill by business segment

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Total
Balance as of January 1, 2010	$3.8	$131.8	$84.7	$142.9	$363.2
Goodwill acquired	—	—	0.1	0.2	0.3
Decrease in carrying value due to reduction in GTBA ownership	—	(2.7)	—	—	(2.7)
Decrease in carrying value due to foreign currency translation adjustments	—	—	(1.5)	—	(1.5)

Balance as of June 30, 2010	$3.8	$129.1	$83.3	$143.1	$359.3
The goodwill from acquisitions recorded during the first six months of 2010 consists of $0.1 million in connection with the 2008 acquisition of AST Capital Trust Company and $0.2 million related to an increase in WT Investments, Inc.’s equity interest in CRM. Additionally, during the first six months of 2010, we reduced our ownership position in GTBA, resulting in a $2.7 million reduction in goodwill and an $11.0 million reduction in other intangible assets.
Changes in other intangible assets

	For the six months ended June 30,
	2010			2009
			Weighted			Weighted
			average			average
	Amount	Residual	amortization	Amount	Residual	amortization
(dollars in millions)	assigned	value	period	Assigned	value	period
Mortgage servicing rights	$0.4	$—	8 years	$1.7	$—	8 years
(Decrease)/increase in carrying value of client lists due to foreign currency translation adjustments	(0.3)	—		0.5	—
Decrease in carrying value due to reduction in GTBA ownership	(11.0)	—		—	—
Other intangibles	—	—		0.1	—	9 years

Changes in other intangible assets	$(10.9)	$—		$2.3	$—
For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2009 Annual Report on Form 10-K.
Components of net periodic benefit cost

	For the three months ended June 30,
					Postretirement
	Pension benefits		SERP benefits		benefits
(in millions)	2010	2009	2010	2009	2010	2009

Service cost	$3.1	$3.0	$0.4	$0.3	$0.2	$0.1
Interest cost	3.6	3.3	0.6	0.5	0.4	0.5
Expected return on plan assets	(5.6)	(4.7)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.5)
Recognized actuarial losses	0.4	0.5	0.3	0.2	0.2	0.2

Net periodic benefit cost	$1.5	$2.1	$1.4	$1.1	$0.3	$0.3

Employer contributions	$—	$—	$0.1	$0.1	$0.7	$0.7
Components of net periodic benefit cost

	For the six months ended June 30,
					Postretirement
	Pension benefits		SERP benefits		benefits
(in millions)	2010	2009	2010	2009	2010	2009

Service cost	$6.2	$5.9	$0.7	$0.5	$0.3	$0.2
Interest cost	7.1	6.7	1.2	1.0	0.8	0.9
Expected return on plan assets	(11.1)	(9.3)	—	—	—	—
Amortization of prior service cost	—	—	0.2	0.2	(1.0)	(1.0)
Recognized actuarial losses	0.7	0.9	0.7	0.4	0.4	0.4

Net periodic benefit cost	$2.9	$4.2	$2.8	$2.1	$0.5	$0.5

Employer contributions	$—	$—	$0.3	$0.3	$1.4	$1.5
Expected annual contribution	$—		$0.8		$2.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Investment securities
We maintain an investment securities portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio.
Our investment securities portfolio consists of:
•	Securities issued by the U.S. Treasury.
•	Discount notes and other securities issued by other U.S. government agencies, including the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Home Loan Bank System.
•	Obligations of state and political subdivisions, which primarily are bonds issued by the state of Delaware and municipalities in Delaware.
•	Mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, in which the underlying collateral consists of adjustable rate and/or fixed rate residential mortgages. As of June 30, 2010, there were no subprime mortgages in the underlying collateral of these securities.
•	Corporate debt securities, including single-issue and pooled TruPS issued by financial institutions.
•	Perpetual preferred stock, which consists of securities issued by Fannie Mae, Freddie Mac, and three other financial institutions.
•	Non-U.S. government agency securities and small amounts of other types of marketable debt and equity securities.
Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair values, which can be equal to, more than, or less than their amortized costs. To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 5, “Fair value measurement of assets and liabilities,” in this report.
We classify investment securities in one of two categories:
1.	Available-for-sale (AFS). This means we have the ability to hold the security, but we may elect to sell it, depending on our needs.
2.	Held-to-maturity (HTM). This means we have not only the ability, but also the intent, to retain the security on our books until it matures.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AFS securities are carried at their estimated fair value. When the fair value of an AFS security exceeds its book value, we record an unrealized gain as a change in stockholders’ equity through accumulated other comprehensive income. This increases stockholders’ equity. It does not affect earnings.
HTM securities are carried at their amortized cost. When the fair value of an HTM security exceeds its amortized cost, we disclose the change as an unrealized gain in the investment securities footnotes that accompany our financial statements. There is no corresponding change to stockholders’ equity or earnings.
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
Form 10-Q for the three and six months ended June 30, 2010
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
In the 2010 second quarter, 9 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $11.3 million. Of this amount, $7.8 million was credit-related and was recorded as an other-than-temporary impairment loss in the statement of income. The $7.8 million credit-related loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlie the pooled TruPS that we own. The remaining $3.5 million non-credit-related portion of the write-down reduced stockholders’ equity by $2.2 million on an after-tax basis and was recorded in other comprehensive income.
For the first six months of 2010, impairment losses on pooled TruPS totaled $41.1 million. Of this amount, $25.7 million was credit-related and was recorded in the statement of income. The remaining $15.4 million non-credit-related portion of the write-down reduced stockholders’ equity by $9.8 million. In addition to the $25.7 million pooled TruPS loss, we recorded a $0.1 million loss on an AFS equity security that was determined to be OTTI in the 2010 first quarter.
In comparison, there was a $23.4 million other-than-temporary impairment charge on pooled TruPS in the second quarter of 2009. Total other-than-temporary impairment charges for the first six months of 2009 were $27.9 million, which consisted of a $24.0 million of other-than-temporary impairment on pooled TruPs and $3.9 million of other-than-temporary impairment on a mutual fund investment. $0.6 million of the other-than-temporary impairment charge on the TruPS was reclassified to accumulated other comprehensive income in the second quarter of 2009 with the adoption of FSP FAS No. 115-2 and FAS No. 124-2, which was incorporated into ASC 320.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit loss roll forward

(in millions)
Balance of credit-related other-than-temporary impairment at January 1, 2010	$97.6
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	0.9
Additional credit losses for which other-than-temporary impairment was previously recognized	24.8

Balance of credit-related other-than-temporary impairment at June 30, 2010	$123.3
Amortized cost and fair value of available-for-sale securities at June 30, 2010

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value
Investment securities available for sale:
U.S. Treasury securities	$187.1	$—	$0.1	$—	$187.2
Government agency securities	226.3	—	0.5	—	226.8
Obligations of state and political subdivisions	4.9	—	0.1	—	5.0
Collateralized mortgage obligations:
Secured by residential mortgages	38.2	—	1.0	—	39.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	166.4	—	9.7	—	176.1
Preferred stock:
Large financial institutions	17.6	—	3.0	(0.2)	20.4
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.6	—	3.0	(0.2)	23.4
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.4	—	—	—	3.4

Total other marketable equity securities	6.4	—	—	—	6.4

Total investment securities available for sale	$649.9	$—	$14.4	$(0.2)	$664.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortized cost and fair value of available-for-sale securities at December 31, 2009

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value
Investment securities available for sale:
U.S. Treasury securities	$233.0	$—	$—	$(0.2)	$232.8
Government agency securities	224.9	—	0.5	(0.8)	224.6
Obligations of state and political subdivisions	5.1	—	0.1	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	49.9	—	1.3	—	51.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	195.8	—	7.6	—	203.4
Preferred stock:
Large financial institutions	17.5	—	3.4	—	20.9
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	3.4	—	23.9
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.5	—	—	—	3.5

Total other marketable equity securities	6.5	—	—	—	6.5

Total investment securities available for sale	$735.7	$—	$12.9	$(1.0)	$747.6
Amortized cost, carrying value, and fair value of held-to-maturity securities at June 30, 2010

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value
Investment securities held to maturity:
Obligations of state and political subdivisions	$0.4	$—	$0.4	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	58.1	—	58.1	0.2	(5.4)	52.9
Pooled trust-preferreds	124.0	79.4	44.6	7.3	(1.6)	50.3

Total corporate debt securities	182.1	79.4	102.7	7.5	(7.0)	103.2
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.7	—	0.7	—	—	0.7

Total investment securities held to maturity	$183.7	$79.4	$104.3	$7.5	$(7.0)	$104.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A continued downturn in the financial markets could cause us to reassess whether any or all of these securities remain temporarily impaired, or if any or all of them should be deemed OTTI.
Temporarily impaired securities as of June 30, 2010

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses
Corporate debt securities:
Single-issue trust-preferreds	$—	$—	$39.9	$(5.4)	$39.9	$(5.4)
Pooled trust-preferreds	—	—	50.3	(81.0)	50.3	(81.0)

Total corporate debt securities	—	—	90.2	(86.4)	90.2	(86.4)
Preferred stock
Large financial institutions	4.5	(0.3)	—	—	4.5	(0.3)

Total temporarily impaired securities	$4.5	$(0.3)	$90.2	$(86.4)	$94.7	$(86.7)
Temporarily impaired securities as of December 31, 2009

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses
U.S. Treasury securities	$206.1	$(0.2)	$—	$—	$206.1	$(0.2)
Government agency securities	89.7	(0.8)	—	—	89.7	(0.8)
Corporate debt securities:
Single-issue trust-preferreds	—	—	48.5	(9.2)	48.5	(9.2)
Pooled trust-preferreds	—	—	51.4	(92.9)	51.4	(92.9)

Total corporate debt securities	—	—	99.9	(102.1)	99.9	(102.1)

Total temporarily impaired securities	$295.8	$(1.0)	$99.9	$(102.1)	$395.7	$(103.1)
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
All of our TruPS are recorded on our balance sheet as HTM investment securities and in our footnote disclosures as corporate debt securities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As previously discussed in this note, we determined that some of our pooled TruPS were OTTI in 2008, 2009, and in the first half of 2010. To date:
•	We have recorded other-than-temporary impairment write-downs on 33 of the 38 pooled TruPS in our portfolio.
•	We have not recorded other-than-temporary impairment write-downs on any of the 9 single-issue TruPS in our portfolio.
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
Other matters
At June 30, 2010, securities with an aggregate book value of $317.5 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, interest rate swap agreements, and for other purposes required by law.
We had investments in the securities of regulatory authorities that totaled $32.1 million at June 30, 2010, and $26.8 million at December 31, 2009. These securities are carried at cost.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractual maturities of debt securities available for sale at June 30, 2010

		After 1	After 5
		year	years
	1 year	through 5	through 10	After 10
(dollars in millions)	or less	years	years	years	Total
U.S. Treasury securities	$181.0	$6.1	$—	$—	$187.1
Government agency securities	99.2	115.1	12.0	—	226.3
Obligations of state and political subdivisions	—	0.2	—	4.7	4.9
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	4.2	34.0	38.2
Mortgage-backed securities:
Residential mortgage-backed securities	0.2	13.8	130.9	21.5	166.4

Total amortized cost of debt securities available for sale	$280.4	$135.2	$147.1	$60.2	$622.9
Fair value of debt securities available for sale	$280.4	$136.2	$155.4	$62.3	$634.3
Weighted average yield of debt securities available for sale [1]	0.23%	1.75%	4.37%	4.47%	1.94%

[1]	Weighted average yields are not on a tax-equivalent basis
Contractual maturities of debt securities held to maturity at June 30, 2010

		After 1	After 5
		year	years
	1 year	through 5	through	After 10
(dollars in millions)	or less	years	10 years	years	Total
Obligations of state and political subdivisions	$—	$0.4	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	58.1	58.1
Pooled trust-preferreds	—	—	—	44.6	44.6

Total corporate debt securities	—	—	—	102.7	102.7
Non-U.S. government agency debt securities	—	0.5	—	—	0.5
Other debt securities	0.2	0.5	—	—	0.7

Total carrying value of debt securities held to maturity	$0.2	$1.4	$—	$102.7	$104.3
Fair value of debt securities held to maturity	$0.2	$1.4	$—	$103.2	$104.8
Weighted average yield of debt securities held to maturity [1]	2.63%	3.41%	—%	6.33%	6.31%

[1]	Weighted average yields are not on a tax-equivalent basis

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sale and write-down of investment securities available for sale

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Proceeds:
U.S. Treasury securities	$75.0	$—	$75.0	$—
Government agency securities	—	—	—	103.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	—	103.8
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	—	—	197.8
Other marketable equity securities:
Other	0.2	—	0.5	—

Total proceeds	$75.2	$—	$75.5	$404.8

Gross gains realized:
Government agency securities	$—	$—	$—	$3.6
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	—	2.7
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	—	—	6.0
Other marketable equity securities:
Other	0.1	—	0.4	—

Total gains realized	$0.1	$—	$0.4	$12.3

Other-than-temporary impairment charges:
Other marketable equity securities:
Mutual funds	$—	$—	$—	$(3.9)
Other	—	—	(0.1)	—

Total other marketable equity securities	—	—	(0.1)	(3.9)

Total other-than-temporary impairment charges	$—	$—	$(0.1)	$(3.9)
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
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Borrowings
Our short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, and an advance from the FHLB.
Our long-term debt at June 30, 2010, was $444.0 million. This amount included:
•	Two issuances of subordinated debt, totaling $450 million, summarized as follows:

	Amount issued and			Fixed
	outstanding		Semiannual	payment
Issue date	(in millions)	Term	payment dates	rates	Maturity
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018
•	$(5.1) million of unamortized losses related to terminated interest rate swaps on long-term debt.

•	$(0.1) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013.

•	$(0.8) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
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
U.S. regulatory capital ratios

					Well-capitalized minimum
	As of June 30,		As of December 31,		As of June 30,
	2010		2009		2010
(dollars in millions)	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk-weighted assets)
Wilmington Trust Corporation	16.65%	$1,644.2	14.31%	$1,568.8	10.00%	$987.3
Wilmington Trust Company	13.16%	$1,162.1	11.39%	$1,127.4	10.00%	$883.1
Wilmington Trust FSB	12.93%	$163.3	12.11%	$174.5	10.00%	$126.3
Tier 1 capital (to risk-weighted assets)
Wilmington Trust Corporation	12.33%	$1,217.1	9.86%	$1,080.1	6.00%	$592.4
Wilmington Trust Company	11.86%	$1,047.4	10.11%	$1,001.1	6.00%	$529.9
Wilmington Trust FSB	11.66%	$147.2	10.85%	$156.4	6.00%	$75.8
Tier 1 leverage capital (to average assets)
Wilmington Trust Corporation	11.80%	$1,217.1	10.10%	$1,080.1	5.00%	$515.8
Wilmington Trust Company	11.82%	$1,047.4	10.64%	$1,001.1	5.00%	$443.2
Wilmington Trust FSB	7.95%	$147.2	7.06%	$156.4	5.00%	$92.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Income taxes
Income taxes and tax rate

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in millions)	2010	2009	2010	2009
Pre-tax (loss)/income (less non-controlling interest)	$(183.7)	$(19.3)	$(229.3)	$13.8
Income tax (benefit)/expense	$(67.3)	$(10.2)	$(83.7)	$1.1
Effective tax rate	36.64%	52.85%	36.50%	7.97%
Under ASC 740, “Income Taxes,” we recognize interest and penalties related to uncertain tax benefits as income tax expense. We have reviewed and, where necessary, accrued for uncertain tax benefits for periods open to examination. We have applied this methodology consistently with prior periods.
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to examination by tax auditors in these jurisdictions for three to six years (open tax years). As of June 30, 2010, there were no material changes regarding uncertain tax benefits related to prior periods. Statutes of limitations have not been extended materially in any of our significant locations.
Our IRS examination for the tax year 2006 was completed during 2009. The tax years 2007 and 2008 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
We evaluate our deferred tax asset for realizability at least quarterly. The realizability of our deferred tax asset is dependent upon multiple variables including available loss carry-backs, the timing of future earnings, the reversal of current timing differences, and available tax-planning strategies. In accordance with the guidance of ASC 740, “Income Taxes,” recent years’ GAAP-based net operating losses require the assessment of the need for a valuation allowance against all or a portion of our deferred tax asset. As of June 30, 2010, we had a $238.4 million net deferred tax asset that we do not have a valuation allowance against because we believe that it is more likely than not that the deferred tax asset will be realized in the future. Although realization is not assured, we anticipate that realization of this asset will occur through a combination of significant loss carry-backs, reversal of taxable temporary differences, and future taxable earnings.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We intend to recognize loss carry-backs in the filing of our 2009 tax return and an amended 2008 tax return. This will significantly reduce our deferred tax asset.
We believe that the conditions that gave rise to our losses over the past several years were directly attributable to the prolonged economic recession and, although the effects of the recession will continue in the future, our business is fundamentally sound, and when the economy improves, so will our earnings. We have a long history of significant, core earnings, which we believe outweighs the negative evidence of recent losses.
Future events, such as continued losses, including those based on decreases in commercial real estate valuations, may change our conclusion that it is more likely than not that our deferred tax asset is realizable. Such a conclusion would require us to record a valuation allowance on all or a portion of our deferred tax asset. This could have an adverse effect on our results of operations and financial condition.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For more information about our business segments, read Item 2 in Part I of this report, as well as Note 1, “Nature of business,” Note 4, “Affiliates and acquisitions,” and Note 23, “Segment reporting,” in our 2009 Annual Report on Form 10-K.

		Wealth	Corporate	Affiliate
For the three months ended June 30, 2010	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$69.3	$6.6	$0.3	$(1.4)	$74.8
Provision for loan losses	(185.3)	(19.9)	—	—	(205.2)

Net interest (loss)/income after provision	(116.0)	(13.3)	0.3	(1.4)	(130.4)
Advisory fees:
Wealth Advisory Services	—	40.9	—	—	40.9
Corporate Client Services	0.1	—	51.2	—	51.3
Affiliate Money Managers	—	—	—	4.4	4.4

Total advisory fees	0.1	40.9	51.2	4.4	96.6
Amortization of other intangibles	—	(0.6)	(0.8)	(0.2)	(1.6)

Total advisory fees after amortization of other intangibles	0.1	40.3	50.4	4.2	95.0
Other noninterest income	12.7	0.5	0.4	—	13.6
Securities gains	0.1	—	—	—	0.1

Net interest and noninterest (loss) income	(103.1)	27.5	51.1	2.8	(21.7)
Noninterest expense	(65.5)	(45.4)	(43.3)	—	(154.2)

Segment (loss)/profit before income taxes	(168.6)	(17.9)	7.8	2.8	(175.9)
Income tax (benefit)/expense and noncontrolling interest	(62.4)	(6.3)	2.4	1.7	(64.6)

Segment operating (loss)/income	$(106.2)	$(11.6)	$5.4	$1.1	$(111.3)
Investment securities impairment charge					(7.8)
Income tax benefit for impairment charge					2.7
Reported net loss					$(116.4)

Depreciation and amortization	$2.4	$2.1	$2.0	$0.2	$6.7

		Wealth	Corporate	Affiliate
For the three months ended June 30, 2009	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$74.9	$5.9	$2.1	$(1.3)	$81.6
Provision for loan losses	(50.2)	(3.8)	—	—	(54.0)

Net interest income/(loss) after provision	24.7	2.1	2.1	(1.3)	27.6
Advisory fees:
Wealth Advisory Services	0.4	45.9	0.7	—	47.0
Corporate Client Services	0.2	—	41.2	—	41.4
Affiliate Money Managers	—	—	—	4.4	4.4

Total advisory fees	0.6	45.9	41.9	4.4	92.8
Amortization of other intangibles	—	(1.0)	(0.9)	(0.2)	(2.1)

Total advisory fees after amortization of other intangibles	0.6	44.9	41.0	4.2	90.7
Other noninterest income	13.4	0.4	0.5	—	14.3

Net interest and noninterest income	38.7	47.4	43.6	2.9	132.6
Noninterest expense	(47.9)	(44.4)	(36.1)	—	(128.4)

Segment (loss)/profit before income taxes	(9.2)	3.0	7.5	2.9	4.2
Income tax (benefit)/expense and noncontrolling interest	(4.6)	(0.4)	2.3	1.4	(1.3)

Segment operating (loss)/income	$(4.6)	$3.4	$5.2	$1.5	$5.5
Investment securities impairment charge					(23.4)
Income tax benefit for impairment charge					8.8
Reported net loss					$(9.1)

Depreciation and amortization	$3.3	$2.7	$2.3	$0.2	$8.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
For the six months ended June 30, 2010	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals
Net interest income/(loss)	$136.4	$13.0	$2.8	$(2.7)	$149.5
Provision for loan losses	(254.5)	(28.1)	—	—	(282.6)

Net interest (loss)/income after provision	(118.1)	(15.1)	2.8	(2.7)	(133.1)
Advisory fees:
Wealth Advisory Services	—	85.0	0.1	—	85.1
Corporate Client Services	0.3	—	99.0	—	99.3
Affiliate Money Managers	—	—	—	9.1	9.1

Total advisory fees	0.3	85.0	99.1	9.1	193.5
Amortization of other intangibles	—	(1.5)	(1.6)	(0.4)	(3.5)

Total advisory fees after amortization of other intangibles	0.3	83.5	97.5	8.7	190.0
Other noninterest income	24.3	0.8	0.7	—	25.8
Securities gains	0.3	0.1	—	—	0.4

Net interest and noninterest (loss)/income	(93.2)	69.3	101.0	6.0	83.1
Noninterest expense	(113.4)	(90.1)	(82.2)	—	(285.7)

Segment (loss)/profit before income taxes	(206.6)	(20.8)	18.8	6.0	(202.6)
Income tax (benefit)/expense and noncontrolling interest	(77.1)	(6.8)	6.2	4.0	(73.7)

Segment operating (loss)/income	$(129.5)	$(14.0)	$12.6	$2.0	$(128.9)
Investment securities impairment charge					(25.8)
Income tax benefit for impairment charge					9.1
Reported net loss					$(145.6)

Depreciation and amortization	$5.0	$4.5	$4.2	$0.4	$14.1
Investment in equity method investees	$—	$0.9	$—	$155.0	$155.9
Segment average assets	$8,676.0	$1,478.7	$466.7	$156.2	$10,777.6

		Wealth	Corporate	Affiliate
For the six months ended June 30, 2009	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals
Net interest income/(loss)	$147.9	$11.4	$3.4	$(2.5)	$160.2
Provision for loan losses	(75.0)	(8.5)	—	—	(83.5)

Net interest income/(loss) after provision	72.9	2.9	3.4	(2.5)	76.7
Advisory fees:
Wealth Advisory Services	0.9	93.3	2.2	—	96.4
Corporate Client Services	0.5	—	80.5	—	81.0
Affiliate Money Managers	—	—	—	6.7	6.7

Total advisory fees	1.4	93.3	82.7	6.7	184.1
Amortization of other intangibles	—	(2.0)	(2.0)	(0.4)	(4.4)

Total advisory fees after amortization of other intangibles	1.4	91.3	80.7	6.3	179.7
Other noninterest income	26.4	1.0	1.0	—	28.4
Securities gains	11.4	0.3	0.4	—	12.1

Net interest and noninterest income	112.1	95.5	85.5	3.8	296.9
Noninterest expense	(90.7)	(89.1)	(74.1)	(1.1)	(255.0)

Segment profit before income taxes	21.4	6.4	11.4	2.7	41.9
Income tax expense and noncontrolling interest	7.4	0.7	2.2	1.4	11.7

Segment operating income	$14.0	$5.7	$9.2	$1.3	$30.2
Investment securities impairment charge					(27.9)
Income tax benefit for impairment charge					10.4
Reported net income					$12.7

Depreciation and amortization	$6.5	$5.4	$4.6	$0.4	$16.9
Investment in equity method investees	$—	$—	$—	$162.8	$162.8
Segment average assets	$9,624.0	$1,504.7	$480.0	$159.2	$11,767.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASU 2010-06. In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require new disclosures about transfers in and out of Levels 1 and 2 for fair value measurements, and about activity in Level 3 fair value measurements, including separate presentations of information about purchases, sales, issuances, and settlements within the Level 3 reconciliation. Additionally, the ASU clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the appropriate level of disaggregation of assets and liabilities. ASU 2010-06 was effective for us on January 1, 2010, except for the activity in Level 3 disclosure requirements, which will be effective for the fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 did not have a material effect on our financial statements. We have added the fair value disclosures that are required by this ASU to our financial statement footnotes.
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
ASU 2010-20. In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 introduces expanded disclosure requirements that focus on the nature of an entity’s credit risk associated with its financing receivables (e.g., loans), and the entity’s assessment of that risk in estimating its allowances for credit losses, as well as changes in the allowance and the reasons for those changes. The ASU requires entities to disaggregate the new and existing disclosures based on how they develop their allowances for credit losses and how they manage their credit exposures. New disclosure requirements introduced by the ASU that relate to information as of the end of a reporting period will be effective for us on December 31, 2010. The disclosure requirements that relate to activity that occurs during a reporting period will be effective for us on January 1, 2011. We do not expect the adoption of ASU 2010-20 to have a material effect on our financial statements. We will need to provide the applicable disclosures beginnings with our December 31, 2010, financial statements.
16. Subsequent events
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since June 30, 2010, warrant additional disclosure as a subsequent event. As of August 9, 2010, the filing date of this report, we determined that there were no recognized or unrecognized subsequent events to report under ASC 855.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
Wealth Advisory Services (WAS). The WAS business helps individuals and families with substantial wealth preserve and protect their wealth, minimize taxes, transfer wealth to future generations, support charitable endeavors, and manage their business affairs. We do this through a variety of asset management, family office, and fiduciary services. We target clients who have liquid assets of $10 million or more. WAS has offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania. At the end of 2009, WAS had clients throughout the United States and in 35 other countries.
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
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
This report discusses:
•	Changes in our financial condition (balance sheet) since December 31, 2009. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of June 30, 2009, for historical reference.
•	The results of our operations (income statement) for the three and six months ended June 30, 2010, compared with the corresponding periods in 2009. In some cases, we provide amounts for other periods to provide historical context.
EXECUTIVE SUMMARY
We reported a net loss of $116.4 million for the 2010 second quarter and a net loss of $145.6 million for the first six months of 2010. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued in conjunction with our participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP), the net loss available to common shareholders was $120.9 million, or $1.33 per common share, for the 2010 second quarter and $154.7 million, or $1.85 per common share, for the first six months of 2010.
The primary cause of these losses was the amount of the provision for loan losses, which was $205.2 million for the second quarter and $282.6 million for the first six months of 2010. The extent and duration of the recession continued to affect the credit quality of our loan portfolio. There were significant declines in collateral values and continued financial difficulty for many of our borrowers, particularly in southern Delaware. In response to these conditions, we reevaluated collateral values, obtained updated appraisals, refined our risk rating designations, and revised some of the credit quality factors on our performing portfolio. In total, lower collateral values, increased delinquencies, and the continued intensity of the recession caused increases in charge-offs, increases in non-accruing loans, internal risk rating downgrades, and the increase in our reserve for loan losses. For additional details regarding credit quality and our provision for loan losses, read the credit quality discussion in this report.
Despite our net loss for the 2010 second quarter and year-to-date, our capital position remained strong at June 30, 2010. Our total risk-based capital ratio was 16.65% at June 30, 2010, compared to 14.31% at December 31, 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Decreases in loan balances, mainly due to charge-offs and weak demand for new loans, were the main cause of the decrease in total assets from year-end. We ended the 2010 second quarter with $10.38 billion of total assets. Liabilities also were lower than at year-end, mainly because total deposits and short-term borrowings decreased.
Other significant factors in our second quarter and year-to-date results, compared to the corresponding periods in 2009, included:
•	Continued momentum in the CCS business, which recorded higher revenue from global corporate trust services and retirement services.
•	Lower net interest income (before the provision for loan losses), due to lower loan and investment portfolio balances, higher nonperforming assets, and lower market interest rates.
•	Lower WAS revenue, due mainly to our decision in 2009 to maximize client returns by waiving fees on money market mutual funds.
•	$18.8 million of credit-related expenses recorded in the 2010 second quarter.
•	$7.8 million of other-than-temporary impairment charges recorded in the 2010 second quarter.
We discuss each of these factors in greater detail in other sections of this report.
On June 3, 2010, our Board of Directors elected Donald E. Foley to succeed Ted T. Cecala as CEO. Mr. Foley previously had been a member of our Board of Directors since July 2006 and had chaired the Audit Committee since April 2008. On July 21, 2010, Mr. Foley was elected Chairman of our Board of Directors.
On July 21, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.01 per common share. The dividend will be paid on August 16, 2010, to shareholders of record on August 2, 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION FOR THE SIX MONTHS ENDED JUNE 30, 2010
Our capital position remained strong during the second quarter and the first six months of 2010. Ending stockholders’ equity benefited from the 21.7 million share common stock issuance completed on March 1, 2010. This issuance netted proceeds of $274 million, which qualified as both tangible common equity and regulatory Tier 1 capital. The proceeds were used for general corporate purposes and, subsequent to the offering, we contributed $100 million of capital to Wilmington Trust Company, our wholly-owned bank subsidiary. All Wilmington Trust Corporation and Wilmington Trust Company regulatory capital ratios improved from their year-end 2009 levels, and all continued to exceed the amounts required by the Federal Reserve Board to be considered well capitalized.
At June 30, 2010, our total assets were $10.38 billion, a $712.2 million, or 6%, decrease from year-end 2009. This decrease reflected the declines in loan and investment securities balances.
Period-end loan balances at June 30, 2010 were $8.39 billion, a decrease of $579.5 million, or 6%, from year-end 2009. Decreases occurred in all six categories of loans, due to weak demand and charge-offs.
Ending investment securities balances decreased $92.1 million from year-end 2009, primarily due to maturities of U.S. Treasury securities and mortgage-backed securities. Other-than-temporarily impaired (OTTI) securities write-downs, primarily on pooled TruPS, also contributed to the decline.
Total deposit balances were $7.65 billion at June 30, 2010, a decrease of $742.9 million, or 9%, from year-end 2009. Most of these decreases were in noninterest-bearing demand deposit and national brokered certificates balances. Core deposit balances were $6.77 billion, a decrease of $346.0 million, or 5%. In addition, liquidity from lower loan and investment balances allowed us to decrease our short-term borrowings.
Assets

(dollars in millions)	At 6/30/10	At 12/31/09
Loan balances	$8,387.7	$8,967.2
Loans as a percentage of total assets	81%	81%
Investment securities	$768.4	$860.5
Investment securities as a percentage of total assets	7%	8%
Total assets	$10,384.9	$11,097.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Earning assets 1

(dollars in millions)	At 6/30/10	At 12/31/09
Total earning assets	$9,446.7	$10,035.0
Percentage in loans	89%	89%
Percentage in investment securities	8%	9%
Percentage in other earning assets	3%	2%
Earning assets as a percentage of total assets	91%	90%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.
Liabilities and stockholders’ equity

(dollars in millions)	At 6/30/10	At 12/31/09
Core deposits	$6,774.3	$7,120.3
Core deposits as a percentage of total liabilities	76%	73%
National brokered CDs and short-term borrowings	$1,331.9	$1,874.4
National brokered CDs and short-term borrowings as a percentage of total liabilities	15%	19%
Total liabilities	$8,944.6	$9,790.0
Wilmington Trust stockholders’ equity	$1,440.3	$1,306.7
Noncontrolling interest	$—	$0.4

Total liabilities and stockholders’ equity	$10,384.9	$11,097.1
Selected average balances

			Year-to-date	Year-to-date
(in millions)	2010 Q2	2009 Q2	2010	2009
Loan balances	$8,597.0	$9,396.2	$8,712.0	$9,457.1
Total assets	$10,513.7	$11,420.1	$10,777.6	$11,767.9

Core deposits	$6,763.4	$6,602.4	$7,000.0	$6,256.7
Total deposits	$7,748.2	$7,753.0	$8,119.2	$7,838.5
Total liabilities	$8,929.2	$10,077.2	$9,274.4	$10,431.4
For more information about loan and core deposit balances, read the Regional Banking discussion in this report. For more information about our capital and stockholders’ equity, read the capital resources discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
At June 30, 2010, the investment securities portfolio was $768.4 million, a decline of $92.1 million from year-end 2009. This decrease was caused primarily by:
•	Maturities of U.S. Treasury securities, mortgage-backed securities, and collateralized mortgage obligations.
•	Write-downs of securities that were deemed to be OTTI under U.S. generally accepted accounting principles (GAAP).
In the 2010 second quarter, 9 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $11.3 million. Of this amount, $7.8 million was related to credit quality and was recorded as an other-than-temporary impairment loss in the statement of income. The $7.8 million credit-related loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlies the pooled TruPS we own. The remaining $3.5 million non-credit-related portion of the write-down reduced stockholders’ equity by $2.2 million on an after-tax basis and was recorded in other comprehensive income.
For the first six months of 2010, impairment losses on pooled TruPS totaled $41.1 million. Of this amount, $25.7 million was credit related and was recorded in the statement of income. The remaining $15.4 million non-credit-related portion of the write-down reduced stockholders’ equity by $9.8 million. In addition to the $25.7 million pooled TruPS loss, we recorded a $0.1 million loss on an AFS equity security that was determined to be OTTI in the 2010 first quarter.
In total, OTTI securities losses in 2010 were $7.8 million for the second quarter and $25.8 million for the first six months of 2010. These charges increased our net loss by approximately $5.1 million and $16.7 million, respectively, and our net loss by approximately $0.05 and $0.20, respectively, per common share on an after-tax basis.
The investment securities portfolio composition shifted slightly during 2010. The percentage of the portfolio invested in U.S. Treasury securities decreased from 27% at year-end 2009 to 24% at the end of the second quarter, due mainly to maturities. Offsetting this decrease was an increase in the percentage invested in government agency securities, which was slightly higher due to lower total investment securities balances. The mix of other investment securities categories, on a percentage basis, remained similar to year-end.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investment securities portfolio composition

	At 6/30/10		At 12/31/09
		Percent of		Percent of
(dollars in millions)	Amount	portfolio	Amount	portfolio
U.S. Treasury securities	$187.2	24%	$232.8	27%
Government agency securities [1]	227.3	30	225.1	26
Obligations of state and political subdivisions	5.4	1	5.7	1
Collateralized mortgage obligations	39.2	5	51.2	6
Mortgage-backed debt securities	176.1	23	203.4	23
Trust-preferred securities:
Pooled trust-preferred securities	58.1	7	57.7	7
Single-issue trust preferred securities	44.6	6	53.3	6

Total trust-preferred securities	102.7	13	111.0	13
Preferred stock	23.4	3	23.9	3
Other marketable equity securities	7.1	1	7.4	1

Total investment securities	$768.4	100%	$860.5	100%

Amount invested in fixed rate instruments	$642.8	84%	$723.6	84%

[1]	Includes $0.5 million of non-U.S. government agency securities.
Attrition and depressed TruPS valuations caused the portfolio’s average life and duration to change. The negative duration of the portfolio in total was caused by the lower TruPS valuations and historically low market interest rates.
Average life and duration in the investment securities portfolio (in years)

	At 6/30/10	At 12/31/09
Average life	6.12	6.23
Duration	(0.75)	(0.49)
Excluding TruPS, duration at June 30, 2010 would have been 1.10 years.
For additional information about our investment securities, their valuations, and related write-downs, read the Consolidated Statements of Cash Flows, Note 5, “Fair value measurement of assets and liabilities,” and Note 10, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
We reported a net loss of $116.4 million for the 2010 second quarter and a net loss of $145.6 million for the first six months of 2010. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued in conjunction with our participation in the CPP, the net loss available to common shareholders was $120.9 million, or $1.33 per common share, for the 2010 second quarter and $154.7 million, or $1.85 per common share, for the first six months of 2010.
In comparison, the net loss for the 2009 second quarter was $9.1 million, and the net loss available to common shareholders was $0.20 per common share, after adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock. Net income for the first six months of 2009 was $12.7 million, and the net income available to common shareholders was $0.05 per diluted common share, after adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock.
The net loss for both the second quarter and the first six months of 2010 was primarily a function of a significant increase in the provision for loan losses, which was caused by continued recessionary conditions, particularly in southern Delaware. Other factors that contributed to the net loss included:
•	A decrease in net interest income, due to declining loan balances, higher nonperforming asset balances, and the historically low interest rate environment.
•	Mutual fund fee waivers, which reduced WAS revenue.
•	An increase in OREO write-downs and losses.
•	An increase in our reserve for unfunded loan commitments.
The effects of the difficult financial environment were offset partially by some positive developments:
•	CCS global corporate trust services revenue increased for both the second quarter and the first six months of 2010.
•	CCS retirement services revenue rose, reflecting higher plan asset valuations and new business.
•	Lower OTTI securities charges in 2010, compared to 2009.
Compared to 2009, the net loss per common share was affected by an increase in the number of common shares outstanding, due to the issuance of 21.7 million shares on March 1, 2010.
Weighted average common shares outstanding

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Common shares outstanding (diluted)	90,786	68,966	83,665	69,049

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
THE REGIONAL BANKING BUSINESS
A combination of charge-offs and weak demand for new loans caused loan balances to decline during the first six months of 2010. Declines occurred in both the commercial and retail portfolios. We expect loan balances to decrease by an additional $200 million to $600 million by year-end 2010.
Core deposits decreased during the first half of 2010 and there was a shift in the core deposit mix, as an increase in interest-bearing deposits was offset by a decrease in noninterest-bearing deposits.
Regional Banking operating net income for the second quarter and first six months of 2010 was lower than for the corresponding 2009 periods, due primarily to lower net interest income, a higher provision for loan losses, and higher noninterest expense.
Regional Banking operating income

(in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Segment operating net (loss)/income	$(106.2)	$(4.6)	$(129.5)	$14.0
Although this report discusses changes in loan and deposit balances on a period-end basis, we consider average balances, rather than period-end balances, to be a better indicator of trends in the Regional Banking business. This is because average balances represent client activity over the longer term. This is especially true of core deposit balances, which often can be skewed by movements of transactional deposits made by CCS clients. Information about changes in our average balances appears in the quarterly and year-to-date analyses of net interest income, which appear between the net interest margin and the noninterest income discussions in this report.
LOANS
Loan charge-offs and weak demand for new loans, both stemming from continued weakness in the mid-Atlantic regional economy, contributed to the decline in loan balances. Total loan balances declined $579.5 million, or 6%, during the first half of 2010. Approximately 79% of total loans outstanding at June 30, 2010, were floating rate loans.
Total loans outstanding

(dollars in millions)	At 6/30/10	At 12/31/09	% change
Commercial loans	$6,291.0	$6,685.7	(6)%
Retail loans [1]	2,096.7	2,281.5	(8)%

Total loans outstanding	$8,387.7	$8,967.2	(6)%

[1]	Includes consumer loans, residential mortgage loans, and loans secured with investments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The mix of loans by geographic market remained relatively unchanged from year-end, with the Delaware market accounting for 53% of total loans outstanding at the end of the 2010 second quarter, compared to 54% at year-end. The composition of the loan portfolio by loan type also remained relatively unchanged.
Loan portfolio composition

	At 6/30/10	At 12/31/09
Commercial loans:
Commercial, financial, and agricultural	29%	29%
Commercial real estate — construction	21%	22%
Commercial mortgage — owner occupied	13%	12%
Commercial mortgage — non-owner occupied	12%	12%

Total commercial loans	75%	75%
Retail loans:
Residential mortgage	5%	5%
Consumer loans:
Home equity	7%	6%
Indirect loans	6%	7%
Credit card	1%	1%
Other consumer	1%	1%

Total consumer loans	15%	15%
Secured with investments	5%	5%

Total retail loans	25%	25%
Loans secured with investments are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.
Commercial loans
Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees. At June 30, 2010:
•	Commercial loans made up approximately 75% of our total loan portfolio.
•	Approximately 72% of commercial loan balances were for amounts of $10 million or less. On a percentage basis, the mix of loans by size was relatively unchanged from prior periods.
•	Approximately 90% of total commercial loans outstanding were floating rate loans. For more information about the pricing characteristics of commercial loans, read the interest rate risk discussion in this report.
•	Approximately 53% of total commercial loans were concentrated in Delaware.
Decreases in loan balances occurred in all categories of commercial loans during the first six months of 2010, most notably in commercial, financial, and agricultural (CF&A) loans and commercial construction loans. The geographic distribution of loans remained similar to year-end.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial loan balances

(dollars in millions)	At 6/30/10	At 12/31/09	% change
Commercial, financial, and agricultural loans	$2,459.6	$2,627.0	(6)%
Commercial real estate — construction loans	1,756.7	1,956.4	(10)%
Commercial mortgage loans — owner occupied	1,078.4	1,095.3	(2)%
Commercial mortgage loans — non-owner occupied	996.3	1,007.0	(1)%

Total commercial loans	$6,291.0	$6,685.7	(6)%
Commercial loans by geographic market

	At 6/30/10		At 12/31/09
		As a % of total		As a % of total
(dollars in millions)	Amount	commercial loans	Amount	commercial loans
Delaware	$3,340.9	53%	$3,601.9	54%
Pennsylvania	$1,580.1	25%	$1,696.3	25%
Maryland	$686.0	11%	$684.2	10%
New Jersey	$510.4	8%	$509.7	8%
Other	$173.6	3%	$193.6	3%
Commercial, financial, and agricultural loans
Weak demand for new loans, caused by continued recessionary conditions, plus loan paydowns and $33.6 million of charge-offs contributed to the decline in CF&A loan balances during the first six months of 2010. Balances at June 30, 2010, were $167.4 million, or 6%, lower than at year-end 2009.
Commercial construction loans
Commercial construction loan balances decreased $199.7 million, or 10%, from year-end 2009, mainly due to $93.3 million of commercial construction loan charge-offs during the first half of 2010. Also, during the first half of 2010, approximately $65.2 million of performing loans were transferred to the commercial mortgage portfolio from the commercial construction portfolio. Generally, when a commercial construction project is completed, we transfer the loan to the commercial mortgage category. Paydowns and weak demand for new commercial construction loans also contributed to the decrease. The breakdown of commercial construction loans by project type shifted slightly from year-end 2009. The percentage of commercial construction loans for residential projects and retail and office projects decreased, mainly due to charge-offs and projects that were completed in the first half of 2010 in those categories. As of June 30, 2010, the geographic breakdown of the commercial construction portfolio remained similar to year-end 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial construction loans by project type

(dollars in millions)	At 6/30/10		At 12/31/09
Residential	$863.7	49%	$983.3	51%
Land development [1]	409.8	23%	434.9	22%
Retail and office	272.9	16%	344.0	18%
Owner-occupied	22.5	1%	28.0	1%
Multi-family	97.4	6%	81.2	4%
Other	90.4	5%	85.0	4%

Total	$1,756.7		$1,956.4

[1]	Land development consists of raw land and improved land in various stages of development.
Commercial construction loans by geography

	At 6/30/10	At 12/31/09
Delaware	58%	59%
Pennsylvania	22%	23%
Maryland	8%	7%
New Jersey	10%	9%
Other	2%	2%
Commercial mortgage loans
Commercial mortgage loan balances decreased $27.6 million, or 1%, from year-end 2009, mainly due to $17.6 million of charge-offs, combined with paydowns and weak demand for new commercial mortgage loans. These decreases were offset partially by the transfer of approximately $65.2 million of commercial construction projects to the commercial mortgage category during the first half of 2010. The composition of the commercial mortgage portfolio by project type and the geographic distribution of commercial mortgage loans at June 30, 2010, remained similar to year-end.
Commercial mortgage loans by project type

(dollars in millions)	At 6/30/10		At 12/31/09
Owner-occupied	$1,078.4	52%	$1,095.3	52%
Retail	369.8	18%	368.3	18%
Industrial	117.5	6%	119.5	6%
Office	181.3	9%	156.7	7%
Residential/land	83.4	4%	90.2	4%
Hotel	85.6	4%	83.1	4%
Other	158.7	7%	189.2	9%

Total commercial mortgage loans	$2,074.7		$2,102.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial mortgage loans by geography

	At 6/30/10	At 12/31/09
Delaware	57%	57%
Pennsylvania	21%	21%
Maryland	14%	14%
New Jersey	6%	6%
Other	2%	2%
Consumer loans
At June 30, 2010:
•	Consumer loan balances were 12% lower than at year-end 2009, with declines in all categories of consumer loans.
•	The largest decline was in the indirect lending category, where paydowns on indirect automobile loan balances exceeded new volume.
•	$21.4 million of year-to-date consumer charge-offs contributed to the decline.
•	While consumer loan balances decreased, the mix of consumer loans by geographic market was unchanged from year-end 2009. Approximately 53% of consumer loans were in the Delaware market, where we are the leading retail and commercial bank.
Consumer loan portfolio

(dollars in millions)	At 6/30/10	At 12/31/09	% change
Indirect loans	$492.6	$613.4	(20)%
Home equity loans	555.5	568.6	(2)%
Credit card loans	64.5	66.4	(3)%
Other consumer loans	131.3	160.5	(18)%

Total consumer loans	$1,243.9	$1,408.9	(12)%
Residential mortgage loans
We focus our residential mortgage lending activities in the state of Delaware, where most of the residential mortgages we originate are traditional fixed rate conforming loans. We sell most of the fixed rate residential mortgages we originate into the secondary market, instead of retaining them in our portfolio. We do not engage in subprime residential mortgage lending.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Residential mortgage loan balances were down marginally to $424.2 million at June 30, 2010, from $431.0 million at year-end 2009. Reductions in loan balances from sales of residential mortgages and from principal paydowns during the first six months of 2010 were offset almost entirely by newly originated mortgages we chose to retain in our loan portfolio. We sold $69.4 million of fixed rate residential mortgages into the secondary market during the first six months of 2010. We realized a gain of approximately $1.2 million on these sales. This amount was recorded on our income statement in “other noninterest income.”
Residential mortgage originations were considerably lower than in prior quarters. Despite a continuing favorable interest rate environment, 2010 year-to-date demand for refinancing was lower than in 2009.
Residential mortgage originations

				2010 Q2	2009 Q2
(dollars in millions)	2010 Q2	2009 Q4	2009 Q2	YTD	YTD
Dollar amount of originations	$49.1	$60.1	$96.1	$87.6	$198.5
Number of loans originated	200	249	460	361	917
Percentage for home purchase	43%	27%	15%	38%	15%
Percentage for refinancing	57%	73%	85%	62%	85%
Percentage of fixed rate originations	85%	97%	99%	87%	99%
DEPOSITS
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Most of our core deposits come from clients in Delaware, where we focus our consumer banking activities. Changes in core deposit balances, on average, primarily reflect trends in the Regional Banking business.
•	Non-core deposits, which include national brokered CDs. Non-core deposits are not associated with client activity, and changes in their balances do not reflect Regional Banking business trends. We use non-core deposits to augment core deposits to fund earning asset growth.
We discuss core deposits in this section. For more information about our use of national brokered CDs, read the liquidity, funding, and interest rate risk management discussions in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
At June 30, 2010, core deposit balances were $346.0 million lower than at year-end 2009. A $685.8 million decrease in noninterest-bearing demand deposits was partially offset by an increase in interest-bearing demand deposits. The decline in noninterest-bearing demand deposits from year-end 2009 reflected fluctuations in period-end balances that primarily resulted from CCS client activity. It is not unusual for CCS client deposit levels to fluctuate significantly from period to period, as CCS clients commonly make short-term transactional deposits. Regional Banking and WAS clients accounted for most of the growth in interest-bearing demand deposits. This growth was spurred by client demand for the safety of insured funds amid economic uncertainty and financial market volatility.
Core deposits

(dollars in millions)	At 6/30/10	At 12/31/09	% change
Noninterest-bearing demand deposits	$784.8	$1,470.6	(47)%
Savings deposits	913.7	921.5	(1)%
Interest-bearing demand deposits	3,976.2	3,590.7	11%
CDs < $100,000	983.6	1,000.6	(2)%
Local CDs > $100,000	116.0	136.9	(15)%

Total core deposits	$6,774.3	$7,120.3	(5)%

Percent from Delaware clients	79%	77%
Percent from Pennsylvania clients	7%	7%
Percent from Maryland clients	11%	11%
Percent from New Jersey clients	1%	1%
Percent from clients in other markets	2%	4%
We generally consider average core deposit balances to be a better indicator of trends in the Regional Banking business than period-end balances. On average, noninterest-bearing demand deposit balances were lower than for the corresponding year-ago period because of a decline in CCS client deposit balances discussed above, while the increase in average interest-bearing deposits for both the second quarter and the first six months of 2010 was due to the increases in Regional Banking and WAS client balances discussed above. For more detail on average core deposit balances, read the quarterly analysis of net interest income that appears between the net interest margin and the noninterest income discussions in this report.
Select core deposit balances, on average

				2010 Q2	2009 Q2
(in millions)	2010 Q2	2009 Q4	2009 Q2	YTD	YTD
Noninterest-bearing demand deposits	$780.5	$1,219.5	$1,246.6	$1,042.6	$1,069.1
Interest-bearing demand deposits	$3,952.6	$3,440.6	$3,154.0	$3,912.4	$2,984.7
Total core deposits	$6,763.4	$6,741.2	$6,602.4	$7,000.0	$6,256.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Along with CDs under $100,000, we include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits, not national, wholesale, or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash. Balances for both categories of CDs decreased during the first half of 2010, as customer demand declined.
NET INTEREST INCOME
Net interest income for both the second quarter and the first six months of 2010 was lower than for the corresponding periods in 2009, mainly because loan balances and investment securities balances, on average, declined. These declines were due to weak loan demand, maturities in investment securities, loan charge-offs, and OTTI investment securities. The effects of these declines were mitigated partially by reductions in the cost of the funds used to support earning assets, which was lower because the need for funding declined, due to the decrease in loan balances and the addition of funding from the common equity offering completed in the 2010 first quarter. Other factors that affected net interest income in 2010 included lower market interest rates since the first half of 2009 and an increase in nonperforming assets.
Net interest income

(dollars in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Interest income	$96.3	$111.3	$193.8	$228.5
Interest expense	21.5	29.7	44.3	68.3

Net interest income	$74.8	$81.6	$149.5	$160.2
Percent generated by Regional Banking	93%	92%	91%	92%
Most of our net interest income comes from the Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services. For more information about the allocation of net interest income among the three businesses, read Note 14, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NET INTEREST MARGIN

Net interest margin	2010 Q2	2010 Q1	2009 Q4	2009 Q3	2009 Q2	2009 Q1
Quarterly margin	3.15%	3.03%	3.12%	3.19%	3.14%	2.87%
The net interest margin for the 2010 second quarter was 3.15%, relatively unchanged from 3.14% for the 2009 second quarter. With some improvement in the 30-day LIBOR during the 2010 second quarter, market rates were lower than they were during 2009 second quarter. Generally, the lag-effect resulting from our asset-sensitive interest rate risk position, where our floating rate assets reprice faster than our floating rate liabilities, has abated. Most of the decreases in the yields earned on interest-earning assets that we experienced from declines in market rates since the 2009 second quarter, were offset entirely by decreases in the rates paid on funds used to support earning assets.

Net interest margin	2010 Q2	2009 Q2
Year-to-date margin	3.09%	3.00%
The net interest margin for the first six months of 2010, compared to the corresponding period in 2009, increased approximately 9 basis points to 3.09%. Most of the increase was from an unusually low net interest margin during the 2009 first quarter, which resulted from decreases in market rates during the 2008 fourth quarter. Because of our asset-sensitive interest rate risk position, the 2008 rate decreases affected the yield on interest-earning assets during the 2009 first quarter, but did not result in a corresponding reduction in the cost of funds until the 2009 second quarter.
Other factors that influenced the net interest margin for both the second quarter and the first six months of 2010, compared to the corresponding periods in 2009, were:
•	Higher nonperforming loans.
•	Interest rate floors on most new and renewing loans, a practice that we initiated during the 2009 first quarter.
•	A shift in the mix of deposits, as core deposit balances increased and national brokered CD balances decreased.
We expect funding costs to increase modestly in the second half of 2010. For the third and fourth quarters of 2010, we expect the net interest margin to be in the 3.00% to 3.10% range, assuming no change in the short-term interest rate environment.
More information about changes in our earning asset yields and cost of funds appears in this report in the analysis of net interest income, the analysis of changes in interest income and expense due to volume and rate, and the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME

(dollar amounts in millions; rates on a tax-equivalent basis)

	2010 second quarter			2009 second quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Earning assets:

Interest-bearing deposits in other banks	$164.7	$0.1	0.22%	$165.9	$0.1	0.34%
Federal funds sold and securities purchased under agreements to resell	31.9	—	0.13	14.5	—	0.14

Total short-term investments	196.6	0.1	0.21	180.4	0.1	0.32

U.S. Treasury securities	236.8	0.2	0.24	46.1	0.1	0.77
Government agency securities	149.0	0.5	1.35	252.9	2.1	3.30
Obligations of state and political subdivisions [1]	5.4	0.1	8.76	6.6	0.2	8.81
Preferred stock [1]	20.5	0.5	9.04	20.5	0.5	8.71
Mortgage-backed securities	213.4	2.3	4.34	301.0	3.3	4.36
Other securities [1]	130.8	2.0	6.25	248.0	2.4	3.98

Total investment securities	755.9	5.6	2.96	875.1	8.6	3.89

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	27.0	0.2	2.78	25.5	0.2	2.84

Commercial, financial, and agricultural loans	2,515.7	26.8	4.27	2,765.6	29.6	4.30
Real estate — construction loans	1,837.9	16.0	3.49	1,973.4	17.7	3.60
Commercial mortgage loans	2,113.7	21.9	4.15	1,987.5	21.8	4.40

Total commercial loans	6,467.3	64.7	4.01	6,726.5	69.1	4.12

Residential mortgage loans	425.4	5.4	5.13	566.5	8.1	5.71
Consumer loans	1,284.7	17.7	5.54	1,605.1	22.5	5.63
Loans secured with investments	419.6	3.0	2.88	498.1	3.2	2.60

Total retail loans	2,129.7	26.1	4.93	2,669.7	33.8	5.08

Total loans [1,2]	8,597.0	90.8	4.24	9,396.2	102.9	4.40

Total earning assets at historical cost	$9,576.5	$96.7	4.05%	$10,477.2	$111.8	4.28%

Fair value adjustment on investment securities available for sale	(5.3)			(58.0)

Total earning assets	$9,571.2			$10,419.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME (CONTINUED)

(dollar amounts in millions; rates on a tax-equivalent basis)

	2010 second quarter			2009 second quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Funds supporting earning assets:

Savings deposits	$914.3	$1.9	0.82%	$907.0	$2.8	1.24%
Interest-bearing demand deposits	3,952.6	2.7	0.27	3,154.0	3.1	0.40
Certificates under $100,000	995.1	5.5	2.23	1,113.9	8.3	2.98
Local certificates $100,000 and over	120.9	0.6	2.08	180.9	1.2	2.62

Total core interest-bearing deposits	5,982.9	10.7	0.72	5,355.8	15.4	1.15
National brokered certificates	984.8	2.1	0.90	1,150.6	5.0	1.74

Total interest-bearing deposits	6,967.7	12.8	0.74	6,506.4	20.4	1.26

Federal funds purchased and securities sold under agreements to repurchase	393.8	0.3	0.23	1,432.7	0.9	0.25
U.S. Treasury demand deposits	—	—	—	8.1	—	—
Line of credit and other debt	29.0	0.5	6.50	1.1	—	6.87

Total short-term borrowings	422.8	0.8	0.66	1,441.9	0.9	0.26

Long-term debt	443.7	7.9	7.14	469.5	8.4	7.14

Total interest-bearing liabilities	7,834.2	21.5	1.10	8,417.8	29.7	1.41

Other noninterest funds	1,742.3	—	—	2,059.4	—	—

Total funds used to support earning assets	$9,576.5	$21.5	0.90%	$10,477.2	$29.7	1.14%

Net interest income/margin [3]		75.2	3.15%		82.1	3.14%

Tax-equivalent adjustment [1]		(0.4)			(0.5)

Net interest income		$74.8			$81.6

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note:	Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME

(dollar amounts in millions; rates on a tax-equivalent basis)

	Year-to-date 2010			Year-to-date 2009
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Earning assets:

Interest-bearing deposits in other banks	$271.8	$0.3	0.22%	$218.0	$0.3	0.35%
Federal funds sold and securities purchased under agreements to resell	17.6	—	0.14	22.9	0.1	0.88

Total short-term investments	289.4	0.3	0.21	240.9	0.4	0.78

U.S. Treasury securities	233.6	0.3	0.23	53.5	0.2	0.89
Government agency securities	170.5	1.2	1.40	325.2	5.7	3.53
Obligations of state and political subdivisions [1]	5.4	0.2	8.84	6.7	0.3	8.82
Preferred stock [1]	20.5	0.9	9.01	20.5	0.9	9.16
Mortgage-backed securities	223.9	4.8	4.32	444.4	10.0	4.51
Other securities [1]	137.7	4.2	6.13	250.2	5.5	4.39

Total investment securities	791.6	11.6	2.95	1,100.5	22.6	4.13

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26.9	0.2	1.43	22.9	0.3	2.32

Commercial, financial, and agricultural loans	2,541.4	52.9	4.20	2,809.2	59.7	4.28
Real estate — construction loans	1,875.2	32.5	3.50	1,962.1	35.3	3.63
Commercial mortgage loans	2,119.0	43.9	4.17	1,949.7	42.7	4.42

Total commercial loans	6,535.6	129.3	3.99	6,721.0	137.7	4.13

Residential mortgage loans	426.1	10.8	5.13	570.2	16.1	5.68
Consumer loans	1,324.8	36.4	5.53	1,645.5	46.1	5.65
Loans secured with investments	425.5	6.1	2.87	520.4	6.3	2.45

Total retail loans	2,176.4	53.3	4.93	2,736.1	68.5	5.05

Total loans [1,2]	8,712.0	182.6	4.23	9,457.1	206.2	4.40

Total earning assets at historical cost	$9,819.9	$194.7	4.00%	$10,821.4	$229.5	4.28%

Fair value adjustment on investment securities available for sale	(8.9)			(55.9)

Total earning assets	$9,811.0			$10,765.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME (CONTINUED)

(dollar amounts in millions; rates on a tax-equivalent basis)

	Year-to-date 2010			Year-to-date 2009
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Funds supporting earning assets:

Savings deposits	$919.6	$4.0	0.88%	$901.1	$6.5	1.46%
Interest-bearing demand deposits	3,912.5	5.6	0.29	2,984.7	5.9	0.40
Certificates under $100,000	998.7	11.2	2.26	1,106.9	16.6	3.01
Local certificates $100,000 and over	126.6	1.3	2.05	194.9	2.7	2.74

Total core interest-bearing deposits	5,957.4	22.1	0.75	5,187.6	31.7	1.23
National brokered certificates	1,119.2	5.1	0.93	1,581.8	17.6	2.25

Total interest-bearing deposits	7,076.6	27.2	0.77	6,769.4	49.3	1.46

Federal funds purchased and securities sold under agreements to repurchase	353.3	0.4	0.22	1,683.8	2.3	0.28
U.S. Treasury demand deposits	—	—	—	7.5	—	—
Line of credit and other debt	29.0	0.9	6.60	2.7	—	4.63

Total short-term borrowings	382.3	1.3	0.70	1,694.0	2.3	0.29

Long-term debt	443.4	15.8	7.18	469.3	16.7	7.19

Total interest-bearing liabilities	7,902.3	44.3	1.13	8,932.7	68.3	1.54

Other noninterest funds	1,917.6	—	—	1,888.7	—	—

Total funds used to support earning assets	$9,819.9	$44.3	0.91%	$10,821.4	$68.3	1.28%

Net interest income/margin [3]		150.4	3.09%		161.2	3.00%

Tax-equivalent adjustment [1]		(0.9)			(1.0)

Net interest income		$149.5			$160.2

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note:	Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the three months ended			For the six months ended
	June 30,			June 30,
	2010 vs. 2009			2010 vs. 2009
	Increase/(decrease) due to changes in			Increase/(decrease) due to changes in
(in millions)	Volume [2]	Rate [3]	Total	Volume [2]	Rate [3]	Total
Interest income:
Interest-bearing deposits in other banks	$—	$—	$—	$0.1	$(0.1)	$—
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	(0.1)	(0.1)

Total short-term investments	—	—	—	0.1	(0.2)	(0.1)

U.S. Treasury securities	0.4	(0.3)	0.1	0.8	(0.7)	0.1
Government agency securities	(0.9)	(0.7)	(1.6)	(2.7)	(1.8)	(4.5)
Obligations of state and political subdivisions [1]	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Preferred stock [1]	—	—	—	—	—	—
Mortgage-backed securities	(1.0)	—	(1.0)	(4.9)	(0.3)	(5.2)
Other securities [1]	(1.2)	0.8	(0.4)	(2.4)	1.1	(1.3)

Total investment securities	(2.7)	(0.3)	(3.0)	(9.3)	(1.7)	(11.0)

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	—	—	—	—	(0.1)	(0.1)
Commercial, financial, and agricultural loans	(2.7)	(0.1)	(2.8)	(5.7)	(1.1)	(6.8)
Real estate — construction loans	(1.2)	(0.5)	(1.7)	(1.6)	(1.2)	(2.8)
Commercial mortgage loans	1.4	(1.3)	0.1	3.7	(2.5)	1.2

Total commercial loans	(2.5)	(1.9)	(4.4)	(3.6)	(4.8)	(8.4)
Residential mortgage loans	(2.0)	(0.7)	(2.7)	(4.1)	(1.2)	(5.3)
Consumer loans	(4.5)	(0.3)	(4.8)	(9.0)	(0.7)	(9.7)
Loans secured with investments	(0.5)	0.3	(0.2)	(1.2)	1.0	(0.2)

Total retail loans	(7.0)	(0.7)	(7.7)	(14.3)	(0.9)	(15.2)

Total loans net of unearned income	(9.5)	(2.6)	(12.1)	(17.9)	(5.7)	(23.6)

Total interest income	$(12.2)	$(2.9)	$(15.1)	$(27.1)	$(7.7)	$(34.8)

Interest expense:
Savings deposits	$—	$(0.9)	$(0.9)	$0.1	$(2.6)	$(2.5)
Interest-bearing demand deposits	0.8	(1.2)	(0.4)	1.8	(2.1)	(0.3)
Certificates under $100,000	(0.9)	(1.9)	(2.8)	(1.6)	(3.8)	(5.4)
Local certificates $100,000 and over	(0.4)	(0.2)	(0.6)	(0.9)	(0.5)	(1.4)

Total core interest-bearing deposits	(0.5)	(4.2)	(4.7)	(0.6)	(9.0)	(9.6)
National brokered certificates	(0.7)	(2.2)	(2.9)	(5.2)	(7.3)	(12.5)

Total interest-bearing deposits	(1.2)	(6.4)	(7.6)	(5.8)	(16.3)	(22.1)
Federal funds purchased and securities sold under agreements to repurchase	(0.6)	—	(0.6)	(1.8)	(0.1)	(1.9)
Line of credit and other debt	0.5	—	0.5	0.6	0.3	0.9

Total short-term borrowings	(0.1)	—	(0.1)	(1.2)	0.2	(1.0)
Long-term debt	(0.5)	—	(0.5)	(0.9)	—	(0.9)

Total interest expense	(1.8)	(6.4)	(8.2)	(7.9)	(16.1)	(24.0)
Change in net interest income	$(10.4)	$3.5	$(6.9)	$(19.2)	$8.4	$(10.8)

[1]	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST INCOME
Noninterest income for the 2010 second quarter was $19.3 million higher than for the 2009 second quarter, mainly because OTTI securities charges were lower. Noninterest income for the first six months of 2010 was $1.9 million lower than for the first half of 2009, mainly because of securities gains recorded in the first six months of 2009 and lower WAS revenue, and partially offset by higher CCS revenue. Higher CCS revenue partially offset WAS revenue declines in the second quarter and the first six months of 2010.
The following table summarizes the effect on noninterest income from other-than-temporary impairment charges:

(in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Other-than-temporary impairment charges	$(7.8)	$(23.4)	$(25.8)	$(27.9)
Noninterest income continued to grow as a percentage of combined net interest income and noninterest income. CCS and WAS advisory fees continued to account for the majority of our noninterest income.
As a result of recent changes in the Federal Reserve’s Regulation E, which requires consumer clients to consent before a bank may charge overdraft fees on ATM and one-time debit card transactions that overdraw an account, we expect such overdraft charges, included in “Service charges on deposit accounts” in our statements of income, to be lower beginning in the 2010 third quarter. The amount of the reduction will be largely based on the number of clients that do not consent to the fees. Based on current client consent information, we estimate that service charges on deposit accounts will be $2.5 to $3.0 million lower on an annualized basis.
Noninterest income

(dollars in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Noninterest income [1]	$108.6	$105.0	$215.8	$208.1
Net interest income (before the provision for loan losses)	$74.8	$81.6	$149.5	$160.2
Noninterest income [1] as a percentage of combined net interest income (before the provision for loan losses) and noninterest income [1]	59%	56%	59%	57%

[1]	After amortization of affiliate intangibles, excluding securities gains/(losses)
The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010, and includes the Durbin amendment, which allows the Federal Reserve to set a maximum rate that banks may charge for electronic debit card transactions. Under this law, the Federal Reserve has nine months to adopt rules that will set the maximum rate, and the rules are to become effective in July 2011. We expect our interchange fee income to be negatively affected by this legislation. Our debit card interchange income was $5.6 million during the first six months of 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
CCS in the second quarter and the first six months of 2010
Total CCS revenue was 24% higher for the 2010 second quarter and 23% higher for the first six months of 2010, compared to the corresponding periods in 2009, mainly due to an increase in both retirement services revenue and global corporate trust services revenue.
Corporate Client Services revenue

(in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Global corporate trust services	$25.3	$21.1	$48.3	$40.5
Retirement services	21.5	16.6	43.0	32.7
Investment/cash management services	4.5	3.7	8.0	7.8

Total Corporate Client Services revenue	$51.3	$41.4	$99.3	$81.0
Increases in global corporate trust services revenue for both the quarter and year-to-date were mainly due to continued strong demand for successor loan agency services, default and bankruptcy administration services, and services that support corporate debt issuances. CCS is providing successor trustee services, serving on the creditors’ committee, and/or providing other services for most of the largest U.S. bankruptcies filed in recent years, including for Lehman Brothers, General Motors, LyondellBasel Industries, General Growth Properties, Capmark Financial Group, Citidel Broadcasting Corporation, and others. Global corporate trust services revenue increased 20% for the 2010 second quarter and 19% for the first six months of 2010 when compared to the same periods in 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Fees for global corporate trust services are priced according to the level and complexity of services provided, and some fees may be extraordinary or one-time in nature. We estimate that approximately $1.4 million of the 2010 second quarter global corporate trust revenue may not recur.
Retirement services revenue was 30% higher for the 2010 second quarter and 31% higher for the first six months of 2010, than for the corresponding periods in 2009, reflecting the effect of improved market values of retirement services assets under management over the prior year, combined with additional plan contributions and new business. Much of the new business development was in collective investment fund services and services that support defined contribution plans. Partially offsetting the increase in retirement services revenue was a corresponding increase in retirement services subadvisor expense, which we discuss in the noninterest expense section of this report. Retirement services subadvisor expense was $10.5 million for the 2010 second quarter and $20.4 million for the first six months of 2010, compared to $7.0 million for the 2009 second quarter and $13.7 million for the first six months of 2009.
CCS institutional investment and cash management revenue was $4.5 million for the 2010 second quarter and $8.0 million for the first six months of 2010, compared to $3.7 million and $7.8 million, respectively, for the comparable periods in 2009. Approximately $700,000 of the 2010 second quarter revenue was a one-time fee that we do not expect to recur.
At June 30, 2010, CCS assets under management were $15.6 billion, compared to $10.6 billion at June 30, 2009. For more information about this, read the assets under management and administration discussion in this report.
CCS profitability increased for the 2010 second quarter and year-to-date over the comparable periods in 2009, primarily because revenue was higher.
Corporate client services operating income

(in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Segment operating net income	$5.4	$5.2	$12.6	$9.2
For more information about CCS operating net income, please read Note 14, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
WAS in the second quarter and the first six months of 2010
Increases in trust and investment advisory services revenue were offset by decreases in both mutual fund and planning and other services revenue for the second quarter of 2010 and the first six months of 2010, compared to the corresponding periods in 2009.
Wealth Advisory Services revenue

(in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Trust and investment advisory revenue	$33.2	$31.5	$67.6	$62.5
Mutual fund revenue	1.2	5.2	2.1	12.7
Planning and other services revenue	6.5	10.3	15.4	21.2

Total Wealth Advisory Services revenue	$40.9	$47.0	$85.1	$96.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue from trust and investment advisory services during 2010 benefited from increases in valuations of client portfolios, as equity markets improved year-over-year. Trust and investment advisory revenue for the 2010 second quarter was 5% higher than for the 2009 second quarter and was 8% higher for the first six months of 2010 than for the same period in 2009.
Mutual fund revenue declined significantly for both the 2010 second quarter and the first six months of 2010 from the corresponding periods in 2009. These decreases were attributable in part to mutual fund fee waivers. In order to maximize returns for our clients, we began waiving fees on money market mutual funds in 2009, as low market interest rates caused yields to reach historic lows. These waivers reduced WAS mutual fund revenue by $4.0 million for the 2010 second quarter and $8.4 million for the first six months of 2010. Waivers reduced revenue by $2.0 million for the 2009 second quarter and $2.4 million for the first six months of 2009. Decreases in mutual fund balances also contributed to the decline in mutual fund revenue.
Planning and other services revenue was lower than for the year-ago second quarter and for the first half of the year, mainly due to lower revenue from business management firm Grant Tani Barash & Altman (GTBA). Revenue from GTBA declined because we sold 80% of the ownership interests in GTBA to its principals on February 16, 2010. As part of this transaction, future profit distributions to us were limited by the agreement. In 2009, revenue from GTBA was approximately $3.4 million per quarter.
WAS profitability was lower for both the 2010 second quarter and year-to-date than for the comparable periods in 2009, primarily because WAS revenue declined, and because the portion of the provision for loan losses attributed to WAS increased.
Wealth advisory services operating income

(in millions)	2010 Q2	2009 Q2	2010 YTD	2009 YTD
Segment operating net (loss)/income	$(11.6)	$3.4	$(14.0)	$5.7
For more information about WAS operating net income, please read Note 14, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
Client assets at Wilmington Trust 1

(in billions)	At 6/30/10	At 12/31/09	At 6/30/09
WAS assets under management	$25.0	$27.0	$24.7
CCS assets under management	15.6	15.1	10.6

Total Wilmington Trust assets under management	$40.6	$42.1	$35.3

WAS assets under administration	$24.0	$24.8	$12.8
CCS assets under administration	78.2	81.7	80.6

Total Wilmington Trust assets under administration	$102.2	$106.5	$93.4

Combined AUM and AUA at Wilmington Trust	$142.8	$148.6	$128.7

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.
WAS AUM at June 30, 2010, reflect a $0.5 billion reduction in WAS assets during the 2010 first quarter for assets that were previously reflected within the WAS AUM and are now reflected within the CCS business. In general, the increase in WAS AUM from June 30, 2009 was due to the improved market value of WAS assets, combined with new business. The decrease from year-end 2009 resulted from declines in the market value of WAS assets.
Excluding the $0.5 billion of CCS AUM that were reflected previously within WAS AUM, CCS AUM were unchanged from year-end, and up from June 30, 2009. The static balance from year-end was the result of a decline in the market value of CCS AUM, offset by increases from new business inflows, while the increase from prior year was caused primarily by new business as well as improved market values of assets managed by CCS.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Routine fluctuations in CCS client accounts can also cause increases and decreases in AUM. Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
The investment mix trends shown below generally reflect increases and decreases in the market valuation of assets under management, particularly equity securities, which tend to be more volatile than other investment categories.

Investment mix of Wilmington Trust AUM [1]	At 6/30/10	At 12/31/09	At 6/30/09
Equities	37%	40%	36%
Fixed income	36%	34%	37%
Cash and cash equivalents	17%	15%	17%
Other assets	10%	11%	10%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York.
•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis.
Affiliate money manager revenue

			2010	2009
(in millions)	2010 Q2	2009 Q2	YTD	YTD
Total revenue from affiliate money managers (net of expenses)	$4.4	$4.4	$9.1	$6.7
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
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cramer Rosenthal McGlynn
Revenue from CRM for the 2010 second quarter was lower than for the 2009 second quarter because of performance fees on real estate hedge funds that CRM earned in the 2009 second quarter, but not in the 2010 second quarter. Revenue for the first six months of 2010 was higher than the first six months of 2009 because of an increase in CRM assets under management.
Revenue from CRM

			2010	2009
(in millions)	2010 Q2	2009 Q2	YTD	YTD
Revenue (net of expenses)	$4.2	$5.0	$8.8	$8.0
Changes in ownership position and CRM AUM

(dollars in billions)	At 6/30/10	At 12/31/09	At 6/30/09
CRM assets under management	$11.2	$11.9	$9.4
Wilmington Trust’s ownership position	79.82%	79.75%	79.75%
Roxbury Capital Management
RCM revenue for the second quarter and the first six months of 2010 was higher than for corresponding periods in 2009 because of a reduced cost structure initiative that was implemented during the second half of 2009.
Revenue from RCM

			2010	2009
(in millions)	2010 Q2	2009 Q2	YTD	YTD
Revenue (net of expenses)	$0.2	$(0.6)	$0.3	$(1.3)
Changes in ownership position and RCM AUM

(dollars in billions)	At 6/30/10	At 12/31/09	At 6/30/09
RCM assets under management	$1.5	$1.7	$1.4
Wilmington Trust’s ownership position:
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%
Ownership of Class B interests	67%	67%	67%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST EXPENSE
Noninterest expense for the 2010 second quarter was $154.2 million, an increase of 20% from the 2009 second quarter. Year-to-date, noninterest expense increased 12% to $285.7 million from the first six months of 2009.
A large part of the increase in noninterest expense for both the second quarter and first six months of 2010 was attributable to costs associated with credit risk management efforts. These efforts added approximately $18.8 million of expense to the 2010 second quarter and included approximately:
•	$11.8 million increase in the reserve for unfunded loan commitments.
•	$4.9 million of OREO write-downs and losses.
•	$0.3 million of OREO-related expenses.
•	$1.3 million of legal and other expense related to loan workout and recovery activities.
•	$0.5 million for independent credit reviews.
The expense for the reserve for unfunded loan commitments was $11.8 million for the 2010 second quarter and $13.3 million for the first six months of 2010, compared to $1.3 million and $1.5 million expense reductions, respectively, for the corresponding periods in 2009. These amounts are included in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income. Our reserve for unfunded loan commitments, specifically letters of credit, is based on assumptions about the probability of draws on such commitments, risk ratings, and the estimated losses if such commitments are drawn. The increase in the June 30, 2010, balance over the December 31, 2009, balance reflects changes in risk ratings and loss assumptions that are consistent with those of the loan portfolio. The ending balance of the reserve for unfunded loan commitments was $20.7 million at June 30, 2010, compared to $7.4 million at December 31, 2009, and is included in the “Other liabilities” line of our balance sheet. For more information about unfunded loan commitments, read Note 13,”Commitments and Contingencies,” in our 2009 Annual Report on Form 10-K.
OREO write-downs and losses were $4.9 million for the second quarter and $5.2 million for the first six months of 2010. OREO write-downs and losses are included in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income and include losses on the disposition of OREO properties and write-downs of properties held as OREO. The primary reason for this expense in 2010 is the continued deterioration of appraisal values during 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Staffing-related costs continued to account for a large portion of our total noninterest expense. Total staffing-related expense for the 2010 second quarter increased $4.1 million, or 6%, from the year-ago second quarter. Year-to-date, staffing-related expense increased $5.8 million, or 4%, from the first six months of 2009. Of these increases, $1.8 million was attributable to cash and restricted stock granted during the 2010 second quarter as part of our new CEO’s compensation package. The increase in staffing-related costs was also due to a $2.0 million accrual for staff retention incentives amid highly competitive employment market conditions. These incentives are part of our overall strategy to attract and retain quality staff members. The increase in total staffing-related expense for the first six months of 2010 also was attributable to an unusually low incentive and bonus expense in the 2009 first quarter. Staffing-related expense for the first six months of 2009 reflected downward adjustments that were made to align amounts accrued in 2008 with payments actually made in 2009.
Staffing-related expense

			2010	2009
(dollars in millions)	2010 Q2	2009 Q2	YTD	YTD
Total staffing-related expenses	$74.7	$70.6	$147.1	$141.3
Staffing-related expense as a percentage of total noninterest expense	48%	55%	51%	55%
We had 2,795 full-time-equivalent staff members at June 30, 2010. This was 114 fewer than at June 30, 2009. Much of this decline was associated with our reduced ownership position in GTBA. Prior to this change, GTBA’s revenue and expenses were consolidated in Wilmington Trust’s financial statements, and GTBA staff members were Wilmington Trust staff members. Because we reduced our ownership position in GTBA on February 16, 2010, midway through the 2010 first quarter, the associated decline in expenses was not reflected fully until the 2010 second quarter. GTBA’s operations accounted for approximately $3.0 million of noninterest expense per quarter in 2009. For more information about GTBA, please read Note 1, “Accounting and reporting policies,” in this report. Additionally, some of the decline in staffing was due to the closure of our collateralized debt obligation and conduit services business at the end of the 2009 first quarter.
Other factors that contributed to the variance in noninterest expense between 2009 and 2010 were:
•	Higher retirement services subadvisor expense for both the second quarter and first six months of 2010 were a direct result of new business in the CCS retirement services business line. Retirement services subadvisor expense was $10.5 million for the second quarter and $20.4 million for the first six months of 2010, compared to $7.0 million and $13.7 million, respectively, for the corresponding periods in 2009. We discuss the increase in CCS retirement services revenue in the CCS business discussion.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	Decreases in insurance expense for both the second quarter and the first six months of 2010, were primarily due to a special insurance premium assessment that the Federal Deposit Insurance Corporation (FDIC) levied on all banks in the 2009 second quarter. This special assessment added $5.3 million to insurance expense for the 2009 second quarter. Excluding this special assessment from 2009 expenses, FDIC premiums were higher for both the second quarter and first six months of 2010, compared to the corresponding periods in 2009. Our FDIC insurance expense was $6.5 million for the 2010 second quarter and $12.0 million for the first six months of 2010, compared to $4.1 million and $7.4 million, respectively, for the corresponding periods in 2009, excluding the $5.3 million special assessment. Higher FDIC insurance expense in 2010 reflected growth in average core deposit balances between the two periods, as well as an industry-wide premium increase and a revision to the methodology that the FDIC uses to calculate premiums, which became effective in the 2009 second quarter. FDIC insurance premiums will be affected by a uniform three basis point increase to assessment rates that will be applied beginning in the 2011 first quarter.
•	A $2.8 million charge recorded during the 2009 first quarter stemmed from an error during a systems conversion.
INCOME TAXES
Our effective tax rate was 36.64% for the 2010 second quarter and 36.50% for the first six months of 2010. This compares with 52.85% for the 2009 second quarter and 7.97% for the first six months of 2009. The effective income tax rate during the 2009 second quarter included the restoration of a $3.9 million deferred tax asset, which was written off during 2008.
We evaluate our deferred tax asset for realizability at least quarterly. The realizability of our deferred tax asset is dependent upon multiple variables including available loss carry-backs, the timing of future earnings, the reversal of current timing differences, and available tax-planning strategies. In accordance with the guidance of ASC 740, “Income Taxes,” recent years’ GAAP-based net operating losses require the assessment of the need for a valuation allowance against all or a portion of our deferred tax asset. As of June 30, 2010, we had a $238.4 million net deferred tax asset that we do not have a valuation allowance against because we believe that it is more likely than not that the deferred tax asset will be realized in the future. Although realization is not assured, we anticipate that realization of this asset will occur through a combination of significant loss carry-backs, reversal of taxable temporary differences, and future taxable earnings.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We intend to recognize loss carry-backs in the filing of our 2009 tax return and an amended 2008 tax return. This will significantly reduce our deferred tax asset.
We believe that the conditions that gave rise to our losses over the past several years were directly attributable to the prolonged economic recession and, although the effects of the recession will continue in the future, our business is fundamentally sound, and when the economy improves, so will our earnings. We have a long history of significant, core earnings, which we believe outweighs the negative evidence of recent losses.
Future events, such as continued losses, including those based on decreases in commercial real estate valuations, may change our conclusion that it is more likely than not that our deferred tax asset is realizable. Such a conclusion would require us to record a valuation allowance on all or a portion of our deferred tax asset. This could have an adverse effect on our results of operations and financial condition.
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
During the 2010 first quarter, we completed an underwritten public offering of 21,706,250 shares of common stock. The offering was priced at $13.25 per share, raised $274.0 million, net of $13.7 million of underwriting discounts and commissions, and qualified as both tangible common equity and regulatory Tier 1 capital. The proceeds were used for general corporate purposes and, subsequent to the offering, we contributed $100 million of capital to Wilmington Trust Company, our wholly-owned bank subsidiary.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our capital at June 30, 2010, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the CPP in December 2008. We will pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter, as long as this stock is outstanding. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings.
For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we are accreting over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. The accretion of the discount was $0.4 million for both the 2010 and 2009 second quarters, $0.8 million for the first six months of 2010, and $0.9 million for the first six months of 2009. For more information about this, read Note 4, “Earnings per share,” in this report.
Capital strength

	6 months	Year ended	6 months
(dollars in millions)	ended 6/30/10	12/31/09	ended 6/30/09
Common stockholders’ equity (period end)	$1,116.2	$983.4	$988.3
Common stockholders’ equity (on average)	$1,179.6	$1,009.0	$1,014.5
(Loss)/return on average common stockholders’ equity (annualized)	(24.89)%	(0.44)%	2.52%
(Loss)/return on average assets (annualized)	(2.72)%	(0.04)%	0.22%
The increased loss from prior periods in the return on average common stockholders’ equity and the return on average assets reflected the continued economic pressures we experienced during the first half of 2010. These pressures resulted in an increase in the provision for loan losses and additional investment securities impairment charges, both of which resulted in a net loss and, therefore, our ability to generate capital through retained earnings.
On July 21, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.01 per common share. This dividend will be paid on August 16, 2010, to shareholders of record on August 2, 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital ratios
At June 30, 2010, all of Wilmington Trust Corporation’s and Wilmington Trust Company’s regulatory capital ratios were higher than at year-end and higher than historic levels. All of our capital ratios continued to exceed the amounts required by the Federal Reserve Board to be considered well capitalized. The Federal Reserve Board’s guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance-sheet items. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital,” in our 2009 Annual Report on Form 10-K.
Regulatory capital ratios

	At	At	At	Minimum to be
	6/30/10	12/31/09	6/30/09	well capitalized
Total risk-based capital	16.65%	14.31%	14.02%	10%
Tier 1 risk-based capital	12.33%	9.86%	9.68%	6%
Tier 1 leverage capital	11.80%	10.10%	9.79%	5%
Amounts of regulatory capital

	At 6/30/10		At 12/31/09
		Minimum to		Minimum to
		be well		be well
(dollars in millions)	WL capital	capitalized	WL capital	capitalized
Total risk-based capital	$1,644.2	$987.3	$1,568.8	$1,095.9
Tier 1 risk-based capital	$1,217.1	$592.4	$1,080.1	$657.6
Tier 1 leverage capital	$1,217.1	$515.8	$1,080.1	$534.5
Two of the tools we use to measure the adequacy of our capital are the tangible common equity-to-assets (TCE) ratio and the Tier 1 common equity ratio. Both of these ratios improved from year-end 2009 because of the common stock offering in the first quarter.
Tangible common equity

	At	At
(dollars in millions)	6/30/10	12/31/09
Total equity	$1,440.3	$1,307.1
Less:
Preferred stock	324.1	323.3
Noncontrolling interest	—	0.4
Goodwill	359.3	363.2
Other intangible assets	32.4	40.2

Tangible common equity	$724.5	$580.0

Total assets	$10,384.9	$11,097.1
Less:
Goodwill	359.3	363.2
Other intangible assets	32.4	40.2

Tangible assets	$9,993.2	$10,693.7

TCE ratio	7.25%	5.42%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Tier 1 common equity

	At	At
(dollars in millions)	6/30/10	12/31/09
Tier 1 capital	$1,217.1	$1,080.1
Less:
Noncontrolling interest	—	0.4
Preferred stock	324.1	323.3

Tier 1 common equity	$893.0	$756.4

Total risk-weighted assets	$9,872.5	$10,959.4

Tier 1 common equity ratio	9.05%	6.90%
The TCE ratio and the Tier 1 common equity ratio are non-GAAP disclosures. We believe they are useful tools because they reflect the level of capital we have available to withstand unexpected market conditions. In addition, they are measures that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
The tables above reconcile tangible common equity, Tier 1 common equity, and tangible assets as of June 30, 2010, and December 31, 2009, to the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Form 10-Q for the three and six months ended June 30, 2010
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
We did not repurchase any of our shares under this program during the first six months of 2010. We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators.

Current repurchase plan activity	At 6/30/10	At 12/31/09	At 6/30/09
Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204
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
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is strong because:
•	Our capital ratios demonstrate that we are well capitalized.
•	We have access to diverse sources of funding, which mitigates our liquidity risk and gives us the ability to adjust the mix and amount of funding as we deem appropriate.
•	Our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
To manage the risk of having insufficient liquidity, we:
•	Monitor our existing and projected liquidity requirements continually.
•	Follow policies in the Liquidity/Funding Plan approved by our Board of Directors.
•	Calculate a wholesale funding coverage ratio monthly using three-, six-, and twelve-month time horizons.
•	Identify our exposure to volatile liabilities and calculate liquid asset coverage ratios.
•	Monitor cash flows.
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
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For more information on our liquidity and funds management practices, and liquidity risk scenarios, read the discussion of liquidity and funding in our 2009 Annual Report on Form 10-K.
Liquidity in the first six months of 2010
Sources of liquidity

(in millions)	At 6/30/10	At 12/31/09
Core deposit balances	$6,774.3	$7,120.3
National brokered CDs	873.7	1,270.6
Short-term borrowings	458.2	603.8
Long-term debt	444.0	442.9
Wilmington Trust stockholders’ equity	1,440.3	1,306.7
Investment securities	768.4	860.5
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB) [1]	627.0	635.9
Unused borrowing capacity secured with collateral from the Federal Reserve	2,354.1	2,469.9

Total	$13,740.0	$14,710.6

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown are based on financial information as of March 31, 2010, and September 30, 2009, respectively. We expect our actual unused FHLB borrowing capacity at June 30, 2010, to be less than the amount shown, because our asset levels at June 30, 2010, were lower than at March 31, 2010.
For more information about our long-term debt, read Note 11, “Borrowings,” in this report.
Funding
Our funding strategy is to use a blend of core and non-core funding and typically includes:
•	Core deposits, which are deposits made by clients.
•	National brokered CDs, which we gather through various broker networks, and which typically consist of aggregated deposits from individuals, mutual funds, or financial institutions.
•	Short-term borrowings.
The mix between national brokered CDs and short-term borrowings can change over time and depends on our maturity and pricing needs.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
Our funding mix shifted slightly during the first six months of 2010. An increase in funding from our common stock issuance, combined with decreases in our investment and loan portfolio balances, reduced the need for non-core funding. Core deposit balances were lower at June 30, 2010, than at year-end 2009, mainly due to a decrease in noninterest-bearing demand deposits associated primarily with CCS client transactional deposits.
At June 30, 2010, all of the underlying deposits in our national brokered CDs were from individual depositors.
Selected asset and liability balance changes

(in millions)	At 6/30/10	At 12/31/09	$ change	% change
Total investment balances	$768.4	$860.5	$(92.1)	(11)%

Total loan balances	$8,387.7	$8,967.2	$(579.5)	(6)%

Core deposit balances	$6,774.3	$7,120.3	$(346.0)	(5)%

Non-core funding:
National brokered CDs	$873.7	$1,270.6	$(396.9)	(31)%
Short-term borrowings	458.2	603.8	(145.6)	(24)%

Total non-core funding	$1,331.9	$1,874.4	$(542.5)	(29)%
On average, during the first half of 2010, the percentage of funding from core deposits was higher than for the first half of 2009, while the percentage from non-core funding was lower. This shift was caused by the increase in average noninterest-bearing demand deposits, mainly from CCS client activity.
Funding for the six months ended June 30 (on average)

	2010	2009
Percentage from core deposits	82%	66%
Percentage from non-core funding:
Percentage from national brokered CDs	13%	16%
Percentage from short-term borrowings	5%	18%

Total percentage from non-core funding	18%	34%

Loan-to-deposit ratio	112%	121%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For more information about our funding strategy, read the funding and liquidity risk discussion in our 2009 Annual Report on Form 10-K. For more information about how we manage interest rate risk, read the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
Credit ratings
Our current credit ratings from Fitch, Moody’s, and Standard and Poor’s are presented below.
Wilmington Trust Corporation

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 1/29/10)	(As of 7/26/10)	(As of 7/28/10)
Outlook	Negative	Negative	Negative
Issuer rating (long-term/short-term)	BBB+/F2	Baa3 / *	BB+/ B
Subordinated debt	BBB	Ba1	BB-

*	No rating in this category
Wilmington Trust Company

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 1/29/10)	(As of 7/26/10)	(As of 7/28/10)
Outlook	Negative	Negative	Negative
Bank financial strength	C	C-	*
Issuer rating (long-term/short-term)	BBB+/F2	Baa2	BBB-/A-3
Bank deposits (long-term/short-term)	A-/F1	Baa2/P-2	BBB-/A-3

*	No rating in this category
Downgrades to our current credit ratings by any of the rating agencies could have an adverse effect on our results of operations and financial condition.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CREDIT RISK AND ASSET QUALITY
Most of our asset risk remains tied to credit (lending) risk. At June 30, 2010, loans accounted for 81% of our assets, while investment securities accounted for 7% of our assets. For more information about the quality of our investment securities, read the investment portfolio discussion and Note 10, “Investment securities,” in this report.
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
How we mitigate credit risk
To mitigate credit risk, we:
•	Employ our loan underwriting standards and apply them consistently.
•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans or acquiring other banks.
•	Make the majority of our loans within Regional Banking’s mid-Atlantic geographic footprint, in markets we know well.
•	Focus on building long-term relationships with clients, instead of merely increasing transaction volumes.
•	Typically obtain collateral and personal guarantees from commercial borrowers.
•	Monitor the loan portfolio to identify potential problems.
•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.
•	Perform an internal risk-rating analysis that classifies all loans outstanding into one of four primary categories of risk, with gradations in each category. We analyze migrations within the classifications quarterly. The four risk categories are:
•	Pass: Loans with no current or potential problems.
•	Watchlist: Accruing loans that are potentially problematic.
•	Substandard: Accruing or nonaccruing loans with identified weaknesses and some probability of loss.
•	Doubtful/loss: Nonaccruing loans with a high probability of loss, or which we have charged off.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
Form 10-Q for the three and six months ended June 30, 2010
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
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
How we manage problem loans
When a loan becomes 30 or more days past due, we consider this a sign of a possible problem, and we increase our monitoring of that loan in an effort to prevent more severe delinquency. When a loan becomes 90 or more days past due, or if it has been identified as a potential problem loan, we may take one or more of the following steps:
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
When we transfer a loan to nonaccruing status, we allocate a specific, associated amount to the reserve for loan losses, in accordance with ASC 310, “Receivables.” We base most of these allocations on the underlying value of the collateral supporting the loan. We also may consider the net present value of the loan’s future cash flows and/or the observed market price of the loan.
We update our reserve allocations quarterly. If necessary, we adjust the reserve by increasing or decreasing the provision for loan losses. For more information about how we establish the reserve, read Note 8, “Reserve for loan losses,” in our 2009 Annual Report on Form 10-K.
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
Form 10-Q for the three and six months ended June 30, 2010
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
How we determine collateral valuations for problem credits secured with real estate
Our lenders obtain updated valuations, regardless of loan size, when they believe there has been an obvious and material deterioration in market conditions, project performance, or physical aspects of the property itself that could jeopardize our collateral position. We assess the need for revaluation when the amount of the loan is $500,000 or more and one or more of the following conditions exists:
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
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Credit quality in the second quarter and the first six months of 2010
The extent and duration of the recession continued to affect the credit quality of our loan portfolio during the second quarter and the first six months of 2010. We received a significant amount of negative information during the quarter, including:
•	Sharp declines in the values of collateral supporting our loans, particularly for construction loans in southern Delaware.
•	Weakening financial conditions of some of our borrowers.
•	The continued lack of improvement in the Delaware economy.
Because the negative information that we received in the second quarter was much more severe than we had observed in prior quarters, we intensified our credit review of similar commercial real estate credits, particularly those in the Delaware market, where the declines in value were the greatest. This review covered a majority of Delaware real estate credits and resulted in risk-rating downgrades and an increase in nonperforming loans. We applied a statistical methodology to derive a reserve for the remaining portion of the portfolio.
The significant declines in collateral valuations, coupled with the deteriorating financial condition of some of our borrowers, caused us to conclude that, generally, the likelihood of full repayment on many of our problem loans had declined. Consequently, we determined that, in many cases, it was appropriate to recognize additional charge-offs. This process, in combination with updated appraisal information and our regular reserve analysis, led to downgrades of internal risk ratings, increases in charge-offs, a higher loan loss provision, and a higher reserve balance.
Key components of the 2010 second quarter provision included:
•	$71.5 million of charge-offs in excess of previously established reserve amounts on loans that had been identified as impaired. These charge-offs were due to lower collateral values, in combination with the weakened conditions of some of our borrowers. Most of these charge-offs were related to construction loans. CF&A loans represented approximately a quarter of the increase.
•	Downgrades of approximately $133.9 million of loans to the impaired classification, which required additional reserves of approximately $40.4 million. About half of these credits were construction loans, with the remaining amount split evenly between CF&A and commercial mortgage loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	Higher loss factors on our performing portfolio contributed approximately $36.8 million to the reserve for loan losses and were caused by the inclusion of the 2010 second quarter charge-offs in the loss factor calculation at June 30, 2010. Our reserve for loan loss methodology considers the historical charge-offs for each loan type. These historical charge-offs form one component of the loss factors used to establish appropriate reserves for performing loans. As charge-offs are recorded, they become part of the charge-off history and lead to higher loss factors in following quarters. Because the charge-off rates that we experienced this quarter were significantly higher than prior quarters, we added the second quarter charge-offs to our historical data that was used to derive our June 30, 2010 loss factors, rather than have them apply only to future quarters.
•	Increases to our reserve for qualitative considerations, which added approximately $33.0 million to the reserve for loan losses. These adjustments related to increased uncertainty surrounding the near-term outlook, especially as it relates to risk-rating trends, delinquency trends, and declining collateral valuation trends.
•	Risk-rating migration during the 2010 second quarter, excluding migration into impaired classifications, which added approximately $23.5 million to the reserve for loan losses.
Continued decline in the collateral values supporting our loans, worsening financial conditions of some of our borrowers, and continued lack of improvement in the Delaware economy could have an adverse effect on our results of operations and financial condition.
Key credit metrics
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
Selected credit quality ratios

	At 6/30/10	At 12/31/09	At 6/30/09
Loan loss reserve ratio	4.46%	2.80%	2.02%
Nonperforming assets ratio (including OREO)	6.64%	5.76%	3.59%
Accruing loans past-due 90 days or more ratio	1.27%	0.34%	0.29%
Quarterly net charge-off ratio (not annualized)	1.53%	0.37%	0.39%
Year-to-date net charge-off ratio (not annualized)	1.84%	1.21%	0.61%
Serious-doubt loan ratio	1.55%	0.61%	0.63%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The loan loss reserve ratio differs from the nonperforming asset ratio because:
•	An asset’s nonperformance does not automatically generate a partial or total loss.
•	The denominator of the nonperforming asset ratio includes OREO.
Internal risk rating analysis
Ratings downgrades occurred in all portfolios but were most prevalent in the commercial loan portfolios.
Internal risk rating

(in millions)	At 6/30/10	At 3/31/10	At 12/31/09	At 6/30/09
Pass	$6,147.7	$6,912.8	$7,289.7	$7,934.0
Watchlist	764.2	672.0	607.4	550.9
Substandard-accruing	995.8	661.9	614.6	388.9
Substandard-nonaccruing	455.7	427.4	399.2	273.3
Doubtful/loss	24.3	41.5	56.3	28.1

Total loans	$8,387.7	$8,715.6	$8,967.2	$9,175.2
Accruing and nonaccruing loans with substandard risk ratings increased to $1.45 billion, or 17.3% of total loans, compared to $1.01 billion, or 11.3% at year-end.
Loans with substandard risk ratings by loan type

(in millions)	At 6/30/10	At 3/31/10	At 12/31/09	At 6/30/09
Commercial, financial, and agricultural loans	$583.3	$417.0	$398.2	$288.9
Commercial real estate — construction loans	492.0	342.9	336.8	188.7
Commercial mortgage loans	297.6	249.3	208.8	135.6
Consumer and other retail loans	78.6	80.1	70.0	49.0

Total substandard loans	$1,451.5	$1,089.3	$1,013.8	$662.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more increased across all commercial loan categories during the first six months of 2010. The loans in this category are loans for which we believe the borrower has or will have the ability to comply with the terms of their loan agreements. For example, many of the loans in this category are performing loans that have matured and are in the process of being renewed. We expect approximately $39.3 million of the loans in this category to return to performing status when those extensions are completed.
Accruing loans past due 90 days or more

(dollars in millions)	At 6/30/10	At 12/31/09	At 6/30/09
Commercial, financial, and agricultural loans	$36.4	$4.2	$3.0
Commercial real estate — construction loans	29.2	4.5	5.1
Commercial mortgage loans	24.1	2.2	2.8
Consumer and other retail loans	16.5	19.7	15.8

Total loans past due 90 days or more	$106.2	$30.6	$26.7

Ratio of loans past due 90 days to total loans outstanding	1.27%	0.34%	0.29%
Nonperforming assets
Nonperforming assets consist of:
•	Nonaccruing loans. These are loans for which we do not expect to receive principal or interest payments according to contractual terms. This category includes troubled restructured loans that are nonaccruing.
•	Troubled restructured loans (accruing). These are loans for which we and the borrowers have renegotiated terms or conditions.
•	OREO, which consists of properties we acquire through foreclosure or when the borrower default. We record these properties at their fair value, less cost to sell.
Nonperforming assets

(dollars in millions)	At 6/30/10	At 12/31/09	At 6/30/09
Nonaccruing loans:
Commercial, financial, and agricultural loans	$97.5	$80.9	$89.3
Commercial real estate — construction loans	240.7	264.8	145.3
Commercial mortgage loans	94.9	69.0	40.5
Consumer and other retail loans	46.8	40.9	25.3

Total nonaccruing loans	479.9	455.6	300.4
Troubled restructured loans (accruing)	35.6	28.5	1.6

Total nonaccruing and troubled restructured loans	515.5	484.1	302.0
Other real estate owned (OREO)	44.2	34.6	28.3

Total nonperforming assets	$559.7	$518.7	$330.3
Nonperforming asset ratio (includes OREO)	6.64%	5.76%	3.59%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
During the first six months of 2010, we transferred $187.8 million of loans to nonaccruing status. These transfers were offset partially by $145.5 million of nonaccruing loans that were charged off during the first six months of 2010 and by $18.0 million of loans that were transferred to OREO during the period. In total, nonaccruing loans increased $24.3 million, or 5%, from year-end. Almost 50% of the loans that we transferred to the nonaccruing category during the first half of 2010 were commercial construction loans. The rest were spread among the other categories of commercial and consumer loans, spanned various industries, and were concentrated in southern Delaware.
Although we saw significant increases in nonperforming assets in recent quarters, we continue to believe that working with our borrowers to resolve payment problems ultimately results in higher collections on problem loans. Many of our borrowers with nonperforming loans continue to operate their businesses, and we believe that it is likely that some of these loans will return to performing status within a timeframe that is acceptable to us.
Troubled restructured loans are loans for which we have granted a concession related to a borrower’s financial difficulty that we would not otherwise have considered. Most often, the concessions that we grant are modifications of loan terms, such as interest rate reductions, maturity extensions, and principal or interest forgiveness. Sometimes multiple types of concessions may be granted on a particular loan. At June 30, 2010, approximately 64% of all troubled restructured loans had principal moratorium concessions, while 65% had payment extensions. At December 31, 2009, approximately 74% of all troubled restructured loans had principal moratorium concessions, while 60% had payment extensions. Our decision to grant these concessions was based on our belief that working with these troubled borrowers to restructure their loans provides us with a better likelihood of recovering our loan. At June 30, 2010, approximately 92% of troubled restructured loans were in compliance with their modified terms, compared to 88% at year-end.
Troubled restructured loans may be either accruing or nonaccruing, depending upon the loan’s delinquency status, risk rating, and our assessment of the likelihood of principal and interest payment.
Troubled restructured loans

	At June 30, 2010			At December 31, 2009
(in millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial, financial, and agricultural loans	$19.3	$18.9	$38.2	$14.7	$20.4	$35.1
Commercial real estate — construction loans	—	49.8	49.8	—	84.2	84.2
Commercial mortgage loans	13.5	12.2	25.7	10.3	10.6	20.9
Consumer and other retail loans	2.8	1.6	4.4	3.5	1.5	5.0

Total troubled restructured loans	$35.6	$82.5	$118.1	$28.5	$116.7	$145.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Accruing troubled restructured loans at June 30, 2010, were $35.6 million, an increase of $7.1 million from year-end 2009. One credit to a plumbing supply company in southern Delaware accounted for almost all of this increase. Nonaccruing troubled restructured loans decreased $34.2 million from year-end, mainly due to charge-offs.
As is the case with all nonaccruing loans, troubled restructured loans for which we are not accruing interest may be restored to accrual status, provided the restructurings are supported by current, well-documented credit evaluations that support the borrowers’ ability to repay under the modified terms. These evaluations must include consideration of the borrowers’ sustained historical payment performance for reasonable periods (generally a minimum of six months) prior to the dates on which the loans were returned to accrual status.
Property valued at $17.8 million was transferred to OREO during the first six months of 2010, while $8.4 million of properties were sold or written down. This brought the OREO balance to $44.2 million at the end of the quarter, which was a $9.6 million increase from December 31, 2009. Most of the additions to OREO during the first half of the year were commercial construction residential development projects in various stages of completion. Taking possession of a property as OREO can be a positive step in the problem loan resolution process.
Composition of our OREO balances

(dollars in millions)	At 6/30/10		At 12/31/09
Commercial properties	$41.6	94%	$32.4	94%
Residential properties	2.6	6%	2.2	6%

Total OREO	$44.2		$34.6
Net charge-offs
Charge-offs in our commercial portfolio are very unpredictable, because:
•	Negotiations with borrowers can affect the timing and extent of charge-offs, or avert them altogether.
•	Associated legal proceedings can affect the timing and amount of charge-offs or recoveries.
There are very few charge-offs in our residential mortgage portfolio, because:
•	We sell most of our newly originated fixed rate residential mortgages into the secondary market.
•	We do not make subprime, Alt-A, or any other so-called “exotic” residential mortgage loans.
Even after we charge loans off, we continue to pursue repayment. When we receive repayments on charged-off loans, we record them as loan recoveries.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Charge-offs were higher across all commercial loan categories for both the 2010 second quarter and the 2010 year-to-date, compared to the corresponding periods in 2009. Generally, higher charge-offs were a function of the sustained recession and continued declines in the values of underlying collateral. The largest increase in charge-offs occurred in the commercial construction category, were mainly residential development projects in southern Delaware, and were largely for parcels of land in various stages of development. Most of the charge-offs incurred during 2010 were previously nonaccruing loans.
Net charge-offs

			2010	2009
(dollars in millions)	2010 Q2	2009 Q2	YTD	YTD
Commercial, financial, and agricultural	$(23.8)	$(8.4)	$(31.7)	$(15.8)
Commercial real estate — construction	(81.2)	(18.4)	(93.3)	(20.8)
Commercial mortgage	(14.8)	(1.7)	(17.2)	(2.0)
Residential mortgage	—	—	—	—
Consumer and other retail	(11.4)	(7.7)	(18.1)	(18.8)

Total net loans charged off	$(131.2)	$(36.2)	$(160.3)	$(57.4)
Net charge-off ratio (not annualized)	1.53%	0.39%	1.84%	0.61%
Net charge-off ratio (annualized)	6.12%	1.55%	3.71%	1.22%
As they are realized, charge-offs become part of our loss experience that we use to derive the factors in our reserve calculation for performing loans. Higher charge-offs increase these factors, which increase the reserve balance, resulting in a higher reserve coverage ratio. Prior to this quarter, as charge-offs were recorded, they became part of the charge-off history and were incorporated in the loss factors for performing loans in the subsequent quarter. Because the charge-off rates that we experienced this quarter were significantly higher than prior quarters, we incorporated the second quarter charge-offs into our loss factors for performing loans in the current quarter.
For more detail on gross charge-offs and recoveries, see the loan loss reserve and loan loss provision discussion at the end of this section.
Serious-doubt loans
Serious-doubt loans are loans that were performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have a probability of becoming nonperforming loans in the future. Most of our serious-doubt loans are commercial construction loans and CF&A loans. Some of the CF&A loans that were classified as serious-doubt are to providers of products and services to the construction industry.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Serious-doubt loans were $75.1 million higher at June 30, 2010 than at year-end 2009. Several loans to CF&A and commercial mortgage clients accounted for the majority of the increase in serious-doubt loans during the first half of the year. The decreases in the commercial construction and consumer and other retail categories were due to transfers to nonaccruing status.
Serious-doubt loans

(dollars in millions)	At 6/30/10	At 3/31/10	At 12/31/09	At 6/30/09
Commercial, financial, and agricultural loans	$90.1	$44.7	26.1	$18.4
Commercial real estate — construction loans	20.2	26.9	21.0	28.2
Commercial mortgage loans	16.7	5.3	4.0	6.1
Residential mortgage loans	—	—	—	—
Consumer and other retail loans	—	2.3	0.8	2.2
Contingency allocation	3.0	3.0	3.0	3.0

Total serious-doubt loans	$130.0	$82.2	54.9	$57.9
Serious-doubt loan ratio	1.55%	0.94%	0.61%	0.63%
LOAN LOSS RESERVE AND LOAN LOSS PROVISION
Lower appraisal values, charge-offs that exceeded reserves, downgrades in internal risk ratings, and increases in the factors used to derive the reserve for performing loans all contributed to increases in the reserve and provision for loan losses. We derive the factors that are used for calculating the reserve for performing loans from a variety of quantitative and qualitative considerations including historical loss experience, economic trends, delinquencies, and other metrics. Losses in the 2010 second quarter contributed significantly to the factors used at June 30, 2010. For more information about loan loss reserve factors, read Note 8, “Reserve for loan losses,” in our 2009 Annual Report on Form 10-K.
Loan loss reserve composition by loan type

(in millions)	At 6/30/10	At 12/31/09	At 6/30/09
Commercial, financial, and agricultural loans	$95.6	$65.9	$62.4
Commercial real estate — construction loans	165.1	100.8	51.2
Commercial mortgage loans	59.0	40.6	27.6
Residential mortgage loans	6.1	3.3	3.8
Consumer and other retail loans	48.0	40.9	39.9

Total	$373.8	$251.5	$184.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loan loss reserve composition by internal risk rating

(in millions)	At 6/30/10	At 12/31/09	At 6/30/09
Pass	$135.9	$115.3	$115.3
Watchlist	21.9	11.8	8.8
Substandard-accruing	138.5	36.7	19.2
Substandard-nonaccruing	73.7	81.3	41.0
Doubtful/loss	3.8	6.4	0.6

Total loans	$373.8	$251.5	$184.9
Impaired loan analysis

		Cumulative
As of June 30, 2010	Loan	charge-offs	Reserve	Reserve/
(dollars in millions)	balances [1]	taken	balances	loans

Individually impaired loans with reserves	$237.2	$20.4	$80.7	34.0%
Individually impaired loans without reserves [2]	$289.8	$97.0	$—	—%

Other loans	$7,860.7	$—	$293.1	3.7%

Total	$8,387.7	$117.4	$373.8	4.5%

[1]	Loan balances are net of cumulative charge-offs taken

[2]	Included in the $289.8 million of individually impaired loans without reserves is $132.1 million of loans that are net of $97.0 million of cumulative charge-offs, and for which we do not have a specific reserve recorded because we believe that the net carrying value of the loans are equal to their net realizable values. The remaining $157.7 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to fully recover our investment is supported by the value of the underlying collateral.

		Cumulative
As of December 31, 2009	Loan	charge-offs	Reserve	Reserve/
(dollars in millions)	balances [1]	taken	balances	loans

Individually impaired loans with reserves	$351.5	$38.1	$88.5	25.2%
Individually impaired loans without reserves [2]	$148.3	$18.8	$—	—%

Other loans	$8,467.4	$—	$163.0	1.9%

Total	$8,967.2	$56.9	$251.5	2.8%

[1]	Loan balances are net of cumulative charge-offs taken

[2]	Included in the $148.3 million of individually impaired loans without reserves is $26.2 million of loans that are net of $18.8 million of cumulative charge-offs, and for which we do not have a specific reserve recorded because we believe that the net carrying value of the loans are equal to their net realizable values. The remaining $122.1 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to fully recover our investment is supported by the value of the underlying collateral.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
We believe our process provides a reasonable estimate of required reserves at each reporting date, and that our methodology is sound. However, our process is under continuous evaluation and, as market conditions and trends change, we may make changes to our loan loss reserve methodology in the future.
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
In the 2010 second quarter, we saw significant declines in the values of collateral supporting our loans, particularly for construction loans in southern Delaware. In addition, the financial condition of some of our borrowers deteriorated. As a result, our charge-offs, provision for loan losses, and loan loss reserve were higher than in prior periods. For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” and Note 8, “Reserve for loan losses,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
At June 30, 2010, we had interest rate swap contracts associated with loans to clients with a total notional amount of $2,188.4 million, including the mirror swaps described above. For more information about our derivative and hedging instruments, read Note 6, “Derivative and hedging activities,” in this report.
Other contractual obligations

(in millions)	At 6/30/10	At 12/31/09
FHLB loan [1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements [2]	$73.8	$72.7
Certificates of deposit	$1,973.3	$2,408.1
Letters of credit, unfunded lending commitments, and unadvanced lines of credit	$2,456.3	$3,136.4

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amount and duration of payments due on current contractual obligations as of June 30, 2010

		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Certificates of deposit	$1,973.3	$1,375.0	$465.0	$126.5	$6.8
Debt obligations	478.0	28.0	250.0	—	200.0
Interest on debt obligations	166.2	29.7	55.8	34.0	46.7
Operating lease obligations	73.8	12.6	21.1	17.3	22.8
Benefit plan obligations	1.9	1.9	—	—	—

Total	$2,693.2	$1,447.2	$791.9	$177.8	$276.3
The debt obligations in the table above consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003 and is due in 2013.
•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008 and is due on April 2, 2018.
•	FHLB advances of $28.0 million.
Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet. We may not incur additional debt without prior written approval from our primary regulators. Wilmington Trust Company may not incur additional debt having a maturity of more than one year without prior written approval from its primary regulators.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At June 30, 2010, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 13, “Income taxes,” in this report, and Note 20, “Income taxes,” in our 2009 Annual Report on Form 10-K.
Our agreements with CRM and RCM permit principal members and designated key staff members of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.
OTHER INFORMATION
Accounting pronouncements
For a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations, read Note 15, “Accounting pronouncements,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical accounting policies and estimates
Our critical accounting policies conform with GAAP, and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition, the reserve for loan losses, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees, income taxes, and other items. For more information about our critical accounting policies, read:
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
These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and they are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, changes in national or regional economic conditions, including continued declines in the collateral values supporting our loans; deterioration in the credit quality of our borrowers; changes in our conclusion about the realization of our deferred tax asset; changes in market interest rates; fluctuations in equity or fixed income markets; significant changes in banking laws or regulations; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of acquisitions; the effects of integrating acquired entities; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by unrest in other parts of the world.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. Among our primary risks are credit risk, interest rate risk, financial market risk, and economic risk. All of these risks could affect our financial performance and condition adversely. For more information about these risks, read the credit quality discussion in this report and the risk discussion and Item 1A in our 2009 Annual Report on Form 10-K.
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
Form 10-Q for the three and six months ended June 30, 2010
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
To achieve our interest rate risk management objectives, we follow guidelines set by an interest rate risk policy that is approved annually by our Board of Directors. Under the current policy, our objective is to limit any reduction in net interest income from changes in market interest rates to less than 10% in any 12-month period.
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
Interest rate risk in the first six months of 2010
We remained asset sensitive in the first six months of 2010. At June 30, 2010, approximately $5.12 billion of commercial loans were repricing within 30 or fewer days, while approximately $429.2 million of non-core funding was repricing in 90 or fewer days.
Loan and deposit repricing characteristics as a percentage of total loan balances

	At 6/30/10	At 12/31/09
Total loans outstanding with floating rates	79%	79%
Commercial loans with floating rates	90%	90%
Floating rate commercial loans tied to a prime rate	51%	53%
Floating rate commercial loans tied to the 30-day LIBOR	40%	39%
Non-core funding maturing in < 90 days	69%	91%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The net interest margin for the 2010 second quarter was 3.15%, compared with 3.14% for the 2009 second quarter. For the first six months of 2010, the margin was 3.09%, compared with 3.00% for the first six months of 2009. For more information about this, read the net interest margin discussion and the analysis of changes in interest income and expense due to volume and rate, which appear between the discussions of Regional Banking and noninterest income in this report.
As of June 30, 2010, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 11.80% over the 12 months beginning June 30, 2010. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model. Because a portion of our variable rate loans have minimum interest rates and market interest rates are currently lower than that minimum, and because we froze our benchmark commercial lending rate at 4.00% rather than allow it to float lower, we estimate that the effect on interest income from a rise in short-term market rates will be muted for the first 75 basis point increase in market rates.
Simulated effect of interest rate changes on net interest income for the 12 months beginning

	6/30/10	12/31/09
Gradual increase of 250 basis points	11.80%	10.84%
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
Form 10-Q for the three and six months ended June 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL MARKET RISK
We define financial market risk as the risk that declines in equity and debt market valuations could reduce the fees we receive for providing asset management, custody, and other services. Most WAS revenue, some CCS revenue, and all of the revenue we receive from affiliate money managers CRM and RCM are based on the market values of assets in client portfolios. Equity and debt markets determine these values. Fluctuations in one or more of these markets can increase or decrease revenue that is based on asset valuations.
The amount of total revenue subject to financial market risk was higher for the second quarter and first six months of 2010 than for the corresponding periods in 2009, primarily because revenue from CCS was higher.
On a percentage basis, revenue subject to financial market risk was lower for the 2010 second quarter than for the 2009 second quarter, because of higher noninterest income, primarily CCS global corporate trust services revenue, which is not subject to financial market risk. In addition, other-than-temporary impairment charges were lower in 2010. Revenue subject to financial market risk was higher for the first six months of 2010 than for the comparable period in 2009, because revenue from CCS and the affiliate money managers was higher in 2010 than in the corresponding period in 2009, and because net interest income was lower.
These changes in revenue are discussed more fully in earlier sections of this report.
Revenue subject to financial market risk

	2010	2009	2010	2009
(dollars in millions)	Q2	Q2	YTD	YTD
Wealth Advisory Services (WAS):
Trust and investment advisory fees	$33.2	$31.5	$67.6	$62.5
Mutual fund fees	1.2	5.2	2.1	12.7

Total WAS revenue subject to financial market risk	$34.4	$36.7	$69.7	$75.2
Total WAS revenue	$40.9	$47.0	$85.1	$96.4

Corporate Client Services (CCS):
Retirement services	$21.5	$16.6	$43.0	$32.7
Investment/cash management services	4.5	3.7	8.0	7.8

Total CCS revenue subject to financial market risk	$26.0	$20.3	$51.0	$40.5
Total CCS revenue	$51.3	$41.4	$99.3	$81.0

Affiliate money managers revenue	$4.4	$4.4	$9.1	$6.7

Total revenue subject to financial market risk	$64.8	$61.4	$129.8	$122.4
Total net interest and noninterest income [1]	$175.7	$163.2	$339.9	$352.5
Percent of total net interest and noninterest income subject to financial market risk [1]	36.9%	37.6%	38.2%	34.7%

[1]	Before the provision for loan losses and after amortization of affiliate intangibles

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
OTHER RISK
For more information about our credit, interest rate, financial market, economic, operational, fiduciary, regulatory, and legal risk, read the “Risk Factors” section that begins on page 8 of our 2009 Annual Report on Form 10-K and Part II, Item 1A of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
ITEM 4. CONTROLS AND PROCEDURES
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the second quarter of 2010 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
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
As of June 30, 2010, we believed there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.
ITEM 1A. RISK FACTORS
We have revised the risk factor captioned “We are subject to credit risk” in our 2009 Annual Report on Form 10-K as follows:
We are subject to credit risk. This risk is associated primarily with our two subsidiary depository institutions, WTC and WTFSB (collectively, the banks). When we make a loan through the banks, we make subjective judgments about a borrower’s ability to repay. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. If borrowers do not repay their loans, our levels of nonperforming assets, loan losses, and the provision for loan losses could increase.
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
We have a concentration of commercial loans, which constitutes 75% of our total loan portfolio. Some of the commercial loans we make carry a higher degree of repayment risk than others. The commercial real estate-construction and commercial mortgage loans we make may carry a higher degree of repayment risk than other types of loans. The commercial real estate business is subject to downturns, overbuilding, and economic conditions. Adverse conditions in the real estate market, or in the economy in general, can affect the repayment ability of these borrowers more severely than other types of borrowers.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
PART II — OTHER INFORMATION
Commercial real estate-construction loans, which we make for residential and commercial properties and for unimproved land, may carry a higher degree of repayment risk than other types of loans, especially when the associated projects are not generating income. Repayment of these types of loans often depends on the ultimate success of the project, not on the borrower’s or guarantor’s ability to repay. In addition, consistent with industry practice, we sometimes fund the interest payments on a commercial construction loan by including the interest as part of the loan. This increases the total amount of the loan.
We have a concentration in commercial real estate-construction loans, which comprised 21% of our loan portfolio as of June 30, 2010. Within the commercial real estate-construction portfolio, we have a geographic concentration, with projects in Delaware accounting for 58% of the portfolio. In the second quarter of 2010, we saw significant declines in the collateral values supporting our loans, particularly for construction loans in southern Delaware; worsening financial conditions of some of our borrowers; and continued lack of improvement in the Delaware economy. Further deterioration of this portfolio could result in an increase in nonperforming loans, which could lead to a loss of earnings, a higher loan loss provision, and higher charge-offs, all of which could have an adverse effect on our results of operations and financial condition.
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
We have a concentration in commercial mortgage loans, which comprised 25% of our total loan portfolio as of June 30, 2010. Approximately 57% of these loans were for properties in Delaware. Deterioration in this portfolio could result in an increase in nonperforming loans, which could lead to a loss of earnings, a higher loan loss provision, and higher charge-offs, all of which could have an adverse effect on our results of operations and financial condition.
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
Form 10-Q for the three and six months ended June 30, 2010
PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities in the second quarter of 2010.
Issuer purchases of equity securities
We did not acquire or repurchase any of our shares during the second quarter of 2010 under our current 8-million-share repurchase plan, which was authorized by our Board of Directors in April 2002. At June 30, 2010, there were 4,956,204 shares available under this program. We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators. Shares repurchased in the table below include shares we received when recipients of stock-based compensation tendered their shares to exercise options or to cover payroll taxes on restricted stock vesting.
In the table below, the data in column (d) include shares available under all compensation plans, the Employee Stock Purchase Plan, repurchase plans, and other activities, including stock grants and forfeitures, that could affect the maximum number of shares that we may purchase.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
PART II — OTHER INFORMATION
Share repurchase activity in the second quarter of 2010

			(c)	(d)
			Total number of	Maximum number (or
	(a)	(b)	shares (or units)	appropriate dollar value) of
	Total number of	Average price	purchased as part of	shares (or units) that may
	shares (or units)	paid per share	publicly announced	yet be purchased under the
Period	purchased	(or unit)	plans or programs	plans or programs
Month #1: April 1 - 30, 2010	—	$—	—	15,035,249
Month #2: May 1 - 31, 2010	—	$—	—	14,964,667
Month #3: June 1 - 30, 2010	35,486	$14.99	—	14,611,152

Total	35,486	$14.99	—	14,611,152
Our ability to pay dividends on our common stock is limited by our participation in the CPP, other regulatory restrictions, and our own prudent capital management policies. Our policy is not to pay dividends that would reduce our regulatory capital ratios below the level required for us to qualify as a well-capitalized financial institution. For more information about these regulatory capital ratios, read Note 12, “Capital,” and the capital resources section in this report, as well as the capital resources section in our 2009 Annual Report on Form 10-K.
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
Not applicable.
ITEM 5. OTHER INFORMATION
We have no information to report in addition to what is disclosed elsewhere in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications *

32	Section 1350 Certifications *

101.INS	XBRL Instance Document *†

101.SCH	XBRL Taxonomy Extension Schema Document *†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

*	Filed herewith.

†	Attached as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (2) the Consolidated Statements of Condition at June 30, 2010, and December 31, 2009; (3) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2010 and 2009; (4) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (5) Notes to Consolidated Financial Statements for the three and six months ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and six months ended June 30, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: August 9, 2010	/s/ Donald E. Foley
	Name:	Donald E. Foley
	Title:	Chairman of the Board and Chief Executive Officer (Authorized Officer)

Date: August 9, 2010	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)