Form 10-Q
period 2010-09-30
WILMINGTON TRUST CORP
filed 2010-11-08
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2010
Common stock — Par Value $1.00	91,483,687 shares

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	September 30,	December 31,
(in millions, except share amounts)	2010	2009

ASSETS
Cash and due from banks	$199.7	$202.9
Interest-bearing deposits in other banks	812.8	165.4
Federal funds sold and securities purchased under agreements to resell	25.0	15.1
Investment securities available for sale	624.6	747.6
Investment securities held to maturity (fair value of $100.3 in 2010 and $101.8 in 2009)	102.9	112.9

Total investment securities	727.5	860.5
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	32.4	26.8
Loans:
Commercial, financial, and agricultural loans	2,373.4	2,627.0
Real estate — construction loans	1,681.6	1,956.4
Commercial mortgage loans	2,048.6	2,102.3

Total commercial loans	6,103.6	6,685.7
Residential mortgage loans	415.7	431.0
Consumer loans	1,195.1	1,408.9
Loans secured with investments	412.3	441.6

Total retail loans	2,023.1	2,281.5

Total loans, net of unearned income of $5.0 in 2010 and $6.4 in 2009	8,126.7	8,967.2
Reserve for loan losses	(510.4)	(251.5)

Net loans	7,616.3	8,715.7
Premises and equipment, net	135.6	146.8
Goodwill, net of accumulated amortization of $29.8 in 2010 and 2009	362.1	363.2
Other intangible assets, net of accumulated amortization of $48.8 in 2010 and $49.9 in 2009	30.8	40.2
Accrued interest receivable	23.5	66.9
Other assets	435.6	493.6

Total assets	$10,401.3	$11,097.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED) — (Continued)

	September 30,	December 31,
(in millions, except share amounts)	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$1,369.3	$1,470.6
Interest-bearing deposits:
Savings deposits	889.9	921.5
Interest-bearing demand deposits	3,648.3	3,590.7
Certificates under $100,000	991.0	1,000.6
Local certificates $100,000 and over	105.0	136.9

Total core deposits	7,003.5	7,120.3
National brokered certificates	1,287.4	1,270.6

Total deposits	8,290.9	8,390.9
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	161.6	574.8
Other debt	28.9	29.0

Total short-term borrowings	190.5	603.8
Accrued interest payable	26.6	56.7
Other liabilities	329.9	295.7
Long-term debt	494.5	442.9

Total liabilities	9,332.4	9,790.0
Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	324.6	323.3
Common stock: $1.00 par value, 150,000,000 shares authorized, 100,234,596 shares issued in 2010 and 78,528,346 shares in 2009	100.2	78.5
Capital surplus	461.2	214.8
Retained earnings	574.5	1,101.5
Accumulated other comprehensive loss	(108.1)	(116.3)

Total contributed capital and retained earnings	1,352.4	1,601.8
Less: treasury stock: 8,750,909 shares in 2010 and 9,131,360 shares in 2009, at cost	(283.5)	(295.1)

Total Wilmington Trust stockholders’ equity	1,068.9	1,306.7
Noncontrolling interest	—	0.4

Total stockholders’ equity	1,068.9	1,307.1

Total liabilities and stockholders’ equity	$10,401.3	$11,097.1

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions, except share amounts)	2010	2009	2010	2009

NET INTEREST INCOME
Interest and fees on loans	$84.1	$98.9	$266.1	$304.6
Interest and dividends on investment securities:
Taxable interest	5.2	6.8	15.7	27.8
Tax-exempt interest	—	0.1	0.2	0.3
Dividends	0.3	0.3	0.9	1.1
Interest on deposits in other banks	0.4	0.2	0.7	0.5
Interest on federal funds sold and securities purchased under agreements to resell	—	—	—	0.1
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	—	—	0.2	0.3

Total interest income	90.0	106.3	283.8	334.7
Interest on deposits	13.7	17.3	40.9	66.4
Interest on short-term borrowings	0.6	0.6	1.9	3.0
Interest on long-term debt	8.0	8.4	23.8	25.1

Total interest expense	22.3	26.3	66.6	94.5
Net interest income	67.7	80.0	217.2	240.2
Provision for loan losses	(281.5)	(38.7)	(564.1)	(122.2)

Net interest (loss)/income after provision for loan losses	(213.8)	41.3	(346.9)	118.0

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	32.2	33.4	99.8	96.0
Mutual fund fees	1.2	2.4	3.3	15.1
Planning and other services	6.0	10.0	21.4	31.2

Total Wealth Advisory Services	39.4	45.8	124.5	142.3
Corporate Client Services:
Global corporate trust services	23.5	23.5	71.7	64.0
Retirement services	20.9	16.7	63.9	49.4
Investment/cash management services	3.9	3.8	12.0	11.6

Total Corporate Client Services	48.3	44.0	147.6	125.0
Cramer Rosenthal McGlynn	4.8	5.3	13.7	13.3
Roxbury Capital Management	—	(0.6)	0.3	(2.0)

Total advisory fees	92.5	94.5	286.1	278.6
Amortization of affiliate intangibles	(1.5)	(2.1)	(5.1)	(6.5)

Total advisory fees after amortization of affiliate intangibles	91.0	92.4	281.0	272.1
Service charges on deposit accounts	7.5	8.1	22.7	23.5
Loan fees and late charges	1.7	2.0	5.0	6.3
Card fees	2.5	2.4	7.8	7.2
Other noninterest income	0.9	0.8	2.9	4.7
Securities gains, net of losses	3.4	1.5	3.8	13.6
Total other-than-temporary impairment losses	(7.0)	(57.5)	(48.2)	(129.7)
Amount of loss recognized in other comprehensive income (before taxes)	2.6	19.4	18.0	63.7

Net other-than-temporary impairment losses recognized in income	(4.4)	(38.1)	(30.2)	(66.0)

Total noninterest income	102.6	69.1	293.0	261.4

Net interest and noninterest (loss)/income	$(111.2)	$110.4	$(53.9)	$379.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) — (Continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions, except share amounts)	2010	2009	2010	2009

NONINTEREST EXPENSE
Salaries and wages	$50.9	$49.3	$149.4	$147.1
Incentives and bonuses	7.4	9.7	26.2	22.4
Employment benefits	14.5	14.0	44.2	44.9

Total staffing-related expense	72.8	73.0	219.8	214.4
Net occupancy	7.4	7.7	22.7	23.3
Furniture, equipment, and supplies	9.3	10.1	29.4	30.4
Advertising and contributions	1.8	1.4	5.5	5.7
Servicing and consulting fees	5.4	3.1	13.1	10.7
Subadvisor expense	11.5	8.8	35.0	25.1
Travel, entertainment, and training	2.0	1.8	6.2	5.5
Originating and processing fees	2.8	2.4	8.5	7.8
Insurance	6.3	5.6	20.1	20.1
Conversion errors	—	—	—	2.8
Legal and auditing fees	2.9	2.9	9.8	8.9
OREO write-downs/losses and reserve for unfunded lending commitments	21.0	2.4	39.5	1.1
Other noninterest expense	10.2	7.8	29.5	26.2

Total noninterest expense	153.4	127.0	439.1	382.0

NET (LOSS)/INCOME
Loss before income taxes and noncontrolling interest	(264.6)	(16.6)	(493.0)	(2.6)
Income tax expense/(benefit)	100.7	(10.8)	17.0	(9.8)

Net (loss)/income before noncontrolling interest	(365.3)	(5.8)	(510.0)	7.2
Net income attributable to noncontrolling interest	—	0.1	0.9	0.4

Net (loss)/income attributable to Wilmington Trust Corporation	(365.3)	(5.9)	(510.9)	6.8
Dividends and accretion on preferred stock	4.6	4.5	13.6	13.6

Net loss available to common shareholders	$(369.9)	$(10.4)	$(524.5)	$(6.8)

Net loss per common share:
Basic	$(4.06)	$(0.15)	$(6.09)	$(0.10)
Diluted	$(4.06)	$(0.15)	$(6.09)	$(0.10)
Weighted average common shares outstanding (in thousands):
Basic	91,009	68,979	86,140	68,963
Diluted	91,009	68,979	86,140	68,963
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Wilmington Trust Corporation
					Accumulated
					other
	Preferred	Common	Capital	Retained	comprehensive	Treasury	Noncontrolling
(in millions, except share amounts)	stock	stock [1]	surplus	earnings	loss [2]	stock	interest	Total
2010
Balance at January 1, 2010	$323.3	$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$0.4	$1,307.1
Comprehensive loss
Net loss [3]	—	—	—	(510.9)	—	—	—	(510.9)
Other comprehensive income	—	—	—	—	8.2	—	—	8.2

Total comprehensive loss								(502.7)
Cash dividend paid: $0.03 per common share	—	—	—	(2.5)	—	—	—	(2.5)
Cash dividend paid on preferred stock	—	—	—	(12.3)	—	—	—	(12.3)
Common stock issued (21,706,250 shares issued)	—	21.7	252.2	—	—	—	—	273.9
Common stock issued under employment benefit plans and to the Board of Directors (483,506 shares issued)	—	—	(10.3)	—	—	13.3	—	3.0
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5
Preferred stock discount accretion	1.3	—	—	(1.3)	—	—	—	—
Cancellation of restricted stock	—	—	1.0	—	—	(1.0)	—	—
Acquisition of treasury stock (43,510 shares acquired)	—	—	—	—	—	(0.7)	—	(0.7)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.9	0.9
Decrease in noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)

Balance at September 30, 2010	$324.6	$100.2	$461.2	$574.5	$(108.1)	$(283.5)	$—	$1,068.9

2009
Balance at January 1, 2009	$321.5	$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$0.2	$1,334.1
Comprehensive income
Net income [3]	—	—	—	6.8	—	—	—	6.8
Other comprehensive income	—	—	—	—	6.0	—	—	6.0

Total comprehensive income								12.8
Cash dividend paid: $0.355 per common share	—	—	—	(24.6)	—	—	—	(24.6)
Cash dividend paid on preferred stock	—	—	—	(11.1)	—	—	—	(11.1)
Adoption of FSP-FAS 115-2 and FAS 124-2	—	—	—	44.5	(44.5)	—	—	—
Common stock issued under employment benefit plans and to the Board of Directors (317,930 shares issued)	—	—	(6.7)	—	—	7.0	—	0.3
Stock-based compensation expense	—	—	4.0	—	—	—	—	4.0
Preferred stock discount accretion	1.3	—	—	(1.3)	—	—	—	—
Cancellation of restricted stock	—	—	0.7	—	—	(0.7)	—	—
Deferred tax adjustment for stock-based compensation	—	—	(0.9)	—	—	—	—	(0.9)
Acquisition of treasury stock (3,039 shares acquired)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.1)	(0.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.4	0.4

Balance at September 30, 2009	$322.8	$78.5	$213.5	$1,118.0	$(123.0)	$(295.4)	$0.5	$1,314.9

[1]	Shares outstanding were 91,483,687 and 69,389,934 at September 30, 2010, and September 30, 2009, respectively.

[2]	See Note 4 for additional information on other comprehensive income.

[3]	Net (loss)/income attributable to Wilmington Trust Corporation.
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
(in millions)	2010	2009

OPERATING ACTIVITIES
Net (loss)/income before noncontrolling interest	$(510.0)	$7.2
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	564.1	122.2
Provision for depreciation and other amortization	14.7	16.6
Amortization of other intangible assets	6.1	7.5
Amortization of discounts and premiums on investment securities available for sale	0.8	1.5
Accretion of discounts and premiums on investment securities held to maturity	(0.6)	(0.3)
Tax refund received	33.5	—
Increase in deferred income taxes	(55.2)	(1.0)
Deferred tax asset valuation allowance	189.5	—
Employer pension contribution	—	(10.0)
Originations of residential mortgages	(117.4)	(216.3)
Gross proceeds from sales of residential mortgages	119.4	348.0
Gains on sales of residential mortgages	(2.0)	(2.8)
Sales/write downs on other real estate owned	19.8	5.5
Securities (gains)/losses:
Other-than-temporary impairment	30.2	66.0
Other	(3.8)	(13.6)
Amortization of gain on interest rate floors	(5.4)	(9.4)
Stock-based compensation expense	3.5	4.0
Increase in other assets	(39.4)	(23.9)
Decrease in other liabilities	(6.3)	(79.1)

Net cash provided by operating activities	$241.5	$222.1

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$87.8	$410.5
Proceeds from maturities of investment securities available for sale	741.3	713.1
Proceeds from maturities of investment securities held to maturity	4.3	3.4
Purchases of investment securities available for sale	(705.1)	(398.3)
Purchases of investment securities held to maturity	(0.6)	(0.7)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	(5.6)	(6.7)
Decrease in cash due to divestiture of Grant Tani Barash & Altman	(3.2)	—
Cash paid for acquisitions	—	(6.1)
Purchase of residential mortgages	(1.7)	(5.5)
Net decrease in loans	505.3	397.0
Purchases of premises and equipment	(8.8)	(12.5)
Dispositions of premises and equipment	1.2	0.4

Net cash provided by investing activities	$614.9	$1,094.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — (Continued)

	For the nine months ended
	September 30,
(in millions)	2010	2009

FINANCING ACTIVITIES
Net (decrease)/increase in demand, savings, and interest-bearing demand deposits	$(75.3)	$632.6
Net decrease in certificates of deposit	(24.7)	(1,620.0)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(413.2)	(324.7)
Net decrease in U.S. Treasury demand deposits	—	(6.4)
Proceeds from issuance of common stock	274.0	—
Stock issuance costs	(0.1)	—
Net increase/(decrease) in line of credit	50.0	(20.0)
Proceeds from common stock issued under employment benefits plans	2.8	—
Cash dividends	(14.8)	(35.7)
Distributions to minority shareholders	—	(0.1)
Acquisition of treasury stock	(0.7)	(0.8)

Net cash used for financing activities	$(202.0)	$(1,375.1)
Effect of foreign currency translation on cash	(0.3)	0.9
Increase/(decrease) in cash and cash equivalents	654.1	(57.5)
Cash and cash equivalents at beginning of period	383.4	476.7

Cash and cash equivalents at end of period	$1,037.5	$419.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the nine months ended
	September 30,
(in millions)	2010	2009

Cash paid for:
Interest	$96.6	$98.3
Taxes	0.2	44.6

Non-cash items:
Loans transferred to other real estate owned	$23.3	$18.8
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Recent events
Our 2010 losses were primarily the result of two factors. First, we continued to see credit deterioration in our loan portfolio, reflecting the extent of our exposure to real estate construction lending and its concentration in Delaware. Second, our continued losses required us to establish a significant tax valuation adjustment.
There is no significant economic or real estate recovery on the horizon in our markets. Therefore, we have little assurance our loan portfolio will strengthen significantly in the near term, or that our capital position will not erode further. These risks increase the possibility of downgrades by the credit rating agencies or adverse regulatory actions which could compromise our businesses.
For all these reasons, management and the Board of Directors have carefully studied the company’s strategic options. In the process, we reviewed a wide range of alternatives. Based on discussions that we had with our regulators, we believed that, without a change of control transaction acceptable to our regulators, we would likely face imminent significant regulatory actions, which would result in our business prospects likely worsening dramatically. Ultimately, the Board determined that the best option for our shareholders, as well as our clients and the employees of Wilmington Trust, was a merger with M&T Bank Corporation (M&T). On November 1, 2010, we announced that we have signed a definitive merger agreement with M&T. In the merger, our common shareholders will receive 0.051372 shares of M&T common stock for each share of our common stock they hold. Our outstanding Series A Preferred Stock issued to the U.S. Department of the Treasury under the CPP will be exchanged for one-one hundredth (1/100) of a share of M&T preferred stock with substantially the same rights, powers, and preferences, and the warrant issued to the U.S. Department of the Treasury in connection with the issuance of the Series A Preferred Stock will be converted automatically into a warrant to purchase M&T common stock, subject to appropriate adjustments. The merger agreement contains certain customary covenants restricting the conduct of our business, other than in the ordinary course consistent with past practice, until the closing of the merger. The closing of the merger is subject to certain conditions, including approval by our shareholders and regulators. Subject to the satisfaction of these conditions, the merger is expected to close in mid-2011, and we will become a wholly-owned subsidiary of M&T. The merger agreement also contains certain termination provisions and, under specified circumstances, we would be required to pay M&T a termination fee of $30 million. This description is only a summary and is qualified in its entirety by the text of the merger agreement, which is incorporated herein by reference. A copy of the merger agreement has been filed with the SEC on Form 8-K dated November 1, 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. Accounting and reporting policies
We maintain our accounting records and prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. Using these principles, we make subjective judgments about uncertainties and trends, and we make estimates and assumptions about the amounts we report in our financial statements and notes, including amounts for revenue recognition, the reserve for loan losses, pension and other benefit plans, stock-based employee compensation, investment securities valuations, goodwill impairment, loan origination fees and costs, income taxes, and other items. We evaluate these estimates on an ongoing basis.
The precision of these estimates and the possibility that they may change in the future are subject to various risks and uncertainties, and depend on a number of assumptions, estimates, expectations, assessments of potential developments, other underlying variables, and a range of possible outcomes. Circumstances that differ significantly from our judgments and estimates could cause our actual financial results to differ from our expectations.
Our financial results could be affected adversely by, among other things, additional regulatory restrictions or failure to comply with existing regulatory restrictions, changes in national or regional economic conditions; continued declines in the collateral values supporting our loans; deterioration in the credit quality of our borrowers; changes in our regulatory requirements; downgrades by the credit rating agencies; a change in conclusion about the realization of our deferred tax asset; changes in market interest rates or credit markets generally; fluctuations in equity or fixed income markets; changes in the market values of, or expected cash flows from, securities in our investment portfolio; significant changes in banking laws or regulations or the application of such laws or regulations to our businesses; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of our proposed merger with M&T, and restrictions on our businesses contained in the merger agreement; the effects of integrating our businesses with those of M&T after the merger is completed; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM); changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by domestic or foreign unrest, hostilities, terrorism, or war.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We may use the following abbreviations throughout this report:

ARB:	Accounting Research Bulletin
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
CPP:	U.S. Department of the Treasury Capital Purchase Program
EITF:	Emerging Issues Task Force
ESPP:	Employee Stock Purchase Plan
FASB:	Financial Accounting Standards Board
FHLB:	Federal Home Loan Bank of Pittsburgh
FIN:	FASB Interpretation (Number)
FOMC:	Federal Open Market Committee
FRB:	Federal Reserve Bank
FSP:	FASB Staff Position
GAAP:	U.S. generally accepted accounting principles
IRS:	Internal Revenue Service
NYSE:	New York Stock Exchange
OREO:	Other real estate owned
OTTI:	Other-than-temporarily impaired
SEC:	Securities and Exchange Commission
SERP:	Supplemental Executive Retirement Plan
SFAS:	Statements of Financial Accounting Standards
TARP:	U.S. Department of the Treasury Troubled Asset Relief Program
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
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Our consolidated financial statements include the accounts of Wilmington Trust Corporation, our wholly-owned subsidiaries, and the subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation.
Although we are majority owner of CRM, we do not consolidate CRM’s results because CRM principals retain control over certain governance matters. We do not consolidate RCM’s results because we are not majority owner and RCM principals retain control over certain governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.
On February 16, 2010, we entered into an agreement with the principals of Grant Tani Barash & Altman, LLC (GTBA) and related parties, in which we sold 80% of our limited liability company interests in GTBA to those principals. This transaction resulted in a $0.1 million net loss, which we recorded in the 2010 first quarter. The agreement also limited future profit distributions to us. We account for our remaining ownership interest in GTBA under the cost method of accounting. We consolidated GTBA’s results in our financial statements until February 16, 2010.
GTBA contribution to Wilmington Trust’s financial statements

	Between
	Jan. 1 and Feb. 16,		First 9 months
(dollars in millions)	2010	2009 Q3	of 2009
Revenue (net of amortization)	$2.2	$3.2	$10.0
Expense	$1.8	$2.8	$8.5
Noncontrolling interest	$0.9	$0.1	$0.4
As part of our construction project financing, we employ interest reserves. Using interest reserves benefits both us and our borrowers, because interest reserves provide borrowers with temporary sources of cash flow which they can use to make interest payments during the development/construction phases of projects. We allow payments from interest reserves as they reach various stages of completion, and because we expect that cash flows will be positive once sales begin and/or stabilization occurs. We record these payments as interest income and we capitalize them by increasing the loan principal due from the borrower. We monitor loans with interest reserves throughout the project’s life and periodically evaluate the loan for an appropriate risk rating, interest accrual status, and classification as a troubled restructured loan. We may suspend interest accrual on loans that are not currently delinquent, but which have risk rating classifications of substandard or lower. We place loans and lines of credit with risk ratings of substandard or lower, and which depend on interest reserves for future interest payments, on nonaccruing status. At times, we may modify the terms

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of loans with interest reserves. These modifications may include maturity extensions, renewals, changes in the loan’s interest rate, additional collateral requirements, and/or additional capital infusions into the project by the borrower to reduce debt or to support future debt service. These modifications typically result from delays or other issues in the underlying construction projects, such as slower-than-anticipated sell-outs of the projects, insufficient leasing activity, and/or depreciation in the values of the collateral securing the loans. Under such circumstances, we believe that working with a borrower to restructure a loan provides us with a better likelihood of recovering our loan. At September 30, 2010, we had $368.3 million of loans that were supported by $29.3 million of interest reserve balances. Included in the $368.3 million of loans were $92.0 million of nonaccruing loans that were supported by interest reserves. At year-end 2009, we had $566.1 million of loans that were supported by $43.7 million of interest reserve balances. Included in the $566.1 million of loans were $67.1 million of nonaccruing loans that were supported by interest reserves.
3. Stock-based compensation plans
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
The common shares we issue as stock-based compensation come from our treasury, which held approximately 8.8 million shares at September 30, 2010. This is more than adequate to meet the requirements of our current stock-based compensation plans.
Stock-based compensation expense

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Compensation expense:
Common stock options	$0.3	$0.8	$1.6	$2.5
Restricted common stock	(1.1)	0.4	1.3	1.3
Employee stock purchase plan	0.2	0.3	0.6	0.2

Total compensation expense	$(0.6)	$1.5	$3.5	$4.0
Tax expense/(benefit)	0.4	—	(1.1)	(0.9)

Net income effect	$(0.2)	$1.5	$2.4	$3.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock options
Stock option valuation assumptions

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.52%	2.57% – 2.85%	1.52% – 3.72%	2.11% – 3.35%
Volatility of Corporation’s common stock	47.32%	40.38% – 41.84%	34.06% – 47.32%	29.86% – 41.84%
Expected dividend yield	0.39%	5.16% – 6.38%	0.39% – 2.96%	5.16% – 8.67%
Expected life of options	4.6 years	4.9 years	4.6 to 8.7 years	4.9 to 8.6 years
For the valuation assumptions in the table above:
•	We used the Black-Scholes valuation method.
•	The risk-free interest rate was the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.
•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
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
No stock options were exercised during the three or nine months ended September 30, 2010 or 2009.
Long-term incentive plan option activity

		Weighted	Weighted
	Common	average	average	Aggregate
	stock	exercise	remaining	intrinsic value
For the nine months ended September 30, 2010	options	price	contractual term	(in millions)
Outstanding at January 1, 2010	7,432,171	$31.67
Granted	723,000	$12.86
Exercised	—	$—
Expired	(561,306)	$29.13
Forfeited	(330,216)	$20.55

Outstanding at September 30, 2010	7,263,649	$30.50	5.3 years	$—
Exercisable at September 30, 2010	4,806,959	$36.21	3.7 years	$—

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unvested stock options
At September 30, 2010, total unrecognized compensation cost related to unvested common stock options was $3.6 million, which we expect to record over a weighted average period of 1.4 years. Stock options awarded since we became a participant in the CPP do not vest until the stated vesting period or, in certain circumstances, until the U.S. Treasury no longer holds any debt or equity securities we issued to it under the CPP, whichever is later.
Restricted common stock grants
We measure the fair value of restricted common stock by the last sale price of our common stock on the grant date. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. At September 30, 2010, total unrecognized compensation cost related to restricted stock grants was $4.0 million, which we expect to record over a weighted average period of 1.4 years.
Under our incentive plans, the vesting period for some of our restricted stock awards can accelerate upon retirement and in certain other circumstances. When we award restricted stock to people from whom we may not receive services in the future, such as those who are eligible for retirement, we recognize the associated expense when we make the award, instead of amortizing the expense over the vesting period of the award. Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the stated vesting period or until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later.
In the third quarter of 2010, we had $1.1 million of negative restricted stock expense, which included a $1.6 million expense reversal related to the cancellation of restricted stock.
Restricted common stock activity

	Restricted	Weighted average fair
For the nine months ended September 30, 2010	common shares	value at grant date
Outstanding at January 1, 2010	417,009	$18.36
Granted	249,507	$14.45
Vested	(132,326)	$17.14
Forfeited	(59,545)	$27.53

Outstanding at September 30, 2010	474,645	$15.49
Employee stock purchase plan (ESPP)
For the ESPP, we record stock-based compensation expense based on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value of these options. For the nine months ended September 30, 2010, total recognized compensation cost related to the ESPP was $0.6 million and total unrecognized compensation cost was $0.5 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ESPP Activity

	Shares reserved for	Subscriptions	Price per
	future subscriptions	outstanding	share
Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	$27.67
Shares issued	—	(1,798)	$27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67
Forfeitures	34,602	(34,602)	$12.67

Balance at January 1, 2010	547,059	251,143
Forfeitures	26,881	(26,881)	$12.67
Shares issued	—	(224,262)	$12.67
Subscriptions entered into on June 1, 2010	(217,119)	217,119	$12.45
Forfeitures	26,113	(26,113)	$12.45

Balance at September 30, 2010	382,934	191,006
4. Comprehensive (loss)/income

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Net (loss)/income before noncontrolling interest	$(365.3)	$(5.8)	$(510.0)	$7.2
Other comprehensive (loss)/income, net of tax:
Net unrealized (losses)/gains on securities, net of taxes of $(0.1), $2.1, $1.3, and $4.3	(0.4)	4.2	2.2	7.9
Net unrealized gain/(loss) on equity method investment, net of taxes of $0.0, $0.0, $0.0, and $(0.2)	—	—	0.1	(0.4)
Reclassification adjustment for securities gains included in net income, net of taxes of $(1.3), $(0.5), $(1.4), and $(3.3)	(2.1)	(1.0)	(2.4)	(5.8)
Non-credit portion of OTTI held-to-maturity investment securities recognized in other comprehensive income (OCI), net of taxes of $(0.9), $(7.0), $(6.5), and $(22.9)	(1.7)	(12.4)	(11.5)	(40.8)
Accretion of non-credit portion of OTTI investment security losses that were recognized previously in OCI, net of taxes of $(0.1), $(0.1), $(0.4), and $(0.1)	(0.2)	(0.2)	(0.7)	(0.1)
Reclassification of unrealized losses recorded previously at the time of transfer to held-to-maturity, net of taxes of $0.0, $3.0, $2.7, and $12.2	—	5.3	4.9	21.6
Reclassification adjustment of current period other-than-temporary impairment that was previously recognized in OCI, net of taxes of $1.6, $10.5, $10.4, and $14.8	2.8	18.8	18.7	26.5
Reclassification from accumulated OCI into earnings of discontinued cash flow hedges, net of taxes of $(0.5), $(1.0), $(1.9), and $(3.4)	(0.9)	(1.8)	(3.5)	(6.0)
Foreign currency translation adjustments, net of taxes of $0.6, $(0.1), $(0.3), and $0.7	1.1	(0.3)	(0.6)	1.3
SERP[1] liability adjustment, net of taxes of $0.2, $0.1, $0.4, and $0.9	0.1	0.1	0.6	1.5
Minimum pension liability adjustment, net of taxes of $0.0, $0.2, $0.1, and $0.4	0.2	0.1	0.4	0.3

Comprehensive (loss)/income before the noncontrolling interest	$(366.4)	$7.0	$(501.8)	$13.2
Comprehensive income attributable to the noncontrolling interest	—	0.1	0.9	0.4

Comprehensive (loss)/income attributable to Wilmington Trust Corporation	$(366.4)	$6.9	$(502.7)	$12.8

[1]	Supplemental executive retirement plan

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Earnings per share
Computation of basic and diluted earnings per share

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Net (loss)/income	$(365.3)	$(5.9)	$(510.9)	$6.8
Dividends and accretion on preferred stock	4.6	4.5	13.6	13.6

Net loss available to common shareholders	$(369.9)	$(10.4)	$(524.5)	$(6.8)

Average common shares issued and outstanding	91.0	69.0	86.1	69.0

Dilutive common shares from employee stock options, unvested restricted stock, ESPP subscriptions, and stock warrants	—	—	—	—

Total diluted common shares issued and outstanding	91.0	69.0	86.1	69.0

Basic loss per common share	$(4.06)	$(0.15)	$(6.09)	$(0.10)
Diluted loss per common share[1]	$(4.06)	$(0.15)	$(6.09)	$(0.10)
Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.355
Anti-dilutive equity instruments excluded from calculation	9.8	10.1	10.2	10.1

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.
6. Fair value measurement of assets and liabilities
In accordance with ASC 825, “Financial Instruments,” we disclose the estimated fair values of certain financial instruments, whether or not we recognize them at fair value in our Consolidated Statements of Condition. This note summarizes the methods and assumptions we use to estimate fair value.
Fair value generally is the exchange price on which a willing buyer and a willing seller would agree when market conditions are not distressed. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of our fair value estimates are based on highly subjective judgments and assumptions we make about market information and economic conditions. Changes in market interest rates or any of the assumptions underlying our estimates could cause our estimates to change significantly.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
Following is a summary of how we determine fair values and the inputs we use to calculate them.
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
Form 10-Q for the three and nine months ended September 30, 2010
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
We base the fair value estimates of our collateralized mortgage obligations and mortgage-backed debt securities on the quoted prices of similar issues. We base the fair-value estimates of our obligations of state and political subdivisions (municipal bonds) on the quoted prices of similar issues and index rates, taking into account any estimated prepayment rates. We then make sector spread, credit rating spread, and coupon structure spread adjustments to the quoted prices of these similar issues and index rates. We base the fair-value estimates of our government agency securities on the quoted price of the issue or, if this is not available, the quoted price of a similar issue. We base the fair value estimates of our preferred stocks, on the quoted prices of the stocks.
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
For more information about our investment securities, read Note 11, “Investment securities,” in this report.
FHLB and FRB stock. The fair value of FHLB and FRB stock is assumed to equal its cost basis, since the stock is nonmarketable but redeemable at its par value.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivative financial instruments. We base the fair value estimates of derivative instruments on pricing models that use assumptions about market conditions and risks that are current as of the reporting date.
We use data provided by an independent third-party advisor to determine the fair values of our interest rate swaps and use a standard methodology that nets the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). We base the variable cash payments (or receipts) on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with ASC 820, we incorporate credit valuation adjustments to reflect both our nonperformance risk and the respective counterparty’s nonperformance risk. In adjusting the fair value of our derivative contracts for the effects of nonperformance risk, we consider the effects of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Most of the inputs we use to value our swap contracts are Level 2 inputs. For credit valuation adjustments, we use some Level 3 inputs, such as internal estimates of current credit spreads for our swap clients, to evaluate the likelihood of default by us and our counterparties. For more information about our use of derivatives, read Note 7, “Derivative and hedging activities,” in this report.
At times, we may use interest rate swaps and floors, primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. In accordance with ASC 815, “Derivatives and Hedging,” the estimated fair values of these instruments represent the amounts we would have expected to receive or pay to terminate such agreements.
Loans. To determine the fair values of loans that are not impaired, we use discounted cash flow analyses, which we present net of the reserve for loan losses. In these analyses, we use discount rates that are similar to the interest rates and terms currently being offered to borrowers. For the September 30, 2010 fair values that are shown in the table below, we added risk premiums to the discount rates used for loans with watch-list or substandard-accruing ratings to reflect the uncertainty of the cash flows within these portfolios. These methodologies are consistent with the guidance in ASC 825-10-55-3, and we believe our disclosures provide fair values that are more indicative of an entry price. This technique does not contemplate an exit price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to the specific characteristics of the loan or collateral.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
Carrying values and estimated fair values

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

Financial assets:
Cash and due from banks	$199.7	$199.7	$202.9	$202.9
Short-term investments	837.8	837.8	180.5	180.5
Investment securities	727.5	724.9	860.5	849.4
FHLB and FRB stock	32.4	32.4	26.8	26.8
Loans, net of reserves	7,616.3	7,560.0	8,715.7	8,579.6
Interest rate swap contracts	51.0	51.0	45.0	45.0
Accrued interest receivable	23.5	23.5	66.9	66.9

Financial liabilities:
Deposits	$8,290.9	$8,362.8	$8,390.9	$8,459.5
Short-term borrowings	190.5	190.5	603.8	603.8
Interest rate swap contracts	53.4	53.4	45.7	45.7
Accrued interest payable	26.6	26.6	56.7	56.7
Long-term debt	494.5	498.9	442.9	432.2
Fair values measured on a recurring basis
To determine fair values measured on a recurring basis at September 30, 2010:
•	We used Level 1 and Level 2 inputs for investment securities. To determine the proper level of detail for disclosure, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.
•	We used Level 2 inputs for interest rate swap contracts. Credit valuation adjustments did not significantly change the overall valuation of these contracts.
•	There were no transfers between Level 1 and Level 2 in the first nine months of 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair value of assets and liabilities measured on a recurring basis as of September 30, 2010

	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment securities available for sale:
U.S. Treasury securities	$173.2	$—	$—	$173.2
Government agency securities	—	240.1	—	240.1
Obligations of state and political subdivisions	—	5.0	—	5.0
Collateralized mortgage obligations:
Secured by residential mortgages	—	34.1	—	34.1
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	160.9	—	160.9
Preferred stock:
Large financial institutions	—	1.9	—	1.9
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	4.9	—	4.9
Other marketable equity securities:
Mutual funds	—	3.0	—	3.0
Other	—	3.4	—	3.4

Total other marketable equity securities	—	6.4	—	6.4

Total investment securities available for sale	173.2	451.4	—	624.6
Interest rate swap contracts	—	51.0	—	51.0

Total assets	$173.2	$502.4	$—	$675.6

Liabilities:
Interest rate swap contracts	$—	$53.4	$—	$53.4

Total liabilities	$—	$53.4	$—	$53.4
Fair values measured on a nonrecurring basis
To determine fair values measured on a nonrecurring basis at September 30, 2010:
•	For loans, we used Level 2 or Level 3 inputs, consisting principally of third-party appraisals, and the previously described techniques. Loan amounts are based mainly on the fair value of the loan’s collateral or the loan balance, whichever is lower. Typically, loans measured at fair value on a nonrecurring basis are loans for which we have recorded a partial charge-off in the current period. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included. Because an appraisal values the underlying collateral and not the specific loan, and because the real estate market is not consistent or active for all property types, we consider third-party appraisals to meet the definition of Level 2 inputs as described in ASC 820. Internal appraisals may be considered Level 2 or Level 3 inputs, depending on the factors used in the calculation. We make no adjustments to third-party appraised values, other than costs to sell, in estimating the fair value of the loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	For OREO, we used Level 2 or Level 3 inputs, which consist of appraisals or internal estimates of fair value. We record OREO on our balance sheet at the related loan balance or the fair value of the property, net of cost to sell, whichever is lower. We consider third-party appraisals to meet the definition of Level 2 inputs.
•	For TruPS, we used Level 2 and Level 3 inputs, as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We use input information, provided by third-party advisors and brokers in an internal model that considers liquidity and credit risk, to discount cash flow projections.
At September 30, 2010, all of our held-to-maturity (HTM) investment securities with fair values measured on a nonrecurring basis were OTTI TruPS. For more information about these securities, read Note 11, “Investment securities,” in this report.
Fair value of assets and liabilities measured on a nonrecurring basis as of September 30, 2010

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Loans	$0.5	$54.7	$64.6	$119.8
OREO	—	13.7	—	13.7
Investment securities held to maturity:
Pooled trust-preferred securities	—	—	16.3	16.3

Total assets	$0.5	$68.4	$80.9	$149.8

Liabilities	$—	$—	$—	$—

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Derivative and hedging activities
We may use derivative financial instruments, primarily interest rate swaps and floors, to help manage (hedge) the effects that changes in market interest rates may have on net interest income, the fair value of assets and liabilities, and cash flows. We do not hold or issue derivative financial instruments for trading purposes. We account for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging,” and calculate their fair values in accordance with ASC 820, “Fair Value Measurements and Disclosures.”
As of September 30, 2010 we had:
•	A total notional amount of $1,139.2 million in interest rate swap contracts.
•	No other derivative instruments.
Fair value of derivative instruments

	At September 30,	At December 31,
(in millions)	2010	2009
Asset derivatives recorded in other assets:
Interest rate swap contracts	$51.0	$45.0

Total asset derivatives	$51.0	$45.0

Liability derivatives recorded in other liabilities:
Interest rate swap contracts	$53.4	$45.7

Total liability derivatives	$53.4	$45.7
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
As of September 30, 2010:
•	We had 125 client swap contracts with a total notional amount of $569.6 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $1,139.2 million in swaps associated with loans to clients.
•	All of our interest rate swaps were associated with loans to commercial clients.
•	Most of our “mirror” counterparty swaps were in liability positions.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At September 30, 2010, we had $15.7 million of cash collateral posted with our counterparties, compared to $9.7 million at December 31, 2009. These balances are recorded as receivables in the “other assets” line of our statement of condition.
Client swap contract gain/(loss) recognized in other noninterest income

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Interest rate swap contracts in asset positions	$0.6	$3.1	$6.0	$(20.3)
Interest rate swap contracts in liability positions	(0.8)	(3.5)	(7.7)	20.2

Total	$(0.2)	$(0.4)	$(1.7)	$(0.1)
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,
2.	Thresholds defined in the swap contracts, and
3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
These credit risk contingent features include:
•	Cross-default provisions. The agreements with each of our non-client swap derivative counterparties contain cross-default provisions. If we were to default on certain of our obligations, independent of our swap obligations, then we also could be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call. The agreements with some of our non-client swap derivative counterparties contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	Credit rating contingent features resulting in swap termination. The agreement with one of our non-client swap derivative counterparties contains a provision under which the counterparty could terminate the swap agreement if our credit ratings fall below investment grade.
At September 30, 2010:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $53.4 million, for which we had posted collateral of $51.1 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $53.4 million. If all of our “mirror” swaps had terminated on September 30, 2010, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $53.7 million. At September 30, 2010, we had already posted $51.1 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $44.5 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $0.6 million.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $2.0 million, and no collateral was posted. If this swap had terminated on September 30, 2010, the credit rating-contingent feature could have required us to settle this arrangement at its termination value of $2.3 million.
•	During 2010, 4 swaps with a total notional value of $26.0 million were terminated when borrowers defaulted on their loans, resulting in $2.1 million of expense.
At December 31, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $45.6 million, for which we had posted collateral of $52.4 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $45.6 million. If all of our “mirror” swaps had terminated on December 31, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $46.0 million. At December 31, 2009, we had already posted $52.4 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $39.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.2 million and no collateral was posted. If this swap had terminated on December 31, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.3 million.
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
We reclassified $5.4 million of this gain into income during the first nine months of 2010. Between October 1, 2010, and September 30, 2011, we expect to reclassify approximately $3.7 million of pretax net gains, or approximately $2.3 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. If we add other hedges, the amounts we actually recognize could differ from these estimates.
For more information about our derivative and hedging activities and how we account for them, read Note 2, “Summary of significant accounting policies,” and Note 15, “Derivative and hedging activities,” in our 2009 Annual Report on Form 10-K. For more information about the fair values of derivatives, read Note 6, “Fair value measurement of assets and liabilities,” in this report, and Note 14, “Fair value measurement of assets and liabilities,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Reserve for loan losses
Changes in the reserve for loan losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Reserve for loan losses at beginning of period	$373.8	$184.9	$251.5	$157.1
Loans charged off:
Commercial, financial, and agricultural loans	(56.3)	(8.1)	(89.9)	(24.2)
Commercial real estate — construction loans	(69.5)	(6.3)	(162.8)	(27.1)
Commercial mortgage loans	(13.5)	(1.0)	(30.9)	(3.0)
Residential mortgage	(0.1)	(0.5)	(0.2)	(0.5)
Consumer and other retail loans	(8.5)	(7.9)	(29.9)	(31.8)

Total loans charged off	$(147.9)	$(23.8)	$(313.7)	$(86.6)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural loans	$0.6	$0.2	$2.4	$0.5
Commercial real estate — construction loans	0.5	—	0.5	—
Commercial mortgage loans	0.1	0.3	0.6	0.3
Consumer and other retail loans	1.8	1.5	5.0	6.6

Total recoveries	$3.0	$2.0	$8.5	$7.4
Net loans charged off:
Commercial, financial, and agricultural loans	$(55.7)	$(7.9)	$(87.5)	$(23.7)
Commercial real estate — construction loans	(69.0)	(6.3)	(162.3)	(27.1)
Commercial mortgage loans	(13.4)	(0.7)	(30.3)	(2.7)
Residential mortgage	(0.1)	(0.5)	(0.2)	(0.5)
Consumer and other retail loans	(6.7)	(6.4)	(24.9)	(25.2)

Total net loans charged off	$(144.9)	$(21.8)	$(305.2)	$(79.2)
Transfers from reserve for lending commitments	—	—	—	1.7
Provision charged to operations	281.5	38.7	564.1	122.2

Reserve for loan losses at end of period	$510.4	$201.8	$510.4	$201.8

Reserve for lending commitments in other liabilities	$32.5	$5.7	$32.5	$5.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impaired loans

	As of	As of
	September 30,	December 31,
(in millions)	2010	2009

Investment recorded in impaired loans subject to a reserve for loan losses:	$553.6	$351.5
2010 reserve: $172.3
2009 reserve: $88.5

Investment in impaired loans requiring no reserve for loan losses, net of cumulative losses of:	$397.9	$148.3
2010 cumulative losses: $186.3
2009 cumulative losses: $18.8

Investment recorded in impaired loans	$951.5	$499.8
Investment recorded in impaired loans classified as nonaccruing [1]	$906.0	$455.6
Investment recorded in impaired loans classified as troubled restructured debt (accruing)	$44.5	$28.5

[1] Includes nonaccruing loans that are classified as troubled debt restructurings	$62.4	$116.7

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Average investment recorded in impaired loans	$774.7	$357.0	$606.2	$292.0

Interest income recognized on impaired loans	$1.3	$0.7	$3.3	$2.6

Interest income recognized using the cash basis method of income recognition	$1.3	$0.7	$3.3	$2.5
Determining the reserve for loan losses is an inherently subjective process. Estimates we make, including estimates of the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. Continued declines in the collateral values supporting our loans, worsening financial conditions of some of our borrowers, and continued lack of improvement in the Delaware economy could have an adverse effect on our results of operations and financial condition.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Goodwill and other intangible assets

	At September 30, 2010				At December 31, 2009
	Gross			Net	Gross			Net
	carrying	Accumulated		carrying	carrying	Accumulated		carrying
(in millions)	amount	amortization		amount	amount	amortization		amount
Goodwill (nonamortizing)	$391.9	$29.8		$362.1	$393.0	$29.8		$363.2
Other intangibles (amortizing):
Mortgage servicing rights	$13.2	$9.9		$3.3	$12.6	$9.0		$3.6
Client lists	62.6	35.6		27.0	73.7	37.6		36.1
Acquisition costs	1.7	1.7		—	1.7	1.7		—
Other intangibles	2.1	1.6		0.5	2.1	1.6		0.5

Total other intangibles	$79.6	$48.8	[1]	$30.8	$90.1	$49.9	[1]	$40.2

[1]	The change in accumulated amortization during the first nine months of 2010 included a decrease of $0.1 million due to foreign currency translation adjustments and a decrease of $7.1 million due to the reduced ownership of GTBA.
We identified certain triggering events that required us to evaluate our goodwill for impairment. Our analysis showed that there was no material impairment at September 30, 2010.
Amortization expense of other intangible assets

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Amortization expense of other intangible assets	$1.9	$2.4	$6.1	$7.5
Future amortization expense of other intangible assets

	For the year ended December 31,
(in millions)	2011	2012	2013	2014	2015

Estimated annual amortization expense of other intangible assets	$6.6	$5.4	$4.2	$3.0	$2.3
Carrying amount of goodwill by business segment

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Total
Balance as of January 1, 2010	$3.8	$131.8	$84.7	$142.9	$363.2
Goodwill acquired	—	0.4	1.5	0.2	2.1
Decrease in carrying value due to reduction in GTBA ownership	—	(2.7)	—	—	(2.7)
Decrease in carrying value due to foreign currency translation adjustments	—	—	(0.5)	—	(0.5)

Balance as of September 30, 2010	$3.8	$129.5	$85.7	$143.1	$362.1
The goodwill from acquisitions recorded during the first nine months of 2010 consists of $1.9 million in connection with the 2008 acquisition of AST Capital Trust Company and $0.2 million related to an increase in WT Investments, Inc.’s equity interest in CRM. Additionally, during the first nine months of 2010, we reduced our ownership position in GTBA, resulting in a $2.7 million reduction in goodwill and an $11.0 million reduction in other intangible assets.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in other intangible assets

	For the nine months ended September 30,
	2010			2009
			Weighted			Weighted
			average			average
	Amount	Residual	amortization	Amount	Residual	amortization
(dollars in millions)	assigned	value	period	Assigned	value	period
Mortgage servicing rights	$0.6	$—	8 years	$2.6	$—	8 years
(Decrease)/increase in carrying value of client lists due to foreign currency translation adjustments	(0.1)	—		0.4	—
Decrease in carrying value due to reduction in GTBA ownership	(11.0)	—		—	—
Other intangibles	—	—		0.1	—	9 years

Changes in other intangible assets	$(10.5)	$—		$3.1	$—
For more information about goodwill and other intangible assets, read Note 2, “Summary of significant accounting policies,” and Note 10, “Goodwill and other intangible assets,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 18, “Pension and other postretirement benefits,” in our 2009 Annual Report on Form 10-K.
Components of net periodic benefit cost

	For the three months ended September 30,
					Postretirement
	Pension benefits		SERP benefits		benefits
(in millions)	2010	2009	2010	2009	2010	2009

Service cost	$3.1	$3.0	$0.4	$0.3	$0.2	$0.1
Interest cost	3.6	3.3	0.6	0.5	0.4	0.5
Expected return on plan assets	(5.6)	(4.7)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.5)
Recognized actuarial losses	0.4	0.5	0.3	0.2	0.2	0.2

Net periodic benefit cost	$1.5	$2.1	$1.4	$1.1	$0.3	$0.3

Employer contributions	$—	$10.0	$0.1	$0.1	$0.7	$0.7
Components of net periodic benefit cost

	For the nine months ended September 30,
					Postretirement
	Pension benefits		SERP benefits		benefits
(in millions)	2010	2009	2010	2009	2010	2009

Service cost	$9.4	$8.9	$1.0	$0.8	$0.4	$0.4
Interest cost	10.6	10.0	1.9	1.6	1.2	1.3
Expected return on plan assets	(16.7)	(14.0)	—	—	—	—
Amortization of prior service cost	—	—	0.3	0.2	(1.4)	(1.4)
Recognized actuarial losses	1.1	1.4	1.0	0.6	0.6	0.5

Net periodic benefit cost	$4.4	$6.3	$4.2	$3.2	$0.8	$0.8

Employer contributions	$—	$10.0	$0.4	$0.4	$2.1	$2.2
Expected annual contribution	$—		$0.8		$2.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Investment securities
We maintain an investment securities portfolio to generate cash flow, to help manage interest rate risk, and to provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio.
Our investment securities portfolio consists of:
•	Securities issued by the U.S. Treasury.
•	Discount notes and other securities issued by other U.S. government agencies, including the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Home Loan Bank System.
•	Obligations of state and political subdivisions, which primarily are bonds issued by the state of Delaware and municipalities in Delaware.
•	Mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, in which the underlying collateral consists of fixed and adjustable rate residential mortgages. All of the loans underlying these securities were originated subject to the underwriting guidelines and standards of the respective government agency.
•	Corporate debt securities, including single-issue and pooled TruPS issued by financial institutions.
•	Perpetual preferred stock, which consists of securities issued by Fannie Mae, Freddie Mac, and two other financial institutions.
•	Non-U.S. government agency securities and small amounts of other types of marketable debt and equity securities.
Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair values, which can be equal to, more than, or less than their amortized costs. To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 6, “Fair value measurement of assets and liabilities,” in this report.
We classify investment securities in one of two categories:
1.	Available-for-sale (AFS). This means we have the ability to hold the security, but we may elect to sell it, depending on our needs.
2.	Held-to-maturity (HTM). This means we have not only the ability, but also the intent, to retain the security on our books until it matures.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
When we believe the security’s valuation decline (impairment) is primarily a function of short-term financial market forces, we classify it as temporarily impaired. When we believe that conditions in addition to financial market forces have contributed to the security’s valuation decline, we classify it as OTTI.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The credit-related portion of an other-than-temporary impairment is the difference between the security’s amortized cost (the security’s carrying value plus any previous other-than-temporary impairment recorded in accumulated other comprehensive income) and the present value of the security’s expected future cash flows. We base our calculations of a security’s expected cash flows on its contractual terms, discounted at a rate equal to the effective interest rate implicit when we acquired the security. We adjust the expected cash flows of each security for current and expected defaults each quarter.
For the pooled TruPS in our portfolio, we use a third party to help us calculate estimated future cash flows using default/deferral assumptions based on an analysis of the creditworthiness of every underlying issuer in each pool. In assessing creditworthiness, we consider each issuer’s capital strength, liquidity position, asset quality, loan composition, earnings, and credit rating, as well as other financial measures. We believe that our methodology gives us the best estimate of the expected future cash flows for each of these securities.
In the 2010 third quarter, 14 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $7.0 million. Of this amount, $4.4 million was credit-related and was recorded as an other-than-temporary impairment loss in the statement of income. The $4.4 million credit-related loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlie the pooled TruPS that we own. The remaining $2.6 million non-credit-related portion of the write-down reduced stockholders’ equity by $1.7 million on an after-tax basis and was recorded in other comprehensive income.
For the first nine months of 2010, impairment losses on pooled TruPS totaled $48.1 million. Of this amount, $30.1 million was credit-related and was recorded in the statement of income. The remaining $18.0 million non-credit-related portion of the write-down reduced stockholders’ equity by $11.5 million on an after-tax basis. In addition to the $30.1 million pooled TruPS loss, we recorded a $0.1 million loss on an AFS equity security that was determined to be OTTI in the 2010 first quarter.
In comparison, there was a $55.0 million other-than-temporary impairment charge on pooled TruPS in the 2009 third quarter. Total other-than-temporary impairment charges for the first nine months of 2009 were $129.7 million, which consisted of $122.7 million of other-than-temporary impairment on pooled TruPS, $3.9 million of other-than-temporary impairment on a mutual fund investment, and $2.5 million of other-than-temporary impairment on a marketable equity security. We reclassified $0.6 million of the pooled TruPS other-than-temporary impairment charge to accumulated other comprehensive income in the second quarter of 2009 with the adoption of FSP FAS No. 115-2 and FAS No.124-2, which was incorporated into ASC 320.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit loss roll forward

(in millions)
Balance of credit-related other-than-temporary impairment at January 1, 2010	$97.6
Additions:
Credit losses for which other-than-temporary impairments were not recognized previously	0.9
Additional credit losses for which other-than-temporary impairments were recognized previously	29.3

Balance of credit-related other-than-temporary impairment at September 30, 2010	$127.8
Amortized cost and fair value of available-for-sale securities at September 30, 2010

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value
Investment securities available for sale:
U.S. Treasury securities	$173.1	$—	$0.1	$—	$173.2
Government agency securities	239.9	—	0.3	(0.1)	240.1
Obligations of state and political subdivisions	4.9	—	0.1	—	5.0
Collateralized mortgage obligations:
Secured by residential mortgages	33.2	—	0.9	—	34.1
Mortgage-backed debt securities:
Residential mortgage-backed securities	152.6	—	8.3	—	160.9
Preferred stock:
Large financial institutions	1.5	—	0.4	—	1.9
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	4.5	—	0.4	—	4.9
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.4	—	—	—	3.4

Total other marketable equity securities	6.4	—	—	—	6.4

Total investment securities available for sale	$614.6	$—	$10.1	$(0.1)	$624.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortized cost and fair value of available-for-sale securities at December 31, 2009

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value
Investment securities available for sale:
U.S. Treasury securities	$233.0	$—	$—	$(0.2)	$232.8
Government agency securities	224.9	—	0.5	(0.8)	224.6
Obligations of state and political subdivisions	5.1	—	0.1	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	49.9	—	1.3	—	51.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	195.8	—	7.6	—	203.4
Preferred stock:
Large financial institutions	17.5	—	3.4	—	20.9
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	3.4	—	23.9
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.5	—	—	—	3.5

Total other marketable equity securities	6.5	—	—	—	6.5

Total investment securities available for sale	$735.7	$—	$12.9	$(1.0)	$747.6
Amortized cost, carrying value, and fair value of held-to-maturity securities at September 30, 2010

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value
Investment securities held to maturity:
Obligations of state and political subdivisions	$0.4	$—	$0.4	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	58.2	—	58.2	—	(4.7)	53.5
Pooled trust-preferreds	121.0	77.9	43.1	4.6	(2.5)	45.2

Total corporate debt securities	179.2	77.9	101.3	4.6	(7.2)	98.7
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.7	—	0.7	—	—	0.7

Total investment securities held to maturity	$180.8	$77.9	$102.9	$4.6	$(7.2)	$100.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Temporarily impaired securities as of September 30, 2010

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses
Government agency securities	$67.7	$(0.1)	$—	$—	$67.7	$(0.1)
Corporate debt securities:
Single-issue trust-preferreds	—	—	40.7	(4.7)	40.7	(4.7)
Pooled trust-preferreds	—	—	45.2	(80.4)	45.2	(80.4)

Total corporate debt securities	—	—	85.9	(85.1)	85.9	(85.1)

Total temporarily impaired securities	$67.7	$(0.1)	$85.9	$(85.1)	$153.6	$(85.2)
Temporarily impaired securities as of December 31, 2009

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses
U.S. Treasury securities	$206.1	$(0.2)	$—	$—	$206.1	$(0.2)
Government agency securities	89.7	(0.8)	—	—	89.7	(0.8)
Corporate debt securities:
Single-issue trust-preferreds	—	—	48.5	(9.2)	48.5	(9.2)
Pooled trust-preferreds	—	—	51.4	(92.9)	51.4	(92.9)

Total corporate debt securities	—	—	99.9	(102.1)	99.9	(102.1)

Total temporarily impaired securities	$295.8	$(1.0)	$99.9	$(102.1)	$395.7	$(103.1)
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
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As previously discussed in this note, we determined that some of our pooled TruPS were OTTI in 2008, 2009, and in the first nine months of 2010. In total, as of September 30, 2010:
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
Other matters
At September 30, 2010, securities with an aggregate book value of $321.8 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, interest rate swap agreements, and for other purposes required by law.
We had investments in the securities of regulatory authorities that totaled $32.4 million at September 30, 2010, and $26.8 million at December 31, 2009. These securities are carried at cost.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractual maturities of debt securities available for sale at September 30, 2010

		After 1	After 5
		year	years
	1 year	through 5	through 10	After 10
(dollars in millions)	or less	years	years	years	Total
U.S. Treasury securities	$167.2	$5.9	$—	$—	$173.1
Government agency securities	52.1	177.7	10.1	—	239.9
Obligations of state and political subdivisions	0.3	—	—	4.6	4.9
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	3.4	29.8	33.2
Mortgage-backed securities:
Residential mortgage-backed securities	—	12.3	120.8	19.5	152.6

Total amortized cost of debt securities available for sale	$219.6	$195.9	$134.3	$53.9	$603.7
Fair value of debt securities available for sale	$219.7	$196.7	$141.1	$55.8	$613.3
Weighted average yield of debt securities available for sale [1]	0.28%	1.77%	4.19%	4.52%	2.01%

[1]	Weighted average yields are not on a tax-equivalent basis
Contractual maturities of debt securities held to maturity at September 30, 2010

		After 1	After 5
		year	years
	1 year	through 5	through	After 10
(dollars in millions)	or less	years	10 years	years	Total
Obligations of state and political subdivisions	$0.4	$—	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	58.2	58.2
Pooled trust-preferreds	—	—	—	43.1	43.1

Total corporate debt securities	—	—	—	101.3	101.3
Non-U.S. government agency debt securities	—	0.5	—	—	0.5
Other debt securities	0.2	0.5	—	—	0.7

Total carrying value of debt securities held to maturity	$0.6	$1.0	$—	$101.3	$102.9
Fair value of debt securities held to maturity	$0.6	$1.0	$—	$98.7	$100.3
Weighted average yield of debt securities held to maturity [1]	1.98%	1.69%	—%	6.69%	6.69%

[1]	Weighted average yields are not on a tax-equivalent basis

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sale and write-down of investment securities available for sale

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Proceeds:
U.S. Treasury securities	$—	$—	$75.0	$—
Government agency securities	—	—	—	103.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	—	103.8
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	—	—	197.8
Other marketable equity securities:
Other	12.3	5.7	12.8	5.7

Total proceeds	$12.3	$5.7	$87.8	$410.5

Gross gains realized:
Government agency securities	$—	$—	$—	$3.6
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	—	2.7
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	—	—	6.0
Other marketable equity securities:
Other	2.1	1.5	2.5	1.5

Total gains realized	$2.1	$1.5	$2.5	$13.8

Other-than-temporary impairment charges:
Other marketable equity securities:
Mutual funds	$—	$—	$—	$(3.9)
Other	—	(2.5)	(0.1)	(2.5)

Total other marketable equity securities	—	(2.5)	(0.1)	(6.4)

Total other-than-temporary impairment charges	$—	$(2.5)	$(0.1)	$(6.4)
Called securities

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Gross gains	$1.5	$—	$1.5	$—
Gross losses	$0.2	$—	$0.2	$—
For more information about our investment securities portfolio, read Note 6, “Investment securities,” in our 2009 Annual Report on Form 10-K. For more information about how we account for investment securities, read Note 6, “Fair value measurement of assets and liabilities,” in this report, as well as Note 2, “Summary of significant accounting policies,” Note 14, “Fair value measurement of assets and liabilities,” and Note 21, “Accumulated other comprehensive income,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Borrowings
Our short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and an advance from the FHLB.
Our long-term debt at September 30, 2010, was $494.5 million. This amount included:
•	A $50.0 million FHLB advance, summarized as follows:

	Amount issued and			Fixed
	outstanding		Quarterly	payment
Issue date	(in millions)	Term	payment dates	rate	Maturity
July 9, 2010	$50.0	2 years	January 9, April 9,	1.11%	July 9, 2012
July 9, and October 9
•	Two issuances of subordinated debt, totaling $450 million, summarized as follows:

	Amount issued and			Fixed
	outstanding		Semiannual	payment
Issue date	(in millions)	Term	payment dates	rates	Maturity
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018
•	$(4.7) million of unamortized losses related to terminated interest rate swaps on long-term debt.
•	$(0.1) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013.
•	$(0.7) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.
For more information on our borrowings, read Note 12, “Borrowings,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Capital
In March 2010, we completed an underwritten public offering of 21,706,250 shares of common stock. The offering priced at $13.25 per share and raised $274.0 million, net of $13.7 million of underwriting discounts and commissions. The proceeds qualify as both tangible common equity and regulatory Tier 1 capital.
At September 30, 2010, all of our capital ratios were lower than at December 31, 2009 because our net loss for the first nine months of 2010 caused our capital to decrease. All of our regulatory capital ratios at September 30, 2010, continued to exceed the minimums required by the Federal Reserve for banks to be considered well-capitalized. However, the “well-capitalized” minimum thresholds presented below are subject to change by our regulators, based on their view of our financial condition and circumstances. Further declines in these ratios could result in formal regulatory actions which could compromise our businesses.
U.S. regulatory capital ratios

					Well-capitalized minimum
	As of September 30,		As of December 31,		As of September 30,
	2010		2009		2010
(dollars in millions)	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk-weighted assets)
Wilmington Trust Corporation	13.69%	$1,269.1	14.31%	$1,568.8	10.00%	$927.4
Wilmington Trust Company	12.51%	$1,024.1	11.39%	$1,127.4	10.00%	$818.7
Wilmington Trust FSB	13.45%	$157.6	12.11%	$174.5	10.00%	$117.2
Tier 1 capital (to risk-weighted assets)
Wilmington Trust Corporation	9.15%	$848.7	9.86%	$1,080.1	6.00%	$556.4
Wilmington Trust Company	11.20%	$916.9	10.11%	$1,001.1	6.00%	$491.2
Wilmington Trust FSB	12.15%	$142.5	10.85%	$156.4	6.00%	$70.3
Tier 1 leverage capital (to average assets)
Wilmington Trust Corporation	8.19%	$848.7	10.10%	$1,080.1	5.00%	$517.9
Wilmington Trust Company	10.31%	$916.9	10.64%	$1,001.1	5.00%	$444.7
Wilmington Trust FSB	8.49%	$142.5	7.06%	$156.4	5.00%	$83.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Income taxes
Income taxes and tax rate

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in millions)	2010	2009	2010	2009
Pre-tax loss (less non-controlling interest)	$(264.6)	$(16.7)	$(493.9)	$(3.0)
Income tax expense/(benefit)	$100.7	$(10.8)	$17.0	$(9.8)
Effective tax rate	(38.1)%	64.7%	(3.4)%	326.7%
We established a $189.5 million valuation allowance against our deferred tax asset at September 30, 2010, which affected our income tax expense and effective tax rate. Our income tax expense for the third quarter and first nine months of 2010 included income tax expense of $189.5 related to the establishment of this allowance. Excluding the effect of the valuation allowance, our effective tax rate for the 2010 third quarter would have been 33.6% and the effective tax rate for the first nine months of 2010 would have been 35.0%. The majority of our valuation allowance is related to $180.3 million of tax benefit that we recorded for the first nine months of 2010. In comparison, our deferred tax asset valuation allowance at December 31, 2009 was $0.7 million.
In comparison, 2009 income tax expense and effective tax rates were also affected by certain items. The release, during the 2009 third quarter, of $2.7 million of certain tax reserves and $1.4 million of tax benefit from state tax rate changes increased the tax benefit that we recorded for the third quarter and the first nine months of 2009. In addition, the restoration, in the 2009 second quarter, of a $3.9 million deferred tax asset that had been written off in 2008, increased the tax benefit recorded for the first nine months of 2009.
We evaluate our deferred tax asset for realizability quarterly. ASC 740, “Income Taxes,” requires that we assess realizability using all available evidence and that we use a “more likely than not” standard when forming a conclusion about the establishment of a valuation allowance. The realizability of our deferred tax asset depends on multiple variables, including available loss carry-backs, the timing of future earnings, the reversal of current timing differences, and available tax-planning strategies. At September 30, 2010, we concluded that it is more likely than not that we will not realize a portion of our deferred tax asset because negative evidence associated with our cumulative GAAP net operating loss and continued uncertainty in the credit quality of our loan portfolio outweighs other positive evidence. In reaching this conclusion, we gave significant weight to recent losses, most notably that we reached a three-year cumulative GAAP net operating loss position in 2010. Accordingly, we no longer consider future taxable income in our deferred tax asset valuation analysis. At September 30, 2010, we established a $189.5 million valuation allowance against our deferred tax asset. The valuation allowance is carried in the other assets line of our statement of condition and is included as income tax expense in the income tax expense/(benefit) line of our statement of income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2010, we had a $17.0 million net deferred tax asset that we do not have a valuation allowance against because we believe that it is more likely than not that it will be realized in the future. Although realization is not assured, we anticipate that realization of this asset will occur through a combination of taxable temporary difference reversals and tax-planning strategies.
In addition, we had $135.0 million of tax receivables that are included in the other assets line of our statement of condition. These receivables consist primarily of :
•	$65.3 million of loss carry-backs, for which we filed carry-back claims during the 2010 third quarter, and which reduced our net deferred tax asset and increased our tax receivable.
•	$66.6 million of 2010 losses, which we expect to recover through the use of available loss carry-backs related to our 2008 tax year.
Under ASC 740, “Income Taxes,” we recognize interest and penalties related to uncertain tax benefits as income tax expense. We have reviewed and, where necessary, accrued for uncertain tax benefits for periods open to examination. We have applied this methodology consistently with prior periods.
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to examination by tax auditors in these jurisdictions for three to six years (open tax years). As of September 30, 2010, there were no material changes regarding uncertain tax benefits related to prior periods, and statutes of limitations had not been extended materially in any of our significant locations.
Our IRS examination for the tax year 2006 was completed during 2009. The tax years 2007, 2008, and 2009 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
For more information about our income taxes, read Note 20, “Income taxes,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Segment reporting
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
For the three months ended September 30, 2010	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$62.5	$6.0	$0.7	$(1.5)	$67.7
Provision for loan losses	(249.8)	(31.7)	—	—	(281.5)

Net interest (loss)/income after provision	(187.3)	(25.7)	0.7	(1.5)	(213.8)
Advisory fees:
Wealth Advisory Services	—	39.3	0.1	—	39.4
Corporate Client Services	0.1	—	48.2	—	48.3
Affiliate Money Managers	—	—	—	4.8	4.8

Total advisory fees	0.1	39.3	48.3	4.8	92.5
Amortization of other intangibles	—	(0.6)	(0.7)	(0.2)	(1.5)

Total advisory fees after amortization of other intangibles	0.1	38.7	47.6	4.6	91.0
Other noninterest income	11.6	0.6	0.4	—	12.6
Securities gains (net of losses)	2.6	0.4	0.4	—	3.4

Net interest and noninterest (loss)/income	(173.0)	14.0	49.1	3.1	(106.8)
Noninterest expense	68.8	45.0	39.6	—	153.4

Segment (loss)/profit before income taxes	(241.8)	(31.0)	9.5	3.1	(260.2)
Income tax expense	79.4	7.6	3.3	1.2	91.5

Segment operating (loss)/income	$(321.2)	$(38.6)	$6.2	$1.9	$(351.7)
Investment securities impairment charge					(4.4)
Income tax expense for impairment charge					9.2

Reported net loss					$(365.3)

Depreciation and amortization	$2.5	$2.1	$2.1	$0.2	$6.9

		Wealth	Corporate	Affiliate
For the three months ended September 30, 2009	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$74.4	$5.6	$1.3	$(1.3)	$80.0
Provision for loan losses	(35.5)	(3.2)	—	—	(38.7)

Net interest income/(loss) after provision	38.9	2.4	1.3	(1.3)	41.3
Advisory fees:
Wealth Advisory Services	0.1	45.8	(0.1)	—	45.8
Corporate Client Services	0.2	—	43.8	—	44.0
Affiliate Money Managers	—	—	—	4.7	4.7

Total advisory fees	0.3	45.8	43.7	4.7	94.5
Amortization of other intangibles	—	(1.0)	(0.9)	(0.2)	(2.1)

Total advisory fees after amortization of other intangibles	0.3	44.8	42.8	4.5	92.4
Other noninterest income	12.9	0.4	—	—	13.3
Securities gains (net of losses)	1.2	0.1	0.2	—	1.5

Net interest and noninterest income	53.3	47.7	44.3	3.2	148.5
Noninterest expense	45.1	45.0	36.9	—	127.0

Segment profit before income taxes	8.2	2.7	7.4	3.2	21.5
Income tax (benefit)/expense and noncontrolling interest	(0.5)	1.2	1.1	0.5	2.3

Segment operating income	$8.7	$1.5	$6.3	$2.7	$19.2
Investment securities impairment charge					(38.1)
Income tax benefit for impairment charge					(13.0)

Reported net loss					$(5.9)

Depreciation and amortization	$3.3	$2.6	$2.2	$0.3	$8.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Wealth	Corporate	Affiliate
For the nine months ended September 30, 2010	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals
Net interest income/(loss)	$198.9	$19.0	$3.5	$(4.2)	$217.2
Provision for loan losses	(504.3)	(59.8)	—	—	(564.1)

Net interest (loss)/income after provision	(305.4)	(40.8)	3.5	(4.2)	(346.9)
Advisory fees:
Wealth Advisory Services	—	124.3	0.2	—	124.5
Corporate Client Services	0.4	—	147.2	—	147.6
Affiliate Money Managers	—	—	—	14.0	14.0

Total advisory fees	0.4	124.3	147.4	14.0	286.1
Amortization of other intangibles	—	(2.1)	(2.4)	(0.6)	(5.1)

Total advisory fees after amortization of other intangibles	0.4	122.2	145.0	13.4	281.0
Other noninterest income	35.9	1.3	1.2	—	38.4
Securities gains (net of losses)	2.9	0.5	0.4	—	3.8

Net interest and noninterest (loss)/income	(266.2)	83.2	150.1	9.2	(23.7)
Noninterest expense	182.2	135.1	121.8	—	439.1

Segment (loss)/profit before income taxes	(448.4)	(51.9)	28.3	9.2	(462.8)
Income tax expense and noncontrolling interest	2.3	0.8	9.5	5.3	17.9

Segment operating (loss)/income	$(450.7)	$(52.7)	$18.8	$3.9	$(480.7)
Investment securities impairment charge					(30.2)
Income tax benefit for impairment charge					—

Reported net loss					$(510.9)

Depreciation and amortization	$7.5	$6.6	$6.3	$0.6	$21.0
Investment in equity method investees	$—	$0.9	$—	$157.1	$158.0
Segment average assets	$8,604.9	$1,474.9	$461.5	$155.5	$10,696.8

		Wealth	Corporate	Affiliate
For the nine months ended September 30, 2009	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals
Net interest income/(loss)	$222.3	$17.0	$4.7	$(3.8)	$240.2
Provision for loan losses	(110.4)	(11.8)	—	—	(122.2)

Net interest income/(loss) after provision	111.9	5.2	4.7	(3.8)	118.0
Advisory fees:
Wealth Advisory Services	1.0	139.2	2.1	—	142.3
Corporate Client Services	0.7	—	124.3	—	125.0
Affiliate Money Managers	—	—	—	11.3	11.3

Total advisory fees	1.7	139.2	126.4	11.3	278.6
Amortization of other intangibles	—	(3.0)	(2.9)	(0.6)	(6.5)

Total advisory fees after amortization of other intangibles	1.7	136.2	123.5	10.7	272.1
Other noninterest income	39.3	1.4	1.0	—	41.7
Securities gains (net of losses)	12.6	0.4	0.6	—	13.6

Net interest and noninterest income	165.5	143.2	129.8	6.9	445.4
Noninterest expense	135.9	134.0	111.0	1.1	382.0

Segment profit before income taxes	29.6	9.2	18.8	5.8	63.4
Income tax expense and noncontrolling interest	7.0	1.9	3.4	1.9	14.2

Segment operating income	$22.6	$7.3	$15.4	$3.9	$49.2
Investment securities impairment charge					(66.0)
Income tax benefit for impairment charge					(23.6)

Reported net income					$6.8

Depreciation and amortization	$9.8	$8.0	$6.8	$0.7	$25.3
Investment in equity method investees	$—	$—	$—	$159.7	$159.7
Segment average assets	$9,387.7	$1,487.8	$457.3	$160.3	$11,493.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Accounting pronouncements
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
In February 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds,” which indefinitely defers the effective date of SFAS No. 167 for an asset manager’s interests in entities that have attributes of investment companies (e.g., mutual funds, hedge funds, private equity funds, and venture capital funds), provided that the asset manager does not have an explicit or implicit obligation to fund actual losses that potentially could be significant to the investment company. The ASU also clarifies certain conditions under which fees paid to a decision maker or service provider are considered variable interests in a variable interest entity. Under the provisions of SFAS No. 167, we may have been required to consolidate certain entities to which we provide asset management services. In accordance with the provisions of ASU 2010-10, we deferred adoption of SFAS No. 167 for those entities. We have not yet completed our assessment of the effect, if any, that the lapsing of the deferral period will have on our financial statements.
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
Form 10-Q for the three and nine months ended September 30, 2010
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
ASU 2010-11. In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives,” which clarifies the scope exceptions under existing guidance for bifurcation of embedded credit derivatives. Specifically, ASU 2010-11 addresses when embedded credit derivatives resulting from the transfer of credit risk in the form of subordination from one financial instrument to another may or may not be considered for bifurcation and separate accounting. ASU 2010-11 was effective for us on July 1, 2010. Its adoption did not have a material effect on our financial statements.
ASU 2010-20. In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 introduces expanded disclosure requirements that focus on the nature of an entity’s credit risk associated with its financing receivables (e.g., loans), and the entity’s assessment of that risk in estimating its allowances for credit losses, as well as changes in the allowance and the reasons for those changes. The ASU requires entities to disaggregate the new and existing disclosures based on how they develop their allowances for credit losses and how they manage their credit exposures. New disclosure requirements introduced by the ASU that relate to information as of the end of a reporting period will be effective for us on December 31, 2010. The disclosure requirements that relate to activity that occurs during a reporting period will be effective for us on January 1, 2011. We do not expect the adoption of ASU 2010-20 to have a material effect on our financial statements. We will need to provide the applicable disclosures beginning with our December 31, 2010, financial statements.
17. Subsequent events
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since September 30, 2010, warrant additional disclosure as a subsequent event.
On November 5, 2010, two purported stockholders of the Company filed purported class action lawsuits in the Delaware Court of Chancery captioned Medich v. Wilmington Trust Corporation, et al., C.A. No. 5958 (Del. Ch.) and Yi v. Wilmington Trust Corporation, et al., C.A. No. 5959 (Del. Ch.). Both lawsuits name as defendants the Company, each of the current members and a former member of the Company’s Board of Directors (the “Director Defendants”), M&T and Merger Sub. The complaints allege that the Director Defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the Merger and also allege that M&T and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The complaints seek declaratory and injunctive relief to prevent the consummation of the Merger and a constructive trust over any benefits improperly received by defendants. The Company believes the claims asserted are without merit and intends to vigorously defend against these suits.
As of November 8, 2010, the filing date of this report, we determined that, other than the matter discussed above and the matter discussed in Note 1, “Recent events,” in this report, there were no recognized or unrecognized subsequent events to report under ASC 855.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
We provide our services through various legal entities and subsidiaries that we own wholly or in part. Our primary wholly-owned subsidiary, Wilmington Trust Company, was founded in 1903. For more information about these entities and subsidiaries, the services they provide, and the regulations to which they are subject, read Note 1, “Nature of business,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
This report discusses:
•	Changes in our financial condition (balance sheet) since December 31, 2009. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of September 30, 2009, for historical reference.
•	The results of our operations (income statement) for the three and nine months ended September 30, 2010, compared with the corresponding periods in 2009. In some cases, we provide amounts for other periods to provide historical context.
EXECUTIVE SUMMARY
We reported a net loss of $365.3 million for the 2010 third quarter. After dividends and accretion on preferred stock, the net loss available to common shareholders was $369.9 million, or $4.06 per share.
The primary causes of this loss were:
•	A $281.5 million provision for loan losses. The effects of the protracted recessionary environment continued to pressure Delaware’s economy. Commercial loan repayment problems intensified, appraisals continued to reveal additional declines in collateral valuations and the financial condition of more borrowers weakened. As a result, the amount of nonaccruing loans increased, and the risk ratings of more loans were downgraded to substandard status. These conditions required us to charge off more loans, and increase the reserve for loan losses. If these conditions continue in the future, we could have additional nonaccruing loans, additional risk rating downgrades, additional charge-offs, and increases to our reserve for loan losses.
•	Income tax expense of $100.7 million, as we established a $189.5 million valuation allowance against our net deferred tax asset, because we no longer believe it is more likely than not that tax benefits recorded previously will be realizable in the future.
Because of our net loss during the first nine months of 2010, our capital and our regulatory capital ratios declined from December 31, 2009, despite our common stock issuance during the 2010 first quarter. At September 30, 2010, our regulatory capital ratios, although lower than at year-end 2009, continued to exceed the minimums required by the Federal Reserve for banks to be considered well-capitalized.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In addition, we have improved our credit risk management practices, and our provisioning and reserve levels reflect the increased risk in our loan portfolio. However, there is no significant economic or real estate recovery on the horizon in our markets. Therefore, we have little assurance our loan portfolio will strengthen significantly in the near term, or that our capital position will not erode further. These risks increase the possibility of downgrades by the credit rating agencies or adverse regulatory actions which could compromise our businesses.
We have two very strong fee-based businesses that continue to perform well, are established leaders in their markets and have prospects for the coming years. We believe it is important to do all we can to protect and nourish those businesses as well as address the issues in our banking franchise.
For all these reasons, management and the Board of Directors have carefully studied the company’s strategic options. In the process, we reviewed a wide range of alternatives. Based on discussions we had with our regulators, we believed that, without a change of control transaction acceptable to our regulators, we would likely face imminent significant regulatory actions, which would result in our business prospects likely worsening dramatically. Ultimately, the Board determined that the best option for our shareholders, as well as our clients and the employees of Wilmington Trust, was a merger with M&T. On November 1, 2010, we announced that we have signed a definitive merger agreement with M&T. If the merger is completed, we will become a wholly-owned subsidiary of M&T. Completion of the merger is subject to certain conditions, including, approval by our shareholders and regulators. For more information about this event, read Note 1, “Recent events,” in this report.
With a history of superior earnings and credit performance across economic cycles, M&T is one of the strongest financial institutions in the country and a strong and stable partner for us. With highly complementary operations and geographic footprints as well as many value-enhancing opportunities across our businesses, Wilmington Trust and M&T are an excellent strategic fit.
M&T intends to hold our Wealth Advisory Services and Corporate Client Services businesses as distinct divisions within its corporate structure and intends to continue to operate these businesses under the Wilmington Trust brand, with expanded access to M&T’s clients and markets. M&T expects to combine our commercial bank in Delaware with its own banking footprint under the M&T name to create the premier depository franchise in the high-growth mid-Atlantic region. We share a similar community-focused operating model with M&T, long-tenured staff members, and a culture committed to serving the areas where we live and work.
Under the direction of our regulators, our Board of Directors did not declare a dividend on our common stock for the 2010 third quarter.
We discuss each of these factors in greater detail in other sections of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
At September 30, 2010, our total assets were $10.40 billion, a $695.8 million decrease from year-end 2009. This decline was caused primarily by:
•	An $840.5 million, or 9%, decline in loan balances. Decreases occurred throughout the portfolio, due to charge-offs, loan paydowns, and weak demand for new loans. Loan balances at September 30, 2010 were $8.13 billion.
•	A $258.9 million increase in the reserve for loan losses, which brought the reserve to $510.4 million, or 6.28% of total loans outstanding.
•	A $133.0 million decline in investment securities balances.
Partially offsetting these declines was a $647.4 million increase in interest-bearing deposits in other banks, which increased our liquidity. We enhanced our liquidity during the 2010 third quarter, in accordance with our contingency funding plan because of our loan credit quality problems and our net losses in 2010.
Total deposit balances were $8.29 billion at September 30, 2010, a decrease of $100.0 million, or 1%, from year-end. Most of the decline was in core deposits, which were $7.00 billion, a decrease of $116.8 million, or 2%, from year-end. A decrease in transactional noninterest-bearing demand deposits from CCS client deposits accounted for most of this decrease.
Because our loan and investment securities balances declined, our need for funding decreased, enabling us to decrease our short-term borrowings, which declined $413.3 million, to $190.5 million at September 30, 2010.
Long-term debt increased by $51.6 million from year-end 2009 because of a $50.0 million advance from the FHLB taken in the 2010 third quarter. The advance has a two year maturity and bears a 1.11% fixed rate.
Stockholders’ equity declined from December 31, 2009, mainly because of the net loss that we experienced for the first nine months of 2010. At September 30, 2010, all of our regulatory capital ratios continued to exceed the minimums required by the Federal Reserve for banks to be considered well-capitalized. Although our stockholders’ equity decreased from December 31, 2009, it benefited from the 21.7 million share common stock issuance completed on March 1, 2010. This issuance netted proceeds of $274 million, which qualified as both tangible common equity and regulatory Tier 1 capital. We used the proceeds for general corporate purposes. Since the offering, we have contributed $400 million of capital to our wholly-owned bank subsidiaries.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Assets

(dollars in millions)	At 9/30/10	At 12/31/09
Loan balances	$8,126.7	$8,967.2
Loans as a percentage of total assets	78%	81%
Investment securities	$727.5	$860.5
Investment securities as a percentage of total assets	7%	8%
Total assets	$10,401.3	$11,097.1
Earning assets 1

(dollars in millions)	At 9/30/10	At 12/31/09
Total earning assets	$9,724.4	$10,035.0
Percentage in loans	84%	89%
Percentage in investment securities	7%	9%
Percentage in other earning assets	9%	2%
Earning assets as a percentage of total assets	93%	90%

[1]	Includes loans, investment securities, FHLB and FRB stock, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Excludes the reserve for loan losses.
Liabilities and stockholders’ equity

(dollars in millions)	At 9/30/10	At 12/31/09
Core deposits	$7,003.5	$7,120.3
Core deposits as a percentage of total liabilities	75%	73%
National brokered CDs and short-term borrowings	$1,477.9	$1,874.4
National brokered CDs and short-term borrowings as a percentage of total liabilities	16%	19%
Total liabilities	$9,332.4	$9,790.0
Wilmington Trust stockholders’ equity	$1,068.9	$1,306.7
Noncontrolling interest	$—	$0.4

Total liabilities and stockholders’ equity	$10,401.3	$11,097.1
Selected average balances

			Year-to-date	Year-to-date
(in millions)	2010 Q3	2009 Q3	2010	2009
Loan balances	$8,308.0	$9,079.6	$8,575.8	$9,329.9
Total assets	$10,540.0	$10,952.6	$10,696.8	$11,493.1

Core deposits	$6,894.7	$6,699.1	$6,964.6	$6,405.8
Total deposits	$8,095.3	$7,658.9	$8,111.2	$7,778.0
Total liabilities	$9,121.5	$9,630.0	$9,222.2	$10,161.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
At September 30, 2010, the investment securities portfolio was $727.5 million, a decline of $133.0 million from year-end 2009. This decrease was caused primarily by:
•	Maturities of U.S. Treasury securities.
•	Amortization of mortgage-backed securities and collateralized mortgage obligations.
•	Sales and calls of $19.7 million of preferred stock, which resulted in net securities gains of $3.6 million.
•	$48.2 million of security write-downs that were deemed OTTI under GAAP. For additional information about other-than-temporary impairments, read Note 11, “Investment securities,” in this report.
These changes caused the mix of investment securities, on a percentage basis, to shift.
Investment securities portfolio composition

	At 9/30/10		At 12/31/09
		Percent of		Percent of
(dollars in millions)	Amount	portfolio	Amount	portfolio
U.S. Treasury securities	$173.2	24%	$232.8	27%
Government agency securities [1]	240.6	33	225.1	26
Obligations of state and political subdivisions	5.4	1	5.7	1
Collateralized mortgage obligations	34.1	4	51.2	6
Mortgage-backed debt securities	160.9	22	203.4	23
Trust-preferred securities:
Single-issue trust-preferred securities	58.2	8	57.7	7
Pooled trust-preferred securities	43.1	6	53.3	6

Total trust-preferred securities	101.3	14	111.0	13
Preferred stock	4.9	1	23.9	3
Other marketable equity securities	7.1	1	7.4	1

Total investment securities	$727.5	100%	$860.5	100%

Amount invested in fixed rate instruments	$611.2	84%	$723.6	84%

[1]	Includes $0.5 million of non-U.S. government agency securities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Attrition and depressed TruPS valuations caused the portfolio’s average life and duration to change. The negative duration of the portfolio in total was caused by the lower TruPS valuations and historically low market interest rates.
Average life and duration in the investment securities portfolio (in years)

	At 9/30/10	At 12/31/09
Average life	6.28	6.23
Duration	(3.71)	(0.49)
Excluding TruPS, duration at September 30, 2010, would have been 0.71 years.
For additional information about our investment securities, their valuations, and related write-downs, read the Consolidated Statements of Cash Flows, Note 6, “Fair value measurement of assets and liabilities,” and Note 11, “Investment securities,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
We reported a net loss of $365.3 million for the 2010 third quarter and a net loss of $510.9 million for the first nine months of 2010. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued in conjunction with our participation in the CPP, the net loss available to common shareholders was $369.9 million, or $4.06 per common share, for the 2010 third quarter, and $524.5 million, or $6.09 per common share, for the first nine months of 2010.
In comparison, the net loss for the 2009 third quarter was $5.9 million, and the net loss available to common shareholders was $0.15 per common share, after adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock. Net income for the first nine months of 2009 was $6.8 million, and the net loss available to common shareholders was $0.10 per common share, after adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock.
The net losses for the third quarter and the first nine months of 2010 were caused by:
•	A significant increase in the provision for loan losses, as loan repayment problems escalated due to continued recessionary conditions, particularly in southern Delaware.
•	The establishment of an allowance against our deferred tax asset.
•	Lower net interest income, due to declining loan balances and higher nonperforming asset balances.
•	Mutual fund fee waivers, which reduced WAS revenue.
•	An increase in OREO write-downs and losses.
•	An increase in our reserve for unfunded loan commitments.
The effects of the difficult financial environment were offset partially by some positive developments:
•	Total CCS fee income increased for both the third quarter and the first nine months of 2010.
•	OTTI securities charges were lower than for the corresponding periods in 2009.
Weighted average shares outstanding rose by 22.0 million shares for 2010 third quarter and by 17.2 million shares for the first nine months of 2010, compared to the comparable 2009 periods, which decreased the net loss per common share. The issuance of 21.7 million shares on March 1, 2010 caused the increase in weighted average shares outstanding.
Weighted average common shares outstanding

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Common shares outstanding (diluted)	91,009	68,979	86,140	68,963

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
THE REGIONAL BANKING BUSINESS
The severity of the recession and lack of sustained economic recovery during 2010 continued to affect our Regional Banking business, particularly in southern Delaware. A combination of charge-offs and weak demand for new loans caused loan balances to decline throughout the portfolio.
Regional Banking operating net income for the third quarter and first nine months of 2010 was lower than for the corresponding 2009 periods, primarily because the provision for loan losses was higher and net interest income and noninterest expense were lower.
Regional Banking operating income

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Segment operating net (loss)/income	$(321.2)	$8.7	$(450.7)	$22.6
For more information about Regional Banking operating income, please read Note 15, “Segment reporting,” in this report.
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
LOANS
Loan charge-offs and weak demand for new loans, stemming from continued weakness in the regional economy, caused the decline in loan balances. Total loan balances declined $840.5 million, or 9%, during the first nine months of 2010. Approximately 79% of total loans outstanding at September 30, 2010, were floating rate loans.
Total loans outstanding

(dollars in millions)	At 9/30/10	At 12/31/09	% change
Commercial	$6,103.6	$6,685.7	(9)%
Retail [1]	2,023.1	2,281.5	(11)%

Total loans outstanding	$8,126.7	$8,967.2	(9)%

[1]	Includes consumer loans, residential mortgage loans, and loans secured with investments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The mix of loans by geographic market remained relatively unchanged, with the Delaware market accounting for 53% of total loans outstanding at September 30, 2010, compared to 54% at December 31, 2009. The composition of the loan portfolio by loan type also remained relatively unchanged.
Loan portfolio composition

	At 9/30/10	At 12/31/09
Commercial loans:
Commercial, financial, and agricultural	29%	29%
Commercial real estate — construction	21%	22%
Commercial mortgage — owner occupied	13%	12%
Commercial mortgage — non-owner occupied	12%	12%

Total commercial loans	75%	75%
Retail loans:
Residential mortgage	5%	5%
Consumer loans:
Home equity	7%	6%
Indirect	6%	7%
Credit card	1%	1%
Other consumer	1%	1%

Total consumer loans	15%	15%
Secured with investments	5%	5%

Total retail loans	25%	25%
Loans secured with investments are associated mainly with WAS clients. We do not consider changes in the balances of these loans to be indicative of trends in the Regional Banking business.
Commercial loans
Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees. At September 30, 2010:
•	Commercial loans made up approximately 75% of our total loan portfolio, the same as at year-end 2009.
•	Approximately 72% of commercial loan balances were for amounts of $10 million or less. On a percentage basis, the mix of loans by size was relatively unchanged from year-end.
•	Approximately 90% of total commercial loans outstanding were floating rate loans. For more information about the pricing characteristics of commercial loans, read the interest rate risk discussion in this report.
Decreases in loan balances occurred in all three categories of commercial loans, most notably in commercial, financial, and agricultural (CF&A) loans and commercial construction loans. The geographic distribution of loans remained similar to year-end 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial loan balances

(dollars in millions)	At 9/30/10	At 12/31/09	% change
Commercial, financial, and agricultural	$2,373.4	$2,627.0	(10)%
Commercial real estate — construction	1,681.6	1,956.4	(14)%
Commercial mortgage — owner occupied	1,069.3	1,095.3	(2)%
Commercial mortgage — non-owner occupied	979.3	1,007.0	(3)%

Total commercial loans	$6,103.6	$6,685.7	(9)%
Commercial loans by geographic market

	At 9/30/10		At 12/31/09
		As a % of total		As a % of total
(dollars in millions)	Amount	commercial loans	Amount	commercial loans
Delaware	$3,227.9	53%	$3,601.9	54%
Pennsylvania	$1,538.3	25%	$1,696.3	25%
Maryland	$659.1	11%	$684.2	10%
New Jersey	$498.7	8%	$509.7	8%
Other	$179.6	3%	$193.6	3%
Commercial, financial, and agricultural loans
Weak demand for new loans, caused by continued recessionary conditions, plus loan paydowns and $89.9 million of charge-offs, contributed to the decline in CF&A loan balances during the first nine months of 2010. Balances at September 30, 2010, were $253.6 million, or 10%, lower than at year-end 2009.
Commercial construction loans
Commercial construction loan balances decreased $274.8 million, or 14%, from year-end 2009, mainly due to $162.8 million of charge-offs. Also, during the first nine months of 2010, approximately $68.3 million of performing loans were transferred from the commercial construction portfolio to the commercial mortgage portfolio. Generally, when a commercial construction project is completed, we transfer the loan to the commercial mortgage portfolio. Paydowns and weak demand for new construction loans also contributed to the decrease.
The breakdown of commercial construction loans by project type shifted slightly from year-end 2009. The percentage of commercial construction loans for residential projects and retail and office projects decreased, mainly due to charge-offs and projects that were completed in the first nine months of 2010. As of September 30, 2010, the geographic breakdown of the commercial construction portfolio remained similar to year-end 2009.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial construction loans by project type

(dollars in millions)	At 9/30/10		At 12/31/09
Residential	$804.8	48%	$983.3	51%
Land development [1]	384.1	23%	434.9	22%
Retail and office	272.1	16%	344.0	18%
Owner-occupied	23.3	1%	28.0	1%
Multi-family	102.2	6%	81.2	4%
Other	95.1	6%	85.0	4%

Total commercial construction loans	$1,681.6		$1,956.4

[1]	Land development consists of raw land and improved land in various stages of development.
Commercial construction loans by geography

	At 9/30/10	At 12/31/09
Delaware	57%	59%
Pennsylvania	23%	23%
Maryland	7%	7%
New Jersey	11%	9%
Other	2%	2%
Commercial mortgage loans
Commercial mortgage loan balances decreased $53.7 million, or 3%, from year-end 2009, mainly due to $30.9 million of charge-offs, combined with paydowns and weak demand for new loans. These decreases were offset partially by the transfer of approximately $68.3 million of commercial construction projects from the commercial construction portfolio to the commercial mortgage portfolio during the first nine months of 2010. The composition of the commercial mortgage portfolio by project type and its geographic distribution at September 30, 2010, remained similar to year-end 2009.
Commercial mortgage loans by project type

(dollars in millions)	At 9/30/10		At 12/31/09
Owner-occupied	$1,069.3	52%	$1,095.3	52%
Retail	364.9	18%	368.3	18%
Industrial	113.3	5%	119.5	6%
Office	178.3	9%	156.7	7%
Residential/land	79.7	4%	90.2	4%
Hotel	83.9	4%	83.1	4%
Other	159.2	8%	189.2	9%

Total commercial mortgage loans	$2,048.6		$2,102.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Commercial mortgage loans by geography

	At 9/30/10	At 12/31/09
Delaware	56%	57%
Pennsylvania	22%	21%
Maryland	14%	14%
New Jersey	6%	6%
Other	2%	2%
Consumer loans
Consumer loan balances were $1.20 billion at September 30, 2010, a decline of $213.8 million from year-end 2009. Decreases occurred in all consumer loan categories, with the largest decline in the indirect lending category, where paydowns on indirect automobile loan balances exceeded new volume. In addition, $29.9 million of charge-offs contributed to the decline in total consumer loans. While consumer loan balances decreased, the mix of consumer loans by geographic market was unchanged from year-end 2009, with approximately 57% of consumer loans in the Delaware market.
Consumer loan portfolio

(dollars in millions)	At 9/30/10	At 12/31/09	% change
Indirect	$453.4	$613.4	(26)%
Home equity	552.8	568.6	(3)%
Credit card	63.5	66.4	(4)%
Other consumer	125.4	160.5	(22)%

Total consumer loans	$1,195.1	$1,408.9	(15)%
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
Residential mortgage loan balances were $415.7 million at September 30, 2010, a $15.3 million decrease from year-end 2009. These balances decreased because sales of residential mortgages and principal paydowns during the first nine months of 2010 offset newly originated mortgages that we chose to retain in our loan portfolio. We sold $117.4 million of fixed rate residential mortgages into the secondary market during the first nine months of 2010. We realized a gain of approximately $2.0 million on these sales, which we recorded in the “other noninterest income” line of our statement of income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Residential mortgage originations during 2010 were considerably lower than in 2009. Despite a continuing favorable interest rate environment, year-to-date demand for refinancing was lower than in 2009.
Residential mortgage originations

				2010 Q3	2009 Q3
(dollars in millions)	2010 Q3	2009 Q4	2009 Q3	YTD	YTD
Dollar amount of originations	$52.6	$60.1	$58.8	$140.2	$257.3
Number of loans originated	219	249	284	580	1,201
Percentage for home purchase	17%	27%	35%	30%	20%
Percentage for refinancing	83%	73%	65%	70%	80%
Percentage of fixed rate originations	91%	97%	96%	89%	98%
DEPOSITS
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Most of our core deposits come from clients in Delaware, where we focus our consumer banking activities. Changes in core deposit balances, on average, primarily reflect trends in the Regional Banking business.
•	Non-core deposits, which include national brokered CDs. Non-core deposits are not associated with client activity, and changes in their balances do not reflect Regional Banking business trends. We have used non-core deposits to augment core deposits to fund earning asset growth.
We discuss core deposits in this section. For more information about our use of national brokered CDs, read the liquidity, funding, and interest rate risk management discussions in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
At September 30, 2010, core deposit balances were $116.8 million lower than at year-end 2009, primarily because of a $101.3 million decrease in noninterest-bearing demand deposit balances. This decline resulted mainly from CCS client activity. It is not unusual for CCS client deposit levels to fluctuate significantly from period to period, as CCS clients commonly make short-term transactional deposits.
Regional Banking and WAS clients accounted for most of the decline in interest-bearing demand deposits.
Core deposits

(dollars in millions)	At 9/30/10	At 12/31/09	% change
Noninterest-bearing demand	$1,369.3	$1,470.6	(7)%
Savings	889.9	921.5	(3)%
Interest-bearing demand	3,648.3	3,590.7	2%
CDs < $100,000	991.0	1,000.6	(1)%
Local CDs ≥ $100,000	105.0	136.9	(23)%

Total core deposits	$7,003.5	$7,120.3	(2)%

Percent from Delaware clients	80%	77%
Percent from Pennsylvania clients	6%	7%
Percent from Maryland clients	11%	11%
Percent from New Jersey clients	1%	1%
Percent from clients in other markets	2%	4%
We generally consider average core deposit balances to be a better indicator of trends in the Regional Banking business than period-end balances. On average, core deposits were higher for the third quarter and first nine months of 2010, compared to the corresponding prior-year periods, mainly because average interest-bearing demand deposits increased. The primary reason for this increase was higher Regional Banking and WAS client balances. On average, noninterest-bearing demand deposit balances declined for the third quarter and first nine months of 2010, primarily due to a decline in average CCS client deposit balances. For more detail on average core deposit balances, read the quarterly analysis of net interest income that appears between the net interest margin and the noninterest income discussions in this report.
Select core deposit balances, on average

				2010 Q3	2009 Q3
(in millions)	2010 Q3	2009 Q4	2009 Q3	YTD	YTD
Noninterest-bearing demand	$912.7	$1,219.5	$1,310.6	$998.8	$1,150.5
Interest-bearing demand	$3,975.2	$3,440.6	$3,243.7	$3,933.7	$3,072.0
Total core deposits	$6,894.7	$6,741.2	$6,699.1	$6,964.6	$6,405.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
NET INTEREST INCOME
Interest income for both the third quarter and the first nine months of 2010 was lower than for the corresponding periods in 2009, mainly because weak loan demand, maturities of investment securities, loan charge-offs, and OTTI impairment charges reduced average loan and investment securities balances. Interest income also decreased because nonaccruing loan balances increased.
The effects of these declines were mitigated partially by decreases in the cost of funds used to support earning assets, which fell primarily because the average rates paid on deposits were lower. Interest expense for the first nine months of 2010 also declined because average national brokered certificates and short-term borrowing balances were lower. We were able to reduce these borrowings, in part, because capital from our March 2010 equity offering reduced our overall need for these types of funding.
Net interest income

(dollars in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Interest income	$90.0	$106.3	$283.8	$334.7
Interest expense	22.3	26.3	66.6	94.5

Net interest income	$67.7	$80.0	$217.2	$240.2

Percent generated by Regional Banking	92%	93%	92%	93%
Most of our net interest income comes from the Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services. For more information about the allocation of net interest income among the three businesses, read Note 15, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NET INTEREST MARGIN

Net interest margin	2010 Q3	2010 Q2	2010 Q1	2009 Q4	2009 Q3	2009 Q2
Quarterly margin	2.78%	3.15%	3.03%	3.12%	3.19%	3.14%
The net interest margin decreased by 37 basis points for the 2010 third quarter, and by 7 basis points for the first nine months of 2010, compared to the corresponding periods in 2009. These decreases were caused primarily by higher levels of nonaccruing loans.

Net interest margin	9/30/10	9/30/09
Year-to-date margin	2.99%	3.06%
Other factors that influenced the net interest margin for both the third quarter and the first nine months of 2010, compared to the corresponding periods in 2009, were:
•	Higher balances in interest-bearing deposits in other banks, which yield a lower rate of interest than most other earning assets.
•	Lower investment security yields.
•	The institution of interest rate floors on most new and renewing loans, a practice that we initiated during the 2009 first quarter.
More information about changes in our earning asset yields and cost of funds appears in this report in the analysis of net interest income, the analysis of changes in interest income and expense due to volume and rate, and the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME
(dollar amounts in millions; rates on a tax-equivalent basis)

	2010 third quarter			2009 third quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Earning assets:

Interest-bearing deposits in other banks	$579.5	$0.4	0.25%	$204.9	$0.2	0.27%
Federal funds sold and securities purchased under agreements to resell	9.7	—	0.24	13.8	—	0.14

Total short-term investments	589.2	0.4	0.25	218.7	0.2	0.26

U.S. Treasury securities	180.6	0.1	0.29	18.4	—	1.04
Government agency securities	256.6	0.9	1.45	167.6	1.4	3.25
Obligations of state and political subdivisions [1]	5.2	0.1	8.66	6.0	0.1	8.67
Preferred stock [1]	16.0	0.4	8.55	20.6	0.5	8.94
Mortgage-backed securities	194.8	2.1	4.28	275.7	3.0	4.32
Other securities [1]	127.8	2.1	6.45	192.5	2.5	5.05

Total investment securities	781.0	5.7	2.90	680.8	7.5	4.35

FHLB and FRB stock, at cost	32.4	—	0.05	26.7	—	0.12

Commercial, financial, and agricultural loans	2,438.7	24.0	3.91	2,687.7	28.8	4.26
Real estate — construction loans	1,745.5	14.5	3.28	1,959.5	17.2	3.49
Commercial mortgage loans	2,064.5	21.3	4.10	2,038.7	22.4	4.35

Total commercial loans	6,248.7	59.8	3.80	6,685.9	68.4	4.06

Residential mortgage loans	417.3	5.0	4.72	431.9	5.9	5.45
Consumer loans	1,221.4	16.6	5.39	1,525.1	21.7	5.64
Loans secured with investments	420.6	2.9	2.78	436.7	3.1	2.79

Total retail loans	2,059.3	24.5	4.72	2,393.7	30.7	5.09

Total loans [1,2]	8,308.0	84.3	4.03	9,079.6	99.1	4.33

Total earning assets at historical cost	$9,710.6	$90.4	3.69%	$10,005.8	$106.8	4.23%

Fair value adjustment on investment securities available for sale	(3.1)			(26.9)

Total earning assets	$9,707.5			$9,978.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME (CONTINUED)
(dollar amounts in millions; rates on a tax-equivalent basis)

	2010 third quarter			2009 third quarter
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Funds supporting earning assets:

Savings deposits	$906.1	$1.9	0.85%	$911.7	$2.8	1.20%
Interest-bearing demand deposits	3,975.2	2.7	0.26	3,243.7	3.0	0.37
Certificates under $100,000	989.9	5.4	2.16	1,063.9	7.2	2.71
Local certificates $100,000 and over	110.8	0.6	2.10	169.2	1.0	2.25

Total core interest-bearing deposits	5,982.0	10.6	0.70	5,388.5	14.0	1.03
National brokered certificates	1,200.6	3.1	1.04	959.8	3.3	1.34

Total interest-bearing deposits	7,182.6	13.7	0.76	6,348.3	17.3	1.08

Federal funds purchased and securities sold under agreements to repurchase	202.0	0.1	0.22	1,123.4	0.6	0.23
U.S. Treasury demand deposits	—	—	—	—	—	—
Line of credit and other debt	28.9	0.5	6.49	1.1	—	3.39

Total short-term borrowings	230.9	0.6	1.00	1,124.5	0.6	0.24

Long-term debt	489.9	8.0	6.49	470.1	8.4	7.06

Total interest-bearing liabilities	7,903.4	22.3	1.12	7,942.9	26.3	1.31

Other noninterest funds	1,807.2	—	—	2,062.9	—	—

Total funds used to support earning assets	$9,710.6	$22.3	0.91%	$10,005.8	$26.3	1.04%

Net interest income/margin [3]		68.1	2.78%		80.5	3.19%

Tax-equivalent adjustment [1]		(0.4)			(0.5)

Net interest income		$67.7			$80.0

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note:	Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME
(dollar amounts in millions; rates on a tax-equivalent basis)

	Year-to-date 2010			Year-to-date 2009
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Earning assets:

Interest-bearing deposits in other banks	$375.5	$0.7	0.23%	$213.6	$0.5	0.32%
Federal funds sold and securities purchased under agreements to resell	15.0	—	0.16	19.9	0.1	0.71

Total short-term investments	390.5	0.7	0.23	233.5	0.6	0.35

U.S. Treasury securities	215.8	0.4	0.25	41.6	0.3	0.92
Government agency securities	199.5	2.1	1.42	272.1	7.0	3.47
Obligations of state and political subdivisions [1]	5.3	0.3	8.78	6.4	0.4	8.77
Preferred stock [1]	19.0	1.3	8.88	20.5	1.4	9.08
Mortgage-backed securities	214.1	6.9	4.31	387.6	12.9	4.46
Other securities [1]	134.3	6.3	6.23	230.8	7.9	4.57

Total investment securities	788.0	17.3	2.93	959.0	29.9	4.18

FHLB and FRB stock, at cost	28.7	0.2	0.90	24.2	0.3	1.50

Commercial, financial, and agricultural loans	2,506.8	76.9	4.10	2,768.3	88.5	4.28
Real estate — construction loans	1,831.5	47.0	3.43	1,961.2	52.5	3.58
Commercial mortgage loans	2,100.6	65.2	4.15	1,979.7	65.1	4.39

Total commercial loans	6,438.9	189.1	3.93	6,709.2	206.1	4.11

Residential mortgage loans	423.1	15.8	5.00	523.6	22.0	5.61
Consumer loans	1,290.0	52.9	5.49	1,604.9	67.8	5.65
Loans secured with investments	423.9	9.0	2.84	492.2	9.4	2.55

Total retail loans	2,137.0	77.7	4.86	2,620.7	99.2	5.06

Total loans [1,2]	8,575.9	266.8	4.16	9,329.9	305.3	4.38

Total earning assets at historical cost	$9,783.1	$285.0	3.90%	$10,546.6	$336.1	4.26%

Fair value adjustment on investment securities available for sale	(7.0)			(46.1)

Total earning assets	$9,776.1			$10,500.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME (CONTINUED)
(dollar amounts in millions; rates on a tax-equivalent basis)

	Year-to-date 2010			Year-to-date 2009
	Average	Income/	Average	Average	Income/	Average
	balance	expense	rate	balance	expense	rate
Funds supporting earning assets:

Savings deposits	$915.1	$5.9	0.87%	$904.7	$9.2	1.37%
Interest-bearing demand deposits	3,933.7	8.2	0.28	3,072.0	8.9	0.39
Certificates under $100,000	995.7	16.6	2.23	1,092.4	23.8	2.91
Local certificates $100,000 and over	121.3	1.9	2.06	186.2	3.6	2.59

Total core interest-bearing deposits	5,965.8	32.6	0.73	5,255.3	45.5	1.16
National brokered certificates	1,146.6	8.3	0.97	1,372.2	20.9	2.03

Total interest-bearing deposits	7,112.4	40.9	0.77	6,627.5	66.4	1.34

Federal funds purchased and securities sold under agreements to repurchase	302.3	0.5	0.22	1,494.9	2.9	0.27
U.S. Treasury demand deposits	—	—	—	5.0	—	—
Line of credit and other debt	29.0	1.4	6.56	2.2	0.1	4.43

Total short-term borrowings	331.3	1.9	0.77	1,502.1	3.0	0.27

Long-term debt	459.1	23.8	6.93	469.6	25.1	7.14

Total interest-bearing liabilities	7,902.8	66.6	1.13	8,599.2	94.5	1.47

Other noninterest funds	1,880.3	—	—	1,947.4	—	—

Total funds used to support earning assets	$9,783.1	$66.6	0.91%	$10,546.6	$94.5	1.20%

Net interest income/margin [3]		218.4	2.99%		241.6	3.06%

Tax-equivalent adjustment [1]		(1.2)			(1.4)

Net interest income		$217.2			$240.2

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note:	Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2010 vs. 2009			2010 vs. 2009
	Increase/(decrease) due to changes in			Increase/(decrease) due to changes in
(in millions)	Volume [2]	Rate [3]	Total	Volume [2]	Rate [3]	Total
Interest income:
Interest-bearing deposits in other banks	$0.3	$(0.1)	$0.2	$0.4	$(0.2)	$0.2
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	(0.1)	(0.1)

Total short-term investments	0.3	(0.1)	0.2	0.4	(0.3)	0.1

U.S. Treasury securities	0.4	(0.3)	0.1	1.2	(1.1)	0.1
Government agency securities	0.7	(1.2)	(0.5)	(1.9)	(3.0)	(4.9)
Obligations of state and political subdivisions [1]	—	—	—	(0.1)	—	(0.1)
Preferred stock [1]	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Mortgage-backed securities	(0.9)	—	(0.9)	(5.8)	(0.2)	(6.0)
Other securities [1]	(0.8)	0.4	(0.4)	(3.3)	1.7	(1.6)

Total investment securities	(0.7)	(1.1)	(1.8)	(10.0)	(2.6)	(12.6)

FHLB and FRB stock, at cost	—	—	—	0.1	(0.2)	(0.1)
Commercial, financial, and agricultural loans	(2.7)	(2.1)	(4.8)	(8.4)	(3.2)	(11.6)
Real estate — construction loans	(1.9)	(0.8)	(2.7)	(3.5)	(2.0)	(5.5)
Commercial mortgage loans	0.3	(1.4)	(1.1)	4.0	(3.9)	0.1

Total commercial loans	(4.3)	(4.3)	(8.6)	(7.9)	(9.1)	(17.0)
Residential mortgage loans	(0.2)	(0.7)	(0.9)	(4.2)	(2.0)	(6.2)
Consumer loans	(4.3)	(0.8)	(5.1)	(13.3)	(1.6)	(14.9)
Loans secured with investments	(0.1)	(0.1)	(0.2)	(1.3)	0.9	(0.4)

Total retail loans	(4.6)	(1.6)	(6.2)	(18.8)	(2.7)	(21.5)

Total loans net of unearned income	(8.9)	(5.9)	(14.8)	(26.7)	(11.8)	(38.5)

Total interest income	$(9.3)	$(7.1)	$(16.4)	$(36.2)	$(14.9)	$(51.1)

Interest expense:
Savings deposits	$—	$(0.9)	$(0.9)	$0.1	$(3.4)	$(3.3)
Interest-bearing demand deposits	0.7	(1.0)	(0.3)	2.5	(3.2)	(0.7)
Certificates under $100,000	(0.5)	(1.3)	(1.8)	(2.1)	(5.1)	(7.2)
Local certificates $100,000 and over	(0.3)	(0.1)	(0.4)	(1.3)	(0.4)	(1.7)

Total core interest-bearing deposits	(0.1)	(3.3)	(3.4)	(0.8)	(12.1)	(12.9)
National brokered certificates	0.8	(1.0)	(0.2)	(3.4)	(9.2)	(12.6)

Total interest-bearing deposits	0.7	(4.3)	(3.6)	(4.2)	(21.3)	(25.5)
Federal funds purchased and securities sold under agreements to repurchase	(0.5)	—	(0.5)	(2.4)	—	(2.4)
Line of credit and other debt	0.2	0.3	0.5	0.9	0.4	1.3

Total short-term borrowings	(0.3)	0.3	—	(1.5)	0.4	(1.1)
Long-term debt	0.4	(0.8)	(0.4)	(0.6)	(0.7)	(1.3)

Total interest expense	0.8	(4.8)	(4.0)	(6.3)	(21.6)	(27.9)
Change in net interest income	$(10.1)	$(2.3)	$(12.4)	$(29.9)	$6.7	$(23.2)

[1]	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST INCOME
Noninterest income was $33.5 million higher for the 2010 third quarter and $31.6 million higher for the first nine months of 2010, than for the corresponding 2009 periods, mainly because OTTI securities charges were lower.
Effect on noninterest income from other-than-temporary impairment charges

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Other-than-temporary impairment charges	$4.4	$38.1	$30.2	$66.0
Other factors that affected noninterest income included:
•	Higher CCS revenue and lower WAS revenue during the third quarter and the first nine months of 2010, compared to the corresponding 2009 periods.
•	Securities gains of $3.4 million for the 2010 third quarter and $3.8 million for the first nine months of 2010. These gains resulted mainly from $19.7 million of sales and calls of preferred stock. In comparison, securities gains were $1.5 million in the 2009 third quarter and $13.6 million for the first nine months of 2009 and resulted mainly from the sale of mortgage-backed securities during 2009.
Noninterest income continued to increase as a percentage of total revenue. CCS and WAS advisory fees continued to account for the majority of our noninterest income.
Noninterest income

(dollars in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Noninterest income [1]	$103.6	$105.7	$319.4	$313.8
Noninterest income [1] as a percentage of total revenue [2]	60%	57%	60%	57%

[1]	Excluding securities gains/losses

[2]	Total revenue is the combination of net interest income (before the provision for loan losses) and total noninterest income (excluding securities gains/losses).
As a result of recent changes in the Federal Reserve’s Regulation E, which requires consumer clients to consent before banks may charge overdraft fees on ATM and one-time debit card transactions that overdraw accounts, we expect our overdraft charges, included in the “Service charges on deposit accounts” line of our statements of income, to be lower beginning in the 2010 fourth quarter. The amount of this decrease will be based largely on how many clients consent to the fees. Based on current client consent information, we estimate that service charges on deposit accounts will be $1.5 million to $2.0 million lower on an annualized basis.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 21, 2010, and includes the Durbin amendment, which allows the Federal Reserve to set a maximum rate that banks may charge for electronic debit card transactions. Under this law, the Federal Reserve has nine months to adopt rules that will set the maximum rate, and the rules are to become effective in July 2011. As a result, we expect our interchange fee income to decrease. Our debit card interchange income was $2.9 million for the 2010 third quarter and was $8.5 million for the first nine months of 2010.
THE CORPORATE CLIENT SERVICES BUSINESS
We report three components of Corporate Client Services revenue:
•	Global corporate trust services revenue. Fees for these services are based primarily on the complexity and duration of the services we provide. Some of these fees may be extraordinary or one-time in nature.
•	Retirement services revenue. A portion of this revenue is based on the market valuations of retirement plan assets and collective funds for which we are trustee. The remainder is based on the level of service we provide.
•	Investment and cash management services revenue. This revenue is based primarily on money market fund balances and the market valuations of investment-grade fixed income instruments.
For more information about the CCS business, read the CCS discussion in our 2009 Annual Report on Form 10-K.
CCS in the third quarter and the first nine months of 2010
Total CCS revenue was 10% higher for the 2010 third quarter and 18% higher for the first nine months of 2010 than for the corresponding periods in 2009. Growth in global corporate trust services, retirement services, and investment/cash management services revenue all contributed to the increase in total year-to-date CCS revenue, while higher retirement services revenue caused the increase for the 2010 third quarter from the year-ago third quarter.
Corporate Client Services revenue

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Global corporate trust services	$23.5	$23.5	$71.7	$64.0
Retirement services	20.9	16.7	63.9	49.4
Investment/cash management services	3.9	3.8	12.0	11.6

Total Corporate Client Services revenue	$48.3	$44.0	$147.6	$125.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
During 2010, global corporate trust services revenue continued to benefit from strong demand for successor loan agency services, default and bankruptcy administration services, and services that support corporate debt issuances. CCS is providing successor trustee services, serving on the creditors’ committee, and/or providing other services for most of the largest U.S. bankruptcies filed in recent years, including Lehman Brothers, General Motors, LyondellBasel Industries, General Growth Properties, Capmark Financial Group, Citidel Broadcasting Corporation, Blockbuster Inc., and others.
Retirement services revenue was 25% higher for the 2010 third quarter and 29% higher for the first nine months of 2010 than for the corresponding periods in 2009, reflecting new business, additional plan contributions, and the effects of improved market values of retirement plan assets under management. Much of the new business development was in collective investment fund services and services that support defined contribution plans. Partially offsetting the increase in retirement services revenue was a corresponding increase in retirement services subadvisor expense, which we discuss in the noninterest expense section of this report. Retirement services subadvisor expense was $10.3 million for the 2010 third quarter and $30.7 million for the first nine months of 2010, compared to $7.6 million for the 2009 third quarter and $21.3 million for the first nine months of 2009.
CCS institutional investment and cash management revenue was $3.9 million for the 2010 third quarter and $12.0 million for the first nine months of 2010, compared to $3.8 million and $11.6 million, respectively, for the corresponding periods in 2009. Approximately $700,000 of the 2010 year-to-date revenue was a one-time fee realized in the 2010 second quarter that we do not expect to recur.
At September 30, 2010, CCS assets under management were $17.4 billion, compared to $13.0 billion at September 30, 2009. Retirement services assets accounted for the majority of this increase. For more information about this, read the assets under management and administration discussion in this report.
CCS profitability was higher for the first nine months of 2010 than for the corresponding period in 2009, primarily because revenue was higher.
Corporate client services operating income

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Segment operating net income	$6.2	$6.3	$18.8	$15.4
For more information about CCS operating net income, please read Note 15, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
WAS in the third quarter and the first nine months of 2010
Total WAS revenue was lower for the 2010 third quarter and for the first nine months of 2010 than for the corresponding periods in 2009. This was mainly due to decreases in mutual fund and planning and other services revenue.
Wealth Advisory Services revenue

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Trust and investment advisory revenue	$32.2	$33.4	$99.8	$96.0
Mutual fund revenue	1.2	2.4	3.3	15.1
Planning and other services revenue	6.0	10.0	21.4	31.2

Total Wealth Advisory Services revenue	$39.4	$45.8	$124.5	$142.3

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Trust and investment advisory revenue was lower for the 2010 third quarter, than for the 2009 third quarter, mainly because revenue from new business and improved market values of client assets under management were offset by lost business. For the first nine months of 2010, higher revenue was due mainly to new business and improved market values of client assets under management. These increases were offset partially by the lost business. Trust and investment advisory revenue declined 4% for the 2010 third quarter and increased 4% for the first nine months of 2010, compared to the corresponding prior year periods.
Mutual fund revenue declined significantly for both the 2010 third quarter and the first nine months of 2010 from the corresponding periods in 2009. These decreases were due mainly to mutual fund fee waivers. In order to maximize returns for our clients, we began waiving fees on money market mutual funds in 2009, as low market interest rates caused yields to reach historic lows. These waivers reduced WAS mutual fund revenue by $4.6 million for the 2010 third quarter and $13.0 million for the first nine months of 2010. Waivers reduced revenue by $4.0 million for the 2009 third quarter and $6.3 million for the first nine months of 2009. We do not expect to begin reinstating these fees until the yields on money market mutual funds improve, which we estimate will require an increase of at least 50 basis points in short-term market interest rates. Decreases in mutual fund balances also contributed to the decline in mutual fund revenue.
Planning and other services revenue for the third quarter and the first nine months of 2010 was lower than for the comparable year-ago periods, mainly because revenue from business management firm Grant Tani Barash & Altman (GTBA) was lower. Revenue from GTBA declined because we sold 80% of our ownership interests in GTBA to its principals on February 16, 2010. As part of this transaction, future profit distributions to us were limited by the agreement. In 2009, revenue from GTBA was approximately $3.4 million per quarter.
WAS profitability was lower for both the third quarter and first nine months of 2009 than for the corresponding periods in 2009, primarily because the portion of the provision for loan losses attributed to WAS increased.
Wealth advisory services operating income

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Segment operating net (loss)/income	$(38.6)	$1.5	$(52.7)	$7.3
For more information about WAS operating net income, please read Note 15, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
Client assets at Wilmington Trust 1

(in billions)	At 9/30/10	At 12/31/09	At 9/30/09
WAS assets under management	$26.5	$27.0	$26.7
CCS assets under management	17.4	15.1	13.0

Total Wilmington Trust assets under management	$43.9	$42.1	$39.7

WAS assets under administration	$24.9	$24.8	$16.6
CCS assets under administration	80.9	81.7	84.5

Total Wilmington Trust assets under administration	$105.8	$106.5	$101.1

Combined AUM and AUA at Wilmington Trust	$149.7	$148.6	$140.8

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.
WAS AUM at September 30, 2010, reflect a $0.5 billion reduction in WAS assets during the 2010 first quarter for assets that were previously reflected within the WAS AUM and are now reflected in the CCS AUM. Excluding this reclassification, WAS AUM increased nominally from September 30, 2009 and were relatively flat from year-end. During 2010, improved market value of WAS AUM and new business were offset by lost business.
Excluding the $0.5 billion of CCS AUM that formerly were included in WAS AUM, CCS AUM were higher than year-end and September 30, 2009 balances. The increases were from new business as well as improved market values of managed client assets.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Routine fluctuations in CCS client accounts can cause increases and decreases in AUM. Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
Investment mix trends generally reflected increases and decreases in the market valuation of AUM, particularly equity securities, which tend to be more volatile than other types of investment categories.

Investment mix of Wilmington Trust AUM [1]	At 9/30/10	At 12/31/09	At 9/30/09
Equities	36%	40%	37%
Fixed income	34%	34%	34%
Cash and cash equivalents	21%	15%	18%
Other assets	9%	11%	11%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York.
•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis.
Affiliate money manager revenue

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Total revenue from affiliate money managers (net of expenses)	$4.8	$4.7	$14.0	$11.3
The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. We do not consolidate CRM or RCM in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. For more information about CRM and RCM, read the rest of this affiliate money managers discussion in this report, Note 15, “Segment reporting,” in this report, and Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cramer Rosenthal McGlynn
Revenue from CRM for the 2010 third quarter was lower than for the 2009 third quarter because performance fees on real estate hedge funds were lower. Revenue for the first nine months of 2010 was higher than for the first nine months of 2009 because CRM AUM increased.
Revenue from CRM

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Revenue (net of expenses)	$4.8	$5.3	$13.7	$13.3
Changes in ownership position and CRM AUM

(dollars in billions)	At 9/30/10	At 12/31/09	At 9/30/09
CRM assets under management	$12.7	$11.9	$11.0
Wilmington Trust’s ownership position	79.82%	79.75%	79.75%
Roxbury Capital Management
RCM revenue for the third quarter and the first nine months of 2010 was higher than for corresponding periods in 2009 because of a reduced cost structure initiative that was implemented during the second half of 2009.
Revenue from RCM

(in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Revenue (net of expenses)	$—	$(0.6)	$0.3	$(2.0)
Changes in ownership position and RCM AUM

(dollars in billions)	At 9/30/10	At 12/31/09	At 9/30/09
RCM assets under management	$1.8	$1.7	$1.5
Wilmington Trust’s ownership position:
Ownership of preferred profits	30%	30%	30%
Ownership of common interests	41.23%	41.23%	41.23%
Ownership of Class B interests	67%	67%	67%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST EXPENSE
Noninterest expense for the 2010 third quarter was $153.4 million, an increase of $26.4 million from the 2009 third quarter. For the first nine months of 2010, noninterest expense increased $57.1 million to $439.1 million. These increases were largely due to the expenses for the reserve for unfunded lending commitments and OREO write-downs and losses.
The expense for the reserve for unfunded loan commitments was $11.7 million for the 2010 third quarter and $25.0 million for the first nine months of 2010, compared to $1.7 million and $160,000 of expense, respectively, for the corresponding periods in 2009. These amounts are included in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income. We base the reserve for unfunded loan commitments, specifically letters of credit, on assumptions about the probability of draws on such commitments, risk ratings, and the estimated losses if such commitments are drawn. The increase in the balance at September 30, 2010, from December 31, 2009, reflected changes in risk ratings and loss assumptions that are consistent with changes in the loan portfolio. The reserve for unfunded loan commitments was $32.5 million at September 30, 2010, compared to $7.4 million at December 31, 2009, and is included in the “Other liabilities” line of our balance sheet. For more information about unfunded loan commitments, read Note 13,“Commitments and Contingencies,” in our 2009 Annual Report on Form 10-K.
OREO write-downs and losses were $9.3 million for the third quarter and $14.5 million for the first nine months of 2010, compared to $764,000 and $983,000 of expense, respectively, for the corresponding periods in 2009. OREO write-downs and losses are included in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income and include losses on the disposition of OREO properties and write-downs of properties held as OREO. The primary reason for the increase in this expense was the continued deterioration of appraisal values throughout 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Staffing-related costs continued to comprise the largest concentration of our total noninterest expense. Total staffing-related expense for the 2010 third quarter decreased marginally from the year-ago third quarter, while the year-to-date staffing-related expense increased $5.4 million, or 3%, from the first nine months of 2009. Total staffing-related expense for both the 2010 third quarter and the 2010 year-to-date periods reflected a $2.0 million expense reversal related to the cancellation of restricted stock and stock options. Excluding this expense reversal, total staffing-related expense increased for both the 2010 third quarter and for the first nine months of 2010, compared to the corresponding periods in 2009. Changes in staffing-related expenses were due to:
•	A $1.6 million increase in overall salaries and wages, mainly because we added risk management and credit staff.
•	$1.8 million of incentive and bonus expense that was recorded in the 2010 second quarter for cash and restricted stock granted as part of our new CEO’s compensation package.
•	A $2.0 million accrual, realized in the 2010 second quarter, for staff retention incentives. The retention incentives are part of our overall strategy to attract and retain staff members amid highly competitive employment market conditions.
The comparative increase in total staffing-related expense for the first nine months of 2010 also was due to an unusually low incentive and bonus expense in the 2009 first quarter. Staffing-related expense for the first nine months of 2009 reflected downward adjustments that were made to align amounts accrued in 2008 with payments actually made in 2009.
Staffing-related expense

(dollars in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Total staffing-related expenses	$72.8	$73.0	$219.8	$214.4

Staffing-related expense as a percentage of total noninterest expense	47%	57%	50%	56%
We had 2,796 full-time-equivalent staff members at September 30, 2010. This was 106 fewer than at September 30, 2009. Much of this decline was associated with our reduced ownership position in GTBA. Prior to this change, GTBA’s revenue and expenses were consolidated in Wilmington Trust’s financial statements, and GTBA staff members were Wilmington Trust staff members. Because we reduced our ownership position in GTBA on February 16, 2010, midway through the 2010 first quarter, the associated decline in expenses was not reflected fully until the 2010 second quarter. GTBA’s operations accounted for approximately $3.0 million of noninterest expense per quarter in 2009. For more information about GTBA, please read Note 2, “Accounting and reporting policies,” in this report.
Other factors also contributed to the changes in noninterest expense:
•	Higher retirement services subadvisor expense for both the third quarter and first nine months of 2010. These increases were a direct result of new business in the CCS retirement services business line. Retirement services subadvisor expense was $10.3 million for the third quarter and $30.7 million for the first nine months of 2010, compared to $7.6 million and $21.3 million, respectively, for the corresponding periods in 2009. We discuss the increase in CCS retirement services revenue in the CCS business discussion.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	Higher insurance expense for the 2010 third quarter. Although insurance expense for the first nine months of 2010 was relatively flat when compared to the first nine months of 2009, insurance expense for the first nine months of 2009 included a special insurance premium assessment that the Federal Deposit Insurance Corporation (FDIC) levied on all banks in the 2009 second quarter. This special assessment added $5.3 million to insurance expense for the first nine months of 2009. Our FDIC insurance expense was $5.3 million for the 2010 third quarter and $17.3 million for the first nine months of 2010, compared to $4.6 million and $12.1 million, respectively, for the corresponding periods in 2009, excluding the $5.3 million special assessment. These increases reflected growth in average core deposit balances between the two periods, as well as an industry-wide premium increase and a revision to the methodology the FDIC uses to calculate premiums, which became effective in 2009.
•	Higher servicing and consulting expense for both the third quarter and the first nine months of 2010. These increases were due to our use of outside consultants for credit, risk, tax, loan, and human resource services.
•	$2.8 million expense recorded during the 2009 first quarter that stemmed from an error during a systems conversion.
INCOME TAXES
Continued net loss and uncertainty about how credit quality problems might affect the company’s financial performance in the future, led us to conclude that a portion of our deferred tax asset would not be realizable. We established a $189.5 million valuation allowance against our deferred tax asset at September 30, 2010, which caused income tax expense to increase in the 2010 third quarter and for the first nine months of 2010.
Income taxes and tax rate

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in millions)	2010	2009	2010	2009
Pre-tax loss (less non-controlling interest)	$(264.6)	$(16.7)	$(493.9)	$(3.0)
Income tax expense/(benefit)	$100.7	$(10.8)	$17.0	$(9.8)
Effective tax rate	(38.1)%	64.7%	(3.4)%	326.7%
Excluding the effect of the valuation allowance, our effective tax rate for the 2010 third quarter would have been 33.6% and the effective tax rate for the first nine months of 2010 would have been 35.0%.
For more information about this, read Note 14, “Income taxes,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CAPITAL RESOURCES
We manage capital to meet or exceed appropriate standards of financial safety and soundness, comply with existing and impending regulatory requirements, and provide for future growth. We review our capital position and make adjustments as needed to ensure we can achieve these objectives. Our wholly-owned bank subsidiaries are the main users of our capital, and they are subject to regulatory capital requirements. The CCS and WAS businesses are not as capital-intensive. Neither CCS nor WAS is subject to regulatory capital requirements, although some of our trust agreements specify certain capital requirements.
Our capital levels at September 30, 2010 were lower than the levels at December 31, 2009 because of the continued economic pressures we experienced during the first nine months of 2010. These pressures resulted in an increase in the provision for loan losses, additional investment securities impairment charges, and a deferred tax asset valuation allowance, all of which resulted in a net loss and, therefore, caused our retained earnings to decline. With no significant economic or real estate recovery on the horizon in our markets, we have little assurance our loan portfolio will strengthen significantly in the near term, or that our capital position will not erode further. Accordingly, after carefully studying our strategic alternatives, our board of directors determined that the best option for our shareholders, as well as our clients and the staff members of Wilmington Trust, was a merger with M&T. On November 1, 2010, we announced that we have signed a definitive merger agreement with M&T. The merger is subject to approval by our shareholders and regulatory approvals. With a history of superior earnings and credit performance across economic cycles, M&T is one of the strongest financial institutions in the country and a strong and stable partner for us. For additional information about the proposed merger, read, Note 1, “Recent events,” in this report.
Capital

	9 months ended	Year ended	9 months ended
(dollars in millions)	9/30/10	12/31/09	9/30/09
Common stockholders’ equity (period end)	$744.3	$983.4	$991.6
Common stockholders’ equity (on average)	$1,150.8	$1,009.0	$1,009.4
(Loss)/return on average common stockholders’ equity (annualized)	(59.36)%	(0.44)%	0.90%
(Loss)/return on average assets (annualized)	(6.39)%	(0.04)%	0.08%
Decreases in the return on average common stockholders’ equity and the return on average assets for the first nine months of 2009 reflected the net loss that we experienced during the first nine months of 2010.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
During 2010, our equity benefited from an underwritten public offering of 21,706,250 shares of common stock, which we completed in the 2010 first quarter. The offering priced at $13.25 per share, raised $274.0 million, net of $13.7 million of underwriting discounts and commissions, and qualified as both tangible common equity and regulatory Tier 1 capital. We used the proceeds for general corporate purposes. Since the offering, we have contributed $400 million of capital to our wholly-owned bank subsidiaries.
Under the direction of our regulators, our Board of Directors did not declare a dividend on our common stock for the 2010 third quarter.
Our capital at September 30, 2010, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the CPP in December 2008. We are required to pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter, as long as this stock is outstanding. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings. Under the terms of our merger agreement with M&T, the Series A preferred stock will be converted in the merger into preferred stock of M&T with substantially the same rights, powers and preferences, and M&T will assume all of our obligations relating to the Series A preferred stock. In addition, the warrant we issued to the U.S. Department of the Treasury in connection with the issuance of the Series A preferred stock will be converted automatically in the merger into a warrant to purchase M&T common stock, subject to appropriate adjustments.
For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we are accreting over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. The accretion of the discount was $0.4 million for the 2010 and 2009 third quarters, $1.3 million for the first nine months of 2010, and $1.4 million for the first nine months of 2009. For more information about this, read Note 5, “Earnings per share,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital ratios
At September 30, 2010, all of our capital ratios were lower than at December 31, 2009 because our net loss for the first nine months of 2010 caused our capital to decrease. All of our regulatory capital ratios at September 30, 2010, continued to exceed the minimums required by the Federal Reserve for banks to be considered well-capitalized. However, the “well-capitalized” minimum thresholds presented below are subject to change by our regulators, based on their view of our financial condition and circumstances. Further declines in these ratios could result in formal regulatory actions which could compromise our businesses. For more information about these guidelines, read the capital resources discussion and Note 16, “Capital,” in our 2009 Annual Report on Form 10-K.

	At	At	At	Minimum to be
Regulatory capital ratios	9/30/10	12/31/09	9/30/09	well-capitalized
Total risk-based capital	13.69%	14.31%	14.40%	10%
Tier 1 risk-based capital	9.15%	9.86%	9.95%	6%
Tier 1 leverage capital	8.19%	10.10%	10.21%	5%

	At 9/30/10		At 12/31/09
		Minimum to		Minimum to
Amounts of regulatory capital		be well-		be well-
(dollars in millions)	WL capital	capitalized	WL capital	capitalized
Total risk-based capital	$1,269.1	$927.4	$1,568.8	$1,095.9
Tier 1 risk-based capital	$848.7	$556.4	$1,080.1	$657.6
Tier 1 leverage capital	$848.7	$517.9	$1,080.1	$534.5
Two of the tools we use to measure the adequacy of our capital are the tangible common equity-to-assets (TCE) ratio and the Tier 1 common equity ratio. These ratios declined from December 31, 2009 because our net loss for the first nine months of 2010 caused our equity to decrease.
Tangible common equity

	At	At
(dollars in millions)	9/30/10	12/31/09
Total equity	$1,068.9	$1,307.1
Less:
Preferred stock	324.6	323.3
Noncontrolling interest	—	0.4
Goodwill	362.1	363.2
Other intangible assets	30.8	40.2

Tangible common equity	$351.4	$580.0

Total assets	$10,401.3	$11,097.1
Less:
Goodwill	362.1	363.2
Other intangible assets	30.8	40.2

Tangible assets	$10,008.4	$10,693.7

TCE ratio	3.51%	5.42%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Tier 1 common equity

	At	At
(dollars in millions)	9/30/10	12/31/09
Tier 1 capital	$848.7	$1,080.1
Less:
Noncontrolling interest	—	0.4
Preferred stock	324.6	323.3

Tier 1 common equity	$524.1	$756.4

Total risk-weighted assets	$9,273.6	$10,959.4

Tier 1 common equity ratio	5.65%	6.90%
Although the TCE ratio and the Tier 1 common equity ratio are non-GAAP disclosures, we believe they are useful tools because they reflect the level of capital we have available to withstand unexpected market conditions. In addition, they are measures that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
The tables above reconcile tangible common equity, Tier 1 common equity, and tangible assets as of September 30, 2010, and December 31, 2009, to the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Share repurchase program
Our current share repurchase plan, which our Board of Directors authorized in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust common stock. Our share repurchase activity reflects how we choose to deploy capital, and our decisions are not driven solely by share price.
We did not repurchase any of our shares under this program during the first nine months of 2010. We have agreed not to repurchase our stock without prior written approval from our regulators and any such repurchase would be subject to the restrictions contained in our merger agreement with M&T. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators.

Current repurchase plan activity	At 9/30/10	At 12/31/09	At 9/30/09
Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204
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
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is adequate because:
•	We have access to several sources of funding, which help to mitigate our liquidity risk and give us the ability to adjust the mix and amount of funding as we deem appropriate.
•	Our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
To manage the risk of having insufficient liquidity, we:
•	Monitor our existing and projected liquidity requirements continually.
•	Follow policies in the Liquidity and Funding Risk Management Plan approved by our Board of Directors.
•	Calculate a wholesale funding coverage ratio monthly using three-, six-, and twelve-month time horizons.
•	Identify our exposure to volatile liabilities and calculate liquid asset coverage ratios.
•	Monitor cash flows.
In addition, we maintain a contingency funding plan (CFP). The CFP articulates various internal and external scenarios that could create or exacerbate liquidity risk, outlines potential outcomes in each scenario, and specifies strategies to employ in response. We use the guidelines in the CFP to stress-test our liquidity position in a normal operating scenario, a moderately disruptive scenario, a severely disruptive scenario, a pre-crisis scenario, and a crisis scenario. Response strategies in the CFP identify alternative funding sources and our borrowing capabilities for each. The plan allows for adjusting the borrowing capacities, depending on the stress scenario and the funding source.
Factors or conditions that could affect our liquidity position or cost of funding adversely include changes in:
•	The types of assets and liabilities on our balance sheet.
•	Our investment, loan, and deposit balances.
•	Our financial performance.
•	Our asset quality.
•	Economic conditions that limit the range of capital-raising options available to us and/or our ability to sell certain types of investment securities.
•	Credit ratings downgrades.
•	Our reputation.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In addition to the factors listed above, external events impacting the financial services industry could affect our liquidity position or cost of funding adversely.
We took steps to further enhance our liquidity during the 2010 third quarter because of our loan credit quality problems and our net losses in 2010. The $812.8 million balance in interest-bearing deposits in other banks at September 30, 2010 reflects actions taken by us in accordance with our established contingency funding plan.
For more information on our liquidity and funds management practices, and liquidity risk scenarios, read the discussion of liquidity and funding in our 2009 Annual Report on Form 10-K.
Liquidity in the first nine months of 2010
Funding and liquidity

(in millions)	At 9/30/10	At 12/31/09
Core deposit balances	$7,003.5	$7,120.3
National brokered CDs	1,287.4	1,270.6
Short-term borrowings	190.5	603.8
Long-term debt	494.5	442.9
Wilmington Trust stockholders’ equity	1,068.9	1,306.7
Investment securities	727.5	860.5
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB) [1]	515.1	635.9
Unused borrowing capacity secured with collateral from the Federal Reserve [2]	1,771.6	2,469.9

Total	$13,059.0	$14,710.6

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown are based on financial information as of June 30, 2010, and September 30, 2009, respectively.

[2]	Our borrowing capacity with the Federal Reserve declined during the 2010 third quarter because the asset quality of the loans which we pledge as collateral, declined.
For more information about our long-term debt, read Note 12, “Borrowings,” in this report.
Funding
Our funding strategy is to use a blend of core and non-core funding and typically includes:
•	Core deposits, which are deposits made by clients.
•	National brokered CDs, which we gather through various broker networks, and which typically consist of aggregated deposits from individuals, mutual funds, or financial institutions.

•	Short-term borrowings.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
Our funding mix shifted slightly during the first nine months of 2010. An increase in funding from our common stock issuance, combined with decreases in our investment and loan portfolio balances, reduced our need for non-core funding. Non-core deposit balances were lower than at year-end 2009, mainly because we reduced our short-term borrowings. In addition, core deposit balances were lower than at year-end 2009, mainly due to a decline in noninterest-bearing demand deposits from CCS clients.
At September 30, 2010, all of the underlying deposits in our national brokered CDs were from individual depositors.
Selected asset and liability balance changes

(in millions)	At 9/30/10	At 12/31/09	$ change	% change
Total investment securities balances	$727.5	$860.5	$(133.0)	(15)%

Total loan balances	$8,126.8	$8,967.2	$(840.4)	(9)%

Core deposit balances	$7,003.5	$7,120.3	$(116.8)	(2)%

Non-core funding:
National brokered CDs	$1,287.4	$1,270.6	$16.8	1%
Short-term borrowings	190.5	603.8	(413.3)	(68)%

Total non-core funding	$1,477.9	$1,874.4	$(396.5)	(21)%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On average, during the first nine months of 2010, the percentage of funding from core deposits was higher than for the first nine months of 2009, while the percentage from non-core funding was lower. Higher average core deposit balances and lower average short-term borrowings balances caused this shift.
Funding for the nine months ended September 30 (on average)

	2010	2009
Percentage from core deposits	82%	69%
Percentage from non-core funding:
Percentage from national brokered CDs	14%	15%
Percentage from short-term borrowings	4%	16%

Total percentage from non-core funding	18%	31%

Loan-to-deposit ratio	106%	120%
For more information about our funding strategy, read the funding and liquidity risk discussion in our 2009 Annual Report on Form 10-K. The Federal Reserve Board has required us to engage an independent liquidity consultant to assess our current liquidity capacity and impending liquidity needs, provide guidance regarding appropriate liquidity levels and liquidity risk management practices. In addition, we have been advised by our regulators that they will notify us in the future that increases in national brokered CDs will not be allowed and that we will require their approval to rollover existing national brokered CDs.
For more information about how we manage interest rate risk, read the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Credit ratings
Our current credit ratings are as follow:
Wilmington Trust Corporation

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 1/29/10)	(As of 9/8/10)	(As of 7/28/10)
Outlook	Negative	Negative	Negative
Issuer rating (long-term/short-term)	BBB+/F2	Baa3 / *	BB+/ B
Subordinated debt	BBB	Ba1	BB-

*	No rating in this category
Wilmington Trust Company

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 1/29/10)	(As of 9/8/10)	(As of 7/28/10)
Outlook	Negative	Negative	Negative
Bank financial strength	C	C-	*
Issuer rating (long-term/short-term)	BBB+/F2	Baa2	BBB-/A-3
Bank deposits (long-term/short-term)	A-/F1	Baa2/P-2	BBB-/A-3

*	No rating in this category
Downgrades to our current credit ratings by any of the rating agencies could affect our results of operations and financial condition adversely.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CREDIT RISK AND ASSET QUALITY
Most of our asset risk remains tied to credit (lending) risk. At September 30, 2010, loans accounted for 78% of our assets, while investment securities accounted for 7% of our assets. For more information about the quality of our investment securities, read the investment portfolio discussion and Note 11, “Investment securities,” in this report.
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
How we mitigate credit risk
To mitigate credit risk, we:
•	Employ our loan underwriting standards and apply them consistently.
•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans.
•	Make the majority of our loans within Regional Banking’s mid-Atlantic geographic footprint, in markets we know well.
•	Focus on building long-term relationships with clients.
•	Typically obtain collateral and personal guarantees from commercial borrowers.
•	Monitor the loan portfolio to identify potential problems.
•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.
•	Perform an internal risk-rating analysis that classifies all loans outstanding into one of four primary categories of risk, with gradations in each category. We analyze migrations within the classifications quarterly. The four risk categories are:
•	Pass: Loans with no current or potential problems.
•	Watchlist: Accruing loans that are potentially problematic.
•	Substandard: Accruing or nonaccruing loans with identified weaknesses and some probability of loss.
•	Doubtful: Nonaccruing loans with a high probability of loss.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In addition, we divide credit risk-related responsibilities among different groups of staff members, including lending, loan recovery, credit policy and administration, appraisal, and credit review staff members. These groups have different reporting relationships:
•	The lending group is part of our Regional Banking business, and its reporting relationships follow the Regional Banking organizational structure.
•	The credit policy and administration group, including the chief credit officer, reports directly to our chairman and chief executive officer. Loan recovery and appraisal staff members are part of this group.
•	The credit review group functions independently and reports directly to the Audit Committee of our Board of Directors.
The credit review group provides a variety of analyses designed to help us understand the condition of the loan portfolio. This group performs:
•	Analyses of the portfolio by type of loan, geographic exposure, and individual lender.
•	Annual reviews of a minimum percentage of the portfolio.
•	Assessments of the accuracy of internal risk ratings within specific portfolio segments.
•	Assessments of the adequacy of monitoring and administration for specific portfolio segments.
•	Reviews of our largest credit exposures.
We also engaged external consultants to supplement our credit review group.
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
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For commercial loans and loans secured with investments, the process is more complex, and it involves a high degree of management review and judgment.
Every commercial loan (and loan secured with investments) receives an initial risk rating that is assigned by the client relationship manager. It is the client relationship manager’s responsibility to identify deterioration in the quality of a loan, as soon as such conditions are known or suspected, by changing the loan’s assigned risk rating. The independent credit review group examines and confirms these risk ratings to ensure that they reflect the risk profile of the portfolio accurately. The independent credit review group also performs reviews of various portfolios on a sample basis.
For each significant potential problem loan in the commercial and secured with investments portfolios, the client relationship manager prepares a written summary that contains information about the borrower’s financial performance, payment history, and collateral position, as well as an action plan for managing the credit. These summaries are reviewed and discussed by lending staff members in each of our Regional Banking markets at quarterly loan quality meetings, and are distributed to our Board of Directors. Depending on a credit’s risk profile, Regional Banking managers may ask loan recovery staff members to consult on, or assume responsibility, for managing the credit.
When we downgrade a loan to a substandard rating, we require loan recovery staff members, at a minimum, to consult on the loan. When a substandard loan’s risk profile deteriorates, or when the risk rating is lower than substandard-accruing, we transfer the client relationship from the lending unit to our loan recovery unit. Exceptions to this policy must be approved by the manager of the division in which the loan resides and by the loan recovery group.
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
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
How we manage problem loans
When a loan becomes 30 or more days past due, we consider this a sign of a possible problem, and we increase our monitoring of that loan in an effort to prevent more severe delinquency. When a loan becomes 90 or more days past due, or if it has been identified as a potential problem loan, we take one or more of the following steps:
•	Confirm the loan’s assigned risk rating.
•	Review our collateral position and valuations.
•	Review the financial condition of guarantors on the loan.
•	Allocate an appropriate incremental amount to the reserve for loan losses.
•	Transfer all or part of the loan relationship to nonaccruing status.
•	Renegotiate all or part of the loan’s terms.
•	Foreclose on real property or accept a deed to real property in lieu of foreclosure, and record the property’s value as OREO.
•	Charge off all or part of the loan.
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
Loan recovery and credit review staff members analyze all problem credits on a quarterly basis to determine collection potential and identify collateral deficiencies. If a collateral shortfall exists, we typically revise the loan’s structure by requiring additional principal payments, additional collateral, or additional support in the form of other guaranties, to the extent that the loan’s documentation permits such remedies. If there is a collateral or cash flow shortfall on an impaired loan, we record a specific reserve for loan losses in accordance with ASC 310. Declining collateral values have been a significant reason for lower risk ratings, increasing nonaccrual loans, and higher provision for loan losses. Continued decline in collateral values in the future could have a material adverse effect on our financial statements.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
Unless both of these conditions are met, we maintain the estimated loss exposure as a specific allocation in the reserve for loan losses.
When we transfer a property to OREO through foreclosure or deed-in-lieu of foreclosure, we analyze its value to determine if a charge-off is necessary to bring the loan to the fair value of the property, less cost to sell, at the time we take possession.
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
•	The client relationship manager recommends we renew or extend the loan.
•	The loan is downgraded to a risk rating of substandard or lower.
•	The loan has had a watchlist rating for 18 months or has been rated substandard for 12 months.
Appraisal staff members determine whether revaluations should be performed by staff members or third-party appraisers, unless the property secures a loan which has been determined to be impaired under ASC 310, “Receivables,” in which case, we require that revaluations be performed by third-party appraisers. Our appraisal staff members review all appraisals performed by third-party professionals.
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
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Due to the growth of problem loans, the volume of independent appraisals demanded in the market has increased, and we are waiting longer to receive them. We may use valuation estimates in place of formal appraisals, when necessary, to evaluate the value of collateral. In these estimates, we use all available evidence including historical loss experience, economic trends, and other metrics. As updated independent appraisals are received in the future, our estimates of collateral values may change.
If the data we collect indicate it is probable that the value of a particular property type remained stable or appreciated over the time period under consideration, we do not require a new appraisal. If the data indicate probable deterioration in value, we require a new appraisal.
Appraisal staff members review the valuations of substandard loans secured with real estate annually. If we determine that the most recent appraisal no longer represents the fair value for a property, we seek to obtain a new appraisal or evaluation to substantiate the property’s value.
Credit quality in the third quarter and the first nine months of 2010
We continued to monitor and evaluate collateral values and our borrowers’ ability to repay their loans during 2010. The effects of the recession continued to challenge the ability of many borrowers to repay their loans, as collateral valuations declined, client cash flows ebbed, and other evidence of weakened financial conditions emerged during 2010. We noted significant deterioration in the financial conditions of a growing number of our borrowers and guarantors, and continued decline in collateral values during the second and third quarters of 2010. As a result, the risk ratings of more loans were downgraded to substandard status, and the amount of nonaccruing loans increased. These conditions required us to charge off more loans, and increase the reserve for loan losses.
While most of the problems continued to be in the commercial real estate-construction portfolio, deterioration accelerated in the CF&A portfolio. Most of the problem CF&A loans were to clients with businesses related to or supported by the construction industry. Geographically, the highest concentration of problem loans remained in southern Delaware (Kent and Sussex Counties), but there was an increase in the percentage of problem loans in northern Delaware (New Castle County).
Further declines in the collateral values supporting our loans, worsening financial conditions of some of our borrowers, and continued lack of improvement in the Delaware economy could have further adverse effects on our results of operations and financial condition in the future.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Key credit metrics
The key measures we use to evaluate our exposure to credit risk are internal risk rating classifications, levels of loans past due 90 days or more, levels of nonperforming assets, net charge-offs, the net charge-off ratio, the reserve for loan losses, and the provision for loan losses. The ratios in the table below illustrate how credit quality changed over the past 12 months. We discuss the events and business conditions that caused these changes in detail in the sections that follow.
Selected credit quality ratios

	At 9/30/10	At 12/31/09	At 9/30/09
Loan loss reserve ratio	6.28%	2.80%	2.24%
Nonperforming assets ratio (including OREO)	12.11%	5.76%	4.39%
Accruing loans past-due 90 days or more ratio	1.30%	0.34%	0.43%
Quarterly net charge-off ratio (not annualized)	1.74%	0.37%	0.24%
Year-to-date net charge-off ratio (not annualized)	3.56%	1.21%	0.85%
Serious-doubt loan ratio	3.21%	0.61%	0.76%
The loan loss reserve ratio differs from the nonperforming asset ratio because:
•	An asset’s nonperformance does not automatically generate a partial or total loss.
•	The denominator of the nonperforming asset ratio includes OREO.
Internal risk rating analysis
Ratings downgrades occurred in all categories of loans but were most prevalent in the commercial loan portfolios.
Internal risk rating

(in millions)	At 9/30/10	At 6/30/10	At 3/31/10	At 12/31/09	At 9/30/09
Pass	$5,238.4	$6,147.7	$6,912.8	$7,289.7	$7,565.4
Watchlist	749.1	764.3	672.0	607.4	598.6
Substandard:
Substandard-accruing	1,233.2	995.8	661.9	614.6	489.7
Substandard-nonaccruing	754.5	455.6	427.4	399.2	338.7

Total substandard	1,987.7	1,451.4	1,089.3	1,013.8	828.4
Doubtful-nonaccruing	151.5	24.3	41.5	56.4	28.8

Total loans	$8,126.7	$8,387.7	$8,715.6	$8,967.2	$9,021.2
Accruing and nonaccruing loans with substandard risk ratings increased to $1.99 billion, or 24% of total loans, from $1.01 billion, or 11% at year-end. The largest increase occurred in the commercial construction category.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans with substandard risk ratings by loan type

(in millions)	At 9/30/10	At 6/30/10	At 3/31/10	At 12/31/09	At 9/30/09
Commercial, financial, and agricultural	$673.3	$583.3	$417.0	$398.2	$334.3
Commercial real estate — construction	827.4	492.0	342.9	336.8	257.4
Commercial mortgage	384.9	297.6	249.3	208.8	170.9
Consumer and other retail	102.1	78.6	80.1	70.0	65.8

Total substandard loans	$1,987.7	$1,451.5	$1,089.3	$1,013.8	$828.4
The following table shows the loan loss reserve coverage on loans with substandard risk ratings that are still accruing interest.
Substandard-accruing loan reserve coverage

As of September 30, 2010	Loan	Reserve	Reserve as a
(dollars in millions)	balances	balances	percent of loans

Commercial, financial, and agricultural	$474.2	$47.0	9.9%
Commercial real estate — construction	476.4	132.3	27.8%
Commercial mortgage	256.3	13.6	5.3%
Consumer and other retail	26.3	0.7	2.7%

Total substandard-accruing loans	$1,233.2	$193.6	15.7%
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more increased in all commercial loan categories during the first nine months of 2010. Loans in this category are loans for which we believe borrowers have or will have the ability to comply with the terms of their loan agreements. Most of the increase in accruing loans past due 90 days was a construction loan for a multi-stage retail site in southern Delaware.
Accruing loans past due 90 days or more

(dollars in millions)	At 9/30/10	At 12/31/09	At 9/30/09
Commercial, financial, and agricultural	$16.6	$4.2	$4.2
Commercial real estate — construction	60.0	4.5	4.0
Commercial mortgage	27.7	2.2	9.2
Consumer and other retail	1.4	19.7	21.3

Total loans past due 90 days or more	$105.7	$30.6	$38.7

Ratio of loans past due 90 days to total loans outstanding	1.30%	0.34%	0.43%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Nonperforming assets
Nonperforming assets consist of:
•	Nonaccruing loans. These are loans for which we do not expect to receive principal or interest payments according to contractual terms. This category includes troubled restructured loans that are nonaccruing.
•	Troubled restructured loans (accruing). These are accruing loans for which we and the borrowers have renegotiated terms or conditions.
•	OREO, which consists of properties we acquire through foreclosure or when the borrower defaults. We record these properties at their fair value, less cost to sell.
Nonperforming assets

(dollars in millions)	At 9/30/10	At 12/31/09	At 9/30/09
Nonaccruing loans:
Commercial, financial, and agricultural	$232.5	$80.9	$90.2
Commercial real estate — construction	461.9	264.8	190.7
Commercial mortgage	131.7	69.0	50.8
Consumer and other retail	79.9	40.9	35.8

Total nonaccruing loans	906.0	455.6	367.5
Troubled restructured loans (accruing)	44.5	28.5	2.2

Total nonaccruing and troubled restructured loans	950.5	484.1	369.7
OREO	38.1	34.6	27.8

Total nonperforming assets	$988.6	$518.7	$397.5
Nonperforming asset ratio (includes OREO)	12.11%	5.76%	4.39%
During the first nine months of 2010, we transferred $824.8 million of loans to nonaccruing status. These transfers were offset partially by paydowns, charge-offs of $288.0 million of nonaccruing loans, and by the transfer of $23.3 million of loans to OREO. In total, nonaccruing loans increased $450.4 million, or 99%, from year-end.
The largest increase in nonaccruing loans occurred in the commercial construction category, which increased by $197.1 million from year-end. Of nonaccruing construction loans at September 30, 2010:
•	Approximately 60% were for residential projects, primarily residential tract projects in various stages of approval, improvement, and construction. Approximately 25% were for land development projects, primarily residential, that clients intend to sell to third parties before construction begins.
•	Approximately 68% were located in Delaware. Of the nonaccruing construction loans in Delaware, approximately 67% of the projects were located in Kent or Sussex Counties and approximately 33% were in New Castle County. Outside of Delaware, the next highest concentration was in southeastern Pennsylvania, which accounted for 19% of nonaccruing construction loans at the end of the third quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Nonaccruing CF&A loans increased by $151.6 million from year-end, as the recession continued to weaken the cash flow and financial soundness of many of our CF&A borrowers. The largest addition to nonaccruing loans during 2010 was a food processing company experiencing cash flow pressures. Most other nonaccruing CF&A loans at September 30, 2010, are to real estate developers and other clients whose operating companies have been affected by the downturn in real estate and construction activity.
The largest increases in nonaccruing commercial mortgage loans were for properties in New Castle County, Delaware, and southeastern Pennsylvania, including office, motel, and multi-family residential properties. At September 30, 2010, owner-occupied properties accounted for approximately 43% of nonaccruing commercial mortgage loans, while retail and office properties accounted for approximately 20% .
Increases in nonaccruing consumer and other retail loans from year-end 2009, were mainly due to loans to entrepreneurs in the mid-Atlantic region who were experiencing cash flow problems.
The following table presents cumulative charge-offs and the reserve balances related to each category of nonaccruing commercial loans as of September 30, 2010.
Nonaccruing commercial loan loss analysis

As of September 30, 2010	Loan	Cumulative	Reserve	Potential
(dollars in millions)	balances [1]	charge-offs	balances	loss ratio [2]

Commercial, financial, and agricultural	$232.5	$84.5	$57.1	44.7%
Commercial real estate — construction	461.9	191.2	94.6	43.8%
Commercial mortgage	131.7	30.2	14.5	27.6%

Total commercial nonaccruing loans [3]	$826.1	$305.9	$166.2	41.7%

[1]	Net of cumulative charge-offs.

[2]	The sum of the cumulative charge-offs plus the reserve balance, divided by the loan balance plus the charge-offs.

[3]	Includes substandard-nonaccruing and doubtful loans
Troubled restructured loans are loans for which we have granted concessions related to a borrower’s financial difficulty that we would not have considered otherwise. Most often, the concessions we grant are modifications of loan terms, such as interest rate reductions, maturity extensions, and principal or interest forgiveness. Sometimes we may grant multiple types of concessions on a particular loan. At September 30, 2010, approximately 39% of all troubled restructured loans had principal moratorium concessions, while 42% had payment extensions. At December 31, 2009, approximately 74% of all troubled restructured loans had principal moratorium concessions, while 60% had payment extensions. We base our decision to grant these concessions on our belief that working with these borrowers to restructure the loans provides us with a better likelihood of recovering our investment. At September 30, 2010, approximately 91% of troubled restructured loans were in compliance with their modified terms, compared to 88% at year-end.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
A troubled restructured loan may be either accruing or nonaccruing, depending on its delinquency status, risk rating, and our assessment of the likelihood of principal and interest payment.
Troubled restructured loans

	At September 30, 2010			At December 31, 2009
(in millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial, financial, and agricultural	$18.8	$15.3	$34.1	$14.7	$20.4	$35.1
Commercial real estate — construction	—	36.4	36.4	—	84.2	84.2
Commercial mortgage	13.5	9.1	22.6	10.3	10.6	20.9
Consumer and other retail	12.2	1.6	13.8	3.5	1.5	5.0

Total troubled restructured loans	$44.5	$62.4	$106.9	$28.5	$116.7	$145.2
Accruing troubled restructured loans at September 30, 2010, were $44.5 million, an increase of $16.0 million from year-end 2009. Nonaccruing troubled restructured loans decreased $54.3 million from year-end, mainly due to charge-offs.
As is the case with all nonaccruing loans, troubled restructured loans for which we are not accruing interest may be restored to accrual status, provided the restructurings are supported by current, well-documented credit evaluations that support the borrowers’ ability to repay under the modified terms. These evaluations must include consideration of the borrowers’ sustained historical payment performance for reasonable periods (generally a minimum of six months) prior to the dates on which the loans return to accrual status.
OREO at September 30, 2010 was $38.1 million, which was a $3.5 million increase from December 31, 2009. During the first nine months of 2010, property valued at $23.3 million was transferred to OREO, while property valued at $19.8 million was sold or written down. Most of the properties that we hold as OREO are commercial properties and many are residential development projects in various stages of completion.
Composition of OREO balances

(dollars in millions)	At 9/30/10		At 12/31/09
Commercial properties	$35.6	93%	$32.4	94%
Residential properties	2.5	7%	2.2	6%

Total OREO	$38.1		$34.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net charge-offs
Charge-offs in our commercial portfolio are very unpredictable, because:
•	Negotiations with borrowers can affect the timing and extent of charge-offs, or avert them altogether.
•	Associated legal proceedings can affect the timing and amount of charge-offs or recoveries.
•	Collateral valuations can change.
There are few charge-offs in our residential mortgage portfolio, because:
•	We sell most of our newly originated fixed rate residential mortgages into the secondary market.
•	We do not make subprime, Alt-A, or any other so-called “exotic” residential mortgage loans.
Even after we charge loans off, we continue to pursue repayment. When we receive repayments on charged-off loans, we record them as loan recoveries.
Charge-offs were higher across all commercial loan categories for both the 2010 third quarter and the 2010 year-to-date than for the corresponding periods in 2009. Generally, the increase in charge-offs was a function of the sustained recession and continued declines in the values of underlying collateral. The largest increase in charge-offs occurred in the commercial real estate-construction category. These were mainly residential development projects in southern Delaware, and were largely for parcels of land in various stages of development. Most of the loan charge-offs during 2010 were previously nonaccruing.
Net charge-offs

(dollars in millions)	2010 Q3	2009 Q3	2010 YTD	2009 YTD
Commercial, financial, and agricultural	$(55.7)	$(7.9)	$(87.5)	$(23.7)
Commercial real estate — construction	(69.0)	(6.3)	(162.3)	(27.1)
Commercial mortgage	(13.4)	(0.7)	(30.3)	(2.7)
Residential mortgage	(0.1)	(0.5)	(0.2)	(0.5)
Consumer and other retail	(6.7)	(6.4)	(24.9)	(25.2)

Total net loans charged off	$(144.9)	$(21.8)	$(305.2)	$(79.2)
Net charge-off ratio (not annualized)	1.74%	0.24%	3.56%	0.85%
Net charge-off ratio (annualized)	6.91%	0.95%	4.76%	1.13%
For more detail on gross charge-offs and recoveries, see the loan loss reserve and loan loss provision discussion at the end of this section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Serious-doubt loans
Serious-doubt loans are loans that were performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have a probability of becoming nonperforming loans in the future. Serious-doubt loans were $260.7 million at September 30, 2010, which was a $205.8 million increase from December 31, 2009. Most of our serious-doubt loans are commercial construction loans and CF&A loans. At September 30, 2010, our reserve for loan losses included $53.8 million for serious-doubt loans.
Serious-doubt loans

	At	At	At	At
(dollars in millions)	9/30/10	6/30/10	3/31/10	12/31/09
Commercial, financial, and agricultural	$78.9	$90.1	$44.7	$26.1
Commercial real estate — construction	165.5	20.2	26.9	21.0
Commercial mortgage	13.3	16.7	5.3	4.0
Residential mortgage	—	—	—	—
Consumer and other retail	—	—	2.3	0.8
Contingency allocation	3.0	3.0	3.0	3.0

Total serious-doubt loans	$260.7	$130.0	$82.2	$54.9
Serious-doubt loan ratio	3.21%	1.55%	0.94%	0.61%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LOAN LOSS RESERVE AND LOAN LOSS PROVISION
The protracted recessionary environment, particularly in Delaware, caused more of our borrowers to experience difficulty, doubled our level of nonperforming loans, and led to declines in collateral values. All of these factors contributed to increases in our reserve and provision for loan losses. We derive the factors we use for calculating the reserve for performing loans from a variety of quantitative and qualitative considerations, including historical loss experience, economic trends, delinquencies, and other metrics. Loan losses in the 2010 second and third quarters contributed significantly to the factors used at September 30, 2010. For more information about loan loss reserve factors, read Note 8, “Reserve for loan losses,” in our 2009 Annual Report on Form 10-K.
Loan loss reserve composition by loan type

(in millions)	At 9/30/10	At 12/31/09	At 9/30/09
Commercial, financial, and agricultural	$141.1	$65.9	$61.3
Commercial real estate — construction	254.8	100.8	66.8
Commercial mortgage	68.3	40.6	30.0
Residential mortgage	4.1	3.3	2.6
Consumer and other retail	42.1	40.9	41.1

Total loan loss reserve	$510.4	$251.5	$201.8
Loan loss reserve composition by internal risk rating

(in millions)	At 9/30/10	At 12/31/09	At 9/30/09
Pass	$119.0	$115.3	$113.9
Watchlist	26.2	11.8	11.0
Substandard-accruing	193.6	36.7	23.6
Substandard-nonaccruing	127.9	81.3	41.0
Doubtful-nonaccruing	43.7	6.4	12.3

Total loan loss reserve	$510.4	$251.5	$201.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Impaired loan analysis

As of September 30, 2010	Loan	Cumulative	Reserve	Reserve/
(dollars in millions)	balances [1]	charge-offs	balances	loans

Individually impaired loans with reserves	$553.6	$100.8	$172.3	31.1%
Individually impaired loans without reserves [2]	$397.9	$186.3	$—	—

Other loans	$7,175.2	$—	$338.1	4.7%

Total	$8,126.7	$287.1	$510.4	6.3%

[1]	Net of cumulative charge-offs.

[2]	The $397.9 million of loans includes $208.1 million of loans that are net of $186.3 million of cumulative charge-offs, for which we do not have a specific reserve recorded because we believe that the net carrying values of the loans are equal to their net realizable values. The remaining $189.8 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to recover our investment fully is supported by the value of the underlying collateral.
Impaired loan analysis

As of December 31, 2009	Loan	Cumulative	Reserve	Reserve/
(dollars in millions)	balances [1]	charge-offs	balances	loans

Individually impaired loans with reserves	$351.5	$38.1	$88.5	25.2%
Individually impaired loans without reserves [2]	$148.3	$18.8	$—	—%

Other loans	$8,467.4	$—	$163.0	1.9%

Total	$8,967.2	$56.9	$251.5	2.8%

[1]	Net of cumulative charge-offs.

[2]	The $148.3 million of loans includes $26.2 million of loans that are net of $18.8 million of cumulative charge-offs, for which we do not have a specific reserve recorded because we believe that the net carrying values of the loans are equal to their net realizable values. The remaining $122.1 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to recover our investment fully is supported by the value of the underlying collateral.
The loan loss reserve and provision represent what we believe are reasonable assessments of our known, estimated, and inherent loan losses. In assessing these risks, we make subjective judgments about the likelihood that loans will be repaid, and about unpaid amounts we might be able to recover. We also consider increases and decreases in loan balances, the results of the internal risk rating analysis, the levels of loan recoveries and repayments, the stability of the mid-Atlantic regional economy, market interest rates, regulatory guidelines, and other factors.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We believe our process provides a reasonable estimate of required reserves at each reporting date, and that our methodology is sound. Our process, however, is under continuous evaluation and, as market conditions and trends change, we may make changes to our loan loss reserve methodology in the future.
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
In the 2010 second and third quarters, there were significant declines in the values of collateral supporting our loans, particularly for construction loans in southern Delaware. In addition, the financial condition of many of our borrowers deteriorated. As a result, our charge-offs, provision for loan losses, and loan loss reserve were higher than in prior periods. These trends could continue in the future, which could have a material adverse effect on our financial statements.
For more information about how we establish and account for the loan loss reserve, read Note 2, “Summary of significant accounting policies,” and Note 8, “Reserve for loan losses,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
The derivative instruments we primarily have used are interest rate swap and interest rate floor contracts. These instruments help us manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.
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
At September 30, 2010, we had interest rate swap contracts associated with loans to clients with a total notional amount of $1,139.2 million, including the mirror swaps described above. For more information about our derivative and hedging instruments, read Note 7, “Derivative and hedging activities,” in this report.
Other contractual obligations

(in millions)	At 9/30/10	At 12/31/09
FHLB loan [1]	$28.0	$28.0
Lease commitments for offices, net of sublease arrangements [2]	$76.1	$72.7
Certificates of deposit	$2,383.4	$2,408.1
Letters of credit, unfunded lending commitments, and unadvanced lines of credit	$2,326.5	$3,136.4

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in downtown Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amount and duration of payments due on current contractual obligations as of September 30, 2010

		Less than	1 to 3	3 to 5	More than 5
(in millions)	Total	1 year	years	years	years
Certificates of deposit	$2,383.4	$1,510.4	$682.9	$184.3	$5.8
Debt obligations	528.0	28.0	300.0	—	200.0
Interest on debt obligations	160.0	30.2	53.2	34.0	42.6
Operating lease obligations	76.1	12.0	21.5	17.8	24.8
Benefit plan obligations	3.6	3.6	—	—	—

Total	$3,151.1	$1,584.2	$1,057.6	$236.1	$273.2
The debt obligations in the table above consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003 and is due in 2013.
•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008 and is due on April 2, 2018.
•	FHLB advances of $50.0 million.
Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet. We may not incur additional debt without prior written approval from our primary regulators. Wilmington Trust Company may not incur additional debt having a maturity of more than one year without prior written approval from its primary regulators.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At September 30, 2010, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 14, “Income taxes,” in this report, and Note 20, “Income taxes,” in our 2009 Annual Report on Form 10-K.
Our agreements with CRM and RCM permit principal members and designated key staff members of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 4, “Affiliates and acquisitions,” in our 2009 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OTHER INFORMATION
Accounting pronouncements
For a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations, read Note 16, “Accounting pronouncements,” in this report.
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
•	Note 2, “Summary of significant accounting policies,” in our 2009 Annual Report on Form 10-K;
•	Note 2, “Accounting and reporting policies,” in this report; and
•	Note 16, “Accounting pronouncements,” in this report.
Cautionary statement
This report contains estimates, predictions, opinions, and other statements that might be construed as “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements include references to our financial goals, dividend policy, financial and business trends, new business results and outlook, business prospects, market positioning, pricing trends, strategic initiatives, credit quality and the reserve for loan losses, the effects of changes in market interest rates, the effects of downgrades in our credit ratings; the effects of changes in securities valuations, the effects of accounting pronouncements, and other internal and external factors that could affect our financial performance.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and they are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, additional regulatory restrictions or failure to comply with existing regulatory restrictions, changes in national or regional economic conditions, including continued declines in the collateral values supporting our loans; deterioration in the credit quality of our borrowers; changes in our regulatory requirements; downgrades in our credit ratings; a change in conclusion about the realization of our deferred tax asset; changes in market interest rates or credit markets generally; fluctuations in equity or fixed income markets; significant changes in banking laws or regulations or the application of such laws or regulations to our businesses; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of our proposed merger with M&T, and the restrictions on our businesses contained in the merger agreement; the effects of integrating our businesses with those of M&T after the merger is completed; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, Cramer Rosenthal McGlynn and Roxbury Capital Management; changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by domestic or foreign unrest, hostilities, terrorism, or war. Forward-looking statements speak only as of the date they are made and we assume no duty to update forward-looking statements.
This report contains forward-looking statements relating to our proposed merger with M&T, including the expected date of closing and effects of the merger agreement. The actual results of the merger could vary materially as a result of a number of factors, including: the possibility that competing offers may be made; the possibility that various closing conditions for the transaction may not be satisfied or waived; and the possibility that the merger agreement may be terminated.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
We have more floating rate assets than floating rate liabilities, and our interest rate risk position is asset sensitive. In general, this means that:
•	In a rising market interest rate environment, our net interest income is more likely to increase.
•	In a declining market interest rate environment, our net interest income is more likely to decrease.
When market interest rates change, our floating rate assets reprice more quickly than our deposits, because:
•	The pricing adjusts on most of our floating rate loans within 30 to 45 days of a rate change.
•	The rates on noninterest-bearing demand deposits do not adjust with market rate changes.
•	Certificates of deposit have fixed rates and typically take more than nine months to mature.
Our interest rate risk management objective is to minimize reductions in net interest income that might result from changes in market interest rates. To mitigate interest rate risk, we:
•	Maintain a mix of assets and liabilities that gives us flexibility in a dynamic marketplace.
•	Manage the relative proportion of fixed and floating rate assets and liabilities so we can manage their repricing characteristics as closely as possible.
•	Manage the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read Note 11, “Investment securities,” in this report.
•	Sell most newly originated fixed rate residential mortgages into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in holding instruments with fixed rates and 15- to 30-year maturities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
•	Prefer to manage our exposure to fixed rate mortgages through our investment securities portfolio. The mortgage-backed instruments in our investment securities portfolio typically have shorter maturity and duration characteristics than a portfolio of individual mortgage loans.
•	Use derivative instruments. For more information about this, read the discussion of off-balance-sheet arrangements and contractual obligations and Note 7, “Derivative and hedging activities,” in this report.
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
Interest rate risk in the first nine months of 2010
We remained asset sensitive in the first nine months of 2010. At September 30, 2010, approximately $4.60 billion of commercial loans were repricing within 30 or fewer days, while approximately $414.1 million of non-core funding was repricing in 90 or fewer days.
Loan and deposit repricing characteristics as a percentage of total loan balances

	At 9/30/10	At 12/31/09
Total loans outstanding with floating rates	79%	79%
Commercial loans with floating rates	90%	90%
Floating rate commercial loans tied to a prime rate	46%	53%
Floating rate commercial loans tied to the 30-day LIBOR	39%	39%
Non-core funding maturing in ≤ 90 days	28%	91%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The net interest margin for the 2010 third quarter was 2.78%, compared with 3.19% for the 2009 third quarter. For the first nine months of 2010, the margin was 2.99%, compared with 3.06% for the first nine months of 2009. For more information about this, read the net interest margin discussion and the analysis of changes in interest income and expense due to volume and rate, which appear between the discussions of Regional Banking and noninterest income in this report.
As of September 30, 2010, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of moves that totaled 250 basis points, our net interest income would increase 17.05% over the 12 months beginning September 30, 2010. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model. In our estimation, short-term market rates would need to rise by more than 75 basis points before the effects of rate increases would be apparent in our interest income, because:
•	Some of our variable rate loans are priced at rates that currently are higher than prevailing short-term market rates.
•	We froze our benchmark commercial lending rate at 4.00%.
Simulated effect of interest rate changes on net interest income for the 12 months beginning

	9/30/10	12/31/09
Gradual increase of 250 basis points	17.05%	10.84%
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
Form 10-Q for the three and nine months ended September 30, 2010
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
The amount of total revenue subject to financial market risk was higher for the third quarter and first nine months of 2010 than for the corresponding periods in 2009, primarily because revenue from CCS was higher and net interest income was lower.
We discuss these changes in revenue more fully in earlier sections of this report.
Revenue subject to financial market risk

	2010	2009	2010	2009
(dollars in millions)	Q3	Q3	YTD	YTD
Wealth Advisory Services (WAS):
Trust and investment advisory fees	$32.2	$33.4	$99.8	$96.0
Mutual fund fees	1.2	2.4	3.3	15.1

Total WAS revenue subject to financial market risk	$33.4	$35.8	$103.1	$111.1
Total WAS revenue	$39.4	$45.8	$124.5	$142.3

Corporate Client Services (CCS):
Retirement services	$20.9	$16.7	$63.9	$49.4
Investment/cash management services	3.9	3.8	12.0	11.6

Total CCS revenue subject to financial market risk	$24.8	$20.5	$75.9	$61.0
Total CCS revenue	$48.3	$44.0	$147.6	$125.0

Affiliate money managers revenue	$4.8	$4.7	$14.0	$11.3

Total revenue subject to financial market risk	$63.0	$61.0	$193.0	$183.4
Total revenue [1]	$171.3	$185.7	$536.6	$554.0
Percent of total revenue subject to financial market risk [1]	37%	33%	36%	33%

[1]	Total revenue is the combination of net interest income (before the provision for loan losses) and noninterest income (after amortization of affiliate intangibles, and excluding securities gains/losses).
Our investment securities portfolio is also subject to financial market risk, because financial markets determine the valuations of our investments. For more information about income from the investment securities portfolio, see the quarterly and year-to-date analyses of earnings, which appear in this report between the discussions of the net interest margin and noninterest income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
ITEM 4. CONTROLS AND PROCEDURES
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the third quarter of 2010 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
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
On November 5, 2010, two purported stockholders of the Company filed purported class action lawsuits in the Delaware Court of Chancery captioned Medich v. Wilmington Trust Corporation, et al., C.A. No. 5958 (Del. Ch.) and Yi v. Wilmington Trust Corporation, et al., C.A. No. 5959 (Del. Ch.). Both lawsuits name as defendants the Company, each of the current members and a former member of the Company’s Board of Directors (the “Director Defendants”), M&T and Merger Sub. The complaints allege that the Director Defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the Merger and also allege that M&T and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The complaints seek declaratory and injunctive relief to prevent the consummation of the Merger and a constructive trust over any benefits improperly received by defendants. The Company believes the claims asserted are without merit and intends to vigorously defend against these suits.
As of September 30, 2010, we believed that other than the matter described above, there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.
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
Our loan portfolio is concentrated in commercial loans, which constituted 75% of our total loan portfolio at September 30, 2010. Some of our commercial loans carry a higher degree of repayment risk than others. The commercial real estate — construction and commercial mortgage loans we make may carry a higher degree of repayment risk than other types of loans. The commercial real estate business is subject to downturns, overbuilding, and economic conditions. Adverse conditions in the real estate market, or in the economy in general, can affect the repayment ability of these borrowers more severely than other types of borrowers.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION
Commercial real estate - construction loans, which we make for residential and commercial properties and for unimproved land, may carry a higher degree of repayment risk than other types of loans, especially when the associated projects are not generating income. Repayment of these types of loans often depends on the ultimate success of the project, not on the borrower’s or guarantor’s ability to repay. In addition, consistent with industry practice, we sometimes fund the interest payments on a commercial construction loan by including the interest as part of the loan. This increases the total amount of the loan.
Commercial real estate - construction loans comprised 21% of our loan portfolio as of September 30, 2010. Within this portfolio, we had a geographic concentration in Delaware, where 57% of these loans were located. In the second and third quarters of 2010, there were significant declines in the collateral values supporting these loans, particularly for construction loans in southern Delaware; the financial conditions of some of our borrowers worsened; and there was continued lack of improvement in the Delaware economy. Further deterioration of the commercial real estate - construction portfolio could result in an increase in nonperforming loans, which could lead to reduced earnings, a higher loan loss provision, and higher charge-offs, all of which could have an adverse effect on our results of operations and financial condition.
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
Commercial mortgage loans comprised 25% of our total loans as of September 30, 2010. Approximately 56% of these loans were for properties in Delaware. Deterioration in this portfolio could increase nonperforming loans, which could lead to reduced earnings, a higher loan loss provision, and higher charge-offs, all of which could affect our results of operations and financial condition adversely.
Consumer and other retail loans comprised 25% of our total loans at September 30, 2010. Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured. Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy. In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.
We maintain a reserve for loan losses which represents our best estimate of inherent losses in our loan portfolio. We establish the reserve by charging a provision for loan losses against income. We determine the amount of the reserve by making subjective judgments about the likelihood that loans will be repaid. The information we consider includes both quantitative and qualitative factors, including loan loss experience, loan concentrations, trends in economic conditions, and trends in collateral composition, valuation, appraisals, and other factors. Establishing the reserve for loan losses involves significant estimates and judgments. Changing conditions, new information, and additional problem loans could require us to increase our reserve for loan losses, which may have an adverse effect on our results of operations and financial condition.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION
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
We have revised the risk factor captioned “We and our subsidiaries are subject to a variety of legal and regulatory restrictions” in our 2009 Annual Report on Form 10-K as follows:
We and our subsidiaries are subject to a variety of legal and regulatory restrictions. Failure to comply with these restrictions adequately could subject us to financial, regulatory, or other sanctions, which could have negative effects on our financial performance and ability to conduct business. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners’ Loan Act, and a variety of federal and state consumer protection laws. We are subject to regular examination, supervision, and regulation by various federal and state authorities with regard to compliance with these and other laws and regulations. These and other laws, regulations, and policies, including standards or interpretations, to which we are subject could change at any time. In addition, we are required to obtain the approval of our regulators to the merger with M&T. In connection with obtaining such approvals, our regulators could impose conditions on the completion of the merger or other requirements which could materially affect our operations.
As a result of this regulatory oversight, we have implemented plans at the request of our regulators that are intended to, among other things, enhance the independence and effectiveness of our loan review, credit policy, and credit analysis functions; address liquidity management and current and future capital requirements; improve our position on nonperforming loans; and improve our credit risk management. In addition, our regulators have directed us not to pay dividends on our common stock for the 2010 third quarter. Also, we have agreed with our regulators that we will not purchase or redeem our common or preferred stock, and that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt with an original maturity of greater than one year, in each case without prior written approval from our regulators. In addition, we may not appoint directors or senior executive officers of Wilmington Trust Corporation, Wilmington Trust Company, or Wilmington Trust FSB, or make severance payments to former directors or staff members, without prior approval of our regulators. WTFSB must limit its asset growth in any quarter to net interest credited to its deposit liabilities during the quarter, and may not enter into or modify contractual arrangements related to compensation or benefits or third-party contracts outside the ordinary course of business without prior OTS approval.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION
If we do not comply with these policies, agreements, and directives, we could become subject to supervisory action, possibly including cease- and-desist orders, prompt corrective action directives, and other regulatory enforcement actions. Based on discussions that we had with our regulators, we believe that, without a change of control transaction acceptable to our regulators, we would likely face imminent significant regulatory actions, which would result in our business prospects likely worsening dramatically. Any such formal enforcement action could limit our ability to develop new business or operate our existing businesses, or require us to raise additional capital or dispose of certain assets or liabilities within a prescribed time period, or both. Such regulatory action could have a material negative effect on our business, operating results, and financial condition.
We are adding the following risk factors to those contained in our 2009 Annual Report on Form 10-K:
The enactment of the Dodd-Frank Act could have an adverse impact on our financial results.
In July 2010, Congress enacted and the President signed the Dodd-Frank Act, which will impose comprehensive legislation on financial institutions. The law includes, among other things:
•	The establishment of strengthened capital standards for banks and bank holding companies;
•	Enhanced regulation of financial markets, including derivatives and securitization markets;
•	The elimination of certain trading activities from banks;
•	The creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;
•	The creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•	The elimination of the Office of Thrift Supervision and the transfer of oversight of federally-chartered thrift institutions to the Office of the Comptroller of the Currency; and
•	A permanent increase of the previously-implemented temporary increase of FDIC deposit insurance to $250,000.
While the bill has been signed into law, numerous provisions of the law remain to be implemented through rulemaking by various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented, but believe that certain aspects of the new legislation, including the additional cost of higher deposit insurance and the cost of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact our business, financial condition, and results of operations.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION
We will be subject to contractual restrictions and business uncertainties while the M&T merger is pending.
Our merger agreement with M&T restricts us from operating our business other than in the ordinary course, and prohibits us from taking specified actions until the merger occurs without M&T’s consent. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. In addition, uncertainty about the effect of the M&T merger on our staff members and clients may have an adverse effect on our business. We may have difficulty retaining staff members while the merger is pending, as certain staff members may experience uncertainty about their future roles with M&T. In addition, the uncertainty caused by the pending merger could cause our clients and business associates to seek to change their existing business relationships with us. These uncertainties may impair our ability to attract, retain, and motivate key personnel and retain and grow our client base until we complete the merger.
Termination of our merger agreement with M&T could negatively affect our business.
If the merger agreement with M&T is terminated, there may be various adverse consequences. For example, our businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to contractual restrictions in the merger agreement and the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Also, the market price of our common stock could decline if the merger agreement is terminated to the extent that the current market price reflects a market assumption that the merger with M&T will be completed. In addition, termination of our agreement with M&T would increase the possibility of downgrades by the credit rating agencies or adverse regulatory actions which could compromise our businesses.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities in the third quarter of 2010.
Issuer purchases of equity securities
We did not acquire or repurchase any of our shares during the third quarter of 2010 under our current 8-million-share repurchase plan, which our Board of Directors authorized in April 2002. At September 30, 2010, there were 4,956,204 shares available under this program. We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators. Shares repurchased in the table below include shares we received when recipients of stock-based compensation tendered their shares to exercise options or to cover payroll taxes on restricted stock vesting.
In the table below, the data in column (d) include shares that we may acquire under our employee benefit plans and share repurchase plan.
Share repurchase activity in the third quarter of 2010

			(c)	(d)
	(a)	(b)	Total number of shares (or	Maximum number (or appropriate
	Total number of	Average price	units) purchased as part of	dollar value) of shares (or units)
	shares (or units)	paid per share	publicly announced plans	that may yet be purchased under
Period	purchased	(or unit)	or programs	the plans or programs
July 1 – 30, 2010	—	$—	—	14,822,041
August 1 – 31, 2010	—	$—	—	14,810,241
September 1 – 30, 2010	59,545	$18.09	—	15,184,355

Total	59,545	$18.09	—	15,184,355
Our ability to pay dividends on our common stock is limited by our participation in the CPP, other regulatory restrictions, and our own prudent capital management policies. Our policy is not to pay dividends that would cause our regulatory capital ratios to fall below the level required for us to qualify as a well-capitalized financial institution. For more information about these regulatory capital ratios, read Note 13, “Capital,” and the capital resources section in this report, as well as the capital resources section in our 2009 Annual Report on Form 10-K.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults on senior securities in the 2010 third quarter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the 2010 third quarter.
ITEM 5. OTHER INFORMATION
We have no information to report in addition to what is disclosed elsewhere in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications *

32	Section 1350 Certifications *

101.INS	XBRL Instance Document *†

101.SCH	XBRL Taxonomy Extension Schema Document *†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

*	Filed herewith.

†	Attached as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (2) the Consolidated Statements of Condition at September 30, 2010, and December 31, 2009; (3) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009; (4) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (5) Notes to Consolidated Financial Statements for the three and nine months ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three and nine months ended September 30, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: November 8, 2010	/s/ Donald E. Foley
	Name:	Donald E. Foley
	Title:	Chairman of the Board and Chief Executive Officer (Authorized Officer)

Date: November 8, 2010	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)