Form 10-K
period 2010-12-31
WILMINGTON TRUST CORP
filed 2011-03-01
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter: $1,004,231,788
Number of shares outstanding of each of the registrant’s classes of common stock at February 25, 2011: 91,425,794
*For purposes of this calculation, Wilmington Trust’s subsidiaries and its directors and executive officers are deemed to be affiliates.

Wilmington Trust Corporation 2010 Form 10-K	2

Wilmington Trust Corporation 2010 Form 10-K	3
PART I
Item 1. Business
PROPOSED MERGER WITH M&T BANK
On November 1, 2010, we announced that we signed a definitive merger agreement with M&T Bank Corporation and MTB One, Inc (M&T). In the merger, holders of Wilmington Trust (WL) common stock will receive 0.051372 shares of M&T common stock for each share of WL common stock they hold. The outstanding Series A Preferred Stock we issued to the U.S. Department of the Treasury under the Capital Purchase Program (CPP) will be exchanged for one-one hundredth (1/100) of a share of M&T preferred stock with substantially the same rights, powers, and preferences, and the warrant issued to the U.S. Department of the Treasury in connection with the issuance of the Series A Preferred Stock will be converted automatically into a warrant to purchase M&T common stock, subject to appropriate adjustments. The merger agreement contains certain customary covenants restricting the conduct of our business, other than in the ordinary course consistent with past practice, until the closing of the merger. The closing of the merger is subject to certain conditions, including approval by our stockholders and regulators. Subject to the satisfaction of these conditions, the merger is expected to close in the 2011 second quarter, and we will become a wholly-owned subsidiary of M&T. The merger agreement also contains certain termination provisions and, under specified circumstances, we would be required to pay M&T a termination fee of $30 million. This description is only a summary and is qualified in its entirety by the text of the merger agreement, which is incorporated herein by reference. A copy of the merger agreement was filed with the SEC as an exhibit to a Form 8-K on November 1, 2010.
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
Our principal client base consists of:
•	Consumer banking clients in the state of Delaware.
•	Commercial banking clients throughout the mid-Atlantic region, which we define as the state of Delaware and the parts of Pennsylvania, New Jersey, and Maryland that are within approximately 150 miles of our Wilmington headquarters.
•	High-net-worth clients throughout the United States.
•	Retirement plan sponsors throughout the United States.
•	Institutional clients in the United States, Europe, and the Caribbean.

Wilmington Trust Corporation 2010 Form 10-K	4
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
For more information about the competitive risks we face, read Item 1A, Risk Factors, in this report.
At December 31, 2010, we had 2,793 full-time-equivalent staff members. We provide a variety of benefit programs for these staff members, which may include pension, incentive compensation, thrift savings, stock purchase, and group life, health, and accident plans.
For more information about our businesses, including segment and geographic information, read Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Note 2, “Nature of Business,” and Note 24, “Segment Reporting,” in this report.
SUPERVISION AND REGULATION
We and our subsidiaries are subject to extensive regulation under federal and state law. Some of our subsidiaries are not only regulated by federal and state authorities, but also by regulatory authorities in other countries in which we conduct business.
As a bank holding company, a thrift holding company, and a financial holding company under the Bank Holding Company Act, we are subject to supervision, regulation, and inspection by the Delaware Department of Banking (DOB) and the Federal Reserve Board. As a publicly-traded company that issues stock, we are subject to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Our common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol WL, and we are subject to the NYSE’s rules for listed companies.

Wilmington Trust Corporation 2010 Form 10-K	5
WTC is regulated by, and subject to the rules and regulations of, the DOB and the Federal Reserve. WTFSB is regulated by, and subject to the rules and regulations of, the Office of Thrift Supervision (OTS). Primarily with respect to deposit insurance matters, WTC and WTFSB (collectively, the banks) are also subject to the rules and regulations of the Federal Deposit Insurance Corporation (FDIC). WTRISC is regulated by the DOB and the OTS. WTFSC is regulated by the New Jersey Department of Banking and Insurance and the OTS.
Described below are the material elements of selected laws and regulations that apply to us. These descriptions are not intended to be complete. They are qualified in their entirety by reference to the full statutes and regulations described.
Bank Holding Company Act (BHCA). The BHCA requires us to have prior approval from the Federal Reserve before we may acquire control of a bank or before any company may acquire control of us. The BHCA also requires us to have the Federal Reserve’s prior approval before we acquire ownership or control of more than 5% of the outstanding shares of any class of a bank’s or a bank holding company’s voting securities; acquire substantially all of a bank’s assets; or merge or consolidate with a bank holding company. Likewise, any bank holding or other company seeking to obtain control of us would need prior approval from the Federal Reserve.
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
Federal regulations establish dollar amount limits and collateral requirements for assets the banks purchase from non-bank affiliates. For these purposes, we and most of the companies we control are considered affiliates of the banks. In addition, the Federal Reserve Act and the Federal Reserve Board impose dollar amount, credit quality, and other limitations on loans the banks make to directors, executive officers, principal stockholders, and their related interests.
Capital requirements and dividend limitations. To assess the capital adequacy of bank holding companies and their bank subsidiaries, the Federal Reserve and other federal banking agencies have adopted risk-weighted capital standards. As of December 31, 2010, we were well capitalized, with capital levels that exceeded the minimum thresholds. Subsequent to year-end, the OTS deemed Wilmington Trust FSB to be adequately capitalized and set targets for its future capital ratios. More information about this is in Note 17, “Capital,” in this report.

Wilmington Trust Corporation 2010 Form 10-K	6
Dividends paid by the banks to us, and by us to stockholders, are subject to Federal Reserve, OTS, DOB, and other legal and regulatory restrictions. More information about this is also in Note 17. We were directed by our regulators not to pay dividends on our common or preferred stock without their prior approval. Subsequent to year-end, our regulators approved the payment of our 2011 first quarter preferred stock dividend.
Broker-dealer regulation. Wilmington Brokerage Services Company (WBSC), our broker-dealer subsidiary, is registered as a broker-dealer with and is subject to regulation by the SEC and the securities administrators of the states in which it is registered. In addition, WBSC is a member of the Financial Industry Regulatory Authority (FINRA), and subject to FINRA regulations. WBSC is also a member of the Securities Investor Protection Corporation, which, in the event of a broker-dealer’s liquidation, provides some financial protections for securities holders. Several of our subsidiaries, including WBSC, also are registered as investment advisors with the SEC and in some states.
For more information about these and other regulatory restrictions to which we are subject, read the subsection, “We and our subsidiaries are subject to a variety of legal and regulatory restrictions,” in Item 1A, Risk Factors, in this report.
U.S. Department of the Treasury. We are participating in the U.S. Department of the Treasury’s CPP. For more information about this, read Note 17, “Capital,” in this report.
Deposit insurance. WTC and WTFSB are required to pay premiums for FDIC insurance coverage, which insures deposits in the banks up to applicable limits. We participated in the temporary FDIC Transaction Account Guarantee Program through December 31, 2010. Under this program, which is part of the FDIC’s Temporary Liquidity Guarantee Program, all noninterest-bearing deposit transaction accounts, as well as certain types of transaction accounts with interest rates of 0.5% or less, were guaranteed fully by the FDIC for the entire amount in the account. Under the Dodd-Frank Act, this program became required for all banks from January 1, 2011 through December 31, 2012. This coverage is in addition to the increase in standard FDIC insurance coverage made permanent in 2010.
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
Privacy and information security. Federal and state laws and regulations require us to respect the privacy of our clients and to protect the security and confidentiality of their nonpublic personal information. These laws and regulations limit our disclosure of nonpublic client information to affiliates and nonaffiliated third parties; require us to inform clients of our privacy and information-sharing policies; and require us to notify clients and regulators if an unauthorized disclosure occurs and there is concern the disclosed information may be misused. We have information security programs to safeguard the confidentiality and security of client information, and to ensure its proper disposal.

Wilmington Trust Corporation 2010 Form 10-K	7
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
Fair Housing Act. This Act prohibits us from discriminating against or withholding services from individuals in connection with our real estate lending practices based on their race, color, religion, gender, familial status, or national origin.
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
Consumer protection laws. Our banking activities are subject to a variety of federal and state consumer protection laws, including:
•	The Truth-in-Lending Act, which mandates disclosures for and imposes substantive requirements in connection with certain consumer loans;
•	The Truth-in-Savings Act, which mandates deposit-related disclosures;
•	The Equal Credit Opportunity Act, which prohibits discrimination;
•	The Fair Credit Reporting Act, which regulates the collection, dissemination and use of consumer information, including consumer credit information; and
•	The Electronic Funds Transfer Act (as implemented through Regulation E), which mandates disclosures and imposes substantive requirements relating to electronic funds transfers.
Our banking activities are also subject to a number of newly enacted federal protection laws and regulations, including:
•	The Credit Card Accountability Responsibility and Disclosure Act of 2009, which mandates disclosures, imposes substantive requirements, and restricts fees charged for consumer credit card accounts;
•	Rule changes under the Real Estate Settlement Procedures Act mandating significant changes in disclosure requirements;
•	The Mortgage Disclosure Improvement Act, Helping Families Save Their Homes Act, and additional regulatory changes, which impose additional disclosure and substantive requirements in connection with real estate loans;

Wilmington Trust Corporation 2010 Form 10-K	8
•	Rule changes under Regulation E relating to overdraft services and fees;
•	A number of new rules implementing parts of the Fair and Accurate Credit Transactions Act, which require new notices and consumer dispute procedures;
•	Unlawful Internet Gambling Enforcement Act, which requires the implementation of procedures reasonably designed to help combat unlawful internet gambling; and
•	The Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides for numerous substantive changes to be implemented over the next several years. For more information about this, read the subsection, “The financial services industry is subject to extensive regulation, which is undergoing major changes,” in Item 1A, “Risk Factors,” and the “Noninterest income” discussion in this report.
Corporate governance. Our Board of Directors has implemented a system of strong corporate governance practices. More information about this is in Item 10, “Directors, Executive Officers, and Corporate Governance,” in this report and in the Investor Relations section of our Internet site at www.wilmingtontrust.com.
For additional requirements to which we are subject, read Item 11, “Executive Compensation,” in this report.
AVAILABLE INFORMATION
Our Internet address is www.wilmingtontrust.com. The content on this site:
•	Should be used for informational purposes only.
•	Should not be relied on for investment purposes.
•	Is not incorporated by reference into this Form 10-K.
Content in the Investor Relations section of this site includes:
•	Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments to these reports, under “SEC filings.” We post these reports as quickly as possible after we file them electronically with or furnish them to the SEC.
•	M&T’s registration statement on Form S-4, which includes our proxy statement in connection with the M&T merger, as well as any amendments to that report, under “SEC filings.”
•	Our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of our Audit, Compensation, Nominating and Corporate Governance, and Risk Management Committees.
•	Any amendments to or waivers from the Code of Conduct and Ethics that apply to any of our directors or executive officers.
Wilmington Trust stockholders may request printed copies of these materials free of charge by contacting Investor Relations at 302.651.8069 or IR@wilmingtontrust.com.

Wilmington Trust Corporation 2010 Form 10-K	9
Item 1A. Risk Factors
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we summarize below. All of these risks could affect our financial performance and condition adversely.
We and our subsidiaries are subject to a variety of legal and regulatory restrictions. Failure to comply with these restrictions adequately could subject us to financial, regulatory, or other sanctions, which could have adverse effects on our financial performance and ability to conduct business. These include restrictions imposed by the Bank Holding Company Act, the Federal Deposit Insurance Act, the Federal Reserve Act, the Home Owners’ Loan Act, and a variety of federal and state consumer protection laws. We are subject to regular examination, supervision, and regulation by various federal and state authorities with regard to compliance with these and other laws and regulations. These and other laws, regulations, and policies, including standards or interpretations to which we are subject, could change at any time. In addition, we are required to obtain regulatory approval of the acquisition by M&T. One or more regulators may not approve that acquisition. Alternatively, in connection with obtaining such approvals, our regulators could impose conditions on the completion of the merger or other requirements which could affect our operations materially.
We implemented plans at the request of our regulators that are intended to, among other things, enhance the independence and effectiveness of our loan review, credit policy, and credit analysis functions; address liquidity management and current and future capital requirements; improve our position on nonperforming loans; and improve our credit risk management. We were directed by our regulators not to pay dividends on our common or preferred stock without their prior approval. Subsequent to year-end, our regulators approved the payment of our 2011 first quarter preferred stock dividend. Also, we agreed with our regulators that we will not purchase or redeem our common or preferred stock, that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt with an original maturity of greater than one year, in each case without prior written approval from our regulators. In addition, we may not appoint directors or senior executive officers of Wilmington Trust Corporation, Wilmington Trust Company, or Wilmington Trust FSB, or make severance payments to former directors or staff members, without prior approval of our regulators. WTFSB entered into a supervisory agreement with the OTS on February 17, 2011, pursuant to which, among other things, WTFSB is deemed to be adequately capitalized, must achieve future capital targets, limit its asset growth in any quarter to the net interest credited to its deposit liabilities during the quarter, cannot pay dividends without OTS approval, may not enter into or modify contractual arrangements related to compensation, benefits, or third-party contracts outside the ordinary course of business without prior OTS approval, and must take steps to increase its independence from Wilmington Trust Company.
If we do not comply with these policies, agreements, and directives, we could become subject to supervisory action, possibly including cease-and-desist orders, prompt corrective action directives, and other regulatory enforcement actions. Based on discussions with our regulators, we believe that, without a change-of-control transaction acceptable to them, we likely would face imminent significant additional regulatory actions, which likely would cause our business prospects to worsen dramatically. Any such formal enforcement action could limit our ability to develop new business or operate our existing businesses, or require us to raise additional capital or dispose of certain assets or liabilities within a prescribed time period, or both. Such regulatory action could have a material adverse effect on our business, operating results, and financial condition.

Wilmington Trust Corporation 2010 Form 10-K	10
We are subject to contractual restrictions and business uncertainties while the M&T merger is pending. Our merger agreement with M&T restricts us from operating in any way other than in the ordinary course of business, and prohibits us from taking specified actions until the merger occurs, without M&T’s consent. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. In addition, uncertainty about the effect of the M&T merger on our staff members and clients may affect our business adversely. We may have difficulty retaining staff members while the merger is pending, as certain staff members may experience uncertainty about their future roles, if any, with M&T. In addition, the uncertainty caused by the pending merger could cause our clients and business associates to change their existing business relationships with us. These uncertainties may impair our ability to attract, retain, and motivate key staff members and retain and grow our client base until we complete the merger.
Termination of our merger agreement with M&T could affect our business negatively. If the merger agreement with M&T is terminated, there may be various adverse consequences. For example, our businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to contractual restrictions in the merger agreement, without realizing any of the anticipated benefits of completing the merger. Also, to the extent that the current market price of our common stock reflects a market assumption that the merger with M&T will be completed, the market price of our common stock could decline if the merger agreement is terminated. In addition, termination of our agreement with M&T could increase the possibility of further downgrades by the credit rating agencies or imminent significant additional regulatory actions, which could have a material adverse effect on our business, operating results, and financial condition.
We are subject to credit risk. This risk is associated primarily with our banks. When we make a loan through our banks, we make subjective judgments about a borrower’s ability to repay. No matter how financially sound a client or lending decision may seem, a borrower’s ability to repay can be affected adversely by economic changes and other external factors. If borrowers do not repay their loans, our levels of nonperforming assets, loan losses, and the provision for loan losses could increase.
Adverse economic conditions, especially in the mid-Atlantic region, have increased the degree of repayment risk inherent in our loan portfolio. We do most of our lending in the mid-Atlantic region. Economic conditions in this region have affected the ability of borrowers to repay their loans. Adverse conditions also have reduced the value of assets, such as property or securities that borrowers use as collateral. A reduction in the value of collateral could affect our ability to collect the balance of a loan if the borrower defaults. We do not expect the adverse conditions to improve in the near term. If these conditions persist, they could have a further material adverse effect on our results of operation and financial condition.
Our loan portfolio is concentrated in commercial loans, which constituted 74% of our total loan portfolio at December 31, 2010. Some of our commercial loans carry a higher degree of repayment risk than others. The commercial real estate — construction and commercial mortgage loans we make may carry a higher degree of repayment risk than other types of loans. The commercial real estate business is subject to downturns, overbuilding, and economic conditions. Adverse conditions in the real estate market and in the economy in general, have affected the repayment ability of these borrowers more severely than other types of borrowers.

Wilmington Trust Corporation 2010 Form 10-K	11
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
Commercial mortgage loans comprised 26% of our total loans as of December 31, 2010. Approximately 55% of these loans were for properties in Delaware. Many of our commercial mortgage loans are to developers, contactors, and construction businesses, to which we have extended other types of credit. During 2010, the financial condition of many of our commercial mortgage borrowers worsened, resulting in increased nonperforming loans, loan loss provisions, charge-offs, and losses. Further deterioration in this portfolio could increase nonperforming loans, which could lead to reduced earnings, a higher loan loss provision, and higher charge-offs, all of which could affect our results of operations and financial condition adversely.
Commercial real estate — construction loans, which we make for residential and commercial properties and for unimproved land, carry a higher degree of repayment risk than other types of loans, especially when the associated projects are not generating income. Repayment of these types of loans often depends on the ultimate success of the project, not on the borrower’s or guarantor’s ability to repay. In addition, consistent with industry practice, we sometimes fund the interest payments on a commercial construction loan by including the interest as part of the loan. This increases the total amount of the loan.
Commercial real estate — construction loans comprised 19% of our loan portfolio as of December 31, 2010. Within this portfolio, we had a geographic concentration in Delaware, where 55% of these loans were located. During 2010, the financial condition of many of our commercial real estate - construction borrowers worsened; updated appraisals indicated significant declines in collateral values, particularly for construction loans in southern Delaware; and there was continued lack of improvement in the Delaware economy. These resulted in increased nonperforming loans, loan loss provisions, charge-offs, and losses. Further deterioration of the commercial real estate - construction portfolio could result in an increase in nonperforming loans, which could lead to reduced earnings, a higher loan loss provision, and higher charge-offs, all of which could have a material adverse effect on our results of operations and financial condition.
Consumer and other retail loans comprised 26% of our total loans at December 31, 2010. Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured. Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy. In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults. During 2010, the financial condition of many of our consumer and other retail borrowers worsened. Further deterioration in this portfolio could increase nonperforming loans, which could lead to reduced earnings, higher loan loss provisions, and higher charge-offs, all of which could affect our results of operations and financial condition adversely.
We maintain a reserve for loan losses which represents our best estimate of inherent losses in our loan portfolio. We establish the reserve by charging a provision for loan losses against income. We determine the amount of the reserve by making subjective judgments about the likelihood that loans will be repaid. The information we consider includes both quantitative and qualitative

Wilmington Trust Corporation 2010 Form 10-K	12
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
Market interest rates can affect loan profitability and increase repayment risk. The interest rates on almost all of our commercial loans, and on many of our consumer and residential mortgage loans, are adjustable (floating). Floating rate loans generally carry lower initial interest rates than fixed rate loans, which may make them less profitable than fixed rate loans during the initial interest rate period. When the floating rate rises, it may be more difficult for some borrowers to repay their loans, and loan delinquencies may increase, which could result in significant increases in nonperforming loans, charge-offs, and provisions for loan losses, and have a material effect on our financial condition.
For additional discussion about how the recession and our credit risk concentrations have affected our financial results and condition, read the “Credit risk” discussion in this report.
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
Rate changes, which can affect the yields we earn on loans and investments and the rates we pay on deposits and other borrowings, can affect our net interest margin and net interest income positively or negatively, and ultimately affect our financial performance. We have experienced an extended period of historically low interest rates since 2008, which has affected our net interest income. For additional information about this, read the “Net interest income and margin” discussion in this report.
Securities in our investment portfolio are subject to credit risk, market risk, and illiquidity. The fair value of instruments in our investment securities portfolio may fall below the amount at which we purchased them, and we may be required to record these valuation declines as impairment losses. These conditions could result from factors beyond our control, including credit rating agency downgrades, issuer defaults, lack of market demand or trading activity, and instability in the credit markets. In addition, issuers of these securities may prepay or revoke instruments prior to their scheduled maturity. These conditions could affect our cash flows and earnings negatively.
Any change in current accounting principles or interpretations of those principles could affect our assessment of the fair value of our securities and our determination of whether they are other-than-temporarily impaired. Such a determination would require us to record a non-cash charge in an amount equal to the decrease in the value of the securities.
Volatility in financial markets can affect our noninterest income adversely. Some of our WAS and CCS fees, and all of our affiliate money manager fees, are based on financial market valuations of assets we or our affiliate money managers manage or hold

Wilmington Trust Corporation 2010 Form 10-K	13
in custody for clients. Changes in these valuations can affect noninterest income positively or negatively, and ultimately affect our financial results. Significant changes in the volume of activity in the capital markets, and in the number of assignments we are awarded, could also affect our financial results.
Circumstances in the mid-Atlantic region, throughout the United States, and around the world could reduce demand for our services and adversely affect our ability to conduct business. These circumstances include inflation, recession, unemployment, changes in market interest rates, money supply, tax policies, the competitive environment, economic uncertainty, military actions, and other factors beyond our control.
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

Wilmington Trust Corporation 2010 Form 10-K	14
industry have heightened competition by reducing the number of competitors. In other cases, consolidation that created very large institutions has reduced the number of independent, conflict-free competitors and improved our competitive position.
Our business could be affected adversely if we fail to develop and market new and innovative products and services, or fail to adopt or deploy new technologies. Our ability to compete for business depends in part on our ability to develop ways to differentiate our products and services and to improve efficiency. Competitive pressures plus rapid technological change in our industry require us to invest in new products and services, and to bring them to market in a timely fashion and at a competitive price, on an ongoing basis.
Developing and introducing new products can be risky. We may not achieve timeframe, price, or profitability targets. Changes in the regulatory environment, competition, and market demand could affect our ability to launch new products successfully. There could be unanticipated effects on our system of internal controls. These factors could affect our financial performance adversely.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We are required to test for impairment at least annually. During 2010, we recorded a $24.5 million impairment write-down on the goodwill related to our affiliate money manager Roxbury Capital Management (RCM) and on our Regional Banking segment. In 2008, we recorded an impairment write-down for $66.9 million on our investment in RCM.
Reductions in the value of our deferred tax assets could affect earnings adversely. A deferred tax asset (DTA) is created by the tax effect of the differences between an asset’s book value and its tax basis. We assess our DTAs periodically to determine the likelihood of our ability to realize their benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to us at the time of assessment indicates that it is more likely than not that we will not realize the DTA benefit, we are required to establish a valuation allowance for it and record a corresponding charge against earnings. Such charges could have a material adverse effect on our results of operations or financial position. During 2010, we established a $292.2 million valuation allowance against our DTAs.

Wilmington Trust Corporation 2010 Form 10-K	15
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
A significant decrease in our core deposits, an inability to obtain alternative funding to our core deposits, or a substantial, unexpected, or prolonged change in the level or cost of funding could have an adverse effect on our business and financial condition.
Our access to funding, and our ability to serve some clients, could be affected adversely by unfavorable rating actions taken by credit rating agencies. Wilmington Trust Corporation and Wilmington Trust Company are rated by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings. Unfavorable rating actions by these agencies could increase our cost of funds, reduce or limit our access to certain types of funding, place us in violation of certain covenants in client and other contracts in which we are a party, or adversely affect our ability to conduct business. On February 16, 2011, Standard & Poor’s lowered its credit ratings on Wilmington Trust Corporation and Wilmington Trust Company, citing our continued credit quality problems, our fourth quarter net loss, and further erosion of our capital. Because we expect that our credit ratings will be consistent with M&T’s upon consummation of the merger, we believe that these lower credit ratings will not have a material effect on our business, operating results, or financial condition. This or further credit rating downgrades could have a material effect on our business, operating results, or financial condition if our merger agreement with M&T is terminated.
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

Wilmington Trust Corporation 2010 Form 10-K	16
The financial services industry is subject to extensive regulation, which is undergoing major change. As a financial services institution, we are subject to financial services laws, regulations, administrative actions, and policies in each jurisdiction in which we operate.
The enactment of the Dodd-Frank Act could affect our financial results adversely. In July 2010, Congress enacted and the President signed the Dodd-Frank Act, which will impose comprehensive regulation of financial institutions. This law, among other things:
•	Establishes higher capital standards for banks and bank holding companies;
•	Enhances regulation of financial markets, including derivatives and securitization markets;
•	Prohibits banks from engaging in certain trading activities;
•	Creates a Consumer Financial Protection Bureau authorized to promulgate and enforce consumer protection regulations of financial products, which would affect both banks and non-bank finance companies;
•	Creates a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•	Eliminates the Office of Thrift Supervision and transfers oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency; and
•	Permanently increases the previously implemented temporary increase of FDIC deposit insurance to $250,000.
While it has been signed into law, numerous provisions of the Act will be implemented through rulemaking by various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented, but believe that certain aspects of the new legislation, including the increase in deposit insurance premiums and the cost of complying with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Bureau, could affect our business, financial condition, and results of operations significantly.
Because of stresses on the Deposit Insurance Fund, the FDIC has recently imposed, and could impose in the future, additional assessments on the banking industry. The financial crisis that began in 2008 caused the Deposit Insurance Fund, administered by the FDIC, to fall below required minimum levels. Although the FDIC has replenished part of the fund through higher premiums, special assessments, and prepaid premiums, we anticipate that the FDIC likely will maintain relatively high deposit insurance premiums for the foreseeable future. The FDIC imposed a special deposit insurance assessment on the banking industry in 2009, and there can be no assurance that it will not do so again. It also has required banking organizations to pre-pay deposit insurance premiums in order to replenish the liquid assets of the Deposit Insurance Fund, and it may impose similar requirements in the future. High insurance premiums and special assessments will affect our profitability adversely.
We and our subsidiaries are subject to various legal proceedings that arise from time to time in the ordinary course of business. Some of these proceedings may seek relief or damages in amounts that may be substantial. Typically these proceedings are complex, and many years may pass before they are resolved.
In addition, several legal proceedings have commenced since the announcement of our merger agreement with M&T. For more information about this, read Item 3, “Legal Proceedings,” in this report.

Wilmington Trust Corporation 2010 Form 10-K	17
Negative public opinion could damage our reputation. Negative public opinion can result from the actual or perceived manner in which we conduct business, manage actual or potential conflicts of interest and ethical issues, and protect confidential client information. It can have an adverse effect on our ability to attract and retain clients, expose us to litigation and regulatory actions, and ultimately affect our financial performance adversely.
Our ability to pay dividends on our stock depends on the financial results of our wholly owned subsidiaries, our regulators, and other factors. As a bank holding company, we conduct almost all of our business through WTC, WTFSB, and our other subsidiaries. Payments to us by these subsidiaries are the primary sources of the capital we use to pay dividends. The ability of our subsidiaries to make these payments to us is limited by their need to maintain sufficient capital and by other general regulatory restrictions on the dividends they pay us. We agreed with our regulators that Wilmington Trust Company will not pay dividends to us without prior written approval from its regulators, if such dividends would reduce its regulatory capital ratios below the minimum levels required for it to remain well capitalized under the applicable regulatory capital standards, or below the minimum levels required under its internal capital plan, whichever are higher. We also agreed with the OTS that WTFSB will not pay dividends to us without OTS approval.
We were directed by our regulators not to pay dividends on our common or preferred stock without their prior approval. Subsequent to year-end, our regulators approved the payment of our 2011 first quarter preferred stock dividend. For more information about these and other regulatory restrictions on common and preferred stock dividend payments, read Item 5 and Note 17, “Capital,” in this report.
Our certificate of incorporation may discourage unsolicited acquisition proposals. Our certificate of incorporation, our bylaws, and Delaware law include certain anti-takeover provisions. These protections could discourage potential acquisition proposals, or delay or prevent a change in control of our company. Under these provisions, we have a classified Board of Directors; we require stockholders to inform us in advance and meet certain other conditions if they nominate directors; and we have the ability to issue the balance of our 1 million shares of preferred stock and the balance of our 150 million authorized shares of common stock in the event of an unsolicited acquisition proposal. Under the CPP, as long as any of the CPP preferred shares are outstanding, we may not issue any securities senior to those shares without the consent of the holders of at least two-thirds of those shares.
Other risks could affect our earnings and damage our reputation. These include human error, systems failures, breach of fiduciary duty, fraud, and inadequate controls and procedures.
Additional information. For more information about the risks to which we are exposed, read:
•	The sections on credit risk and capital resources in the MD&A in this report.
•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.

Wilmington Trust Corporation 2010 Form 10-K	18
Item 1B. Unresolved Staff Comments
We currently have an open comment letter in which the Securities and Exchange Commission’s staff has inquired about certain matters regarding our Form 10-K for 2009 and our Forms 10-Q filed during 2010 relating to credit review, substandard and nonperforming loans, impaired loans, collateral values, goodwill, and our deferred tax asset valuation allowance. We have responded to the SEC comments and although we have not formally resolved this matter with the SEC, we believe that our responses addressed their comments in all material respects and we have incorporated the applicable responses to the SEC comments into our filings.
Item 2. Properties
Our largest properties are in downtown Wilmington, Delaware: the Wilmington Trust Center (1100 North Market Street) and the Wilmington Trust Plaza (301 West Eleventh Street). Our headquarters are in the Wilmington Trust Center, which is owned by Rodney Square Investors, L.P., one of our subsidiaries. At the end of 2010, the outstanding mortgage on this building was $31.5 million. There is no mortgage on the Wilmington Trust Plaza, an operations facility owned by one of our subsidiaries.
At December 31, 2010, our branch office (as defined by banking regulators) and other office locations were as follows:
•	Arizona: One office in Phoenix.
•	California: One office each in Los Angeles and Costa Mesa.
•	Connecticut: One office each in Guilford and Stamford.
•	Delaware: 48 branch offices throughout the state (24 in New Castle County, including one each at the Wilmington Trust Center and Wilmington Trust Plaza; 8 in Kent County; and 16 in Sussex County), plus 1 retirement services administrative office in Wilmington.
•	Florida: One branch office in North Palm Beach and one office each in Palm Beach, Stuart, and Vero Beach.
•	Georgia: One office in Atlanta.
•	Maryland: One branch office in Baltimore and one office in Bel Air.
•	Massachusetts: One office in Boston.
•	Michigan: One office in Birmingham.
•	Minnesota: One office in Minneapolis.
•	Nevada: One office in Las Vegas.
•	New Jersey: One office each in Jersey City, Mt. Laurel, and Princeton.
•	New York: Two offices in New York City.
•	Pennsylvania: One branch office each in Bethlehem, Doylestown, Philadelphia, Villanova, and West Chester.
•	South Carolina: One office in Charleston.
•	Vermont: One office in Burlington.
•	Europe: One office each in the Channel Islands (Jersey), England (London), Ireland (Dublin), Germany (Frankfurt), Luxembourg, and The Netherlands (Amsterdam).
•	Caribbean: One office in Grand Cayman, Cayman Islands.

Wilmington Trust Corporation 2010 Form 10-K	19
We own 29 of these offices. We lease space for the others. We believe these offices are suitable and adequate for our needs, and that we could accommodate further growth by utilizing existing capacity or by acquiring or renting additional space. More information about our lease obligations is in the discussion of contractual obligations, which is in the MD&A and in Note 14, “Commitments and contingencies,” in this report.
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
On November 5, 2010, two purported stockholders of Wilmington Trust Corporation filed lawsuits in the Delaware Court of Chancery, captioned Medich v. Wilmington Trust Corporation, et al., C.A. No. 5958 (Del. Ch.) and Yi v. Wilmington Trust Corporation, et al., C.A. No. 5959 (Del. Ch.). On November 9, 2010, a third purported stockholder of Wilmington Trust Corporation filed a lawsuit in the Delaware Court of Chancery captioned Burie v. Foley, et al., C.A. No. 5970 (Del. Ch.). On December 8, 2010, these complaints were consolidated under the caption In re Wilmington Trust Corporation Shareholders Litigation, C.A. No. 5958-VCL (Del. Ch.). On December 10, 2010, plaintiffs filed an amended and consolidated complaint (Consolidated Complaint). On December 20, 2010, the defendants moved to dismiss the Consolidated Complaint.
The Consolidated Complaint names as defendants us, each of the current members of our Board of Directors (Director Defendants), M&T, and MTB One, Inc (Merger Sub). It is brought on behalf of a putative class of our common stockholders and seeks a declaration that it is properly maintainable as a class action. The Consolidated Complaint alleges that the director defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the merger, and also alleges that M&T

Wilmington Trust Corporation 2010 Form 10-K	20
and Merger Sub aided and abetted those breaches of fiduciary duty. It further alleges that the Director Defendants improperly favored M&T and discouraged alternative bids by agreeing to the merger agreement’s no-solicitation provision, termination fee provision, and notification clause. In addition, the Consolidated Complaint claims that the consideration to be received by our common stockholders is inadequate and unfair. Finally, the Consolidated Complaint claims that the Form S-4 filed by the defendants in connection with the merger omits material information. It alleges deficiencies in the descriptions of negotiations with interested parties, failure to disclose the identity of one financial advisor and the fees payable to all financial advisors, and failure to adequately explain the financial advisors’ valuation analyses. The Consolidated Complaint claims that, without this information, our stockholders cannot meaningfully determine whether or not to approve the merger.
The Consolidated Complaint seeks declaratory and injunctive relief to prevent the consummation of the merger, a constructive trust over any benefits improperly received by the defendants, and costs, including plaintiffs’ attorneys’ and experts’ fees.
We and M&T believe that the claims asserted are without merit and intend to defend vigorously against this lawsuit.
Securities litigation
Between November 18, 2010, and December 10, 2010, four purported purchasers of our common stock filed lawsuits in the United States District Court for the District of Delaware captioned Pipefitters Local 537 Annuity Fund v. Wilmington Trust Corporation, et al., C.A. No. 10-990-LPS (D. Del.), Rooney v. Wilmington Trust Corporation, et al., C.A. No. 10-995-LPS (D. Del.), Elzagha v. Wilmington Trust Corporation, et al., C.A. No. 10-1020-LPS (D. Del.), and Lynch v. Wilmington Trust Corporation, et al., C.A. No. 10-1086 (D. Del.), which we refer to as the Lynch Lawsuit. One or more of the lawsuits asserted claims against us, certain of our current and former executive officers and directors, J.P. Morgan, and Keefe, Bruyette & Woods. All four lawsuits allege violations of Sections 10(b) and 20(a) of the 1934 Securities Exchange Act and Rule 10b-5 thereunder. One of the lawsuits also alleges violations of Section 11 of the 1933 Securities Act. All of the lawsuits allege that the defendants knowingly made materially false and misleading statements and omissions in press releases and securities filings regarding our loan loss provisions, reserves, and loan charge-offs. The complaints allege that these actions artificially inflated the price of our common stock, and that the stock price fell as a result of certain disclosures that allegedly revealed the purported misrepresentations. One of the lawsuits alleges that the defendants made false and materially misleading statements in the materials used in our February 23, 2010, offering of common stock. All of the lawsuits seek compensatory damages, interest, and costs, including attorneys’ and experts’ fees. On February 7, 2011, the plaintiff in the Lynch Lawsuit filed a Notice of Voluntary Dismissal voluntarily dismissing all claims against the defendants asserted in the Lynch Lawsuit.
On January 18, 2011, four groups of purported purchasers of our common stock filed motions in the United States District Court for the District of Delaware seeking to consolidate these four lawsuits and be appointed lead plaintiffs. As of the filing date of this report, the Court had not yet ruled on these motions.
We believe the claims asserted in these lawsuits are without merit and intend to defend vigorously against them.

Wilmington Trust Corporation 2010 Form 10-K	21
ERISA litigation
On December 20, 2010, participants in the Wilmington Trust Thrift Savings Plan (the Plan) filed a lawsuit in the United States District Court for the District of Delaware captioned Outten, et al., v. Wilmington Trust Corporation, et al., C.A. No. 10-1114-SD (D. Del.) (Outten Lawsuit). On January 31, 2011, another participant in the Plan filed a lawsuit in the United States District Court for the District of Delaware captioned Gray v. Wilmington Trust Corporation, et al., C.A. No. 11-cv-00101-SD (D. Del.) (Gray Lawsuit). Both lawsuits name as defendants Wilmington Trust, Wilmington Trust Company, the Wilmington Trust Corporation Employee Benefits Committee (the Committee), and certain executive officers and employees who are alleged to have served on the Committee at some time from January 1, 2008, to the present for the Outten Lawsuit, and from December 31, 2006 to December 31, 2010 for the Gray Lawsuit (the Class Periods). The Gray Lawsuit also names as a defendant a former director and executive officer of Wilmington Trust.
These lawsuits are brought on behalf of a purported class of all participants and beneficiaries of the Plan whose Plan accounts were invested in our stock during the Class Periods. The complaints allege that the defendants violated the Employee Retirement Income Security Act (ERISA) by failing to act solely in the interest of the Plan’s participants and beneficiaries, and by failing to exercise the required skill and care in administering the Plan and its assets during the Class Periods. The complaints claim that the defendants allowed investment of the Plan’s assets in our common stock throughout the Class Periods, despite the fact that the defendants knew, or should have known, that such investment was not a suitable investment for the Plan. The complaints further allege that the defendants failed to provide them with necessary information regarding Wilmington Trust’s financial condition, and that the defendants placed their own pecuniary interests above the interests of the Plan’s participants. The defendants also are alleged to have failed to share information regarding Wilmington Trust with the fiduciaries of the Plan and failed to monitor the fiduciaries.
These lawsuits seek declaratory and injunctive relief, damages in the form of Plan losses, and an award of attorneys’ fees.
We believe the claims asserted are without merit and intend to defend vigorously against these lawsuits.
As of March 1, 2011, other than the matters discussed above, we believed there were no other outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to security holders for a vote during the fourth quarter of 2010.

Wilmington Trust Corporation 2010 Form 10-K	22
PART II
Item 5. Market for the Registrant’s Common Equity, related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed and traded principally on the New York Stock Exchange under the symbol WL.
Statistical information

As of and for the year ended December 31	2010	2009	2008

Stockholders of record (approximate)	7,379	7,278	7,534
Diluted shares outstanding (average)	87,367,435	68,965,938	67,453,648
Basic shares outstanding (period end)	91,430,365	69,396,986	69,113,448
Market capitalization (period end)	$0.40 billion	$0.86 billion	$1.54 billion

As of February 25, 2011, we had approximately 7,279 stockholders of record of our common stock and one shareholder of record of our Series A preferred stock.
We have agreed not to repurchase our stock without prior written approval from our regulators. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued to it under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without the prior approval of our regulators. Our merger agreement with M&T also restricts our ability to repurchase any of our stock without M&T’s consent.
COMMON STOCK PRICE PERFORMANCE AND DIVIDENDS
The graph below compares the cumulative total stockholder return (including price appreciation and dividend reinvestments) on our common stock with all companies in the Standard & Poor’s 500 Index (S&P 500) and companies in the Keefe, Bruyette & Woods (KBW) Regional Banking Index (ticker symbol: KRXTR) over the past five years, assuming an initial investment of $100 at the close of business on December 31, 2005. The KBW Regional Banking Index includes most major regional banks, weighted by market capitalization. We regard it as a proxy for the stock price performance of large banks throughout the United States.
total return on Wilmington trust common stock
As of December 31

Wilmington Trust Corporation 2010 Form 10-K	23
cumulative total stockholder return

As of December 31	2005	2006	2007	2008	2009	2010

WL	$100.0	$109.9	$95.2	$63.9	$36.5	$12.9
S&P 500 Index	$100.0	$115.8	$122.1	$76.9	$97.3	$112.0
KBW Regional Bank Index	$100.0	$108.6	$84.7	$69.0	$53.7	$64.7

common stock price performance1 and per-share dividends paid

	2010			2009			2008
			Dividend			Dividend			Dividend
Period	High	Low	paid	High	Low	paid	High	Low	paid

First quarter	$17.03	$11.71	$0.01	$22.53	$6.76	$0.1725	$35.50	$27.78	$0.335
Second quarter	$20.23	$10.72	$0.01	$18.66	$9.03	$0.1725	$35.17	$26.26	$0.345
Third quarter	$12.78	$8.35	$0.01	$15.82	$9.75	$0.0100	$46.75	$20.50	$0.345
Fourth quarter	$9.64	$3.88	$—	$15.90	$11.45	$0.0100	$31.07	$19.49	$0.345
Full year	$20.23	$3.88	$0.03	$22.53	$6.76	$0.3650	$46.75	$19.49	$1.370

[1]	Intraday trading prices.
At the direction of our regulators, we did not declare a dividend on our common stock for the third or fourth quarters of 2010. These dividends would have been paid in the 2010 fourth quarter and the 2011 first quarter, respectively. Prior to this, we reduced our quarterly dividend on our common stock to $0.01 per share on July 22, 2009. Our ability to pay dividends on our common stock is limited by our participation in the CPP, other regulatory restrictions, our merger agreement with M&T, and our own prudent capital management policies. Our policy is not to pay dividends that would reduce our regulatory capital ratios below the level required for us to qualify as a well-capitalized financial institution. For more information about these regulatory capital ratios, read the capital resources section in this report.
Wilmington Trust Company may not pay any dividends to us that would cause its regulatory capital ratios to fall below the minimum levels required for it to remain a well-capitalized institution, under the applicable regulatory capital standards, or the minimum levels required under its internal capital plan, whichever are higher, without prior written approval from its regulators. We also agreed with the OTS that WTFSB will not pay dividends to us without OTS approval. For more information about our dividends and restrictions on our ability to pay them, read the capital resources discussion, Item 1-A, “Risk factors,” and Note 17, “Capital,” in this report.
per-share price and book value

	2010		2009		2008
At quarter end	Closing price	Book value [1]	Closing price	Book value [1]	Closing price	Book value

First	$16.57	$13.49	$9.69	$14.64	$31.10	$16.99
Second	$11.09	$12.20	$13.66	$14.26	$26.44	$15.84
Third	$8.98	$8.13	$14.20	$14.29	$28.83	$15.60
Fourth	$4.34	$5.76	$12.34	$14.17	$22.24	$14.65

[1]	Does not include preferred stock and noncontrolling interest.

Wilmington Trust Corporation 2010 Form 10-K	24
securities authorized for issuance under equity compensation plans

	(a)	(b)	(c)
	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants, and rights	warrants, and rights	securities reflected in column a)

Equity compensation plans approved by security holders	7,196,109	$30.33	1,774,983
Equity compensation plans not approved by security holders	—	—	—

Total	7,196,109	$30.33	1,774,983

SHARE REPURCHASES
Our current share repurchase plan, which our Board of Directors authorized in April 2002, permits us to buy back up to 8 million shares of Wilmington Trust common stock. Our share repurchase activity reflects how we choose to deploy capital, and our decisions are not driven solely by share price.
We did not repurchase any of our shares under this program during 2010, 2009, or 2008. We have agreed not to repurchase our stock without prior written approval from our regulators, and any such repurchase would be subject to the restrictions contained in our merger agreement with M&T. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators.
share repurchase plan activity

As of and for the year ended December 31	2010	2009	2008

Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased (in millions)	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204

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
share repurchase activity during the fourth quarter of 2010

			Total number of shares	Maximum number of shares
	Total number of	Average price	purchased as part of publicly	that may yet be purchased
Period	shares repurchased	paid per share	announced plans or programs	under the plans or programs [1]

October	—	—	—	15,178,705
November	—	—	—	15,175,055
December	—	—	—	15,300,225
Total	—	—	—	15,300,225

[1]	In April 2002, our Board of Directors authorized the repurchase of up to 8 million shares of our common stock.

Wilmington Trust Corporation 2010 Form 10-K	25
Item 6. Selected Financial Data

As of and for the year ended December 31

(dollars in millions, except per-share amounts)	2010 [3,4]	2009 [4]	2008 [3,4]	2007	2006 [3]

INCOME STATEMENT
Interest income	$366.6	$437.2	$611.4	$722.2	$674.8
Net interest income	277.1	318.2	357.7	368.9	363.1
Provision for loan losses	699.7	205.0	115.5	28.2	21.3
Noninterest income	396.7	362.7	294.0	386.3	346.1
Noninterest expense	641.7	515.6	561.3	444.4	471.6
Net (loss)/income attributable to Wilmington Trust Corporation	(720.1)	(4.4)	(23.6)	182.0	143.8
Dividends and accretion on preferred stock	18.2	18.3	0.9	—	—

Net (loss)/income available to common stockholders	$(738.3)	$(22.7)	$(24.5)	$182.0	$143.8

SELECTED PER-SHARE DATA
Total basic common shares issued and outstanding (in millions)	87.4	69.0	67.5	67.9	68.4
Total diluted common shares issued and outstanding (in millions)	87.4	69.0	67.5	68.9	69.7
Basic (loss)/income per common share	$(8.45)	$(0.33)	$(0.36)	$2.68	$2.10
Diluted (loss)/income per common share	(8.45)	(0.33)	(0.36)	2.64	2.06
Cash dividends paid per common share	0.03	0.365	1.370	1.320	1.245
Book value[1,2]	5.76	14.17	14.65	16.70	15.47
Stock price[2]	4.34	12.34	22.24	35.20	42.17
Price/earnings multiple	N/M	N/M	N/M	13.13	20.08

BALANCE SHEET[2]
Total assets	$10,932.6	$11,097.1	$12,318.9	$11,485.7	$11,157.0
Long-term debt	595.0	442.9	468.8	267.8	388.5

SELECTED BALANCES, ON AVERAGE
Investment securities	$747.0	$855.8	$1,561.2	$1,863.5	$1,884.0
Loans	8,419.6	9,243.5	9,200.0	8,212.0	7,699.8
Reserve for loan losses	(350.4)	(175.5)	(108.1)	(95.5)	(91.8)
Earning assets	9,893.6	10,358.9	10,910.1	10,126.3	9,645.7
Total assets	10,765.5	11,349.2	11,881.2	10,997.4	10,495.1
Core deposits	6,992.9	6,490.3	5,333.6	5,045.5	4,936.7
Stockholders’ equity	1,372.7	1,331.6	1,103.3	1,091.2	1,059.4

SELECTED FINANCIAL RATIOS
(Loss)/return on average common stockholders’ equity[1]	(68.67)%	(0.44)%	(2.17)%	16.68%	13.58%
(Loss)/return on average assets	(6.69)	(0.04)	(0.20)	1.65	1.37
Average common equity to asset ratio	9.74	8.89	9.13	9.92	10.09
Net interest margin	2.81	3.08	3.28	3.67	3.79
Nonperforming asset ratio (including OREO[5] and loans held for sale)	15.02	5.76	2.19	0.95	0.44
Loan loss reserve ratio[2]	5.86	2.80	1.63	1.19	1.16
Net charge-off ratio	6.06	1.21	0.57	0.26	0.24

CAPTIAL RATIOS
Risk-based capital ratio	12.29%	14.31%	13.97%	11.21%	12.10%
Tier 1 risk-based capital ratio	7.51	9.86	9.24	7.73	8.25
Tier 1 leverage capital ratio	6.02	10.10	8.77	7.18	7.39
Tangible common equity to asset ratio	1.53	5.42	5.12	6.76	6.76

SELECTED STATISTICS
Assets under management[6]	$43,640.7	$42,136.2	$36,504.3	$35,934.7	$31,222.9
Staff members (full-time-equivalent)[2]	2,793	2,898	2,946	2,672	2,574

[1]	Does not include preferred stock and noncontrolling interest.

[2]	At year-end.

[3]	2010, 2008, and 2006 results included non-cash goodwill impairment write-downs of $24.5 million, $66.9 million, and $72.3 million, respectively.

[4]	2010, 2009, and 2008 results included securities write-downs of $37.9 million, $77.5 million, and $130.7 million, respectively.

[5]	Other real estate owned.

[6]	At Wilmington Trust. Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

Wilmington Trust Corporation 2010 Form 10-K	26
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Wilmington Trust Corporation, a financial holding company headquartered in Delaware, is a relationship management company that helps individual and institutional clients increase and preserve their wealth. Our company was founded by members of the du Pont family in 1903. Since then, we have been in the business of building long-term relationships with clients.
We offer diversified financial services through three businesses:
•	Regional Banking Services. This business serves commercial clients throughout the mid-Atlantic region and consumer clients in the state of Delaware.
•	Wealth Advisory Services (WAS). This business serves high-net-worth clients throughout the United States and in 32 other countries.
•	Corporate Client Services (CCS). This business serves institutional clients in 90 countries.
Collectively, our three businesses generate a diversified mix of revenue.
In the pages that follow, we summarize our 2010 performance and discuss each of our businesses in more detail. Throughout this report, we use “net (loss)/income” to mean “net (loss)/income attributable to Wilmington Trust Corporation.” Our comments in this report reflect our best estimates of the trends we know about, anticipate, and believe are relevant to future operations. In the future, however, actual results may differ from our estimates.
EXECUTIVE SUMMARY
We reported a $720.1 million net loss for 2010. After dividends and accretion on preferred stock, the net loss available to common stockholders was $738.3 million, or $8.45 per share.
The primary causes of this loss were:
•	A $699.7 million provision for loan losses. In comparison, the 2009 provision was $205.0 million. The 2010 increase reflected the pressures of the protracted recessionary environment in Delaware, which continued to intensify commercial loan repayment problems, particularly in the commercial construction loan portfolio, the financial conditions of many of our borrowers weakened, and appraisals revealed significant declines in collateral valuations. As a result, we downgraded the risk ratings of more loans, transferred more loans to nonaccruing status, charged off more loans, and increased the reserve for loan losses. If these economic conditions continue in the future, we could have additional increases in nonaccruing loans, risk rating downgrades, charge-offs, and our reserve for loan losses.

Wilmington Trust Corporation 2010 Form 10-K	27
•	A significant increase in income tax expense, following the establishment of a $292.2 million valuation allowance against our net deferred tax asset during 2010. We recorded this valuation allowance because we no longer believe it is more likely than not that tax benefits recorded previously will be realizable in the future.
•	Approximately $74.8 million of costs related to credit problems. This included write-downs and losses on other real estate owned, the reserve for unfunded lending commitments, and legal and other expenses associated with loan recoveries, workouts, and dispositions.
•	A $24.5 million goodwill impairment write-down on our affiliate money manager Roxbury Capital Management (RCM) and our Regional Banking segment.
These items overshadowed the strong performance of our CCS business, which contributed $199.2 million of noninterest income. Total noninterest income accounted for 61% of total revenue (net interest income before the provision for loan losses, plus noninterest income, excluding securities gains and losses and OTTI securities charges).
Because of the 2010 net loss, our capital and regulatory capital ratios declined from December 31, 2009, even though we raised additional capital in a common stock issuance during the 2010 first quarter. Our regulatory capital ratios at December 31, 2010, although lower than at year-end 2009, continued to exceed the minimums required by regulators for banks and bank holding companies to be considered well-capitalized. Subsequent to year-end, the OTS deemed Wilmington Trust FSB to be adequately capitalized and set targets for its future capital ratios. At the direction of our regulators, our Board of Directors did not declare a dividend on our common stock for the 2010 third and fourth quarters.
We improved our credit risk management practices in 2010, and we added $189.3 million to the reserve for loans losses, which brought it to $440.8 million. Nonperforming asset levels continued to trend higher, however, to $1.1 billion at year-end 2010, compared to $518.7 million at year-end 2009.
Since there is no significant economic or real estate recovery on the horizon in Delaware, there is little assurance our loan portfolio will strengthen significantly in the near term or that our capital position will not erode further. Current conditions increase the possibility of further downgrades by the credit rating agencies or adverse regulatory actions, either or both of which could compromise our businesses, including CCS and WAS. These two fee-based businesses continue to perform well, are established leaders in their markets, and have positive long-term prospects. We believe it is important to do all we can to protect and nourish those businesses as well as address the issues in our banking franchise.
For these reasons, management and the Board of Directors carefully studied the company’s strategic options during 2010. In the process, we reviewed a wide range of alternatives. Based on discussions we had with our regulators, we believed that, without a change-of-control transaction acceptable to them, we likely would face imminent significant regulatory actions, which likely would result in a dramatic worsening of our business prospects.

Wilmington Trust Corporation 2010 Form 10-K	28
Ultimately, the Board determined that the best option for our stockholders, as well as our clients and staff members, was a merger with M&T Bank Corporation. On November 1, 2010, we announced that we signed a definitive merger agreement with M&T. If the merger is completed, we will become a wholly-owned subsidiary of M&T. Completion of the merger is subject to certain conditions, including, approval by our stockholders and regulators.
M&T intends to hold our WAS and CCS businesses as distinct divisions within its corporate structure, and to continue to operate them under the Wilmington Trust brand, with expanded access to M&T’s clients and markets. M&T expects to combine our commercial bank with its own banking footprint under the M&T name.
Additional details about each of our businesses and our 2010 performance are discussed in greater detail in the following sections of this report. For more information about the merger, read Note 1, “Adverse financial condition and the proposed merger with M&T Bank Corporation,” in the consolidated financial statements in this report.
CHANGES IN FINANCIAL CONDITION
At December 31, 2010, our assets totaled $10.93 billion, which was a $164.5 million decrease from year-end 2009. This decline was the result of:
•	A $1.44 billion, or 16%, decrease in loan balances. Decreases occurred throughout the portfolio, due to charge-offs, loan pay downs, and weak demand for new loans. In addition, $52.5 million of loans were reclassified as loans held for sale at year-end 2010. This brought total loan balances at period-end to $7.53 billion.
•	A $189.3 million increase in the reserve for loan losses, which brought the reserve to $440.8 million, or 5.9% of total loans outstanding.
•	A $271.8 million decline in investment securities balances, primarily due to calls, maturities, and sales of securities as well as other-than-temporary impairment charges.
Partially offsetting these declines was a $1.93 billion increase in interest-bearing deposits in other banks, which reflected an increase in our liquidity. This increased liquidity resulted from decreases in loan and investment balances and increases in national brokered certificates of deposit and long-term debt. In accordance with our contingency funding plan, we enhanced liquidity during 2010 because of the potential negative impact from our loan credit quality problems and our net losses.
At December 31, 2010, liabilities totaled $10.08 billion, a $290.9 million increase from year-end 2009. This change was the result of:
•	A change in the funding mix between national brokered CDs and short-term borrowings. National brokered CD balances increased 44% to $1,832.0 million, while short-term borrowings decreased 80% to $123.2 million. On a combined basis, however, the increase in national brokered CDs and short-term borrowings was 4%, or $80.8 million. We typically adjust the mix of these two funding sources according to our maturity and pricing preferences.
•	A $152.1 million increase in long-term debt, primarily due to advances from the Federal Home Loan Bank taken during 2010. For more information about these advances, read Note 13, “Borrowings,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	29
Stockholders’ equity declined $455.4 million from December 31, 2009, mainly because of the net loss that we experienced during 2010, but was partially offset by the 21.7 million share common stock issuance completed on March 1, 2010. This issuance netted proceeds of $274 million, which qualified as both tangible common equity and regulatory Tier 1 capital. We used the proceeds for general corporate purposes. Since the offering, we have contributed $400 million of capital to our wholly-owned bank subsidiaries.
At December 31, 2010, all of our regulatory capital ratios continued to exceed the minimums required by regulators for banks and bank holding companies to be considered well-capitalized. However, banking regulators make qualitative judgments about the components of our capital, risk weightings, and other factors. Their views of our financial condition and circumstances could cause them to adjust their well-capitalized minimum standards. Subsequent to year-end, the OTS deemed Wilmington Trust FSB to be adequately capitalized and set targets for its future capital ratios. For additional information about this, read Note 26, “Subsequent events,” in the consolidated financial statements in this report. Further declines in our regulatory capital ratios could result in formal regulatory actions that could compromise our ability to conduct businesses.
For more information about changes in our financial condition, read the following sections of this report:
•	The Regional Banking discussion.
•	The investment securities discussion and Note 7, “Investment securities.”
•	The capital resources discussion and Note 17, “Capital.”
•	The Consolidated Statement of Changes in Stockholders’ Equity.
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
Our investment securities balances were $588.7 million at December 31, 2010, which was $271.8 million lower than at the end of 2009. This decline was caused primarily by:
•	$390.3 million of maturities and sales of U.S. Treasury securities.
•	$700.4 million of maturities and calls of government agency securities.
•	$20.6 million of sales and calls of preferred stock, which resulted in net securities gains of $3.8 million.
•	$57.3 million of security write-downs that were deemed OTTI under GAAP. Of this amount, $37.9 million was credit-related and was recorded as an other-than-temporary impairment loss in the statement of income. For additional information about other-than-temporary impairments, read Note 11, “Investment securities,” in the consolidated financial statements in this report.
There was significant turnover in the portfolio during 2010. The declines discussed above were partially offset by $933.2 million of U.S. Treasury and government agency securities purchases during 2010. As calls and maturities occurred during 2010, we purchased these additional securities for collateral purposes. These changes caused the mix of investment securities, on a percentage basis, to shift.

Wilmington Trust Corporation 2010 Form 10-K	30
investment securities portfolio composition
As of December 31

	2010		2009
		Percent of		Percent of
(dollars in millions)	Amount	portfolio	Amount	portfolio

U.S. Treasury securities	$48.9	8%	$232.8	27%
Government agency securities [1]	245.9	42	225.1	26
Obligations of state and political subdivisions	9.5	1	5.7	1
Collateralized mortgage obligations	27.2	5	51.2	6
Mortgage-backed debt securities	145.4	25	203.4	23
Trust-preferred securities:
Single-issue trust-preferred securities	58.5	10	57.7	7
Pooled trust-preferred securities	41.8	7	53.3	6

Total trust-preferred securities	100.3	17	111.0	13
Preferred stock	4.5	1	23.9	3
Other marketable equity securities	7.0	1	7.4	1

Total investment securities	$588.7	100%	$860.5	100%

Amount invested in fixed rate instruments	$476.2	81%	$723.6	84%

[1]	Includes $0.5 million of non-U.S. government agency securities.
average life and duration
As of December 31

	2010	2009

Average life	7.67	6.23
Duration	(3.36)	(0.49)

Attrition and depressed TruPS valuations caused the portfolio’s average life and duration to change. The negative duration of the portfolio in total was caused by the lower TruPS valuations and historically low market interest rates. Excluding trust preferred securities (TruPS), duration would have been 1.28 years at December 31, 2010, and 1.38 years at December 31, 2009.
For additional information about our investment securities, their valuations, and related write-downs, read the Consolidated Statements of Cash Flows, Note 15, “Fair value measurement of assets and liabilities,” and Note 7, “Investment securities,” in this report.

Wilmington Trust Corporation 2010 Form 10-K	31
RESULTS OF OPERATIONS
We reported a $720.1 million net loss for 2010, compared to a $4.4 million net loss for 2009. Highlights of our 2010 net loss, compared to 2009, include:
•	A $41.1 million decline in net interest income, caused mainly by a decline in loan and investment balances and an increase in nonaccruing loans;
•	A $494.7 million increase in the provision for loan losses that stemmed from an increase in problem loans during 2010;
•	A $126.1 million increase in noninterest expense, which included write-downs and losses on other real estate owned, the reserve for unfunded lending commitments, and legal and other expenses associated with loan recoveries, workouts, and dispositions;
•	An $88.1 million increase in tax expense, caused mainly by our deferred tax asset valuation allowance; and
•	A $34.0 million increase in noninterest income, attributable primarily to an increase in CCS revenue, partially offset by a decrease in WAS revenue.
We discuss each of these topics in greater detail in other sections of this report.
After adjusting for dividends on preferred shares, the net loss available to common stockholders was $738.3 million for 2010, or $8.45 per common share.
weighted average common shares outstanding
For the years ended December 31

(in thousands)	2010	2009	2008

Common shares outstanding (diluted)	87,367	68,966	67,454
Our net loss per common share was affected by the increase in common shares outstanding, compared to 2009. This increase was due to the issuance of 21.7 million shares on March 1, 2010. For additional information about this common stock issuance, read the capital resources discussion in this report.
THE REGIONAL BANKING BUSINESS
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

Wilmington Trust Corporation 2010 Form 10-K	32
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
The severity of the recession and lack of sustained economic recovery during 2010 continued to affect our Regional Banking business, and resulted in a higher provision for loan losses and lower net interest income for the year. Because of this, operating income from the Regional Banking segment declined in 2010.
regional banking operating income
For the years ended December 31

(in millions)	2010	2009	2008

Segment operating net (loss)/income	$(605.0)	$4.6	$72.7

For more information about Regional Banking operating income, read Note 24, “Segment reporting,” in this report.

Wilmington Trust Corporation 2010 Form 10-K	33
LOANS
Our discussion of loans in this section exclude loans held for sale, unless otherwise indicated. For details about loans held for sale, read Note 8, “Loans, loans held for sale, and OREO,” in this report.
Total loan balances declined $1.44 billion, or 16%, during 2010, due to weak demand for new loans, loans charge-offs, and loan pay downs. There were balance declines in all commercial loan categories, consumer loans, and loans secured with investments. Approximately 79% of total loans outstanding at December 31, 2010, were floating rate loans.
total loans outstanding
As of December 31

(in millions)	2010	2009	2008	2007	2006

Commercial loans:
Commercial, financial, and agricultural	$2,178.6	$2,627.0	$2,966.3	$2,594.9	$2,533.5
Commercial real estate — construction	1,429.1	1,956.4	1,923.8	1,780.4	1,663.9
Commercial mortgage — owner occupied	1,041.8	1,095.3	982.2	724.1	547.2
Commercial mortgage — non-owner occupied	917.7	1,007.0	888.0	739.3	748.9

Total commercial loans	5,567.2	6,685.7	6,760.3	5,838.7	5,493.5
Retail loans:
Residential mortgage	434.6	431.0	571.2	562.0	536.9
Consumer loans:
Home equity	539.0	568.6	565.4	492.6	488.3
Indirect	411.6	613.4	891.5	748.2	687.0
Credit card	65.1	66.4	67.8	69.1	64.5
Other consumer	118.6	160.5	208.2	261.7	277.2

Total consumer loans	1,134.3	1,408.9	1,732.9	1,571.6	1,517.0
Secured with investments [1]	389.8	441.6	554.7	503.5	547.5

Total retail loans	$1,958.7	$2,281.5	$2,858.8	$2,637.1	$2,601.4

[1]	Loans secured with investments are mainly loans to WAS clients. They do not indicate trends in the Regional Banking business.
loan portfolio composition on a percentage basis
As of December 31

	2010	2009	2008	2007	2006

Commercial loans:
Commercial, financial, and agricultural	29%	29%	31%	31%	31%
Commercial real estate — construction	19%	22%	20%	21%	21%
Commercial mortgage — owner occupied	14%	12%	10%	9%	7%
Commercial mortgage — non-owner occupied	12%	12%	9%	9%	9%

Total commercial loans	74%	75%	70%	69%	68%
Retail loans:
Residential mortgage	6%	5%	6%	7%	7%
Consumer loans:
Home equity	7%	6%	6%	6%	6%
Indirect	6%	7%	9%	8%	8%
Credit card	1%	1%	1%	1%	1%
Other consumer	1%	1%	2%	3%	3%

Total consumer loans	15%	15%	18%	18%	18%
Secured with investments[1]	5%	5%	6%	6%	7%
Total retail loans	26%	25%	30%	31%	32%

[1]	Loans secured with investments are mainly loans to WAS clients. They do not indicate trends in the Regional Banking business.

Wilmington Trust Corporation 2010 Form 10-K	34
The composition of the loan portfolio by loan type remained relatively similar to year-end 2009. The mix of loans by geographic market also remained relatively unchanged. The Delaware market accounted for 52% of total loans outstanding at December 31, 2010, compared with 54% at December 31, 2009.
total loans by geographic market
As of December 31

	2010		2009		2008
		As a % of		As a % of		As a % of
(dollars in millions)	Amount	total loans	Amount	total loans	Amount	total loans

Delaware	$3,936.8	52%	$4,799.0	54%	$5,162.9	54%
Pennsylvania	1,761.2	24%	2,105.0	23%	2,232.5	23%
Maryland	841.8	11%	933.2	10%	966.9	10%
New Jersey	611.3	8%	689.2	8%	694.5	7%
Other	374.8	5%	440.8	5%	562.4	6%

	$7,525.9		$8,967.2		$9,619.2

COMMERCIAL LENDING
Most of our commercial loans have floating rates, are secured by the borrower’s assets, and are supported by personal guarantees. Decreases occurred in all categories of commercial loans from year-end 2009, most notably in commercial, financial, and agricultural (CF&A) loans and commercial construction loans. At December 31, 2010, commercial loans made up approximately 74% of our total loan portfolio. Although this was down slightly from 75% at year-end 2009, commercial loans continued to be the largest portion of our total loan portfolio.
The geographic distribution of commercial loans at December 31, 2010, remained similar to year-end 2009, with most of our commercial loans continuing to come from clients in Delaware.
commercial loans by geographic market
As of December 31

	2010		2009		2008
		As a % of total		As a % of total		As a % of total
(dollars in millions)	Amount	commercial loans	Amount	commercial loans	Amount	commercial loans

Delaware	$2,854.5	51%	$3,601.9	54%	$3,707.9	55%
Pennsylvania	1,412.0	25%	1,696.4	25%	1,749.2	26%
Maryland	654.7	12%	684.2	10%	632.3	9%
New Jersey	484.7	9%	509.7	8%	490.6	7%
Other	161.3	3%	193.5	3%	180.3	3%

	$5,567.2		$6,685.7		$6,760.3

On a percentage basis, the mix of loans by size shifted slightly from year-end 2009, as the volume of loans in amounts of $10 million or less increased slightly. At December 31, 2010, approximately 74% of commercial loan balances were for amounts of $10 million or less, compared with 73% at year-end 2009.

Wilmington Trust Corporation 2010 Form 10-K	35
commercial loans by loan amount 1
As of December 31

	2010	2009	2008

Less than $250,000	3%	3%	3%
$250,000 to $1 million	11%	10%	10%
$1 million to $5 million	39%	38%	36%
$5 million to $10 million	21%	22%	23%
$10 million to $20 million	16%	18%	18%
More than $20 million	10%	9%	10%

[1]	Aggregated by Employer Identification Number or Social Security Number
At December 31, 2010:
•	Approximately 54% of commercial loans were scheduled to mature within 5 years. This is similar to 59% at December 31, 2009.
•	Of the 90% of commercial loans with floating rates, 43% were tied to a prime rate, and 38% were tied to the 30-day London interbank offered rate (Libor).
For more information about the pricing characteristics of commercial loans, read the interest rate risk discussion in this report.
commercial loan maturities and interest rate sensitivities
As of December 31, 2010

	Less than	1 through	More than	Total gross
(in millions)	1 year	5 years	5 years	loans

Commercial, financial, and agricultural	$943.9	$624.4	$610.3	$2,178.6
Commercial real estate — construction	112.5	826.5	490.1	1,429.1
Commercial mortgage	1.3	501.7	1,456.5	1,959.5

Total	$1,057.7	$1,952.6	$2,556.9	$5,567.2

Commercial loans with fixed rates	$12.6	$125.1	$411.9	$549.6
Commercial loans with floating rates	1,045.1	1,827.5	2,145.0	5,017.6

Total	$1,057.7	$1,952.6	$2,556.9	$5,567.2

Wilmington Trust Corporation 2010 Form 10-K	36
COMMERCIAL, FINANCIAL, AND AGRICULTURAL LOANS
Weak demand for new loans, caused by continued recessionary conditions, plus loan pay downs and $146.7 million of charge-offs, contributed to the decline in CF&A loan balances during 2010. Balances at December 31, 2010, were $2.18 billion, or 17%, lower than at year-end 2009.
COMMERCIAL REAL ESTATE LOANS
The commercial construction and commercial mortgage loans we make are to established, middle-market business owners who have experienced a variety of economic cycles. Our commercial real estate borrowers are based — and their projects are located — in the mid-Atlantic region. In general, we do not lend to large developers who conduct business throughout the United States.
In general, we do not provide financing for high-rise office buildings or regional shopping malls. We do very little condominium construction or conversion financing.
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
For more information about our exposure to commercial real estate-related loans, read the credit risk discussion and Note 7, “Loans, loans held for sale, and OREO,” in the consolidated financial statements in this report.
Commercial construction loans
Commercial construction loan balances decreased $527.3 million, or 27%, from year-end 2009, mainly due to $296.1 million of charge-offs. Also, during 2010, approximately $69.0 million of performing loans were transferred from the commercial construction portfolio to the commercial mortgage portfolio. Generally, when a commercial construction project is completed, we transfer the loan to the commercial mortgage portfolio. Pay downs and weak demand for new construction loans also contributed to the decrease.
The breakdown of commercial construction loans by project type shifted slightly from year-end 2009. The percentage of commercial construction loans for residential projects and retail and office projects decreased, mainly due to charge-offs and projects that were completed in 2010. At December 31, 2010, the geographic breakdown of the commercial construction portfolio changed. We had a lower concentration of loans in Delaware, mainly because of charge-offs and the transfer of loans to loans held for sale.

Wilmington Trust Corporation 2010 Form 10-K	37
commercial construction loans by project type
As of December 31

(dollars in millions)	2010		2009		2008

Residential	$659.7	46%	$983.3	51%	$1,030.9	54%
Land development [1]	328.9	23%	434.9	22%	404.9	21%
Retail and office	217.9	15%	344.0	18%	291.8	15%
Owner-occupied	19.4	1%	28.0	1%	46.4	2%
Multi-family	108.8	8%	81.2	4%	31.0	2%
Other	94.4	7%	85.0	4%	118.8	6%

Total commercial construction loans	$1,429.1		$1,956.4		$1,923.8

[1]	Land development consists of raw land and improved land in various stages of development.
commercial construction loans by geographic market
As of December 31

	2010	2009	2008

Delaware	55%	59%	60%
Pennsylvania	25%	23%	23%
Maryland	6%	7%	6%
New Jersey	12%	9%	7%
Other	2%	2%	4%

Commercial mortgage loans
Commercial mortgage loan balances decreased $142.8 million, or 7%, from year-end 2009, mainly due to pay downs and weak demand for new loans, combined with $43.4 million of charge-offs. These decreases were offset partially by the transfer of approximately $69.0 million of commercial construction projects from the commercial construction portfolio to the commercial mortgage portfolio during 2010. The composition of the commercial mortgage portfolio by project type and its geographic distribution at December 31, 2010, remained similar to year-end 2009.
commercial mortgage loans by project type
As of December 31

(dollars in millions)	2010		2009		2008

Owner-occupied	$1,041.8	53%	$1,095.3	52%	$982.2	53%
Retail	330.4	17%	368.3	18%	205.2	11%
Industrial	105.8	5%	119.5	6%	81.9	4%
Office	165.2	9%	156.7	7%	73.0	4%
Residential/land	76.9	4%	90.2	4%	7.7	1%
Hotel	85.4	4%	83.1	4%	81.3	4%
Other	154.0	8%	189.2	9%	438.9	23%

Total commercial mortgage loans	$1,959.5		$2,102.3		$1,870.2

Wilmington Trust Corporation 2010 Form 10-K	38
commercial mortgage loans by geography
As of December 31

	2010	2009	2008

Delaware	55%	57%	57%
Pennsylvania	22%	21%	22%
Maryland	15%	14%	14%
New Jersey	6%	6%	5%
Other	2%	2%	2%

RETAIL LENDING
Most of our retail loans are consumer loans. We also make residential mortgage loans, primarily to clients in Delaware. Loans secured with investments are primarily loans to WAS clients, and they do not reflect trends in the Regional Banking business.
CONSUMER LOANS
Most of the consumer loans we make are to clients in Delaware, where we focus our consumer banking activities.
Consumer loan balances were $1.13 billion at December 31, 2010, a decline of $274.6 million from year-end 2009. Decreases occurred in all consumer loan categories, with the largest decline in the indirect lending category. Indirect loans involve three parties: merchants who extend credit to customers, borrowers who seek credit, and financial institutions (like us) that provide credit. Most of the indirect loans we make are for new and late-model used cars. We make these loans through automobile dealers in the mid-Atlantic region as an extension of the commercial banking relationships we have with them. Indirect loans decreased during 2010 mainly because pay downs on these loan balances exceeded new volume.
In addition, $35.2 million of charge-offs contributed to the decline in total consumer loans. While consumer loan balances decreased, the mix of consumer loans by geographic market remained similar to year-end 2009, with approximately 57% of consumer loans in the Delaware market at December 31, 2010.
consumer loan portfolio
As of December 31

				Change 2010	Change 2009
(dollars in millions)	2010	2009	2008	vs. 2009	vs. 2008

Indirect	$411.6	$613.4	$891.5	(33)%	(31)%
Home equity	539.0	568.6	565.4	(5)%	1%
Credit card	65.1	66.4	67.8	(2)%	(2)%
Other consumer	118.6	160.5	208.2	(26)%	(23)%

Total consumer loans	$1,134.3	$1,408.9	$1,732.9	(19)%	(19)%

consumer loans by geography
As of December 31

	2010	2009	2008

Delaware	57%	55%	53%
Pennsylvania	19%	18%	17%
Maryland	12%	14%	16%
New Jersey	8%	9%	9%
Other	4%	4%	5%

Wilmington Trust Corporation 2010 Form 10-K	39
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
Our residential mortgage balances do not correlate directly with our origination volumes. This is because:
•	We sell the majority of the fixed rate residential mortgages we originate into the secondary market, instead of retaining them on our balance sheet. This is one of our interest rate risk management strategies, which we describe in more detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.
•	Our origination volumes include refinancings.
•	We do not include the CRA loans we purchase in our origination volumes.
Residential mortgage loan balances were $434.6 million at December 31, 2010, compared with $431.0 million at year-end 2009. During 2010, we sold $158.1 million of fixed-rate residential mortgages into the secondary market and realized a gain of approximately $2.7 million on these sales, which we recorded in the “other noninterest income” line of our statement of income.
Residential mortgage originations during 2010 were considerably lower than in 2009. Despite a continuing favorable interest rate environment in 2010, demand for refinancing was lower than in 2009.
residential mortgage originations
For the year ended December 31

(dollars in millions)	2010	2009	2008

Dollar amount of originations	$216.3	$317.4	$166.7
Number of loans originated	917	1,450	739

Percentage for home purchase	23%	21%	48%
Percentage for refinancing	77%	79%	52%

Percentage of originations at fixed rates	92%	95%	83%

LOANS HELD FOR SALE
During the fourth quarter of 2010, we transferred $52.5 million of loans to the loans-held-for-sale category because we were actively engaged in a plan to sell them in the future. We decided to sell these loans mainly to help us reduce the amount of nonperforming loans on our balance sheet. We are marketing these loans using third-party brokers. For more information about loans held for sale, read Note 8, “Loans, loans held for sale, and OREO,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	40
DEPOSITS
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Most of our core deposits come from clients in Delaware, where we focus our consumer banking activities. Changes in core deposit balances, on average, primarily reflect trends in the Regional Banking business.
•	Non-core deposits, which include national brokered CDs. Non-core deposits are not associated with client activity, and changes in their balances do not reflect Regional Banking business trends. We have used non-core deposits to augment core deposits to fund earning asset growth.
Core deposits at December 31, 2010 were $7.14 billion, compared with $7.12 billion at year-end 2009. The marginal increase in core deposits during 2010 was primarily due to:
•	A $487.6 million, or 14%, increase in interest-bearing demand deposits, mainly due to Regional Banking and WAS client activity.
•	A $378.0 million, or 26%, decrease in noninterest bearing demand deposits, which was due mainly to CCS client activity. It is not unusual for CCS client deposit levels to fluctuate significantly from period to period, as CCS clients commonly make short-term transactional deposits.
•	Declines in retail certificate of deposit balances.
The geographic distribution of core deposits remained relatively similar to December 31, 2009, with the majority of our deposits coming from clients in Delaware.
core deposits
As of December 31

				Change 2010	Change 2009
(dollars in millions)	2010	2009	2008	vs. 2009	vs. 2008

Noninterest-bearing demand	$1,092.6	$1,470.6	$1,231.7	(26)%	19%
Savings	914.0	921.5	815.7	(1)%	13%
Interest-bearing demand	4,078.3	3,590.7	2,632.9	14%	36%
CDs < $100,000	961.7	1,000.6	1,072.5	(4)%	(7)%
Local CDs ≥ $100,000	96.5	136.9	230.7	(30)%	(41)%

Total core deposits	$7,143.1	$7,120.3	$5,983.5	—%	19%

Percent from Delaware clients	78%	77%	86%
Percent from Pennsylvania clients	7%	7%	4%
Percent from Maryland clients	11%	11%	10%
Percent from New Jersey clients	1%	1%	—%
Percent from clients in other markets	3%	4%	—%

Along with CDs under $100,000, we include balances of local CDs in amounts of $100,000 or more (local CDs) in core deposits because these CDs reflect client deposits. These deposits are not national, wholesale, or brokered deposits. Most local CDs are from clients in the mid-Atlantic region, including commercial banking clients and local municipalities, which frequently use these CDs to generate returns on their excess cash.

Wilmington Trust Corporation 2010 Form 10-K	41

We generally consider average core deposit balances to be a better indicator of trends in the Regional Banking business than period-end balances. On average, core deposits were higher for 2010 than for 2009, mainly because average interest-bearing demand deposits increased. The primary reason for this increase was higher Regional Banking and WAS client balances. On average, noninterest-bearing demand deposit balances were lower for 2010 than for 2009, primarily due to a decline in average CCS client deposit balances. For more detail on average core deposit balances, read the five-year summary of net interest income analysis that appears in the “Net interest income and margin” section in this report.
core deposits, on average
For the year ended December 31

				Change 2010	Change 2009
(dollars in millions)	2010	2009	2008	vs. 2009	vs. 2008

Noninterest-bearing demand	$1,085.6	$1,167.9	$778.1	(7)%	50%
Savings	909.4	908.3	779.3	—%	17%
Interest-bearing demand	3,890.0	3,164.9	2,470.4	23%	28%
CDs < $100,000	991.4	1,072.5	1,006.3	(8)%	7%
Local CDs ≥ $100,000	116.5	176.7	299.5	(34)%	(41)%

Total core deposits	$6,992.9	$6,490.3	$5,333.6	8%	22%

For more information about our deposits, read the following sections in this report:
•	The capital resources discussion.

•	The net interest income summary.

•	The summary of changes in net interest income due to volume and rate.

•	Note 12, “Deposits,” in the consolidated financial statements in this report.
NET INTEREST INCOME AND MARGIN
Net interest income is the difference between the interest we earn on earning assets (such as loans and investment securities) and the interest we pay on interest-bearing liabilities (such as deposits and other borrowings). Most of our net interest income is generated by loan and deposit activity in our Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services. Net interest income for 2010 was lower than for 2009 because interest income that we earned on our assets declined more than interest expense that we paid on our liabilities.
Our interest income declined in 2010 mainly because, in comparison to 2009, we had:
•	Higher levels of nonaccruing loans.

•	Lower average loan and investment securities balances.

•	Higher average balances in lower yielding short-term investments, which reflected actions we took to enhance our liquidity during 2010.

Wilmington Trust Corporation 2010 Form 10-K	42

The decline in our interest expense partially offset the decline in interest income. This decline was mainly due to lower rates paid on our interest-bearing liabilities, mainly because of the continuing low interest rate environment. During 2010, as higher-yielding CDs and national brokered certificates matured, they were replaced by lower-yielding CDs and national brokered certificates.
net interest income
For the year ended December 31

				Change	Change
				2010 vs.	2009 vs.
(dollars in millions)	2010	2009	2008	2009	2008

Interest income	$366.6	$437.2	$611.4	(16)%	(28)%
Interest expense	89.5	119.0	253.7	(25)%	(53)%

Net interest income	$277.1	$318.2	$357.7	(13)%	(11)%

Percent generated by Regional Banking	91%	92%	94%

For more information about the allocation of net interest income among the three businesses, read Note 24, “Segment reporting,” in this report.
effect of nonaccruing loans on interest income
For the year ended December 31

(in millions)	2010	2009	2008

Nonaccruing loans at December 31	$1,009.6	$455.6	$196.4
Interest income that would have been recognized under original terms	$42.3	$11.5	$5.0
Interest income actually received	$3.4	$2.9	$4.3

net interest margin
For the year ended December 31

	2010	2009	2008

Net interest margin	2.81%	3.08%	3.28%
The net interest margin measures the difference, or “spread,” between the yields we earn on earning assets and the rates we pay on interest-bearing liabilities. Our net interest margin is affected by the magnitude of changes in market interest rates and the pace at which those changes occur.
During 2010, our net interest margin declined primarily because we had higher levels of nonaccruing loans and low-yielding short-term investments.
More information about changes in our earning-asset yields and cost of funds appears in this report in the analysis of net interest income, the analysis of changes in interest income and expense due to volume and rate, and the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section.

Wilmington Trust Corporation 2010 Form 10-K	43

five-year summary of net interest income

	2010			2009
	Average	Income/	Average	Average	Income/	Average
(dollar amounts in millions; rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate

ASSETS
Interest-bearing deposits in other banks	$683.0	$1.7	0.24%	$212.4	$0.6	0.27%
Federal funds sold and securities purchased under agreements to resell	13.7	—	0.16	22.4	0.1	0.50

Total short-term investments	696.7	1.7	0.24	234.8	0.7	0.30

U.S. Treasury securities	189.2	0.5	0.26	54.4	0.3	0.64
Government agency securities	207.6	2.6	1.24	247.1	8.2	3.30
Obligations of state and political subdivisions [1]	6.1	0.5	8.37	6.2	0.5	8.77
Preferred stock [1]	15.3	1.2	7.85	20.5	1.9	9.03
Mortgage-backed securities	203.6	8.7	4.29	354.2	15.7	4.44
Other securities [1]	132.1	8.0	6.08	211.8	10.0	4.71

Total investment securities	753.9	21.5	2.86	894.2	36.6	4.09

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	30.3	0.5	1.78	24.8	0.4	1.72
Commercial, financial, and agricultural loans	2,459.8	99.9	4.06	2,732.0	116.4	4.26
Real estate — construction loans	1,782.0	57.7	3.24	1,958.3	69.4	3.54
Commercial mortgage loans	2,077.0	85.4	4.11	2,007.8	87.5	4.36

Total commercial loans	6,318.8	243.0	3.85	6,698.1	273.3	4.08

Residential mortgage loans	423.4	20.8	4.91	501.0	27.6	5.50
Consumer loans	1,258.3	68.8	5.46	1,565.2	87.9	5.61
Loans secured with investments	419.1	11.8	2.81	479.2	12.5	2.62

Total retail loans	2,100.8	101.4	4.82	2,545.4	128.0	5.03

Total loans [1,2]	8,419.6	344.4	4.09	9,243.5	401.3	4.34

Total earning assets at historical cost	9,900.5			10,397.3
Fair value adjustment on investment securities available for sale	(6.9)			(38.4)
Total earning assets	9,893.6	368.1	3.72	10,358.9	439.0	4.22
Other assets	871.9			990.3

Total assets	$10,765.5			$11,349.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$909.4	$7.9	0.86%	$908.3	$11.8	1.30%
Interest-bearing demand deposits	3,890.0	10.8	0.28	3,164.9	11.8	0.37
Certificates under $100,000	991.4	21.6	2.18	1,072.5	30.0	2.80
Local certificates $100,000 and over	116.5	2.4	2.08	176.7	4.4	2.49

Total core interest-bearing deposits	5,907.3	42.7	0.72	5,322.4	58.0	1.09
National brokered certificates	1,288.9	12.8	0.99	1,333.2	24.0	1.80

Total interest-bearing deposits	7,196.2	55.5	0.77	6,655.6	82.0	1.23

Federal funds purchased and securities sold under agreements to repurchase	257.9	0.5	0.21	1,310.8	3.4	0.26
U.S. Treasury demand deposits	—	—	—	3.7	—	—
Line of credit and other debt	22.1	1.5	6.54	8.7	0.6	6.08

Total short-term borrowings	280.0	2.0	0.71	1,323.2	4.0	0.30

Long-term debt	488.1	32.0	6.55	463.0	33.0	7.13

Total interest-bearing liabilities	7,964.3	89.5	1.12	8,441.8	119.0	1.41
Demand deposits	1,085.6			1,167.9
Other noninterest funds	850.6			787.6

Total funds used to support earning assets	9,900.5	89.5	0.91	10,397.3	119.0	1.14
Noncontrolling interest	—			0.3
Wilmington Trust stockholders’ equity	1,372.7			1,331.3
Equity used to support earning assets	(850.6)			(787.6)
Other liabilities	342.9			407.9

Total liabilities and stockholders’ equity	$10,765.5			$11,349.2
Net interest income/margin [3]		278.6	2.81%		320.0	3.08%
Tax-equivalent adjustment [1]		(1.5)			(1.8)

Net interest income		$277.1			$318.2

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans and loans held for sale. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note:	Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation 2010 Form 10-K	44

2008			2007			2006
Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
balance	expense	rate	balance	expense	rate	balance	expense	rate

$94.0	$1.4	1.51%	$4.4	$0.3	6.95%	$2.9	$0.1	4.16%
32.7	0.5	1.67	34.0	1.7	5.01	49.9	2.6	5.09

126.7	1.9	1.55	38.4	2.0	5.23	52.8	2.7	5.04

60.7	1.8	2.97	103.8	4.0	3.82	159.1	6.0	3.76
485.6	23.0	4.73	659.5	31.3	4.75	485.9	20.4	4.20
8.8	0.7	8.10	14.5	1.1	7.48	9.8	0.9	8.80
41.8	3.2	7.60	68.5	5.3	7.76	90.6	6.9	7.65
705.5	31.7	4.50	668.3	28.4	4.25	792.7	32.9	4.15
355.5	16.9	4.74	377.5	24.1	6.36	386.1	23.6	6.14

1,657.9	77.3	4.66	1,892.1	94.2	4.97	1,924.2	90.7	4.72

22.2	0.7	3.28	12.4	0.4	3.59	9.1	0.6	6.23
2,814.6	165.4	5.88	2,485.7	194.0	7.81	2,437.4	189.6	7.78
1,860.6	102.3	5.50	1,731.9	144.4	8.34	1,516.8	128.5	8.47
1,694.1	100.2	5.91	1,382.2	109.6	7.93	1,240.8	97.6	7.87

6,369.3	367.9	5.77	5,599.8	448.0	8.00	5,195.0	415.7	8.00

562.0	32.0	5.70	556.3	32.5	5.84	495.2	28.7	5.80
1,728.7	110.9	6.42	1,526.6	113.2	7.41	1,458.2	104.6	7.18
540.0	23.5	4.35	529.3	35.8	6.76	551.4	36.1	6.54

2,830.7	166.4	5.88	2,612.2	181.5	6.95	2,504.8	169.4	6.76

9,200.0	534.3	5.81	8,212.0	629.5	7.67	7,699.8	585.1	7.60

11,006.8			10,154.9			9,685.9
(96.7)			(28.6)			(40.2)
10,910.1	614.2	5.58	10,126.3	726.1	7.15	9,645.7	679.1	7.01
971.1			871.1			849.4

$11,881.2			$10,997.4			$10,495.1

$779.3	$17.7	2.28%	$500.1	$11.8	2.35%	$311.4	$1.3	0.41%
2,470.4	18.9	0.77	2,400.2	33.7	1.40	2,365.1	26.5	1.12
1,006.3	35.2	3.49	1,010.1	43.6	4.32	979.4	36.5	3.73
299.5	10.9	3.63	412.7	19.8	4.80	521.7	23.3	4.48

4,555.5	82.7	1.81	4,323.1	108.9	2.52	4,177.6	87.6	2.10
2,846.3	100.0	3.51	2,756.7	148.1	5.37	2,803.9	143.7	5.12

7,401.8	182.7	2.47	7,079.8	257.0	3.63	6,981.5	231.3	3.31

1,810.4	38.0	2.10	1,465.0	68.4	4.67	1,116.2	53.2	4.77
18.5	0.2	1.28	9.8	0.5	4.77	11.1	0.5	4.77
54.6	3.5	6.52	93.4	7.9	8.45	8.5	0.5	5.95

1,883.5	41.7	2.22	1,568.2	76.8	4.90	1,135.8	54.2	4.77

418.3	29.3	7.01	307.3	19.5	6.33	394.4	26.2	6.65

9,703.6	253.7	2.61	8,955.3	353.3	3.95	8,511.7	311.7	3.66
778.1			722.4			759.1
525.1			477.2			415.1

11,006.8	253.7	2.30	10,154.9	353.3	3.48	9,685.9	311.7	3.22
0.2			0.2			0.3
1,103.1			1,091.0			1,059.1
(525.1)			(477.2)			(415.1)
296.2			228.5			164.9

$11,881.2			$10,997.4			$10,495.1
	360.5	3.28%		372.8	3.67%		367.4	3.79%
	(2.8)			(3.9)			(4.3)

	$357.7			$368.9			$363.1

Wilmington Trust Corporation 2010 Form 10-K	45

changes in interest income and expense due to volume and rate

	2010 vs. 2009			2009 vs. 2008
	Increase/(decrease) due to changes in			Increase/(decrease) due to changes in
(in millions)	Volume [2]	Rate [3]	Total	Volume [2]	Rate [3]	Total

Interest income:
Interest-bearing deposits in other banks	$1.3	$(0.2)	$1.1	$1.8	$(2.6)	$(0.8)
Federal funds sold and securities purchased under agreements to resell	—	(0.1)	(0.1)	(0.2)	(0.2)	(0.4)

Total short-term investments	1.3	(0.3)	1.0	1.6	(2.8)	(1.2)

U.S. Treasury securities	0.9	(0.7)	0.2	(0.2)	(1.3)	(1.5)
Government agency securities	(1.3)	(4.3)	(5.6)	(11.3)	(3.5)	(14.8)
Obligations of state and political subdivisions [1]	—	—	—	(0.2)	—	(0.2)
Preferred stock [1]	(0.5)	(0.2)	(0.7)	(1.6)	0.3	(1.3)
Mortgage-backed securities	(6.7)	(0.3)	(7.0)	(15.8)	(0.2)	(16.0)
Other securities [1]	(3.8)	1.8	(2.0)	(6.8)	(0.1)	(6.9)

Total investment securities	(11.4)	(3.7)	(15.1)	(35.9)	(4.8)	(40.7)

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	0.1	—	0.1	0.1	(0.4)	(0.3)
Commercial, financial, and agricultural loans	(11.6)	(4.9)	(16.5)	(4.9)	(44.1)	(49.0)
Real estate — construction loans	(6.2)	(5.5)	(11.7)	5.4	(38.3)	(32.9)
Commercial mortgage loans	3.0	(5.1)	(2.1)	18.5	(31.2)	(12.7)

Total commercial loans	(14.8)	(15.5)	(30.3)	19.0	(113.6)	(94.6)

Residential mortgage loans	(4.3)	(2.5)	(6.8)	(3.5)	(0.9)	(4.4)
Consumer loans	(17.2)	(1.9)	(19.1)	(10.5)	(12.5)	(23.0)
Loans secured with investments	(1.6)	0.9	(0.7)	(2.6)	(8.4)	(11.0)

Total retail loans	(23.1)	(3.5)	(26.6)	(16.6)	(21.8)	(38.4)

Total loans net of unearned income	(37.9)	(19.0)	(56.9)	2.4	(135.4)	(133.0)

Total interest income	$(47.9)	$(23.0)	$(70.9)	$(31.8)	$(143.4)	$(175.2)

Interest expense:
Savings deposits	$—	$(3.9)	$(3.9)	$2.9	$(8.8)	$(5.9)
Interest-bearing demand deposits	2.7	(3.7)	(1.0)	5.3	(12.4)	(7.1)
Certificates under $100,000	(2.3)	(6.1)	(8.4)	2.3	(7.5)	(5.2)
Local certificates $100,000 and over	(1.5)	(0.5)	(2.0)	(4.5)	(2.0)	(6.5)

Total core interest-bearing deposits	(1.1)	(14.2)	(15.3)	6.0	(30.7)	(24.7)
National brokered certificates	(0.8)	(10.4)	(11.2)	(53.1)	(22.9)	(76.0)

Total interest-bearing deposits	(1.9)	(24.6)	(26.5)	(47.1)	(53.6)	(100.7)

Federal funds purchased and securities sold under agreements to repurchase	(2.7)	(0.2)	(2.9)	(10.5)	(24.1)	(34.6)
U.S. Treasury demand deposits	—	—	—	(0.2)	—	(0.2)
Line of credit and other debt	0.8	0.1	0.9	(3.0)	0.1	(2.9)

Total short-term borrowings	(1.9)	(0.1)	(2.0)	(13.7)	(24.0)	(37.7)

Long-term debt	1.8	(2.8)	(1.0)	3.1	0.6	3.7

Total interest expense	(2.0)	(27.5)	(29.5)	(57.7)	(77.0)	(134.7)

Change in net interest income	$(45.9)	$4.5	$(41.4)	$25.9	$(66.4)	$(40.5)

[1]	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior year’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation 2010 Form 10-K	46

NONINTEREST INCOME
Noninterest income is income that is generated by fees we charge for services we provide. The pricing on these fees can be based on the valuations of assets in client portfolios, the level and complexity of services we provide, and other factors. In some cases, such as with money market mutual fund fees, the pricing can be related to market interest rates.
The WAS and CCS businesses generate most of our noninterest income. The Regional Banking business also generates noninterest income in the form of service charges, loan fees, and other types of fees. In addition, all of the revenue we receive from our investments in CRM and RCM is noninterest income. Noninterest income also includes securities gains and losses and OTTI securities charges.
Noninterest income was $396.7 million for 2010, or $34.0 million higher than the $362.7 million we reported for 2009. The main causes of this increase included:
•	Higher CCS revenue. CCS revenue was $199.2 million for 2010, up 16% from 2009.

•	Lower other-than-temporary impairment charges on investment securities in 2010. These charges were $37.9 million in 2010, compared with $77.5 million in 2009.
Partially offsetting these increases was a decrease in WAS revenue, which was $165.6 million for 2010, compared with $189.5 million for 2009.
Noninterest income increased as a percentage of total revenue. CCS and WAS advisory fees continued to account for the majority of our noninterest income. For more information about CCS and WAS fees, read the discussions of CCS and WAS businesses in this report.
noninterest income as a percentage of total revenue
For the year ended December 31

(dollars in millions)	2010	2009	2008

Noninterest income [1]	$430.8	$426.6	$424.6
Noninterest income [1] as a percentage of total revenue [2]	61%	57%	54%

[1]	Excluding securities gains/losses and OTTI securities charges

[2]	Total revenue is the combination of net interest income (before the provision for loan losses) and total noninterest income (excluding other-than-temporary impairment losses and securities gains/losses).
Revenue from service charges on deposit accounts, which included overdraft fees, was $29.7 million in 2010. As a result of recent changes in the Federal Reserve’s Regulation E, we expect our overdraft fees to be lower in 2011. Regulation E requires consumer clients to consent before banks may charge overdraft fees on ATM and one-time debit card transactions that overdraw accounts. The amount of the decrease in our overdraft fees will depend largely on how many clients consent to the fees. Based on current client consent information, we estimate that service charges on deposit accounts will be approximately $2.0 million lower on an annualized basis.

Wilmington Trust Corporation 2010 Form 10-K	47

Our debit card interchange income, which is included in the “Card fees” line of our statement of income, was $8.0 million for 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 21, 2010, and includes the Durbin amendment, which allows the Federal Reserve to set a maximum rate that banks may charge for electronic debit card transactions. Under this law, the Federal Reserve has until April 2011 to finalize rules that will set the maximum rate, and the rules are to become effective in July 2011. As a result, we expect our debit card interchange fee income to decrease. If the proposed maximum rates remain at current levels, this income could decrease by as much as 75%.
THE CORPORATE CLIENT SERVICES BUSINESS
OVERVIEW
The Corporate Client Services (CCS) business provides a variety of trustee, agency, investment management, and administrative services for corporations and institutions, investment bankers, corporate tax, finance, and legal executives, and other institutional clients who:
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
We do not own the assets or entities for which we serve as trustee or administrator, nor are any of these assets recorded on our balance sheet. In addition:
•	In general, we do not make loans to CCS clients, and we have no credit exposure to capital markets transactions.

•	We do not issue, underwrite, set pricing, or establish valuations for the financing structures or entities we support.

•	We do not consolidate these entities in our financial statements.

•	We do not offer high-volume, back-office processing services for capital markets transactions.
Most of our CCS clients are multinational corporations and institutions, and we have CCS clients in 90 countries. In the United States, we have CCS offices in Arizona, Connecticut, Delaware, Michigan, Minnesota, Nevada, New Jersey, New York, South Carolina, and Vermont. In Europe, we have CCS offices in the Channel Islands, Dublin, Frankfurt, London, Luxembourg, and The Netherlands. In the Caribbean, we have a CCS office in Grand Cayman.
We report CCS services revenue in three categories:
•	Global corporate trust services. This area of CCS provides a variety of services that support capital markets transactions and entity management activities. The legal documents that govern each financing structure, entity, and trust determine which services we provide. Fees for these services are based primarily on the complexity and duration of the services we provide. Some of these fees may be extraordinary or one-time in nature. Our global corporate trust services include:

Wilmington Trust Corporation 2010 Form 10-K	48

•	Indenture, successor, collateral, and liquidating trustee and administrative services for corporate debt issuance and debt restructuring, reorganizations, mergers, and bankruptcies.

•	Owner trustee, indenture trustee, and administrative services for securitizations and other structured finance transactions, and for capital equipment and project financing transactions.

•	Successor loan agency services.

•	Services that fulfill legal residency requirements for special purpose entities, such as providing independent directors and corporate governance, regulatory reporting, tax and accounting services, captive insurance company management, office management, and other administrative services.
•	Retirement services. We provide trust, custody, accounting, benefit payment, collective investment fund administration, and investment management services for retirement plans. A portion of the fees for these services is based on the market valuations of retirement plan assets and collective funds for which we are trustee. The remainder is based on the level of service we provide.

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

•	Institutional investment and cash management services. Our institutional investment and cash management services help clients increase their returns on fixed income investments and residual cash. Commodity funds, community banks, and clients who use construction fund, escrow agent, and other services may place large sums of cash with us for periods that range from as little as 24 hours to as long as several years. Fees for these services are based primarily on money market fund balances and the market valuations of investment-grade fixed income instruments.
Our primary competitive advantage in this business is the fact that we are an independent, conflict-free service provider. We typically do not lend to CCS clients, so we typically have no lending conflicts of interest. Since we are not an investment bank, we have no securities underwriting conflicts of interest.
Almost all CCS revenue is noninterest income. CCS generates some net interest income from deposit taking and cash management services. We do not attribute any portion of the provision for loan losses to CCS, because we typically do not lend to CCS clients. For more information about this, read Note 24, “Segment reporting,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	49

CCS RESULTS IN 2010
All three components of the business contributed to the growth in total CCS revenue for 2010, which rose 16% from 2009.
ccs revenue
For the year ended December 31

				Change	Change
				2010 vs.	2009 vs.
(in millions)	2010	2009	2008	2009	2008

Global corporate trust services	$95.9	$89.0	$80.5	8%	11%
Retirement services	87.2	67.5	37.4	29%	80%
Investment/cash management services	16.1	15.6	15.0	3%	4%

Total Corporate Client Services revenue	$199.2	$172.1	$132.9	16%	29%

During 2010, global corporate trust services revenue benefited from strong demand for successor loan agency services, default and bankruptcy administration services, and services that support corporate debt issuances. In 2010, CCS was appointed to represent clients on the unsecured creditors’ committee of some of the year’s largest bankruptcy filings, including those of The Great Atlantic & Pacific Tea Company (A&P), Credit-Based Asset Servicing and Securitization LLC, Midwest Banc Holdings, Inc., FGIC Corporation, Corus Bankshares, Orleans Homebuilders Inc., and Mesa Air Group, Inc. In addition, CCS continued to provide successor trustee and/or other services for most of the largest U.S. bankruptcies filed in recent years, including Lehman Brothers and General Motors.
Retirement services revenue for 2010 was 29% higher than for 2009, reflecting new business, additional plan contributions, and the effects of improved market values of retirement plan assets in client accounts. Approximately 87% of the 2010 retirement services revenue was based on retirement plan asset valuations, compared with 86% for 2009. Much of the retirement services business development was in collective investment fund services and services that support defined contribution plans. The increase in retirement services revenue correlates with an increase in retirement services subadvisor expense, which we discuss in the noninterest expense section of this report. Retirement services subadvisor expense was $41.9 million for 2010 compared with $29.5 million for 2009.
Institutional investment and cash management revenue was $16.1 million for 2010, up 3% from 2009, reflecting the addition of new clients. Approximately $700,000 of the 2010 revenue was a one-time fee that we do not expect to recur. Fees tied to U.S. investment-grade fixed income securities accounted for approximately 58% of institutional investment and cash management revenue for 2010, up from approximately 42% for 2009.
At December 31, 2010, CCS assets under management were $17.15 billion, compared with $15.09 billion at December 31, 2009. Retirement services assets accounted for the majority of this increase. For more information about this, read the assets under management and administration discussion in this report.
Although CCS revenue was higher for 2010 than for 2009, CCS profitability was lower because we allocated $8.5 million of the deferred tax asset valuation allowance to the CCS business unit.

Wilmington Trust Corporation 2010 Form 10-K	50

ccs operating income
For the year ended December 31

(in millions)	2010	2009	2008

Segment operating net income	$19.5	$22.6	$10.0

For more information about CCS operating net income, read Note 24, “Segment reporting,” in the consolidated financial statements in this report.
THE WEALTH ADVISORY SERVICES BUSINESS
OVERVIEW
The Wealth Advisory Services (WAS) business helps high-net-worth clients grow their wealth, protect it, and transfer it to their heirs. We target our services to clients with liquid assets of $10 million or more. We have WAS clients throughout the United States and in 32 other countries, and our client relationships often span multiple generations. We have WAS offices in California, Connecticut, Delaware, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania.
We offer a comprehensive array of wealth management services, including:
•	Complete Asset Management SM. To our clients, managing risk is as important as increasing return. Our investment advisory firm, Wilmington Trust Investment Management, helps clients meet both objectives by focusing on portfolio construction, not stock-picking, and by:
•	Emphasizing diversification.

•	Applying forward-looking asset allocation.

•	Performing strategic and tactical rebalancing.

•	Employing a blend of active and passive funds.
We use an open architecture approach to implement our asset allocation strategies. This means we use a mix of proprietary and third-party investment managers. For fixed income and core equity investing, we have in-house experts. For other asset classes and styles, we use independent investment managers.

•	Fiduciary services. Trust and estate attorneys and tax advisors throughout the United States regard us as a premier provider of fiduciary services, which include trust management, trust administration, philanthropic services, estate settlement, and a variety of financial, retirement, and succession planning services. We specialize in helping clients maximize the favorable trust laws in Delaware, which is considered the leading trust jurisdiction in the United States. Many of the legal and tax advantages available for trusts domiciled in Delaware are not available in other states.

Wilmington Trust Corporation 2010 Form 10-K	51

•	Family office services. We help family office clients identify, review, consolidate, and execute financial and lifestyle management needs. We specialize in the unique needs of these clients, including:
•	Family office legal structures.

•	Strategies for clients with inherited wealth.

•	Compensation strategies for corporate executives.
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
The majority of WAS revenue is noninterest income. WAS also generates net interest income from private banking and custom lending services, and we attribute a portion of the provision for loan losses to WAS. For more information about this, read Note 24, “Segment reporting,” in the consolidated financial statements in this report.
We believe that changes in revenue, rather than changes in managed asset levels, are the better indicator of trends in the WAS business. For more information about this, read the assets under management discussion in this report.

Wilmington Trust Corporation 2010 Form 10-K	52

WAS RESULTS IN 2010
Total WAS revenue for 2010 was lower than for 2009, primarily because of declines in revenue from mutual funds and planning and other services.
was revenue
For the year ended December 31

				Change	Change
				2010 vs.	2009 vs.
(in millions)	2010	2009	2008	2009	2008

Trust and investment advisory revenue	$133.6	$130.9	$150.9	2%	(13)%
Mutual fund revenue	4.3	16.6	27.2	(74)%	(39)%
Planning and other services revenue	27.7	42.0	45.5	(34)%	(8)%

Total Wealth Advisory Services revenue	$165.6	$189.5	$223.6	(13)%	(15)%

Trust and investment advisory revenue for 2010 increased 2% from 2009, primarily because of new business and improved market values of client assets under management. These increases were offset partially by lost business. Growth in this line of revenue was also muted somewhat, as many clients continued to opt for fixed income, index fund, and other investment strategies with fees that are lower than those for more active investment strategies.
Mutual fund revenue for 2010 was significantly lower than for 2009, partly because mutual fund balances declined but mainly because we continued to waive client fees on our money market mutual funds. We began waiving these fees in 2009, in order to maximize returns for our clients, after the market interest rate environment caused yields to reach historic lows. These waivers reduced WAS mutual fund revenue by approximately $16.5 million for 2010 and $10.6 million for 2009. We do not expect to begin reinstating these fees until the yields on money market mutual funds improve, which we estimate will require an increase of at least 50 basis points in short-term market interest rates.
Planning and other services revenue for 2010 was lower than for 2009, mainly because revenue from business management firm Grant Tani Barash & Altman (GTBA) declined. This happened because we reduced our GTBA ownership position in the 2010 first quarter. Revenue from GTBA in 2010 was $2.2 million. In 2009, revenue from GTBA was approximately $13.7 million. For more information about this, read Note 5, “Affiliates and acquisitions,” in the consolidated financial statements in this report.
WAS profitability was lower for 2010 than for 2009, primarily because of the provision for loan losses attributable to WAS increased.
was operating income
For the year ended December 31

(in millions)	2010	2009	2008

Segment operating net (loss)/income	$(69.8)	$8.5	$13.3

For more information about WAS operating net income, read Note 24, “Segment reporting,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	53

ASSETS UNDER MANAGEMENT AND ADMINISTRATION
We report two types of client assets:
•	Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of our AUM are associated with WAS clients.
•	Assets under administration (AUA). These are assets we hold in custody, or for which we serve as fiduciary, on behalf of clients. Most of our AUA are associated with CCS retirement services clients.
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
We believe that changes in revenue, rather than changes in AUM or AUA levels, are better indicators of trends in the WAS and CCS businesses, because:
•	The pricing on many of our services is not based on asset valuations.
•	WAS and CCS revenue may include fees for direction trust services, but direction trust assets are not included in our AUM amounts. Direction trusts allow clients to have their assets and fiduciary matters managed separately and by different providers. The state of Delaware permits direction trusts, but the laws in many other states do not.
•	Monetary assets we manage or administer for CCS clients can fluctuate by hundreds of millions of dollars from one reporting period to the next, depending on the cash management needs of these clients.
For more information about the portion of our revenue that is based on asset valuations, read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report. For more information about the asset management and administration services offered by CCS and WAS, read the discussions of those two businesses in this report.
client assets at wilmington trust 1
As of December 31

				Change	Change
				2010 vs.	2009 vs.
(dollars in billions)	2010	2009	2008	2009	2008

WAS assets under management	$26.49	$27.05	$26.77	(2)%	1%
CCS assets under management	17.15	15.09	9.73	14%	55%

Total Wilmington Trust assets under management	$43.64	$42.14	$36.50	4%	15%

WAS assets under administration	$24.88	$24.82	$11.58	—%	114%
CCS assets under administration	84.35	81.65	79.55	3%	3%

Total Wilmington Trust assets under administration	$109.23	$106.47	$91.13	3%	17%

Combined AUM and AUA at Wilmington Trust	$152.87	$148.61	$127.63	3%	16%

[1]	Excludes CRM and RCM. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.

Wilmington Trust Corporation 2010 Form 10-K	54

In 2010, approximately $0.50 billion of WAS AUM were reclassified as CCS AUM. Absent this reclassification, WAS AUM at year-end 2010 would have been relatively unchanged from year-end 2009. Improvements in market valuations of WAS AUM in 2010 were offset by lost business.
CCS AUM at December 31, 2010 was higher than at December 31, 2009, reflecting new business as well as improved market valuations of retirement plan assets.
Investment mix trends generally reflected increases and decreases in the market valuation of AUM, particularly equity securities, which tend to be more volatile than other types of investment categories.
investment mix of wilmington trust aum 1
As of December 31

	2010	2009	2008

Equities	38%	40%	38%
Fixed income	34%	34%	33%
Cash and cash equivalents	19%	15%	18%
Other assets	9%	11%	11%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York.
•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis.
affiliate money manager revenue
For the year ended December 31

(in millions)	2010	2009	2008

Total revenue from affiliate money managers (net of expenses)	$19.4	$15.2	$15.7

The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each. We do not consolidate CRM or RCM in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. CRM and RCM are not part of our WAS business; their managers and employees are not Wilmington Trust staff members; and there is very little overlap between their clients and ours. For more information about our investments in CRM and RCM, read Note 5, “Affiliates and acquisitions,” and Note 24, “Segment reporting,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	55

CRAMER ROSENTHAL MCGLYNN
Revenue from CRM increased during 2010 primarily because CRM assets under management increased.
crm results
As of December 31

(in millions)	2010	2009	2008

CRM assets under management	$14,480.0	$11,852.8	$7,817.4
Revenue (net of expenses)	$19.0	$17.6	$16.4

ROXBURY CAPITAL MANAGEMENT
RCM revenue for 2010 was higher than for 2009 because of a reduced cost structure initiative that was implemented during the second half of 2009, and because of higher RCM assets under management, due mainly to improved market valuations. Despite the fact that RCM revenue and AUM increased for 2010, we recorded an impairment write-down on our investment in RCM during the 2010 fourth quarter. For additional information about this, read Note 11, “Goodwill and other intangibles assets,” in the consolidated financial statements in this report.
Because of the impairment write-down and the reduced business prospects for the RCM business, we discontinued equity method accounting for our ownership interests in RCM and do not expect to record any revenue for RCM in 2011.
rcm results
As of December 31

(in millions)	2010	2009	2008

RCM assets under management	$2,025.1	$1,675.8	$1,336.6
Revenue (net of expenses)	$0.4	$(2.4)	$(0.7)

Wilmington Trust Corporation 2010 Form 10-K	56
NONINTEREST EXPENSE
Noninterest expense for 2010 was $641.7 million. This included a $24.5 million goodwill impairment write-down that consisted of:
•	A $20.7 million impairment write-down on our investment in RCM, due to declines in RCM’s projections for revenue and assets under management.
•	A $3.8 million impairment write-down on the Regional Banking segment, due to loan losses that reduced the valuation of that business.
For more information about our goodwill impairment write-downs, read Note 11, “Goodwill and other intangibles assets,” in the consolidated financial statements in this report.
Excluding the goodwill impairment write-downs, noninterest expense was $617.2 million for 2010, an increase of $101.6 million, or 20% higher from 2009. Most of this increase resulted from costs associated with managing credit risk, which totaled approximately $74.8 million in 2010. This amount includes servicing and consulting expense, legal expense, and the expense recorded for the reserve for unfunded loan commitments and OREO write-downs and losses.
Expenses for the reserve for unfunded loan commitments and OREO write-downs and losses totaled $67.7 million for 2010, compared with $5.0 million for 2009, and comprised the largest component of the 2010 increase in total noninterest expense.
The amount recorded for the reserve for unfunded loan commitments was $50.8 million for 2010, compared with $1.9 million for 2009. These amounts are included in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income. We base the reserve for unfunded loan commitments, specifically letters of credit, on assumptions about the probability of draws on such commitments, risk ratings, and the estimated losses if such commitments are drawn. The increase in this expense during 2010 reflected risk ratings downgrades and loss assumptions that correlated with changes in the loan portfolio. The reserve for unfunded loan commitments was $58.2 million at December 31, 2010, compared with $7.4 million at December 31, 2009, and is included in the “Other liabilities” line of our balance sheet. For more information about unfunded loan commitments, read Note 9, “Credit quality and the reserve for loan losses,” and Note 13, “Commitments and Contingencies,” in the consolidated financial statements in this report.
The amount recorded for OREO write-downs and losses was $16.9 million for 2010, compared with $3.1 million for 2009. OREO write-downs and losses are included in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income and include losses on the disposition of OREO properties and write-downs of properties held as OREO. These amounts increased primarily because collateral valuations continued to decline throughout 2010, and because OREO balances overall rose during 2010. Loans transferred to OREO amounted to $34.7 million in 2010 and $28.2 million in 2009.

Wilmington Trust Corporation 2010 Form 10-K	57
Staffing-related costs continued to comprise the largest concentration of our total noninterest expense. Total staffing-related expense for 2010 increased $9.1 million, or 3%, from 2009. As a percentage of total noninterest expense, staffing-related costs declined due to increases in other categories of noninterest expense.
staffing-related expense
For the year ended December 31

(dollars in millions)	2010	2009	2008

Salaries and wages	$201.6	$197.8	$196.3
Incentives and bonuses	36.1	31.5	48.1
Employment benefits	58.8	58.1	51.7

Total staffing-related expenses	$296.5	$287.4	$296.1

Staffing-related expense as a percentage of total noninterest expense	46%	56%	53%

The increase in total staffing-related expense for 2010 was primarily due to:
•	A $3.8 million, or 2%, increase in salaries and wages, mainly due to the addition of credit and other risk management staff members.
•	A $4.6 million, or 15%, increase in incentives and bonuses expense, mainly because of $2.0 million for staff retention incentives. The retention incentives are part of our overall strategy to attract and retain staff members amid highly competitive employment market conditions. The increase was also due to an unusually low incentive and bonus expense in 2009. This line for 2009 reflected downward adjustments that were made to align amounts accrued in 2008 with payments actually made in 2009. Incentives and bonus expense for 2010 also reflected a $2.0 million expense reversal related to the cancellation of restricted stock and stock options during 2010.
We had 2,793 full-time-equivalent staff members at December 31, 2010. This was 105 fewer than at December 31, 2009. Much of this decline was associated with the reduction in the 2010 first quarter of our ownership position in GTBA. Before then, GTBA’s revenue and expenses were consolidated in Wilmington Trust’s financial statements, and GTBA staff members were Wilmington Trust staff members. GTBA’s operations accounted for approximately $1.8 million of noninterest expense in 2010 and $12.0 million in 2009. For more information about our investment in GTBA, read Note 3, “Summary of significant accounting policies,” and Note 5, “Affiliates and acquisitions,” in the consolidated financial statements in this report.
Other factors in the changes in noninterest expense included:
•	Higher servicing and consulting expense for 2010. This expense was $8.5 million higher than for 2009, due mainly to merger costs as well as our use of outside consultants for credit, risk, tax, loan, and human resource services.
•	Retirement services subadvisor expense of $41.9 million for 2010, compared with $29.5 million for 2009. This increase was a direct result of new business, and correlated with the 2010 increase in CCS retirement services revenue. We discuss the increase in CCS retirement services revenue in the CCS business discussion.

Wilmington Trust Corporation 2010 Form 10-K	58
•	Insurance expense of $27.1 million for 2010, compared to $26.1 million for 2009. Most of our insurance expense was for deposit insurance premiums that we pay to the Federal Deposit Insurance Corporation (FDIC). Insurance expense for 2009 included a special insurance premium assessment that the FDIC levied on all banks in the 2009 second quarter. This special assessment added $5.3 million to our 2009 insurance expense. For 2010, our FDIC insurance expense was $23.5 million, compared with $17.2 million in 2009 (excluding the $5.3 million 2009 special assessment). The increases in insurance expense reflected growth in average core deposit balances, as well as an industry-wide premium increase and a revision to the methodology the FDIC uses to calculate premiums, which became effective in 2009.
•	Higher legal and auditing fee expense. This expense was $5.7 million higher than for 2009, due mainly to merger costs as well as costs related to loan workout and recovery activities.
•	A $2.8 million expense recorded during the 2009 first quarter that stemmed from an error during a systems conversion.
INCOME TAXES
Continued net losses and uncertainty about how credit quality problems might affect our financial performance in the future led us to conclude that the majority of our deferred tax asset would not be realizable. We had a $292.2 million valuation allowance against our deferred tax asset at December 31, 2010, which caused income tax expense to increase for 2010.
income taxes and tax rate
For the year ended December 31

(dollars in millions)	2010	2009	2008

Pre-tax loss (less non-controlling interest)	$(668.5)	$(40.9)	$(25.6)
Income tax expense/(benefit)	$51.6	$(36.5)	$(2.0)
Effective tax rate	(7.7)%	89.2%	7.8%

For 2010, our effective tax rate was affected by our net loss and our valuation allowance. Excluding the impact from the valuation allowance, we would have had a $238.1 million benefit and an effective tax rate of 35.6%, which is comparable to our 2010 statutory tax rate.
In comparison, our effective tax rate for 2009 was 89.2%, which was significantly higher than our 2009 statutory rate mainly because of certain adjustments and permanent differences including a previous year provision to return adjustment, release of previously established tax reserves, changes in state tax rates, and the restoration of tax assets that were previously written off.
For more information about our income tax expense, deferred tax assets, and our valuation allowance, read Note 21, “Income taxes,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	59
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
During 2010, our capital benefited from an underwritten public offering of 21,706,250 shares of common stock, which we completed in the 2010 first quarter. The offering priced at $13.25 per share, raised $274.0 million, net of $13.7 million of underwriting discounts and commissions, and qualified as both tangible common equity and regulatory Tier 1 capital. We used the proceeds for general corporate purposes. Since the offering, we have contributed $400 million of capital to our wholly-owned bank subsidiaries.
Even though we added capital through the common equity offering, our capital levels at December 31, 2010, were lower than at December 31, 2009, because of the continued economic pressures that we experienced during 2010. These pressures were evident in the increase in the provision for loan losses, additional investment securities and goodwill impairment charges, and a deferred tax asset valuation allowance, all of which resulted in a net loss and, therefore, caused our retained earnings to decline. With no significant economic or real estate recovery on the horizon in our markets, we had little assurance that our loan portfolio would strengthen significantly in the near term or that our capital position would not erode further. Accordingly, after carefully studying our strategic alternatives, our Board of Directors determined that the best option for our stockholders, as well as for our clients and staff members, was a merger with M&T. On November 1, 2010, we announced that we signed a definitive merger agreement with M&T. This merger is subject to approval by regulators and our stockholders. For additional information about this, read Item 1, “Business,” and Note 1, “Adverse financial condition and the proposed merger with M&T Bank Corporation,” in the consolidated financial statements in this report.
capital
As of and for the year ended December 31

(dollars in millions)	2010	2009	2008

Common stockholders’ equity (period end)	$526.7	$983.4	$1,012.4
Common stockholders’ equity (on average)	$1,048.6	$1,009.0	$1,085.2
Loss on average common stockholders’ equity	(68.67)%	(0.44)%	(2.17)%
Loss on average assets	(6.69)%	(0.04)%	(0.20)%
Decreases in the return on average common stockholders’ equity and the return on average assets for 2010 reflected the net loss that we experienced during 2010.
Our capital at December 31, 2010, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the CPP in December 2008. We are required to pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter, as long as this stock is outstanding. We were directed by our regulators not to pay this dividend without their prior approval. Subsequent to year-end, our regulators approved the payment of our

Wilmington Trust Corporation 2010 Form 10-K	60
2011 first quarter preferred stock dividend. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009. These documents are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings. Under the terms of our merger agreement with M&T and upon closing of the merger, our Series A preferred stock will be converted into preferred stock of M&T, with substantially the same rights, powers and preferences, and M&T will assume all of our obligations relating to the Series A preferred stock. In addition, the warrants we issued to the U.S. Department of the Treasury in connection with the issuance of the Series A preferred stock will be converted automatically in the merger into warrants to purchase M&T common stock, subject to appropriate adjustments.
REGULATORY CAPITAL RATIOS
Regulatory bodies establish minimum capital requirements that provide a context for measuring a bank’s capital position and the varying degrees of risk associated with different on- and off-balance-sheet items. These requirements are expressed as ratios. For more information about these ratios and how they are calculated, read the UBPR User’s Guide, which is published by the Federal Financial Institution Examination Council and available free of charge at www.ffiec.gov/ubprguide.htm.
Although our net loss for 2010 reduced capital levels and our capital ratios were lower at year-end 2010 than at year-end 2009, all of our regulatory capital levels at the ends of both years continued to exceed the minimums required by regulators for banks and bank holding companies to be considered well-capitalized. Banking regulators make qualitative judgments about the components of our capital, risk weightings, and other factors. Their views of our financial condition and circumstances could cause them to adjust their well-capitalized minimum standards. Subsequent to year-end, the OTS deemed Wilmington Trust FSB to be adequately capitalized and set targets for its future capital ratios. For additional information about this, read Note 26, “Subsequent events,” in the consolidated financial statements in this report. Further declines in our regulatory capital ratios could result in formal regulatory actions that could compromise our ability to conduct business.
regulatory capital ratios
As of December 31

			Minimum to be
	2010	2009	well-capitalized

Total risk-based capital	12.29%	14.31%	10%
Tier 1 risk-based capital	7.51%	9.86%	6%
Tier 1 leverage capital	6.02%	10.10%	5%

Wilmington Trust Corporation 2010 Form 10-K	61
amounts of regulatory capital
As of December 31

	2010		2009
		Minimum to be		Minimum to be
(in millions)	WL capital	well-capitalized	WL capital	well-capitalized

Total risk-based capital	$1,060.2	$862.6	$1,568.8	$1,095.9
Tier 1 risk-based capital	$648.1	$517.6	$1,080.1	$657.6
Tier 1 leverage capital	$648.1	$538.2	$1,080.1	$534.5

OTHER CAPITAL METRICS
Two of the tools we use to measure the adequacy of our capital are the tangible common equity-to-assets (TCE) ratio and the Tier 1 common equity ratio. These ratios declined during 2010 because our net loss for the year decreased our equity.
Both of these measures constitute non-GAAP disclosures. The tables below reconcile tangible common equity, Tier 1 common equity, and tangible assets at year-ends 2010 and 2009, to the most directly comparable financial measures calculated and presented in accordance with GAAP.
tangible common equity
As of December 31

(dollars in millions)	2010	2009

Total equity	$851.7	$1,307.1
Less:
Preferred stock	325.0	323.3
Noncontrolling interest	—	0.4
Goodwill	336.3	363.2
Other intangible assets	29.2	40.2

Tangible common equity	$161.2	$580.0

Total assets	$10,932.6	$11,097.1
Less:
Goodwill	336.3	363.2
Other intangible assets	29.2	40.2

Tangible assets	$10,567.1	$10,693.7

TCE ratio	1.53%	5.42%

tier 1 common equity
As of December 31

(dollars in millions)	2010	2009

Tier 1 capital	$648.1	$1,080.1
Less:
Noncontrolling interest	—	0.4
Preferred stock	325.0	323.3

Tier 1 common equity	$323.1	$756.4

Total risk-weighted assets	$8,626.2	$10,959.4

Tier 1 common equity ratio	3.75%	6.90%

Wilmington Trust Corporation 2010 Form 10-K	62
Although the TCE ratio and the Tier 1 common equity ratio are non-GAAP disclosures, we believe they are useful tools because they reflect the level of capital we have available to withstand unexpected market conditions. In addition, they are measures that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
Because these metrics are non-GAAP disclosures, some limitations are inherent in their use. They may not offer relevant comparisons to other companies. In addition, other companies might calculate these ratios differently. Consequently, the TCE ratio and the Tier 1 common equity ratio should not be considered in isolation, or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP.
In our calculation of the TCE ratio, the numerator is stockholders’ equity (excluding preferred stock and the noncontrolling interest) minus the sum of goodwill and other intangibles. The denominator is total assets minus the sum of goodwill and other intangibles.
In our calculation of the Tier 1 common equity ratio, the numerator is Tier 1 capital minus preferred stock. The denominator is total risk-weighted assets.
COMMON STOCK DIVIDEND
At the direction of our regulators, our Board of Directors did not declare a dividend on our common stock for the 2010 third and fourth quarters. Prior to this, we reduced our common stock dividend twice during 2009. On January 29, 2009, we reduced the quarterly cash dividend from $0.345 per common share to $0.1725 per common share and on July 22, 2009, we reduced the quarterly cash dividend to $0.01 per common share.
dividend declared per common share

	2010	2009	2008

First quarter	$0.0100	$0.1725	$0.3450
Second quarter	$0.0100	$0.0100	$0.3450
Third quarter	$—	$0.0100	$0.3450
Fourth quarter	$—	$0.0100	$0.1725

dividend statistics
For the year ended December 31

	2010	2009	2008

Total dividends declared per common share	$0.02	$0.2025	$1.21
Total dividends paid per common share	$0.03	$0.3650	$1.37

Capital payout for cash dividend payments on common shares (in millions)	$2.5	$25.2	$92.5

Wilmington Trust Corporation 2010 Form 10-K	63
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is adequate because:
•	We have access to several sources of funding, which help to mitigate our liquidity risk and give us the ability to adjust the mix and amount of funding as we deem appropriate.
•	Our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
Our funding strategy is to use a blend of core and non-core funding and typically includes:
•	Core deposits, which are deposits made by clients. For more information about core deposits, read the Regional Banking discussion in this report.
•	National brokered CDs, which we gather through various broker networks and which typically consist of aggregated deposits from individuals, mutual funds, or financial institutions. At December 31, 2010, all of the underlying deposits in our national brokered CDs were from individual depositors.
•	Short-term borrowings.
The mix between national brokered CDs and short-term borrowings can change over time and depends on our maturity and pricing needs, as well as availability.
Our non-core funding:
•	Supplements our core deposit base by making available large sums of funding that can be gathered over short timeframes and at desired maturities.
•	Provides diversity to the funding mix.
•	Allows us to build an appropriate liquidity cushion, as determined by our Contingency Funding Plan and Liquidity & Funding Risk Management Plan.
To manage the risk of having insufficient liquidity, we:
•	Monitor our existing and projected liquidity requirements continually.
•	Follow policies in the Liquidity and Funding Risk Management Plan approved by our Board of Directors.
•	Calculate a wholesale funding coverage ratio monthly using three-, six-, and twelve-month time horizons.
•	Identify our exposure to volatile liabilities and calculate liquid asset coverage ratios.
•	Monitor cash flows.
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

Wilmington Trust Corporation 2010 Form 10-K	64
Factors or conditions that could affect our liquidity position or cost of funding adversely include changes in:
•	The types of assets and liabilities on our balance sheet.
•	Our investment, loan, and deposit balances.
•	Our financial performance.
•	Our asset quality.
•	Economic conditions that limit the range of capital-raising options available to us and/or our ability to sell certain types of investment securities.
•	Credit ratings downgrades.
•	Our status as a well-capitalized bank or bank holding company.
•	Our reputation.
These factors could affect our results of operations, our financial condition, and our ability to conduct business. In addition to the factors listed above, external events impacting the financial services industry could affect our liquidity position or cost of funding adversely.
LIQUIDITY AND FUNDING IN 2010
In 2010, our funding mix shifted, and we took steps to enhance liquidity because of our net losses and loan credit quality problems.
liquidity and funding
As of December 31

			Change
(in millions)	2010	2009	$	%

Core deposit balances	$7,143.1	$7,120.3	$22.8	—%
National brokered CDs	1,832.0	1,270.6	561.4	44%
Short-term borrowings	123.2	603.8	(480.6)	(80)%
Long-term debt	595.0	442.9	152.1	34%
Wilmington Trust stockholders’ equity	851.7	1,306.7	(455.0)	(35)%
Investment securities	588.7	860.5	(271.8)	(32)%
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB) [1]	985.6	635.9	349.7	55%
Unused borrowing capacity secured with collateral from the Federal Reserve [2]	460.1	2,469.9	(2,009.8)	(81)%

Total	$12,579.4	$14,710.6	$(2,131.2)	(14)%

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown are based on financial information as of September 30.

[2]	Our borrowing capacity with the Federal Reserve declined during 2010 because the asset quality of the loans which we pledge as collateral declined. In addition, we reallocated collateral from the Federal Reserve to the FHLB during 2010.
For more information about our long-term debt, read Note 13, “Borrowings,” in the consolidated financial statements in this report.
In 2010, our average need for non-core funding declined because our loan and investment securities portfolio balances declined and core deposits increased. Consequently, balances of national brokered CDs were nominally lower, on average, for 2010 than for 2009, while balances of short-term borrowings were significantly lower on both an average-balance and period-end basis. Core deposits provided 82% of our funding, on average, up from 71% for 2009.

Wilmington Trust Corporation 2010 Form 10-K	65
On a period-end basis, however, national brokered CD balances increased, which reflected liquidity enhancement steps we took in accordance with our established contingency funding plan. Our liquidity enhancements were evident in the year-end balance of interest-bearing deposits in other banks, which was $2.09 billion. In comparison, this balance was $165.4 million at December 31, 2009.
selected asset and liability balance changes
As of December 31

			Change
(dollars in millions)	2010	2009	$	%

Total investment securities balances	$588.7	$860.5	$(271.8)	(32)%

Total loan balances	$7,525.9	$8,967.2	$(1,441.3)	(16)%

Core deposit balances	$7,143.1	$7,120.3	$22.8	0.3%

Non-core funding:
National brokered CDs	$1,832.0	$1,270.6	$561.4	44%
Short-term borrowings	123.2	603.8	(480.6)	(80)%

Total non-core funding	$1,955.2	$1,874.4	$80.8	4%

funding sources (on average)
As of December 31

	2010		2009
	Average		Average
	balance	%	balance	%

Core deposits	$6,992.9	82%	$6,490.3	71%
Non-core funding:
National brokered CDs	$1,288.9	15%	$1,333.2	15%
Short-term borrowings	280.0	3%	1,323.2	14%

Non-core funding	$1,568.9	18%	$2,656.4	29%

Loan-to-deposit ratio [1]	102%		118%
Loan-to-core deposit ratio	120%		142%

[1]	Include core deposits and national brokered CDs
CREDIT RATINGS
Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s publish credit ratings on Wilmington Trust Corporation and Wilmington Trust Company. Fitch and Standard and Poor’s downgraded our ratings in 2010, citing the increases in problem loans, diminished earnings power, and erosion of our capital.
These downgrades had no significant effect on our financial condition. In the future, however, downgrades to our current credit ratings by any of the rating agencies could increase our cost of funds, reduce or limit our access to certain types of funding, place us in violation of certain client and other contract covenants to which we are a party and, as a result, adversely affect our results of operations, financial condition, liquidity, and ability to conduct business.

Wilmington Trust Corporation 2010 Form 10-K	66
On February 16, 2011, Standard & Poor’s lowered its credit ratings on Wilmington Trust Corporation and Wilmington Trust Company, citing our continued credit quality problems, our fourth quarter net loss, and further erosion of our capital. Because we expect that our credit ratings will be consistent with M&T’s upon consummation of the merger, we believe that these lower credit ratings will not have a material effect on our business, operating results, or financial condition. This or further credit rating downgrades could have a material adverse effect on our business, operating results, or financial condition if our merger agreement with M&T is terminated.
As of February 25, 2011, our current credit ratings were:
wilmington trust corporation

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 11/2/10)	(As of 11/1/10)	(As of 2/16/11)

Outlook	Rating Watch Positive	Under review	CreditWatch Positive

Issuer rating (long-term/short-term)	BBB+/F2	Baa3 / *	CCC+/C
Subordinated debt	BBB	Ba1	CCC

*	No rating in this category
wilmington trust company

Moody’s Investors
	Fitch Ratings	Service	Standard & Poor’s
	(As of 11/2/10)	(As of 11/1/10)	(As of 2/16/11)

Outlook	Rating Watch Positive	Under review	CreditWatch Positive
Bank financial strength	C	C-	*
Issuer rating (long-term/short-term)	BBB+/F2	Baa2	B/B
Bank deposits (long-term/short-term)	A-/F1	Baa2/P-2	B/B

*	No rating in this category

Wilmington Trust Corporation 2010 Form 10-K	67
RISK
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. Our primary risks are:
•	Regulatory risk: The risk that significant additional regulatory actions might cause our business prospects to worsen dramatically.
•	Credit risk: The risk that borrowers might be unable to repay their loans, which could increase loan losses, increase the provision for loan losses, and reduce net interest income.
•	Interest rate risk: The risk that fluctuations in market interest rates could decrease the profitability of loans or investment securities, compress the net interest margin, and reduce net interest income.
•	Financial market risk: The risk that volatility in the financial markets might reduce the market valuations of assets in:
•	Client portfolios, which could decrease fee income.
•	Our investment securities portfolio, which could require us to record securities losses.
•	Economic risk: The risk that economic conditions might affect our ability to conduct business.
All of these risks could affect our financial performance and condition adversely. We believe that some of our exposure to these risks is mitigated by our business mix, which:
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
ASSET QUALITY
Asset quality is a measure of the risk associated with loans, investment securities, and other assets on our balance sheet. Asset quality affects cash flows, capital, income, expenses, and ultimately, our profitability. Our principal assets are loans, investment securities, and the goodwill we record in conjunction with acquisitions and our investments in affiliate money managers.
At year-end 2010, loans accounted for 69% of our assets; investment securities accounted for 5%; and other types of assets accounted for the remainder. The two main factors that affected our asset quality in 2010 were:
•	Higher levels of problem loans, which we discuss in the credit risk section below.
•	Declines in the market value of some of our investment securities, which led to other-than-temporary impairment losses. For more information about this, read the investment securities portfolio discussion in this report and Note 7, “Investment securities,” in the consolidated financial statements in this report.

Wilmington Trust Corporation 2010 Form 10-K	68
CREDIT RISK
Lending money is inherently risky. When we make a loan, we make subjective judgments about the borrower’s ability to meet the loan’s terms and conditions. No matter how financially sound a client or lending decision may seem, the borrower’s ability to repay can be affected adversely by economic changes and other external factors.
We make objective and subjective valuation assessments on assets we finance, which, in most cases, secure loans we make. Over time, changes in market conditions can affect these valuations, either positively or negatively.
We have industry and geographic concentrations of credit risk in our portfolio. In particular, we have a concentration of exposure to the commercial real estate industry and to the mid-Atlantic region (within our Regional Banking geographic footprint). We make commercial construction and mortgage loans to clients whose businesses are headquartered in this region and whose projects are located in this region.
Our commercial real estate borrowers are well-established businesses that are family-owned or closely held. We do not lend to large, national homebuilders. Most of our construction loans are for single-family homes in Delaware and southeastern Pennsylvania. We do very little condominium construction or conversion financing.
In addition to the collateral provided by the project itself, we generally obtain personal guarantees from the principals of commercial real estate borrowers. Before extending credit, we:
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
How we mitigate credit risk
To mitigate credit risk, we:
•	Employ loan underwriting standards that we apply consistently.
•	Prefer to grow loan balances ourselves, using our own underwriting standards, instead of purchasing loans.
•	Focus on building long-term relationships with clients.
•	Typically obtain collateral and personal guarantees from commercial borrowers.
•	Monitor the loan portfolio to identify potential problems.
•	Regularly review all past-due loans, loans not being repaid according to contractual terms, and loans we doubt will be paid on a timely basis.

Wilmington Trust Corporation 2010 Form 10-K	69
•	Perform an internal risk-rating analysis that classifies all commercial and some consumer loans outstanding into one of four primary categories of risk, with gradations in each category. We analyze migrations within the classifications quarterly. The four risk categories are:
•	Pass: Loans with no current or potential problems.
•	Watchlist: Accruing loans that are potentially problematic.
•	Substandard: Accruing or nonaccruing loans with identified weaknesses and some probability of loss.
•	Doubtful/loss: Nonaccruing loans with a high probability of loss, or which we have fully or partially charged off.
We divide credit risk-related responsibilities among different groups of staff members, including lending, loan recovery, credit policy and administration, appraisal, and credit risk management staff members. These groups have different reporting relationships:
•	The lending group is part of our Regional Banking business, and its reporting relationships follow the Regional Banking organizational structure.
•	The credit policy and administration group, including the chief credit officer, reports directly to our chief executive officer.
•	Loan recovery and appraisal staff members report to our general counsel.
•	The credit risk management group functions independently and reports directly to the Audit Committee of our Board of Directors.
The credit risk management group prepares a variety of analyses designed to help us understand the condition of the loan portfolio, including:
•	Analyses of the portfolio by type of loan, geographic exposure, and individual lender.
•	Annual reviews of a minimum percentage of the portfolio.
•	Assessments of the accuracy of internal risk ratings within specific portfolio segments.
•	Assessments of the adequacy of monitoring and administration for specific portfolio segments.
•	Reviews of our largest credit exposures.
In 2010, we engaged external consultants to supplement our credit risk management group.
In addition to the mitigation activities listed above, we apply the following underwriting standards to commercial construction loans:
•	Maximum term:
•	Two years on unimproved land
•	Three years on land development
•	Target loan size: $1 million to $10 million
•	Maximum loan-to-value requirements:
•	50% on unimproved land
•	65% on land development for lots the borrower plans to sell to a third party

Wilmington Trust Corporation 2010 Form 10-K	70
•	75% on land development for lots to be built out by the borrower
•	80% on residential construction and income-producing properties
•	70% on special-purpose income-producing properties (e.g., self storage facilities, hotels, etc.)
•	Construction limits on residential projects: Pre-sold inventory plus a maximum of:
•	4 unsold single-family homes or
•	10 unsold townhomes
•	Pre-leasing requirements for commercial construction projects:
•	100% coverage of all debt on an interest-only basis
•	70% coverage of all debt on an amortizing basis
•	Sales covenants on residential construction projects: Minimum of 75% of pro forma sales pace
Consistent with industry practice, when we fund an interest reserve on a construction loan, we include it in the loan-to-value calculation and as part of the total loan amount.
For more information about our commercial real estate industry exposure, read the Regional Banking discussion and Note 8, “Loans, loans held for sale, and OREO” in the consolidated financial statements in this report.
How we identify potential problem loans
To identify potential problem loans, we:
•	Monitor payment performance on an ongoing basis.
•	Utilize the principal lending officer to identify early noncompliance with loan terms.
•	Analyze account overdrafts.
•	Monitor compliance with established loan covenants or collateral formulas.
•	Perform targeted reviews and analyses of loans by type, geography, class, size, and borrower.
For consumer and residential mortgage loans, we identify problems primarily by reviewing payment performance. We do not assign risk ratings to most consumer and residential mortgage loans.
For commercial loans and loans secured with investments, the process is more complex, and it involves a high degree of management review and judgment.
Every commercial loan (and loan secured with investments) receives an initial risk rating that is assigned by the client relationship manager. It is the client relationship manager’s responsibility to identify deterioration in the quality of a loan, as soon as such conditions are known or suspected, by changing the loan’s assigned risk rating. The independent credit risk management group examines the client’s financial condition and other relevant information and confirms these risk ratings to ensure that they reflect the

Wilmington Trust Corporation 2010 Form 10-K	71
risk profile of the loan accurately. The independent credit risk management group also performs reviews of various portfolios on a sample basis.
For each significant potential problem loan in the commercial and secured with investments portfolios, the client relationship manager prepares a written summary that contains information about the borrower’s financial performance, payment history, and collateral position, as well as an action plan for managing the credit. These summaries are reviewed and discussed by lending staff members in each of our Regional Banking markets and by representatives of credit risk management at quarterly loan quality meetings. The summaries are also distributed to our Board of Directors. Depending on the risk profile, Regional Banking managers may ask loan recovery staff members to consult on, or assume responsibility, for managing the credit.
We also conduct quarterly credit strategies meetings to review significant relationships with risk ratings that are substandard or lower, or other credits that demonstrate rapid and/or severe deterioration and a high probability of income and/or principal loss. Among the issues we analyze and review at these meetings are collection strategies, plans to improve performance, and levels of available collateral support. Members of senior management attend these meetings.
When we downgrade a loan to a substandard rating, we require loan recovery staff members, at a minimum, to consult on the loan. When a substandard loan’s risk profile deteriorates such that it is placed on nonaccrual status, we transfer the client relationship from the lending unit to our loan recovery unit. Exceptions to this policy must be approved by the manager of the division in which the loan resides and by the loan recovery group.
How we manage problem loans
When a loan becomes 30 or more days past due, we consider this a sign of a possible problem, and we increase our monitoring of that loan in an effort to prevent more severe delinquency. When a loan becomes 90 or more days past due, or if it has been identified as a potential problem loan, we may take one or more of the following steps:
•	Confirm the loan’s assigned risk rating.
•	Review our collateral position and valuations.
•	Review the financial condition of guarantors on the loan.
•	Allocate an appropriate incremental amount to the reserve for loan losses.
•	Transfer all or part of the loan relationship to nonaccruing status.
•	Renegotiate all or part of the loan’s terms.
•	Foreclose on real property or accept a deed to real property in lieu of foreclosure and record the property’s value as OREO.
•	Charge off all or part of the loan.
When we transfer a loan to nonaccruing status, we allocate a specific, associated amount to the reserve for loan losses, in accordance with ASC 310, “Receivables.” We base most of these allocations on the underlying value of the collateral supporting the loan. We also may consider the net present value of the loan’s future cash flows and/or the observed market price of the loan.

Wilmington Trust Corporation 2010 Form 10-K	72
We update our reserve allocations quarterly. If necessary, we adjust the reserve by increasing or decreasing the provision for loan losses. For more information about how we establish the reserve, read Note 3, “Summary of significant accounting policies,” and Note 9, “Reserve for loan losses,” in the consolidated financial statements in this report.
Loan recovery and credit risk management staff members analyze all problem credits on a quarterly basis to determine collection potential and identify collateral deficiencies. If a collateral shortfall exists, we typically revise the loan’s structure by requiring additional principal payments, additional collateral, or additional support in the form of other guaranties, to the extent that the loan’s documentation permits such remedies. If there is a collateral or cash flow shortfall on an impaired loan, we record a specific reserve for loan losses in accordance with ASC 310. In recent years, declining collateral values have been a significant cause of risk rating downgrades, increasing nonaccrual loans, and higher provisions for loan losses. Continued declines in collateral values in the future could have a material adverse effect on our financial statements.
Loan recovery and credit risk management staff members use the quarterly analyses of collection potential and collateral deficiencies as a basis for recommending whether a loan should be charged off partially or fully. We record charge-offs when both of the following conditions are present:
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
•	The client relationship manager recommends we renew or extend the loan.
•	The loan is downgraded to a risk rating of substandard or lower.
•	The loan has had a watchlist rating for 18 months or a substandard rating for 12 months.
Appraisal staff members determine whether revaluations should be performed by themselves or by third-party appraisers, unless the property secures a loan which has been determined to be impaired under ASC 310, “Receivables,” in which case, we require that revaluations be performed by third-party appraisers. Our appraisal staff members review all appraisals performed by third-party professionals.

Wilmington Trust Corporation 2010 Form 10-K	73
Appraisal staff members collect and analyze data that we use to determine the reliability of appraisals. These data include internal and external reports on trends in real estate valuation, appreciation and depreciation, absorption rates, lease rates, occupancy rates, capitalization rates, as well as information we obtain from appraisal reviews and conversations with third-party appraisers and other market participants. We assess real estate market changes on a quarterly basis in meetings led by staff members with Member, Appraisal Institute (MAI) credentials. The MAI is the highest professional designation a commercial property appraiser can achieve.
If the data we collect indicate it is probable that the value of a particular type of property remained stable or appreciated over the time period under consideration, we do not require a new appraisal. If the data indicate probable deterioration in value, we require a new appraisal. Appraisal staff members review the valuations of substandard loans secured with real estate annually.
As the real estate market has deteriorated, demand for independent appraisals has increased, and we are waiting longer to receive them. To offset these delays, we may use estimates in place of formal appraisals, when necessary, to evaluate collateral valuations. These estimates consider all available evidence, including historical loss experience, economic trends, values of similar or nearby properties, values derived from specific geographic market studies, and other metrics. As we receive updated independent appraisals in the future, our estimates of collateral values may change.
CREDIT QUALITY IN 2010
The recession that began in 2008 continued to have a significant effect on our credit quality in 2010. Economic conditions in Delaware remained tentative, as activity in the housing and construction industries declined. Delaware’s unemployment rate reached a historic high in the first quarter of 2010, and remained elevated throughout the year.
The prolonged economic deterioration took its toll on many of our customers. Throughout 2010, more borrowers and guarantors fell behind on loan payments, as they experienced declining cash flows, liquidity, and net worth. As a result, the risk ratings of more loans were downgraded, and the amount of our nonaccruing loans increased. As this occurred, new and updated appraisals indicated significant declines in collateral values. These conditions required us to charge off more loans and increase our reserve for loan losses.
Commercial construction loans continued to account for most of our problem loans in 2010 but, as recessionary conditions persisted, pressures began to extend to commercial mortgage clients and CF&A clients with businesses tied to the real estate and construction sectors. Geographically, most of our problem loans continued to be concentrated in Delaware, particularly in the southern part of the state (Kent and Sussex Counties).
Further declines in the collateral values supporting our loans, material worsening of financial conditions of borrowers, and continued lack of improvement in the Delaware economy could have additional adverse effects on our results of operations and financial condition in the future.

Wilmington Trust Corporation 2010 Form 10-K	74
Given the significant increase in problem loans, we took certain actions during 2010 to ensure that our process for approving loans as well as identifying and managing problem loans was sound. These actions included:
•	Implementation of additional mandatory training and diagnostic testing for commercial and consumer lending staff, portfolio managers, loan recovery staff, and credit officers.
•	Focusing loan approval decisions on the entire client relationship and global supporting cash flows, rather than individual transactions.
•	Credit department evaluation, approval, and endorsement of every loan above certain dollar and credit score thresholds as part of the loan approval process.
•	Mandatory periodic reviews of every loan above certain dollar thresholds for appropriate risk rating decisions and documentation.
•	Implementing an automated system that manages the appraisal-ordering process.
•	Increasing staff resources in credit risk management and hiring a third party to supplement our portfolio reviews to ensure that we are reviewing, risk rating, valuing, and acting on problem loans appropriately and timely.
•	Increasing our resources surrounding our collection efforts, including adding collection and workout staff to address the significant increases in the number and amount of problem loans.
The loan balances presented in this section exclude loans held for sale, unless noted otherwise. For details about the credit quality of loans held for sale, read Note 8, “Loans, loans held for sale, and OREO,” in the consolidated financial statements in this report.
risk elements

(in millions)	2010	2009	2008	2007	2006

As of December 31

Total loans outstanding	$7,525.9	$8,967.2	$9,619.1	$8,475.8	$8,094.9
Reserve for loan losses	440.8	251.5	157.1	101.1	94.2
Loans held for sale	52.5	—	—	—	—

Nonperforming assets:
Nonaccruing loans	$1,009.6	$455.6	$196.4	$52.5	$31.0
Troubled restructured loans (accruing)	43.9	28.5	—	19.0	—
Nonaccruing loans held for sale	45.9	—	—	—	—
OREO	45.6	34.6	14.5	9.1	4.8

Total nonperforming assets	$1,145.0	$518.7	$210.9	$80.6	$35.8

Accruing loans past due 90 days or more	$56.8	$30.6	$34.3	$13.7	$5.8

For the year ended December 31

Provision for loan losses	$699.7	$205.0	$115.5	$28.2	$21.3
Net charge-offs	$510.4	$112.3	$52.4	$21.3	$18.5

Wilmington Trust Corporation 2010 Form 10-K	75
selected credit quality ratios
As of December 31

	2010	2009	2008

Loan loss reserve ratio	5.86%	2.80%	1.63%
Nonperforming assets ratio (including OREO and loans held for sale)	15.02%	5.76%	2.19%
Accruing loans past-due 90 days or more ratio	0.75%	0.34%	0.36%
Net charge-off ratio	6.06%	1.21%	0.57%
Serious-doubt loan ratio	0.41%	0.61%	1.14%

The loan loss reserve ratio differs from the nonperforming asset ratio because:
•	An asset’s nonperformance does not automatically generate a partial or total loss.
•	The denominator of the nonperforming asset ratio includes OREO.
INTERNAL RISK RATING ANALYSIS
In 2010, as we identified that more of our borrowers were experiencing financial difficulties, we downgraded more loans to risk ratings of substandard or lower. At year-end 2010, approximately 75% of total loans outstanding had risk ratings of pass or watchlist, down from 88% at year-end 2009. Approximately 25% of total loans outstanding had risk ratings of substandard or lower at year-end 2010, up from 12% at year-end 2009. The amount of loans with substandard ratings was 72% higher at year-end 2010 than at year-end 2009. The amount of substandard-rated loans that were nonaccruing more than doubled from year-end 2009.
loan balances by Internal risk rating
As of December 31

(in millions)	2010	2009	2008

Pass	$4,985.0	$7,289.6	$8,714.0
Watchlist	673.4	607.4	500.4
Substandard:
Substandard-accruing	857.9	614.6	208.3
Substandard-nonaccruing	890.1	399.2	195.2

Total substandard	1,748.0	1,013.8	403.5
Doubtful-nonaccruing	119.5	56.4	1.2

Total loans	$7,525.9	$8,967.2	$9,619.1

Within the substandard-rated loan category, the largest increase was in the commercial construction category.
Loans with substandard risk ratings by loan type
As of December 31

(in millions)	2010	2009	2008

Commercial, financial, and agricultural	$609.3	$398.2	$188.1
Commercial real estate — construction	693.2	336.8	123.9
Commercial mortgage	349.8	208.8	46.5
Consumer and other retail	95.7	70.0	45.0

Total substandard loans	$1,748.0	$1,013.8	$403.5

Wilmington Trust Corporation 2010 Form 10-K	76
The following table shows the loan loss reserve coverage on loans with substandard risk ratings that are still accruing interest.
Substandard-accruing loan loss reserve coverage
As of December 31

	Loan	Reserve	Reserve as a
(dollars in millions)	balances	balances	percent of loans

Commercial, financial, and agricultural	$346.5	$37.5	11%
Commercial real estate — construction	258.3	69.6	27%
Commercial mortgage	226.2	11.0	5%
Consumer and other retail	26.9	4.4	16%

Total substandard-accruing loans	$857.9	$122.5	14%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Loans we report as being past due 90 days or more continue to accrue interest, and we do not consider them to be nonperforming. These are loans for which we believe borrowers have, or will have, the ability to comply with the terms of their loan agreements. Most of the accruing loans past due 90 days or more at December 31, 2010, are commercial construction and commercial mortgage loans.
Accruing loans past due 90 days or more
As of December 31

(dollars in millions)	2010	2009	2008

Commercial, financial, and agricultural	$8.5	$4.2	$8.4
Commercial real estate — construction	31.9	4.5	5.0
Commercial mortgage	14.5	2.2	1.6
Consumer and other retail	1.9	19.7	19.3

Total loans past due 90 days or more	$56.8	$30.6	$34.3

Ratio of loans past due 90 days to total loans outstanding	0.75%	0.34%	0.36%

NONPERFORMING ASSETS
Nonperforming assets consist of:
•	Nonaccruing loans. These are loans for which we do not expect to receive principal or interest payments according to contractual terms. This category includes troubled restructured loans that are nonaccruing.
•	Troubled restructured loans (accruing). These are accruing loans for which we and the borrowers have renegotiated terms or conditions.
•	Nonaccruing loans held for sale. These are loans that are categorized as held for sale on our balance sheet, for which we do not expect to receive principal or interest payments according to contractual terms.
•	OREO, which consists of properties we acquire through foreclosure or when the borrower defaults. We record these properties at their fair value, less cost to sell.

Wilmington Trust Corporation 2010 Form 10-K	77
Nonperforming assets
As of December 31

(dollars in millions)	2010	2009	2008

Nonaccruing loans:
Commercial, financial, and agricultural	$286.1	$80.9	$41.3
Commercial real estate — construction	526.6	264.8	112.7
Commercial mortgage	124.0	69.0	21.7
Consumer and other retail	72.9	40.9	20.7

Total nonaccruing loans	1,009.6	455.6	196.4
Troubled restructured loans (accruing)	43.9	28.5	—

Total nonaccruing and troubled restructured loans	1,053.5	484.1	196.4
Nonaccruing loans held for sale	45.9	—	—
OREO	45.6	34.6	14.5

Total nonperforming assets	$1,145.0	$518.7	$210.9
Nonperforming asset ratio (includes OREO and loans held for sale)	15.02%	5.76%	2.19%

Nonaccruing loans
During 2010, we transferred $1.23 billion of loans to nonaccruing status. These transfers were offset partially by pay downs, $499.1 million of charge-offs, the transfer of $45.9 million of loans to loans held for sale, and the transfer of $34.7 million of loans to OREO. In total, nonaccruing loans increased $554.0 million, or 122%, from year-end 2009. Significant increases in nonaccruing loans occurred across all loan categories and, as discussed above, was the result of cash flow and liquidity problems that many of our borrowers experienced during 2010 as a result of the prolonged recession.
The following table presents cumulative charge-offs and the reserve balances for each category of nonaccruing commercial loans as of December 31, 2010.
Nonaccruing commercial loan loss analysis
As of December 31

	Loan	Cumulative	Reserve	Potential
(dollars in millions)	balances [1]	charge-offs	balances	loss ratio [2]

Commercial, financial, and agricultural	$286.1	$65.6	$60.5	35.9%
Commercial real estate — construction	526.6	227.7	83.4	41.2%
Commercial mortgage	124.0	20.4	12.0	22.4%

Total nonaccruing commercial loans [3]	$936.7	$313.7	$155.9	37.6%

[1]	Net of cumulative charge-offs.

[2]	The sum of the cumulative charge-offs plus the reserve balance, divided by the loan balance plus the charge-offs.

[3]	Includes substandard-nonaccruing and doubtful loans.
Troubled restructured loans
Troubled restructured loans are loans for which we have granted concessions due to a borrower’s financial difficulty that we would not have considered otherwise. A troubled restructured loan may be either accruing or nonaccruing, depending on its delinquency status, risk rating, and our assessment of the likelihood of principal and interest payment.

Wilmington Trust Corporation 2010 Form 10-K	78
Most often, the concessions we grant are modifications of loan terms, such as interest rate reductions, maturity extensions, and principal or interest forgiveness. Sometimes we may grant multiple types of concessions on a particular loan. We base our decision to grant these concessions on our belief that working with these borrowers to restructure their loans improves the likelihood we will be repaid.
At December 31, 2010 and 2009, the percentage of troubled restructured loans with principal moratorium concessions were 38% and 74%, respectively. At the same period-ends, troubled restructured loans that had payment extension concessions were 55% and 60%, respectively. In addition, troubled restructured loans that had interest rate concessions at the same dates, were 26% and 9%, respectively. These interest rate concessions constituted rate changes from the original contractual rates. At December 31, 2010, approximately 89% of troubled restructured loans were in compliance with their modified terms, compared with 88% at December 31, 2009.
Troubled restructured loans
As of December 31

	2010			2009
(in millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial, financial, and agricultural	$17.6	$10.3	$27.9	$14.7	$20.4	$35.1
Commercial real estate — construction	—	19.3	19.3	—	84.2	84.2
Commercial mortgage	13.4	6.6	20.0	10.3	10.6	20.9
Consumer and other retail	12.9	1.9	14.8	3.5	1.5	5.0

Total troubled restructured loans	$43.9	$38.1	$82.0	$28.5	$116.7	$145.2

Accruing troubled restructured loans at December 31, 2010, were $43.9 million, an increase of $15.4 million from year-end 2009. Nonaccruing troubled restructured loans decreased $78.6 million from the prior year-end, mainly due to charge-offs.
As is the case with all nonaccruing loans, we may restore troubled restructured loans for which we are not accruing interest to accrual status, provided the restructurings are based on current, well-documented credit evaluations that support a borrower’s ability to repay under the modified terms. These evaluations must include consideration of a borrower’s sustained historical payment performance for reasonable periods (a minimum of six months) prior to the dates on which the loan returns to accrual status.
OREO
Most of the properties that we hold as OREO are commercial properties and many are residential development projects in various stages of completion. During 2010, we transferred property valued at $34.7 million to OREO, and we sold or wrote down OREO property valued at $23.7 million.
Composition of oreo balances
As of December 31

(dollars in millions)	2010		2009		2008

Commercial properties	$41.4	91%	$32.4	94%	$14.0	97%
Residential properties	4.2	9%	2.2	6%	0.5	3%

Total OREO	$45.6		$34.6		$14.5

As we continue to manage the foreclosure process on many of our problem loans, we expect OREO balances to increase in the future.

Wilmington Trust Corporation 2010 Form 10-K	79
NET CHARGE-OFFS
Most of the loans we charge off are commercial loans. Commercial loan charge-offs are very unpredictable, because:
•	Negotiations with borrowers can affect the timing and extent of charge-offs, or avert them altogether.

•	Associated legal proceedings can affect the timing and amount of charge-offs or recoveries.

•	Collateral valuations can change.
There are few charge-offs in our residential mortgage portfolio, because:
•	We sell most of our newly originated fixed rate residential mortgages into the secondary market.

•	We do not make subprime, Alt-A, or any other so-called “exotic” residential mortgage loans.
Even after we charge loans off, we continue to pursue repayment. When we receive repayments on charged-off loans, we record them as loan recoveries.
Charge-offs increased in 2010, generally as a function of the sustained recession and continued declines in the values of underlying collateral. Charge-offs increased in all commercial loan categories, but most of the loans we charged off in 2010 were commercial construction loans. These were mainly residential development projects in southern Delaware, and were largely for parcels of land in various stages of development.
Net charge-offs
For the year ended December 31

(dollars in millions)	2010	2009	2008

Commercial, financial, and agricultural	$(142.1)	$(34.9)	$(11.9)
Commercial real estate — construction	(295.5)	(40.2)	(13.5)
Commercial mortgage	(42.5)	(5.6)	(1.2)
Residential mortgage	(0.2)	(0.5)	(0.3)
Consumer and other retail	(30.1)	(31.1)	(25.5)

Total net loans charged off	$(510.4)	$(112.3)	$(52.4)

Net charge-off ratio	6.06%	1.21%	0.57%

For more detail on gross charge-offs and loan recoveries, read the loan loss reserve and loan loss provision discussion at the end of this section.
SERIOUS-DOUBT LOANS
Serious-doubt loans are loans that are performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have the potential to become nonperforming loans in the future. The decrease in this balance during 2010 was mainly due to loans that went to nonaccrual status during 2010, combined with serious doubt loans that were paid down or were removed from the serious-doubt list. These decreases were offset partially by new serious-doubt loans during 2010.

Wilmington Trust Corporation 2010 Form 10-K	80
Serious-doubt loans
As of December 31

(dollars in millions)	2010	2009	2008

Commercial, financial, and agricultural	$17.0	$26.1	$82.9
Commercial real estate — construction	2.9	21.0	8.4
Commercial mortgage	7.9	4.0	15.0
Consumer and other retail	—	0.8	0.6
Contingency allocation	3.0	3.0	3.0

Total serious-doubt loans	$30.8	$54.9	$109.9

Serious-doubt loan ratio	0.41%	0.61%	1.14%

LOAN LOSS RESERVE AND LOAN LOSS PROVISION
The protracted recessionary environment, particularly in Delaware, caused more of our borrowers to experience financial difficulty, doubled our level of nonperforming loans, and led to declines in collateral values. These factors contributed to increases in our charge-offs, our reserve, and our provision for loan losses in the following ways during 2010:
Reserves for non-impaired loans that we reserve for collectively in pools were higher because:
•	As we downgraded the risk ratings of our loans, the level of our reserves increased because pools of lower-rated loans (such as substandard) have a higher reserve factor.

•	As we experienced charge-offs, higher levels of loss experience were added to the loss history in our pooled factor calculation, which drove higher calculated loss factors, and led directly to higher reserves.

•	We increased the qualitative components of the reserve, given the depth and duration of the recession and the uncertainty surrounding the economic outlook.
Charge-offs and reserves for impaired loans that we individually evaluate for impairment were higher because:
•	We valued a large number of newly-impaired loans using collateral values, which had declined significantly.

•	We received updated appraisals for loans that were previously impaired. Many of these appraisals showed a significant decline in collateral value from previous appraised values.
Loan loss reserve composition by loan type
As of December 31

(in millions)	2010	2009	2008	2007	2006

Commercial, financial, and agricultural	$140.7	$65.9	$57.5	$33.7	$36.3
Commercial real estate — construction	188.5	100.8	40.1	25.7	19.2
Commercial mortgage	61.6	40.6	18.6	15.9	14.5
Residential mortgage	5.9	3.3	2.3	1.4	1.3
Consumer and other retail	44.1	40.9	36.5	18.3	16.8
Unallocated	—	—	2.1	6.1	6.1

Total loan loss reserve	$440.8	$251.5	$157.1	$101.1	$94.2

Wilmington Trust Corporation 2010 Form 10-K	81
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
During 2010, there were significant declines in the values of collateral supporting our loans, particularly for construction loans in southern Delaware. In addition, the financial condition of many of our borrowers deteriorated. As a result, our charge-offs, provision for loan losses, and loan loss reserve were higher than in prior periods. These trends could continue in the future, which could have a material adverse effect on our financial statements.
Loan loss reserve composition by internal risk rating
As of December 31

(in millions)	2010	2009	2008

Pass	$129.6	$115.3	$102.5
Watchlist	29.3	11.8	9.7
Substandard-accruing	122.5	36.7	21.3
Substandard-nonaccruing	124.7	81.3	21.2
Doubtful-nonaccruing	34.7	6.4	0.3
Unallocated	—	—	2.1

Total loan loss reserve	$440.8	$251.5	$157.1

Wilmington Trust Corporation 2010 Form 10-K	82
Impaired loan analysis
As of December 31, 2010

	Loan	Cumulative	Reserve	Reserve/
(dollars in millions)	balances [1]	charge-offs	balances	loans

Individually impaired loans with reserves	$451.9	$27.1	$164.1	36.3%
Individually impaired loans without reserves [2]	$602.9	$291.4	$—	—%

Other loans	$6,471.1	$—	$276.7	4.3%

Total	$7,525.9	$318.5	$440.8	5.9%

[1]	Net of cumulative charge-offs.

[2]	The $602.9 million of loans includes $246.6 million of loans that are net of $291.4 million of cumulative charge-offs, for which we do not have a specific reserve recorded because we believe that the net carrying values of the loans are equal to their net realizable values. The remaining $356.3 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to recover our investment fully is supported by the value of the underlying collateral.
As of December 31, 2009

	Loan	Cumulative	Reserve	Reserve/
(dollars in millions)	balances [1]	charge-offs	balances	loans

Individually impaired loans with reserves	$348.3	$33.3	$88.5	25.4%
Individually impaired loans without reserves [2]	$151.5	$23.6	$—	—%

Other loans	$8,467.4	$—	$163.0	1.9%

Total	$8,967.2	$56.9	$251.5	2.8%

[1]	Net of cumulative charge-offs.

[2]	The $151.5 million of loans includes $21.5 million of loans that are net of $23.6 million of cumulative charge-offs, for which we do not have a specific reserve recorded because we believe that the net carrying values of the loans are equal to their net realizable values. The remaining $130.0 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to recover our investment fully is supported by the value of the underlying collateral.

Wilmington Trust Corporation 2010 Form 10-K	83
DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. These instruments and contracts include:
•	Derivative instruments, such as interest rate swaps and interest rate floors. These instruments help us manage the effects of fluctuating interest rates on net interest income. We also use interest rate swap contracts to help commercial loan clients manage their interest rate risk. We do not hold or issue derivative financial instruments for trading purposes. For more information about our use of derivatives, read Note 16, “Derivative and hedging activities,” in the consolidated financial statements in this report.

•	Instruments that generally accepted accounting principles deem to be off-balance-sheet arrangements. These instruments include standby letters of credit, unfunded lending commitments, unadvanced lines of credit, operating lease obligations, and other guaranties. For more information about this, read Note 13, “Borrowings,” and Note 14, “Commitments and contingencies,” in the consolidated financial statements in this report.

•	Pension and other postretirement benefit plan obligations. We contributed $3.1 million and $43.3 million in 2010 and 2009, respectively, to these plans. For more information about this, read Note 19, “Pension and other postretirement benefits,” in the consolidated financial statements in this report.

•	Contractual obligations including certificates of deposit and long-term debt, which appear on our balance sheet. For more information about this, read Note 12, “Deposits,” and Note 13, “Borrowings,” in the consolidated financial statements in this report.
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
At December 31, 2010, we had interest rate swap contracts associated with loans to clients with a total notional amount of $1.08 billion, including the mirror swaps described above. For more information about our derivative and hedging instruments, read Note 16, “Derivative and hedging activities,” in the consolidated financial statements in this report.
Other contractual obligations
As of December 31

(in millions)	2010	2009

FHLB advances	$150.0	$28.0	[1]
Lease commitments for offices, net of sublease arrangements [2]	$82.3	$72.7
Certificates of deposit	$2,890.2	$2,408.1
Letters of credit, unfunded lending commitments, and unadvanced lines of credit	$2,530.6	$3,136.4

[1]	We used these funds to construct Wilmington Trust Plaza, our operations center in Wilmington, Delaware, which was completed in 1998.

[2]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.

Wilmington Trust Corporation 2010 Form 10-K	84
Amount and duration of payments due on current contractual obligations
As of December 31, 2010

		Less than 1	1 to 3	3 to 5	More than 5
(in millions)	Total	year	years	years	years

Certificates of deposit	$2,890.2	$1,646.7	$1,035.0	$204.6	$3.9
Debt obligations	600.0	—	400.0	—	200.0
Interest on debt obligations	153.2	30.5	50.4	34.0	38.3
Operating lease obligations	82.3	13.4	25.0	19.1	24.8
Benefit plan obligations	3.9	3.9	—	—	—

Total	$3,729.6	$1,694.5	$1,510.4	$257.7	$267.0

The debt obligations in the table above are included in the “Long-term debt” line of our balance sheet and consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003 and is due in 2013.
•	$200.0 million of subordinated long-term debt that was issued on April 1, 2008 and is due on April 2, 2018.
•	$150.0 million of FHLB advances.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At December 31, 2010, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 21, “Income taxes,” in the consolidated financial statements in this report.
Our agreements with CRM and RCM permit principal members and designated key staff members of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 5, “Affiliates and acquisitions,” in the consolidated financial statements in this report.
We have agreed with our regulators that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur debt having maturity of greater than one year, in each case without prior written approval from our regulators.

Wilmington Trust Corporation 2010 Form 10-K	85
OTHER INFORMATION
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies conform with GAAP, and with reporting practices prescribed for the banking industry. We maintain our accounting records and prepare our financial statements using the accrual basis of accounting. In applying our critical accounting policies, we make estimates and assumptions about revenue recognition, the reserve for loan losses, stock-based employee compensation, investment securities valuations, goodwill impairments, loan origination fees and costs, income taxes, and other items. For more information about our critical accounting policies, read Note 3, “Summary of significant accounting policies,” and Note 4, “Recent accounting pronouncements,” in the consolidated financial statements in this report.
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report contains estimates, predictions, opinions, and other statements that might be construed as “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements include references to our financial goals, dividend policy, financial and business trends, new business results and outlook, business prospects, market positioning, pricing trends, strategic initiatives, credit quality and the reserve for loan losses, the effects of changes in market interest rates, the effects of downgrades in our credit ratings, the effects of changes in securities valuations, the effects of accounting pronouncements, and other internal and external factors that could affect our financial performance.
These statements are based on a number of assumptions, estimates, expectations, and assessments of potential developments, and they are subject to various risks and uncertainties that could cause our actual results to differ from our expectations. Our ability to achieve the results reflected in these statements could be affected adversely by, among other things, failure to consummate a change-of-control transaction on a timely basis; additional regulatory restrictions or failure to comply with existing regulatory restrictions; changes in national or regional economic conditions, including continued declines in the collateral values supporting our loans; deterioration in the credit quality of our borrowers; changes in our regulatory requirements; downgrades in our credit ratings; a change in conclusion about the realization of our deferred tax asset; changes in market interest rates or credit markets generally; fluctuations in equity or fixed income markets; significant changes in banking laws or regulations or the application of such laws or regulations to our businesses; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of our proposed merger with M&T, and the restrictions on our businesses contained in the merger agreement; the effects of integrating our businesses with those of M&T after the merger is completed; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or our affiliate money managers, CRM and RCM; changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by domestic or foreign unrest, hostilities, terrorism, or war. Forward-looking statements are effective as of the date of this report and we assume no duty to update them.
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

Wilmington Trust Corporation 2010 Form 10-K	86
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. All of these risks could affect our financial performance and condition adversely. Our primary risks are credit risk, interest rate risk, financial market risk, regulatory risk, and economic risk. For more information about these risks, read the risk factors, asset quality, and credit quality discussions in this report.
Market interest rates present more risk to us than inflation. As a financial institution, nearly all of our assets and liabilities are monetary in nature. Their values are more likely to be eroded by changes in market interest rates than by the effects of inflation on currency valuations.
INTEREST RATE RISK
Changes in market interest rates, and the pace at which they occur, can affect the yields we earn on loans and investments and the rates we pay on deposits and other borrowings. These changes can compress or expand our net interest margin and reduce or increase our net interest income.
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
Our interest rate risk management objective is to minimize reductions in net interest income that might result from changes in market interest rates. To mitigate interest rate risk, we:
•	Maintain a mix of assets and liabilities that gives us flexibility in a dynamic marketplace.
•	Manage the relative proportion of fixed and floating rate assets and liabilities so we can manage their repricing characteristics as closely as possible.
•	Manage the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read Note 7, “Investment securities,” in the consolidated financial statements in this report.
•	Sell most newly originated fixed rate residential mortgages into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in holding instruments with fixed rates and long-term maturities.

Wilmington Trust Corporation 2010 Form 10-K	87
•	Prefer to manage our exposure to fixed rate mortgages through our investment securities portfolio. The mortgage-backed instruments in our investment securities portfolio typically have shorter maturity and duration characteristics than a portfolio of individual mortgage loans.
•	Use derivative instruments. For more information about this, read the discussion of off-balance-sheet arrangements and contractual obligations and Note 16, “Derivative and hedging activities,” in the consolidated financial statements in this report.
To achieve our interest rate risk management objectives, we follow guidelines set by an interest rate risk policy that is approved annually by our Board of Directors. The table below presents the percentage reductions in net interest income allowable by the current policy over a 12-month period from gradual changes in market interest rates over a 10-month period.
net interest income sensitivity policy limit

Net interest income
Gradual change in market interest rates over a 10-month period	sensitivity policy limit

+/- 250 basis points	(16.5)%
+/- 150 basis points	(9.5)%
+/- 50 basis points	(3.0)%

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates how gradual and sustained changes in market interest rates might affect net interest income. We perform simulations quarterly that compare a stable interest rate environment to multiple hypothetical interest rate scenarios. As a rule, our model employs scenarios in which rates gradually move up or down by 50 to 250 basis points over a period of 10 months.
We believe the primary measure of interest rate risk management is the net interest margin.
In 2010 and 2009, the balances of floating rate assets exceeded the balances of floating rate liabilities and our interest rate risk position remained asset sensitive.
In 2010, 2009, and 2008, our net interest margin was affected negatively by increases in nonaccruing loans, weakening demand for new loans, and the historically low levels of short-term market interest rates. For more information about the margin, read the net interest income discussion and the analysis of changes in interest income and expense due to volume and rate, in the net interest income and margin section of this report.
Net interest margin
For the year ended December 31

	2010	2009	2008

Net interest margin	2.81%	3.08%	3.28%

Wilmington Trust Corporation 2010 Form 10-K	88
Repricing characteristics
As of December 31

(in millions)	2010	2009	2008

Commercial loans repricing within 30 to 45 days	$5,071.1	$5,901.5	$5,946.2
Non-core funding repricing in 90 or fewer days	$250.2	$1,927.6	$3,345.8

Loan and deposit repricing characteristics as a percentage of total loan balances
As of December 31

	2010	2009

Total loans outstanding with floating rates	79%	79%
Commercial loans with floating rates	90%	90%
Floating rate commercial loans tied to a prime rate	43%	53%
Floating rate commercial loans tied to the 30-day Libor	38%	39%
Non-core funding maturing in < 90 days	19%	91%

The table below presents various hypothetical scenarios of gradual changes in market interest rates over the next 10 months and the corresponding estimated percentage change in net interest income over the next 12 months. At year-end 2010, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of equal-sized moves that totaled 250 basis points, our net interest income would increase 19.7% over the 12 months beginning December 31, 2010. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model.
Simulated effect of interest rate changes on net interest income
For the 12 months beginning December 31

Gradual change in market interest rates over a 10-month period	2010	2009	2008

+ 250 basis points	19.7%	10.8%	4.0%
+ 150 basis points	10.5%	4.6%	0.1%
+ 50 basis points	2.4%	(0.1)%	(1.7)%

In our estimation, the marginal impact of the first 75 basis point increase in short-term market rates is limited because:
•	Some of our variable-rate loans are priced at rates that currently are higher than prevailing short-term market rates.

•	We established a minimum commercial lending rate of 4.00%, which exceeds the current National Prime rate of 3.25%.
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

Wilmington Trust Corporation 2010 Form 10-K	89
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
The amount of total revenue subject to financial market risk was higher for 2010 than for 2009, primarily because revenue from CCS was higher and net interest income was lower.
We discuss these changes in revenue more fully in earlier sections of this report.
Revenue subject to financial market risk
For the year ended December 31

(dollars in millions)	2010	2009	2008

Wealth Advisory Services (WAS):
Trust and investment advisory fees	$133.6	$130.9	$150.9
Mutual fund fees	4.3	16.6	27.2

Total WAS revenue subject to financial market risk	$137.9	$147.5	$178.1
Total WAS revenue	$165.6	$189.5	$223.6

Corporate Client Services (CCS):
Retirement services	$87.2	$67.5	$37.4
Investment/cash management services	16.1	15.6	15.0

Total CCS revenue subject to financial market risk	$103.3	$83.1	$52.4
Total CCS revenue	$199.2	$172.1	$132.9

Affiliate money managers revenue	$19.4	$15.2	$15.7

Total revenue subject to financial market risk	$260.6	$245.8	$246.2
Total revenue [1]	$707.9	$744.8	$782.3
Percent of total revenue subject to financial market risk [1]	37%	33%	31%

[1]	Total revenue is the combination of net interest income (before the provision for loan losses) and total noninterest income (excluding other-than-temporary impairment losses and securities gains/losses).
Our investment securities portfolio is also subject to financial market risk, because financial markets determine the valuations of the instruments we hold in the portfolio. For more information about this, read the investment securities portfolio discussion in this report and the analysis of changes in interest income and expense due to volume and rate, in the net interest income and margin section of this report.

Wilmington Trust Corporation 2010 Form 10-K	90
ECONOMIC RISK
Changes in economic conditions could change demand for the services we provide and, ultimately, affect loan and deposit balances, revenue, net income, and our overall results adversely.
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
OTHER RISK
For more information about risk, read Item 1A and the credit quality discussion in the MD&A in this report.

Wilmington Trust Corporation 2010 Form 10-K	91
Item 8. Financial Statements and Supplementary Data
Five-Year Comparison of Consolidated Average Statement of Condition
For the year ended December 31

(in millions)	2010	2009	2008	2007	2006

ASSETS
Cash and due from banks	$181.1	$188.7	$226.2	$208.7	$210.6
Interest-bearing deposits in other banks	683.0	212.4	94.0	4.4	2.9
Federal funds sold and securities purchased under agreements to resell	13.7	22.4	32.7	34.0	49.9
Investment securities:
U.S. Treasury securities	189.3	54.5	61.0	103.0	156.5
Government agency securities	207.8	250.4	493.3	657.8	478.9
Obligations of state and political subdivisions	6.1	6.3	9.0	14.7	10.0
Preferred stock	18.0	19.3	35.6	66.2	90.2
Mortgage-backed securities	213.6	363.6	700.2	647.5	761.9
Other securities	112.2	161.7	262.1	374.3	386.5

Total investment securities	747.0	855.8	1,561.2	1,863.5	1,884.0
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	30.3	24.8	22.2	12.4	9.1
Loans:
Commercial, financial, and agricultural loans	2,459.8	2,732.0	2,814.6	2,485.7	2,437.4
Real estate — construction loans	1,782.0	1,958.3	1,860.6	1,731.9	1,516.8
Commercial mortgage loans	2,077.0	2,007.8	1,694.1	1,382.2	1,240.8

Total commercial loans	6,318.8	6,698.1	6,369.3	5,599.8	5,195.0
Residential mortgage loans	423.4	501.0	562.0	556.3	495.2
Consumer loans	1,258.3	1,565.2	1,728.7	1,526.6	1,458.2
Loans secured with investments	419.1	479.2	540.0	529.3	551.4

Total retail loans	2,100.8	2,545.4	2,830.7	2,612.2	2,504.8

Total loans, net of unearned income of $5.0 in 2010 and $6.4 in 2009	8,419.6	9,243.5	9,200.0	8,212.0	7,699.8
Reserve for loan losses	(350.4)	(175.5)	(108.1)	(95.5)	(91.8)

Net loans	8,069.2	9,068.0	9,091.9	8,116.5	7,608.0
Premises and equipment, net	139.3	150.7	153.5	149.6	150.6
Goodwill	360.7	358.9	356.0	314.3	339.6
Other intangibles	33.1	43.6	42.4	36.6	37.4
Other assets	508.1	423.9	301.1	257.4	203.0

Total assets	$10,765.5	$11,349.2	$11,881.2	$10,997.4	$10,495.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$1,085.6	$1,167.9	$778.1	$722.4	$759.1
Interest-bearing deposits:
Savings deposits	909.4	908.3	779.3	500.1	311.4
Interest-bearing demand deposits	3,890.0	3,164.9	2,470.4	2,400.2	2,365.1
Certificates under $100,000	991.4	1,072.5	1,006.3	1,010.1	979.4
Local certificates $100,000 and over	116.5	176.7	299.5	412.7	521.7

Total core deposits	6,992.9	6,490.3	5,333.6	5,045.5	4,936.7
National brokered certificates	1,288.9	1,333.2	2,846.3	2,756.7	2,803.9

Total deposits	8,281.8	7,823.5	8,179.9	7,802.2	7,740.6
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	257.9	1,310.8	1,810.4	1,465.0	1,116.2
U.S. Treasury demand deposits	—	3.7	18.5	9.8	11.1
Line of credit and other debt	22.1	8.7	54.6	93.4	8.5

Total short-term borrowings	280.0	1,323.2	1,883.5	1,568.2	1,135.8
Other liabilities	342.9	407.9	296.2	228.5	164.9
Long-term debt	488.1	463.0	418.3	307.3	394.4

Total liabilities	9,392.8	10,017.6	10,777.9	9,906.2	9,435.7
Wilmington Trust stockholders’ equity:
Preferred stock	324.1	322.3	17.9	—	—
Other stockholders’ equity	1,048.6	1,009.0	1,085.2	1,091.0	1,059.1

Total Wilmington Trust stockholders’ equity	1,372.7	1,331.3	1,103.1	1,091.0	1,059.1
Noncontrolling interest	—	0.3	0.2	0.2	0.3

Total stockholders’ equity	1,372.7	1,331.6	1,103.3	1,091.2	1,059.4

Total liabilities and stockholders’ equity	$10,765.5	$11,349.2	$11,881.2	$10,997.4	$10,495.1

Wilmington Trust Corporation 2010 Form 10-K	92
Five-Year Comparison of Consolidated Statements of Income
For the year ended December 31

(dollars in millions, except per share amounts)	2010	2009	2008	2007	2006

NET INTEREST INCOME
Interest income	$366.6	$437.2	$611.4	$722.2	$674.8
Interest expense	89.5	119.0	253.7	353.3	311.7

Net interest income	277.1	318.2	357.7	368.9	363.1
Provision for loan losses	(699.7)	(205.0)	(115.5)	(28.2)	(21.3)

Net interest (loss)/income after provision for loan losses	(422.6)	113.2	242.2	340.7	341.8

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services	165.6	189.5	223.6	218.7	190.4
Corporate Client Services	199.2	172.1	132.9	100.0	87.2
Cramer Rosenthal McGlynn	19.0	17.6	16.4	20.7	19.3
Roxbury Capital Management	0.4	(2.4)	(0.7)	1.2	1.2

Total advisory fees	384.2	376.8	372.2	340.6	298.1
Amortization of affiliate intangibles	(6.6)	(8.5)	(7.7)	(4.7)	(4.2)

Advisory fees after amortization of affiliate intangibles	377.6	368.3	364.5	335.9	293.9
Service charges on deposit accounts	29.7	31.2	30.2	28.3	28.2
Other noninterest income	23.5	27.1	29.9	22.0	23.8
Securities gains, net of losses	3.8	13.6	0.1	0.1	0.2
Net other-than-temporary impairment losses recognized in income	(37.9)	(77.5)	(130.7)	—	—

Total noninterest income	396.7	362.7	294.0	386.3	346.1

Net interest and noninterest (loss)/income	(25.9)	475.9	536.2	727.0	687.9

NONINTEREST EXPENSE
Salaries and wages	201.6	197.8	196.3	172.8	154.4
Incentives and bonuses	36.1	31.5	48.1	46.9	39.8
Employment benefits	58.8	58.1	51.7	50.9	48.3

Total staffing-related expense	296.5	287.4	296.1	270.6	242.5
Net occupancy	29.9	30.9	30.8	28.3	25.7
Furniture, equipment, and supplies	39.1	40.7	43.3	39.2	38.3
OREO write-downs/losses and reserve for unfunded lending commitments	67.7	5.0	1.6	0.3	—
Other noninterest expense	184.0	151.6	122.6	106.0	92.8

Total noninterest expense before goodwill impairment	617.2	515.6	494.4	444.4	399.3
Goodwill impairment write-down	24.5	—	66.9	—	72.3

Total noninterest expense	641.7	515.6	561.3	444.4	471.6

NET (LOSS)/INCOME
(Loss)/income before income taxes and noncontrolling interest	(667.6)	(39.7)	(25.1)	282.6	216.3
Income tax expense/(benefit)	51.6	(36.5)	(2.0)	99.7	72.7

Net (loss)/income before noncontrolling interest	(719.2)	(3.2)	(23.1)	182.9	143.6
Net income/(loss) attributable to noncontrolling interest	0.9	1.2	0.5	0.9	(0.2)

Net (loss)/income attributable to Wilmington Trust Corporation	(720.1)	(4.4)	(23.6)	182.0	143.8
Dividends and accretion on preferred stock	18.2	18.3	0.9	—	—
Net (loss)/income available to common stockholders	$(738.3)	$(22.7)	$(24.5)	$182.0	$143.8

Net (loss)/income per common share — basic	$(8.45)	$(0.33)	$(0.36)	$2.68	$2.10
Net (loss)/income per common share — diluted	$(8.45)	$(0.33)	$(0.36)	$2.64	$2.06

Weighted average common shares outstanding (in thousands):
Basic	87,367	68,966	67,454	67,946	68,413
Diluted	87,367	68,966	67,454	68,851	69,675

Net (loss)/income as a percentage of:
Average total assets	(6.69)%	(0.04)%	(0.20)%	1.65%	1.37%
Average stockholders’ equity	(68.67)%	(0.04)%	(2.17)%	16.68%	13.58%

Wilmington Trust Corporation 2010 Form 10-K	93
Summary of Consolidated Quarterly Results of Operations (unaudited)

For the quarter ended	2010				2009
(in millions, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

NET INTEREST INCOME
Interest income	$82.8	$90.0	$96.3	$97.5	$102.4	$106.3	$111.3	$117.1
Interest expense	22.9	22.3	21.5	22.8	24.5	26.3	29.7	38.6

Net interest income	59.9	67.7	74.8	74.7	77.9	80.0	81.6	78.5
Provision for loan losses	(135.6)	(281.5)	(205.2)	(77.4)	(82.8)	(38.7)	(54.0)	(29.5)

Net interest (loss)/income after provision for loan losses	(75.7)	(213.8)	(130.4)	(2.7)	(4.9)	41.3	27.6	49.0

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services	41.1	39.4	40.9	44.1	47.2	45.8	47.0	49.5
Corporate Client Services	51.6	48.3	51.3	48.0	47.0	44.0	41.4	39.6
Cramer Rosenthal McGlynn	5.3	4.8	4.2	4.7	4.4	5.3	5.0	3.0
Roxbury Capital Management	0.1	—	0.2	0.1	(0.5)	(0.6)	(0.6)	(0.8)

Total advisory fees	98.1	92.5	96.6	96.9	98.1	94.5	92.8	91.3
Amortization of affiliate intangibles	(1.5)	(1.5)	(1.6)	(1.9)	(2.0)	(2.1)	(2.1)	(2.3)

Advisory fees after amortization of affiliate intangibles	96.6	91.0	95.0	95.0	96.1	92.4	90.7	89.0
Service charges on deposit accounts	7.0	7.5	7.5	7.7	7.7	8.1	7.5	7.9
Other noninterest income	7.8	5.1	6.1	4.6	7.9	6.0	7.0	6.3
Securities gains, net of losses	—	3.4	0.1	0.2	0.1	1.5	—	12.1
Total other-than-temporary impairment losses	(9.1)	(7.0)	(11.3)	(29.9)	(17.7)	(57.5)	(67.7)	(4.5)
Amount of loss recognized in other comprehensive income (before taxes)	1.4	2.6	3.5	11.9	6.2	19.4	44.3	—

Net other-than-temporary impairment losses recognized in income	(7.7)	(4.4)	(7.8)	(18.0)	(11.5)	(38.1)	(23.4)	(4.5)

Total noninterest income	103.7	102.6	100.9	89.5	100.3	69.9	81.8	110.8

Net interest and noninterest income/(loss)	28.0	(111.2)	(29.5)	86.8	95.4	111.2	109.4	159.8

NONINTEREST EXPENSE
Salaries and wages	52.1	50.9	49.3	49.2	50.7	49.3	48.6	49.1
Incentives and bonuses	9.9	7.4	11.7	7.1	9.1	9.7	7.8	4.9
Employment benefits	14.6	14.5	13.7	16.1	13.2	14.0	14.2	16.7

Total staffing-related expense	76.6	72.8	74.7	72.4	73.0	73.0	70.6	70.7
Net occupancy	7.3	7.4	7.1	8.1	7.6	7.7	7.7	7.8
Furniture, equipment, and supplies	9.7	9.3	9.9	10.2	10.4	10.1	10.0	10.5
Advertising and contributions	3.0	1.8	2.0	1.7	1.9	1.4	1.8	2.5
Servicing and consulting fees	9.7	5.4	4.3	3.5	3.7	3.1	3.5	4.1
Subadvisor expense	12.5	11.5	12.0	11.5	9.8	8.8	8.3	8.1
Travel, entertainment, and training	2.5	2.0	2.5	1.7	2.3	1.8	1.9	1.8
Originating and processing fees	2.7	2.8	2.8	2.9	2.4	2.4	3.1	2.3
Insurance	7.0	6.3	7.2	6.6	6.1	5.6	10.3	4.2
Legal and auditing fees	7.7	2.9	4.2	2.7	2.9	2.9	3.6	2.3
OREO write-downs/losses and reserve for unfunded lending commitments	28.2	21.0	16.7	1.8	3.9	2.4	(1.2)	(0.1)
Other noninterest expense	11.2	10.2	10.8	8.4	8.7	8.6	9.0	12.5

Total noninterest expense before goodwill impairment	178.1	153.4	154.2	131.5	132.7	127.8	128.6	126.7
Goodwill impairment write-down	24.5	—	—	—	—	—	—	—

Total noninterest expense	202.6	153.4	154.2	131.5	132.7	127.8	128.6	126.7
NET (LOSS)/INCOME

(Loss)/income before income taxes and noncontrolling interest	(174.6)	(264.6)	(183.7)	(44.7)	(37.3)	(16.6)	(19.2)	33.1
Income tax expense/(benefit)	34.7	100.7	(67.3)	(16.4)	(26.9)	(10.8)	(10.2)	11.2

Net (loss)/income before noncontrolling interest	(209.3)	(365.3)	(116.4)	(28.3)	(10.4)	(5.8)	(9.0)	21.9
Net income attributable to noncontrolling interest	—	—	—	0.9	0.8	0.1	0.1	0.1

Net (loss)/income attributable to Wilmington Trust Corporation	(209.3)	(365.3)	(116.4)	(29.2)	(11.2)	(5.9)	(9.1)	21.8
Dividends and accretion on preferred stock	4.5	4.6	4.5	4.6	4.5	4.5	4.5	4.6

Net (loss)/income available to common stockholders	$(213.8)	$(369.9)	$(120.9)	$(33.8)	$(15.7)	$(10.4)	$(13.6)	$17.2

Net (loss)/income per common share — basic	$(2.35)	$(4.06)	$(1.33)	$(0.44)	$(0.23)	$(0.15)	$(0.20)	$0.25
Net (loss)/income per common share — diluted	$(2.35)	$(4.06)	$(1.33)	$(0.44)	$(0.23)	$(0.15)	$(0.20)	$0.25

Wilmington Trust Corporation 2010 Form 10-K	94
factors affecting quarterly operating results
During the annual valuation process of the benefit plans, management determined that the deferred tax asset associated with Wilmington Trust’s benefit plans had not been included in the consideration of the valuation allowance recorded in the third quarter of 2010. After considering quantitative and qualitative factors, management determined the amount was not material to the third quarter financial statements, so it was recorded in the fourth quarter of 2010 when it was identified. If this entry had been recorded in the third quarter, our assets and stockholders’ equity at September 30, 2010 would have been lower by $33.8 million and our tax expense for the 2010 third quarter would have been higher by the same amount. By recording the amount in the 2010 fourth quarter, our tax expense for the 2010 fourth quarter was higher by $33.8 million than if we had recorded this entry in the third quarter. Recording this entry in the fourth quarter instead of the third quarter did not affect our reported results for the year ended December 31, 2010 or our statement of condition as of December 31, 2010.

Wilmington Trust Corporation 2010 Form 10-K	95
Consolidated Statements of Condition
As of December 31

(dollars in millions)	2010	2009

ASSETS
Cash and due from banks	$153.5	$202.9
Interest-bearing deposits in other banks	2,091.8	165.4
Federal funds sold and securities purchased under agreements to resell	30.0	15.1
Investment securities available for sale	486.9	747.6
Investment securities held to maturity (fair value of $101.3 in 2010 and $101.8 in 2009)	101.8	112.9

Total investment securities	588.7	860.5
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	35.6	26.8
Loans:
Commercial, financial, and agricultural loans	2,178.6	2,627.0
Real estate — construction loans	1,429.1	1,956.4
Commercial mortgage loans	1,959.5	2,102.3

Total commercial loans	5,567.2	6,685.7
Residential mortgage loans	434.6	431.0
Consumer loans	1,134.3	1,408.9
Loans secured with investments	389.8	441.6

Total retail loans	1,958.7	2,281.5

Total loans, net of unearned income of $4.3 in 2010 and $6.4 in 2009	7,525.9	8,967.2
Reserve for loan losses	(440.8)	(251.5)

Net loans	7,085.1	8,715.7
Loans held for sale	52.5	—
Premises and equipment, net	133.2	146.8
Goodwill, net of accumulated amortization of $29.8 in 2010 and 2009	336.3	363.2
Other intangible assets, net of accumulated amortization of $50.7 in 2010 and $49.9 in 2009	29.2	40.2
Accrued interest receivable	20.8	66.9
Other assets	375.9	493.6

Total assets	$10,932.6	$11,097.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$1,092.6	$1,470.6
Interest-bearing deposits:
Savings deposits	914.0	921.5
Interest-bearing demand deposits	4,078.3	3,590.7
Certificates under $100,000	961.7	1,000.6
Local certificates $100,000 and over	96.5	136.9

Total core deposits	7,143.1	7,120.3
National brokered certificates	1,832.0	1,270.6

Total deposits	8,975.1	8,390.9
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	122.3	574.8
Other debt	0.9	29.0

Total short-term borrowings	123.2	603.8
Accrued interest payable	19.6	56.7
Other liabilities	368.0	295.7
Long-term debt	595.0	442.9

Total liabilities	10,080.9	9,790.0
Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	325.0	323.3
Common stock: $1.00 par value, 150,000,000 shares authorized, 100,234,596 shares issued in 2010 and 78,528,346 shares in 2009	100.2	78.5
Capital surplus	463.7	214.8
Retained earnings	360.7	1,101.5
Accumulated other comprehensive loss	(112.4)	(116.3)

Total contributed capital and retained earnings	1,137.2	1,601.8
Less: treasury stock: 8,804,231 shares in 2010 and 9,131,360 shares in 2009, at cost	(285.5)	(295.1)

Total Wilmington Trust stockholders’ equity	851.7	1,306.7
Noncontrolling interest	—	0.4

Total stockholders’ equity	851.7	1,307.1

Total liabilities and stockholders’ equity	$10,932.6	$11,097.1

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation 2010 Form 10-K	96
Consolidated Statements of Income
For the year ended December 31

(dollars in millions, except per share amounts)	2010	2009	2008

NET INTEREST INCOME
Interest and fees on loans	$343.3	$400.3	$532.8
Interest and dividends on investment securities:
Taxable interest	19.9	34.0	73.1
Tax-exempt interest	0.3	0.3	0.4
Dividends	0.9	1.5	2.5
Interest on deposits in other banks	1.7	0.6	1.4
Interest on federal funds sold and securities purchased under agreements to resell	—	0.1	0.5
Dividends on Federal Home Loan Bank and Federal Reserve Bank stock	0.5	0.4	0.7

Total interest income	366.6	437.2	611.4
Interest on deposits	55.5	82.0	182.7
Interest on short-term borrowings	2.0	4.0	41.7
Interest on long-term debt	32.0	33.0	29.3

Total interest expense	89.5	119.0	253.7
Net interest income	277.1	318.2	357.7
Provision for loan losses	(699.7)	(205.0)	(115.5)

Net interest (loss)/income after provision for loan losses	(422.6)	113.2	242.2

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	133.6	130.9	150.9
Mutual fund fees	4.3	16.6	27.2
Planning and other services	27.7	42.0	45.5

Total Wealth Advisory Services	165.6	189.5	223.6
Corporate Client Services:
Global corporate trust services	95.9	89.0	80.5
Retirement services	87.2	67.5	37.4
Investment/cash management services	16.1	15.6	15.0

Total Corporate Client Services	199.2	172.1	132.9
Cramer Rosenthal McGlynn	19.0	17.6	16.4
Roxbury Capital Management	0.4	(2.4)	(0.7)

Total advisory fees	384.2	376.8	372.2
Amortization of affiliate intangibles	(6.6)	(8.5)	(7.7)

Total advisory fees after amortization of affiliate intangibles	377.6	368.3	364.5
Service charges on deposit accounts	29.7	31.2	30.2
Loan fees and late charges	6.7	8.8	8.9
Card fees	10.9	9.8	9.6
Other noninterest income	5.9	8.5	11.4
Securities gains, net of losses	3.8	13.6	0.1
Total other-than-temporary impairment losses	(57.3)	(147.4)	(130.7)
Amount of loss recognized in other comprehensive income (before taxes)	19.4	69.9	—

Net other-than-temporary impairment losses recognized in income	(37.9)	(77.5)	(130.7)

Total noninterest income	396.7	362.7	294.0

Net interest and noninterest (loss)/income	$(25.9)	$475.9	$536.2

Wilmington Trust Corporation 2010 Form 10-K	97
Consolidated Statements of Income — (continued)
For the year ended December 31

(dollars in millions, except per share amounts)	2010	2009	2008

NONINTEREST EXPENSE
Salaries and wages	$201.6	$197.8	$196.3
Incentives and bonuses	36.1	31.5	48.1
Employment benefits	58.8	58.1	51.7

Total staffing-related expense	296.5	287.4	296.1
Net occupancy	29.9	30.9	30.8
Furniture, equipment, and supplies	39.1	40.7	43.3
Advertising and contributions	8.5	7.6	10.5
Servicing and consulting fees	22.8	14.3	13.4
Subadvisor expense	47.5	34.9	19.9
Travel, entertainment, and training	8.7	7.9	11.3
Originating and processing fees	11.2	10.2	10.6
Insurance	27.1	26.1	8.4
Conversion errors	—	2.8	—
Legal and auditing fees	17.5	11.8	10.5
OREO write-downs/losses and reserve for unfunded lending commitments	67.7	5.0	1.6
Other noninterest expense	40.7	36.0	38.0

Total noninterest expense before goodwill impairment	617.2	515.6	494.4
Goodwill impairment write-down	24.5	—	66.9

Total noninterest expense	641.7	515.6	561.3

NET (LOSS)/INCOME
Loss before income taxes and noncontrolling interest	(667.6)	(39.7)	(25.1)
Income tax expense/(benefit)	51.6	(36.5)	(2.0)

Net loss before noncontrolling interest	(719.2)	(3.2)	(23.1)
Net income attributable to noncontrolling interest	0.9	1.2	0.5

Net loss attributable to Wilmington Trust Corporation	(720.1)	(4.4)	(23.6)
Dividends and accretion on preferred stock	18.2	18.3	0.9

Net loss available to common stockholders	$(738.3)	$(22.7)	$(24.5)

Net loss per common share:
Basic	$(8.45)	$(0.33)	$(0.36)
Diluted	$(8.45)	$(0.33)	$(0.36)
Weighted average common shares outstanding (in thousands):
Basic	87,367	68,966	67,454
Diluted	87,367	68,966	67,454

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation 2010 Form 10-K	98
Consolidated Statements of Changes in Stockholders’ Equity

	Wilmington Trust Corporation
	Preferred	Common	Capital	Retained	Accumulated other	Treasury	Noncontrolling
(dollars in millions, except per share amounts)	stock	stock [1]	surplus	earnings	comprehensive loss [2]	stock	interest	Total

2010
Balance at January 1, 2010	$323.3	$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$0.4	$1,307.1
Comprehensive loss	—	—	—	—	—	—	—	—
Net loss [3]	—	—	—	(720.1)	—	—	—	(720.1)
Other comprehensive income [2]	—	—	—	—	3.9	—	—	3.9

Total comprehensive loss	—	—	—	—	—	—	—	(716.2)
Cash dividend paid: $0.03 per common share	—	—	—	(2.5)	—	—	—	(2.5)
Cash dividend paid on preferred stock	—	—	—	(16.5)	—	—	—	(16.5)
Common stock issued (21,706,250 shares)	—	21.7	252.2	—	—	—	—	273.9
Common stock issued under employment benefit plans and to the Board of Directors (394,698 shares)	—	—	(7.8)	—	—	10.8	—	3.0
Stock-based compensation expense	—	—	3.4	—	—	—	—	3.4
Preferred stock discount accretion	1.7	—	—	(1.7)	—	—	—	—
Cancellation of restricted stock	—	—	1.1	—	—	(1.1)	—	—
Acquisition of treasury stock (8,024 shares)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.9	0.9
Decrease in noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)

Balance at December 31, 2010	$325.0	$100.2	$463.7	$360.7	$(112.4)	$(285.5)	$—	$851.7

2009
Balance at January 1, 2009	$321.5	$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$0.2	$1,334.1
Comprehensive income
Net loss [3]	—	—	—	(4.4)	—	—	—	(4.4)
Other comprehensive income [2]	—	—	—	—	12.7	—	—	12.7

Total comprehensive income								8.3
Cash dividend paid: $0.365 per common share	—	—	—	(25.2)	—	—	—	(25.2)
Cash dividend paid on preferred stock	—	—	—	(15.3)	—	—	—	(15.3)
Common stock issued under employment benefit plans and to the Board of Directors (388,470 shares)	—	—	(8.5)	—	—	8.8	—	0.3
Stock-based compensation expense	—	—	5.6	—	—	—	—	5.6
Preferred stock discount accretion	1.8	—	—	(1.8)	—	—	—	—
Cancellation of restricted stock	—	—	2.2	—	—	(2.2)	—	—
Stock-based compensation deferred tax adjustment	—	—	(0.9)	—	—	—	—	(0.9)
Acquisition of treasury stock (3,039 shares)	—	—	—	—	—	—	—	—
Adoption of FSP-FAS 115-2 and FAS 124-2	—	—	—	44.5	(44.5)	—	—	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1.2	1.2
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.0)	(1.0)

Balance at December 31, 2009	$323.3	$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$0.4	$1,307.1

2008
Balance at January 1, 2008	$—	$78.5	$188.1	$1,221.1	$(28.4)	$(339.0)	$0.1	$1,120.4
Comprehensive loss
Net loss [3]	—	—	—	(23.6)	—	—	—	(23.6)
Other comprehensive loss [2]	—	—	—	—	(56.1)	—	—	(56.1)

Total comprehensive loss								(79.7)
Cash dividend paid: $1.37 per common share	—	—	—	(92.5)	—	—	—	(92.5)
Preferred stock issued	321.5	—	8.5	—	—	—		330.0
Common stock issued under employment benefit plans and to the Board of Directors (353,197 shares)	—	—	1.3	—	—	5.9	—	7.2
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0
Stock-based compensation deferred tax adjustment	—	—	(0.1)	—	—	—		(0.1)
Reissuance of treasury stock (1,727,300 reissued)	—	—	10.6	—	—	33.1		43.7
Acquisition of treasury stock (53,595 shares)	—	—	—	—	—	(1.7)	—	(1.7)
Pension/SERP[4] adjustment due to change in measurement date, net of taxes	—	—	—	(1.3)	—	—		(1.3)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)

Balance at December 31, 2008	$321.5	$78.5	$216.4	$1,103.7	$(84.5)	$(301.7)	$0.2	$1,334.1

[1]	Shares outstanding were 91,430,365, 69,396,986 and 69,113,448 at December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

[2]	See Note 22 for additional information on other comprehensive (loss)/income and accumulated other comprehensive loss.

[3]	Net loss attributable to Wilmington Trust Corporation.

[4]	Supplemental executive retirement plan.
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation 2010 Form 10-K	99
Consolidated Statements of Cash Flows
For the year ended December 31

(in millions)	2010	2009	2008

OPERATING ACTIVITIES
Net loss before noncontrolling interest	$(719.2)	$(3.2)	$(23.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	699.7	205.0	115.5
Provision for depreciation and other amortization	19.7	22.3	22.8
Amortization of other intangible assets	8.0	9.9	8.9
Amortization of discounts and premiums on investment securities available for sale	1.5	1.7	0.2
Accretion of discounts and premiums on investment securities held to maturity	(0.8)	(0.3)	—
Goodwill impairment write-down	24.5	—	66.9
Tax refund received	85.9	—	—
Increase in deferred income taxes	(118.4)	(10.8)	(110.2)
Deferred tax asset valuation allowance	292.2	—	—
Employer pension contribution	—	(40.0)	(6.5)
Originations of residential mortgages	(158.1)	(259.8)	(96.8)
Gross proceeds from sales of residential mortgages	160.8	392.1	97.9
Gains on sales of residential mortgages	(2.7)	(3.4)	(1.1)
Sales/write downs on other real estate owned	23.7	8.1	11.7
Securities (gains)/losses:
Other-than-temporary impairment	37.9	77.5	130.7
Other	(3.8)	(13.6)	(0.1)
Amortization of gain on interest rate floors	(6.6)	(12.0)	(12.5)
Stock-based compensation expense	3.4	5.6	8.0
(Increase)/decrease in other assets	(40.6)	(136.7)	5.1
Increase/(decrease) in other liabilities	1.4	(84.1)	33.5

Net cash provided by operating activities	$308.5	$158.3	$250.9

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$88.3	$420.5	$11.9
Proceeds from maturities of investment securities available for sale	1,103.8	991.7	1,208.6
Proceeds from maturities of investment securities held to maturity	4.7	4.4	4.2
Purchases of investment securities available for sale	(932.6)	(944.4)	(900.6)
Purchases of investment securities held to maturity	(0.6)	(0.8)	(0.6)
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	0.1	—	17.9
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	(8.9)	(6.8)	(15.5)
Decrease in cash due to divestiture of Grant Tani Barash & Altman	(3.2)
Proceeds from sale of affiliate interest	—	—	0.3
Cash paid for acquisitions	—	(6.1)	(109.9)
Investments in affiliates	—	—	(16.8)
Purchase of residential mortgages	(1.7)	(5.5)	(2.0)
Net decrease/(increase) in loans	832.9	417.9	(1,200.8)
Purchases of premises and equipment	(11.3)	(15.4)	(24.2)
Dispositions of premises and equipment	1.1	0.4	4.0
Sale of interest rate floors	—	—	55.1

Net cash provided by/(used in) investing activities	$1,072.6	$(968.4)	$(231.7)

Wilmington Trust Corporation 2010 Form 10-K	100
Consolidated Statements of Cash Flows — (continued)
For the year ended December 31

(in millions)	2010	2009	2008

FINANCING ACTIVITIES
Net increase in demand, savings, and interest-bearing demand deposits	$102.1	$1,302.5	$716.1
Net increase/(decrease) in certificates of deposit	482.1	(1,328.0)	(23.6)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(452.5)	(1,015.0)	(184.5)
Net decrease in U.S. Treasury demand deposits	—	(6.4)	(70.9)
Proceeds from issuance of preferred stock	—	330.0	—
Proceeds from issuance of common stock	274.0	—	—
Stock issuance costs	(0.1)	—	—
Proceeds from issuance of long-term debt	—	198.7	—
Maturity of long-term debt	—	(125.0)	—
Net increase/(decrease) in line of credit and other debt	122.0	(20.0)	5.0
Proceeds from common stock issued under employment benefit plans	2.8	—	5.7
Cash dividends	(19.0)	(40.5)	(92.5)
Distributions to noncontrolling interest	—	(1.0)	(0.4)
Proceeds from reissuance of treasury stock	—	—	43.7
Acquisition of treasury stock	(0.1)	—	(0.2)
Tax expense realized on employee exercise of stock options	—	—	(0.1)

Net cash provided by/(used for) financing activities	$511.3	$(1,108.4)	$802.0
Effect of foreign currency translation on cash	(0.5)	0.9	(2.3)
Increase/(decrease) in cash and cash equivalents	1,891.9	(93.3)	82.2
Cash and cash equivalents at beginning of period	383.4	476.7	394.5

Cash and cash equivalents at end of period	$2,275.3	$383.4	$476.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$126.6	$133.5	$261.3
Taxes	0.4	45.7	72.9

Non-cash items:
Loans transferred to other real estate owned	$34.7	$28.2	$17.1

Liabilities were assumed in connection with our interests in Roxbury Capital Management, LLC and Camden Partners Holdings, LLC; and with our acquisitions of AST Capital Trust Company; UBS Fiduciary Trust Company; Bingham Legg Advisors, LLC; and Grant Tani Barash & Altman, LLC, as follows:

Fair value of assets acquired	$—	$—	$116.4
Goodwill and other intangible assets from acquisitions	—	6.1	114.7
Cash Paid	—	(6.1)	(126.4)

Liabilities assumed	$—	$—	$104.7

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation 2010 Form 10-K	101
Notes to Consolidated Financial statements
1. Adverse Financial Condition and Proposed Merger with M&T Bank Corporation
Adverse Financial Condition
Our 2010 losses were primarily the result of two factors. First, we continued to experience credit deterioration in our loan portfolio, reflecting the extent of our exposure to real estate construction lending and its concentration in Delaware. Second, our continued losses required us to establish a significant deferred tax asset valuation allowance.
Throughout 2010, there was no significant economic or real estate recovery on the horizon in our markets. Therefore, we had little assurance that the credit quality of our loan portfolio would strengthen significantly in the near term, or that our capital position would not erode further. These risks caused our securities to be downgraded by credit rating agencies and increased the possibility of adverse regulatory actions which could compromise our businesses.
For all these reasons, management and the Board of Directors carefully studied the company’s strategic options. In the process, we reviewed a wide range of alternatives. Based on discussions that we had with our regulators, we believed that, without a change-of-control transaction acceptable to our regulators, we would face imminent significant regulatory actions, which would result in our inability to conduct business in a manner consistent with historical practice. Ultimately, the Board determined that the best option for our stockholders, as well as our clients and the employees of Wilmington Trust, was a merger with M&T Bank Corporation (M&T).
the proposed merger
On November 1, 2010, we announced that we signed a definitive merger agreement with M&T. In the merger, our common stockholders will receive 0.051372 shares of M&T common stock for each share of our common stock they hold. Our outstanding Series A Preferred Stock issued to the U.S. Department of the Treasury under the CPP will be exchanged for one-one hundredth (1/100) of a share of M&T preferred stock with substantially the same rights, powers, and preferences, and the warrants issued to the U.S. Department of the Treasury in connection with the issuance of the Series A Preferred Stock will be converted automatically into a warrant to purchase M&T common stock, subject to appropriate adjustments. The merger agreement contains certain customary covenants restricting the conduct of our business, other than in the ordinary course consistent with past practice, until the closing of the merger. The closing of the merger is subject to certain conditions, including approval by our stockholders and regulators. We believe that these approvals will be obtained and that the merger will close in the 2011 second quarter, and we will become a wholly-owned subsidiary of M&T. The merger agreement also contains a material adverse events clause and certain termination provisions and, under specified circumstances, we would be required to pay M&T a termination fee of $30 million.

Wilmington Trust Corporation 2010 Form 10-K	102
2. Nature of Business
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
BUSINESS LINES
Regional Banking. The Regional Banking business serves clients in the mid-Atlantic region, which we define as the state of Delaware and contiguous areas in Pennsylvania, New Jersey, and Maryland. The banking services we provide include:
•	Commercial lending, including commercial real estate and land development loans and lines of credit, term loans, and demand loans for working capital and to finance accounts receivable, inventory, and equipment purchases.
•	Consumer lending, including installment loans, residential mortgages, home improvement loans, direct and indirect automobile loans, credit cards, and secured and unsecured lines of credit.
•	Deposit taking, including demand checking, certificate of deposit, negotiable order of withdrawal, money market, and various savings deposit services.
We provide these services to:
•	Commercial banking clients throughout the mid-Atlantic region. We target our commercial banking services to family-owned or closely held businesses in this region with annual sales of up to $250 million, and with whom we can develop long-term banking and wealth management relationships.
•	Consumer and other retail banking clients in Delaware.
Corporate Client Services (CCS). The CCS business serves institutional clients who seek:
•	The advantageous legal, tax, and creditor protections available in jurisdictions in the United States, the Caribbean, and Europe.
•	Trustee and administrative services that support capital markets transactions.
•	To establish and maintain legal residency (nexus) for special purpose entities.
•	Independent trustees to hold or manage retirement plan assets.
•	Investment and cash management services.

Wilmington Trust Corporation 2010 Form 10-K	103
The CCS business provides a wide variety of services, including:
•	Indenture, successor, collateral, and liquidating trustee and administrative services that support corporate debt issuances, syndicated bank loans, reorganizations, debt restructurings, mergers, and bankruptcies.
•	Owner and indenture trustee and specialized services that support asset-backed securitizations and financing structures for aircraft, power generating facilities, ships, and other types of capital equipment.
•	Independent directors, corporate governance, and regulatory reporting services for special purpose entities.
•	Trust and custody services for unbundled retirement plans.
•	Fixed income investment and cash management services.
CCS markets its services primarily to investment bankers, corporate tax advisors, and financial executives of multinational institutions.
Wealth Advisory Services (WAS). The WAS business serves:
•	High net worth individuals and families who want to:
•	Grow, preserve, and protect their wealth.
•	Minimize taxes.
•	Transfer wealth to future generations.
•	Support charitable endeavors.
•	Manage family and business affairs.
•	Foundations and endowments.
•	Tax-qualified benefit and defined contribution plans.
The WAS business provides a variety of services to clients throughout the United States with liquid assets of $10 million or more. These services include:
•	Investment counseling, asset allocation, and asset management.
•	Proprietary and third-party investment management that encompasses a full spectrum of investment styles and asset classes, including domestic and international equities, fixed income instruments, mutual funds, real estate investment trusts, private equity investments, and hedge funds.
•	Strategies for taxable and tax-exempt cash portfolios.
•	Fiduciary and trust services.
•	Financial, estate, succession, and other planning services.
•	Tax preparation, estate settlement, private banking, and insurance services.
•	Broker-dealer services.
•	Corporate governance, business management, bookkeeping, and other administrative services for family offices.

Wilmington Trust Corporation 2010 Form 10-K	104
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
We own three registered investment advisors. These include:
•	Rodney Square Management Corporation, which oversees the Wilmington family of mutual funds.
•	Wilmington Trust Investment Management, LLC (WTIM), which sets our investment and asset allocation policies, provides economic forecasts and analyses, manages portfolios, and selects independent asset managers we use in our investment services.
•	Wilmington Brokerage Services Company, which is also a licensed broker-dealer.
We own four investment holding companies:
•	WT Investments, Inc. (WTI), which holds interests in five asset management firms: our two affiliate money managers, Cramer Rosenthal McGlynn, LLC (CRM) and Roxbury Capital Management, LLC (RCM); Camden Partners Holdings, LLC and Camden Partners Private Equity Advisors, LLC; and Grant Tani Barash & Altman, LLC.
•	Wilmington Trust (UK) Limited, through which we conduct business outside the United States through Wilmington Trust SP Services (London) Limited and its subsidiaries.
•	WTC Camden, Inc., which holds our interest in Camden Partners Equity Managers I, LLC.
•	Wilmington Trust CI Holdings Limited, which owns Wilmington Trust Corporate Services (Cayman) Limited and its subsidiaries.
In addition to the locations already noted, we and our affiliates have offices in Arizona, Connecticut, South Carolina, Vermont, the Cayman Islands, the Channel Islands, Amsterdam (The Netherlands), Dublin (Ireland), London (England), Frankfurt am Main (Germany), and Luxembourg.
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
As of December 31, 2010, we and our subsidiaries had 2,793 full-time-equivalent staff members.

Wilmington Trust Corporation 2010 Form 10-K	105
3. Summary of Significant Accounting Policies
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
Our financial results could be affected adversely by, among other things, failure to consummate a change-of-control transaction on a timely basis; additional regulatory restrictions or failure to comply with existing regulatory restrictions; changes in national or regional economic conditions; continued declines in the collateral values supporting our loans; deterioration in the credit quality of our borrowers; changes in our regulatory requirements; downgrades by the credit rating agencies; a change in conclusion about the realization of our deferred tax asset; changes in market interest rates or credit markets generally; fluctuations in equity or fixed income markets; changes in the market values of, or expected cash flows from, securities in our investment portfolio; significant changes in banking laws or regulations or the application of such laws or regulations to our businesses; changes in accounting policies, procedures, or guidelines; increased competition for business; higher-than-expected credit losses; the effects of our proposed merger with M&T, and restrictions on our businesses contained in the merger agreement with M&T; the effects of integrating our businesses with those of M&T after the merger is completed; a substantial and permanent loss of either client accounts and/or assets under management at Wilmington Trust and/or affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM); changes in the regulatory, judicial, legislative, or tax treatment of business transactions; new litigation or developments in existing litigation; and economic uncertainty created by domestic or foreign unrest, hostilities, terrorism, or war.

Wilmington Trust Corporation 2010 Form 10-K	106
We may use the following abbreviations throughout this report:

ARB:	Accounting Research Bulletin

ASC:	Accounting Standards Codification

ASU:	Accounting Standards Update

CPP:	U.S. Department of the Treasury Capital Purchase Program

EITF:	Emerging Issues Task Force

ESPP:	Employee Stock Purchase Plan

FASB:	Financial Accounting Standards Board

FHLB:	Federal Home Loan Bank of Pittsburgh

FIN:	FASB Interpretation (Number)

FOMC:	Federal Open Market Committee

FRB:	Federal Reserve Bank

FSP:	FASB Staff Position

GAAP:	U.S. generally accepted accounting principles

IRS:	Internal Revenue Service

NYSE:	New York Stock Exchange

OREO:	Other real estate owned

OCI:	Other comprehensive income

OTTI:	Other-than-temporarily impaired

SEC:	Securities and Exchange Commission

SERP:	Supplemental Executive Retirement Plan

SFAS:	Statements of Financial Accounting Standards

TARP:	U.S. Department of the Treasury Troubled Asset Relief Program
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

Wilmington Trust Corporation 2010 Form 10-K	107
governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 5, “Affiliates and acquisitions,” in these financial statements.
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
When a security’s fair value falls below its book value, it is considered impaired, and we are required to assess whether it is either temporarily impaired or OTTI. To determine whether a security is temporarily impaired or OTTI, we consider factors that include:
•	Whether the present value of cash flows we expect to collect is less than the amortized cost basis of the security.
•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, industry conditions, and/or market volatility.
•	The severity and duration of the decline in the security’s fair value (from its amortized cost basis).
•	The security issuer’s ability to make scheduled interest or principal payments.
•	Changes made by credit rating agencies to the credit rating of the security or its issuer.
•	Whether we intend to sell the security or hold it until it recovers in value, matures, or is called.
•	Whether it is more likely than not that we will be required to sell the security before it recovers its amortized cost basis.
When we determine that a security is OTTI, we recognize a write-down of the security’s valuation in the period in which the OTTI

Wilmington Trust Corporation 2010 Form 10-K	108
determination is made. Under the guidance in ASC 320, “Investments — Debt and Equity Securities,” if we do not intend to sell a debt security, and if it is unlikely that we will be required to sell the security, we separate the OTTI write-down into two portions: one that is due to credit loss and one related to all other factors.
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
For more information about our investment securities, read Note 7, “Investment securities,” Note 15, “Fair value measurement of assets and liabilities,” and Note 22, “Other comprehensive (loss)/income and accumulated other comprehensive loss,” in these financial statements.
Fair value. We measure the fair values of assets and liabilities in accordance with ASC 820, “Fair Value Measurements and Disclosures.” Fair value generally is the exchange price on which a willing buyer and a willing seller would agree when market conditions are not distressed. Because of the uncertainties inherent in determining fair value, fair-value estimates may not be precise. Many of our fair-value estimates are based on highly subjective judgments and assumptions we make about market information and economic conditions. Changes in market interest rates, or any of the assumptions underlying our estimates, could cause those estimates to change significantly. For a detailed discussion of fair value measurements and the methodology we use to determine fair value, read Note 15, “Fair value measurements of assets and liabilities,” in these financial statements.
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
When we doubt that we will be able to collect interest or principal, we stop accruing interest. We consider a loan impaired when it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, our impaired loans include all nonaccrual loans, all troubled restructured loans, and some substandard-accruing loans. We generally place commercial, residential mortgage, consumer installment, and revolving home equity loans, including those determined to be impaired under ASC 310, “Receivables,” on nonaccrual status when they have become more than 90 days past due. For consumer credit card loans, we accrue interest income until we charge off the loan, which generally occurs when the loans are 180 days past due. We continue to pursue collection on nonaccruing and charged-off loans. We apply subsequent payments on nonaccruing loans to the outstanding principal balance of the loan or we record the payments as interest income, depending on how the loan is collateralized and the likelihood, in our opinion, of ultimately collecting the principal.
We return loans we have not charged off to accrual status when all principal and interest delinquencies become current, and when we are reasonably assured that contractual payments will continue. Normally, this occurs after six months of satisfactory payment performance.

Wilmington Trust Corporation 2010 Form 10-K	109
Since our Regional Banking business is focused in the mid-Atlantic region, which we define as the state of Delaware and contiguous areas in Pennsylvania, New Jersey, and Maryland, our commercial real estate — construction portfolio has concentrations in Delaware, in both residential real estate construction and land development. For information on concentrations within our loan portfolio, read Note 8, “Loan and loans held for sale,” in these financial statements.
Reserve for loan losses. We establish a reserve for loan losses in accordance with GAAP by charging a provision for loan losses against income. The reserve reflects our best estimate of known and inherent loan losses, based on subjective judgments about the likelihood that loans will be repaid. For a detailed discussion of how we calculate the reserve for loan losses, read Note 9, “Credit quality and the reserve for loan losses,” in these financial statements.
Loans held for sale. Loans that management intends or has an active plan to sell are valued at the lower of cost or fair value. Fair value is determined based on third-party written offers, third-party broker estimates, and other means such as appraisal data. Any reduction in the loan’s value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the reserve for loan losses. Future decreases in the loan’s value are recognized in noninterest expense and increases in fair value are not recognized until the loans are sold.
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
Goodwill and other intangible assets. We account for goodwill and other intangible assets of our consolidated subsidiaries in accordance with ASC 350, “Intangibles — Goodwill and Other.” All of the goodwill on our books is related to acquisitions we have made and firms in which we have invested, such as affiliate money manager CRM. The amount we initially record as goodwill reflects the value assigned to the asset at the time of acquisition or investment. To ensure that the amount of goodwill recorded does not exceed the actual fair value of the goodwill, we perform goodwill impairment tests at least annually, or when events occur or circumstances change that would more likely than not reduce the fair value of the goodwill. Our impairment testing methodology is consistent with the methodology prescribed in ASC 350. For affiliates we do not consolidate, our impairment testing methodology is in accordance with ASC 323, “Investments — Equity Method and Joint Ventures.” If impairment testing indicates that the fair value of the asset is less than its book value, we are required to record an impairment expense in our income statement.
In 2010 and 2008, we recorded impairment expense associated with RCM. A substantial and permanent loss of client accounts and/or assets under management at CRM could trigger additional impairment testing. A decline in the fair value of our investment could cause us to record additional impairment expense. For more information about the RCM impairment, read Note 11, “Goodwill and other intangible assets,” in these financial statements.

Wilmington Trust Corporation 2010 Form 10-K	110
We amortize other intangible assets on the straight-line or sum-of-the-years’-digits basis over the estimated useful life of the asset. We currently amortize mortgage servicing rights over an estimated useful life of approximately eight years, and client lists over an estimated useful life of 10 to 20 years.
Other real estate owned (OREO). OREO is property we acquire through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. We account for OREO as a component of “other assets” on our balance sheet at the asset’s cost or its estimated fair value less cost to sell, whichever is lower. Write-downs of properties held as OREO and losses realized on the disposition of properties held as OREO are recorded in the “OREO write-downs/losses and reserve for unfunded commitments” line of our statement of income. Gains on the disposition of OREO properties are recorded in the “other noninterest income” line of our statement of income.
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

Wilmington Trust Corporation 2010 Form 10-K	111
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
For more information about derivatives, read Note 15, “Fair value measurement of assets and liabilities,” Note 16, “Derivative and hedging activities,” and Note 22, “Other comprehensive (loss)/income and accumulated other comprehensive loss,” in these financial statements.
Revenue recognition. Except for nonaccruing loans, we recognize all sources of income on the accrual basis. This includes interest income, advisory fees, income from affiliate money managers, service charges, loan fees, late charges, and other noninterest income. We recognize interest income from nonaccrual loans on the cash basis.
Stock-based compensation. We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation,” which requires us to recognize the fair value of stock-based awards in our income statement over their vesting periods. The vesting period is the time, during which stock-based award recipients must remain employed by us, between when stock-based awards are granted and when recipients become eligible to exercise their options and/or acquire their awards. The stock-based compensation expense we record includes estimates of forfeitures. We use the Black-Scholes valuation method to estimate the fair value of stock option awards. For more information about this, read Note 20, “Stock-based compensation plans,” in these financial statements.
Pension accounting. We account for our pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits.” This guidance requires us, among other things, to recognize the funded status of our plans on our balance sheet and recognize the changes in the funded status of these plans as other comprehensive income in the year in which the changes occur; recognize the net periodic cost associated with our plans in the income statement over the employees’ service period; and disclose information about the plan assets, obligation, and cost of our plans, and how these amounts are measured. For more information about these plans and plan assets, read Note 19, “Pension and other postretirement benefits,” in these financial statements.
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
We evaluate our deferred tax asset for realizability quarterly and form a conclusion about the need for a valuation allowance using all available evidence and a “more likely than not” standard. At December 31, 2010, we had a $292.2 million valuation allowance against our deferred tax asset. For more information about income taxes, read Note 21, “Income Taxes,” in these financial statements.

Wilmington Trust Corporation 2010 Form 10-K	112
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
Per share data. We calculate earnings per common share under the two-class method, since our unvested restricted stock awards meet the definition of participating securities. Using a prescribed earnings allocation formula, the two-class method requires us to present earnings per common share as if all of the earnings for the period had been distributed to common stockholders and to the holders of unvested restricted stock. The application of the two-class method reduces income available to common stockholders, as well as both basic and diluted earnings per common share. We use the weighted average number of shares outstanding during each year to calculate basic net income per common share. Diluted net income per common share reflects the dilutive effect of shares issuable under stock-based compensation plans and warrants. Net income available to common stockholders for both calculations is net of dividends and accretion on preferred stock. For more information about this, read Note 23, “Earnings per share,” in these financial statements.
Comprehensive income. We account for unrealized gains or losses on our AFS securities, additional minimum pension liabilities, derivative gains and losses, and foreign currency translation adjustments in comprehensive income, in accordance with ASC 220, “Comprehensive Income.” For more information about this, read Note 22, “Other comprehensive (loss)/income and accumulated other comprehensive loss,” in these financial statements.
Subsequent events. We account for subsequent events in accordance with ASC 855, “Subsequent Events.” For more information, read Note 26, “Subsequent events,” in these financial statements.
4. Recent Accounting Pronouncements
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

Wilmington Trust Corporation 2010 Form 10-K	113
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
ASU 2010-06. In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require new disclosures about transfers in and out of Levels 1 and 2 for fair value measurements, and about activity in Level 3 fair value measurements, including separate presentations of information about purchases, sales, issuances, and settlements within the Level 3 reconciliation. Additionally, the ASU clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the appropriate level of disaggregation of assets and liabilities. ASU 2010-06 was effective for us on January 1, 2010, except for the activity in Level 3 disclosure requirements, which will be effective for the fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 did not have a material effect on our financial statements. The fair value disclosures required by this ASU are included in our financial statement footnotes.
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

Wilmington Trust Corporation 2010 Form 10-K	114
allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The ASU requires entities to disaggregate the new and existing disclosures based on how they develop their allowance for credit losses and how they manage their credit exposures. New disclosure requirements introduced by the ASU that relate to information as of the end of a reporting period were effective for us on December 31, 2010. The disclosure requirements that relate to activity that occurs during a reporting period were effective for us on January 1, 2011. The disclosures required by this ASU are included in our financial statement footnotes at December 31, 2010. We do not expect the addition of the activity-based disclosures to have a material effect on our financial statements.
ASU 2010-28. In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other,” which amends goodwill impairment testing guidance for entities with reporting units with zero or negative carrying values. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect its adoption to have a material effect on our financial statements.
5. Affiliates and Acquisitions
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
WTI acquired its first interest, and the ability to increase its interest in the future, in CRM on January 2, 1998. The following table shows how WTI’s interest in CRM has changed since 2008.

Wilmington Trust Corporation 2010 Form 10-K	115
crm ownership
As of December 31

	2010	2009	2008

WTI interest in CRM	79.82%	79.75%	80.99%

During 2009 and 2008, some CRM managers exercised their CRM stock options, which caused WTI’s interest in CRM to decrease. These exercises had no significant effect on the revenue we received from CRM. There were no CRM stock options exercised during 2010.
If all of the options granted to CRM principals had been exercised at December 31, 2010, WTI’s equity interest would have been reduced to 67.25%.
ROXBURY CAPITAL MANAGEMENT
WTI has preferred, common, and Class B equity interests in Roxbury Capital Management, LLC (RCM), an asset management firm based in Minneapolis, Minnesota. RCM specializes in growth-style equity investing for institutional and individual clients.
During 2010, 2009, and 2008, we accounted for WTI’s investment in RCM under the equity method of accounting, and record it on our balance sheet in goodwill, other intangible assets, and other assets. We do not consolidate RCM’s financial results with ours, in part because RCM’s principals retain management controls, including veto powers, over a variety of matters. The revenue we recorded from RCM in our income statement is net of that firm’s expenses and based on WTI’s preferred and common ownership position as of the reporting date.
WTI acquired 100% of RCM’s preferred interests on July 31, 1998, which entitles WTI to a preferred profits interest equal to 30% of RCM’s revenues. WTI’s common ownership interest was 41% at December 31, 2010, 2009, and 2008. Under the RCM acquisition agreement, principal members and certain key employees (principals) of RCM can put (relinquish) their interests in RCM to WTI, which would increase WTI’s ownership. Conversely, WTI, subject to certain restrictions, may call (acquire) interests held by principals of RCM, which also would increase WTI’s ownership.
WTI’s agreement with RCM also includes provisions that permit some of RCM’s portfolio managers to put their ownership of certain free cash flow interests (Class B interests) to us under certain circumstances, and requires them to sell their interests to us under other circumstances. There were no puts exercised by any of RCM’s principals during 2008, 2009, or 2010. WTI’s ownership in the Class B interests was 67% at December 31, 2010, 2009, and 2008.
During 2010, we recorded a $20.7 million impairment write-down on the value of RCM, which was the result of an impairment test that incorporated declines in RCM’s projections for revenue and assets under management. Previously, we recorded a $66.9 million impairment write-down on the value of our investment in RCM during 2008. The carrying amount of our investment in RCM was zero at December 31, 2010. For more information about this, read Note 11, “Goodwill and other intangible assets,” in these financial statements.
Because of this impairment write-down and the reduced business prospects for the RCM business, we discontinued equity method accounting for our ownership interests in RCM.

Wilmington Trust Corporation 2010 Form 10-K	116
UNDERLYING EQUITY IN AFFILIATE ASSET MANAGER TRANSACTIONS
The excess of the carrying value over the underlying equity resulting from the CRM and RCM transactions was $124.5 million and $147.0 million at December 31, 2010 and 2009, respectively.
investments in affiliates
As of December 31

(in millions)	2010	2009

Cramer Rosenthal McGlynn	$136.5	$138.2
Roxbury Capital Management	$—	$20.3

GRANT TANI BARASH & ALTMAN
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
gtba contribution to wilmington trust’s financial statements

	Between	For the year
	Jan 1 and Feb 16,	ended
(in millions)	2010	12/31/09

Revenue (net of amortization)	$2.2	$13.7
Expense	$1.8	$12.0
Noncontrolling interest	$0.9	$1.2

6. Restrictions on Cash and Due from Banks
The Board of Governors of the Federal Reserve System requires banks to maintain cash reserves based on a percentage of certain deposits. On an average daily balance basis, these reserves were $596.0 million and $106.0 million for 2010 and 2009, respectively.

Wilmington Trust Corporation 2010 Form 10-K	117
7. Investment Securities
We maintain an investment securities portfolio to generate cash flow, help manage interest rate risk, and provide collateral for deposits and other liabilities. We do not invest in securities for trading purposes. There are no client funds in this portfolio.
Our investment securities portfolio consists of:
•	Securities issued by the U.S. Treasury.

•	Discount notes and other securities issued by other U.S. government agencies, including the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Home Loan Bank System.

•	Obligations of state and political subdivisions, which primarily are bonds issued by the state of Delaware and municipalities in Delaware.

•	Mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae, in which the underlying collateral consists of fixed and adjustable rate residential mortgages. All of the loans underlying these securities were originated subject to the underwriting guidelines and standards of the respective government agency.

•	Corporate debt securities, including single-issue and pooled trust preferred securities (TruPS) issued by financial institutions.

•	Perpetual preferred stock, which consists of securities issued by Fannie Mae, Freddie Mac, and two other financial institutions. (The carrying value of our Fannie Mae and Freddie Mac perpetual stock is zero, due to impairment charges we recorded in 2008).

•	Non-U.S. government agency securities and small amounts of other types of marketable debt and equity securities.
Numerous factors affect the valuations at which we record these securities on our balance sheet, including market interest rates, credit spreads, and investor perceptions. We review the securities in our investment portfolio at least quarterly in order to determine their fair values, which can be equal to, more than, or less than their amortized costs. To determine a security’s fair value, we use a variety of techniques and consult with third-party valuation experts. For more information about the key determinants of a security’s fair value, read Note 15, “Fair value measurement of assets and liabilities,” in these financial statements.
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

Wilmington Trust Corporation 2010 Form 10-K	118
HTM securities are carried at their amortized cost. When the fair value of an HTM security exceeds its amortized cost, we disclose the change as an unrealized gain in the investment securities footnotes that accompany our financial statements. There is no corresponding change to stockholders’ equity or earnings.
When a security’s fair value falls below its book value, it is considered impaired, and we are required to assess whether it is either temporarily impaired or OTTI. To determine whether a security is temporarily impaired or OTTI, we consider factors that include:
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

Wilmington Trust Corporation 2010 Form 10-K	119
During 2010, 28 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $57.3 million. Of this amount, $37.9 million was credit-related and was recorded as an other-than-temporary impairment loss in the statement of income. This loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlie the pooled TruPS that we own. The remaining $19.4 million non-credit-related portion of the write-down reduced stockholders’ equity and was recorded in other comprehensive income.
In comparison, during 2009, we recorded other-than-temporary impairments that totaled $147.4 million. We determined that $77.5 million of these impairments were credit-related, and recorded this amount as an impairment loss. The remaining $69.9 million non-credit portion was recorded in other comprehensive income, which reduced stockholders’ equity.
Also during 2009, in conjunction with adopting FSP FAS No. 115-2 and FAS No. 124-2, we recorded a cumulative effect adjustment for pooled TruPS we hold that were OTTI prior to the 2009 second quarter. In the 2009 second quarter, we reclassified $70.1 million of other-than-temporary impairment charges on pooled TruPS that were recorded during 2008 from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income.
In 2008, we recorded $130.7 million in other-than temporary securities impairments in the statement of income. These impairments consisted of a $97.0 million write-down on 14 of our pooled TruPS and $33.7 million of write-downs on perpetual preferred stock issued by Fannie Mae, Freddie Mac, and two other financial institutions. As discussed above, $70.1 million of these charges were subsequently reclassified from retained earnings to accumulated other comprehensive income during 2009, when we adopted FAS No. 115-2 and FAS No. 124-2.
credit loss roll forward

(in millions)

Balance of credit-related other-than-temporary impairment at January 1, 2010	$97.6
Additions:
Credit losses for which other-than-temporary impairments were not recognized previously	0.9
Additional credit losses for which other-than-temporary impairments were recognized previously	37.0

Balance of credit-related other-than-temporary impairment at December 31, 2010	$135.5

called securities
For the year ended December 31

(in millions)	2010	2009	2008

Gross gains	$1.5	$—	$—
Gross losses	$0.3	$0.3	$—

At December 31, 2010, securities with an aggregate book value of $417.9 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, interest rate swap agreements, and other purposes required by law.

Wilmington Trust Corporation 2010 Form 10-K	120
We had investments in the securities of regulatory authorities that totaled $35.6 million at December 31, 2010, and $26.8 million at December 31, 2009. These securities are carried at cost.
For more information about how we account for investment securities, read Note 3, “Summary of significant accounting policies,” Note 15, “Fair value of financial instruments,” and Note 22, “Other comprehensive (loss)/income and accumulated other comprehensive loss,” in these financial statements.
AVAILABLE-FOR-SALE SECURITIES
amortized cost and fair value of available-for-sale securities
As of December 31, 2010

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value

Investment securities available for sale:
U.S. Treasury securities	$48.8	$—	$0.1	$—	$48.9
Government agency securities	245.7	—	0.1	(0.4)	245.4
Obligations of state and political subdivisions	9.2	—	—	—	9.2
Collateralized mortgage obligations:
Secured by residential mortgages	26.4	—	0.8	—	27.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	138.0	—	7.4	—	145.4
Preferred stock:
Large financial institutions	1.1	—	0.4	—	1.5
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	4.1	—	0.4	—	4.5
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.3	—	—	—	3.3

Total other marketable equity securities	6.3	—	—	—	6.3

Total investment securities available for sale	$478.5	$—	$8.8	$(0.4)	$486.9

As of December 31, 2009

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value

Investment securities available for sale:
U.S. Treasury securities	$233.0	$—	$—	$(0.2)	$232.8
Government agency securities	224.9	—	0.5	(0.8)	224.6
Obligations of state and political subdivisions	5.1	—	0.1	—	5.2
Collateralized mortgage obligations:
Secured by residential mortgages	49.9	—	1.3	—	51.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	195.8	—	7.6	—	203.4
Preferred stock:
Large financial institutions	17.5	—	3.4	—	20.9
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	20.5	—	3.4	—	23.9
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.5	—	—	—	3.5

Total other marketable equity securities	6.5	—	—	—	6.5

Total investment securities available for sale	$735.7	$—	$12.9	$(1.0)	$747.6

Wilmington Trust Corporation 2010 Form 10-K	121
sale and write-down of investment securities available for sale
For the year ended December 31

(in millions)	2010	2009	2008

Proceeds:
U.S. Treasury securities	$75.1	$—	$—
Government agency securities	—	103.2	—
Collateralized mortgage obligations:
Secured by residential mortgages	—	103.8	—
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	197.8	—
Other marketable equity securities:
Mutual funds	—	15.6	1.9
Other	13.2	0.1	10.0

Total other marketable equity securities	13.2	15.7	11.9

Total proceeds	$88.3	$420.5	$11.9

Gross gains realized:
Government agency securities	$—	$3.6	$—
Collateralized mortgage obligations:
Secured by residential mortgages	—	2.7	—
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	6.0	—
Other marketable equity securities:
Mutual funds	—	1.8	0.1
Other	2.6	—	—

Total other marketable equity securities	2.6	1.8	0.1

Total gains realized	$2.6	$14.1	$0.1

Other-than-temporary impairment charges:
Preferred stock:
Large financial institutions	$—	$—	$(33.7)
Other marketable equity securities:
Mutual funds	—	(3.9)	—
Other	(0.1)	(2.5)	—

Total other marketable equity securities	(0.1)	(6.4)	—

Total other-than-temporary impairment charges	$(0.1)	$(6.4)	$(33.7)

contractual maturities of debt securities available for sale
As of December 31

		After 1 year	After 5 years
	1 year	through	through	After
(dollars in millions)	or less	5 years	10 years	10 years	Total

U.S. Treasury securities	$37.9	$10.9	$—	$—	$48.8
Government agency securities	15.1	230.6	—	—	245.7
Obligations of state and political subdivisions	0.2	—	—	9.0	9.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	2.4	24.0	26.4
Mortgage-backed securities:
Residential mortgage-backed securities	—	10.8	110.3	16.9	138.0

Total amortized cost of debt securities available for sale	$53.2	$252.3	$112.7	$49.9	$468.1
Fair value of debt securities available for sale	$53.3	$252.6	$118.8	$51.4	$476.1
Weighted average yield of debt securities available for sale [1]	0.42%	1.25%	4.24%	4.28%	2.19%

[1]	Weighted average yields are not on a tax-equivalent basis.

Wilmington Trust Corporation 2010 Form 10-K	122
HELD-TO-MATURITY SECURITIES
amortized cost, carrying value, and fair value of held-to-maturity securities
As of December 31, 2010

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.3	$—	$0.3	$—	$—	$0.3
Corporate debt securities:
Single-issue trust-preferreds	58.5	—	58.5	0.1	(4.6)	54.0
Pooled trust-preferreds	113.7	71.9	41.8	5.6	(1.6)	45.8

Total corporate debt securities	172.2	71.9	100.3	5.7	(6.2)	99.8
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.7	—	0.7	—	—	0.7

Total investment securities held to maturity	$173.7	$71.9	$101.8	$5.7	$(6.2)	$101.3

As of December 31, 2009

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.5	$—	$0.5	$—	$—	$0.5
Corporate debt securities:
Single-issue trust-preferreds	57.7	—	57.7	—	(9.2)	48.5
Pooled trust-preferreds	141.3	88.0	53.3	3.0	(4.9)	51.4

Total corporate debt securities	199.0	88.0	111.0	3.0	(14.1)	99.9
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.9	—	0.9	—	—	0.9

Total investment securities held to maturity	$200.9	$88.0	$112.9	$3.0	$(14.1)	$101.8

contractual maturities of debt securities held to maturity
As of December 31, 2010

		After 1 year	After 5 years
	1 year or	through	through	After 10
(dollars in millions)	less	5 years	10 years	years	Total

Obligations of state and political subdivisions	$0.3	$—	$—	$—	$0.3
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	58.5	58.5
Pooled trust-preferreds	—	—	—	41.8	41.8

Total corporate debt securities	—	—	—	100.3	100.3
Non-U.S. government agency debt securities	—	0.5	—	—	0.5
Other debt securities	0.3	0.4	—	—	0.7

Total carrying value of debt securities held to maturity	$0.6	$0.9	$—	$100.3	$101.8
Fair value of debt securities held to maturity	$0.6	$0.9	$—	$99.8	$101.3
Weighted average yield of debt securities held to maturity [1]	2.55%	1.62%	—%	5.61%	5.60%

[1]	Weighted average yields are not on a tax-equivalent basis.

Wilmington Trust Corporation 2010 Form 10-K	123
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
temporarily impaired securities
As of December 31, 2010

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

Government agency securities	$159.2	$(0.4)	$—	$—	$159.2	$(0.4)
Corporate debt securities:
Single-issue trust-preferreds	—	—	50.0	(4.6)	50.0	(4.6)
Pooled trust-preferreds	—	—	45.8	(73.5)	45.8	(73.5)

Total corporate debt securities	—	—	95.8	(78.1)	95.8	(78.1)

Total temporarily impaired securities	$159.2	$(0.4)	$95.8	$(78.1)	$255.0	$(78.5)

As of December 31, 2009

	Fewer than 12 months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

U.S. Treasury securities	$206.1	$(0.2)	$—	$—	$206.1	$(0.2)
Government agency securities	89.7	(0.8)	—	—	89.7	(0.8)
Corporate debt securities:
Single-issue trust-preferreds	—	—	48.5	(9.2)	48.5	(9.2)
Pooled trust-preferreds	—	—	51.4	(92.9)	51.4	(92.9)

Total corporate debt securities	—	—	99.9	(102.1)	99.9	(102.1)

Total temporarily impaired securities	$295.8	$(1.0)	$99.9	$(102.1)	$395.7	$(103.1)

Wilmington Trust Corporation 2010 Form 10-K	124
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
All of our TruPS are recorded on our balance sheet as HTM investment securities and as corporate debt securities in our footnote disclosures.
We determined that some of our pooled TruPS were OTTI in 2008, 2009, and 2010. In total, as of December 31, 2010:
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
8. Loans, Loans Held for Sale, and OREO
LOAN CONCENTRATIONS
loans as a percentage of total loans outstanding
As of December 31

	2010	2009

Commercial, financial, and agricultural	29%	29%
Commercial real estate — construction	19%	22%
Commercial mortgage	26%	23%
Residential mortgage	6%	5%
Consumer	15%	16%
Secured with investments	5%	5%

In addition to loans outstanding, we had unfunded commitments to lend in the real estate sector of approximately $686.7 million and $1.05 billion at December 31, 2010 and 2009, respectively. For more information on this, read Note 9, “Credit quality and the reserve for loan losses,” and Note 14, “Commitments and contingencies,” in these financial statements.

Wilmington Trust Corporation 2010 Form 10-K	125
To mitigate some of the risk for real estate-related loans, we generally require collateral and a loan-to-value ratio of no more than 80% at the time of underwriting. In general, commercial mortgage loans are secured by income-producing properties. We extend loans secured with investments primarily to Wealth Advisory Services clients.
Our Regional Banking business is focused in the mid-Atlantic region, which we define as the state of Delaware and the parts of Pennsylvania, New Jersey, and Maryland that are within approximately 150 miles of our Wilmington headquarters. Our commercial real estate — construction portfolio has concentrations in Delaware, in both residential real estate construction and land development.
composition of commercial real estate — construction portfolio
As of December 31

	2010	2009

Project type:
Residential real estate construction	46%	51%
Land development	23%	22%
Retail and office	15%	18%
Owner-occupied	1%	1%
Multi-family	8%	4%
Other	7%	4%

Geographic location: Delaware	55%	59%
Pennsylvania	25%	23%
Maryland	6%	7%
New Jersey	12%	9%
Other	2%	2%

In addition to servicing our own residential mortgage loan portfolio, we service $784.9 million of residential mortgage loans for Fannie Mae and other private investors. For more information about mortgage servicing rights, read Note 11, “Goodwill and other intangible assets,” in these financial statements.
At December 31, 2010, loans with an aggregate book value of $907.8 million were pledged as collateral to provide borrowing capacity at the Federal Reserve.
LOANS WITH INTEREST RESERVES
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

Wilmington Trust Corporation 2010 Form 10-K	126
currently delinquent, but which have risk rating classifications of substandard or lower. We place loans and lines of credit with risk ratings of substandard or lower, and which depend on interest reserves for future interest payments, on nonaccruing status. At times, we may modify the terms of loans with interest reserves. These modifications may include maturity extensions, renewals, changes in the loan’s interest rate, additional collateral requirements, and/or additional capital infusions into the project by the borrower to reduce debt or to support future debt service. These modifications typically result from delays or other issues in the underlying construction projects, such as slower-than-anticipated sell-outs of the projects, insufficient leasing activity, and/or depreciation in the values of the collateral securing the loans. Under such circumstances, we believe that working with a borrower to restructure a loan provides us with a better likelihood of recovering our loan. At December 31, 2010, we had $274.5 million of loans that were supported by $22.2 million of interest reserve balances. Included in the $274.5 million of loans were $92.4 million of nonaccruing loans that were supported by interest reserves. At year-end 2009, we had $566.1 million of loans that were supported by $43.7 million of interest reserve balances. Included in the $566.1 million of loans were $67.1 million of nonaccruing loans that were supported by interest reserves.
OREO
We had $45.6 million and $34.6 million in OREO held for sale as of December 31, 2010 and 2009, respectively. During 2010, property valued at $34.7 million was transferred to OREO and we had sales and write downs of $23.7 million, which resulted in a net loss of $16.9 million. This loss is in the “OREO write-down/losses and reserve for unfunded lending commitments” line of the statement of income.
LOANS HELD FOR SALE
During 2010, we transferred $52.5 million of loans to the loans-held-for-sale category because we were actively engaged in a plan to sell these loans in the future. The types of loans that were transferred are shown in the following table:

(in millions)

Commercial, financial, and agricultural	$6.7
Commercial real estate — construction	23.7
Commercial mortgage	20.4
Consumer	1.7

Total	$52.5

Prior to transferring the loans to the held for sale category, we recorded $19.1 million of charge-offs through the reserve for loan losses in order to reflect the loans at their fair value. We determined the fair value of $34.9 million of these loans on an aggregate basis, aggregated by lending relationship, and used actual third-party written offers and third-party broker quotes. We determined the fair value of $17.6 million of these loans on an individual basis using appraisal data and other means.

Wilmington Trust Corporation 2010 Form 10-K	127
nonaccruing and accruing status of loans held for sale
At December 31, 2010

(in millions)	Nonaccruing[1,3]	Accruing[2]

Commercial, financial, and agricultural	$6.6	$0.1
Commercial real estate — construction	23.7	—
Commercial mortgage	15.6	4.8
Consumer	—	1.7

Total	$45.9	$6.6

[1]	All of the nonaccruing loans held for sale are greater than 90 days past due and have substandard ratings.

[2]	None of the accruing loans held for sale are delinquent and all of the commercial accruing loans held for sale have substandard ratings.

[3]	Nonaccruing loans held for sale includes $20.4 million of troubled restructured debt.
9. Credit Quality and the Reserve for Loan Losses
On December 31, 2010, we adopted ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which expands disclosure requirements surrounding loan credit quality and the reserve for loan losses and introduces and defines the terms “portfolio segment” and “class of financing receivable” (class). ASU 2010-20 requires, among other things, that certain disclosures be disaggregated and presented by portfolio segment or class. In accordance with the ASU, we defined our portfolio segments at levels that agree with the levels of disaggregation we use to determine our reserve for loan losses. We defined our portfolio classes at levels that reflect the nature and extent of exposure to credit risk. The levels of disaggregation required by this ASU are reflected in the loan categories presented in this note.
CREDIT QUALITY INDICATORS
We determined that our primary credit quality indicator for the commercial loan portfolio is the loan’s internal risk rating. On an ongoing basis, we perform an internal risk-rating analysis that classifies all commercial loans outstanding into one of four primary categories of risk, with gradations in each category. We analyze migrations within the classifications quarterly. The four risk categories are:
•	Pass: Loans with no current or potential problems.

•	Watchlist: Accruing loans that are potentially problematic.

•	Substandard: Accruing or nonaccruing loans with identified weaknesses and some probability of loss.

•	Doubtful/loss: Nonaccruing loans with a high probability of loss, or which have been fully or partially charged off.
Every commercial loan and some consumer loans receive an initial risk rating that is assigned by the relationship manager. Subsequently, loans are monitored for changes in circumstances that may warrant rating changes. Rating changes may be initiated by the relationship managers, the chief credit officer, credit policy staff, loan recovery officers, the loan committee, or credit risk management staff. Risk ratings are most often reviewed when new commitments or loans are granted, portfolio or targeted loan reviews are performed, an existing loan or commitment is renewed, modified, or extended, or when any other circumstance

Wilmington Trust Corporation 2010 Form 10-K	128
warrants risk rating review. We evaluate the risk rating on all loans that become 90 or more days past due. We review all relationships greater than $5 million with ratings that are substandard or lower, or other credits that demonstrate rapid and/or severe deterioration on a quarterly basis.
Consumer loans to commercial clients and loans secured with investments receive internal risk ratings in the same manner as commercial loans described above. We do not assign risk ratings to other types of consumer loans, including residential mortgage loans. In our experience, the best and most effective way of monitoring the credit quality of these types of retail loans is by evaluating payment performance. Therefore, for these portfolios, our primary credit quality indicator is the loan delinquency status. Refer to the loan aging analysis table below for details regarding loan aging. For the purposes of the internal risk-rating analysis shown below, we included these retail loans in the substandard category if they are nonaccruing loans and in the pass category if they are accruing.
For both the commercial and retail loan portfolios, other credit indicators, including external indicators, may also be used to evaluate the credit quality of the portfolios.
internal risk-rating analysis
At December 31, 2010

				Doubtful	Total loan
(in millions)	Pass	Watchlist	Substandard	& loss	balance

Commercial, financial, and agricultural — auto dealer floorplan	$153.3	$15.2	$52.3	$—	$220.8
Commercial, financial, and agricultural — other	1,181.6	195.9	557.0	23.3	1,957.8

Total commercial, financial, and agricultural	1,334.9	211.1	609.3	23.3	2,178.6

Real estate — construction — land development	80.5	39.9	176.8	31.7	328.9
Real estate — construction — residential construction	117.3	77.3	408.9	56.2	659.7
Real estate — construction — other	283.0	46.2	107.5	3.8	440.5

Total real estate — construction	480.8	163.4	693.2	91.7	1,429.1

Commercial mortgage — owner occupied	686.9	153.7	201.1	0.1	1,041.8
Commercial mortgage — non-owner occupied	630.3	138.4	148.7	0.3	917.7

Total commercial mortgage	1,317.2	292.1	349.8	0.4	1,959.5

Residential mortgage [2]	405.5	—	29.1	—	434.6

Consumer — loans to commercial clients [1]	44.2	6.2	26.9	0.2	77.5
Consumer — other [2]	1,039.7	—	17.1	—	1,056.8

Total consumer	1,083.9	6.2	44.0	0.2	1,134.3

Loans secured with investments	362.7	0.6	22.6	3.9	389.8

Total	$4,985.0	$673.4	$1,748.0	$119.5	$7,525.9

[1]	Consumer loans to commercial clients are consumer loans that are more complex than other typical consumer loans, are usually related to commercial loan relationships, and are managed by commercial loan staff in a manner similar to commercial loans.

[2]	We included consumer loans and residential mortgage loans that do not receive risk ratings in this analysis. We included these loans in the substandard category if they are nonaccruing and in the pass category if they are accruing. As discussed above, we consider the primary credit quality indicator of these types of loans to be the delinquency status. Please refer to the loan aging analysis table below for details regarding retail loan aging.

Wilmington Trust Corporation 2010 Form 10-K	129
We consider a loan past due on the day after an interest or principal payment is due. The table below presents past due loan aging information.
loan aging analysis
At December 31, 2010

	30-59	60-89	90 days
	days past	days past	or more	Total past
(in millions)	due	due	past due	due	Current	Total loans

Commercial, financial, and agricultural — auto dealer floorplan	$—	$—	$0.3	$0.3	$220.5	$220.8
Commercial, financial, and agricultural — other	9.6	3.7	294.3	307.6	1,650.2	1,957.8

Total commercial, financial, and agricultural	9.6	3.7	294.6	307.9	1,870.7	2,178.6

Real estate — construction — land development	8.1	2.6	127.7	138.4	190.5	328.9
Real estate — construction — residential construction	23.1	2.4	373.6	399.1	260.6	659.7
Real estate — construction — other	3.0	0.3	57.2	60.5	380.0	440.5

Total real estate — construction	34.2	5.3	558.5	598.0	831.1	1,429.1

Commercial mortgage — owner occupied	11.9	5.4	59.7	77.0	964.8	1,041.8
Commercial mortgage — non-owner occupied	15.3	0.9	78.8	95.0	822.7	917.7

Total commercial mortgage	27.2	6.3	138.5	172.0	1,787.5	1,959.5

Residential mortgage	22.3	—	25.3	47.6	387.0	434.6

Consumer — home equity	1.5	0.6	11.8	13.9	525.1	539.0
Consumer — indirect secured	7.7	1.3	3.1	12.1	399.7	411.8
Consumer — direct secured	0.2	—	0.3	0.5	12.0	13.7
Consumer — unsecured	0.9	0.6	0.8	2.3	86.6	88.9
Consumer — overdrafts	—	—	—	—	3.4	3.4
Consumer — loans to commercial clients	0.6	—	20.9	21.5	57.2	77.5

Total consumer	10.9	2.5	36.9	50.3	1,084.0	1,134.3

Loans secured with investments	5.9	0.1	12.6	18.6	371.2	389.8

Total	$110.1	$17.9	$1,066.4	$1,194.4	$6,331.5	$7,525.9

Wilmington Trust Corporation 2010 Form 10-K	130
nonaccruing loans and accruing loans past due 90 days or more
At December 31, 2010

	Nonaccruing	Accruing loans past
(in millions)	loans	due 90 days or more

Commercial, financial, and agricultural — auto dealer floorplan	$0.3	$—
Commercial, financial, and agricultural — other	285.8	8.5

Total commercial, financial, and agricultural	286.1	8.5

Real estate — construction — land development	114.8	12.9
Real estate — construction — residential construction	356.8	16.8
Real estate — construction — other	55.0	2.2

Total real estate — construction	526.6	31.9

Commercial mortgage — owner occupied	51.6	8.1
Commercial mortgage — non-owner occupied	72.4	6.4

Total commercial mortgage	124.0	14.5

Residential mortgage	25.3	—
Consumer — home equity	11.8	—
Consumer — indirect secured	3.1	—
Consumer — direct secured	0.3	—
Consumer — unsecured	0.1	0.7
Consumer — overdrafts	—	—
Consumer — loans to commercial clients	20.9	—

Total consumer	36.2	0.7

Loans secured with investments	11.4	1.2

Total	$1,009.6	$56.8

Loans past due 90 days or more and still accruing were $30.6 million at December 31, 2009.
effect of nonaccruing loans on interest income

(in millions)	2010	2009	2008

Nonaccruing loans at December 31	$1,009.6	$455.6	$196.4
Interest income that would have been recognized on nonaccruing loans under original terms	$42.3	$11.5	$5.0
Interest income actually received on nonaccruing loans	$3.4	$2.9	$4.3

Wilmington Trust Corporation 2010 Form 10-K	131
THE RESERVE FOR LOAN LOSSES
We establish a reserve for loan losses in accordance with GAAP by charging a provision for loan losses against income.
On a quarterly basis, we:
•	Charge off loans deemed uncollectible to the reserve.

•	Credit recoveries, if any, to the reserve.

•	Reassess the level of the reserve.

•	Have the reserve evaluated by staff members who do not have lending responsibilities.
The reserve reflects our best estimate of known and inherent loan losses, based on subjective judgments we make about the likelihood that loans will be repaid.
We use a variety of quantitative and qualitative factors to calculate the reserve. The process we follow depends on whether the loan is performing, in which case the calculation is governed by ASC 450, “Contingencies,” or whether it is impaired under ASC 310, “Receivables.”
To determine these factors used to calculate the reserve for performing loans, we analyze the historical loss experience in groups, or pools, of loans with similar characteristics. For each pool, we:
•	Group loans within most pools according to their most recent risk ratings.

•	Use historical loss experience to derive an average historical loss rate that incorporates losses over the most recent eight quarters.

•	Apply a double-weighting to losses over the four most recent quarters.

•	Make subjective judgments about a variety of quantitative and qualitative factors that may affect the potential for future losses in each pool.
Then we adjust these factors using mathematical values we assign to the qualitative factors we consider. The qualitative adjustments we make reflect our best estimate of how the current loss rate for each pool might differ from our historical loss experience.
In categorizing loans into pools, we consider project type, whether we have made the loan directly or indirectly, and other factors. For example:
•	Among commercial, financial, and agricultural loans, we have a separate pool for automobile dealer floorplan (inventory) loans.

•	Within the commercial construction portfolio, we have separate pools for land development, residential construction, and other types of projects.

•	Within the commercial mortgage portfolio, we have separate pools for owner-occupied properties and non-owner-occupied properties.

•	We have separate pools for loans secured with investments, residential mortgage loans, home equity loans, and other types of consumer loans.

Wilmington Trust Corporation 2010 Form 10-K	132
The quantitative and qualitative considerations we analyze for each pool include:
•	Historical gross and net loss experience.

•	General economic trends and conditions in the United States and mid-Atlantic region.

•	Changes in the pace of loan growth and the size of the portfolio.

•	Loan concentration trends.

•	Migrations within the internal risk rating classification system.

•	Delinquent and nonperforming loan amounts and trends.

•	Trends in loan valuations and collateral composition.

•	The risk that third-party appraisals do not accurately reflect realizable values of collateral.

•	The quality of portfolio risk management, including policy trends and adherence, experience, stability, and depth of lending staff and management, and adequacy of loan review coverage.

•	Other factors.
We derive factors from the information noted above, which we then apply to pools of loans grouped according to their current-quarter risk rating, to calculate the reserve for performing loans.
For impaired loans, we establish reserves that reflect the present value of anticipated cash flows discounted at the loan’s effective interest rate at the date the loan is determined to be impaired, the market value of similar loans, if observable or, for collateral-dependent loans, the fair value of the collateral. For collateral-dependent loans, we obtain appraisals for all significant properties.
In addition, quarterly, we take the following steps to estimate the fair value of collateral-dependent impaired loans:
•	When a loan is initially deemed to be impaired, if the most recent appraisal or broker’s price opinion (BPO) is less than 12 months old, we update the reserve to reflect the valuation in that appraisal or BPO, less selling costs.

•	When a loan initially is deemed to be impaired, if the most recent valuation is older than 12 months, we request an updated valuation for the collateral.

•	When a current valuation cannot be obtained in time to perform a collateral analysis on a newly-identified impaired loan or on an existing impaired loan with an appraisal older than 12 months, we use all available information to estimate an appropriate level of reserve. The estimate considers, among other inputs, historical losses on similar projects, values derived from specific geographic market studies, economic factors, and credit trends in the loan portfolio, including adjustments to the reserve to reflect collateral valuation changes. When our appraisal group receives and accepts the updated valuation, we record a charge-off or adjust the reserve to reflect the new valuation, less expected selling costs. This generally occurs in the quarter after the loan is designated as impaired. We do not make any adjustments to current appraisals, other than the costs to sell the property.
We may update valuations more frequently than our lending policies require, if changing circumstances or other information suggest that values may have changed materially.

Wilmington Trust Corporation 2010 Form 10-K	133
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
Determining the reserve for loan losses is an inherently subjective process. Estimates we make, including estimates of collateral values and the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions we use to determine the reserve, including continued declines in the collateral values supporting our loans, worsening financial conditions of some of our borrowers, and continued lack of improvement in the Delaware economy, future adjustments to the reserve may be necessary. This could have a material adverse effect on our results of operations and financial condition.
changes in the reserve for loan losses

(in millions)	2010	2009	2008	2007	2006

Reserve for loan losses at January 1	$251.5	$157.1	$101.1	$94.2	$91.4
Loans charged off:
Commercial, financial, and agricultural	(146.7)	(36.4)	(12.6)	(4.3)	(10.8)
Commercial real estate — construction	(296.1)	(40.7)	(13.5)	(2.9)	—
Commercial mortgage	(43.4)	(6.0)	(2.0)	(1.3)	(0.3)
Residential mortgage	(0.2)	(0.5)	(0.4)	(0.1)	—
Consumer	(36.5)	(39.6)	(30.5)	(20.8)	(13.5)

Total loans charged off	$(522.9)	$(123.2)	$(59.0)	$(29.4)	$(24.6)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural	$4.6	$1.5	$0.7	$1.0	$0.6
Commercial real estate — construction	0.6	0.5	—	—	—
Commercial mortgage	0.9	0.4	0.8	0.2	—
Residential mortgage	—	—	0.1	—	0.1
Consumer	6.4	8.5	5.0	6.9	5.4

Total recoveries	$12.5	$10.9	$6.6	$8.1	$6.1
Net loans charged off:
Commercial, financial, and agricultural	$(142.1)	$(34.9)	$(11.9)	$(3.3)	$(10.2)
Commercial real estate — construction	(295.5)	(40.2)	(13.5)	(2.9)	—
Commercial mortgage	(42.5)	(5.6)	(1.2)	(1.1)	(0.3)
Residential mortgage	(0.2)	(0.5)	(0.3)	(0.1)	0.1
Consumer	(30.1)	(31.1)	(25.5)	(13.9)	(8.1)

Total net loans charged off	$(510.4)	$(112.3)	$(52.4)	$(21.3)	$(18.5)
Transfers from reserve for lending commitments	—	1.7	(7.1)	—	—
Provision charged to operations	699.7	205.0	115.5	28.2	21.3

Reserve for loan losses at December 31	$440.8	$251.5	$157.1	$101.1	$94.2

Reserve for lending commitments in other liabilities[1] at December 31	$58.2	$7.4	$7.1	$—	$—

[1]	The reserve for unfunded commitments was transferred to other liabilities as of December 31, 2008. Prior periods were not reclassified.

Wilmington Trust Corporation 2010 Form 10-K	134
reserve analysis
At December 31, 2010

	Loan balances			Reserve balance
	Individually	Collectively		Individually	Collectively
	evaluated for	evaluated for		evaluated for	evaluated for
(in millions)	impairment	impairment	Total	impairment	impairment	Total

Commercial, financial, and agricultural	$303.7	$1,874.9	$2,178.6	$60.7	$80.0	$140.7
Commercial real estate — construction	526.6	902.5	1,429.1	83.6	104.9	188.5
Commercial mortgage	137.3	1,822.2	1,959.5	13.1	48.5	61.6
Residential mortgage	29.4	405.2	434.6	1.5	4.4	5.9
Consumer	38.2	1,096.1	1,134.3	5.2	34.2	39.4
Loans secured with investments	19.6	370.2	389.8	—	4.7	4.7

Total	$1,054.8	$6,471.1	$7,525.9	$164.1	$276.7	$440.8

IMPAIRED LOANS
As of December 31

(in millions)	2010	2009	2008

Impaired loans subject to a reserve for loan losses:
2010 reserve: $164.1	$451.9
2009 reserve: $88.5		$348.3
2008 reserve: $31.0			$118.6
Impaired loans requiring no reserve for loan losses, net of cumulative charge-offs of:
2010 cumulative charge-offs: $291.4	$602.9
2009 cumulative charge-offs: $23.6		$151.5
2008 cumulative charge-offs: $1.0			$91.2

Total impaired loans	$1,054.8	$499.8	$209.8

Impaired loans classified as nonaccruing[1]	$1,009.6	$455.6	$196.4
Impaired loans classified as troubled restructured debt (accruing)	$43.9	$28.5	$—

[1] Includes nonaccruing loans that are classified as troubled debt restructurings	$38.1	$116.7	$0.1

For the year ended December 31

(in millions)	2010	2009	2008

Average investment recorded in impaired loans	$724.9	$333.3	$78.4

Interest income recognized on impaired loans	$5.0	$6.8	$4.4
Interest income recognized on impaired loans using the cash basis method of income recognition	$5.0	$6.8	$4.4

Wilmington Trust Corporation 2010 Form 10-K	135
impaired loans with no related reserve recorded
At December 31, 2010

		Unpaid
(in millions)	Loan balance [1]	principal balance

Commercial, financial, and agricultural — auto dealer floorplan	$0.2	$0.2
Commercial, financial, and agricultural — other	161.7	215.6

Total commercial, financial, and agricultural	161.9	215.8

Real estate — construction — land development	222.2	397.6
Real estate — construction — residential construction	57.7	78.6
Real estate — construction — other	37.9	55.4

Total real estate — construction	317.8	531.6

Commercial mortgage — owner occupied	35.9	43.7
Commercial mortgage — non-owner occupied	37.4	49.2

Total commercial mortgage	73.3	92.9

Residential mortgage	10.6	10.6

Consumer — home equity	3.4	3.4
Consumer — indirect secured	—	—
Consumer — direct secured	—	—
Consumer — unsecured	—	—
Consumer — overdrafts	—	—
Consumer — loans to commercial clients	16.3	19.8

Total consumer	19.7	23.2

Loans secured with investments	19.6	20.2

Total	$602.9	$894.3

[1]	Loan balance is net of cumulative charge-offs.
impaired loans with a reserve recorded
At December 31, 2010

		Unpaid
(in millions)	Loan balance [1]	principal balance	Related reserve

Commercial, financial, and agricultural — auto dealer floorplan	$12.9	$14.5	$0.4
Commercial, financial, and agricultural — other	128.9	139.0	60.3

Total commercial, financial, and agricultural	141.8	153.5	60.7

Real estate — construction — land development	156.1	168.9	61.1
Real estate — construction — residential construction	26.5	27.0	13.2
Real estate — construction — other	26.2	26.9	9.3

Total real estate — construction	208.8	222.8	83.6

Commercial mortgage — owner occupied	28.3	29.0	4.8
Commercial mortgage — non-owner occupied	35.7	35.8	8.3

Total commercial mortgage	64.0	64.8	13.1

Residential mortgage	18.8	18.8	1.5

Consumer — home equity	9.4	9.4	2.3
Consumer — indirect secured	3.1	3.1	0.3
Consumer — direct secured	0.5	0.5	0.2
Consumer — unsecured	0.9	0.9	0.5
Consumer — overdrafts	—	—	—
Consumer — loans to commercial clients	4.6	5.2	1.9

Total consumer	18.5	19.1	5.2

Loans secured with investments	—	—	—

Total	$451.9	$479.0	$164.1

[1]	Loan balance is net of cumulative charge-offs.

Wilmington Trust Corporation 2010 Form 10-K	136
THE RESERVE FOR UNFUNDED COMMITMENTS
In accordance with current accounting policies, we record a separate reserve amount on our balance sheet under other liabilities for unfunded loan commitments, mainly letters of credit. This reserve is based on assumptions about the probability of draws on these commitments, their risk rating, and the estimated losses that we may incur if the commitments are drawn upon. Increases and decreases to this reserve are recorded in the “OREO write-downs/losses and reserve for unfunded commitments” line of the statement of income.
reserve for unfunded lending commitments roll-forward
For the year ended December 31, 2010

(in millions)

Reserve for unfunded commitments at January 1, 2010	$7.4
Additions due to new commitments during the period	9.4
Reductions due to expired or funded commitments during the period	(2.3)
Additions due to changes in reserve assumptions during the period [1]	43.7

Net change in reserve for unfunded commitments	50.8

Reserve for unfunded commitments at December 31, 2010	$58.2

[1]	The major assumptions used in determining the reserve amount are funding probability, credit quality of the underlying borrower, and historical loss experience.
unfunded lending commitments
At December 31, 2010

(in millions)

Unfunded commitments to extend credit	$2,282.3
Standby and commercial letters of credit	248.3

Total exposure to unfunded commitments	$2,530.6

10. Premises and Equipment
book value of premises and equipment
As of December 31

(in millions)	2010	2009

Land	$9.5	$9.5
Buildings and improvements	175.5	177.0
Furniture and equipment	212.2	213.8

Total	$397.2	$400.3
Accumulated depreciation	(264.0)	(253.5)

Premises and equipment, net	$133.2	$146.8

Wilmington Trust Corporation 2010 Form 10-K	137
Depreciation expense for premises and equipment was $19.7 million and $20.2 million in 2010 and 2009, respectively. We lease all of our office locations outside of Delaware, and some of those within Delaware. We use any rental incentives we receive to reduce rental expense over the term of the lease. Our lease expense was $14.4 million for 2010, $15.4 million for 2009, and $14.6 million for 2008. For more information about our real property lease obligations, read Note 14, “Commitments and contingencies,” in these financial statements.
11. Goodwill and Other Intangible Assets
goodwill and other intangible assets
As of December 31

	2010			2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	amount	amortization	amount	amount	amortization	amount

Goodwill (nonamortizing)	$366.1	$29.8	$336.3	$393.0	$29.8	$363.2
Other intangibles (amortizing):
Mortgage servicing rights	$13.5	$10.2	$3.6	$12.6	$9.0	$3.6
Client lists	62.6	37.1	25.5	73.7	37.6	36.1
Acquisition costs	1.7	1.7	—	1.7	1.7	—
Other intangibles	2.1	1.7	0.4	2.1	1.6	0.5

Total other intangibles	$79.9	$50.7 [1]	$29.2	$90.1	$49.9	$40.2

[1]	The accumulated amortization at December 31, 2010 included a decrease of $0.1 million due to foreign currency translation adjustments and a decrease of $7.1 million due to our reduced ownership of GTBA.
amortization expense of other intangible assets
For the year ended December 31

(in millions)	2010	2009	2008

Amortization expense of other intangible assets	$8.0	$9.9	$8.9

future amortization expense of other intangible assets
For the year ended December 31

(in millions)	2011	2012	2013	2014	2015

Estimated annual amortization expense of other intangible assets	$6.7	$5.5	$4.3	$3.1	$2.3

Wilmington Trust Corporation 2010 Form 10-K	138
GOODWILL IMPAIRMENT
During 2010, we recorded a $24.5 million goodwill impairment write-down which consisted of:
•	A $20.7 million impairment write-down on the value of our investment in growth-style affiliate money manager RCM. The write-down was the result of an impairment test that incorporated declines in RCM’s projections for revenue and assets under management. Since we account for our investment in RCM under the equity method of accounting, we performed the goodwill impairment test in accordance with ASC 323, “Investments — Equity Method and Joint Ventures,” using a discounted cash flow methodology. Previously, we recorded a $66.9 million other-than-temporary impairment write-down on the value of our investment in RCM during 2008.

carrying value of investment in rcm

As of December 31

(in millions)	2010	2009	2008

Carrying value of investment in RCM	$—	$20.3	$22.5

•	A $3.8 million impairment on our Regional Banking reporting unit goodwill due to loan losses that reduced the valuation of that business. This impairment reduced the goodwill for this reporting unit to zero.
We performed our annual goodwill impairment test on the goodwill related to our other reporting units during the 2010 fourth quarter, which showed that there was no impairment on these segments at December 31, 2010.
carrying amount of goodwill by business segment

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Total

Balance as of January 1, 2010	$3.8	$131.8	$84.7	$142.9	$363.2
Goodwill acquired	—	0.4	1.5	0.2	2.1
Impairment write-down	(3.8)	—	—	(21.8)[1]	(25.6)
Decrease in carrying value due to reduction in GTBA ownership	—	(2.7)	—	—	(2.7)
Decrease in carrying value due to foreign currency translation adjustments	—	—	(0.7)	—	(0.7)

Balance as of December 31, 2010	$—	$129.5	$85.5	$121.3	$336.3

Balance as of January 1, 2009	$3.8	$125.7	$83.2	$142.9	$355.6
Goodwill acquired	—	6.1	—	—	6.1
Increase in carrying value due to foreign currency translation adjustments	—	—	1.5	—	1.5

Balance as of December 31, 2009	$3.8	$131.8	$84.7	$142.9	$363.2

[1]	The impairment write-down recorded on the RCM segment consisted of a $21.8 million reduction of the goodwill balance, combined with the elimination of a $1.1 million credit balance related to previous operating losses incurred on our investment in RCM. The net effect of these impairment write-downs was $20.7 million.

Wilmington Trust Corporation 2010 Form 10-K	139
The goodwill from acquisitions recorded during 2010 consists of $1.9 million in connection with the 2008 acquisition of AST Capital Trust Company and $0.2 million related to an increase in WT Investments, Inc.’s equity interest in CRM. Additionally, during 2010, we reduced our ownership position in GTBA, resulting in a $2.7 million reduction in goodwill and an $11.0 million reduction in other intangible assets.
Goodwill from acquisitions for 2009 consisted of a $6.1 million contingent payment in connection with the 2004 acquisition of Grant Tani Barash & Altman, LLC.
changes in other intangible assets
For the year ended December 31

	2010			2009
			Weighted			Weighted
			Average			Average
	Amount	Residual	amortization	Amount	Residual	amortization
(dollars in millions)	assigned	value	period	Assigned	value	period

Mortgage servicing rights	$0.9	$—	8 years	$2.9	$—	8 years
(Decrease)/increase in carrying value of client lists due to foreign currency translation adjustments	(0.1)	—		0.5	—
Decrease in carrying value due to reduction in GTBA ownership	(11.0)	—		—	—
Other intangibles	—	—		0.1	—	9 years

Changes in other intangible assets	$(10.2)	$—		$3.5	$—

For more information about goodwill and other intangible assets, read Note 3, “Summary of significant accounting policies,” in these financial statements.
12. Deposits
contractual maturities of certificates of deposit
As of December 31

(in millions)

2011	$1,646.7
2012	$721.0
2013	$314.0
2014	$87.9
2015	$116.8
2016 and thereafter	$3.8

The aggregate book value of certificates of deposit in denominations of $100,000 and more (CDs > $100,000) was $1.93 billion and $1.41 billion at December 31, 2010 and 2009, respectively. This increase was caused mainly by an increase in national brokered certificates balances, which rose from $1.27 billion at December 31, 2009, to $1.83 billion at December 31, 2010. This increase reflected liquidity enhancement steps we took in accordance with our established contingency funding plan during 2010.

Wilmington Trust Corporation 2010 Form 10-K	140
maturities of time deposits of $100,000 or more
As of December 31, 2010

	Certificates	All other interest-
(in millions)	of deposit	bearing deposits

Three months or less	$246.8	$—
Three through six months	146.0	—
Six through 12 months	755.5	—
More than 12 months	780.2	—

Total	$1,928.5	$—

Deposit overdrafts reclassified as loans were $7.5 million and $11.0 million at December 31, 2010 and 2009, respectively.
13. Borrowings
Short-term borrowings
Our short-term borrowings were $123.2 million and $603.8 million at December 31, 2010 and 2009, respectively, and consisted of:
•	Federal funds purchased and securities sold under agreements to repurchase of $122.3 million and $574.8 million at December 31, 2010 and 2009, respectively. The securities underlying these agreements are U.S. Treasury bills, notes, bonds, or agency securities held at the Federal Reserve as collateral. Federal funds purchased and securities sold under agreements to repurchase generally mature within 365 days of the transaction date.

•	An advance from the FHLB. This amount was zero and $28.0 million at December 31, 2010 and 2009, respectively.

•	Amounts due under a capital lease agreement of $0.9 million and $1.0 million at December 31, 2010 and 2009, respectively.
federal funds purchased and securities sold under agreements to repurchase

(dollars in millions)	2010	2009	2008

Average amount outstanding during the year	$257.9	$1,310.8	$1,810.4
Weighted average interest rate during the year	0.2%	0.3%	2.1%
Weighted average interest rate at December 31	0.2%	0.1%	0.4%
Maximum amount outstanding at any month end	$601.2	$2,071.0	$2,380.4
Amount outstanding at December 31	$122.3	$574.8	$1,589.6

fhlb advance

(dollars in millions)	2010	2009	Term	Fixed interest rate	Maturity date

Principal amounts	$—	$28.0	15 years	6.55%	October 4, 2010

Wilmington Trust Corporation 2010 Form 10-K	141
Long-term borrowings
Our long-term debt totaled $595.0 million and consisted of:
•	$150.0 million of FHLB advances, summarized as follows:

	Amount issued and			Fixed
	outstanding		Quarterly	payment
Issue date	(in millions)	Term	payment dates	rate	Maturity

July 9, 2010	$50.0	2 years	January 9, April 9,	1.11%	July 9, 2012
			July 9, and October 9

October 20, 2010	$50.0	18 months	January 20, April 20,	0.70%	April 20, 2012
			July 20, October 20

October 20, 2010	$50.0	2 years	January 20, April 20,	0.79%	October 22, 2012
			July 20, October 20
•	Two issuances of subordinated debt, totaling $450.0 million, summarized as follows:

	Amount issued and			Fixed
	outstanding		Semiannual	payment
Issue date	(in millions)	Term	payment dates	rates	Maturity

April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018
•	$(4.2) million of unamortized losses related to terminated interest rate swaps on long-term debt.

•	$(0.1) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013.

•	$(0.7) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.
We have agreed with our regulators that we will not incur any debt, subject to certain exceptions, and that Wilmington Trust Company will not incur any debt having a maturity of greater than one year, in each case without prior written approval from our regulators.

Wilmington Trust Corporation 2010 Form 10-K	142
14. Commitments and Contingencies
Lease commitments. At December 31, 2010, our outstanding net operating lease commitments and renewal options totaled $82.3 million and extended through 2021. The minimum payments we will make in the future on noncancelable leases for real property are as follows:
minimum noncancelable lease payments on real property
As of December 31, 2010

(in millions)	Gross amount	Sublease amount	Net amount

2011	$14.3	$0.9	$13.4
2012	13.7	0.9	12.8
2013	13.0	0.8	12.2
2014	10.9	0.5	10.4
2015	8.9	0.2	8.7
2016 and thereafter	25.0	0.2	24.8

Total	$85.8	$3.5	$82.3

Off-balance sheet commitments. In the normal course of business, we engage in off-balance sheet financial agreements to help us manage interest rate risk, to support the needs of our subsidiaries and affiliates, and meet the financing needs of our clients. These agreements include commitments to extend credit and letters of credit.
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
off-balance sheet commitments
As of December 31

	2010		2009
	Contractual	Fair	Contractual	Fair
(in millions)	amount	value	amount	value

Unfunded commitments to extend credit	$2,282.3	$8.0	$2,838.5	$11.1
Standby and commercial letters of credit	$248.3	$2.2	$297.9	$2.1

Wilmington Trust Corporation 2010 Form 10-K	143
Visa Inc. litigation
Global retail electronic payments network Visa Inc. commenced a restructuring on October 3, 2007, and issued shares of its common stock to its financial institution members, of which we are one. As a U.S.-member bank of Visa, we (and other U.S.-member banks) are obligated to share in potential losses arising from certain indemnified litigation involving Visa.
The balance of our proportionate share of Visa’s pending litigation was $0.9 million and $1.5 million at December 31, 2010 and 2009, respectively. Visa repurchased shares from its members in 2010, 2009, and 2008, and we recorded $0.6 million, $0.3 million, and $5.5 million, respectively, in other income from these purchases.
Delaware legal proceedings
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
On November 5, 2010, two purported stockholders of Wilmington Trust Corporation filed lawsuits in the Delaware Court of Chancery, captioned Medich v. Wilmington Trust Corporation, et al., C.A. No. 5958 (Del. Ch.) and Yi v. Wilmington Trust Corporation, et al., C.A. No. 5959 (Del. Ch.). On November 9, 2010, a third purported stockholder of Wilmington Trust Corporation filed a lawsuit in the Delaware Court of Chancery captioned Burie v. Foley, et al., C.A. No. 5970 (Del. Ch.). On December 8, 2010, these complaints were consolidated under the caption In re Wilmington Trust Corporation Shareholders Litigation, C.A. No. 5958-VCL (Del. Ch.). On December 10, 2010, plaintiffs filed an amended and consolidated complaint (the Consolidated Complaint). On December 20, 2010, the defendants moved to dismiss the Consolidated Complaint.
The Consolidated Complaint names as defendants us, each of the current members of our Board of Directors (Director Defendants), M&T, and MTB One, Inc (Merger Sub). It is brought on behalf of a putative class of our common stockholders and seeks a declaration that it is properly maintainable as a class action. The Consolidated Complaint alleges that the Director Defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the merger, and also alleges that M&T and Merger Sub aided and abetted those breaches of fiduciary duty. It further alleges that the Director Defendants improperly favored M&T and discouraged alternative bids by agreeing to the merger agreement’s no-solicitation provision, termination fee provision, and notification clause. In addition, the Consolidated Complaint claims that the consideration to be received by our common stockholders is inadequate and unfair. Finally, the Consolidated Complaint claims that the Form S-4 filed by defendants in connection with the merger omits material information. It alleges deficiencies in the descriptions of negotiations with interested parties, failure to disclose the identity of one financial advisor and the fees payable to all financial advisors, and failure to adequately explain the financial advisors’ valuation analyses. The Consolidated Complaint claims that, without this information, our stockholders cannot meaningfully determine whether or not to approve the merger.
The Consolidated Complaint seeks declaratory and injunctive relief to prevent the consummation of the merger, a constructive trust over any benefits improperly received by the defendants, and costs, including plaintiffs’ attorneys’ and experts’ fees.
We and M&T believe that the claims asserted are without merit and intend to defend vigorously against this lawsuit.

Wilmington Trust Corporation 2010 Form 10-K	144
Securities litigation
Between November 18, 2010, and December 10, 2010, four purported purchasers of our common stock filed lawsuits in the United States District Court for the District of Delaware captioned Pipefitters Local 537 Annuity Fund v. Wilmington Trust Corporation, et al., C.A. No. 10-990-LPS (D. Del.), Rooney v. Wilmington Trust Corporation, et al., C.A. No. 10-995-LPS (D. Del.), Elzagha v. Wilmington Trust Corporation, et al., C.A. No. 10-1020-LPS (D. Del.), and Lynch v. Wilmington Trust Corporation, et al., C.A. No. 10-1086 (D. Del.), which we refer to as the Lynch Lawsuit. One or more of the lawsuits asserted claims against us, certain of our current and former executive officers and directors, J.P. Morgan, and Keefe, Bruyette & Woods. All four lawsuits allege violations of Sections 10(b) and 20(a) of the 1934 Securities Exchange Act and Rule 10b-5 thereunder. One of the lawsuits also alleges violations of Section 11 of the 1933 Securities Act. All of the lawsuits allege that the defendants knowingly made materially false and misleading statements and omissions in press releases and securities filings regarding our loan loss provisions, reserves, and loan charge-offs. The complaints allege that these actions artificially inflated the price of our common stock, and that the stock price fell as a result of certain disclosures that allegedly revealed the purported misrepresentations. One of the lawsuits alleges that the defendants made false and materially misleading statements in the materials used in our February 23, 2010, offering of common stock. All of the lawsuits seek compensatory damages, interest, and costs, including attorneys’ and experts’ fees. On February 7, 2011, the plaintiff in the Lynch Lawsuit filed a Notice of Voluntary Dismissal voluntarily dismissing all claims against the defendants asserted in the Lynch Lawsuit.
On January 18, 2011, four groups of purported purchasers of our common stock filed motions in the United States District Court for the District of Delaware seeking to consolidate these four lawsuits and be appointed lead plaintiffs. As of the filing date of this report, the Court had not yet ruled on these motions.
We believe the claims asserted in these lawsuits are without merit and intend to defend vigorously against them.
ERISA litigation
On December 20, 2010, participants in the Wilmington Trust Thrift Savings Plan (the Plan) filed a lawsuit in the United States District Court for the District of Delaware captioned Outten, et al., v. Wilmington Trust Corporation, et al., C.A. No. 10-1114-SD (D. Del.) (Outten Lawsuit). On January 31, 2011, another participant in the Plan filed a lawsuit in the United States District Court for the District of Delaware captioned Gray v. Wilmington Trust Corporation, et al., C.A. No. 11-cv-00101-SD (D. Del.) (Gray Lawsuit). Both lawsuits name as defendants Wilmington Trust, Wilmington Trust Company, the Wilmington Trust Corporation Employee Benefits Committee (the Committee), and certain executive officers and employees who are alleged to have served on the Committee at some time from January 1, 2008, to the present for the Outten Lawsuit and from December 31, 2006 to December 31, 2010 for the Gray Lawsuit (the Class Periods). The Gray Lawsuit also names as defendant a former director and executive officer of Wilmington Trust.
These lawsuits are brought on behalf of a purported class of all participants and beneficiaries of the Plan whose Plan accounts were invested in our stock during the Class Periods. The complaints allege that the defendants violated the Employee Retirement Income Security Act (ERISA) by failing to act solely in the interest of the Plan’s participants and beneficiaries, and by failing to exercise the required skill and care in administering the Plan and its assets during the Class Periods. The complaints claim that the defendants allowed investment of the Plan’s assets in our common stock throughout the Class Period, despite the fact that the

Wilmington Trust Corporation 2010 Form 10-K	145
defendants knew, or should have known, that such investment was not a suitable investment in the Plan. The complaints further allege that the defendants failed to provide them with necessary information regarding Wilmington Trust’s financial condition, and that the defendants placed their own pecuniary interests above the interests of the Plan’s participants. The defendants also are alleged to have failed to share information regarding Wilmington Trust with the fiduciaries of the Plan and failed to monitor the fiduciaries.
These lawsuits seek declaratory and injunctive relief, damages in the form of Plan losses, and an award of attorneys’ fees.
We believe the claims asserted are without merit and intend to defend vigorously against these lawsuits.
As of March 1, 2011, other than the matters discussed above, we believed there were no other outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial condition.
15. Fair Value Measurement of Assets and Liabilities
In accordance with ASC 825, “Financial Instruments,” we disclose the estimated fair values of certain financial instruments, whether or not we recognize them at fair value in our Consolidated Statements of Condition. This note summarizes the methods and assumptions we use to estimate fair value.
Fair value generally is the exchange price on which a willing buyer and a willing seller would agree when market conditions are not distressed. Because of the uncertainties inherent in determining fair value, fair-value estimates may not be precise. Many of our fair-value estimates are based on highly subjective judgments and assumptions we make about market information and economic conditions. Changes in market interest rates or any of the assumptions underlying our estimates could cause our estimates to change significantly.
We measure the fair values of assets and liabilities in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a three-level hierarchy that prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities:
•	Level 1. Level 1 inputs are unadjusted quoted prices, such as NYSE closing prices, in active markets for identical assets. Level 1 is the highest priority in the hierarchy.

•	Level 2. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as other significant inputs that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates, and yield curves.

•	Level 3. Level 3 inputs are unobservable inputs. Typically, our own assumptions determine these inputs, since there is little, if any, related market activity. Level 3 is the lowest priority in the hierarchy.

Wilmington Trust Corporation 2010 Form 10-K	146
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
We base the fair-value estimates of our collateralized mortgage obligations and mortgage-backed debt securities on the quoted prices of similar issues. We base the fair-value estimates of our obligations of state and political subdivisions (municipal bonds) on the quoted prices of similar issues and index rates, taking into account any estimated prepayment rates. We then make sector spread, credit rating spread, and coupon structure spread adjustments to the quoted prices of these similar issues and index rates. We base the fair-value estimates of our government agency securities on the quoted price of the issue or, if this is not available, the quoted price of a similar issue. We base the fair-value estimates of our preferred stocks on the quoted prices of the stocks.
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

Wilmington Trust Corporation 2010 Form 10-K	147
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
For more information about our investment securities, read Note 7, “Investment securities,” in these financial statements.
FHLB and FRB stock. The fair value of FHLB and FRB stock is assumed to equal its cost basis, since the stock is nonmarketable but redeemable at its par value.
Derivative financial instruments. We base the fair-value estimates of derivative instruments on pricing models that use assumptions about market conditions and risks that are current as of the reporting date.
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
Most of the inputs we use to value our swap contracts are Level 2 inputs. For credit valuation adjustments, we use some Level 3 inputs, such as internal estimates of current credit spreads for our swap clients, to evaluate the likelihood of default by us and our counterparties. For more information about our use of derivatives, read Note 16, “Derivative and hedging activities,” in these financial statements.
At times, we may use interest rate swaps and floors, primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. In accordance with ASC 815, “Derivatives and Hedging,” the estimated fair values of these instruments represent the amounts we would have expected to receive or pay to terminate such agreements.
Loans. To determine the fair values of loans that are not impaired, we use discounted cash flow analyses, which we present net of the reserve for loan losses. In these analyses, we use discount rates that are similar to the interest rates and terms currently being offered to borrowers. For the December 31, 2010 fair values that are shown in the table below, we added risk premiums to the discount rates used for loans with watchlist or substandard-accruing ratings to reflect the uncertainty of the cash flows within these portfolios. These methodologies are consistent with the guidance in ASC 825-10-55-3, and we believe our disclosures provide fair values that are more indicative of an entry price. This technique does not contemplate an exit price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs

Wilmington Trust Corporation 2010 Form 10-K	148
due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to the specific characteristics of the loan or collateral.
Loans held for sale. The fair value of loans held for sale was determined based on third-party written offers, third-party broker estimates, or other means such as appraisal data.
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
carrying values and estimated fair values
As of December 31

	2010		2009
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

Financial assets:
Cash and due from banks	$153.5	$153.5	$202.9	$202.9
Short-term investments	2,121.8	2,121.8	180.5	180.5
Investment securities	588.7	588.2	860.5	849.4
FHLB and FRB stock	35.6	35.6	26.8	26.8
Loans, net of reserves	7,085.1	6,993.5	8,715.7	8,579.6
Loans held for sale	52.5	52.5	—	—
Interest rate swap contracts	40.1	40.1	45.0	45.0
Accrued interest receivable	20.8	20.8	66.9	66.9

Financial liabilities:
Deposits	$8,975.1	$9,053.1	$8,390.9	$8,459.5
Short-term borrowings	123.2	123.2	603.8	603.8
Interest rate swap contracts	41.8	41.8	45.7	45.7
Accrued interest payable	19.6	19.6	56.7	56.7
Long-term debt	595.0	630.6	442.9	432.2

Wilmington Trust Corporation 2010 Form 10-K	149
FAIR VALUES MEASURED ON A RECURRING BASIS
To determine fair values measured on a recurring basis at December 31, 2010:
•	We used Level 1 and Level 2 inputs for investment securities. To determine the proper level of detail for disclosure, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.
•	We used Level 2 inputs for interest rate swap contracts. Credit valuation adjustments did not significantly change the overall valuation of these contracts.
•	There were no transfers between Level 1 and Level 2 during 2010.
fair value of assets and liabilities measured on a recurring basis
As of December 31, 2010

	Quoted prices in
	active markets		Significant
	for identical	Significant other	unobservable
	instruments	observable inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment securities available for sale:
U.S. Treasury securities	$48.9	$—	$—	$48.9
Government agency securities	—	245.4	—	245.4
Obligations of state and political subdivisions	—	9.2	—	9.2
Collateralized mortgage obligations:
Secured by residential mortgages	—	27.2	—	27.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	145.4	—	145.4
Preferred stock:
Large financial institutions	—	1.5	—	1.5
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	4.5	—	4.5
Other marketable equity securities:
Mutual funds	—	3.0	—	3.0
Other	—	3.3	—	3.3

Total other marketable equity securities	—	6.3	—	6.3

Total investment securities available for sale	48.9	438.0	—	486.9
Interest rate swap contracts	—	40.1	—	40.1

Total assets	$48.9	$478.1	$—	$527.0

Liabilities:
Interest rate swap contracts	$—	$41.8	$—	$41.8

Total liabilities	$—	$41.8	$—	$41.8

Wilmington Trust Corporation 2010 Form 10-K	150
FAIR VALUES MEASURED ON A NONRECURRING BASIS
To determine fair values measured on a nonrecurring basis at December 31, 2010:
•	For loans, we used Level 2 or Level 3 inputs, consisting principally of third-party appraisals and the previously described techniques. Loan amounts are based mainly on the fair value of the loan’s collateral or the loan balance, whichever is lower. Typically, loans measured at fair value on a nonrecurring basis are loans for which we have recorded a partial charge-off in the current period. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included. Because an appraisal values the underlying collateral and not the specific loan, and because the real estate market is not consistent or active for all property types, we consider third-party appraisals to meet the definition of Level 2 inputs as described in ASC 820. Internal appraisals may be considered Level 2 or Level 3 inputs, depending on the factors used in the calculation. We make no adjustments to third-party appraised values, other than costs to sell, in estimating the fair value of the loans.
•	For loans held for sale, we used a Level 2 input consisting of either an offer price that a third party gave to us on these specific loans, a quote from a third-party broker, or other means, such as appraisal data.
•	For OREO, we used Level 2 or Level 3 inputs, which consist of appraisals or internal estimates of fair value. We record OREO on our balance sheet at the related loan balance or the fair value of the property, net of cost to sell, whichever is lower. We consider third-party appraisals to meet the definition of Level 2 inputs.
•	For TruPS, we used Level 2 and Level 3 inputs, as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We use input information, provided by third-party advisors and brokers in an internal model that considers liquidity and credit risk, to discount cash flow projections.
•	The fair value of goodwill for our affiliate money manager, RCM, and our Regional Banking segment are not included in the table below because they were written down to zero in the 2010 fourth quarter.
At December 31, 2010, all of our held-to-maturity (HTM) investment securities with fair values measured on a nonrecurring basis were OTTI TruPS. For more information about these securities, read Note 7, “Investment securities,” in these financial statements.
fair value of assets and liabilities measured on a nonrecurring basis
As of December 31

	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Loans	$0.8	$157.8	$120.9	$279.5
Loans held for sale	—	52.5	—	52.5
OREO	—	26.0	—	26.0
Investment securities held to maturity:
Pooled trust-preferred securities	—	—	30.7	30.7

Total assets	$0.8	$236.3	$151.6	$388.7

Liabilities	$—	$—	$—	$—

Wilmington Trust Corporation 2010 Form 10-K	151
16. Derivative and Hedging Activities
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
As of December 31, 2010, we had:
•	A total notional amount of $1.1 billion in interest rate swap contracts.
•	No other derivative instruments.
fair value of derivative instruments
As of December 31

(in millions)	2010	2009

Asset derivatives recorded in other assets:
Interest rate swap contracts	$40.1	$45.0

Total asset derivatives	$40.1	$45.0

Liability derivatives recorded in other liabilities:
Interest rate swap contracts	$41.8	$45.7

Total liability derivatives	$41.8	$45.7

Interest rate swaps
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
As of December 31, 2010 and 2009:
•	All of our interest rate swaps were associated with loans to commercial clients.
•	Most of our “mirror” counterparty swaps were in liability positions.
swaps associated with clients
As of December 31

(dollars in millions)	2010	2009

Notional amount of interest rate swap contracts with commercial borrowers	$542.2	$844.9
Notional amount of “mirror” swap contracts with counterparties	542.2	844.9

Total	$1,084.4	$1,689.8

Number of client swap contracts	121	145

Wilmington Trust Corporation 2010 Form 10-K	152
client swap contract gain/(loss) recognized in other noninterest income
As of December 31

(in millions)	2010	2009

Interest rate swap contracts in asset positions	$(5.0)	$(28.7)
Interest rate swap contracts in liability positions	3.9	28.8

Total	$(1.1)	$0.1

We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At December 31, 2010, we had $17.0 million of cash collateral posted with our counterparties, compared with $9.7 million at December 31, 2009. These balances are recorded in the “interest-bearing deposits in other banks” line of our statement of condition.
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,
2.	Thresholds defined in the swap contracts, and
3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
These credit risk contingent features include:
•	Cross-default provisions. The agreements with each of our non-client swap derivative counterparties contain cross-default provisions. If we were to default on certain obligations, independent of our swap obligations, then we also could be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call. The agreements with some of our non-client swap derivative counterparties contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.
•	Credit rating contingent features resulting in swap termination. The agreement with one of our non-client swap derivative counterparties contains a provision under which the counterparty could terminate the swap agreement if our credit ratings fall below investment grade.

Wilmington Trust Corporation 2010 Form 10-K	153
At December 31, 2010:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $41.8 million, for which we had posted collateral of $50.0 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $41.8 million. If all of our “mirror” swaps had terminated on December 31, 2010, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $41.9 million. At December 31, 2010, we had already posted $50.0 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $34.7 million. As of December 31, 2010, additional credit rating downgrades could have resulted in a maximum collateral call of $0.6 million. Subsequent to December 31, 2010, Standard & Poor’s lowered its credit ratings on Wilmington Trust Corporation and Wilmington Trust Company, which did not have a material effect on the amount of collateral we are required to post. For additional information about this, read Note 26, “Subsequent events,” in these financial statements.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.6 million, and no collateral was posted. If this swap had terminated on December 31, 2010, the credit rating-contingent feature could have required us to settle this arrangement at its termination value of $1.7 million.
•	During 2010, 4 swaps with a total notional value of $26.0 million were terminated when borrowers defaulted on their loans, resulting in $2.1 million of expense.
At December 31, 2009:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $45.6 million, for which we had posted collateral of $52.4 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $45.6 million. If all of our “mirror” swaps had terminated on December 31, 2009, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $46.0 million. At December 31, 2009, we had already posted $52.4 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $39.4 million. Additional credit rating downgrades could have resulted in a maximum collateral call of $4.0 million.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.2 million and no collateral was posted. If this swap had terminated on December 31, 2009, the credit rating contingent feature could have required us to settle this arrangement at its termination value of $1.3 million.
•	We had a $9.7 million receivable for cash collateral posted with our counterparties.

Wilmington Trust Corporation 2010 Form 10-K	154
Interest rate floors
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
We reclassified $6.6 million of this gain into income during 2010. During 2011, we expect to reclassify approximately $2.9 million of pretax net gains on discontinued cash flow hedges reported in accumulated other comprehensive income. If we add other hedges, the amount we actually recognize could differ from this estimate.
For more information about our derivative and hedging activities and how we account for them, read Note 3, “Summary of significant accounting policies,” Note 15, “Fair value measurement of assets and liabilities,” and Note 22, “Other comprehensive (loss)/income and accumulated other comprehensive loss,” in these financial statements.
17. Capital
Federal capital adequacy requirements. U.S. regulatory authorities establish capital adequacy requirements for banks and bank holding companies through guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The quantitative measures require us to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average quarterly assets.
Despite our equity offering during 2010, at December 31, 2010, all of our capital ratios were lower than at December 31, 2009 because our net loss for 2010 caused our capital to decrease. All of our regulatory capital ratios at December 31, 2010 and December 31, 2009 exceeded the minimums required by regulators for banks and bank holding companies to be considered well-capitalized. However, banking regulators also make qualitative judgments about the components of our capital, risk weightings, and other factors. Therefore, the well-capitalized minimum thresholds presented below are subject to change by our regulators, based on their view of our financial condition and circumstances. Subsequent to December 31, 2010, the OTS deemed Wilmington Trust FSB to be adequately capitalized and set targets for its future capital ratios. For additional information about this, read Note 26, “Subsequent events,” in these financial statements. Further declines in our capital ratios could result in formal regulatory actions, which could compromise our businesses.

Wilmington Trust Corporation 2010 Form 10-K	155
u.s. regulatory capital ratios

	Actual		Well-capitalized minimum
(dollars in millions)	Ratio	Amount	Ratio	Amount

As of December 31, 2010

Total capital (to risk-weighted assets)
Wilmington Trust Corporation	12.29%	$1,060.2	10.00%	$862.6
Wilmington Trust Company	10.59%	$807.2	10.00%	$762.6
Wilmington Trust FSB	13.34%	$150.7	10.00%	$113.0
Tier 1 capital (to risk-weighted assets)
Wilmington Trust Corporation	7.51%	$648.1	6.00%	$517.6
Wilmington Trust Company	9.28%	$707.5	6.00%	$457.5
Wilmington Trust FSB	12.04%	$136.1	6.00%	$67.8
Tier 1 leverage capital (to average assets)
Wilmington Trust Corporation	6.02%	$648.1	5.00%	$538.2
Wilmington Trust Company	7.61%	$707.5	5.00%	$464.8
Wilmington Trust FSB	7.32%	$136.1	5.00%	$92.9

As of December 31, 2009

Total capital (to risk-weighted assets)
Wilmington Trust Corporation	14.31%	$1,568.8	10.00%	$1,095.9
Wilmington Trust Company	11.39%	$1,127.4	10.00%	$989.7
Wilmington Trust FSB	12.11%	$174.5	10.00%	$144.1
Tier 1 capital (to risk-weighted assets)
Wilmington Trust Corporation	9.86%	$1,080.1	6.00%	$657.6
Wilmington Trust Company	10.11%	$1,001.1	6.00%	$593.8
Wilmington Trust FSB	10.85%	$156.4	6.00%	$86.5
Tier 1 leverage capital (to average assets)
Wilmington Trust Corporation	10.10%	$1,080.1	5.00%	$534.5
Wilmington Trust Company	10.64%	$1,001.1	5.00%	$470.4
Wilmington Trust FSB	7.06%	$156.4	5.00%	$110.8

Capital Purchase Program (CPP). Our capital at December 31, 2010 and December 31, 2009, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury (Treasury) under the CPP on December 12, 2008. Under our agreement with the Treasury, we sold 330,000 shares of Wilmington Trust Series A cumulative perpetual preferred stock to the Treasury, and issued warrants to the Treasury to purchase up to 1,856,714 shares of our common stock. We sold the preferred stock and the warrants to the Treasury in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. We subsequently registered the resale of the preferred stock and warrants, and the common stock underlying the warrants, with the SEC on January 12, 2009.
We allocated the proceeds of this sale to the preferred stock and warrants in proportion to their estimated fair values and recorded those amounts in stockholders’ equity. We recorded the Series A preferred stock at a net amount of $321.5 million, with a discount of $8.5 million that will be amortized into retained earnings until 2013. We recorded the warrants at $8.5 million. We amortized $1.7 million and $1.8 million of the discount into retained earnings during 2010 and 2009, respectively. The amount of the Series A preferred stock recorded in stockholders’ equity was $325.0 million at December 31, 2010.
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

Wilmington Trust Corporation 2010 Form 10-K	156
The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock in terms of dividend payments and distributions upon liquidation, dissolution, and winding up of the Company. This preferred stock will earn a dividend of 5% annually until 2013, and 9% annually thereafter, as long as it is outstanding. We were directed by our regulators not to pay this dividend without their prior approval. Subsequent to year-end, our regulators approved the payment of our 2011 first quarter preferred stock dividend.
As long as this Series A preferred stock is outstanding, we must pay in full all accrued and unpaid dividends on it before we may declare or pay dividends on our common stock or repurchase shares of our common stock. In addition, we must have the Treasury’s consent in order to pay a quarterly cash dividend on common shares above $0.345 per common share. This consent is subject to limited exceptions and applies until December 12, 2012, or until neither the Treasury nor any of its affiliates owns the Series A stock, whichever occurs first.
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
Common stock dividend payments. At the direction of our regulators, our Board of Directors did not declare a dividend on our common stock for the 2010 third or fourth quarters. In addition, our ability to pay dividends on our common stock is limited by several other regulatory restrictions, our merger agreement with M&T, and our own prudent capital management policies, as follows:
•	As noted above, our ability to pay dividends is restricted because of our participation in the CPP.
•	We agreed with our regulators that Wilmington Trust Company will not pay dividends to us without prior written approval from our regulators if such dividends would reduce its regulatory capital ratios below the minimum levels required for it to remain well capitalized under the applicable regulatory capital standards, or below the minimum levels required under its internal capital plan, whichever are higher.
•	We also agreed with the OTS that WTFSB will not pay dividends to us without OTS approval.
•	Our merger agreement generally prohibits us from paying dividends without M&T’s consent.
•	Our policy is not to pay dividends that would cause our regulatory capital ratios to fall below the levels required for us to qualify as a well-capitalized financial institution.
•	The Federal Reserve’s policy is that a bank holding company should not pay dividends unless its prospective earnings retention rate is consistent with its capital needs, asset quality, and overall financial condition, or its net income for the past four quarters, net of dividends paid, is sufficient to fund the dividends fully.
•	Our ability to pay dividends is limited by Delaware law, which permits corporations to pay dividends out of surplus capital only. Historically, the surplus capital from which we have paid dividends has come from our wholly owned primary banking subsidiary, Wilmington Trust Company, and from another wholly owned subsidiary, Rodney Square Management Corporation.

Wilmington Trust Corporation 2010 Form 10-K	157
At-the-market equity offering. In March 2010, we completed an underwritten public offering of 21,706,250 shares of common stock. The offering priced at $13.25 per share and raised $274.0 million, net of $13.7 million of underwriting discounts and commissions. The proceeds qualify as both tangible common equity and regulatory Tier 1 capital.
Other capital adequacy requirements. A group of bank regulatory authorities from the United States and multiple other nations, known as the Basel Committee on Banking Supervision (Basel Committee), published Basel III in September 2010, as a comprehensive set of reform measures that aimed to strengthen the regulation, supervision, and risk management of the banking sector. These measures aim to improve the banking sector’s ability to absorb shocks arising from financial and economic stress, improve risk management and governance, and strengthen banks’ transparency and disclosures. The reform, among other things, requires banks to maintain higher capital ratios and a “capital conservation buffer” in excess of the required ratios. The measures will be phased in incrementally between 2013 and 2019. The ultimate impact of the new requirements cannot be determined at this time and will depend on a number of factors, including treatment and implementation by U.S. banking regulators.
18. Related Party Transactions
Our banks make loans to officers, directors, and associates of our company and our affiliates in the ordinary course of business. We make these loans in a manner consistent with sound banking practices. We do not consider the credit risk associated with these loans to be any greater or any less than the credit risk we assume in the ordinary course of making loans.
loans to related parties
As of December 31

(in millions)	2010	2009

Total loans to related parties	$65.8	$61.7
Loan additions	$24.9	$49.5
Loan payments received	$19.8	$44.6
Other changes	$(1.0)	$0.7

The amounts recorded as other changes reflect loan additions and payments of retired and newly-elected executive officers and directors.
19. Pension and Other Postretirement Benefits
This Note summarizes the status of our pension plan, supplemental executive retirement plan (SERP), postretirement health care and life insurance benefits plan (collectively, our retirement benefit plans), and our thrift savings plan.
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
To set the 2010 and 2009 discount rate for each plan, we used a method that matched projected payouts from each plan with a zero-coupon AA-rated bond yield curve. We constructed this yield curve from the underlying bond price and yield data as of December 31,

Wilmington Trust Corporation 2010 Form 10-K	158
2010, and included a series of annualized individual discount rates with durations ranging from 6 months to 30 years. Each discount rate in the curve was derived from AA-rated bonds with upper median yields for 2010. These individual discount rates then were converted into a single equivalent discount rate. This process was repeated separately for each plan.
Actuarial gains and losses for our retirement plans include assumptions we make according to how our actual experience differs from what we expected. These assumptions include gains and losses from asset returns, changes in required discount rates, and those caused by demographic characteristics such as mortality, retirement, termination rates, and other factors. We review these assumptions periodically. Current unamortized losses exist in all three of our retirement plans, due mainly to asset losses in the pension plan in past years and decreases in the discount rate from prior periods. We use the corridor method to amortize these losses. Accumulated losses that exceed 10% of liabilities (or assets, if greater) are amortized over the future average working lifetime of the population (9 to 15 years) as a component of periodic benefit expense. For 2010, these amounts were $1.5 million for the pension plan, $1.3 million for the SERP, and $0.8 million for the postretirement benefits plan.
weighted average assumptions used to determine retirement benefit obligations
As of December 31

					Postretirement
	Pension benefits		SERP benefits		benefits

	2010	2009	2010	2009	2010	2009

Discount rate	6.00%	6.30%	5.90%	6.15%	5.40%	5.60%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	—	—

changes to assumptions used to determine retirement benefit obligations
As of December 31, 2010

	Pension	SERP	Postretirement
(in millions)	benefits	benefits	benefits

Gain/(loss) due to change in the discount rate	$10.9	$1.3	$1.7
Gain/(loss) due to change in return on assets	$(1.6)	$—	$—

Our net periodic benefit expense for 2011 will reflect these changes.
excess/(shortfall) of retirement plan assets compared to plan obligations
As of December 31

	Pension benefits		SERP benefits		Postretirement benefits
(in millions)	2010	2009	2010	2009	2010	2009

Fair value of plan assets	$253.6	$237.8	$—	$—	$—	$—
Projected benefit obligation	256.3	229.0	42.7	42.2	—	—

Funded status (difference)	$(2.7)	$8.8	$(42.7)	$(42.2)	$—	$—

Fair value of plan assets	$253.6	$237.8	$—	$—	$—	$—
Accumulated benefit obligation	230.3	203.7	35.0	31.8	31.5	29.4

Funded status (difference)	$23.3	$34.1	$(35.0)	$(31.8)	$(31.5)	$(29.4)

Wilmington Trust Corporation 2010 Form 10-K	159
changes in the net projected retirement plan benefit obligation and assets
As of December 31

	Pension benefits		SERP benefits		Postretirement benefits
(in millions)	2010	2009	2010	2009	2010	2009

Net projected benefit obligation at start of year	$229.0	$218.6	$42.2	$32.6	$29.4	$27.7
Service cost	12.4	11.8	1.4	1.1	0.6	0.5
Interest cost	14.1	13.3	2.6	2.2	1.6	1.8
Plan participants’ contributions	—	—	—	—	0.4	0.4
Actuarial loss/(gain)	8.9	(6.6)	(3.5)	6.9	2.4	2.1
Gross benefits paid	(8.1)	(8.1)	(0.6)	(0.6)	(2.9)	(3.1)
Change in plan provisions	—	—	0.6	—	—	—

Net projected benefit obligation at end of year	$256.3	$229.0	$42.7	$42.2	$31.5	$29.4

Fair value of plan assets at start of year	$237.8	$177.7	$—	$—	$—	$—
Actual return on plan assets	23.9	28.2	—	—	—	—
Employer contributions	—	40.0	0.6	0.6	2.5	2.7
Plan participants’ contributions	—	—	—	—	0.4	0.4
Gross benefits paid	(8.1)	(8.1)	(0.6)	(0.6)	(2.9)	(3.1)

Fair value of plan assets at end of year	$253.6	$237.8	$—	$—	$—	$—

Funded status at end of year	$(2.7)	$8.8	$(42.7)	$(42.2)	$(31.5)	$(29.4)

net amounts recognized in the consolidated statements of condition
As of December 31

	Pension benefits		SERP benefits		Postretirement benefits
(in millions)	2010	2009	2010	2009	2010	2009

Assets	$—	$8.8	$—	$—	$—	$—
Liabilities	2.7	—	42.7	42.2	31.5	29.4

Net amount recognized at year-end	$(2.7)	$8.8	$(42.7)	$(42.2)	$(31.5)	$(29.4)

components of the net amount recognized in the consolidated statements of condition
As of December 31

	Pension benefits		SERP benefits		Postretirement benefits
(in millions)	2010	2009	2010	2009	2010	2009

Prepaid/(accrued) benefit cost	$77.6	$83.4	$(30.2)	$(25.1)	$(29.2)	$(30.6)

Net asset/(liability) recognized	77.6	83.4	(30.2)	(25.1)	(29.2)	(30.6)
Accumulated other comprehensive (loss)/income	(80.3)	(74.6)	(12.5)	(17.1)	(2.3)	1.2

Net amount recognized at year-end	$(2.7)	$8.8	$(42.7)	$(42.2)	$(31.5)	$(29.4)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost/(credit)	$0.1	$0.1	$1.0	$0.8	$(14.5)	$(16.5)
Net loss	80.2	74.5	11.5	16.3	16.8	15.3

Total	$80.3	$74.6	$12.5	$17.1	$2.3	$(1.2)

Wilmington Trust Corporation 2010 Form 10-K	160
other changes in retirement plan assets and benefit obligations recognized in other comprehensive (loss)/income
As of December 31

	Pension benefits		SERP benefits		Postretirement benefits
(in millions)	2010	2009	2010	2009	2010	2009

Prior service cost	$—	$—	$0.6	$—	$—	$—
Net loss/(gain)	7.2	(16.1)	(3.5)	6.9	2.4	2.1
Amortization of prior service cost	—	—	(0.3)	(0.3)	1.9	1.9
Amortization of net (gain)	(1.5)	(1.9)	(1.3)	(0.8)	(0.8)	(0.7)

Total recognized in other comprehensive (loss)/income	$5.7	$(18.0)	$(4.5)	$5.8	$3.5	$3.3

Change in liability included in other comprehensive (loss)/income	$(5.7)	$18.0	$4.5	$(5.8)	$(3.5)	$(3.3)

net periodic retirement benefit expense we expect to record in 2011

	Pension	SERP	Postretirement
(in millions)	benefits	benefits	benefits

Component of accumulated other comprehensive (loss)/income:
Expected 2011 amortization of prior service cost	$—	$0.4	$(1.9)
Expected 2011 amortization of net loss	$3.0	$0.9	$0.9

weighted average assumptions used to determine the net periodic benefit expense
As of December 31

	Pension benefits			SERP benefits			Postretirement benefits
(dollars in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Weighted average assumptions used to determine net periodic benefit expense:
Discount rate	6.30%	6.20%	6.50%	6.15%	6.50%	6.50%	5.60%	6.75%	6.30%
Expected return on plan assets	8.50%	8.50%	8.50%	—%	—%	—%	—%	—%	—%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	—%	—%	—%

Components of net periodic benefit cost:
Service cost	$12.4	$11.8	$9.8	$1.4	$1.1	$0.8	$0.6	$0.5	$1.2
Interest cost	14.2	13.3	12.2	2.6	2.1	1.7	1.6	1.8	2.6
Expected return on plan assets	(22.3)	(18.6)	(18.0)	—	—	—	—	—	—
Amortization of transition obligation/ (asset)	—	—	—	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	0.3	0.3	0.3	(1.9)	(1.9)	(0.5)
Recognized actuarial loss	1.5	1.9	0.5	1.4	0.8	0.3	0.8	0.7	0.8

Net periodic benefit cost	$5.8	$8.4	$4.5	$5.7	$4.3	$3.1	$1.1	$1.1	$4.1

plan contributions expected in 2011

	Pension	SERP	Postretirement
(in millions)	benefits	benefits	benefits

Expected employer contributions	$—	$1.0	$2.9
Expected employee contributions	$—	$—	$0.7

Under Internal Revenue Service rules, we are not required to contribute to the pension plan in 2011. We may make voluntary contributions based on corporate cash and tax strategies.

Wilmington Trust Corporation 2010 Form 10-K	161
estimated future benefit payments based on current assumptions
As of December 31

	Pension	SERP	Postretirement
(in millions)	benefits	benefits	benefits

2011	$8.9	$1.0	$2.9
2012	$9.6	$1.3	$2.8
2013	$10.6	$1.7	$2.6
2014	$11.8	$2.5	$2.5
2015	$12.6	$2.6	$2.4
2016 - 2020	$82.8	$15.3	$10.9

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
pension plan discount rate and asset return assumptions
As of December 31

		Increase/(decrease)	Increase/(decrease)
(dollars in millions)	Change	in liabilities	in expense

Gain/(loss) due to increase in the discount rate	+0.25%	$(9.2)	$(1.3)
Gain/(loss) due to increase in return on assets	+0.25%	$—	$(0.7)
Gain/(loss) due to increase in salary	+0.25%	$1.1	$0.3

Our Benefits Administration Committee is responsible for determining and reviewing the investment policy for the pension plan, and for overseeing its assets. The Committee conducts quarterly reviews of performance, asset allocation, and due diligence performed on new investment managers. Strategic and tactical asset allocation decisions made in the plan are consistent with recommendations made by the Wilmington Trust Investment Strategy Team.

Wilmington Trust Corporation 2010 Form 10-K	162
Our pension plan investment policy is to:
•	Grow assets at an average annual rate that exceeds the actuarially assumed expected rate of return in order to keep pace with future obligations.
•	Show positive returns after inflation.
•	Provide liquidity for benefit payments to retired plan participants.
•	Achieve the target growth rate with a moderate level of risk.
We manage the associated investment risk by diversifying the plan’s assets broadly, performing due diligence on active managers we engage, and monitoring all of the plan’s assets. The plan’s assets are diversified by asset class, investment style, economic sector, industry sector, and issuer.
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
These indices include, in addition to the Standard & Poor’s 500 Index and the Barclays Capital Government/Credit Index, the Standard & Poor’s Mid Cap 400 Index, the Russell 2000 Index, the MSCI EAFE Index (Europe, Australasia, Far East), and the National Association of Real Estate Investment Trusts (NAREIT) Index. For hedge funds, we seek returns that exceed an index that blends the HFRI Fund of Funds Composite Index and the HFRI Fund of Funds Conservative Index.
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
Some of our pension plan assets are invested in the equity and fixed-income portfolios of the Wilmington Funds, which our subsidiary, WTIM, manages. Plan assets invested in these funds totaled $127.5 million and $87.7 million at December 31, 2010 and 2009, respectively.

Wilmington Trust Corporation 2010 Form 10-K	163
Equity securities. We use equity securities to provide capital growth over the long term to fund future benefit payments. The plan’s equity investments include large-cap, small-cap, and developed market international common stocks, which are invested in separate accounts, mutual funds, and/or exchange-traded funds. We use tactical rebalancing strategies within equity asset classes, and between value and growth investment styles, in order to capture mispricing opportunities that exist. At December 31, 2010, the plan’s exposure to equities was 24% in large-cap U.S. common stocks, 3% in small-cap U.S. common stocks, and 16% in developed market international common stocks.
Debt and other fixed income securities. We use debt and other fixed-income securities to generate short-term liquidity, provide predictable income, and diversify plan assets. These securities include U.S. Treasury securities, U.S. government agency securities, corporate securities, cash, and money market funds. At December 31, 2010, the plan’s exposure to these investments was 3% in U.S. Treasury securities, 4% in U.S. government agency securities, 9% in corporate debt securities, 7% in investment grade bond mutual funds, 6% in high-yield bond mutual funds, and 1% in cash and money market mutual funds.
Real asset securities. We use real asset securities to protect plan assets from unanticipated inflation. We invest in real asset securities via real asset mutual funds that invest primarily in inflation-protected securities, real-estate related securities, commodity/natural resource-related securities, and limited partnerships. At December 31, 2010, the plan’s exposure to real asset securities was 5% in real asset mutual funds and 1% in private real estate.
Alternative investments. These include hedge fund investments and private equity. We use hedge funds to diversify plan assets, provide downside protection, and improve risk-adjusted returns. The low- and moderate-volatility hedge funds we use include long/short, event driven, and arbitrage strategies. We implement these strategies via a fund-of-funds approach. We use private equity to enhance the long-term returns on plan assets. The plan’s private equity investments include both single-strategy and fund-of-funds investments. At December 31, 2010, the plan’s exposure to alternative investments was 9% in low-volatility hedge funds, 9% in moderate-volatility hedge funds, and 3% in private equity.
FAIR VALUE OF PLAN ASSETS
In accordance with ASC 715, “Compensation — Retirement Benefits,” we are required to disclose the estimated fair values of the pension plan’s assets. We measure the fair values of the plan’s assets in accordance with ASC 820, “Fair Value Measurements and Disclosures.” For information on fair value measurement under ASC 820, read Note 15, “Fair value measurement of assets and liabilities,” in this report. The following discussion summarizes how we determine fair value and the inputs we use to calculate fair value.
Common stock, mutual funds, REITs, and U.S. Treasury securities. The plan’s common stock, REITs, exchange traded mutual funds, and U.S. Treasury holdings are valued at the closing price reported on the active market on which the securities are traded. The plan’s open-ended mutual fund holdings are valued at the fund’s net asset value.
U.S. government agency securities and corporate bonds. To determine the fair values of the plan’s U.S. government agency and corporate debt, we generally draw parallels from the trades and quotes of securities with similar features.

Wilmington Trust Corporation 2010 Form 10-K	164
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
fair value of pension plan assets
As of December 31, 2010

	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$2.1	$—	$—	$2.1
Equity securities:
U.S. large-cap equity	60.3	—	—	60.3
U.S. small-cap equity	8.7	—	—	8.7
Developed international equity	40.0	—	—	40.0

Total equity securities	109.0	—	—	109.0
Real asset securities:
Real asset mutual funds	12.2	—	—	12.2
Private real estate	—	—	3.6	3.6

Total real asset securities	12.2	—	3.6	15.8
Debt and other fixed income securities:
U.S. Treasury securities	8.3	—	—	8.3
U.S. government agency securities	—	9.9	—	9.9
Corporate bonds	—	23.5	—	23.5
Investment-grade bond funds	18.2	—	—	18.2
High yield bond funds	16.4	—	—	16.4

Total debt and other fixed income securities	42.9	33.4	—	76.3
Other types of investments:
Low-volatility hedge funds	2.1	—	19.4	21.5
Moderate-volatility hedge funds	—	—	22.2	22.2
Private equity funds	—	—	6.7	6.7

Total other types of investments	2.1	—	48.3	50.4

Total pension plan assets	$168.3	$33.4	$51.9	$253.6

Wilmington Trust Corporation 2010 Form 10-K
fair value measurements using significant unobservable inputs (level 3)
As of December 31

	Beginning		Purchases,		Ending
	balance at	Actual return	settlements,	Transfers in	balance at
(in millions)	January 1, 2010	on plan assets	and sales	and out	December 31, 2010

Private real estate	$4.4	$(0.8)	$—	$—	$3.6
Low volatility hedge funds	17.6	1.8	—	—	19.4
Moderate volatility hedge funds	20.9	1.3	—	—	22.2
Private equity funds	5.8	0.5	0.4	—	6.7

Total	$48.7	$2.8	$0.4	$—	$51.9

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
SUPPLEMENTAL EXECUTIVE RETIRMENT PLAN (SERP)
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
serp discount rate and asset return assumptions
As of December 31

		Increase/(decrease)	Increase/(decrease)
(dollars in millions)	Change	in liabilities	in expense

Gain/(loss) due to increase in the discount rate	+0.25%	$(1.3)	$(0.2)
Gain/(loss) due to increase in return on assets	+0.25%	$—	$—
Gain/(loss) due to increase in salary	+0.25%	$0.5	$0.1

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
assumptions used to calculate the accumulated postretirement benefit obligation
As of December 31

	2010	2009

Health care cost trend rate assumed	9%	10%
Pace at which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year when the assumed cost trend rate reaches the ultimate trend rate	2015	2015

Wilmington Trust Corporation 2010 Form 10-K
assumptions used to calculate the net periodic benefit expense of the postretirement benefit obligation
As of December 31

	2010	2009

Health care cost trend rate assumed	10%	9%
Pace at which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year when the assumed cost trend rate reaches the ultimate trend rate	2015	2013

postretirement benefits plan discount rate assumption
As of December 31

		Increase/(decrease)	Increase/(decrease)
(dollars in millions)	Change	in liabilities	in expense

Gain/(loss) due to increase in the discount rate	+ 0.25%	$(0.7)	$—

effect on postretirement health care benefits of a 1% change in the assumed health care trend rate
As of December 31

(in millions)	1% increase	1% decrease

Effect on total service and interest components of net periodic health care benefit expense	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.3	$(1.2)

THRIFT SAVINGS PLAN
We have a defined contribution thrift savings plan that covers all full-time staff members who elect to participate in it. Eligible staff members may contribute from 1% to 25% of their annual base pay, up to a maximum of $16,500 per year. We match each $1.00 a staff member contributes with a $0.50 cash contribution, up to the first 6% of each staff member’s annual base pay. We contributed $4.8 million, $5.1 million, and $4.9 million to this plan in 2010, 2009, and 2008, respectively.
20. Stock-based Compensation Plans
The Compensation Committee and the Select Committee of our Board of Directors administer four stock-based compensation plans:
•	Long-term incentive plan. Our current long-term incentive plan, which was approved by stockholders on April 22, 2009, permits us to grant incentive common stock options, nonstatutory common stock options, restricted common stock, and other awards of common stock to officers, other key staff members, directors, and advisory board members. Under this plan and its predecessors, the exercise price of each option equals the last sale price of our common stock on the date of the grant; options are typically subject to a cliff vesting period, which is normally three years (or such other term as our Compensation Committee or Select Committee may determine); and options have a maximum term of 10 years. Under our merger agreement with M&T, we cannot grant stock options without M&T’s prior consent.
•	Executive incentive plan. Our current executive incentive plan, which was approved by stockholders on April 22, 2009, authorizes cash bonuses and issuances of up to 300,000 shares of our common stock with a par value of $1.00 per share. The stock awards we have granted under this plan are for restricted stock and are subject to vesting at the sole discretion of the Compensation Committee. Recent grants typically have vested over a three- or four-year period. Under our merger agreement with M&T, we cannot grant stock awards without M&T’s prior consent.

Wilmington Trust Corporation 2010 Form 10-K
•	Employee stock purchase plan (ESPP). Under the current ESPP, which stockholders approved on April 17, 2008, substantially all staff members may purchase our common stock at the beginning of the stock purchase plan year through payroll deductions of up to 10% of their annual base pay, or $21,250, whichever is less. Plan participants may terminate their participation at any time. The price per share is 85% (or such greater percentage as our Compensation Committee may determine) of the stock’s fair market value at the beginning of the plan year.
•	Directors’ deferred fee plan. Our directors may elect to defer receipt of the cash portion of their directors’ fees until they retire from the Board. A director may elect to earn a yield on the deferred cash portion based on yields Wilmington Trust Company pays on certain deposit products and/or changes in the price of our common stock (including dividends). Choosing the latter creates phantom shares. As of December 31, 2010 and 2009, the fair value of phantom shares granted under the deferral plan was $0.2 million and $0.6 million, respectively. For more information about our directors’ compensation, read Item 11, “Executive Compensation,” in this report.
We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation.” The table below shows the effects of stock-based awards, in total, in our Consolidated Statements of Income.
effects of stock-based compensation
As of December 31

(in millions)	2010	2009	2008

Compensation expense:
Stock options	$2.2	$3.4	$5.4
Restricted stock	0.5	1.6	2.6
ESPP	0.7	0.6	—

Total compensation expense	$3.4	$5.6	$8.0
Tax benefit [1]	1.0	0.8	2.8
Net income effect	$2.4	$4.8	$5.2

[1]	Deferred tax assets related to the tax benefit shown is offset by a valuation allowance.
The common shares we issue as stock-based compensation come from our treasury, which held approximately 8.8 million shares at December 31, 2010. This is more than adequate to meet the share requirements of our current stock-based compensation plans.
STOCK OPTION VALUATION
When determining the value of stock options granted, we segregate the awards into two groups: one group for designated senior managers and one for all other staff members. We do this because senior managers tend to hold their options longer than other staff members do. Compared to options held for a short amount of time, options held for longer periods are likely to incur greater degrees of volatility in share price and, therefore, greater degrees of volatility in valuation. Segregating option awards into these two groups lets us:
•	Base the value of the options on the amount of time that typically lapses between when options are granted and when they are exercised.
•	Apply different forfeiture rates for each group.
•	Calculate valuation estimates more precisely.

Wilmington Trust Corporation 2010 Form 10-K
stock option valuation assumptions
As of December 31

	2010	2009	2008

Risk-free interest rate	1.52 - 3.72%	2.11 - 3.35%	2.49 - 3.64%
Volatility of the Corporation’s common stock	34.06 - 47.32%	29.86 - 42.09%	13.71 - 17.86%
Expected dividend yield	0.39 - 2.96%	5.06 - 8.67%	3.85 - 4.34%
Expected life of options	4.6 - 8.7 years	4.9 - 8.6 years	4.7 - 8.2 years

For the valuation assumptions in the table above:
•	We used the Black-Scholes valuation method.
•	The risk-free interest rate was the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.
•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
Stock-based compensation expense for incentive stock options and the ESPP affects our income tax expense and effective tax rate, because we are not allowed a tax deduction unless the award recipient or ESPP subscriber makes a disqualifying disposition upon exercise. As a participant in the CPP, we may not deduct compensation of more than $500,000 paid to any named executive officer identified in Item 11 of this report for any year in which the U.S. Treasury holds any debt or equity security we issued under the CPP.
LONG-TERM INCENTIVE PLANS (LTIPS)
When stock-based LTIP awards vest, we adjust both retained earnings and stock-based compensation expense to reflect actual forfeitures that occurred prior to the vesting date. When option recipients exercise awards made under LTIPs, we issue shares and record the proceeds as additions to capital.
long-term incentive plan options exercised
For the year ended December 31

(dollars in millions)	2010	2009	2008

Number of common stock options exercised	—	—	219,219
Total intrinsic value of options exercised	$—	$—	$0.6
Cash received from options exercised	$—	$—	$5.1
Tax benefit realized from tax deductions for options exercised	$—	$—	$0.2

Wilmington Trust Corporation 2010 Form 10-K
long-term incentive plan option activity
For the year ended December 31, 2010

	Common	Weighted	Weighted average	Aggregate
	stock	average	remaining	intrinsic value
	options	exercise price	contractual term	(in millions) [1]

Options outstanding at January 1, 2010	7,432,171	$31.67
Options granted	723,000	$12.86
Options exercised	—	$—
Options expired	(651,917)	$30.21
Options forfeited	(369,466)	$20.60

Options outstanding at December 31, 2010	7,133,788	$30.48	5.0 years	$—

Options exercisable at December 31, 2010	4,738,598	$36.21	3.5 years	$—

[1]	At December 31, 2010, the closing price of our common stock was $4.34, which was less than the strike price for all exercisable options and most other options.
UNVESTED STOCK OPTIONS
At December 31, 2010, total unrecognized compensation cost related to unvested common stock options was $3.0 million, which we expect to record over a weighted average period of 1.1 years. Unvested stock options will be cancelled for no consideration upon the consummation of our merger with M&T. If the merger is consummated, we expect our future expense related to these options to be zero.
fair value of unvested common stock options
For the year ended December 31

(in millions)	2010	2009	2008

Weighted average fair value at grant date	$4.55	$1.32	$2.95

RESTRICTED STOCK GRANTS
We have made restricted stock grants under our executive incentive and long-term incentive plans. When restricted stock recipients forfeit their shares before these awards vest, we:
•	Reacquire the shares, hold them in our treasury, and use them to grant new awards.
•	Adjust stockholders’ equity and stock-based compensation expense to reflect these forfeitures.
We measure the fair value of restricted common stock by its last sale price on the date of the restricted stock grant. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In 2010, we recorded $0.5 million of expense for restricted stock grants. At December 31, 2010, total unrecognized compensation cost related to restricted stock grants was $3.2 million, which we expect to record over a weighted average period of 1.1 years.
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

Wilmington Trust Corporation 2010 Form 10-K
Restricted stock awarded to certain officers since we became a participant in the CPP does not vest until the stated vesting period or until the U.S. Treasury no longer holds any debt or equity securities we issued under the CPP, whichever is later. In addition, under other regulatory restrictions to which we are subject, restricted stock may not vest upon retirement without prior approval of our regulators. Further, most unvested restricted stock awards are scheduled to vest upon or immediately following consummation of our merger with M&T.
restricted stock activity
For the year ended December 31, 2010

		Weighted average
	Number of	fair value at
	shares	grant date

Restricted shares outstanding at January 1, 2010	417,009	$18.36
Restricted shares granted	146,220	$14.07
Restricted shares vested	(45,602)	$21.22
Restricted shares forfeited	(59,545)	$27.53

Restricted shares outstanding at December 31, 2010	458,082	$15.51

value of restricted shares vested
For the year ended December 31

(in millions)	2010	2009	2008

Total value of shares vested	$1.0	$1.2	$0.9

Wilmington Trust Corporation 2010 Form 10-K	171
EMPLOYEE STOCK PURCHASE PLAN (ESPP)
For the ESPP, we base stock-based compensation expense on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value of these options. For the year ended December 31, 2010, the total recognized compensation cost related to the ESPP was $0.7 million. Because the ESPP plan is scheduled to terminate prior to consummation of our merger with M&T, we expect our future expense related to this plan to be zero. The cash flow from shares issued under these subscriptions was $2.8 million for 2010, $50 thousand for 2009, and $0.6 million for 2008.
espp activity

	Shares reserved for	Subscriptions	Price per
	future subscriptions	outstanding	share

Balance at January 1, 2008	408,875	93,992
New plan appropriation	800,000	—
Forfeitures	78,849	(78,849)	$36.64
Shares issued	—	(15,143)	$36.64
Expiration of 2004 plan	(487,724)	—
Subscriptions entered into on June 1, 2008	(116,076)	116,076	$27.67
Forfeitures	25,918	(25,918)	$27.67

Balance at January 1, 2009	709,842	90,158
Forfeitures	88,360	(88,360)	$27.67
Shares issued	—	(1,798)	$27.67
Subscriptions entered into on June 1, 2009	(285,745)	285,745	$12.67
Forfeitures	34,602	(34,602)	$12.67

Balance at January 1, 2010	547,059	251,143
Forfeitures	26,881	(26,881)	$12.67
Shares issued	—	(224,262)	$12.67
Subscriptions entered into on June 1, 2010	(217,119)	217,119	$12.45
Forfeitures	154,798	(154,798)	$12.45

Balance at December 31, 2010	511,619	62,321

Wilmington Trust Corporation 2010 Form 10-K	172
21. Income Taxes
We had a $292.2 million valuation allowance against our deferred tax asset at December 31, 2010, which affected our income tax expense and effective tax rate. Our income tax expense for 2010 included income tax expense of $289.7 million related to the establishment of this allowance. Excluding the effect of the valuation allowance, our effective tax rate for 2010 would have been 35.6%.
reconciliation of statutory income tax to income tax (benefit)/expense
For the year ended December 31

(in millions)	2010	2009	2008

Loss before income taxes and noncontrolling interest	$(667.6)	$(39.7)	$(25.1)
Less: net income attributable to noncontrolling interest	0.9	1.2	0.5
Less: foreign income before taxes	7.0	6.0	3.5

Domestic loss before taxes, less noncontrolling interest	$(675.5)	$(46.9)	$(29.1)

Income tax at statutory rate of 35%	(236.4)	(16.4)	(10.2)
Tax effect of tax-exempt and dividend income	(1.0)	(1.6)	(2.2)
Stock-based compensation expense	0.3	(3.8)	3.8
State taxes, net of federal tax benefit	(6.2)	(0.3)	(4.0)
Valuation allowance	289.7	(2.0)	2.7
Change in unrecognized tax benefits	0.3	(3.0)	4.9
State rate changes	(1.5)	(1.7)	(1.0)
Tax credits	(1.6)	(1.0)	(0.9)
Other	8.0	(6.7)	4.9

Total income taxes	$51.6	$(36.5)	$(2.0)

Current income taxes:
Federal taxes	$(128.9)	$(19.3)	$96.6
State taxes	1.4	(7.8)	11.2
Foreign taxes	1.8	1.4	0.4

Total current income taxes	$(125.7)	$(25.7)	$108.2
Deferred income taxes:
Federal taxes	$163.0	$(8.5)	$(101.2)
State taxes	14.3	(2.3)	(9.0)

Total deferred income taxes	$177.3	$(10.8)	$(110.2)

Total income tax expense/(benefit)	$51.6	$(36.5)	$(2.0)

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

Wilmington Trust Corporation 2010 Form 10-K	173
significant components of deferred tax liabilities and assets
As of December 31

(in millions)	2010	2009

Deferred tax liabilities:
Partnerships	$70.3	$70.2
Pension and SERP	18.5	21.1
Accretion of discount	1.2	1.9
Amortization expense	18.9	8.0
OCI — interest rate floors	1.5	3.8
Other	5.3	2.0

Gross deferred tax liabilities	$115.7	$107.0

Deferred tax assets:
Reserve for loan losses	$183.3	$93.3
Tax depreciation	2.6	0.1
Customer list	2.6	4.1
Postretirement benefits obligation	11.4	10.5
Unearned fees	13.0	15.5
Market valuation on investment securities	27.4	60.7
OCI — additional pension liability	32.8	32.7
Interest on nonaccruing loans	8.0	3.8
Impairment of goodwill	70.2	62.5
State net operating loss carryforward	8.1	3.5
Federal net operating loss carryforward	35.4	—
Stock compensation expense	13.4	9.0
Accrued bonuses	6.9	1.6
Net interest rate floor gains	1.5	3.9
Other	8.6	1.1

Gross deferred tax assets	$425.2	$302.3
Valuation allowance	(292.2)	(0.7)

Total deferred tax assets, net of valuation allowance	$133.0	$301.6
Net deferred tax assets	$17.3	$194.6

unrecognized tax benefits/(liabilities)

(in millions)

Balance at January 1, 2010	$(3.4)
Additions for tax positions of prior years	(1.2)
Reductions due to settlements/statute expirations	0.9

Balance at December 31, 2010	$(3.7)

VALUATION ALLOWANCE
ASC 740, “Income Taxes,” requires that we assess realizability of deferred tax assets using all available evidence, and that we use a “more likely than not” standard when forming a conclusion about the establishment of a valuation allowance. The realizability of our deferred tax asset depends on multiple variables, including available loss carry-backs, the timing of future earnings, the reversal of current timing differences, and available tax planning strategies. At December 31, 2010, we concluded that it is more likely than not that we will not realize the majority of our deferred tax asset because negative evidence associated with our cumulative GAAP net operating loss and continued uncertainty about the credit quality of our loan portfolio outweigh other

Wilmington Trust Corporation 2010 Form 10-K	174
positive evidence. In reaching this conclusion, we gave significant weight to recent losses, most notably that we reached a three-year cumulative GAAP net operating loss position in 2010. Accordingly, we no longer consider future taxable income in our deferred tax asset valuation analysis. At December 31, 2010, we had a $292.2 million valuation allowance against our deferred tax asset. The valuation allowance is carried in the “other assets” line of our statement of condition and is included as income tax expense in the income tax expense/(benefit) line of our statement of income.
Our net deferred tax asset includes $33.8 million of deferred tax assets related primarily to pension liabilities that were recorded through accumulated other comprehensive income. These deferred tax assets have a valuation allowance against them. Deferred tax assets related to items that were recorded through accumulated other comprehensive income are also established through accumulated other comprehensive income and do not impact our income statement when established. ASC 740 requires an initial valuation allowance against these assets that were previously booked, to be established through the income statement, and therefore we recorded $33.8 million of income tax expense to record this portion of the valuation allowance.
As of December 31, 2010, we had a $17.3 million net deferred tax asset that we do not have a valuation allowance against because we believe that it is more likely than not that it will be realized in the future. Although realization is not assured, we anticipate that realization of this asset will occur through tax planning strategies.
In addition, we had $83.4 million of tax receivables that are included in the other assets line of our statement of condition. These receivables consist primarily of:
•	$14.8 million of loss carry-backs, for which we filed carry-back claims during the 2010 third quarter, and which reduced our net deferred tax asset and increased our tax receivable.
•	$66.6 million of 2010 losses, which we expect to recover through the use of available loss carry-backs related to our 2008 tax year.
GOODWILL
At December 31, 2010, we had $336.3 million of goodwill, of which $186.1 million is tax-deductible over a 15-year period.
In 2010, we recorded an impairment charge on our investment in affiliate money manager, RCM. This non-cash impairment write-down generated a tax benefit for 2010 of approximately $9.1 million for the subsidiary in which we hold our RCM investment. For more information about this, read Note 5, “Affiliates and acquisitions,” and Note 11, “Goodwill and other intangibles assets,” in these financial statements.
OTHER
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to scrutiny by taxing authorities in these jurisdictions for three to six years. No open statutes of limitations have been extended materially in any of our significant locations. Where necessary, we have reviewed and accrued for tax liabilities for open periods. We periodically are under examination by various state and local authorities. Our IRS examination

Wilmington Trust Corporation 2010 Form 10-K	175
for the tax year 2006 was completed during 2009. The tax years 2007, 2008, and 2009 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
Under ASC 740, “Income Taxes,” we recognize interest and penalties related to uncertain tax benefits as income tax expense. We have reviewed and, where necessary, accrued for uncertain tax benefits for periods open to examination. Interest and penalty expense we recognized that is related to uncertain tax positions was $0.3 million and $0.4 million in 2010 and 2009, respectively. Total accrued interest and penalties as of December 31, 2010 and 2009, were $1.0 million and $0.9 million, respectively.
At December 31, 2010, we had federal tax net operating loss carry forwards of approximately $35.4 million that will expire in the 2030 tax year. We also had state net operating losses for various legal entities totaling $8.1 million. These will expire between the 2014 and 2030 tax years.
For our non-U.S. subsidiaries, we have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $19.0 million, since we intend to reinvest these earnings indefinitely.
22. Comprehensive (Loss)/Income and Accumulated Other Comprehensive Loss
comprehensive (loss)/income
For the year ended December 31

(in millions)	2010	2009	2008

Net loss before noncontrolling interest	$(719.2)	$(3.2)	$(23.1)
Other comprehensive income/(loss), net of tax[1]:
Net unrealized (losses)/gains on securities, net of taxes of $0.9, $3.7, and $(54.0)	1.4	6.6	(95.9)
Net unrealized gain/(loss) on equity method investment, net of taxes of $0.0, $(0.2), and $0.3	0.1	(0.4)	0.5
Reclassification adjustment for securities gains/(losses) included in net income, net of taxes of $(1.4), $(3.3), and $47.0	(2.4)	(5.8)	83.6
Non-credit portion of OTTI held-to-maturity investment securities recognized in other comprehensive income (OCI), net of taxes of $(7.0), $(25.2), and $0.0	(12.4)	(44.7)	—
Accretion of non-credit portion of OTTI investment security losses that were recognized previously in OCI, net of taxes of $(0.4), $(0.2), and $0.0	(0.7)	(0.4)	—
Reclassification of unrealized losses recorded previously at the time of transfer to held-to-maturity, net of taxes of $2.7, $13.2, and $0.0	4.9	23.4	—
Reclassification adjustment of current period other-than-temporary impairment that was previously recognized in OCI, net of taxes of $13.2, $19.0, and $0.0	23.5	33.6	—
Reclassification from accumulated OCI into earnings of discontinued cash flow hedges, net of taxes of $(2.3), $(4.3), and $(3.6)	(4.3)	(7.7)	(6.7)
Net unrealized holding gains/(losses) arising during the year on derivatives used for cash flow hedges, net of taxes of $0.0, $0.0, and $4.9	—	—	8.8
Reclassification adjustment of derivative costs, net of taxes of $0.0, $0.0, and $(0.8)	—	—	(1.4)
Foreign currency translation adjustments, net of taxes of $(0.4), $0.7, and $(1.5)	(0.7)	1.2	(2.6)
SERP liability adjustment, net of taxes of $0.6, $(1.5), and $(1.9)	4.0	(2.7)	(3.6)
Postretirement benefits liability adjustment, net of income taxes of $0.0, $(1.2), and $5.1	(3.4)	(2.1)	9.6
Minimum pension liability adjustment, net of taxes of $0.2, $6.5, and $(26.1)	(6.1)	11.7	(48.4)

Total other comprehensive income/(loss)	3.9	12.7	(56.1)

Comprehensive (loss)/income before the noncontrolling interest	$(715.3)	$9.5	$(79.2)
Comprehensive income attributable to the noncontrolling interest	0.9	1.2	0.5

Comprehensive (loss)/income attributable to Wilmington Trust Corporation	$(716.2)	$8.3	$(79.7)

[1]	Deferred tax assets related to the tax effects shown are offset by a valuation allowance.

Wilmington Trust Corporation 2010 Form 10-K	176
components of accumulated other comprehensive loss 1
For the year ended December 31

(in millions)	2010	2009	2008

Net unrealized losses on securities, net of taxes of $(18.9), $(18.4), and $(18.8)	$(33.7)	$(32.7)	$(33.5)
Net unrealized gain on equity method investment, net of taxes of $0.1, $0.1, and $0.3	0.2	0.1	0.5
Net unrealized holding gains on derivatives, net of taxes of $1.5, $3.8, and $8.1	2.8	7.1	14.8
Adoption of FSP FAS 115-2 and 124-2, net of taxes of $(25.6), $(25.6), and $0.0	(44.5)	(44.5)	—
Non-credit portion of held-to-maturity investment securities OTTI losses recognized in OCI, net of taxes of $(32.2), $(25.2), and $0.0	(57.1)	(44.7)	—
Accretion of non-credit portion of OTTI losses recognized in OCI, net of taxes of $(0.6), $(0.2), and $0.0	(1.1)	(0.4)	—
Reclassification adjustment for current period OTTI that was previously recognized in OCI, net of taxes of $32.2, $19.0, and $0.0	57.1	33.6	—
Reclassification of unrealized losses previously recorded at the time of transfer to held-to-maturity, net of taxes of $15.9, $13.2, and $0.0	28.3	23.4	—
Pension liability, net of taxes of $(25.8), $(26.0), and $(32.5)	(54.5)	(48.4)	(60.1)
SERP liability, net of taxes of $(5.4), $(6.0), and $(4.5)	(7.1)	(11.1)	(8.4)
Postretirement benefits liability, net of taxes of $(0.4), $0.4, and $1.6	(2.6)	0.8	2.9
Foreign currency translation, net of taxes of $(0.1), $0.3, and $(0.4)	(0.2)	0.5	(0.7)

Total accumulated other comprehensive loss	$(112.4)	$(116.3)	$(84.5)

[1]	Deferred tax assets related to the tax effects shown are offset by a valuation allowance.
accumulated derivative gains/(losses) on cash flow hedges
For the year ended December 31

(in millions)	2010	2009	2008

Beginning accumulated derivative gains/(losses) on cash flow hedges	$7.1	$14.8	$12.7
Net change associated with current year hedging transactions	—	—	8.8
Net amount reclassified into earnings	(4.3)	(7.7)	(6.7)

Ending accumulated derivative gains on cash flow hedges	$2.8	$7.1	$14.8

Wilmington Trust Corporation 2010 Form 10-K	177
23. Earnings Per Share
We calculate earnings per share in accordance with the two-class method described in ASC 260, “Earnings Per Share.”
computation of basic and diluted earnings per share
For the year ended December 31

(dollars in millions, except per share amounts)	2010	2009	2008

Net loss	$(720.1)	$(4.4)	$(23.6)
Dividends and accretion on preferred stock	18.2	18.3	0.9

Net loss available to common stockholders	$(738.3)	$(22.7)	$(24.5)

Average common shares issued and outstanding	87.4	69.0	67.5

Dilutive common shares from employee stock options, unvested restricted stock, ESPP subscriptions, and stock warrants	—	—	—

Total diluted common shares issued and outstanding	87.4	69.0	67.5

Basic loss per common share	$(8.45)	$(0.33)	$(0.36)
Diluted loss per common share[1]	$(8.45)	$(0.33)	$(0.36)
Cash dividends declared per common share	$0.03	$0.365	$1.37
Anti-dilutive equity instruments excluded from calculation	9.9 [2]	9.8	7.4 [2]

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.

[2]	At December 31, 2010 and 2008, the closing price of our common stock was less than the strike price for all share equivalents.
24. Segment Reporting
We report business segment results for four segments: one for each of our three core businesses — Regional Banking, WAS, and CCS — and one that combines the results of affiliate money managers CRM and RCM. For more information about our three core businesses, read Note 2, “Nature of business,” in these financial statements. For more information about CRM, RCM, and our ownership interests in them, read Note 5, “Affiliates and acquisitions,” in these financial statements.
The WAS segment includes the results of Bingham Legg Advisers, which we acquired in 2007, and Grant Tani Barash & Altman, which we acquired in 2004. On February 16, 2010, we sold 80% of the limited liability company interests in GTBA, which limited future profit distributions to us. We consolidated GTBA’s results in our financial statements until February 16, 2010. For more information about this, read Note 5, “Affiliates and acquisitions,” in these financial statements.
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

Wilmington Trust Corporation 2010 Form 10-K	178
Our business segment accounting policies are the same as those described in Note 3, “Summary of significant accounting policies,” in these financial statements. We use a funds transfer pricing methodology to credit and charge segments for funds provided and funds used. We use activity-based costing principles to assign corporate overhead expenses to each segment. We generally record sales and transfers among segments as if the sales or transfers were to third parties (e.g., at current market prices). We report profit or loss from infrequent events, such as the sale of a business, separately for each segment. We base our evaluation of each segment’s performance on profit or loss from operations before income taxes, without including nonrecurring gains or losses.
Our business segment disclosures mirror the internal profitability reports we produce and review each quarter. We report segment assets on an average balance basis because we:
•	Believe average balances offer a more relevant measure of business trends than period-end balances.
•	Maintain and review all internal segment data on an average balance basis.
•	Base some expense allocations on an average-balance basis.
For information about impairment write-downs we recorded in 2009 and 2008, read Note 5, “Affiliates and acquisitions,” Note 7, “Investment securities,” and Note 11, “Goodwill and other intangible assets,” in these financial statements.
We have adjusted segment data for prior periods due to changes in reporting methodology and/or organizational structure.
segment reporting
For the year ended December 31, 2010

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$253.2	$24.3	$5.3	$(5.7)	$277.1
Provision for loan losses	(637.0)	(62.7)	—	—	(699.7)

Net interest (loss)/income after provision	(383.8)	(38.4)	5.3	(5.7)	(422.6)
Advisory fees:
Wealth Advisory Services	—	165.4	0.2	—	165.6
Corporate Client Services	0.5	—	198.7	—	199.2
Affiliate Money Managers	—	—	—	19.4	19.4

Total advisory fees	0.5	165.4	198.9	19.4	384.2
Amortization of other intangibles	—	(2.7)	(3.1)	(0.8)	(6.6)

Total advisory fees after amortization of other intangibles	0.5	162.7	195.8	18.6	377.6
Other noninterest income	49.6	1.9	1.7	—	53.2
Securities gains (net of losses)	2.9	0.4	0.5	—	3.8

Net interest and noninterest (loss)/income	(330.8)	126.6	203.3	12.9	12.0
Noninterest expense	262.3	181.7	165.3	—	609.3

Segment (loss)/profit before income taxes	(593.1)	(55.1)	38.0	12.9	(597.3)
Income tax expense and noncontrolling interest	11.9	14.7	18.5	5.3	50.4

Segment operating (loss)/income	$(605.0)	$(69.8)	$19.5	$7.6	$(647.7)
Investment securities impairment charge					(37.9)
Goodwill impairment charge					(24.5)
Merger related costs					(7.9)
Income tax expense not allocated to segments					(2.1)

Reported net loss					$(720.1)

Depreciation and amortization	$10.4	$8.8	$8.4	$0.8	$28.4
Investment in equity method investees	$—	$—	$—	$139.4	$139.4
Segment average assets	$8,623.4	$1,481.9	$506.6	$153.6	$10,765.5

Wilmington Trust Corporation 2010 Form 10-K	179
For the year ended December 31, 2009

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$294.2	$23.5	$5.6	$(5.1)	$318.2
Provision for loan losses	(188.1)	(16.9)	—	—	(205.0)

Net interest income/(loss) after provision	106.1	6.6	5.6	(5.1)	113.2
Advisory fees:
Wealth Advisory Services	1.1	186.7	1.7	—	189.5
Corporate Client Services	0.9	—	171.2	—	172.1
Affiliate Money Managers	—	—	—	15.2	15.2

Total advisory fees	2.0	186.7	172.9	15.2	376.8
Amortization of other intangibles	—	(3.9)	(3.7)	(0.9)	(8.5)

Total advisory fees after amortization of other intangibles	2.0	182.8	169.2	14.3	368.3
Other noninterest income	55.0	1.8	1.5	—	58.3
Securities gains (net of losses)	12.5	0.5	0.6	—	13.6

Net interest and noninterest income	175.6	191.7	176.9	9.2	553.4
Noninterest expense	183.4	182.1	149.0	1.1	515.6

Segment (loss)/profit before income taxes	(7.8)	9.6	27.9	8.1	37.8
Income tax (benefit)/expense and noncontrolling interest	(12.4)	1.1	5.3	(1.6)	(7.6)

Segment operating income	$4.6	$8.5	$22.6	$9.7	$45.4
Investment securities impairment charge					(77.5)
Income tax benefit for impairment charge					27.7

Reported net loss					$(4.4)

Depreciation and amortization	$13.0	$10.7	$9.0	$0.9	$33.6
Investment in equity method investees	$—	$—	$—	$160.1	$160.1
Segment average assets	$9,255.8	$1,478.8	$453.5	$161.1	$11,349.2

For the year ended December 31, 2008

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$334.5	$24.7	$6.2	$(7.7)	$357.7
Provision for loan losses	(102.4)	(13.1)	—	—	(115.5)

Net interest income/(loss) after provision	232.1	11.6	6.2	(7.7)	242.2
Advisory fees:
Wealth Advisory Services	2.6	214.3	6.7	—	223.6
Corporate Client Services	1.6	—	131.3	—	132.9
Affiliate Money Managers	—	—	—	15.7	15.7

Total advisory fees	4.2	214.3	138.0	15.7	372.2
Amortization of other intangibles	—	(4.1)	(2.7)	(0.9)	(7.7)

Total advisory fees after amortization of other intangibles	4.2	210.2	135.3	14.8	364.5
Other noninterest income	57.0	1.6	1.5	—	60.1
Securities gains (net of losses)	0.1	—	—	—	0.1

Net interest and noninterest income	293.4	223.4	143.0	7.1	666.9
Noninterest expense	172.3	199.8	122.3	—	494.4

Segment profit before income taxes	121.1	23.6	20.7	7.1	172.5
Income tax expense and noncontrolling interest	48.4	10.3	10.7	3.7	73.1

Segment operating income	$72.7	$13.3	$10.0	$3.4	$99.4
Investment securities impairment charge					(130.7)
Goodwill impairment charge					(66.9)
Income tax benefit for impairment charges					74.6

Reported net loss					$(23.6)

Depreciation and amortization	$12.6	$10.4	$8.0	$0.9	$31.9
Investment in equity method investees	$—	$—	$—	$158.1	$158.1
Segment average assets	$9,751.0	$1,599.3	$342.4	$188.5	$11,881.2

Wilmington Trust Corporation 2010 Form 10-K	180
25. Wilmington Trust Corporation (Corporation Only)
The following tables present condensed financial information for Wilmington Trust Corporation. We use the equity method of accounting to record investments in wholly-owned subsidiaries.
statement of condition
As of December 31

(in millions)	2010	2009

Assets:
Cash and due from banks	$194.8	$80.5
Investment in subsidiaries	1,107.9	1,399.0
Interest-bearing deposits in other banks	0.8	—
Investment securities available for sale	—	199.7
Advance to subsidiaries	43.8	63.7
Income taxes receivable	6.1	4.1
Other assets	1.9	9.7

Total assets	$1,355.3	$1,756.7
Liabilities and stockholders’ equity:
Liabilities	$58.6	$7.1
Long-term debt	445.0	442.9
Stockholders’ equity	851.7	1,306.7

Total liabilities and stockholders’ equity	$1,355.3	$1,756.7

statement of income
For the year ended December 31

(in millions)	2010	2009	2008

Income:
Dividend from subsidiaries	$1.5	$9.0	$94.2
Interest on advance to subsidiaries	1.0	1.2	3.9
Interest	0.4	0.4	2.0
Other noninterest income	—	0.1	—
Total other-than-temporary impairment losses	(0.1)	—	—
Securities (losses)/gains	—	(1.7)	0.1

Total income	$2.8	$9.0	$100.2

Expense:
Interest on other borrowings	$—	$—	$4.2
Interest on long-term debt	31.6	31.6	27.5
Staffing-related expense	0.6	0.2	0.3
Other noninterest expense	5.9	6.6	1.5

Total expense	$38.1	$38.4	$33.5

(Loss)/income before income tax benefit and equity in undistributed income of subsidiaries	$(35.3)	$(29.4)	$66.7
Income tax benefit	(12.7)	(13.7)	(9.1)
Equity in undistributed (loss)/income of subsidiaries	(697.5)	11.3	(99.4)

Net loss	$(720.1)	$(4.4)	$(23.6)

Wilmington Trust Corporation 2010 Form 10-K	181
statements of cash flows
For the year ended December 31

(in millions)	2010	2009	2008

Operating activities:
Net loss	$(720.1)	$(4.4)	$(23.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed loss/(income) of subsidiaries	697.5	(11.3)	99.4
(Accretion)/amortization of premiums and discounts on investment securities available for sale	(0.3)	0.1	0.2
Securities losses/(gains):
Other-than-temporary impairment	0.1	—	—
Other	—	1.7	(0.1)
Stock-based compensation expense	0.3	0.2	0.3
Decrease /(increase) in other assets	6.3	(2.1)	4.2
Increase/(decrease) in other liabilities	53.7	(5.3)	9.4

Net cash provided by/(used for) operating activities	37.5	(21.1)	89.8

Investing activities:
Proceeds from sales of investment securities available for sale	75.0	42.6	6.5
Proceeds from maturities of investment securities available for sale	125.3	1.7	7.6
Purchases of investment securities available for sale	—	(200.0)	(4.8)
Capital contribution to subsidiaries	(400.0)	(0.4)	(177.0)
Advances to subsidiaries	(1.8)	—	(8.0)
Repayment of advances to subsidiaries	21.5	16.7	13.0

Net cash used for investing activities	(180.0)	(139.4)	(162.7)

Financing activities:
Cash dividends	(19.0)	(40.5)	(92.5)
Net (decrease)/increase in line of credit	—	(20.0)	5.0
Proceeds from common stock issued under employment benefit plans	2.8	—	5.7
Proceeds from reissuance of treasury stock	—	—	43.7
Proceeds from issuance of preferred stock	—	—	330.0
Proceeds from issuance of common stock	274.0	—	—
Stock issuance costs	(0.1)	—	—
Proceeds from issuance of long-term debt	—	—	198.7
Maturity of long-term debt	—	—	(125.0)
Acquisition of treasury stock	(0.1)	(2.2)	(0.2)

Net cash provided by/(used for) financing activities	257.6	(62.7)	365.4
Increase/(decrease) in cash and cash equivalents	115.1	(223.2)	292.5
Cash and cash equivalents at beginning of year	80.5	303.7	11.2

Cash and cash equivalents at end of year	$195.6	$80.5	$303.7

Wilmington Trust Corporation 2010 Form 10-K	182
26. Subsequent Events
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since December 31, 2010, warrant additional disclosure as a subsequent event.
On February 16, 2011, Standard & Poor’s lowered its credit ratings on Wilmington Trust Corporation and Wilmington Trust Company, citing our continued credit quality problems, our fourth quarter net loss, and further erosion of our capital. Because we expect that our credit ratings will be consistent with M&T’s upon consummation of the merger, we believe that these lower credit ratings will not have a material effect on our business, operating results, or financial condition. This or further credit rating downgrades could have a material adverse effect on our business, operating results, or financial condition if our merger agreement with M&T is terminated.
On February 17, 2011, Wilmington Trust FSB entered into a supervisory agreement with the OTS pursuant to which, among other things, Wilmington Trust FSB is deemed to be adequately capitalized, must achieve future capital targets, limit its asset growth in any quarter to the net interest credited to its deposit liabilities during the quarter, cannot pay dividends without OTS approval, may not enter into or modify contractual arrangements related to compensation, benefits, or third-party contracts outside the ordinary course of business without prior OTS approval, and must take steps to increase its independence from Wilmington Trust Company.
As of March 1, 2011, the filing date of this report, other than the matters discussed above, we determined that there were no other subsequent events to report under ASC 855.

Wilmington Trust Corporation 2010 Form 10-K	183
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Wilmington Trust Corporation:
We have audited the accompanying consolidated statements of condition of Wilmington Trust Corporation and subsidiaries (the Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Corporation has incurred recurring losses from operations, due principally to increasing provisions for loan losses, and continues to experience credit deterioration in its loan portfolio. In addition, based on discussions with its regulators, management believed that, without an acceptable change of control transaction, the Corporation would face significant regulatory action that would result in an inability to conduct business in a manner consistent with historical practice. On November 1, 2010, the Corporation entered into a definitive merger agreement with M&T Bank Corporation whereby, subject to certain covenants and conditions precedent, including regulatory and shareholder approval, the Corporation’s shareholders will exchange shares of the Corporation’s common stock for shares of M&T Bank Corporation common stock.
As discussed in Note 7 to the consolidated financial statements, the Corporation changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments — Debt and Equity Securities), as of April 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2011

Wilmington Trust Corporation 2010 Form 10-K	184
Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission.
We implemented improvements to our internal control over financial reporting relative to loan monitoring, credit review, and collateral appraisal activities. Other than these changes, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control of Financial Reporting appears on page 185 of this report. KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 186 of this report.

Wilmington Trust Corporation 2010 Form 10-K	185
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To our stockholders:
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
We review our critical accounting policies, financial reporting, and internal control matters with our Audit Committee, which is composed exclusively of independent directors who possess the financial knowledge and experience to provide appropriate oversight. The Audit Committee is responsible for appointing an independent registered public accounting firm to audit our financial statements in accordance with GAAP, and to assess independently the fair presentation of our financial position, results of operations, and cash flows. Our Audit Committee members communicate directly with our internal auditor and our independent registered public accounting firm, KPMG LLP. KPMG’s report is on page 183 of this report.
•	Presenting financial results that are complete, transparent, and understandable. As management, we are responsible for the financial statements and financial information that are included in this report. This includes making sure that our financial statements are prepared in accordance with GAAP. Where necessary, amounts recorded reflect our best judgment. We have provided certifications regarding the quality of our public disclosures in all periodic reports filed with the Securities and Exchange Commission as required. In addition, the New York Stock Exchange (NYSE) requires us to certify annually that we are in compliance with the NYSE’s Corporate Governance Listing Standards. We made an unqualified certification regarding our compliance with these standards on May 21, 2010. Our next NYSE certification is due in May 2011.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for establishing and maintaining adequate internal control over our financial reporting. To assess the effectiveness of that control, we use criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. As of December 31, 2010, we concluded that our internal control over financial reporting is effective. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 186 of this report.

/s/ Donald E. Foley Chief Executive Officer	/s/ Robert V.A. Harra Jr. President	/s/ David R. Gibson Chief Financial Officer, Chief Operating Officer, and Executive Vice President, Finance

Wilmington Trust Corporation 2010 Form 10-K	186
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Wilmington Trust Corporation:
We have audited the internal control over financial reporting of Wilmington Trust Corporation and subsidiaries (the Corporation) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2011

Wilmington Trust Corporation 2010 Form 10-K	187
Item 9B. Other information
Not applicable
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTOR BIOGRAPHIES
Carolyn S. Burger, Age 70
Director since 1991
Ms. Burger was a principal in CB Associates, Inc., a consulting firm specializing in legislation, technology deployment for senior executives, and executive coaching, from 1996 through 2002. She served as President and Chief Executive Officer of Bell Atlantic — Delaware, Inc. from 1991 to 1996. She is a member of our Company’s Risk Management Committee and Audit Committee and has served as the Audit Committee chair from 2001 to 2004 and 2010 to the present. She previously served as a member and chair of our Nominating and Corporate Governance Committee and a member of our Compensation Committee.
Ms. Burger previously served as director of Bell Atlantic-Delaware, Inc., PJM Interconnection, L.L.C., including as chair of its Compensation Committee and a member of its Audit Committee, GDE Systems, Inc. Betz Dearborn, Inc., and Rodel, Inc. She also serves on numerous non-profit boards.
Donald E. Foley, Age 59
Director since 2006
Mr. Foley has been Chief Executive Officer of our Company since June 2010. He previously served as Senior Vice President and Treasurer at ITT Corporation, a diversified manufacturer of electrical, defense, fluid technologies, and other industrial products, since 2003, and as Director of Taxes of ITT until 2008. He served as Vice President, Treasurer, and Director of Taxes of that company from 2000-2003 and previously held executive positions in accounting, financial analysis, corporate finance, mergers and acquisitions, international finance, and pension and risk management with three other Fortune 300 companies. He also serves on non-profit boards and as an advisory board member of an investment bank.
Louis J. Freeh, Age 61
Director since 2009
Mr. Freeh founded the law firm and corporate consulting group of Freeh Sporkin & Sullivan LLP, where he has practiced since 2006. He previously served as Vice Chairman, General Counsel, and Corporate Secretary and Ethics Officer of MBNA America

Wilmington Trust Corporation 2010 Form 10-K	188
Bank from 2001 until its acquisition by Bank of America in 2006, Director of the Federal Bureau of Investigation, United States District Judge for the Southern District of New York, Assistant United States Attorney for the Southern District of New York, and FBI Special Agent. He is our lead director and chair of our Risk Management Committee, and serves on our Compensation Committee and Nominating and Corporate Governance Committee. He also is a member of the Board of Directors of Bristol-Meyers Squibb Company, where he serves as chair of the Corporate Governance Committee and has served on the Audit Committee. He served as a director of the Federal National Mortgage Association from 2007 to 2008 and a director of L-1 Identity Solutions, Inc. from 2006 to 2007.
Robert V.A. Harra Jr., Age 62
Director since 1996
Mr. Harra has served as a director and President of our Company since 1996, and also served as Chief Operating Officer of our Company from 1996 until 2010. He has been employed in numerous capacities with the Company since 1971. He also serves as a director of AAA MidAtlantic, and on numerous non-profit boards.
Gailen Krug, Age 56
Director since 2004
Ms. Krug is retired Chief Investment Officer and Vice President of Waycrosse, Inc., a private investment company that oversees two globally diversified portfolios of financial assets. She served as an equity analyst, portfolio manager, and chief investment officer for more than 25 years. She is chair of our Company’s Nominating and Corporate Governance Committee and a member of our Audit Committee and Risk Management Committee. She also has served as a director of private companies and as a director/trustee of several non-profit boards, and has been certified by the National Association of Corporate Directors.
Rex L. Mears, Age 69
Director since 1992
Mr. Mears has served as President of Ray S. Mears and Sons, Inc., a farming corporation, since 1967. He serves on the Company’s Nominating and Corporate Governance Committee, having served as that Committee’s chair, and also serves on our Nominating and Corporate Governance Committee. He also has served on the Company’s Audit and Compensation Committees. He previously served on the Board of Directors of Sussex Trust Company and on various committees of that Board, as well as on the Board of Nanticoke Memorial Hospital, including as that Board’s chair.
Robert W. Tunnell Jr., Age 56
Director since 1992
Mr. Tunnell became managing partner of Tunnell Companies LP, an owner and developer of real estate, in 1981. He also is a majority owner of several other private companies and a certified public accountant. He is a member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Wilmington Trust Corporation 2010 Form 10-K	189
Susan D. Whiting, Age 54
Director since 2005
Ms. Whiting is Vice Chair and Executive Vice President of The Nielsen Company. She previously served as Chairman of Nielsen Media Research, Inc. from 2007 to 2009, President of Nielsen Media Research, Inc. from 2001 to 2006, and Chief Executive Officer of that company from 2002 to 2006. She is chair of our Compensation Committee, and also serves on our Audit Committee. She also serves on the Boards of Directors of MarkMonitor and Denison University.
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
The following contains information about the Company’s executive officers who are not directors.
Michael A. DiGregorio, Age 64
Executive officer since 2003
Mr. DiGregorio became an Executive Vice President of the Company and of Wilmington Trust Company, our principal banking subsidiary (WTC) in 2009, and has served as Secretary and General Counsel of the Company and (WTC) since 2003. He also served as Senior Vice President of the Company and WTC from 2003 to 2006.
William J. Farrell II, Age 53
Executive officer since 2005
Mr. Farrell became an Executive Vice President of the Company and WTC in 2002. In 2005, he assumed oversight of WTC’s Corporate Client Services Department.
David R. Gibson, Age 54
Executive officer since 1992
Mr. Gibson became an Executive Vice President and Chief Financial Officer of the Company and of WTC in 2002, and Chief Operating Officer of the Company in 2010.
Mark A. Graham, Age 49
Executive officer since January 2008
Mr. Graham became an Executive Vice President of the Company in January 2008. He previously served as President — Mid Atlantic for Wilmington Trust FSB from 2007 to 2008 and as President of Wilmington Trust of Pennsylvania from 2001 to 2007.
Carol A. Moody, Age 54
Executive officer since December 2010
Ms. Moody became Senior Vice President and Chief Risk Officer of the Company in August 2010. She previously served as Senior Vice President and Chief Compliance Officer of Nationwide Insurance from 2005 through 2010 and Chief Compliance Officer of TIAA-CREF from 2004 to 2005.

Wilmington Trust Corporation 2010 Form 10-K	190
Kevyn N. Rakowski, Age 57
Executive officer since 2006
Ms. Rakowski became a Senior Vice President and Controller of the Company in 2006. She previously served as Vice President and Controller of Marlin Leasing Corporation from June 2004 to April 2006 and as Director of Accounting and Reporting for Infrasource, Inc. from 2000 to 2004.
SHAREHOLDER NOMINATIONS FOR ELECTION OF DIRECTORS
Our Nominating and Corporate Governance Committee typically recommends nominees to our Board of Directors for election as directors at our annual stockholders’ meeting. That committee will consider nominations submitted by stockholders of record. Such nominations must include:
•	A brief description of the business to be brought before the meeting;
•	The stockholder’s name and address;
•	The number and class of shares the stockholder holds;
•	Any material interest the stockholder has in that business;
•	The nominee’s name and address;
•	A representation that the stockholder is a recordholder of the Company’s stock or holds the Company’s stock through a broker and intends to appear in person or by proxy at the annual stockholders’ meeting to nominate the nominee;
•	Information regarding the nominee that would be required to be included in the Company’s proxy statement;
•	A description of any arrangement or understanding between the stockholder and that nominee; and
•	The written consent of the nominee to serve as a director if elected.
See also Item 13, “Certain Relationships and Related Transactions, and Director Independence,” in this report.
CODE OF CONDUCT AND ETHICS
The Company has adopted a Code of Conduct and Ethics for all of its directors and staff members, including its executive officers. This Code is posted on our Website at www.wilmingtontrust.com under “Investor Relations — About Us — Guiding Principles” and is available in print to any stockholder who requests it. The Company will post changes to and waivers of any provisions of the Code of Conduct and Ethics applicable to these directors and executive officers on its Web site promptly.
The full text of our corporate governance principles is posted on our Web site at www.wilmingtontrust.com under “Investor Relations — Corporate Governance,” and is available in print to any stockholder who requests it.

Wilmington Trust Corporation 2010 Form 10-K	191
THE AUDIT COMMITTEE
Responsibilities of our audit committee include:
•	Monitoring the quality and integrity of the Company’s accounting policies, financial statements, disclosure practices, and compliance with legal and regulatory requirements.
•	Overseeing the independence and performance of the Company’s internal auditor and independent registered public accounting firm.
•	Reviewing reports of governmental agencies.
•	Preparing a report on audit matters and recommending that it be filed with the Securities and Exchange Commission (the “SEC”).
All members of our Audit Committee are independent directors.
AUDIT MATTERS
The Audit Committee’s members are Carolyn S. Burger (Chair), Gailen Krug, Robert W. Tunnell, and Susan D. Whiting. All of our Audit Committee’s members are independent of the Company and are financially literate, and at least one member of the Committee has financial management expertise. In addition, the Company’s Board of Directors has determined that Ms. Burger qualifies as an audit committee financial expert for purposes of the SEC’s rules. However, as those rules provide, Ms. Burger is not thereby deemed to be an “expert” for any purpose under the securities laws or has any duty, obligation, or liability greater than the duties, obligations, and liabilities she would have as a member of the Audit Committee and the Board of Directors in the absence of that designation. In addition, the designation of Ms. Burger as an audit committee financial expert does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or the Board of Directors.
While the Audit Committee oversees the Company’s financial reporting process for the Board of Directors consistent with that Committee’s charter, the Company’s management has primary responsibility for this process and for the preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles. The responsibility for the completeness and accuracy of the Company’s financial statements rests with its management. In addition, our independent registered public accounting firm and not the Audit Committee is responsible for auditing those financial statements. Each member of the Committee is entitled to rely on the integrity of persons and organizations within and outside the Company from which he or she receives information and the accuracy of the financial and other information provided to the Committee.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act requires the Company’s directors, certain officers, and others to file reports of their ownership of our stock with the SEC.
After reviewing copies of those forms it has received and written representations, the Company believes that all required filings were made on a timely basis, except that a gift Mr. Farrell made in December 2009 was reported late in 2010, a stock option grant to Ms. Rakowski in February 2010 was reported late in March 2010, and the acquisition of stock by Mr. Tunnell in lieu of the second half of his annual retainer on December 31, 2009 was reported late on January 7, 2010.

Wilmington Trust Corporation 2010 Form 10-K	192
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
Our overall corporate strategies are to invest in businesses that have the most potential for long-term growth or high operating profit margins, be the market leader in each of our businesses, and increase profitability without compromising our overall risk profile.
We describe our current compensation program below. This description includes limitations on our compensation programs under the United States Department of the Treasury’s (the “Treasury’s”) Capital Purchase Program (the “CPP”) and restrictions imposed by the Federal Reserve Board, some of which affected compensation awarded in 2011 for performance in 2010.
General
Total Compensation Philosophy
To accomplish our strategies, we award compensation to executive officers to help assure that we attract, motivate, and retain qualified executives and provide them the opportunity to be rewarded for superior performance. The objectives of our compensation practices include:
•	Offering a total compensation program that is competitive with the compensation practices of those peer companies with which we compete for talent;
•	Putting a portion of executive compensation at risk based upon the achievement of pre-established corporate and individual objectives;
•	Aligning the interests of our executive officers with those of our stockholders; and
•	Providing incentives that promote retention of our executive officers.
Compensation awarded to our executive officers for 2010 reflected the continued downturn in the economy in general and results for the financial services industry in particular.
We believe our total compensation philosophy best serves to further our overall corporate objectives and rewards our executive officers appropriately.

Wilmington Trust Corporation 2010 Form 10-K	193
Elements of Compensation
We seek to attract executive talent and motivate and retain executive officers by offering a balanced mix of pay that incorporates the following key components:
•	An annual base salary and a potential bonus, which is based on corporate financial and individual performance factors;
•	Longer-term awards and benefits, which are intended to retain executive officers and align their compensation with our shareholders’ interests; and
•	Certain other benefits.
On December 12, 2008, we entered into agreements (the “Agreements”) with the U.S. Treasury pursuant to the CPP. Under the Agreements, we received a total purchase price of $330,000,000 and issued to the U.S. Treasury 330,000 shares of our fixed-rate perpetual preferred stock and a warrant (the “Warrant”) to purchase up to 1,856,714 shares of our common stock. Until the CPP funds are repaid, we cannot deduct compensation awarded to any Named Executive Officer in excess of $500,000 annually.
In addition, under the CPP:
•	We must prohibit the payment or accrual of any bonus payments to our Named Executive Officers and 10 next most highly-compensated employees (“MHCEs”), except for (a) restricted stock that does not begin to vest until the funds we received in the CPP are at least 25% repaid, must in general be forfeited if the individual does not continue performing services for us for two years following the grant, and which is not more than one-third of the individual’s annual compensation or (b) bonus payments required to be paid pursuant to written employment agreements executed on or before February 11, 2009;
•	We cannot make any “golden parachute payments” to our Named Executive Officers or the next five MHCEs;
•	We must ensure that any bonus payments to our Named Executive Officers and the next 20 MHCEs that are based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate are subject to recovery;
•	We must make annual disclosures to the U.S. Treasury of, among other information, perquisites whose total value during the year exceeds $25,000 for any of the Named Executive Officers or 10 next MHCEs, a narrative description of the amount and nature of those perquisites, and a justification for offering them; and
•	We are prohibited from providing tax gross-ups to our Named Executive Officers and the 20 next MHCEs.
Under regulatory restrictions and other restrictions under the merger agreement with M&T to which we are subject:
•	We cannot make any payments, with certain exceptions, to any staff member following termination of employment without the prior approval of the Federal Deposit Insurance Corporation and the Federal Reserve Board; and
•	We cannot increase compensation or benefits to any of our Named Executive Officers and other senior officers outside the ordinary course without M&T’s prior consent.

Wilmington Trust Corporation 2010 Form 10-K	194
We historically have targeted total cash compensation at roughly an even split between an executive officer’s base salary and potential target cash bonus. However, as noted above, under the CPP we cannot provide our Named Executive Officers bonuses or incentives other than restricted stock that does not start to vest until at least 25% of the CPP funds have been repaid. We do not target any specific relation between an executive’s cash and non-cash compensation.
Our executive compensation program focuses our executive officers on enhancing stockholder value through their successful long-term strategic management. We seek to do this by providing executive officers with ownership interests in our Company in the form of restricted stock. Since the ultimate value of the stock made available through these awards depends on our Company’s success, restricted stock provides executive officers continuing incentives to increase stockholder value after the award is granted. Restricted stock provides compensation to the executive if the Company’s stock maintains its value, and increased compensation if the value of the Company’s stock increases. We believe equity compensation awards help us achieve a balance between short- and long-term performance and value objectives. In general, we are not permitted to award stock options to our executive officers until the CPP funds are repaid.
Our equity compensation awards are also structured to retain our executives. Restricted stock awards have typically vested over three or four years after grant, thus facilitating retention of the executive officer.
Each of our executive officers is required to own a number of shares of our stock with a value equal to a multiple of four to six times his or her base salary, depending on the officer’s level, within a certain period of time after first becoming an executive officer. Other senior officers are required to own a number of shares of our stock with a value equal to three times their base salaries, while each of our directors is required to own 4,000 shares of our stock.
Each executive officer’s total compensation package further includes benefits under our broad-based pension plan and a supplemental executive retirement plan, as well as under change-in-control agreements. These benefits foster the retention and stability of our executive management team. The supplemental plan is designed in part to provide executive officers with benefits to which they would otherwise be entitled under the broad-based pension plan, but which are limited under the terms of that plan by legislative and regulatory restrictions. Benefits under the supplemental plan are not currently funded, generally vest over a period of 15 years, and may be terminated upon a termination for cause or for competing with Wilmington Trust following termination of employment.
In addition to our pension and supplemental retirement plans, we provide change-in-control severance benefits and protections under separate agreements into which we have entered with our executive and certain other officers. These change-in-control agreements require a “double trigger,” meaning that our executive officers are not eligible to receive any payments under the agreements unless there is both a change-in-control and, within two years of that change-in-control, an actual or constructive termination of the executive officer’s employment by the Company. We do not have written employment agreements with our executive officers.

Wilmington Trust Corporation 2010 Form 10-K	195
Typically, early in each year, the Compensation Committee approves executive officers’ base salaries and performance factors for compensation, as well as any bonuses earned for the prior year. In reviewing the performance of the Company’s executive officers other than Mr. Foley, the Compensation Committee considers his recommendations regarding the performance factors against which each executive officer other than him should be evaluated, his views of their performance with respect to each element of compensation, and his views with respect to the amount of each element of compensation to be paid to each executive officer other than him. Mr. Foley attends the meetings of the Compensation Committee except when the Committee is determining his compensation or meeting in executive session. The Compensation Committee can modify a recommended amount at its discretion.
The Compensation Committee believes that the compensation awarded to Mr. Foley is commensurate with the compensation awarded to our other Named Executive Officers, taking into consideration the level of his responsibilities as the Chief Executive Officer of our company. The Compensation Committee’s goals in setting Mr. Foley’s compensation are similar to its goals for compensation to our executive officers generally: to provide compensation that is competitive with the compensation practices of those peer companies with which we compete for talent; put a portion of compensation at risk; align his interests with those of our stockholders; and provide incentives that promote his retention.
Base Salaries and Bonuses
We determine base salaries and any bonuses for each executive officer by evaluating his or her responsibilities and performance. We also consider the competitive market for executive talent and our Compensation Committee periodically engages a compensation consultant to conduct a market review of compensation paid to executives at comparable financial institutions. In 2010, we engaged Mercer, as compensation consultants, to compare the base salaries, cash compensation, long-term compensation, and total compensation we pay our senior officers to those paid to senior officers in comparable positions at institutions with comparable businesses identified as our Peer Group in Exhibit 99.2. The Peer Group includes companies with business lines similar to ours — including regional banking and fee businesses — as well as companies with similar asset bases. Mercer’s parent, Marsh USA, Inc., provided insurance brokerage and risk management consulting services to us for our professional liability insurance coverages during 2010. In 2010, our Compensation Committee also engaged another consultant, Pearl Meyer & Partners, to assist it in developing compensation for Mr. Foley that is competitive in light of the regulatory restrictions to which we are subject. In addition, our Human Resources Department monitors nationally published compensation surveys on a continuous basis, and would recommend review at an intermediate time if national trends indicated a need to reevaluate our competitive positioning.
We typically set executive officers’ base salaries and any bonuses at or near the median of base salaries and bonuses awarded at those institutions within the Peer Group. This is consistent with our Company’s practice in paying our staff members generally. We believe this target best enables us to attract and retain executive talent consistent with our stockholders’ interests. We typically adjust executive officers’ salaries and any bonuses annually to take into account our Company’s and the individual’s performance, as well as any changes in the executive officer’s responsibilities during the most recent year. We also consider the financial results of the business line or area over which the executive officer has responsibility and his or her leadership and contribution to our Company’s performance. In establishing compensation for our Named Executive Officers for 2010 and compensation increases for 2011, the Compensation Committee considered the performance factors established previously for each executive officer and

Wilmington Trust Corporation 2010 Form 10-K	196
the CPP’s limitations and other regulatory restrictions on incentive compensation. The Compensation Committee considers the recommendations of Mr. Foley in awarding any increases other than his.
The extraordinary developments in the economy generally and in the financial services industry and our Company and our Company’s performance in particular during 2010 impacted the Compensation Committee’s determinations with regard to changes to the Named Executive Officers’ compensation. In addition, the Committee considered that the Named Executive Officers did not receive any cash bonus in 2009 or 2010 and will not receive cash bonuses in 2011 as long as we are in the CPP, together with the Company’s objective to award total compensation to its executive officers that is competitive with that paid by institutions in the Peer Group.
The performance factors the Committee considered in establishing Mr. Foley’s compensation included his assistance in negotiating and finalizing our merger agreement with M&T, managing open and accurate dialogue with all stakeholders before and after the execution of the merger agreement, recruiting and retaining staff in key senior management positions during that process, strengthening the Company’s liquidity position, and continuing development of the Company’s fee businesses.
The performance factors considered in establishing Mr. Gibson’s compensation included his increased responsibilities as Chief Operating Officer of our Company, assistance in negotiating and finalizing our merger agreement with M&T, managing our Company’s interest rate risk and capital, liquidity management, and assistance with divestitures.
The performance factors the Committee considered in establishing Mr. Farrell’s compensation included his assistance in our integration with M&T, increasing sales of our Company’s Corporate Client Services business internationally, increasing sales of our investment management services, integrating our retirement services business with the former AST Capital Trust Company, and risk management.
The performance factors the Committee considered in establishing Mr. Graham’s compensation included refining the pricing for the Wealth Advisory Services business, expanding the business through acquisitions or hiring, and improving the business line’s profitability.
The performance factors the Committee considered in establishing Ms. Moody’s compensation included establishing an enterprise risk management program that includes the continued reduction in our credit risks, increasing the operational efficiency of our commercial lending business, and assistance in our integration with M&T.
We do not assign specific weightings to these separate performance factors in determining our executive officers’ compensation, and do not set any specific standards or parameters or any specific quantitative financial or other performance threshold that must be reached to generate a minimum or a maximum increase in salary or any bonus for any executive officer or any threshold, target, or maximum award for any executive officer. Instead, the Compensation Committee compares each executive officer’s

Wilmington Trust Corporation 2010 Form 10-K	197
performance against the totality of performance factors established for the executive officer at the beginning of the year, taking into account the recommendations of Mr. Foley with respect to salaries and any bonuses other than his own.
The Committee reviewed Mr. Foley’s performance in 2010 and considered his assistance in negotiating and finalizing our merger agreement with M&T, managing communications with all stakeholders before and after the execution of the merger agreement, recruiting and retaining staff in key senior management positions during that process, strengthening our Company’s liquidity position, and facilitating the continued development of its fee businesses. Based on the Committee’s subjective evaluation of his performance, and the CPP’s and our other regulatory requirements, the Committee increased Mr. Foley’s base salary to $1,500,000.
The Committee reviewed Mr. Gibson’s performance in 2010, noting in particular his increased responsibilities as Chief Operating Officer of our Company, his assistance in negotiating and finalizing our merger agreement with M&T, managing our Company’s interest rate risk and capital, liquidity management, and assistance with divestitures. Based on the Committee’s subjective evaluation of his performance, and the CPP’s and our other regulatory requirements, the Committee increased Mr. Gibson’s base salary to $1,000,000.
The Committee reviewed Mr. Farrell’s performance in 2010, noting in particular his assistance in our integration with M&T and his contributions to the Company’s strategic objectives to increase sales of its Corporate Client Services business nationally and internationally, achieving record sales for the business in 2010, increase sales of our Company’s investment management and deposit services, integrate our Company’s retirement services businesses, and risk management. Based on the Committee’s subjective evaluation of his performance, and the CPP’s and our other regulatory requirements, the Committee increased Mr. Farrell’s base salary to $1,000,000.
The Committee reviewed Mr. Graham’s performance in 2010, noting in particular his contributions in refining the pricing for our Wealth Advisory Services business, expanding the business through new hires, and working toward improving the business line’s profitability. Based on the Committee’s subjective evaluation of his performance, and the CPP’s and our other regulatory requirements, the Committee maintained Mr. Graham’s base salary.
The Committee reviewed Ms. Moody’s performance in 2010, noting in particular her contributions in establishing an enterprise risk management program, increasing the operational efficiency of our commercial lending business, and assistance in our integration with M&T. Based on the Committee’s subjective evaluation of her performance, and the CPP’s and our other regulatory requirements, the Committee awarded Ms. Moody a cash bonus of $525,000 for 2010.
The Committee believes that its process of providing performance objectives to each executive officer at the beginning of the year, its subjective review of those officers’ achievement of those objectives at the end of the year relying substantially on Mr. Foley’s evaluation of each executive’s performance, and its award to those officers of compensation at the end of the year based on its assessment of the totality of each executive’s achievement of those objectives, provides the most appropriate incentives to those officers to maximize returns to the Company’s stockholders and to achieve the Company’s long-term objectives.

Wilmington Trust Corporation 2010 Form 10-K	198
Our stockholders have approved the bonus plan for our executive officers. Any increase in value that accrues to our executive officers from restricted stock awarded to them as a bonus is based entirely on our stock’s performance subsequent to the date of grant, and bears a direct relationship to the value our stockholders realize.
Tax Considerations
Section 162(m) of the Internal Revenue Code and the regulations thereunder (collectively, “Section 162(m)”) prohibit companies from deducting compensation paid to certain executive officers in excess of $1 million unless that compensation is “performance-based.” Accordingly, salary and certain other compensation not tied to achievement of pre-established performance goals are included in Section 162(m)’s $1 million deduction cap. Until the CPP funds are repaid, we cannot deduct compensation awarded to any Named Executive Officer in excess of $500,000 annually.
Stock Options
Under our 2009 Long-Term Incentive Plan, we are able to make cash-based and stock-based awards. As noted above, however, under the CPP, after June 15, 2009, we cannot award stock options to our Named Executive Officers or ten next MHCEs until the CPP funds are repaid. In addition, under our merger agreement with M&T, we cannot award stock options without M&T’s prior consent. Stock options we granted in 2010 to other officers vest after three years and have terms of up to ten years, and are intended to motivate the recipients to increase our Company’s long-term value. In granting stock options to our officers in 2010, we considered the number of options the officer received previously; the officer’s level; changes in his or her duties and responsibilities during the year; and our Company’s current and prospective performance. We did not employ any formula in awarding these stock options. Instead, the Compensation Committee compared each officer’s performance against the totality of performance factors established for that officer at the beginning of the previous year, taking into account the recommendations of our Chief Executive Officer. All such stock options were granted with exercise prices equal to the last sale price of our stock on the date of grant. Any value that accrues to our officers from those stock options is based entirely on appreciation in our stock price following the date of grant, and bears a direct relationship to the value our stockholders realize. In addition, although our 2009 Long-Term Incentive Plan permits our Compensation Committee or Select Committee to make cash awards under that plan, neither of those committees has ever done so under any of our prior long-term incentive plans. Instead, they have granted only stock options and restricted stock under those plans, since we believe these types of awards most closely align our executive officers’ interests with those of our stockholders over the long term. The performance factors the Compensation Committee considered in awarding stock options were the same as those it considered in setting our executives’ base salaries and bonus awards.
Perquisites
We provide country club memberships and reimbursement of automobile expenses for certain executive and other senior officers who have client entertainment responsibilities and relocation assistance in appropriate circumstances.

Wilmington Trust Corporation 2010 Form 10-K	199
COMPENSATION COMMITTEE REPORT
The Compensation Committee evaluates all components of compensation of the Company’s executive officers, including:
•	Base salary, bonus, and long-term incentives;
•	Accumulated stock option and restricted stock gains;
•	The dollar value of perquisites and other personal benefits; and
•	The present value of benefits under the Pension Plan and the SERP.
In evaluating these and the Company’s compensation policies and practices, the Committee considers risk management and appropriate risk-taking incentives. Among the risks the Committee considers in evaluating these policies and practices include the Company’s credit risk, market risk, liquidity risk, reputational risk, operational risk, fraud risk, strategic risk, technology risk, and data security and business continuity risk. The Company uses a number of practices to help mitigate these risks:
•	Incentive awards for senior officers are based on a number of factors, and not on a single, short-term factor;
•	Several performance factors that serve as the basis for incentive awards are expressly directed at mitigating risk and improving controls, business integration, and succession planning;
•	Incentives in the form of restricted stock typically do not fully vest for several years after grant;
•	The overall level of incentive compensation the Company awards is not excessive compared to incentive compensation awarded to employees of comparable institutions and is limited by the CPP’s and other regulatory restrictions;
•	Under the CPP, incentives for the Company’s executive officers are limited to restricted stock of no more than one-third of the officer’s total annual compensation; and
•	Bonuses paid under the Company’s incentive plans are subject to recovery, or ‘clawback,’ if found to be based on materially inaccurate financial statements or other materially inaccurate performance metric criteria.
The Company monitors incentive awards made to its staff, and reviews those awards in light of the risks to which the Company may be subject. The Compensation Committee reviews the design and function of the Company’s incentive plans, approves the Company’s Executive Incentive Plan and Long-Term Incentive Plan (the incentive plans under which the Company’s executive officers are compensated) and the awards granted under those plans, and monitor performance under those plans. The Company’s other incentive plans are approved and administered by its Incentive Compensation Committee, comprised of three of the Company’s senior officers. The Company ensures that significant modifications to those plans are communicated to and approved by that committee. In addition, these plans are reviewed periodically by the Compensation Committee and the Company’s Audit Services Department.
In 2010, the Compensation Committee conducted a detailed review of all 34 incentive plans of the Corporation and its wholly-owned subsidiaries (collectively, “Wilmington Trust”) listed on Exhibit 99.3 to this Form 10-K to determine whether those plans subject the Company to unnecessary or excessive risk, or encourage its staff to manipulate its earnings. The factors we considered in conducting this review included the governance structure of each plan; whether the plan includes a cap or maximum on each participant’s incentive

Wilmington Trust Corporation 2010 Form 10-K	200
opportunity; whether the Company retains discretion in making the incentive award; the performance metrics for each plan; whether payouts under the plan are linked to overall corporate goals; the timing of payments under the plan; whether the plan provides for the ‘clawback’ of awards; the contribution of plan awards to the participant’s overall pay mix; and risk-mitigating factors for the plan. As a result of that evaluation, the Compensation Committee certifies that:
•	It has reviewed with the Corporation’s senior risk officer the Corporation’s senior executive officer (“SEO”) compensation plans, and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary or excessive risks that threaten the value of Wilmington Trust;
•	It has reviewed with the Corporation’s senior risk officer the employee incentive plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to Wilmington Trust; and
•	It has reviewed the employee incentive plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Wilmington Trust to enhance the compensation of any staff member.
In reaching these conclusions, the Committee considered the factors noted above, as well as the controls the Corporation has in place to mitigate the payment of inappropriate awards for staff members who can reprice its products or receive a percentage of net income derived from product sales. The Committee reviews Wilmington Trust’s incentive plans to determine whether they subject the Company to unnecessary or excessive risk or encourage its staff to manipulate earnings at least semi-annually.
The Committee has reviewed and discussed the Compensation Discussion and Analysis above with management, and has recommended to the Board of Directors that this disclosure be included in this Form 10-K. Submitted by the Compensation Committee of the Corporation’s Board of Directors:
Susan D. Whiting, Chair Carolyn S. Burger Louis J. Freeh Robert W. Tunnell Jr.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee’s members are Susan D. Whiting (Chair), Carolyn S. Burger, Louis J. Freeh, and Robert W. Tunnell Jr. No member of the Compensation Committee is a current or past officer or employee of the Company. No executive officer of the Company serves as a member of the compensation committee or Board of Directors of any other company whose members include an individual who also serves on our Board of Directors or the Compensation Committee.

Wilmington Trust Corporation 2010 Form 10-K	201
SUMMARY COMPENSATION TABLE
The following table shows information about compensation the Company awarded in 2010, 2009, and 2008 to its current and former chief executive officer, chief financial officer, and its three other most highly compensated executive officers at December 31, 2010 (the “Named Executive Officers”).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)(4)	(i)	(j)
							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($) (5)	($)

Donald E. Foley,	2010	$701,539	$—	$352,111	$—	N/A	$112,838	$20,579	$1,187,067
Chief Executive Officer

David R. Gibson,	2010	$594,769	$—	$201,403	$—	N/A	$610,078	$5,789	$1,412,039
Executive Vice President,	2009	$405,000	$—	$205,524	$51,000	N/A	$417,164	$7,080	$1,085,768
Chief Operating Officer, and	2008	$387,115	$—	$401,327	$145,600	N/A	$441,147	$8,995	$1,384,184
Chief Financial Officer

William J. Farrell II,	2010	$710,154	$—	$201,077	$—	N/A	$628,792	$8,604	$1,548,627
Executive Vice President	2009	$415,385	$—	$206,483	$51,000	N/A	$389,735	$9,630	$1,072,233
	2008	$395,192	$—	$211,924	$145,600	N/A	$405,533	$9,003	$1,167,252

Mark A. Graham,	2010	$627,000	$—	$200,944	$—	N/A	$444,110	$20,365	$1,292,419
Executive Vice President	2009	$341,219	$—	$167,790	$51,000	N/A	$237,858	$22,444	$820,311
	2008	$312,500	$—	$176,290	$124,800	N/A	$177,355	$76,244	$867,189

Carol B. Moody,	2010	$151,442	$525,000	$—	$—	N/A	$8,615	$1,337	$686,394
Senior Vice President

Ted T. Cecala,	2010	$678,277	$—	$1,222	$—	N/A	$803,179	$4,739	$1,487,417
Former Chairman of the Board	2009	$778,846	$—	$220,119	$142,800	N/A	$1,048,627	$32,304	$2,222,696
and Chief Executive Officer	2008	$735,577	$—	$950,231	$416,000	N/A	$1,268,350	$34,348	$3,404,506

(1)	The following Named Executive Officers were awarded the following total bonuses under the Company’s Incentive Plan for services performed during 2010, 2009, and 2008: $351,710 for Mr. Foley for 2010; $200,000 for 2009 and $195,000 for 2008 for Mr. Gibson; $200,000 for 2009 and 2008 for Mr. Farrell; $200,000 for 2009 and $162,500 for 2008 for Mr. Graham; $525,000 for Ms. Moody for 2010; and $200,000 for Mr. Cecala for 2008.

For 2010, these amounts were in the form of (a) for Mr. Foley, restricted stock that is scheduled to vest on the earlier of June 3, 2012 and upon the consummation of our merger with M&T, and (b) for Ms. Moody, cash. For 2009, all of these amounts were in the form of restricted stock that is scheduled to vest on the later of 2/16/2012 and immediately following consummation of our merger with M&T. For 2008, all of these amounts were in the form of restricted stock that originally was scheduled to vest in equal installments on 2/28/2010, 2/28/2011 and 2/28/2012, provided that no such shares would vest until the Treasury no longer holds any debt or equity security the Company issued to it under the CPP, but now is scheduled to vest immediately following consummation of our merger with M&T.

The portion of each Named Executive Officer’s bonus that is in the form of restricted stock is subject to forfeiture prior to vesting.

(2)	The value shown includes dividends received on the restricted stock awards. The value of these awards is determined by multiplying the number of restricted shares granted by the stock’s closing price on the grant date.

Wilmington Trust Corporation 2010 Form 10-K	202

(3)	The assumptions used in valuing these option awards are detailed in Note 20, “Stock-based compensation plans,” in the consolidated financial statements in this report. These valuations were calculated with respect to the grant date fair value of these awards under Accounting Standards Codification (“ASC”) 718.

(4)	The assumptions used in valuing these benefits (which are all attributable to changes in pension value) are detailed in Note 19, “Pension and other postretirement benefits,” in the consolidated financial statements in this report.

(5)	Represents: (a) the Company’s contributions to its Thrift Savings Plan for Mr. Gibson of $4,825, Mr. Farrell of $7,350, Mr. Graham of $7,350, Ms. Moody of $1,082, and Mr. Cecala of $3,675 in 2010; Mr. Gibson of $4,800, Messrs. Farrell and Graham of $7,350, and Mr. Cecala of $3,175 in 2009; and Messrs. Gibson, Farrell, Graham, and Cecala of $6,900 in 2008; (b) premiums the Company paid for term life insurance for each of Mr. Foley of $1,224, Mr. Gibson of $964, Mr. Farrell of $1,254, Mr. Graham of $1,127, Ms. Moody of $255, and Mr. Cecala of $1,064 in 2010; Messrs. Gibson, Farrell, and Cecala of $2,280 and Mr. Graham of $2,223 in 2009; and Mr. Gibson of $2,095, Mr. Farrell of $2,103, Mr. Graham of $1,230, and Mr. Cecala of $2,280 in 2008; (c) expense the Company recognized for country club memberships for Mr. Graham of $11,888 in 2010, $12,871 in 2009, and $68,114 in 2008; and Mr. Cecala of $26,349 in 2009 and $25,168 in 2008; and (d) relocation benefits of $19,355 the Company provided Mr. Foley in 2010. The amount expensed for Mr. Graham in 2008 for country club memberships included a one-time initiation fee of $52,300.
GRANTS OF PLAN-BASED AWARDS FOR 2010
The following provides information about grants of plan-based awards for 2010:

Estimated Future Payouts
		Under Non-Equity			Estimated Future Payouts
		Incentive			Under Equity Incentive
		Plan Awards			Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
All Other Option
								All Other Stock	Awards: Number	Exercise or	Grant Date
								Awards: Number	of Securities	Base Price of	Fair Value of
								of Shares of	Underlying	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	(#)	($/Sh)	Awards

Donald E. Foley[1]	6/3/2010							23,463			$351,710
David R. Gibson	2/16/2010							15,552			$199,999
William J. Farrell II	2/16/2010							15,552			$199,999
Mark A. Graham	2/16/2010							15,552			$199,999
Carol B. Moody	—							—			—
Ted T. Cecala	—							—			—

(1)	Mr. Foley received 10,000 stock options on February 16, 2010 in his capacity as an independent director. This award is described under “Director Compensation in 2010.”

(2)	The restricted stock granted to Messrs. Farrell, Gibson, and Graham is scheduled to vest on the later of February 16, 2012 and immediately following the consummation of our merger with M&T. The restricted stock granted to Mr. Foley is scheduled to vest on the earlier of June 3, 2012, and upon the consummation of our merger with M&T. Since it is in the form of restricted stock, this portion of each Named Executive Officer’s bonus is subject to forfeiture prior to vesting.
Dividends are paid on restricted stock at the rate paid on the Company’s outstanding stock.

Wilmington Trust Corporation 2010 Form 10-K	203
OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
The following table sets forth information about outstanding equity awards to the Named Executive Officers at December 31, 2010:

	Option Awards							Stock Awards
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
											Equity Incentive	Equity Incentive
	Number of		Number of		Equity			Number of		Market Value	Plan Awards:	Plan Awards:
	Securities		Securities		Incentive Plan			Shares or		of Shares or	Number of	Market or Payout
	Underlying		Underlying		Awards: Number of			Units of		Units of	Unearned Shares,	Value of Unearned
	Unexercised		Unexercised		Securities Underlying	Option		Stock That		Stock That	Units or Other	Shares, Units or
	Options		Options		Unexercised	Exercise	Option	Have Not		Have Not	Rights That Have	Other Rights That
	(#)		(#)		Unearned Options	Price	Expiration	Vested		Vested	Not Vested	Have Not Vested
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)		($)	(#)	($)

Donald E. Foley	3,500	[2,3]				$43.70	2/13/2017	23,463	[6]	$101,289
			5,000	[2,4]		$33.08	2/13/2018
			10,000	[2,5]		$10.63	4/22/2019
			10,000	[2,5]		$12.86	2/16/2020

David R. Gibson	15,000	[3]				$30.875	2/14/2011	7,270	[7]	$31,552
	30,000	[3]				$32.985	2/10/2012	8,162	[8]	$35,423
	20,000	[3]				$27.91	2/19/2013	20,461	[9]	$88,801
	20,000	[3]				$37.02	2/24/2014	15,552	[10]	$67,496
	20,000	[3]				$33.90	2/20/2015
	20,000	[3]				$43.27	2/19/2016
	30,000	[3]				$43.70	2/13/2017
			35,000	[4]		$33.08	2/13/2018
			50,000	[5]		$10.63	4/22/2019

William J. Farrell Jr.	10,000	[3]				$30.875	2/14/2011	1,034	[7]	$4,488
	10,000	[3]				$32.985	2/10/2012	3,023	[8]	$13,120
	8,000	[3]				$27.91	2/19/2013	20,986	[9]	$91,079
	8,000	[3]				$37.02	2/24/2014	15,552	[10]	$67,496
	12,000	[3]				$33.90	2/20/2015
	12,000	[3]				$43.27	2/19/2016
	25,000	[3]				$43.70	2/13/2017
			35,000	[4]		$33.08	2/13/2018
			50,000	[5]		$10.63	4/22/2019

Mark A. Graham	10,000	[3]				$30.875	2/14/2011	695	[7]	$3,016
	10,000	[3]				$32.985	2/10/2012	3,023	[8]	$13,120
	17,750	[3]				$27.91	2/19/2013	17,051	[9]	$74,001
	12,000	[3]				$37.02	2/25/2014	15,552	[10]	$67,496
	12,000	[3]				$33.90	2/20/2015
	10,000	[3]				$43.27	2/19/2016
	10,000	[3]				$43.70	2/13/2017
			30,000	[4]		$33.08	2/13/2018
			50,000	[5]		$10.63	4/22/2019

Carol B. Moody	N/A		N/A			N/A	N/A	N/A

Ted T. Cecala[1]	80,000					$30.875	2/14/2011
	90,000					$32.985	2/10/2012
	90,000					$27.91	2/19/2013
	90,000					$37.02	7/19/2013
	90,000					$33.90	7/19/2013
	90,000					$43.27	7/19/2013
	100,000					$43.70	7/19/2013

Wilmington Trust Corporation 2010 Form 10-K	204

(1)	Mr. Cecala retired on 7/19/2010.

(2)	Mr. Foley received these stock options in his capacity as an independent director.

(3)	These options originally were scheduled to expire ten years after grant, but now will be cancelled for no consideration upon the consummation of our merger with M&T.

(4)	These options vested on 2/14/2011 and originally were scheduled to expire ten years after grant, but now will be cancelled for no consideration upon the consummation of our merger with M&T.

(5)	These options originally were scheduled to vest on the later of (a) three years after the date of grant and (b) the date on which the U.S. Treasury no longer holds any debt or equity security the Company issued to it under the CPP, and expire ten years after grant, but now will be cancelled for no consideration upon the consummation of our merger with M&T.

(6)	Restricted stock scheduled to vest on the earlier of 6/3/2012 and upon the consummation of our merger with M&T.

(7)	Restricted stock vested on 2/14/2011.

(8)	Restricted stock originally was scheduled to vest on 2/13/2012, but now is scheduled to vest immediately following the consummation of our merger with M&T.

(9)	Restricted stock originally was scheduled to vest in equal installments on 2/28/2010, 2/28/2011, and 2/28/2012, provided that no such shares would vest until the Treasury no longer holds any debt or equity security the Company issued to it under the CPP, but now is scheduled to vest immediately following the consummation of our merger with M&T.

(10)	Restricted stock scheduled to vest on the later of 2/16/2012 and immediately following the consummation of our merger with M&T.
OPTION EXERCISES AND STOCK VESTED IN 2010
The following table provides information about stock options exercised by and restricted stock vested for each Named Executive Officer during 2010:

	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Donald E. Foley	0	$—	—	$—
David R. Gibson	0	$—	1,631	$20,975
William J. Farrell II	0	$—	1,600	$20,576
Mark A. Graham	0	$—	1,086	$14,466
Carol B. Moody	0	$—	—	$—
Ted T. Cecala[1]	0	$—	3,103	$39,905

(1)	Mr. Cecala retired on 7/19/2010.

Wilmington Trust Corporation 2010 Form 10-K	205
PENSION BENEFITS AS OF DECEMBER 31, 2010
The following table provides information about benefits under our Pension Plan and Supplemental Executive Retirement Plan (“SERP”) for the Named Executive Officers at December 31, 2010:

(a)	(b)	(c)	(d)		(e)
		Number of Years	Present Value of		Payments During
Name	Plan Name	Credited Service	Accumulated Benefit		Last Fiscal Year ($)

Donald E. Foley	Pension Plan	0.6	$19,928	(1)	N/A

	SERP	0.6	$92,910	(2)

David R. Gibson	Pension Plan	27.7	$387,567	(1)	N/A

	SERP	27.7	$2,269,691	(2)

William J. Farrell II	Pension Plan	34.6	$386,982	(1)	N/A

	SERP	34.6	$2,495,747	(2)

Mark A. Graham	Pension Plan	27.7	$273,177	(1)	N/A

	SERP	27.7	$1,452,381	(2)

Carol B. Moody	Pension Plan	0.4	$8,615	(1)	N/A

	SERP		$—

Ted T. Cecala	Pension Plan	31.0	$971,855	(1)	N/A

	SERP	31.0	$8,829,143	(2)

(1)	Based on the RP-2000 Combined healthy M/F mortality table and an assumed interest rate of 6.00%.

(2)	Based on the RP-2000 Combined healthy M/F mortality table and an assumed interest rate of 5.90%.
Pension Plan and SERP
Our Pension Plan is designed to provide retirement benefits to the Company’s staff members, including the Named Executive Officers. The SERP is designed to provide retirement benefits that would not be permitted to be paid under the Pension Plan by the Internal Revenue Code.
The normal annual retirement benefit from the Pension Plan is the greater of:
(a)	1.5% of the Named Executive Officer’s average annual earnings for the five-year period ending December 31, 1993, multiplied by years of service as of December 31, 1993; or
(b)	(1) (a) 1.5% of the Named Executive Officer’s average annual earnings for the five-year period ending December 31, 1987; (b) less 1.25% of the Social Security Primary Insurance Amount as of December 31, 1987; (c) all multiplied by years of service as of December 31, 1987; plus

Wilmington Trust Corporation 2010 Form 10-K	206
(2) 1.0% of the Named Executive Officer’s earnings during 1988 up to one-half of the 1988 Social Security taxable wage base (the “SSTWB”), plus 1.8% of earnings during 1988 in excess of one-half of the SSTWB; plus
(3) For each year after 1988, (a) 1.25% of the Named Executive Officer’s earnings in that year up to one-half of the SSTWB for that year, plus (b) 1.6% of earnings during that year in excess of one-half of the SSTWB.
For purposes of determining amounts to which participants are entitled under the Pension Plan, for years before 1994, earnings include base salary and amounts paid under our Profit-Sharing Bonus Plan (the “Profit-Sharing Bonus Plan”), but do not include other bonus or incentive payments. The Profit-Sharing Bonus Plan was terminated in 2003. For years after 1993, earnings also include other bonus and incentive payments. Benefits under the Pension Plan vest in full after five years of participation in the plan. The normal form of pension provided under the Pension Plan is a single life annuity or a 50% joint and survivor benefit. The Pension Plan also provides for an actuarially-equivalent joint and survivor annuity with a survivor benefit of 66⅔% or 100%, as selected by the participant.
The normal monthly retirement benefit from the SERP is 60% of the Named Executive Officer’s average annual earnings for the highest paid five years of the final ten years of employment, multiplied by a fraction the numerator of which is the Named Executive Officer’s years of credited service at retirement and the denominator of which is 30, divided by 12. All such amounts are reduced by benefits payable from the Pension Plan.
For purposes of determining amounts to which participants are entitled under the SERP, average monthly earnings include base salary and amounts paid under the Profit-Sharing Bonus Plan and other bonus and incentive plans. The SERP pays a monthly pension, beginning at the same time the Named Executive Officer begins to receive his or her Pension Plan benefit, in the form of a single life annuity or a 50% joint and survivor annuity. Benefits under the SERP begin to vest after five years of participation in the plan at the rate of one-fifteenth per year, but accelerate and vest in full (a) upon reaching 55 with ten years participation or (b) in the event of a “Change in Control” as that term is defined in the change in control agreements discussed below.
Each of the Pension Plan and the SERP provides for a reduction in benefits in the event of early retirement. The maximum reduction is 40% of the benefit available on the normal retirement date if retirement is seven years before that date.
The assumptions used in valuing the benefits reflected in the table above are detailed in Note 19, “Pension and other postretirement benefits,” in the consolidated financial statements in this Form 10-K. Those benefits are not subject to deduction of Social Security or other offset amounts.
Other Post-Termination Benefits
Under change-in-control agreements certain of the Company’s subsidiaries have entered into with certain of their officers, including the Named Executive Officers, those subsidiaries pay severance pay and a continuation of certain benefits if (a) a “Change in Control” occurs and (b) the officer’s employment is terminated involuntarily, either actually or constructively, without

Wilmington Trust Corporation 2010 Form 10-K	207
cause within two years after that Change in Control. In general, the agreements deem a “Change in Control” to have occurred if any of the following happens:
•	The Company or the subsidiary consolidates or merges with and into a third party;

•	The Company or the subsidiary transfers substantially all assets to a third party or completely liquidates or dissolves;

•	A third party acquires any combination of beneficial ownership of and irrevocable voting proxies for more than 15% of the Company’s or the subsidiary’s voting stock or the ability to control the election of the Company’s or the subsidiary’s directors or its management or policies;

•	The persons serving as the Company’s directors on February 29, 1996, and those replacements or additions subsequently nominated by that Board or by persons nominated by them, are no longer at least a majority of the Company’s Board; or

•	A regulatory agency determines that a change in control of the Company or the subsidiary has occurred.
Under these agreements, the Named Executive Officer is entitled to severance pay in a lump sum of 100% times three years’ of the Named Executive Officer’s (1) highest base salary in the 12 months preceding the termination of his or her employment and (2) all  bonus and incentive payments for the most recently completed fiscal year, all discounted to present value at a discount rate of the rate paid on the termination date on U.S. Treasury bills with maturities of one and one-half years, and net of imputed income. In addition, the Named Executive Officer generally would receive medical, life, disability, and health-and-accident benefits at the subsidiary’s expense for three years. The Compensation Committee concluded that, following a change-in-control and termination of an executive officer’s employment or a diminution of his or her duties, payment of three years’ of the executive officer’s base salary and bonus payments for the preceding year discounted to present value, together with medical, life, disability, and health coverage for three years, is consistent with change-in-control payments offered to executive officers at other institutions. These benefits are reduced to the extent any would constitute “golden parachute payments” under the Internal Revenue Code of 1986, as amended. The Compensation Committee believes that these benefits further our corporate goals to provide incentives that promote the retention of our executive officers and further our overall corporate objectives to compensate our executive officers appropriately. In addition, no Named Executive Officer may receive any benefit from the Company that would constitute a golden parachute payment (a) until we are no longer deemed to be a TARP Recipient (as such term is defined in 31 C.F.R. §30.1), and (b) unless such payment is permitted under the FDIC’s golden parachute payment regulations.
At December 31, 2010, the closing price of our common stock was $4.34, which is less than the strike price for all Named Executive Officer unexercised stock options. Further, all unexercised options will be cancelled for no consideration upon the consummation of our merger with M&T.
In addition, certain of the Named Executive Officers’ unvested restricted stock awards vest automatically upon a Change in Control. The aggregate amount of severance payments and the value of restricted stock vesting and other benefits payable upon a Change in Control at December 31, 2010 to our Named Executive Officers who are current staff members, taking into account the “golden parachute payment” reduction under the change-in-control agreements described above, would have been approximately: Mr. Foley — $139,293; Mr. Gibson — $1,860,022 (of which $67,496 (15,552 shares) cannot vest until the later of February 16, 2012 and immediately following the consummation of our

Wilmington Trust Corporation 2010 Form 10-K	208
merger with M&T); Mr. Farrell — $2,092,007 (of which $67,496 (15,552 shares) cannot vest until the later of February 16, 2012 and immediately following the consummation of our merger with M&T); Mr. Graham — $1,466,810 (of which $67,496 (15,552 shares) cannot vest until the later of February 16, 2012 and immediately following the consummation of our merger with M&T); and Ms. Moody — $0. These amounts include the costs of the Named Executive Officer receiving family coverage for medical and dental benefits for three years after termination of employment. As noted above, no Named Executive Officer may receive any benefit that would constitute a golden parachute payment (a) until we are no longer deemed to be a TARP Recipient, and (b) unless such payment is permitted under the FDIC’s golden parachute payment regulations.
Upon retirement, unvested restricted stock awards to our Named Executive Officers would normally accelerate. However, if at the time of retirement the Named Executive Officer is subject to the CPP golden parachute payment prohibitions, all such unvested awards would be forfeited. Further, any such accelerations may only be made to the extent permitted under the FDIC’s golden parachute payment regulations. Assuming that the above rules do not require forfeiture or prevent acceleration, then the value of unvested restricted stock awards to which our Named Executive Officers who are current staff members would be entitled upon retirement on December 31, 2010 was: Mr. Foley, $101,829; Mr. Gibson, $223,271; Mr. Farrell, $176,182; Mr. Graham, $157,633; and Ms. Moody, $0.
The value of the unvested restricted stock awards to which the Named Executive Officers who are current staff members would be entitled to have vested upon death or disability on December 31, 2010 was: Mr. Foley, $101,829; Mr. Gibson, $223,271 ($88,801 of which would not accelerate until we are no longer deemed to be a TARP Recipient); Mr. Farrell, $176,182 ($91,079 of which would not accelerate until we are no longer deemed to be a TARP Recipient); Mr. Graham, $157,633 ($74,001 of which would not accelerate until we are no longer deemed to be a TARP Recipient); and Ms. Moody, $0.
These amounts are independent of retirement benefits payable to these officers.
Nonqualified Deferred Compensation as of December 31, 2010

(a)	(b)	(c)	(d)	(e)	(f)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at
	in Last FY	in Last FY	Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)

Donald E. Foley	N/A	N/A	N/A	N/A	N/A
David R. Gibson	N/A	N/A	N/A	N/A	N/A
William J. Farrell II	N/A	N/A	N/A	N/A	N/A
Mark A. Graham	N/A	N/A	N/A	N/A	N/A
Carol B. Moody	N/A	N/A	N/A	N/A	N/A
Ted T. Cecala	N/A	N/A	N/A	N/A	N/A

Wilmington Trust Corporation 2010 Form 10-K	209
Director Compensation in 2010
The following table provides information about compensation paid to our directors in 2010:

(a)	(b)	(c) (5)	(d) (5)(6)	(e)	(f)	(g)	(h)(2)
					Change in Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Carolyn S. Burger	$96,505	$14,995	$45,600	N/A	N/A	N/A	$157,100
R. Keith Elliott(1)	$62,305	$14,995	$45,600	N/A	N/A	N/A	$122,900
Donald E. Foley(2)(3)(4)	$—	$—	$45,600	N/A	N/A	N/A	$45,600
Louis J. Freeh	$102,005	$14,995	$45,600	N/A	N/A	N/A	$162,600
Gailen Krug (3)	$87,905	$—	$45,600	N/A	N/A	N/A	$133,505
Rex L. Mears	$70,405	$14,995	$45,600	N/A	N/A	N/A	$131,000
Stacey J. Mobley(1)(3)	$—	$—	$45,600	N/A	N/A	N/A	$45,600
Michelle M. Rollins (1)(3)	$17,105	$14,995	$45,600	N/A	N/A	N/A	$77,700
Oliver R. Sockwell(1)(4)	$6,705	$14,995	$45,600	N/A	N/A	N/A	$67,300
Robert W. Tunnell Jr.	$68,909	$29,991	$45,600	N/A	N/A	N/A	$144,500
Susan D. Whiting (4)	$74,807	$7,500	$45,600	N/A	N/A	N/A	$127,907

(1)	Messrs. Elliott, Mobley, and Sockwell and Ms. Rollins retired from the Board during 2010.

(2)	Mr. Foley earned these fees while serving as an independent director of the Corporation and before being appointed Chief Executive Officer.

(3)	Messrs. Foley and Mobley and Ms. Krug deferred receipt of 100% of these shares until retirement. Ms. Whiting deferred receipt of 50% of these shares until retirement.

(4)	Messrs. Foley and Mobley deferred receipt of cash for 2010 until retirement.

(5)	These stock and option awards were made under our 2009 Long-Term Incentive Plan.

(6)	The assumptions used in valuing these option awards are detailed in Note 20, “Stock-based compensation,” in the consolidated financial statements included in this Report. The grant date fair value of stock options awarded in 2010 to each director computed in accordance with ASC 718 was $4.56.
As of December 31, 2010, 56,000 nonstatutory stock options were outstanding to each of Ms. Burger and Messrs. Elliott, Mears, Mobley, and Tunnell; 36,500 nonstatutory stock options were outstanding to Ms. Krug; 32,500 nonstatutory stock options were outstanding to Ms. Whiting; 28,500 nonstatutory stock options were outstanding to Mr. Foley; 25,000 nonstatutory stock options were outstanding to each of Ms. Rollins and Mr. Sockwell; and 10,000 nonstatutory stock options were outstanding to Mr. Freeh. These stock options will be cancelled for no consideration upon the consummation of our merger with M&T.
In addition, as of December 31, 2010, 13,859 stock awards were outstanding for Mr. Tunnell; 9,745 stock awards were outstanding for Ms. Whiting; 8,517 stock awards were outstanding for Mr. Mobley; 6,403 stock awards were outstanding for Ms. Burger; 6,326 stock awards were outstanding for Mr. Elliott; 6,247 stock awards were outstanding for Mr. Mears; 6,175 stock awards were outstanding for Mr. Foley; 5,313 stock awards were outstanding for Ms. Krug; 3,184 stock awards were outstanding for Ms. Rollins; 1,755 stock awards were outstanding for Mr. Sockwell; and 1,391 stock awards were outstanding for Mr. Freeh.
We pay our outside directors an annual retainer of $30,000 and a $2,000 fee for each Board meeting they attend. We also pay them a $1,200 fee for each committee meeting they attend, $1,000 for any telephonic Board meeting they attend, and $600 for any telephonic committee meeting they attend. Our lead director receives an additional $25,000 annually; the chairperson of the Compensation Committee, Nominating and Corporate Governance Committee, and Risk Management Committee receives an additional $7,500 annually; the chairperson of the Compensation Committee receives an additional $6,000 annually; the

Wilmington Trust Corporation 2010 Form 10-K	210
chairperson of the Audit Committee receives an additional $10,000 annually; and each other member of the Audit Committee receives an additional $5,000 annually.
Directors receive the first half of their annual retainer in our Company’s common stock, and may elect to receive the second half of the annual retainer either in cash or our Company’s common stock. Directors can elect each year to defer receipt of the cash and/or stock portion of their directors’ fees until they are no longer a director.
If a director elects to defer receipt of any cash portion of his or her directors’ fees, he or she may elect to earn a yield on the deferred portion based on (1) yields Wilmington Trust Company pays on certain of its deposit products and/or (2) changes in the price of our Company’s common stock, together with dividends on that stock at the rate earned on our Company’s outstanding stock. If a director elects to defer receipt of any stock portion of his or her director’s fees, the deferred portion will accrue dividend equivalents at the rate earned on our Company’s outstanding stock until paid.
Under our Company’s long-term incentive plans, our directors have also been entitled to receive stock options. Those stock options are typically granted only at the regularly scheduled meeting of the Compensation Committee held in February of each year. The exercise price of any options granted to our Company’s directors is the last sale price of our stock on the date of grant.
Directors who are also officers of the Company do not receive any fees or other compensation for service on any committee.

Wilmington Trust Corporation 2010 Form 10-K	211
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
OWNERSHIP OF WILMINGTON TRUST STOCK
The following table includes shares in the Company beneficially owned by each director, each executive officer who is a current staff member named in the Summary Compensation Table in Item 11, “Executive Compensation,” and by all such directors and executive officers as a group as of February 9, 2011.
Under the SEC’s rules, “beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, whether or not the shares are held for the individual’s benefit.
amount and nature of beneficial ownership

	(Number of	Voting and/or				Phantom
Name of	Shares)	Investment	Right to		Percent of	Stock	Restricted Stock
Beneficial Owner	Direct(1)	Power(4)	Acquire(5)	Total	Class	Units(6)	Units (7)

C. S. Burger	9,605	—	36,000	45,605	*
W. J. Farrell	54,076	—	120,500	174,576	*
D. E. Foley	23,463	—	8,500	31,963	*	7,687.47	6,174.767
L.J. Freeh	1,391	—	—	1,391	*
D. R. Gibson	75,222 [2]	102	210,000	285,324	*
M.A. Graham	52,736	10,857	111,750	175,343	*
R.V.A. Harra Jr.	363,467 [3]	1,756	325,000	690,223	*
G. Krug	2,121	1,000	16,500	19,621	*		5,311.686
R. L. Mears	4,304	12,345	36,000	52,649	*
R. W. Tunnell Jr.	88,246	165,501	36,000	289,747	*
S. D. Whiting	3,205	—	12,500	15,705	*		6,542.586
Directors, Nominees, and Executive Officers as a Group (14 persons)	710,336	194,757	1,031,261	1,936,354	2.118%

(1)	This column includes stock held by directors and executive officers or certain members of their immediate families.

(2)	Twenty-three thousand sixty-seven of these shares are pledged.

(3)	Three hundred twenty-three thousand seven hundred sixty-three of these shares are pledged.

(4)	This column includes stock for which directors or executive officers are deemed to have sole or shared voting power.

(5)	This column includes shares which directors or executive officers have the right to acquire within 60 days after December 31, 2010.

(6)	These phantom stock units were acquired in lieu of directors’ fees. Their value is based on the market price of our common stock, together with dividend equivalents on that stock. The units can be redeemed only for cash following termination of the individual’s service as a director, and do not have voting rights.

(7)	These restricted stock units were acquired in lieu of stock which the director was entitled to receive for his annual retainer. They earn dividend equivalents, and can be redeemed only for stock following termination of the individual’s service as a director.

*	Less than 1%

Wilmington Trust Corporation 2010 Form 10-K	212
In Schedule 13Gs filed with the Securities and Exchange Commission, BlackRock, Inc. (“BlackRock”), Paulson & Co. Inc. (“Paulson”), The Vanguard Group, Inc. (“Vanguard”), and Susquehanna Capital Group (“Susquehanna”) reported that, as of December 31, 2010, they held shares of our common stock as follows:

Title of	Name and address of	Amount and nature of		Percent
class	beneficial owner	beneficial ownership		of class

Common	BlackRock, Inc.
	55 East 52nd Street
	New York, NY 10055	4,820,438	(1)	5.3%

Common	Paulson & Co. Inc.
	1251 Avenue of the Americas
	New York, NY 10020	5,135,000	(2)	5.6%

Common	The Vanguard Group, Inc.
	100 Vanguard Boulevard
	Malvern, PA 19355	5,075,852	(3)	5.5%

Common	Susquehanna Capital Group
	401 City Avenue, Suite 220
	Bala Cynwyd, PA 19004	4,944,549	(4)	5.4%

(1)	The Schedule 13G reflects that BlackRock has sole voting and dispositive power with respect to all 4,820,438 of these shares.

(2)	The Schedule 13G reflects that Paulson & Co. has sole voting and dispositive power with respect to all 5,135,000 of these shares.

(3)	The Schedule 13G reflects that Vanguard has sole voting power with respect to 68,274 of these shares and sole dispositive power with respect to 5,007,128 of these shares.

(4)	The Schedule 13G reflects that Susquehanna has sole voting and dispositive power with respect to 4,856,677 of these shares.
See also “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this report.

Wilmington Trust Corporation 2010 Form 10-K	213
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain of our Company’s subsidiaries have banking transactions in the ordinary course of business with Mss. Burger and Krug, Messrs. Freeh, Mears, and Tunnell, and certain of our officers and their associates on the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others not related to the lender and that do not involve more than the normal risk of collectability or present other unfavorable features.
INDEPENDENCE
The Nominating and Corporate Governance Committee as well as the Board at least annually review relationships that directors have with the Company to determine whether there are any material relationships that would preclude a director from being independent. A candidate is not independent if:
•	The director or any member of his or her immediate family is a current or past executive officer of the Company;

•	(a) The director is a current employee of the independent registered public accounting firm of the Company; (b) the director or any member of his or her immediate family is a current partner of that firm; (c) any immediate family member of the director is a current employee of that firm and personally worked on the Company’s audit; or (d) the director or an immediate family member was within the last three years a partner or employee of that firm and personally worked on the Company’s audit within that time;

•	The director has served as a consultant to the Company within the last three years;

•	Any of the Company’s executive officers has served on the Compensation Committee of the company by which the director is employed within the last three years;

•	Loans to the director and his or her affiliates exceed fifty percent (50%) of the loan-to-one borrower limit of WTC;

•	The director or any member of his or her immediate family received more than $120,000 in direct compensation, other than directors’ fees, from the Company within any of the last three years;

•	The Company’s total payments to or from a firm that employs the director or for which his or her immediate family member is an executive officer exceeded the greater of $1 million or 1% of the firm’s gross revenues within any of the last three years; or

•	The Company’s contributions to a charitable organization that employs the director exceeded $200,000 within any of the last three years.
These standards are consistent with the listing standards of the New York Stock Exchange, the stock exchange on which our shares trade. Under these standards, Mss. Burger, Krug, and Whiting and Messrs. Freeh, Mears, and Tunnell are independent. Accordingly, all of the members of the Audit, Compensation, Nominating and Corporate Governance, and Risk Management Committees are independent.

Wilmington Trust Corporation 2010 Form 10-K	214
We post these independence standards on our Website at www.wilmingtontrust.com under “Investor Relations — Corporate Governance.”
In addition, no member of the Audit Committee or the Compensation Committee or his or her immediate family may have received any consulting, advisory, or other compensatory fee, other than directors’ fees, from the Company in its most recent fiscal year.
Item 14. Principal Accountant Fees and Services
AUDIT, AUDIT-RELATED, TAX, AND ALL OTHER FEES
The following table sets forth the aggregate fees for professional services rendered by KPMG to the Company for calendar years 2010 and 2009.

(in millions)	2010	2009

Audit Fees (1)	$3,825,377	$2,367,400
Audit-Related (2)	493,720	280,090
Tax Fees (3)	363,677	133,082
All other fees (4)	247,905	—

	$4,930,679	$2,780,572

(1)	These are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and internal controls, for the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, SAS 70 reports, for services normally provided in connection with transactions or statutory or regulatory filings or engagements.

(2)	These are fees paid for assurance and related services and consisted principally of audits of financial statements of employee benefit plans, common trust funds, and the Company’s broker-dealer and other subsidiaries.

(3)	These are fees paid for professional services rendered for tax advice and consulting and tax preparation work for the Company’s subsidiaries.

(4)	These are fees paid for evaluations conducted as a result of the Company’s regulatory examinations.
The Audit Committee or the Chair of the Audit Committee pre-approves audit, review, and attest engagements and permissible non-audit services the Company’s independent registered public accounting firm provides, or those services are performed in accordance with pre-approval policies and procedures the Audit Committee has established. The Company’s policies with respect to the approval and pre-approval of services the independent registered public accounting firm provides are reflected in the Independent Registered Public Accounting Firm Services Policy the Audit Committee has adopted and is attached as Exhibit 99.4 to this Form 10-K.

Wilmington Trust Corporation 2010 Form 10-K	215
Part IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements required by this Item are incorporated by reference from Item 8. No additional financial statement schedules are required to be filed as part of this report.
The exhibits listed below have been or are being filed as part of this report. Any exhibit is available to any shareholder:
•	Free of charge on our Internet site at www.wilmingtontrust.com or through the SEC’s Web site at www.sec.gov.

•	By sending a written request, plus $0.20 per page for duplicating costs, to Investor Relations at our headquarters address or to IR@wilmingtontrust.com.

Exhibit
number	Exhibit

2.1	Agreement and Plan of Merger dated as of October 31, 2010 among Wilmington Trust Corporation, M&T Bank Corporation, and MTB One, Inc. (Commission File Number 1-14659)[1]

3.1	Amended and Restated Certificate of Incorporation of the Corporation (Commission File Number 1-14659) [2]

3.2	Amended and Restated Bylaws of the Corporation (Commission File Number 1-14659)[3]

3.3	Form of Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated December 16, 2004 (Commission File Number 1-14659)[4]

3.4	Certificate of Designations for Series A Preferred Stock dated December 12, 2008 (Commission File Number 1-14659)[5]

4.1	Amended and Restated Rights Agreement dated as of December 16, 2004 between Wilmington Trust Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-14659)[6]

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated October 31, 2010, between the Corporation and Wells Fargo Bank, N.A. (Commission File Number 1-146597)[7]

4.3	Indenture Relating to Subordinated Debt Securities dated as of May 4, 1998 between Wilmington Trust Corporation and Norwest Bank Minnesota, National Association (Commission File Number 1-14659)[8]

4.4	Officers’ Certificate dated April 1, 2003 establishing the terms of the 4.875% Subordinated Note due 2013 (Commission File Number 1-14659)[9]

4.5	Subordinated Note of Wilmington Trust Corporation dated April 4, 2003 (Commission File Number 1-14659)[10]

4.6	Officers’ Certificate pursuant to the Indenture, dated April 1, 2008, establishing the terms of the 8.50% Subordinated Note due 2018 (Commission File Number 1-14659)[11]

4.7	Form of 8.50% Subordinated Note due 2018 (Commission File Number 1-14659)[12]

4.8	Form of Certificate for Series A Preferred Stock (Commission File Number 1-14659)[13]

4.9	Warrants to Purchase Shares of Common Stock (Commission File Number 1-14659)[14]

10.1	Amended and Restated Supplemental Executive Retirement Plan (Commission File Number 1-14659)[15]

10.2	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659)[16]

10.3	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[17]

Wilmington Trust Corporation 2010 Form 10-K	216

Exhibit
number	Exhibit

10.4	Severance Agreement dated as of February 29, 1996 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659)[18]

10.5	Severance Agreement dated as of February 22, 2006 between Wilmington Trust Company and Michael A. DiGregorio (Commission File Number 1-14659)[19]

10.6	Severance Agreement dated as of February 13, 2007 between Wilmington Trust Company and Kevyn N. Rakowski (Commission File Number 1-14659)[20]

10.7	Severance Agreement dated as of December 19, 2000 between Wilmington Trust of Pennsylvania and Mark A. Graham[21]

10.8	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and William J. Farrell II (Commission File Number 1-14659)[22]

10.9	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and David R. Gibson (Commission File Number 1-14659)[23]

10.10	Amendment No. 1 to Severance Agreement dated as of December 19, 2000 between Wilmington Trust Company and Robert V.A. Harra Jr. (Commission File Number 1-14659)[24]

10.11	Severance Agreement dated as of June 3, 2010 between Wilmington Trust Company and Donald E. Foley (Commission File Number 1-14659)[25]

10.12	2008 Employee Stock Purchase Plan[26]

10.13	1999 Long-Term Incentive Plan (Commission File Number 1-14659)[27]

10.14	Amended and Restated 2002 Long-Term Incentive Plan of Wilmington Trust Corporation (Commission File Number 1-14659)[28]

10.15	2001 Non-Employee Directors’ Stock Option Plan (Commission File Number 1-14659)[29]

10.16	2004 Executive Incentive Plan (Commission File Number 1-14659)[30]

10.17	Amended and Restated 2005 Long-Term Incentive Plan (Commission File Number 1-14659)[31]

10.18	2009 Executive Incentive Plan (Commission File Number 1-14659)[32]

10.19	2009 Long-Term Incentive Plan (Commission File Number 1-14659)[33]

10.20	Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of January 1, 2001 (Commission File Number 1-14659)[34]

10.21	Amendment to the Amended and Restated Limited Liability Company Agreement of Cramer Rosenthal McGlynn, LLC dated as of June 28, 2002 (Commission File Number 1-14659)[35]

10.22	Second Amended and Restated Limited Liability Company Agreement of Roxbury Capital Management, LLC dated as of August 1, 2003 (Commission File Number 1-14659)[36]

10.23	Stock Purchase Agreement dated as of January 30, 2008 among Michael Karfunkel and Leah Karfunkel, as Trustees for the 2005 Michael Karfunkel Grantor Retained Annuity Trust, George Karfunkel, Renee Karfunkel, Leah Karfunkel, Michael Karfunkel, AST Capital Trust Company of Delaware, and Wilmington Trust FSB (Commission File Number 1-14659) [37]

10.24	Form of Stock Option Agreement (Commission File Number 1-14659)[38]

10.25	Form of Director Stock Option Agreement (Commission File Number 1-14659)[39]

10.26	Form of Restricted Stock Agreement (Commission File Number 1-14659)[40]

10.27	Form of Restricted Stock Unit Agreement (Commission File Number 1-14659)[41]

10.28	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, dated December 12, 2008, between Wilmington Trust Corporation and the United States Department of the Treasury (Commission File Number 1-14659)[42]

Wilmington Trust Corporation 2010 Form 10-K	217

Exhibit
number	Exhibit

10.29	Form of Waiver (Commission File Number 1-14659)[43]

10.30	Amendments to Benefit Plans dated December 12, 2008 (Commission File Number 1-14659)[44]

10.32	Supervisory Agreement dated February 17, 2011 between Wilmington Trust FSB and the Office of Thrift Supervision (Commission File Number 1-14659) [45]

21	Subsidiaries of Wilmington Trust Corporation[46]

23	Consent of KPMG LLP[46]

31(i) and (ii)	Rule 13a-14(a)/15d-14(a) Certifications[46]

32	Section 1350 Certifications[46]

99.1	Certifications for Capital Purchase Program[46]

99.2	Peer Group[46]

99.3	Incentive Compensation Plans[46]

99.4	Independent Registered Public Accounting Firm Services Policy[46]

[1]	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on November 1, 2010.

[2]	Incorporated by reference to Exhibit 3(a) to the Report on Form S-8 of Wilmington Trust Corporation filed on October 31, 1991.

[3]	Incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on July 23, 2010.

[4]	Incorporated by reference to Exhibit A to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

[5]	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[6]	Incorporated by reference to Exhibit 1 to the Form 8-A/A of Wilmington Trust Corporation filed on December 16, 2004.

[7]	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on November 1, 2010.

[8]	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Wilmington Trust Corporation filed on November 29, 2007.

[9]	Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed March 2, 2009.

[10]	Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2005.

[11]	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on April 1, 2008.

[12]	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on April 1, 2008.

[13]	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[14]	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[15]	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on December 23, 2010.

[16]	Incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[17]	Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[18]	Incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 30, 1996.

[19]	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 1, 2007.

[20]	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[21]	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[22]	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[23]	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[24]	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

Wilmington Trust Corporation 2010 Form 10-K	218

[25]	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on June 3, 2010.

[26]	Incorporated by reference to Exhibit C to the Proxy Statement of Wilmington Trust Corporation filed on February 29, 2008.

[27]	Incorporated by reference to Exhibit A to the Proxy Statement of Wilmington Trust Corporation filed on March 31, 1999.

[28]	Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-K of Wilmington Trust Corporation filed on November 9, 2004.

[29]	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on April 2, 2001.

[30]	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 9, 2004.

[31]	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[32]	Incorporated by reference to Exhibit C to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009.

[33]	Incorporated by reference to Exhibit D to the Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009.

[34]	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q/A of Wilmington Trust Corporation filed on March 25, 2003.

[35]	Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on August 14, 2002.

[36]	Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on March 15, 2004.

[37]	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 29, 2008.

[38]	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 22, 2010.

[39]	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 22, 2010.

[40]	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Wilmington Trust Corporation filed on February 22, 2010.

[41]	Incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004.

[42]	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[43]	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[44]	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Wilmington Trust Corporation filed on December 16, 2008.

[45]	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Wilmington Trust Corporation filed on February 23, 2011.

[46]	Filed herewith.

Wilmington Trust Corporation 2010 Form 10-K	219
SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILMINGTON TRUST CORPORATION
March 1, 2011	By:	/s/ Donald E. Foley
DONALD E. FOLEY, Director,
Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.
March 1, 2011

/s/ Donald E. Foley DONALD E. FOLEY, Director, Chief Executive Officer	/s/ Louis J. Freeh LOUIS J. FREEH, Director

/s/ Robert V.A. Harra Jr.	/s/ Gailen Krug

ROBERT V.A. HARRA JR., Director and President	GAILEN KRUG, Director

/s/ David R. Gibson	/s/ Rex L. Mears

DAVID R. GIBSON, Executive Vice President, Chief Operating Officer, and Chief Financial Officer	REX L. MEARS, Director

/s/ Kevyn N. Rakowski	/s/ Robert W. Tunnell Jr.

KEVYN N. RAKOWSKI, Senior Vice President and Controller	ROBERT W. TUNNELL JR., Director

/s/ Carolyn S. Burger	/s/ Susan D. Whiting

CAROLYN S. BURGER, Director	SUSAN D. WHITING, Director