Form 10-Q
period 2011-03-31
WILMINGTON TRUST CORP
filed 2011-05-13
CIK 872821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2011
Common stock — Par Value $1.00	91,514,375 shares

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	March 31,	December 31,
(dollars in millions)	2011	2010

ASSETS
Cash and due from banks	$166.7	$153.5
Interest-bearing deposits in other banks	2,423.3	2,091.8
Federal funds sold and securities purchased under agreements to resell	—	30.0
Investment securities available for sale	394.9	486.9
Investment securities held to maturity (fair value of $109.2 in 2011 and $101.3 in 2010)	102.7	101.8

Total investment securities	497.6	588.7
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	41.5	35.6
Loans:
Commercial, financial, and agricultural loans	2,027.2	2,178.6
Real estate — construction loans	1,300.5	1,429.1
Commercial mortgage loans	1,918.1	1,959.5

Total commercial loans	5,245.8	5,567.2
Residential mortgage loans	425.6	434.6
Consumer loans	1,061.7	1,134.3
Loans secured with investments	377.4	389.8

Total retail loans	1,864.7	1,958.7

Total loans, net of unearned income of $4.2 in 2011 and $4.3 in 2010	7,110.5	7,525.9
Reserve for loan losses	(409.5)	(440.8)

Net loans	6,701.0	7,085.1
Loans held for sale	24.4	52.5
Premises and equipment, net	131.4	133.2
Goodwill, net of accumulated amortization of $29.8 in 2011 and 2010	336.8	336.3
Other intangible assets, net of accumulated amortization of $52.6 in 2011 and $50.7 in 2010	27.5	29.2
Accrued interest receivable	20.3	20.8
Other assets	357.7	375.9

Total assets	$10,728.2	$10,932.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED) — (Continued)

	March 31,	December 31,
(dollars in millions)	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$1,476.7	$1,092.6
Interest-bearing deposits:
Savings deposits	923.4	914.0
Interest-bearing demand deposits	3,830.8	4,078.3
Certificates under $100,000	930.7	961.7
Local certificates $100,000 and over	96.6	96.5

Total core deposits	7,258.2	7,143.1
National brokered certificates	1,581.4	1,832.0

Total deposits	8,839.6	8,975.1
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	85.6	122.3
Other debt	0.8	0.9

Total short-term borrowings	86.4	123.2
Accrued interest payable	28.7	19.6
Other liabilities	361.7	368.0
Long-term debt	595.5	595.0

Total liabilities	9,911.9	10,080.9
Stockholders’ equity:
Wilmington Trust stockholders’ equity:
Preferred stock: $1.00 par value, 1,000,000 shares authorized, 330,000 5% cumulative shares issued and outstanding	325.4	325.0
Common stock: $1.00 par value, 150,000,000 shares authorized, 100,234,596 shares issued	100.2	100.2
Capital surplus	461.9	463.7
Retained earnings	322.6	360.7
Accumulated other comprehensive loss	(110.7)	(112.4)

Total contributed capital and retained earnings	1,099.4	1,137.2
Less: treasury stock: 8,720,221 shares in 2011 and 8,804,231 shares in 2010, at cost	(283.1)	(285.5)

Total stockholders’ equity	816.3	851.7

Total liabilities and stockholders’ equity	$10,728.2	$10,932.6

See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended
	March 31,
(dollars in millions, except per share amounts)	2011	2010

NET INTEREST INCOME
Interest and fees on loans	$68.9	$91.4
Interest and dividends on investment securities:
Taxable interest	4.1	5.5
Tax-exempt interest	0.1	0.1
Dividends	0.1	0.3
Interest on deposits in other banks	1.2	0.2

Total interest income	74.4	97.5
Interest on deposits	14.0	14.2
Interest on short-term borrowings	—	0.7
Interest on long-term debt	8.2	7.9

Total interest expense	22.2	22.8
Net interest income	52.2	74.7
Provision for loan losses	(41.3)	(77.4)

Net interest income/(loss) after provision for loan losses	10.9	(2.7)

NONINTEREST INCOME
Advisory fees:
Wealth Advisory Services:
Trust and investment advisory fees	34.2	34.4
Mutual fund fees	0.6	0.9
Planning and other services	6.6	8.8

Total Wealth Advisory Services	41.4	44.1
Corporate Client Services:
Global corporate trust services	23.0	23.0
Retirement services	23.7	21.5
Investment/cash management services	3.8	3.5

Total Corporate Client Services	50.5	48.0
Cramer Rosenthal McGlynn	5.3	4.7
Roxbury Capital Management	—	0.1

Total advisory fees	97.2	96.9
Amortization of affiliate intangibles	(1.5)	(1.9)

Total advisory fees after amortization of affiliate intangibles	95.7	95.0
Service charges on deposit accounts	6.8	7.7
Loan fees and late charges	1.3	1.7
Card fees	2.3	2.2
Other noninterest income	1.4	0.7
Securities gains, net of losses	—	0.2
Total other-than-temporary impairment losses	(5.0)	(29.9)
Amount of loss recognized in other comprehensive income (before taxes)	—	11.9

Net other-than-temporary impairment losses recognized in income	(5.0)	(18.0)

Total noninterest income	102.5	89.5

Net interest and noninterest income	$113.4	$86.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) — (Continued)

	For the three months ended
	March 31,
(dollars in millions, except per share amounts)	2011	2010

NONINTEREST EXPENSE
Salaries and wages	$49.8	$49.2
Incentives and bonuses	11.0	7.1
Employment benefits	17.4	16.1

Total staffing-related expense	78.2	72.4
Net occupancy	8.0	8.1
Furniture, equipment, and supplies	10.4	10.2
Advertising and contributions	2.4	1.7
Servicing and consulting fees	5.0	3.5
Subadvisor expense	13.1	11.5
Travel, entertainment, and training	2.2	1.7
Originating and processing fees	2.7	2.9
Insurance	9.6	6.6
Legal and auditing fees	5.8	2.7
OREO and loans held for sale write-downs/losses and reserve for unfunded lending commitments	0.1	1.8
Other noninterest expense	8.8	8.4

Total noninterest expense	146.3	131.5

NET (LOSS)/INCOME
Loss before income taxes and noncontrolling interest	(32.9)	(44.7)
Income tax expense/(benefit)	0.6	(16.4)

Net loss before noncontrolling interest	(33.5)	(28.3)
Net income attributable to noncontrolling interest	—	0.9

Net loss attributable to Wilmington Trust Corporation	(33.5)	(29.2)
Dividends and accretion on preferred stock	4.6	4.6

Net loss available to common stockholders	$(38.1)	$(33.8)

Net loss per common share:
Basic	$(0.42)	$(0.44)
Diluted	$(0.42)	$(0.44)
Weighted average common shares outstanding (in thousands):
Basic	90,976	76,465
Diluted	90,976	76,465
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Wilmington Trust Corporation
					Accumulated
					other
	Preferred	Common	Capital	Retained	comprehensive	Treasury	Noncontrolling
(dollars in millions, except per share amounts)	stock	stock [1]	surplus	earnings	loss [2]	stock	interest	Total

2011
Balance at January 1, 2011	$325.0	$100.2	$463.7	$360.7	$(112.4)	$(285.5)	$—	$851.7
Comprehensive loss
Net loss [3]	—	—	—	(33.5)	—	—	—	(33.5)
Other comprehensive income [2]	—	—	—	—	1.7	—	—	1.7

Total comprehensive loss								(31.8)
Cash dividend paid on preferred stock	—	—	—	(4.2)	—	—	—	(4.2)
Common stock issued under employment benefit plans and to the Board of Directors (93,694 shares)	—	—	(2.5)	—	—	2.5	—	—
Stock-based compensation expense	—	—	0.7	—	—	—	—	0.7
Preferred stock discount accretion	0.4	—	—	(0.4)	—	—	—	—
Acquisition of treasury stock (9,684 shares)	—	—	—	—	—	(0.1)	—	(0.1)

Balance at March 31, 2011	$325.4	$100.2	$461.9	$322.6	$(110.7)	$(283.1)	$—	$816.3

2010
Balance at January 1, 2010	$323.3	$78.5	$214.8	$1,101.5	$(116.3)	$(295.1)	$0.4	$1,307.1
Comprehensive loss
Net loss [3]	—	—	—	(29.2)	—	—	—	(29.2)
Other comprehensive income [2]	—	—	—	—	6.7	—	—	6.7

Total comprehensive loss								(22.5)
Cash dividend paid: $0.01 per common share	—	—	—	(0.6)	—	—	—	(0.6)
Cash dividend paid on preferred stock	—	—	—	(4.2)	—	—	—	(4.2)
Common stock issued (21,706,250 shares)	—	21.7	251.6	—	—	—	—	273.3
Common stock issued under employment benefit plans and to the Board of Directors (102,757 shares)	—	—	(2.6)	—	—	2.6	—	—
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Preferred stock discount accretion	0.4	—	—	(0.4)	—	—	—	—
Acquisition of treasury stock (1,967 shares)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	0.9	0.9
Decrease in noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)

Balance at March 31, 2010	$323.7	$100.2	$465.2	$1,067.1	$(109.6)	$(292.6)	$—	$1,554.0

[1]	Shares outstanding were 91,514,375 and 91,197,969 at March 31, 2011, and March 31, 2010, respectively.

[2]	See Note 4 for additional information on other comprehensive income.

[3]	Net loss attributable to Wilmington Trust Corporation.
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
(in millions)	2011	2010
OPERATING ACTIVITIES
Net loss before noncontrolling interest	$(33.5)	$(28.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	41.3	77.4
Provision for depreciation and other amortization	4.8	5.1
Amortization of other intangible assets	1.8	2.3
Amortization of discounts and premiums on investment securities available for sale	0.3	0.3
Accretion of discounts and premiums on investment securities held to maturity	0.1	(0.3)
Tax refund received	0.4	33.5
Increase in deferred income taxes	(10.4)	(22.0)
Deferred tax asset valuation allowance	11.4	—
Originations of residential mortgages	(25.5)	(32.8)
Gross proceeds from sales of residential mortgages	25.8	33.4
Gains on sales of residential mortgages	(0.3)	(0.6)
Write-downs on other real estate owned and loans held for sale	5.2	—
Sale proceeds and payments made on other real estate owned and loans held for sale	28.5	2.0
Securities (gains)/losses:
Other-than-temporary impairment	5.0	18.0
Other	—	(0.2)
Amortization of gain on interest rate floors	(1.0)	(2.1)
Stock-based compensation expense	0.7	1.4
Decrease in other assets	16.3	34.4
Increase/(decrease) in other liabilities	35.6	(12.9)

Net cash provided by operating activities	$106.5	$108.6

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	$—	$0.2
Proceeds from maturities of investment securities available for sale	88.7	203.7
Proceeds from maturities of investment securities held to maturity	0.4	1.3
Purchases of investment securities available for sale	—	(112.5)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, at cost	(5.9)	—
Decrease in cash due to divestiture of Grant Tani Barash & Altman	—	(3.2)
Purchase of residential mortgages	—	(1.7)
Net decrease in loans	303.9	208.9
Purchases of premises and equipment	(3.0)	(3.5)
Dispositions of premises and equipment	0.1	—

Net cash provided by investing activities	$384.2	$293.2

FINANCING ACTIVITIES
Net increase/(decrease) in demand, savings, and interest-bearing demand deposits	$146.0	$(394.6)
Net decrease in certificates of deposit	(281.5)	(173.0)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(36.7)	(146.3)
Proceeds from issuance of common stock	—	274.0
Stock issuance costs	—	(0.7)
Cash dividends	(4.2)	(4.8)
Acquisition of treasury stock	(0.1)	(0.1)

Net cash used for financing activities	$(176.5)	$(445.5)
Effect of foreign currency translation on cash	0.5	(0.9)
Increase/(decrease) in cash and cash equivalents	314.7	(44.6)
Cash and cash equivalents at beginning of period	2,275.3	383.4

Cash and cash equivalents at end of period	$2,590.0	$338.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the three months ended
	March 31,
(in millions)	2011	2010

Cash paid for:
Interest	$13.1	$22.0
Taxes	$0.3	$—

Non-cash items:
Loans transferred to other real estate owned	$28.7	$13.6
Net loans transferred out of loans held for sale	$1.7	$—
See Notes to Consolidated Financial Statements

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Proposed Merger with M&T Bank Corporation
ADVERSE FINANCIAL CONDITION

Our full-year 2010 losses were primarily the result of two factors. First, we continued to experience credit deterioration in our loan portfolio, reflecting the extent of our exposure to real estate construction lending and its concentration in Delaware. Second, our continued losses required us to establish a significant deferred tax asset valuation allowance.
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
THE PROPOSED MERGER
On November 1, 2010, we announced that we signed a definitive merger agreement with M&T. In the merger, our common stockholders will receive 0.051372 shares of M&T common stock for each share of our common stock they hold. Our outstanding Series A Preferred Stock issued to the U.S. Department of the Treasury under the CPP will be exchanged for one-one hundredth (1/100) of a share of M&T preferred stock with substantially the same rights, powers, and preferences, and the warrants issued to the U.S. Department of the Treasury in connection with the issuance of the Series A Preferred Stock will be converted automatically into a warrant to purchase M&T common stock, subject to appropriate adjustments. The merger agreement contains certain customary covenants restricting the conduct of our business, other than in the ordinary course consistent with past practice, until the closing of the merger. The closing of the merger is subject to certain conditions, including approval by our stockholders and regulators. Our stockholders approved the merger on March 22, 2011 and we have obtained all necessary approvals to close the merger from our regulators. Subject to the terms and conditions of the merger agreement, we expect to close the merger on May 16, 2011, at which point we will become a wholly-owned subsidiary of MT&T. The merger agreement also contains a material adverse events clause and certain termination provisions and, under specified circumstances, we would be required to pay M&T a termination fee of $30 million.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
Form 10-Q for the three months ended March 31, 2011
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
We have applied our critical accounting policies and estimation methods consistently in all periods presented in this report and we have discussed these policies with our Audit Committee. The information in this report has not been audited. It includes all adjustments of a normal recurring nature that we believe are necessary for fair presentation. We have reclassified certain prior-year amounts to conform to the current-year presentation. The consolidated financial statements in this report should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” in our 2010 Annual Report on Form 10-K.
Our consolidated financial statements include the accounts of Wilmington Trust Corporation, our wholly-owned subsidiaries, and the subsidiaries in which we are majority owner. We eliminate intercompany balances and transactions in consolidation.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Although we are majority owner of CRM, we do not consolidate CRM’s results because CRM principals retain control over certain governance matters. We do not consolidate RCM’s results because we are not majority owner and RCM principals retain control over certain governance matters. For information on how we account for CRM, RCM, and other subsidiaries and affiliates, read Note 4, “Affiliates and acquisitions,” in our 2010 Annual Report on Form 10-K.
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
GTBA contribution to Wilmington Trust’s financial statements

Between
Jan. 1 and Feb. 16,
(dollars in millions)	2010
Revenue (net of amortization)	$2.2
Expense	$1.8
Noncontrolling interest	$0.9
3. Stock-based compensation plans
The Compensation Committee and the Select Committee of our Board of Directors administer a long-term incentive plan, an executive incentive plan, an employee stock purchase plan (ESPP), and a directors’ deferred fee plan. We account for our stock-based compensation plans in accordance with ASC 718, “Stock Compensation.” For more information about these plans, how we determine valuations of stock-based awards, and about how our merger agreement with M&T affects our ability to grant shares under these plans, read Note 20, “Stock-based compensation plans,” in our 2010 Annual Report on Form 10-K.
The common shares we issue as stock-based compensation come from our treasury, which held approximately 8.7 million shares at March 31, 2011. This is more than adequate to meet the requirements of our current stock-based compensation plans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock-based compensation expense

	For the three months ended
	March 31,
(in millions)	2011	2010
Compensation expense:
Common stock options	$0.4	$0.6
Restricted common stock	0.7	0.5
Employee stock purchase plan	(0.4)	0.3

Total compensation expense	$0.7	$1.4
Tax benefit[1]	0.4	0.4

Net income effect	$0.3	$1.0

[1]	Deferred tax assets related to the tax benefit shown are offset by a valuation allowance.
Stock options
Stock option valuation assumptions

For the three months ended
March 31,
	2011[1]	2010
Risk-free interest rate	—	2.23% – 3.72%
Volatility of Corporation’s common stock	—	34.06% – 44.50%
Expected dividend yield	—	1.42% – 2.96%
Expected life of options	—	4.6 to 8.7 years

[1]	No stock options were granted during the first three months of 2011.
For the valuation assumptions in the table above:
•	We used the Black-Scholes valuation method.
•	The risk-free interest rate was the U.S. Treasury rate commensurate with the expected life of options on the date of each grant.
•	We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
•	We based the expected life of stock option awards on historical experience. Expected life is the period of time we estimate that granted stock options will remain outstanding.
Stock-based compensation expense for incentive stock options and the ESPP affects our income tax expense and effective tax rate, because we are not allowed a tax deduction unless the award recipient or ESPP subscriber makes a disqualifying disposition upon exercise. As a participant in the CPP, we may not deduct compensation of more than $500,000 paid to any named executive officer identified in Item 11 of our 2010 Annual Report on Form 10-K for any year in which the U.S. Treasury holds any debt or equity security we issued under the CPP.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
No stock options were exercised during the three months ended March 31, 2011 or 2010.
Long-term incentive plan option activity

		Weighted	Weighted
	Common	average	average	Aggregate
	stock	exercise	remaining	intrinsic value
For the three months ended March 31, 2011	options	price	contractual term	(in millions) [1]
Options outstanding at January 1, 2011	7,133,788	$30.48
Options granted	—	$—
Options exercised	—	$—
Options expired	(580,775)	$32.75
Options forfeited	(93,700)	$16.56

Options outstanding at March 31, 2011	6,459,313	$30.47	5.1 years	$—
Options exercisable at March 31, 2011	4,953,113	$36.11	4.1 years	$—

[1]	At March 31, 2011, the closing price of our common stock was $4.52, which was less than the strike price for all options.
Unvested stock options
At March 31, 2011, total unrecognized compensation cost related to unvested common stock options was $2.5 million, which we expect to record over a weighted average period of 1.4 years. Unvested stock options will be cancelled for no consideration upon consummation of our merger with M&T. If the merger is consummated, we expect our future expense related to these options to be zero.
Restricted common stock grants
We measure the fair value of restricted common stock by its last sale price on the date of the restricted stock grant. We amortize the value of restricted stock grants into stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. We recorded $0.7 million of expense for restricted stock grants during the three months ended March 31, 2011. At March 31, 2011, total unrecognized compensation cost related to restricted stock grants was $2.9 million, which we expect to record over a weighted average period of 1.1 years.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted stock activity

		Weighted average fair
For the three months ended March 31, 2011	Number of shares	value at grant date
Restricted shares outstanding at January 1, 2011	458,082	$15.51
Restricted shares granted	93,694	$4.40
Restricted shares vested	(43,588)	$20.64
Restricted shares forfeited	—	$—

Restricted shares outstanding at March 31, 2011	508,188	$13.02
Employee stock purchase plan (ESPP)
For the ESPP, we base stock-based compensation expense on the fair value of plan participants’ options to purchase shares, amortized over the plan’s fiscal year. We use the Black-Scholes method to determine the fair value of these options. For the three months ended March 31, 2011, the total recognized compensation cost related to the ESPP was $(0.4) million. On March 23, 2011, in accordance with our merger agreement with M&T, our Board of Directors authorized the termination of the ESPP effective immediately preceding the closing of our merger with M&T. Because the ESPP will terminate prior to the closing of our merger with M&T, we expect our future expense related to this plan to be zero.
ESPP Activity

	Shares reserved for	Subscriptions	Price per
	future subscriptions	outstanding	share
Balance at January 1, 2010	547,059	251,143
Forfeitures	26,881	(26,881)	$12.67
Shares issued	—	(224,262)	$12.67
Subscriptions entered into on June 1, 2010	(217,119)	217,119	$12.45
Forfeitures	154,798	(154,798)	$12.45

Balance at January 1, 2011	511,619	62,321
Forfeitures	57,581	(57,581)	$12.45

Balance at March 31, 2011	569,200	4,740

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Comprehensive (loss)/income

	For the three months
	ended March 31,
(in millions)	2011	2010
Net loss before noncontrolling interest	$(33.5)	$(28.3)

Other comprehensive income, net of tax[1]:
Net unrealized (losses)/gains on securities, net of taxes of $(0.3) and $1.0	(0.4)	1.9
Reclassification adjustment for securities losses included in net income, net of taxes of $0.0 and $(0.1)	—	(0.1)
Non-credit portion of OTTI held-to-maturity investment securities recognized in other comprehensive income (OCI), net of taxes of $0.0 and $(4.3)	—	(7.6)
Accretion of non-credit portion of OTTI investment security losses that were recognized previously in OCI, net of taxes of $(0.1) and $(0.1)	(0.2)	(0.2)
Reclassification of unrealized losses recorded previously at the time of transfer to held-to-maturity, net of taxes of $0.0 and $2.2	—	3.8
Reclassification adjustment of current period other-than-temporary impairment that was previously recognized in OCI, net of taxes of $1.1 and $6.1	1.8	11.0
Reclassification from accumulated OCI into earnings of discontinued cash flow hedges, net of taxes of $(0.4) and $(0.7)	(0.7)	(1.4)
Foreign currency translation adjustments, net of taxes of $0.3 and $(0.6)	0.5	(1.1)
SERP liability adjustment, net of taxes of $0.0 and $0.1	0.3	0.2
Minimum pension liability adjustment, net of taxes of $0.2 and $0.0	0.4	0.2

Total other comprehensive income	1.7	6.7

Comprehensive loss before the noncontrolling interest	$(31.8)	$(21.6)
Comprehensive income attributable to the noncontrolling interest	—	0.9

Comprehensive loss attributable to Wilmington Trust Corporation	$(31.8)	$(22.5)

[1]	Deferred tax assets related to the tax effects shown are offset by a valuation allowance.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Earnings per share
Computation of basic and diluted earnings per share

	For the three months
	ended March 31,
(in millions, except per share amounts)	2011	2010

Net loss	$(33.5)	$(29.2)
Dividends and accretion on preferred stock	4.6	4.6

Net loss available to common shareholders	$(38.1)	$(33.8)

Average common shares issued and outstanding	91.0	76.5

Dilutive common shares from employee stock options, unvested restricted stock, ESPP subscriptions, and stock warrants	—	—

Total diluted common shares issued and outstanding	91.0	76.5

Basic loss per common share	$(0.42)	$(0.44)
Diluted loss per common share[1]	$(0.42)	$(0.44)
Cash dividends declared per common share	$—	$0.01
Anti-dilutive equity instruments excluded from calculation	8.8 [2]	10.3

[1]	To calculate diluted earnings per share, we applied the two-class method under the assumption that all potentially dilutive securities other than the unvested restricted stock had been exercised. For the purposes of this calculation, dilutive shares were determined in accordance with the treasury method.

[2]	At March 31, 2011, the closing price of our common stock was less than the strike price for all share equivalents.
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
Form 10-Q for the three months ended March 31, 2011
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
For more information about our investment securities, read Note 12, “Investment securities,” in these financial statements.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Most of the inputs we use to value our swap contracts are Level 2 inputs. For credit valuation adjustments, we use some Level 3 inputs, such as internal estimates of current credit spreads for our swap clients, to evaluate the likelihood of default by us and our counterparties. For more information about our use of derivatives, read Note 7, “Derivative and hedging activities,” in these financial statements.
At times, we may use interest rate swaps and floors, primarily to hedge the interest rate risk associated with floating rate commercial loans and subordinated long-term debt. In accordance with ASC 815, “Derivatives and Hedging,” the estimated fair values of these instruments represent the amounts we would have expected to receive or pay to terminate such agreements.
Loans. To determine the fair values of loans that are not impaired, we use discounted cash flow analyses, which we present net of the reserve for loan losses. In these analyses, we use discount rates that are similar to the interest rates and terms currently being offered to borrowers. The fair values that are shown in the table below include risk premiums that were added to the discount rates used for loans with watchlist or substandard-accruing ratings to reflect the uncertainty of the cash flows within these portfolios. These methodologies are consistent with the guidance in ASC 825-10-55-3, and we believe our disclosures provide fair values that are more indicative of an entry price. This technique does not contemplate an exit price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to the specific characteristics of the loan or collateral.
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
Long-term debt. Under the guidance of ASC 820, “Fair Value Measurements and Disclosures,” we base the fair value of long-term debt on recent market activity in our own debt issuances.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Commitments to extend credit and letters of credit. The fair values of loan commitments and letters of credit approximate the fees we charge for providing these services.
Carrying values and estimated fair values

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	value	value	value	value

Financial assets:
Cash and due from banks	$166.7	$166.7	$153.5	$153.5
Short-term investments	2,423.3	2,423.3	2,121.8	2,121.8
Investment securities	497.6	504.1	588.7	588.2
FHLB and FRB stock	41.5	41.5	35.6	35.6
Loans, net of reserves	6,701.0	6,595.8	7,085.1	6,993.5
Loans held for sale	24.4	24.4	52.5	52.5
Interest rate swap contracts	34.5	34.5	40.1	40.1
Accrued interest receivable	20.3	20.3	20.8	20.8

Financial liabilities:
Deposits	$8,839.6	$8,919.4	$8,975.1	$9,053.1
Short-term borrowings	86.4	86.4	123.2	123.2
Interest rate swap contracts	36.0	36.0	41.8	41.8
Accrued interest payable	28.7	28.7	19.6	19.6
Long-term debt	595.5	628.8	595.0	630.6
Fair values measured on a recurring basis
To determine fair values measured on a recurring basis at March 31, 2011:
•	We used Level 1 and Level 2 inputs for investment securities. To determine the proper level of detail for disclosure, we considered the nature of each type of security listed and its associated risk, as well as its industry sector, vintage, geographic concentration, credit quality, and economic characteristics.
•	We used Level 2 inputs for interest rate swap contracts. Credit valuation adjustments did not significantly change the overall valuation of these contracts.
•	There were no transfers between Level 1 and Level 2 during the first three months of 2011.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair value of assets and liabilities measured on a recurring basis as of March 31, 2011

	Quoted prices
	in active
	markets for	Significant other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment securities available for sale:
U.S. Treasury securities	$31.8	$—	$—	$31.8
Government agency securities	—	190.4	—	190.4
Obligations of state and political subdivisions	—	9.0	—	9.0
Collateralized mortgage obligations:
Secured by residential mortgages	—	21.9	—	21.9
Mortgage-backed debt securities:
Residential mortgage-backed securities	—	133.0	—	133.0
Preferred stock:
Large financial institutions	—	1.5	—	1.5
Small financial institutions	—	3.0	—	3.0

Total preferred stock	—	4.5	—	4.5
Other marketable equity securities:
Mutual funds	—	3.0	—	3.0
Other	—	1.3	—	1.3

Total other marketable equity securities	—	4.3	—	4.3

Total investment securities available for sale	31.8	363.1	—	394.9
Interest rate swap contracts	—	34.5	—	34.5
Total assets	$31.8	$397.6	$—	$429.4

Liabilities:
Interest rate swap contracts	$—	$36.0	$—	$36.0

Total liabilities	$—	$36.0	$—	$36.0
Fair values measured on a nonrecurring basis
To determine fair values measured on a nonrecurring basis at March 31, 2011:
•	For loans, we used Level 2 or Level 3 inputs, consisting principally of third-party appraisals and the previously described techniques. Loan amounts are based mainly on the fair value of the loan’s collateral or the loan balance, whichever is lower. Typically, loans measured at fair value on a nonrecurring basis are loans for which we have recorded a partial charge-off in the current period. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included. Because an appraisal values the underlying collateral and not the specific loan, and because the real estate market is not consistent or active for all property types, we consider third-party appraisals to meet the definition of Level 2 inputs as described in ASC 820. Internal appraisals may be considered Level 2 or Level 3 inputs, depending on the factors used in the calculation. We make no adjustments to third-party appraised values, other than costs to sell, in estimating the fair value of the loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	For loans held for sale, we used a Level 2 input consisting of either an offer price that a third party gave to us on these specific loans, a quote from a third-party broker, or other means, such as appraisal data.
•	For OREO, we used Level 2 or Level 3 inputs, which consist of appraisals or internal estimates of fair value. We record OREO on our balance sheet at the related loan balance or the fair value of the property, net of cost to sell, whichever is lower. We consider third-party appraisals to meet the definition of Level 2 inputs.
•	For TruPS, we used Level 2 and Level 3 inputs, as continued illiquidity in the market for these instruments made it difficult to determine their valuation. We use input information, provided by third-party advisors and brokers in an internal model that considers liquidity and credit risk, to discount cash flow projections.
At March 31, 2011, all of our held-to-maturity (HTM) investment securities with fair values measured on a nonrecurring basis were OTTI TruPS. For more information about these securities, read Note 12, “Investment securities,” in these financial statements.
Fair value of assets and liabilities measured on a nonrecurring basis as of March 31, 2011

	Quoted prices in	Significant
	active markets for	other	Significant
	identical	observable	unobservable
	instruments	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Loans	$16.6	$40.3	$14.3	$71.2
Loans held for sale	—	24.4	—	24.4
OREO	—	25.3	—	25.3
Investment securities held to maturity:
Pooled trust-preferred securities	—	17.6	—	17.6

Total assets	$16.6	$107.6	$14.3	$138.5

Liabilities	$—	$—	$—	$—

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
As of March 31, 2011, we had:
•	A total notional amount of $1.04 billion in interest rate swap contracts.
•	No other derivative instruments.
Fair value of derivative instruments

	At March 31,	At December 31,
(in millions)	2011	2010
Asset derivatives recorded in other assets:
Interest rate swap contracts	$34.5	$40.1

Total asset derivatives	$34.5	$40.1

Liability derivatives recorded in other liabilities:
Interest rate swap contracts	$36.0	$41.8

Total liability derivatives	$36.0	$41.8
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
As of March 31, 2011:
•	We had 118 client swap contracts with a total notional amount of $519.7 million and an equal amount of “mirror” swap contracts with third-party financial institutions, for a total notional amount of $1.04 billion in swaps associated with loans to clients.
•	All of our interest rate swaps were associated with loans to commercial clients.
•	Most of our “mirror” counterparty swaps were in liability positions.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Client swap contract gain/(loss) recognized in other noninterest income

	For the three months ended
	March 31,
(in millions)	2011	2010
Interest rate swap contracts in asset positions	$(5.6)	$0.2
Interest rate swap contracts in liability positions	5.8	(1.0)

Total	$0.2	$(0.8)
We have not designated our client swap contracts and the related “mirror” swaps as hedging instruments under ASC 815, and we have not applied hedge accounting to these instruments. We record gains and losses associated with these contracts in our income statement in the “other noninterest income” line. We do not offset amounts for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty. At March 31, 2011, we had $14.2 million of cash collateral posted with our counterparties, compared with $17.0 million at December 31, 2010. These balances are recorded in the “interest-bearing deposits in other banks” line of our statement of condition.
All of our “mirror” (non-client) swap derivative contracts have credit risk contingent features that, if triggered, could require us to post collateral or make payments in full settlement of our obligations to the third parties. Collateral requirements are based on contractual arrangements and vary by counterparty. The amount of collateral we are required to post is based on:
1.	The termination values (fair value excluding the credit valuation adjustment) of the swaps,
2.	Thresholds defined in the swap contracts, and
3.	The risk associated with the securities that we pledge, which may result in collateral postings that exceed the termination values of the collateralized swaps.
These credit risk contingent features include:
•	Cross-default provisions. The agreements with each of our non-client swap derivative counterparties contain cross-default provisions. If we were to default on certain obligations, independent of our swap obligations, then we also could be declared in default on our derivative obligations and the swap arrangement could terminate.
•	Credit rating contingent features resulting in a collateral call. The agreements with some of our non-client swap derivative counterparties contain provisions which could increase the amount of collateral we are required to post if certain credit rating agencies downgrade our credit ratings.
•	Credit rating contingent features resulting in swap termination. The agreement with one of our non-client swap derivative counterparties contains a provision under which the counterparty could terminate the swap agreement if our credit ratings fall below investment grade. Currently, certain of our credit ratings are below investment grade.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2011:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $36.0 million, for which we had posted collateral of $36.4 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $36.0 million. If all of our “mirror” swaps had terminated on March 31, 2011, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $36.0 million. At March 31, 2011, we had already posted $36.4 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $29.7 million. As of March 31, 2011, additional credit rating downgrades would not have resulted in additional collateral calls.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.5 million, and no collateral was posted. If this swap had terminated on March 31, 2011, the credit rating-contingent feature could have required us to settle this arrangement at its termination value of $1.5 million.
At December 31, 2010:
•	The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in liability positions was $41.8 million, for which we had posted collateral of $50.0 million in cash and mortgage-related securities in the normal course of business.
•	The aggregate fair value of all derivative instruments with cross-default provisions that were in liability positions was $41.8 million. If all of our “mirror” swaps had terminated on December 31, 2010, due to cross-default provisions, we could have been required to settle our obligations under these agreements at their termination values of $41.9 million. At December 31, 2010, we had already posted $50.0 million as collateral with our counterparties.
•	The aggregate fair value of all derivative instruments with collateral call provisions related to the credit rating contingent feature that were in liability positions was $34.7 million. As of December 31, 2010, additional credit rating downgrades could have resulted in a maximum collateral call of $0.6 million.
•	The derivative instrument with a contingent feature resulting in a swap termination was in a liability position. Its fair value was $1.6 million, and no collateral was posted. If this swap had terminated on December 31, 2010, the credit rating-contingent feature could have required us to settle this arrangement at its termination value of $1.7 million.
•	During 2010, 4 swaps with a total notional value of $26.0 million were terminated when borrowers defaulted on their loans, resulting in $2.1 million of expense.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
We reclassified $1.0 million of this gain into income during the first three months of 2011. Between April 1, 2011 and March 31, 2012, we expect to reclassify approximately $2.3 million of pretax net gains, or approximately $1.4 million after tax, on discontinued cash flow hedges reported in accumulated other comprehensive income. If we add other hedges, the amounts we actually recognize could differ from these estimates.
For more information about our derivative and hedging activities and how we account for them, read Note 3, “Summary of significant accounting policies,” and Note 16, “Derivative and hedging activities,” in our 2010 Annual Report on Form 10-K. For more information about the fair values of derivatives, read Note 6, “Fair value measurement of assets and liabilities,” in this report, and Note 15, “Fair value measurement of assets and liabilities,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Loans, loans held for sale, and OREO
Loan concentrations
Loans as a percentage of total loans outstanding

	March 31,	December 31,
	2011	2010
Commercial, financial, and agricultural	29%	29%
Commercial real estate — construction	18%	19%
Commercial mortgage	27%	26%
Residential mortgage	6%	6%
Consumer	15%	15%
Secured with investments	5%	5%
In addition to loans outstanding, we had unfunded commitments to lend in the real estate sector of approximately $604.1 million and $686.7 million at March 31, 2011 and December 31, 2010, respectively. For more information on this, read Note 9, “Credit quality and the reserve for loan losses,” in these financial statements.
For more information about loan concentrations, read Note 8, “Loans, loans held for sale, and OREO,” in our 2010 Annual Report on Form 10-K.
Composition of commercial real estate — construction portfolio

	March 31,	December 31,
	2011	2010
Project type:
Residential real estate construction	44%	46%
Land development	24%	23%
Retail and office	16%	15%
Owner-occupied	2%	1%
Multi-family	7%	8%
Other	7%	7%

Geographic location:
Delaware	55%	55%
Pennsylvania	27%	25%
Maryland	5%	6%
New Jersey	12%	12%
Other	1%	2%
In addition to servicing our own residential mortgage loan portfolio, we service $770.8 million of residential mortgage loans for Fannie Mae and other private investors. For more information about mortgage servicing rights, read Note 10, “Goodwill and other intangible assets,” in these financial statements.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2011, loans with an aggregate book value of $877.2 million were pledged as collateral to provide borrowing capacity at the Federal Reserve.
Loans with interest reserves
As part of our construction project financing, we employ interest reserves. Using interest reserves benefits both us and our borrowers, because interest reserves provide borrowers with temporary sources of cash flow which they can use to make interest payments during the development/construction phases of projects. We allow payments from interest reserves as they reach various stages of completion, and because we expect that cash flows will be positive once sales begin and/or stabilization occurs. We record these payments as interest income and we capitalize them by increasing the loan principal due from the borrower. We monitor loans with interest reserves throughout the project’s life and periodically evaluate the loan for an appropriate risk rating, interest accrual status, and classification as a troubled restructured loan. We may suspend interest accrual on loans that are not currently delinquent, but which have risk rating classifications of substandard or lower. We place loans and lines of credit with risk ratings of substandard or lower, and which depend on interest reserves for future interest payments, on nonaccruing status. At times, we may modify the terms of loans with interest reserves. These modifications may include maturity extensions, renewals, changes in the loan’s interest rate, additional collateral requirements, and/or additional capital infusions into the project by the borrower to reduce debt or to support future debt service. These modifications typically result from delays or other issues in the underlying construction projects, such as slower-than-anticipated sell-outs of the projects, insufficient leasing activity, and/or depreciation in the values of the collateral securing the loans. Under such circumstances, we believe that working with a borrower to restructure a loan provides us with a better likelihood of recovering our loan. At March 31, 2011, we had $206.8 million of loans that were supported by $15.9 million of interest reserve balances. Included in the $206.8 million of loans were $69.2 million of nonaccruing loans that were supported by interest reserves. At December 31, 2010, we had $274.5 million of loans that were supported by $22.2 million of interest reserve balances. Included in the $274.5 million of loans were $92.4 million of nonaccruing loans that were supported by interest reserves.
OREO
We had $67.0 million and $45.6 million in OREO held for sale as of March 31, 2011 and December 31, 2010, respectively. During the first three months of 2011, property valued at $28.7 million was transferred to OREO and we had sales and write-downs of $7.3 million, which resulted in a net loss of $0.1 million. This loss is in the “OREO write-down/losses and reserve for unfunded lending commitments” line of the statement of income.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Loans held for sale
At March 31, 2011, we had $24.4 million of loans in the loans-held-for-sale category because we were actively engaged in a plan to sell these loans in the future. The types of loans that comprise the loans-held-for-sale balance are shown in the following table:

	At March 31,	At December 31,
(in millions)	2011	2010

Commercial, financial, and agricultural	$6.0	$6.7
Commercial real estate — construction	10.0	23.7
Commercial mortgage	6.7	20.4
Consumer	1.7	1.7

Total	$24.4	$52.5
Loans held for sale decreased $28.1 million from the balance at December 31, 2010. In the first quarter, we sold $22.5 million of our loans held for sale and realized a $2.4 million loss on the sale. The remaining decrease in loans held for sale of $5.6 million was due to a combination of additional write-downs, payments on held-for-sale loans and transfers into/out of the held-for-sale category. The fair value of loans held for sale was determined either on an aggregate basis, aggregated by lending relationship, using third-party written offers or third-party broker estimates, or on an individual basis using appraisal data or other means.
Nonaccruing and accruing status of loans held for sale
At March 31, 2011

(in millions)	Nonaccruing[1,3]	Accruing[2,3]

Commercial, financial, and agricultural	$6.0	$—
Commercial real estate — construction	10.0	—
Commercial mortgage	6.7	—
Consumer	—	1.7

Total	$22.7	$1.7

[1]	All of the nonaccruing loans held for sale are greater than 90 days past due and have substandard ratings.

[2]	None of the accruing loans held for sale are delinquent.

[3]	There was no troubled restructured debt in accruing or nonaccruing loans held for sale.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Credit quality and the reserve for loan losses
Credit quality indicators
Information about our primary credit quality indicators is shown in the tables below. For more information about this, read Note 9, “Credit quality and the reserve for loan losses,” in our 2010 Annual Report on Form 10-K.
Internal risk-rating analysis
At March 31, 2011

				Doubtful	Total loan
(in millions)	Pass	Watchlist	Substandard	& loss	balance

Commercial, financial, and agricultural — auto dealer floorplan	$110.3	$14.8	$30.3	$—	$155.4
Commercial, financial, and agricultural — other	1,154.1	166.1	535.1	16.5	1,871.8

Total commercial, financial, and agricultural	1,264.4	180.9	565.4	16.5	2,027.2

Real estate — construction — land development	45.3	75.0	166.5	30.3	317.1
Real estate — construction — residential construction	101.2	41.1	376.4	50.7	569.4
Real estate — construction — other	253.1	59.5	99.2	2.2	414.0

Total real estate — construction	399.6	175.6	642.1	83.2	1,300.5

Commercial mortgage — owner occupied	668.0	117.8	235.2	2.8	1,023.8
Commercial mortgage — non-owner occupied	600.3	118.3	174.9	0.8	894.3

Total commercial mortgage	1,268.3	236.1	410.1	3.6	1,918.1

Residential mortgage [2]	400.3	—	25.3	—	425.6

Consumer — loans to commercial clients [1]	43.1	5.7	25.6	0.2	74.6
Consumer — other [2]	975.8	—	11.3	—	987.1

Total consumer	1,018.9	5.7	36.9	0.2	1,061.7

Loans secured with investments	347.2	7.4	18.8	4.0	377.4

Total	$4,698.7	$605.7	$1,698.6	$107.5	$7,110.5

[1]	Consumer loans to commercial clients are consumer loans that are more complex than other typical consumer loans, are usually related to commercial loan relationships, and are managed by commercial loan staff in a manner similar to commercial loans.

[2]	We included consumer loans and residential mortgage loans that do not receive risk ratings in this analysis. We included these loans in the substandard category if they are nonaccruing and in the pass category if they are accruing. We consider the primary credit quality indicator of these types of loans to be the delinquency status. Please refer to the loan aging analysis table in this note for details regarding retail loan aging.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At December 31, 2010

				Doubtful	Total loan
(in millions)	Pass	Watchlist	Substandard	& loss	balance

Commercial, financial, and agricultural — auto dealer floorplan	$153.3	$15.2	$52.3	$—	$220.8
Commercial, financial, and agricultural — other	1,181.6	195.9	557.0	23.3	1,957.8

Total commercial, financial, and agricultural	1,334.9	211.1	609.3	23.3	2,178.6

Real estate — construction — land development	80.5	39.9	176.8	31.7	328.9
Real estate — construction — residential construction	117.3	77.3	408.9	56.2	659.7
Real estate — construction — other	283.0	46.2	107.5	3.8	440.5

Total real estate — construction	480.8	163.4	693.2	91.7	1,429.1

Commercial mortgage — owner occupied	686.9	153.7	201.1	0.1	1,041.8
Commercial mortgage — non-owner occupied	630.3	138.4	148.7	0.3	917.7

Total commercial mortgage	1,317.2	292.1	349.8	0.4	1,959.5

Residential mortgage [2]	405.5	—	29.1	—	434.6

Consumer — loans to commercial clients [1]	44.2	6.2	26.9	0.2	77.5
Consumer — other [2]	1,039.7	—	17.1	—	1,056.8

Total consumer	1,083.9	6.2	44.0	0.2	1,134.3

Loans secured with investments	362.7	0.6	22.6	3.9	389.8

Total	$4,985.0	$673.4	$1,748.0	$119.5	$7,525.9

[1]	Consumer loans to commercial clients are consumer loans that are more complex than other typical consumer loans, are usually related to commercial loan relationships, and are managed by commercial loan staff in a manner similar to commercial loans.

[2]	We included consumer loans and residential mortgage loans that do not receive risk ratings in this analysis. We included these loans in the substandard category if they are nonaccruing and in the pass category if they are accruing. We consider the primary credit quality indicator of these types of loans to be the delinquency status. Please refer to the loan aging analysis table in this note for details regarding retail loan aging.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Loan aging analysis

At March 31, 2011

	30-59	60-89	90 days
	days past	days past	or more	Total past
(in millions)	due	due	past due	due	Current	Total loans

Commercial, financial, and agricultural — auto dealer floorplan	$—	$—	$0.2	$0.2	$155.2	$155.4
Commercial, financial, and agricultural — other	34.9	4.4	280.0	319.3	1,552.5	1,871.8

Total commercial, financial, and agricultural	34.9	4.4	280.2	319.5	1,707.7	2,027.2

Real estate — construction — land development	4.1	9.9	127.5	141.5	175.6	317.1
Real estate — construction — residential construction	16.6	1.3	317.2	335.1	234.3	569.4
Real estate — construction — other	23.7	0.7	70.5	94.9	319.1	414.0

Total real estate — construction	44.4	11.9	515.2	571.5	729.0	1,300.5

Commercial mortgage — owner occupied	15.0	0.8	87.4	103.2	920.6	1,023.8
Commercial mortgage — non-owner occupied	16.0	16.6	84.6	117.2	777.1	894.3

Total commercial mortgage	31.0	17.4	172.0	220.4	1,697.7	1,918.1

Residential mortgage	17.5	—	22.3	39.8	385.8	425.6

Consumer — home equity	2.4	1.0	7.0	10.4	512.7	523.1
Consumer — indirect secured	5.0	0.8	3.5	9.3	353.1	362.4
Consumer — direct secured	0.1	0.1	0.1	0.3	17.5	17.8
Consumer — unsecured	0.7	0.5	0.7	1.9	80.8	82.7
Consumer — overdrafts	—	—	—	—	1.1	1.1
Consumer — loans to commercial clients	1.4	—	21.2	22.6	52.0	74.6

Total consumer	9.6	2.4	32.5	44.5	1,017.2	1,061.7

Loans secured with investments	12.5	0.1	8.8	21.4	356.0	377.4

Total	$149.9	$36.2	$1,031.0	$1,217.1	$5,893.4	$7,110.5

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nonaccruing loans and accruing loans past due 90 days or more

At March 31, 2011

		Accruing loans
	Nonaccruing	past due 90 days
(in millions)	loans	or more

Commercial, financial, and agricultural — auto dealer floorplan	$0.2	$—
Commercial, financial, and agricultural — other	278.1	1.9

Total commercial, financial, and agricultural	278.3	1.9

Real estate — construction — land development	119.4	8.1
Real estate — construction — residential construction	311.9	5.3
Real estate — construction — other	67.2	3.3

Total real estate — construction	498.5	16.7

Commercial mortgage — owner occupied	80.0	7.4
Commercial mortgage — non-owner occupied	79.7	4.9

Total commercial mortgage	159.7	12.3

Residential mortgage	22.3	—

Consumer — home equity	7.0	—
Consumer — indirect secured	3.5	—
Consumer — direct secured	0.1	—
Consumer — unsecured	—	0.7
Consumer — overdrafts	—	—
Consumer — loans to commercial clients	21.2	—

Total consumer	31.8	0.7

Loans secured with investments	8.0	0.8

Total	$998.6	$32.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At December 31, 2010

		Accruing loans
	Nonaccruing	past due 90 days
(in millions)	loans	or more

Commercial, financial, and agricultural — auto dealer floorplan	$0.3	$—
Commercial, financial, and agricultural — other	285.8	8.5

Total commercial, financial, and agricultural	286.1	8.5

Real estate — construction — land development	114.8	12.9
Real estate — construction — residential construction	356.8	16.8
Real estate — construction — other	55.0	2.2

Total real estate — construction	526.6	31.9

Commercial mortgage — owner occupied	51.6	8.1
Commercial mortgage — non-owner occupied	72.4	6.4

Total commercial mortgage	124.0	14.5

Residential mortgage	25.3	—

Consumer — home equity	11.8	—
Consumer — indirect secured	3.1	—
Consumer — direct secured	0.3	—
Consumer — unsecured	0.1	0.7
Consumer — overdrafts	—	—
Consumer — loans to commercial clients	20.9	—

Total consumer	36.2	0.7

Loans secured with investments	11.4	1.2

Total	$1,009.6	$56.8
Effect of nonaccruing loans on interest income

	At	At
(in millions)	March 31, 2011	December 31, 2010

Nonaccruing loans	$998.6	$1,009.6

	Q1 2011	Q1 2010
Interest income that would have been recognized on nonaccruing loans under original terms	$18.3	$6.7
Payments received recorded as interest income on nonaccruing loans	$0.7	$0.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The reserve for loan losses
We establish a reserve for loan losses in accordance with GAAP by charging a provision for loan losses against income. Determining the reserve for loan losses is an inherently subjective process. Estimates we make, including estimates of collateral values and the amounts and timing of payments we expect to receive on impaired loans, may be susceptible to significant change. If actual circumstances differ substantially from the assumptions we use to determine the reserve, including continued declines in the collateral values supporting our loans, worsening financial conditions of some of our borrowers, and continued lack of improvement in the Delaware economy, future adjustments to the reserve may be necessary. This could have a material adverse effect on our results of operations and financial condition. For more information about the reserve for loan losses, read Note 9, “Credit quality and the reserve for loan losses,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the reserve for loan losses

	For the three months ended
	March 31,
(in millions)	2011	2010
Reserve for loan losses at beginning of period:
Commercial, financial, and agricultural loans	$140.7	$65.9
Commercial real estate — construction loans	188.5	100.8
Commercial mortgage loans	61.6	40.6
Residential mortgage	5.9	3.3
Consumer and other retail loans	39.4	36.4
Loans secured with investments	4.7	4.5

Total reserve for loan losses at beginning of period	$440.8	$251.5
Loans charged off:
Commercial, financial, and agricultural loans	$(33.2)	$(8.2)
Commercial real estate — construction loans	(43.2)	(12.1)
Commercial mortgage loans	(2.5)	(2.4)
Residential mortgage	(0.1)	—
Consumer and other retail loans	(5.5)	(8.1)

Total loans charged off	$(84.5)	$(30.8)
Recoveries on loans previously charged off:
Commercial, financial, and agricultural loans	$1.7	$0.3
Commercial real estate — construction loans	1.0	—
Commercial mortgage loans	0.1	—
Consumer and other retail loans	1.2	1.4

Total recoveries	$4.0	$1.7
Net loans charged off:
Commercial, financial, and agricultural loans	$(31.5)	$(7.9)
Commercial real estate — construction loans	(42.2)	(12.1)
Commercial mortgage loans	(2.4)	(2.4)
Residential mortgage	(0.1)	—
Consumer and other retail loans	(4.3)	(6.7)

Total net loans charged off	$(80.5)	$(29.1)
Provision charged to operations:
Commercial, financial, and agricultural loans	$11.2	$16.7
Commercial real estate — construction loans	22.6	38.5
Commercial mortgage loans	7.1	12.9
Residential mortgage	0.5	0.9
Consumer and other retail loans	0.4	9.4
Loans secured with investments	(0.5)	(1.0)

Total provision charged to operations	$41.3	$77.4
Transfers from reserve for lending commitments
Commercial, financial, and agricultural loans	$7.9	$—

Total transfers from reserve for lending commitments	$7.9	$—
Reserve for loan losses at end of period:
Commercial, financial, and agricultural loans	$128.3	$74.7
Commercial real estate — construction loans	168.9	127.3
Commercial mortgage loans	66.3	51.2
Residential mortgage	6.3	4.1
Consumer and other retail loans	35.5	39.0
Loans secured with investments	4.2	3.5

Total reserve for loan losses at end of period	$409.5	$299.8

Reserve for lending commitments in other liabilities	$45.4	$8.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reserve analysis
At March 31, 2011

	Loan balances			Reserve balances
	Individually	Collectively		Individually	Collectively
	evaluated for	evaluated for		evaluated for	evaluated for
(in millions)	impairment	impairment	Total	impairment	impairment	Total

Commercial, financial, and agricultural	$281.8	$1,745.4	$2,027.2	$47.6	$80.7	$128.3
Commercial real estate — construction	498.8	801.7	1,300.5	72.6	96.3	168.9
Commercial mortgage	172.4	1,745.7	1,918.1	12.5	53.8	66.3
Residential mortgage	27.6	398.0	425.6	1.8	4.5	6.3
Consumer	33.4	1,028.3	1,061.7	4.2	31.3	35.5
Loans secured with investments	16.2	361.2	377.4	—	4.2	4.2

Total	$1,030.2	$6,080.3	$7,110.5	$138.7	$270.8	$409.5
At December 31, 2010

	Loan balances			Reserve balances
	Individually	Collectively		Individually	Collectively
	evaluated for	evaluated for		evaluated for	evaluated for
(in millions)	impairment	impairment	Total	impairment	impairment	Total

Commercial, financial, and agricultural	$303.7	$1,874.9	$2,178.6	$60.7	$80.0	$140.7
Commercial real estate — construction	526.6	902.5	1,429.1	83.6	104.9	188.5
Commercial mortgage	137.3	1,822.2	1,959.5	13.1	48.5	61.6
Residential mortgage	29.4	405.2	434.6	1.5	4.4	5.9
Consumer	38.2	1,096.1	1,134.3	5.2	34.2	39.4
Loans secured with investments	19.6	370.2	389.8	—	4.7	4.7

Total	$1,054.8	$6,471.1	$7,525.9	$164.1	$276.7	$440.8
Impaired loans

	At	At
	March 31,	December 31,
(in millions)	2011	2010

Impaired loans subject to a reserve for loan losses:
2011 reserve: $138.7	$405.8
2010 reserve: $164.1		$451.9
Impaired loans requiring no reserve for loan losses, net of cumulative charge-offs of:
2011 cumulative charge-offs: $300.0	$624.4
2010 cumulative charge-offs: $291.4		$602.9

Total impaired loans	$1,030.2	$1,054.8

Impaired loans classified as nonaccruing[1]	$998.6	$1,009.6
Impaired loans classified as troubled restructured debt (accruing)	$30.6	$43.9

[1] Includes nonaccruing loans that are classified as troubled debt restructurings	$42.9	$38.1

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended
	March 31, 2011
	Average		Interest income
	investment	Interest income	recognized on
	recorded in	recognized on	impaired loans
(in millions)	impaired loans	impaired loans	(cash basis)[1]

Commercial, financial, and agricultural — auto dealer floorplan	$0.3	$—	$—
Commercial, financial, and agricultural — other	306.4	—	0.3

Total commercial, financial, and agricultural	306.7	—	0.3

Real estate — construction — land development	370.7	—	0.1
Real estate — construction — residential construction	79.8	—	—
Real estate — construction — other	68.0	—	—

Total real estate — construction	518.5	—	0.1

Commercial mortgage — owner occupied	82.2	0.2	0.2
Commercial mortgage — non-owner occupied	77.2	—	0.1

Total commercial mortgage	159.4	0.2	0.3

Residential mortgage	29.0	—	—

Consumer — home equity	7.5	—	0.1
Consumer — indirect secured	3.3	0.1	0.1
Consumer — direct secured	0.2	—	—
Consumer — unsecured	0.9	—	—
Consumer — overdrafts	—	—	—
Consumer — loans to commercial clients	20.8	—	—

Total consumer	32.7	0.1	0.2

Loans secured with investments	18.3	0.1	0.1

Total	$1,064.6	$0.4	$1.0

[1]	Interest income recognized on impaired loans using the cash basis method of income recognition.

For the three
months ended
(in millions)	March 31, 2010

Average investment recorded in impaired loans	$515.9

Interest income recognized on impaired loans	$1.2

Interest income recognized using the cash basis method of income recognition	$1.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impaired loans with no related reserve recorded

	At March 31, 2011		At December 31, 2010
		Unpaid		Unpaid
	Loan	principal	Loan	principal
(in millions)	balance [1]	balance	balance [1]	balance

Commercial, financial, and agricultural — auto dealer floorplan	$0.1	$0.1	$0.2	$0.2
Commercial, financial, and agricultural — other	174.9	222.3	161.7	215.6

Total commercial, financial, and agricultural	175.0	222.4	161.9	215.8

Real estate — construction — land development	209.8	404.1	222.2	397.6
Real estate — construction — residential construction	51.8	71.9	57.7	78.6
Real estate — construction — other	29.1	49.6	37.9	55.4

Total real estate — construction	290.7	525.6	317.8	531.6

Commercial mortgage — owner occupied	59.3	66.1	35.9	43.7
Commercial mortgage — non-owner occupied	51.6	61.4	37.4	49.2

Total commercial mortgage	110.9	127.5	73.3	92.9

Residential mortgage	12.6	12.6	10.6	10.6

Consumer — home equity	1.3	1.3	3.4	3.4
Consumer — indirect secured	—	—	—	—
Consumer — direct secured	—	—	—	—
Consumer — unsecured	—	—	—	—
Consumer — overdrafts	—	—	—	—
Consumer — loans to commercial clients	17.7	18.8	16.3	19.8

Total consumer	19.0	20.1	19.7	23.2

Loans secured with investments	16.2	16.2	19.6	20.2

Total	$624.4	$924.4	$602.9	$894.3

[1]	Loan balance is net of cumulative charge-offs, if any.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impaired loans with a reserve recorded

	At March 31, 2011			At December 31, 2010
		Unpaid			Unpaid
	Loan	principal	Related	Loan	principal	Related
(in millions)	balance [1]	balance	Reserve	balance [1]	balance	reserve

Commercial, financial, and agricultural — auto dealer floorplan	$0.1	$0.1	$—	$12.9	$14.5	$0.4
Commercial, financial, and agricultural — other	106.7	112.3	47.6	128.9	139.0	60.3

Total commercial, financial, and agricultural	106.8	112.4	47.6	141.8	153.5	60.7

Real estate — construction — land development	139.1	149.9	49.8	156.1	168.9	61.1
Real estate — construction — residential construction	23.0	24.2	14.8	26.5	27.0	13.2
Real estate — construction — other	46.0	46.4	8.0	26.2	26.9	9.3

Total real estate — construction	208.1	220.5	72.6	208.8	222.8	83.6

Commercial mortgage — owner occupied	33.4	34.0	4.6	28.3	29.0	4.8
Commercial mortgage — non-owner occupied	28.1	28.7	7.9	35.7	35.8	8.3

Total commercial mortgage	61.5	62.7	12.5	64.0	64.8	13.1

Residential mortgage	15.0	15.0	1.8	18.8	18.8	1.5

Consumer — home equity	6.8	6.8	1.3	9.4	9.4	2.3
Consumer — indirect secured	3.4	3.4	0.5	3.1	3.1	0.3
Consumer — direct secured	0.1	0.1	—	0.5	0.5	0.2
Consumer — unsecured	0.7	0.7	0.8	0.9	0.9	0.5
Consumer — overdrafts	—	—	—	—	—	—
Consumer — loans to commercial clients	3.4	4.0	1.6	4.6	5.2	1.9

Total consumer	14.4	15.0	4.2	18.5	19.1	5.2

Loans secured with investments	—	—	—	—	—	—

Total	$405.8	$425.6	$138.7	$451.9	$479.0	$164.1

[1]	Loan balance is net of cumulative charge-offs, if any.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The reserve for unfunded commitments
In accordance with current accounting policies, we record a separate reserve amount on our balance sheet under other liabilities for unfunded loan commitments, mainly letters of credit. This reserve is based on assumptions about the probability of draws on these commitments, their risk ratings, and the estimated losses that we may incur if the commitments are drawn upon. Increases and decreases to this reserve are recorded in the “OREO write-downs/losses and reserve for unfunded commitments” line of the statement of income.
Reserve for unfunded lending commitments roll-forward
For the three months ended March 31, 2011

(in millions)
Reserve for unfunded commitments at January 1, 2011	$58.2
Additions due to new commitments during the period	5.4
Reductions due to expired or funded commitments during the period	(19.8)
Additions due to changes in reserve assumptions during the period [1]	1.5

Net change in reserve for unfunded commitments	(12.9)
Reserve for unfunded commitments at March 31, 2011	$45.3

[1]	The major assumptions used in determining the reserve amount are funding probability, credit quality of the underlying borrower, and historical loss experience.
Unfunded lending commitments

	At	At
(in millions)	March 31, 2011	December 31, 2010

Unfunded commitments to extend credit	$2,168.3	$2,282.3
Standby and commercial letters of credit	221.9	248.3

Total exposure to unfunded commitments	$2,390.2	$2,530.6

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Goodwill and other intangible assets

	At March 31, 2011				At December 31, 2010
	Gross			Net	Gross		Net
	carrying	Accumulated		carrying	carrying	Accumulated	carrying
(in millions)	amount	amortization		amount	amount	amortization	amount
Goodwill (nonamortizing)	$366.6	$29.8		$336.8	$366.1	$29.8	$336.3
Other intangibles (amortizing):
Mortgage servicing rights	$13.6	$10.5		$3.1	$13.5	$10.2	$3.3
Client lists	62.7	38.7		24.0	62.6	37.1	25.5
Acquisition costs	1.7	1.7		—	1.7	1.7	—
Other intangibles	2.1	1.7		0.4	2.1	1.7	0.4

Total other intangibles	$80.1	$52.6	[1]	$27.5	$79.9	$50.7	$29.2

[1]	The change in accumulated amortization during the first three months of 2011 included an increase of $0.1 million due to foreign currency translation adjustments.
Amortization expense of other intangible assets

	For the three months ended
	March 31,
(in millions)	2011	2010
Amortization expense of other intangible assets	$1.8	$2.3
Future amortization expense of other intangible assets

	For the year ended December 31,
(in millions)	2012	2013	2014	2015	2016

Estimated annual amortization expense of other intangible assets	$5.5	$4.3	$3.1	$2.3	$1.9
Carrying amount of goodwill by business segment

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Total
Balance as of January 1, 2011	$—	$129.5	$85.5	$121.3	$336.3
Increase in carrying value due to foreign currency translation adjustments	—	—	0.5	—	0.5

Balance as of March 31, 2011	$—	$129.5	$86.0	$121.3	$336.8

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in other intangible assets

	For the three months ended March 31,
	2011			2010
			Weighted			Weighted
			average			average
	Amount	Residual	amortization	Amount	Residual	amortization
(dollars in millions)	assigned	value	period	assigned	value	period
Mortgage servicing rights	$0.1	$—	8 years	$0.2	$—	8 years
Increase/(decrease) in carrying value of client lists due to foreign currency translation adjustments	0.1	—		(0.3)	—
Decrease in carrying value due to reduction in GTBA ownership	—	—		(11.0)	—

Changes in other intangible assets	$0.2	$—		$(11.1)	$—
For more information about goodwill and other intangible assets, read Note 3, “Summary of significant accounting policies,” and Note 11, “Goodwill and other intangible assets,” in our 2010 Annual Report on Form 10-K.
11. Components of net periodic benefit cost
We offer a pension plan, a supplemental executive retirement plan (SERP), and a postretirement benefit plan for which we record net periodic benefit costs. For more information about these plans, read Note 19, “Pension and other postretirement benefits,” in our 2010 Annual Report on Form 10-K.
Components of net periodic benefit cost

	For the three months ended March 31,
					Postretirement
	Pension benefits		SERP benefits		benefits
(in millions)	2011	2010	2011	2010	2011	2010

Service cost	$3.4	$3.1	$0.4	$0.4	$0.2	$0.2
Interest cost	3.8	3.6	0.6	0.6	0.4	0.4
Expected return on plan assets	(5.3)	(5.6)	—	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	(0.5)	(0.5)
Recognized actuarial losses	0.7	0.4	0.2	0.3	0.2	0.2

Net periodic benefit cost	$2.6	$1.5	$1.3	$1.4	$0.3	$0.3

Employer contributions	$—	$—	$0.6	$0.1	$0.7	$0.7
Expected annual contributions	$—		$1.6		$2.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Investment securities
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
Form 10-Q for the three months ended March 31, 2011
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In the 2011 first quarter, 14 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $2.9 million. Of this amount, $2.9 million was credit-related and was recorded as an other-than-temporary impairment loss in the statement of income. The $2.9 million credit-related loss was caused by continued deterioration in the credit quality of the institutions whose preferred stock underlie the pooled TruPS that we own. Less than $0.1 million of non-credit-related write-down reduced stockholders’ equity and was recorded in other comprehensive income.
In the 2011 first quarter, we also recorded a $2.1 million write-down on an other marketable equity security that was determined to be OTTI.
In comparison, for the 2010 first quarter, 23 of the 38 pooled TruPS in our investment securities portfolio were determined to be OTTI, which resulted in an impairment loss of $29.8 million. Of this amount, $17.9 million was related to credit quality and was recorded as an other-than-temporary impairment loss in the statement of income. The remaining $11.9 million noncredit portion was recorded in other comprehensive income, which reduced stockholders’ equity. In addition to the $17.9 million OTTI pooled TruPS loss, a $0.1 million loss was recorded on an available-for-sale equity security that was determined to be OTTI in the 2010 first quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit loss roll forward

(in millions)
Balance of credit-related other-than-temporary impairment at January 1, 2011	$135.5
Additions:
Credit losses for which other-than-temporary impairments were not recognized previously	—
Additional credit losses for which other-than-temporary impairments were recognized previously	2.9

Balance of credit-related other-than-temporary impairment at March 31, 2011	$138.4
Amortized cost and fair value of available-for-sale securities at March 31, 2011

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value

Investment securities available for sale:
U.S. Treasury securities	$31.8	$—	$—	$—	$31.8
Government agency securities	191.0	—	0.1	(0.7)	190.4
Obligations of state and political subdivisions	9.0	—	—	—	9.0
Collateralized mortgage obligations:
Secured by residential mortgages	21.3	—	0.6	—	21.9
Mortgage-backed debt securities:
Residential mortgage-backed securities	126.0	—	7.0	—	133.0
Preferred stock:
Large financial institutions	1.1	—	0.4	—	1.5
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	4.1	—	0.4	—	4.5
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	1.3	—	—	—	1.3

Total other marketable equity securities	4.3	—	—	—	4.3

Total investment securities available for sale	$387.5	$—	$8.1	$(0.7)	$394.9
Amortized cost and fair value of available-for-sale securities at December 31, 2010

		OTTI
	Amortized	recognized	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	gains	losses	value

Investment securities available for sale:
U.S. Treasury securities	$48.8	$—	$0.1	$—	$48.9
Government agency securities	245.7	—	0.1	(0.4)	245.4
Obligations of state and political subdivisions	9.2	—	—	—	9.2
Collateralized mortgage obligations:
Secured by residential mortgages	26.4	—	0.8	—	27.2
Mortgage-backed debt securities:
Residential mortgage-backed securities	138.0	—	7.4	—	145.4
Preferred stock:
Large financial institutions	1.1	—	0.4	—	1.5
Small financial institutions	3.0	—	—	—	3.0

Total preferred stock	4.1	—	0.4	—	4.5
Other marketable equity securities:
Mutual funds	3.0	—	—	—	3.0
Other	3.3	—	—	—	3.3

Total other marketable equity securities	6.3	—	—	—	6.3

Total investment securities available for sale	$478.5	$—	$8.8	$(0.4)	$486.9

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortized cost, carrying value, and fair value of held-to-maturity securities at March 31, 2011

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.4	$—	$0.4	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	58.6	—	58.6	0.9	(2.8)	56.7
Pooled trust-preferreds	112.1	69.4	42.7	9.6	(1.2)	51.1

Total corporate debt securities	170.7	69.4	101.3	10.5	(4.0)	107.8
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.5	—	0.5	—	—	0.5

Total investment securities held to maturity	$172.1	$69.4	$102.7	$10.5	$(4.0)	$109.2
Amortized cost, carrying value, and fair value of held-to-maturity securities at December 31, 2010

		OTTI
	Amortized	recognized	Carrying	Unrealized	Unrealized	Fair
(in millions)	cost	in OCI	value	gains	losses	value

Investment securities held to maturity:
Obligations of state and political subdivisions	$0.3	$—	$0.3	$—	$—	$0.3
Corporate debt securities:
Single-issue trust-preferreds	58.5	—	58.5	0.1	(4.6)	54.0
Pooled trust-preferreds	113.7	71.9	41.8	5.6	(1.6)	45.8

Total corporate debt securities	172.2	71.9	100.3	5.7	(6.2)	99.8
Non-U.S. government agency debt securities	0.5	—	0.5	—	—	0.5
Other debt securities	0.7	—	0.7	—	—	0.7

Total investment securities held to maturity	$173.7	$71.9	$101.8	$5.7	$(6.2)	$101.3
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
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A continued downturn in the financial markets could cause us to reassess whether any or all of these securities remain temporarily impaired, or if any or all of them should be assessed as OTTI.
Temporarily impaired securities as of March 31, 2011

	Fewer than 12
	months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

U.S. Treasury securities	$5.0	$—	$—	$—	$5.0	$—
Government agency securities	130.3	(0.7)	—	—	130.3	(0.7)
Obligations of state and political subdivisions	4.2	—	—	—	4.2	—
Corporate debt securities:
Single-issue trust-preferreds	—	—	31.1	(2.8)	31.1	(2.8)
Pooled trust-preferreds	—	—	51.1	(70.6)	51.1	(70.6)

Total corporate debt securities	—	—	82.2	(73.4)	82.2	(73.4)

Total temporarily impaired securities	$139.5	$(0.7)	$82.2	$(73.4)	$221.7	$(74.1)
Temporarily impaired securities as of December 31, 2010

	Fewer than 12
	months		12 months or more		Total
		Estimated		Estimated		Estimated
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(in millions)	value	losses	value	losses	value	losses

Government agency securities	$159.2	$(0.4)	$—	$—	$159.2	$(0.4)
Corporate debt securities:
Single-issue trust-preferreds	—	—	50.0	(4.6)	50.0	(4.6)
Pooled trust-preferreds	—	—	45.8	(73.5)	45.8	(73.5)

Total corporate debt securities	—	—	95.8	(78.1)	95.8	(78.1)

Total temporarily impaired securities	$159.2	$(0.4)	$95.8	$(78.1)	$255.0	$(78.5)
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We determined that some of our pooled TruPS were OTTI in 2008, 2009, 2010, and 2011. In total, as of March 31, 2011:
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
Other matters
At March 31, 2011, securities with an aggregate book value of $301.3 million were pledged to secure public deposits, short-term borrowings, demand notes issued to the U.S. Treasury, FHLB borrowings, repurchase agreements, interest rate swap agreements, and other purposes required by law.
We had investments in the securities of regulatory authorities that totaled $41.5 million at March 31, 2011, and $35.6 million at December 31, 2010. These securities are carried at cost.
Contractual maturities of debt securities available for sale at March 31, 2011

		After 1 year	After 5 years
	1 year	through	through	After
(dollars in millions)	or less	5 years	10 years	10 years	Total

U.S. Treasury securities	$26.4	$5.4	$—	$—	$31.8
Government agency securities	25.0	166.0	—	—	191.0
Obligations of state and political subdivisions	0.3	—	—	8.7	9.0
Collateralized mortgage obligations:
Secured by residential mortgages	—	—	1.6	19.7	21.3
Mortgage-backed securities:
Residential mortgage-backed securities	—	9.4	100.7	15.9	126.0

Total amortized cost of debt securities available for sale	$51.7	$180.8	$102.3	$44.3	$379.1
Fair value of debt securities available for sale	$51.8	$180.5	$108.0	$45.8	$386.1
Weighted average yield of debt securities available for sale [1]	0.65%	1.17%	4.25%	4.56%	2.32%

[1]	Weighted average yields are not on a tax-equivalent basis.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractual maturities of debt securities held to maturity at March 31, 2011

		After 1	After 5
		year	years
	1 year	through	through	After 10
(dollars in millions)	or less	5 years	10 years	years	Total

Obligations of state and political subdivisions	$0.4	$—	$—	$—	$0.4
Corporate debt securities:
Single-issue trust-preferreds	—	—	—	58.6	58.6
Pooled trust-preferreds	—	—	—	42.7	42.7

Total corporate debt securities	—	—	—	101.3	101.3
Non-U.S. government agency debt securities	—	0.5	—	—	0.5
Other debt securities	0.3	0.2	—	—	0.5

Total carrying value of debt securities held to maturity	$0.7	$0.7	$—	$101.3	$102.7
Fair value of debt securities held to maturity	$0.7	$0.7	$—	$107.8	$109.2
Weighted average yield of debt securities held to maturity [1]	3.39%	1.40%	—%	6.12%	6.11%

[1]	Weighted average yields are not on a tax-equivalent basis.
Sale and write-down of investment securities available for sale

	For the three months ended
	March 31,
(in millions)	2011	2010
Proceeds:
Other marketable equity securities:
Other	$—	$0.2

Total proceeds	$—	$0.2

Gross gains realized:
Other marketable equity securities:
Other	$—	$0.2

Total gains realized	$—	$0.2

Other-than-temporary impairment charges:
Other marketable equity securities:
Other	$(2.1)	$(0.1)

Total other marketable equity securities	(2.1)	(0.1)

Total other-than-temporary impairment charges	$(2.1)	$(0.1)
There were no gains or losses on called investment securities in the first quarter of 2011 or 2010.
For more information about our investment securities portfolio, read Note 7, “Investment securities,” in our 2010 Annual Report on Form 10-K. For more information about how we account for investment securities, read Note 6, “Fair value measurement of assets and liabilities,” in this report, as well as Note 3, “Summary of significant accounting policies,” Note 15, “Fair value measurement of assets and liabilities,” and Note 22, “Accumulated other comprehensive income,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Borrowings
Our short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and an advance from the FHLB.
Our long-term debt at March 31, 2011, was $595.5 million. This amount included:
•	$150.0 million FHLB advances, summarized as follows:

	Amount issued and			Fixed
	outstanding		Quarterly	payment
Issue date	(in millions)	Term	payment dates	rate	Maturity
July 9, 2010	$50.0	2 years	January 9, April 9,	1.11%	July 9, 2012
			July 9, October 9
October 20, 2010	$50.0	18 months	January 20, April 20,	0.70%	April 20, 2012
			July 20, October 20
October 20, 2010	$50.0	2 years	January 20, April 20,	0.79%	October 22, 2012
			July 20, October 20
•	Two issuances of subordinated debt, totaling $450 million, summarized as follows:

	Amount issued and			Fixed
	outstanding		Semiannual	payment
Issue date	(in millions)	Term	payment dates	rates	Maturity
April 4, 2003	$250.0	10 years	April 15 and October 15	4.875%	April 15, 2013
April 1, 2008	$200.0	10 years	April 1 and October 1	8.50%	April 2, 2018
•	$(3.8) million of unamortized losses related to terminated interest rate swaps on long-term debt.
•	$(0.1) million of unamortized discounts on the $250.0 million of subordinated long-term debt that matures on April 15, 2013.
•	$(0.6) million of unamortized discounts on the $200.0 million of subordinated long-term debt that matures on April 2, 2018.
None of our long-term debt is redeemable prior to maturity or subject to any sinking fund.
For more information on our borrowings, read Note 13, “Borrowings,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Capital
All of our regulatory capital ratios at March 31, 2011 exceeded the minimums required by regulators for banks and bank holding companies to be considered well-capitalized. However, banking regulators also make qualitative judgments about the components of our capital, risk weightings, and other factors. Therefore, the well-capitalized minimum thresholds presented below are subject to change by our regulators, based on their view of our financial condition and circumstances. During the first quarter of 2011, Wilmington Trust FSB entered into a supervisory agreement with the Office of Thrift Supervision (OTS) under which, among other things, Wilmington Trust FSB is deemed adequately capitalized and which sets targets for Wilmington Trust FSB’s future capital ratios. The agreement requires Wilmington Trust FSB to maintain a Tier 1 capital ratio of at least 9% and a risk-based capital ratio of at least 14% by June 30, 2011. At March 31, 2011, Wilmington Trust FSB’s Tier 1 capital and risk-based capital ratios were 12.92% and 14.21%, respectively. Further declines in our capital ratios could result in additional formal regulatory actions, which could compromise our businesses.
U.S. regulatory capital ratios

					Well-capitalized minimum
	As of March 31,		As of December 31,		As of March 31,
	2011		2010		2011
(dollars in millions)	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk-weighted assets)
Wilmington Trust Corporation	12.55%	$1,021.6	12.29%	$1,060.2	10.00%	$814.2
Wilmington Trust Company	10.63%	$760.0	10.59%	$807.2	10.00%	$715.1
Wilmington Trust FSB	14.21%	$163.2	13.34%	$150.7	10.00%	$114.8
Tier 1 capital (to risk-weighted assets)
Wilmington Trust Corporation	7.57%	$616.0	7.51%	$648.1	6.00%	$488.5
Wilmington Trust Company	9.32%	$666.7	9.28%	$707.5	6.00%	$429.1
Wilmington Trust FSB	12.92%	$148.3	12.04%	$136.1	6.00%	$68.9
Tier 1 leverage capital (to average assets)
Wilmington Trust Corporation	5.99%	$616.0	6.02%	$648.1	5.00%	$514.4
Wilmington Trust Company	7.60%	$666.7	7.61%	$707.5	5.00%	$438.7
Wilmington Trust FSB	6.79%	$148.3	7.32%	$136.1	5.00%	$109.2

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Income taxes
Income taxes and tax rate

	For the three months
	ended March 31,
(dollars in millions)	2011	2010
Pre-tax loss (less non-controlling interest)	$(32.9)	$(45.6)
Income tax expense/(benefit)	$0.6	$(16.4)
Effective tax rate	(1.8)%	36.0%
We continued to record a valuation allowance against our deferred tax asset during the first quarter of 2011. This affected our income tax expense and our effective tax rate because the tax benefit recorded for the period was offset by tax expense from the establishment of additional valuation allowance. At March 31, 2011, the balance of this valuation allowance was $303.6 million, compared to $292.2 million at December 31, 2010. Tax expense for the first quarter of 2011 also included tax expense related to profitable state and foreign tax entities.
The income tax benefit reported in the first quarter of 2010 was subsequently reversed in the third quarter of 2010 when management determined that the deferred tax asset was no longer more likely than not to be realized.
Under ASC 740, “Income Taxes,” we recognize interest and penalties related to uncertain tax benefits as income tax expense. We have reviewed and, where necessary, accrued for uncertain tax benefits for periods open to examination. We have applied this methodology consistently with prior periods.
We file income tax returns in multiple tax jurisdictions. In some of these jurisdictions, we file returns for multiple legal entities. Generally, we are subject to examination by tax auditors in these jurisdictions for three to six years (open tax years). As of March 31, 2011, there were no material changes regarding uncertain tax benefits related to prior periods, and statutes of limitations had not been extended materially in any of our significant locations.
Our IRS examination for the tax year 2006 was completed during 2009. The tax years 2007, 2008, and 2009 remain open to examination by the IRS. We periodically are under examination by various state and local authorities.
For more information about our income taxes and our deferred tax asset valuation allowance, read Note 21, “Income taxes,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Segment reporting
We report business segment results for four segments: one for each of our three core businesses — Regional Banking, Wealth Advisory Services (WAS), and Corporate Client Services (CCS) — and one that combines the results of affiliate money managers Cramer Rosenthal McGlynn (CRM) and Roxbury Capital Management (RCM).
Our business segment accounting policies are the same as those described in Note 3, “Summary of significant accounting policies,” in our 2010 Annual Report on Form 10-K. Our business segment disclosures mirror the internal profitability reports we produce and review each quarter. We report segment assets on an average-balance basis, because we believe average balances offer a more relevant measure of business trends than period-end balances; we maintain and review all internal segment data on an average-balance basis; and we base some expense allocations on an average-balance basis. We have adjusted segment data for prior periods due to changes in reporting methodology and/or organizational structure.
For more information about our business segments, read Item 2 in Part I of this report, as well as Note 2, “Nature of business,” Note 5, “Affiliates and acquisitions,” and Note 24, “Segment reporting,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2011

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$48.0	$4.4	$1.1	$(1.3)	$52.2
Provision for loan losses	(36.6)	(4.7)	—	—	(41.3)

Net interest income/(loss) after provision	11.4	(0.3)	1.1	(1.3)	10.9
Advisory fees:
Wealth Advisory Services	—	41.4	—	—	41.4
Corporate Client Services	0.1	—	50.4	—	50.5
Affiliate Money Managers	—	—	—	5.3	5.3

Total advisory fees	0.1	41.4	50.4	5.3	97.2
Amortization of other intangibles	—	(0.6)	(0.7)	(0.2)	(1.5)

Total advisory fees after amortization of other intangibles	0.1	40.8	49.7	5.1	95.7
Other noninterest income	11.4	—	0.4	—	11.8

Net interest and noninterest income	22.9	40.5	51.2	3.8	118.4
Noninterest expense	49.3	49.6	43.6	—	142.5

Segment (loss)/profit before income taxes	(26.4)	(9.1)	7.6	3.8	(24.1)
Income tax expense	—	—	0.6	—	0.6

Segment operating (loss)/income	$(26.4)	$(9.1)	$7.0	$3.8	$(24.7)
Investment securities impairment charge					(5.0)
Merger-related costs					(3.8)

Reported net loss					$(33.5)

Depreciation and amortization	$2.6	$2.1	$2.1	$0.2	$7.0
Investment in equity method investees	$—	$—	$—	$140.6	$140.6
Segment average assets	$8,266.8	$1,425.7	$671.9	$129.2	$10,493.6
For the three months ended March 31, 2010

		Wealth	Corporate	Affiliate
	Regional	Advisory	Client	Money
(in millions)	Banking	Services	Services	Managers	Totals

Net interest income/(loss)	$67.1	$6.4	$2.5	$(1.3)	$74.7
Provision for loan losses	(69.2)	(8.2)	—	—	(77.4)

Net interest (loss)/income after provision	(2.1)	(1.8)	2.5	(1.3)	(2.7)
Advisory fees:
Wealth Advisory Services	—	44.1	—	—	44.1
Corporate Client Services	0.2	—	47.8	—	48.0
Affiliate Money Managers	—	—	—	4.8	4.8

Total advisory fees	0.2	44.1	47.8	4.8	96.9
Amortization of other intangibles	—	(0.8)	(0.9)	(0.2)	(1.9)

Total advisory fees after amortization of other intangibles	0.2	43.3	46.9	4.6	95.0
Other noninterest income	11.6	0.3	0.4	—	12.3
Securities gains	0.2	—	—	—	0.2

Net interest and noninterest income	9.9	41.8	49.8	3.3	104.8
Noninterest expense	47.9	44.7	38.9	—	131.5

Segment (loss)/profit before income taxes	(38.0)	(2.9)	10.9	3.3	(26.7)
Income tax (benefit)/expense and noncontrolling interest	(14.7)	(0.5)	3.8	2.3	(9.1)

Segment operating (loss)/income	$(23.3)	$(2.4)	$7.1	$1.0	$(17.6)
Investment securities impairment charge					(18.0)
Income tax benefit not allocated to segments					6.4

Reported net loss					$(29.2)

Depreciation and amortization	$2.6	$2.4	$2.2	$0.2	$7.4
Investment in equity method investees	$—	$—	$—	$159.9	$159.9
Segment average assets	$8,847.0	$1,503.1	$535.9	$158.4	$11,044.4

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17. Accounting pronouncements
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
ASU 2010-20, ASU 2011-01, and ASU 2011-02. In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 introduces expanded disclosure requirements that focus on the nature of an entity’s credit risk associated with its financing receivables (e.g., loans), and the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The ASU requires entities to disaggregate the new and existing disclosures based on how they develop their allowance for credit losses and how they manage their credit exposures. New disclosure requirements introduced by the ASU that relate to information as of the end of a reporting period were effective for us on December 31, 2010. The disclosure requirements that relate to activity that occurs during a reporting period were effective for us on January 1, 2011.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings that were included in ASU 2010-20 and was effective upon issuance.
In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides clarifying guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties. The clarifying guidance on determining whether a concession was granted discusses the debtor’s access to funds at a market rate for debt with similar characteristics as the restructured debt, that an increase in the contractual interest rate does not preclude the restructuring from being a concession, and that an insignificant delay in payment under the restructuring is not a concession. The clarifying guidance on determining whether the debtor is experiencing financial difficulties indicates that a creditor can determine that the debtor is experiencing financial difficulties even if the debtor is not currently in payment default. Also, ASU 2011-02 clarifies that creditors may not use the effective interest rate test when evaluating whether a restructuring is a troubled debt restructuring. The issuance of this ASU supersedes the temporary delay for the disclosure requirements for troubled debt restructurings that was provided by ASU 2011-01. ASU 2011-02 and the disclosure requirements for troubled debt restructurings in ASU 2010-20 will be effective for interim or annual periods beginning on or after June 15, 2011. We have not completed our assessment of the effect, if any, that ASU 2011-02 will have on our financial statements.
18. Subsequent events
ASC 855, “Subsequent Events,” requires us to evaluate whether any changes in our financial condition since March 31, 2011, warrant additional disclosure as a subsequent event.
As of May 13, 2011, the filing date of this report, we determined that, other than the matter discussed in Note 1 in this report, “Proposed Merger with M&T Bank Corporation,” there were no recognized or unrecognized subsequent events to report under ASC 855.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
More detail about each of our businesses is available in the summaries that follow and in our 2010 Annual Report on Form 10-K.
RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011
This report discusses:
•	Changes in our financial condition (balance sheet) since December 31, 2010. All balances cited are period-end balances unless otherwise noted. In some cases, we present amounts as of March 31, 2010, for historical reference.
•	The results of our operations (income statement) for the three months ended March 31, 2011, compared with the corresponding period in 2010. In some cases, we provide amounts for other periods to provide historical context. Throughout this report, we use “net (loss)/income” to mean “net (loss)/income attributable to Wilmington Trust Corporation.” Our comments in this report reflect our best estimates of the trends we know about, anticipate, and believe are relevant to future operations. In the future, however, actual results may differ from our estimates.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
We reported a net loss of $33.5 million for the 2011 first quarter. The main causes of this loss were:
•	A $41.3 million provision for loan losses.
•	Lower net interest income, due to declining loan balances and higher nonperforming asset balances.
•	The establishment of additional deferred tax asset valuation allowance offsetting the potential current tax benefit of pretax losses.
After adjusting for dividends and accretion on shares of Wilmington Trust Series A preferred stock issued in conjunction with our participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP), the net loss available to common shareholders was $38.1 million, or $0.42 per common share.
Loan balances declined from year-end 2010 mainly because of charge-offs, paydowns, and weak demand for new loans. Loan balances at March 31, 2011, were $7.11 billion. Core deposit balances increased from year-end to $7.26 billion at March 31, 2011, mainly because of an increase in CCS deposits, while total deposits declined because of maturities of national brokered certificates.
Because of our net loss for the 2011 first quarter, our stockholders’ equity declined from year-end 2010. At the direction of our regulators, our Board of Directors did not declare a dividend on our common stock for the 2011 first quarter.
During 2010, because of our loan credit quality problems and the resulting net loss, erosion of capital, and adverse financial condition, management and the Board of Directors carefully studied the company’s strategic options. In the process, we reviewed a wide range of alternatives. Based on discussions we had with our regulators, we believed that, without a change-of-control transaction acceptable to them, we likely would face imminent significant regulatory actions, which likely would result in a dramatic worsening of our business prospects.
Ultimately, the Board determined that the best option for our stockholders, as well as our clients and staff members, was a merger with M&T Bank Corporation. On November 1, 2010, we announced that we signed a definitive merger agreement with M&T. The closing of the merger is subject to certain conditions, including approval by our stockholders and regulators. Our stockholders approved the merger on March 22, 2011 and we have obtained all necessary approvals to close the merger from our regulators. Subject to the terms and conditions of the merger agreement, we expect to close the merger on May 16, 2011, at which point we will become a wholly-owned subsidiary of MT&T.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
M&T intends to hold our WAS and CCS businesses as distinct divisions within its corporate structure, and to continue to operate them under the Wilmington Trust brand, with expanded access to M&T’s clients and markets. M&T expects to combine our commercial bank with its own banking footprint under the M&T name.
We discuss each of these factors in greater detail in other sections of this report. For more information about the merger, read Note 1, “Proposed merger with M&T Bank Corporation,” in the consolidated financial statements in this report.
Effective February 17, 2011, Wilmington Trust FSB entered into a supervisory agreement with the OTS. For information about restrictions to which Wilmington Trust FSB is subject under that agreement, read the Form 8-K we filed with the SEC on February 23, 2011.
CHANGES IN FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2011
At March 31, 2011, our total assets were $10.73 billion, a $204.4 million decrease from year-end 2010. This decline was caused primarily by:
•	A $415.4 million, or 6%, decline in loan balances. Decreases occurred throughout the portfolio, due to charge-offs, loan paydowns, and weak demand for new loans. Loan balances at March 31, 2011 were $7.11 billion, compared to $7.53 billion at December 31, 2010.
•	A $91.1 million decline in investment securities balances.
The declines in loan and investment securities balances were partially offset by a $331.5 million increase in interest-bearing deposits in other banks. This increase reflected our continued efforts to enhance our liquidity in accordance with our contingency funding plan because of our loan credit quality problems and our net losses in 2010 and 2011. At March 31, 2011, the balance of interest-bearing deposits in other banks was $2.42 billion, compared to $2.09 billion at December 31, 2010.
Total deposit balances were $8.84 billion at March 31, 2011, a decrease of $135.5 million, or 2%, from year-end. Most of the decline was in national brokered certificates, which declined $250.6 million from year-end. This decline was partially offset by a $115.1 million increase in core deposits.
Stockholders’ equity declined from December 31, 2010, mainly because of the net loss that we experienced for the first three months of 2011.
For more information about loan and core deposit balances, read the Regional Banking discussion in this report. For more information about our capital and stockholders’ equity, read the capital resources discussion in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
At March 31, 2011, the investment securities portfolio was $497.6 million, a decline of $91.1 million from year-end 2010. This decrease was caused primarily by:
•	Maturities of U.S. Treasury securities.
•	Calls of government agency securities.
•	Amortization of mortgage-backed securities and collateralized mortgage obligations.
These changes caused the mix of investment securities, on a percentage basis, to shift.
Investment securities portfolio composition

	At 3/31/11		At 12/31/10
		Percent of		Percent of
(dollars in millions)	Amount	Portfolio	Amount	portfolio
U.S. Treasury securities	$31.8	6%	$48.9	8%
Government agency securities [1]	190.9	38	245.9	42
Obligations of state and political subdivisions	9.4	2	9.5	1
Collateralized mortgage obligations	21.9	4	27.2	5
Mortgage-backed debt securities	133.0	27	145.4	25
Trust-preferred securities:
Single-issue trust-preferred securities	58.6	12	58.5	10
Pooled trust-preferred securities	42.7	9	41.8	7

Total trust-preferred securities	101.3	21	100.3	17
Preferred stock	4.5	1	4.5	1
Other marketable equity securities	4.8	1	7.0	1

Total investment securities	$497.6	100%	$588.7	100%

Amount invested in fixed rate instruments	$384.1	77%	$476.2	81%

[1]	Includes $0.5 million of non-U.S. government agency securities.
The negative duration of the portfolio in total at December 31, 2010, was caused by the lower TruPS valuations and historically low market interest rates.
Average life and duration in the investment securities portfolio (in years)

	At 3/31/11	At 12/31/10
Average life	8.46	7.67
Duration	0.03	(3.36)

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Excluding TruPS, duration would have been 1.33 years at March 31, 2011 and 1.28 years at December 31, 2010.
For additional information about our investment securities, their valuations, and related write-downs, read the Consolidated Statements of Cash Flows, Note 6, “Fair value measurement of assets and liabilities,” and Note 12, “Investment securities,” in this report.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011
We reported a net loss of $33.5 million for the 2011 first quarter. After adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock issued in conjunction with our participation in the CPP, the net loss available to common shareholders was $38.1 million, or $0.42 per common share.
In comparison, the net loss for the 2010 first quarter was $29.2 million, and the net loss available to common shareholders was $0.44 per common share, after adjusting for the dividends and accretion on the shares of Wilmington Trust Series A preferred stock.
The net loss for the 2011 first quarter was caused by:
•	A $41.3 million provision for loan losses.
•	Lower net interest income, due to declining loan balances and higher nonperforming asset balances.
•	Continued mutual fund fee waivers, which reduced WAS revenue.
•	$5.0 million of OTTI securities charges.
•	Higher noninterest expense.
•	The establishment of additional deferred tax asset valuation allowance offsetting the potential current tax benefit of pretax losses.
Weighted average shares outstanding for the 2011 first quarter were 14.5 million higher than the 2010 first quarter because of the 21.7 million share issuance on March 1, 2010.
Weighted average common shares outstanding

	Three months ended
	March 31,
(in thousands)	2011	2010
Common shares outstanding (diluted)	90,976	76,465

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
THE REGIONAL BANKING BUSINESS
The Regional Banking business continued to experience charge-offs and weak demand for new loans during the 2011 first quarter, which caused loan balances to decline.
Regional Banking operating net loss for the 2011 first quarter was greater than for the 2010 first quarter, primarily because in 2010 the income tax benefit reduced the 2010 operating loss. Operating net loss before income taxes for the Regional Banking segment was less than for the 2011 first quarter, primarily because of a lower provision for loan losses, which was offset partially by lower net interest income.
Regional Banking operating net loss

(in millions)	2011 Q1	2010 Q1
Segment operating net loss	$(26.4)	$(23.3)
For more information about Regional Banking operating loss, please read Note 16, “Segment reporting,” in this report.
Although this report discusses changes in loan and deposit balances on a period-end basis, we consider average balances, rather than period-end balances, to be a better indicator of trends in the Regional Banking business. This is because average balances represent client activity over the longer term. This is especially true of core deposit balances, which often can be skewed by movements of transactional deposits made by CCS clients. Information about changes in our average balances appears in the quarterly analyses of net interest income, which appear between the net interest margin and the noninterest income discussions in this report.
LOANS
Total loan balances declined $415.4 million or 6% during the first three months of 2011, mainly because of loan paydowns, continued loan charge-offs, and weak demand for new loans.
Total loans outstanding

(dollars in millions)	At 3/31/11	At 12/31/10	% change
Commercial	$5,245.8	$5,567.2	(6)%
Retail [1]	1,864.7	1,958.7	(5)%

Total loans outstanding	$7,110.5	$7,525.9	(6)%

[1]	Includes consumer loans, residential mortgage loans, and loans secured with investments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The mix of loans by geographic market remained relatively unchanged from year-end 2010, with the Delaware market continuing to account for 52% of total loans outstanding at March 31, 2011.
At March 31, 2011, the loan portfolio composition, on a percentage basis, was similar to year-end 2010.
Approximately 79% of total loans outstanding at March 31, 2011, were floating rate loans.
Commercial loans

Commercial loans were $5.25 billion at March 31, 2011, a decline of $321.4 million, or 6% from year-end. Decreases occurred in all categories of commercial loans, most notably in the CF&A and commercial construction loan categories. The mix of commercial loans by geographic market was unchanged from year-end 2010, with approximately 51% of commercial loans in the Delaware market.
Commercial loan balances

	At	At
	March 31,	December 31,
(in millions)	2011	2010
Commercial loans:
Commercial, financial, and agricultural	$2,027.2	$2,178.6
Commercial real estate — construction	1,300.5	1,429.1
Commercial mortgage — owner occupied	1,023.8	1,041.8
Commercial mortgage — non-owner occupied	894.3	917.7

Total commercial loans	$5,245.8	$5,567.2
Consumer loans

Consumer loan balances were $1.06 billion at March 31, 2011, a decline of $72.6 million from year-end 2010. Decreases occurred in the indirect, home equity and other consumer loan categories, with the largest decline in the indirect lending category, where paydowns on indirect automobile loan balances exceeded new volume. In addition, $5.5 million of charge-offs contributed to the decline in total consumer loans. While consumer loan balances decreased, the mix of consumer loans by geographic market was unchanged from year-end 2010, with approximately 57% of consumer loans in the Delaware market.
Consumer loan portfolio

(dollars in millions)	At 3/31/11	At 12/31/10	% change
Indirect	$362.4	$411.6	(12)%
Home equity	523.1	539.0	(3)%
Credit card	68.0	65.1	4%
Other consumer	108.2	118.6	(9)%

Total consumer loans	$1,061.7	$1,134.3	(6)%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
Residential mortgage loan balances were $425.6 million at March 31, 2011, a $9.0 million decrease from year-end 2010. This balance decreased because sales of residential mortgages and principal paydowns during the first quarter of 2011 offset newly originated mortgages that we chose to retain in our loan portfolio. We sold $25.8 million of fixed rate residential mortgages into the secondary market during the first quarter of 2011 and realized a gain of approximately $0.3 million on these sales, which we recorded in the “other noninterest income” line of our statement of income.
Residential mortgage originations

(dollars in millions)	2011 Q1	2010 Q1
Dollar amount of originations	$36.6	$38.5
Number of loans originated	159	161
Percentage for home purchase	18%	32%
Percentage for refinancing	82%	68%
Percentage of fixed rate originations	95%	90%
DEPOSITS
We record two types of deposits:
•	Core deposits, which are deposits from our clients. Most of our core deposits come from clients in Delaware, where we focus our consumer banking activities. Changes in core deposit balances, on average, primarily reflect trends in the Regional Banking business.
•	Non-core deposits, which include national brokered CDs. Non-core deposits are not associated with client activity, and changes in their balances do not reflect Regional Banking business trends. We have used non-core deposits to augment core deposits to fund earning asset growth.
We discuss core deposits in this section. For more information about our use of national brokered CDs, read the liquidity, funding, and interest rate risk management discussions in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
At March 31, 2011, core deposit balances were $115.1 million higher than at year-end 2010, primarily because of a $384.1 million increase in noninterest-bearing demand deposit balances. This increase resulted mainly from CCS client activity. It is not unusual for CCS client deposit levels to fluctuate significantly from period to period, as CCS clients commonly make short-term transactional deposits. Partially offsetting this increase was a $247.5 million decline in interest-bearing demand deposits, which was mainly attributable to declines in money market balances from year-end 2010.
Core deposits

(dollars in millions)	At 3/31/11	At 12/31/10	% change
Noninterest-bearing demand	$1,476.7	$1,092.6	35%
Savings	923.4	914.0	1%
Interest-bearing demand	3,830.8	4,078.3	(6)%
CDs < $100,000	930.7	961.7	(3)%
Local CDs ≥ $100,000	96.6	96.5	—%

Total core deposits	$7,258.2	$7,143.1	2%

Percent from Delaware clients	74%	78%
Percent from Pennsylvania clients	5%	7%
Percent from Maryland clients	11%	11%
Percent from New Jersey clients	1%	1%
Percent from clients in other markets	9%	3%
We generally consider average core deposit balances to be a better indicator of trends in the Regional Banking business than period-end balances. On average, core deposits were lower for the first quarter of 2011, compared to the same period in 2010, mainly because average noninterest-bearing demand deposits decreased. The primary reason for this was a decline in average CCS client deposit balances. On average, interest-bearing demand and CD balances were also lower for 2011 than for the same period in 2010, primarily due to lower Regional Banking and WAS client balances. For more detail on average core deposit balances, read the quarterly analysis of net interest income that appears between the net interest margin and the noninterest income discussions in this report.
Core deposit balances, on average

(dollars in millions)	2011 Q1	2010 Q4	2010 Q1

Noninterest-bearing demand	$1,128.7	$1,343.3	$1,307.5
Savings	922.7	892.5	925.1
Interest-bearing demand	3,740.1	3,760.8	3,872.1
CDs < $100,000	943.8	978.5	1,002.3
Local CDs ≥ $100,000	99.4	102.1	132.4

Total core deposits	$6,834.7	$7,077.2	$7,239.4
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
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NET INTEREST INCOME
Interest income for the first quarter of 2011 was lower than for the 2010 first quarter because we had:
•	Higher levels of nonaccruing loans.
•	Lower average loan and investment securities balances.
While interest income declined by $23.1 million, interest expense for the 2011 first quarter was down by a nominal $0.6 million from the 2010 first quarter. This was because as loan and investment securities declined, interest-bearing liability balances increased from the 2010 first quarter, as we increased liquidity and short-term investments. The average balances of investment securities and total loans declined $1.74 billion between the 2011 and 2010 first quarters. Between the same periods, the average balance of interest-bearing liabilities increased $122.9 million. The result was an increase in the average short-term investments balance, which is lower-yielding than loans and investment securities.
Net interest income

(dollars in millions)	2011 Q1	2010 Q1
Interest income	$74.4	$97.5
Interest expense	22.2	22.8

Net interest income	$52.2	$74.7

Percent generated by Regional Banking	92%	90%
Most of our net interest income comes from the Regional Banking business. The WAS and CCS businesses also generate net interest income, because they have clients who use our banking services. For more information about the allocation of net interest income among the three businesses, read Note 16, “Segment reporting,” in this report.
NET INTEREST MARGIN

Net interest margin	2011 Q1	2010 Q4	2010 Q3	2010 Q2	2010 Q1
Quarterly margin	2.17%	2.33%	2.78%	3.15%	3.03%
During the 2011 first quarter, our net interest margin declined primarily because we had higher levels of nonaccruing loans and lower-yielding short-term investments.
More information about changes in our earning asset yields and cost of funds appears in this report in the analysis of net interest income, the analysis of changes in interest income and expense due to volume and rate, and the interest rate risk discussion in the “Quantitative and Qualitative Disclosures about Market Risk” section.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME

	2011 first quarter			2010 first quarter
	Average	Income/	Average	Average	Income/	Average
(dollar amounts in millions; rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate
Earning assets:

Interest-bearing deposits in other banks	$1,882.7	$1.2	0.25%	$380.2	$0.2	0.22%
Federal funds sold and securities purchased under agreements to resell	1.7	—	0.49	3.3	—	0.25

Total short-term investments	1,884.4	1.2	0.25	383.5	0.2	0.22

U.S. Treasury securities	38.6	—	0.48	230.4	0.1	0.22
Government agency securities	227.4	0.5	0.87	192.1	0.7	1.44
Obligations of state and political subdivisions [1]	9.3	0.2	7.37	5.4	0.1	8.91
Preferred stock [1]	4.1	0.1	6.92	20.6	0.5	8.98
Mortgage-backed securities	152.4	1.7	4.45	234.3	2.5	4.30
Other securities [1]	124.4	1.9	6.22	144.4	2.1	6.01

Total investment securities	556.2	4.4	3.18	827.2	6.0	2.94

FHLB and FRB stock, at cost	40.3	—	0.08	26.8	—	0.05

Commercial, financial, and agricultural loans	2,125.1	19.4	3.71	2,567.4	26.1	4.13
Real estate — construction loans	1,379.0	8.6	2.54	1,912.9	16.5	3.50
Commercial mortgage loans	1,940.8	19.0	3.97	2,124.3	22.0	4.20

Total commercial loans	5,444.9	47.0	3.50	6,604.6	64.6	3.97

Residential mortgage loans	429.1	5.2	4.94	426.8	5.4	5.13
Consumer loans	1,096.6	14.6	5.39	1,365.4	18.6	5.53
Loans secured with investments	384.3	2.4	2.53	431.5	3.1	2.86

Total retail loans	1,910.0	22.2	4.72	2,223.7	27.1	4.94

Total loans [1,2]	7,354.9	69.2	3.82	8,828.3	91.7	4.21

Total earning assets at historical cost	$9,835.8	$74.8	3.08%	$10,065.8	$97.9	3.95%

Fair value adjustment on investment securities available for sale	(8.4)			(12.1)

Total earning assets	$9,827.4			$10,053.7

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTERLY ANALYSIS OF NET INTEREST INCOME (CONTINUED)

	2011 first quarter			2010 first quarter
	Average	Income/	Average	Average	Income/	Average
(dollar amounts in millions; rates on a tax-equivalent basis)	balance	expense	rate	balance	expense	rate
Funds supporting earning assets:

Savings deposits	$922.7	$1.9	0.81%	$925.1	$2.1	0.94%
Interest-bearing demand deposits	3,740.1	2.5	0.27	3,872.1	2.9	0.30
Certificates under $100,000	943.8	4.6	1.98	1,002.3	5.6	2.28
Local certificates $100,000 and over	99.4	0.5	2.21	132.4	0.7	2.01

Total core interest-bearing deposits	5,706.0	9.5	0.67	5,931.9	11.3	0.77
National brokered certificates	1,676.8	4.4	1.08	1,255.0	2.9	0.95

Total interest-bearing deposits	7,382.8	13.9	0.76	7,186.9	14.2	0.80

Federal funds purchased and securities sold under agreements to repurchase	115.5	0.1	0.17	312.5	0.2	0.20
U.S. Treasury demand deposits	—	—	—	—	—	—
Line of credit and other debt	0.8	—	5.01	28.9	0.5	6.68

Total short-term borrowings	116.3	0.1	0.21	341.4	0.7	0.75

Long-term debt	595.3	8.2	5.59	443.2	7.9	7.23

Total interest-bearing liabilities	8,094.4	22.2	1.11	7,971.5	22.8	1.16

Other noninterest funds	1,741.4	—	—	2,094.3	—	—

Total funds used to support earning assets	$9,835.8	$22.2	0.91%	$10,065.8	$22.8	0.92%

Net interest income/margin [3]		52.6	2.17%		75.1	3.03%

Tax-equivalent adjustment [1]		(0.4)			(0.4)

Net interest income		$52.2			$74.7

[1]	Tax-advantaged income has been adjusted to a tax-equivalent basis using an income tax rate of 35% for all periods presented.

[2]	Loan balances include nonaccruing loans. Interest income includes amortization of deferred loan fees.

[3]	To compute the net interest margin, we divide net interest income on a fully tax-equivalent basis by total earning assets, on average.

Note:	Average rates are calculated using average balances based on historical cost, and do not reflect market valuation adjustments.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO VOLUME AND RATE

	For the three months ended
	March 31,
	2011 vs. 2010
	Increase/(decrease) due to changes in
(in millions)	Volume [2]	Rate [3]	Total
Interest income:
Interest-bearing deposits in other banks	$0.8	$0.2	$1.0
Federal funds sold and securities purchased under agreements to resell	—	—	—

Total short-term investments	0.8	0.2	1.0

U.S. Treasury securities	(0.1)	—	(0.1)
Government agency securities	0.1	(0.3)	(0.2)
Obligations of state and political subdivisions [1]	0.1	—	0.1
Preferred stock [1]	(0.4)	—	(0.4)
Mortgage-backed securities	(0.9)	0.1	(0.8)
Other securities [1]	(0.3)	0.1	(0.2)

Total investment securities	(1.5)	(0.1)	(1.6)

FHLB and FRB stock, at cost	—	—	—
Commercial, financial, and agricultural loans	(4.5)	(2.2)	(6.7)
Real estate — construction loans	(4.6)	(3.3)	(7.9)
Commercial mortgage loans	(1.9)	(1.1)	(3.0)

Total commercial loans	(11.0)	(6.6)	(17.6)
Residential mortgage loans	—	(0.2)	(0.2)
Consumer loans	(3.7)	(0.3)	(4.0)
Loans secured with investments	(0.3)	(0.4)	(0.7)

Total retail loans	(4.0)	(0.9)	(4.9)

Total loans net of unearned income	(15.0)	(7.5)	(22.5)

Total interest income	$(15.7)	$(7.4)	$(23.1)

Interest expense:
Savings deposits	$—	$(0.2)	$(0.2)
Interest-bearing demand deposits	(0.1)	(0.3)	(0.4)
Certificates under $100,000	(0.3)	(0.7)	(1.0)
Local certificates $100,000 and over	(0.2)	—	(0.2)

Total core interest-bearing deposits	(0.6)	(1.2)	(1.8)
National brokered certificates	1.0	0.5	1.5

Total interest-bearing deposits	0.4	(0.7)	(0.3)
Federal funds purchased and securities sold under agreements to repurchase	(0.1)	—	(0.1)
Line of credit and other debt	(0.5)	—	(0.5)

Total short-term borrowings	(0.6)	—	(0.6)
Long-term debt	2.7	(2.4)	0.3

Total interest expense	2.5	(3.1)	(0.6)
Change in net interest income	$(18.2)	$(4.3)	$(22.5)

[1]	We calculate variances on a fully tax-equivalent basis, which includes the effects of any disallowed interest expense deduction.

[2]	We define changes attributable to volume as changes in average balances multiplied by the prior period’s rate.

[3]	We define changes attributable to rate as changes in rate multiplied by the average balances in the applicable period of the prior year. A change in rate/volume (change in rate multiplied by change in volume) has been allocated to the change in rate.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
NONINTEREST INCOME
Total noninterest income for the 2011 first quarter was $13.0 million higher than the 2010 first quarter, mainly because OTTI securities charges were lower for 2011. Net other-than-temporary impairment losses that were recognized in income for the 2011 first quarter were $5.0 million, compared to $18.0 million for the first quarter of 2010.
Noninterest income as a percentage of total revenue

(dollars in millions)	2011 Q1	2010 Q1
Noninterest income [1]	$107.5	$107.3
Noninterest income [1] as a percentage of total revenue [2]	67%	59%

[1]	Excluding securities gains/losses and OTTI securities charges.

[2]	Total revenue is the combination of net interest income (before the provision for loan losses) and total noninterest income (excluding other-than-temporary impairment losses and securities gains/losses).
Noninterest income as a percentage of total revenue increased for the 2011 first quarter, compared to the 2010 first quarter, primarily because net interest income declined.
Our debit card interchange income, which is included in the “Card fees” line of our statement of income, was $8.0 million for 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 21, 2010, and includes the Durbin amendment, which allows the Federal Reserve to set a maximum rate that banks may charge for electronic debit card transactions. Under this law, the Federal Reserve is expected to finalize rules that will set the maximum rate. As a result, we expect our debit card interchange fee income to decrease. If the proposed maximum rates remain at current levels, this income could decrease by as much as 75%.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
THE CORPORATE CLIENT SERVICES BUSINESS
We report three components of Corporate Client Services revenue:
•	Global corporate trust services revenue. Fees for these services are based primarily on the complexity and duration of the services we provide. Some of these fees may be extraordinary or one-time in nature.
•	Retirement services revenue. A portion of this revenue is based on the market valuations of retirement plan assets and collective funds for which we are trustee. The remainder is based on the level of service we provide.
•	Investment and cash management services revenue. This revenue is based primarily on money market fund balances and the market valuations of investment-grade fixed income instruments.
For more information about the CCS business, read the CCS discussion in our 2010 Annual Report on Form 10-K.
CCS in the first quarter of 2011
Corporate Client Services revenue

(in millions)	2011 Q1	2010 Q1
Global corporate trust services	$23.0	$23.0
Retirement services	23.7	21.5
Investment/cash management services	3.8	3.5

Total Corporate Client Services revenue	$50.5	$48.0
Total CCS revenue was 5% higher for the 2011 first quarter than for the first quarter of 2010, mainly because of higher retirement services revenue, which was 10% higher than for the 2010 first quarter. The higher revenue reflected new business, additional plan contributions, and the effects of improved market values of retirement plan assets under administration. Much of the new business development was in collective investment fund services and services that support defined contribution plans. Partially offsetting the increase in retirement services revenue was an increase in retirement services subadvisor expense, which we discuss in the noninterest expense section of this report. Retirement services subadvisor expense was $11.8 million for the 2011 first quarter compared to $9.9 million for the first quarter of 2010.
CCS profitability for the first three months of 2011 was consistent with the first three months of 2010.
Corporate Client Services operating income

(in millions)	2011 Q1	2010 Q1
Segment operating net income	$7.0	$7.1
For more information about CCS operating net income, please read Note 16, “Segment reporting,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
•	Mutual fund revenue. Most of our mutual fund fees are tied to money market mutual funds and cash balances. Consequently, equity market movements typically have little, if any, effect on this category of revenue.
For more information about the WAS business, read the WAS discussion in our 2010 Annual Report on Form 10-K.
WAS in the first quarter of 2011
Wealth Advisory Services revenue

(in millions)	2011 Q1	2010 Q1
Trust and investment advisory revenue	$34.2	$34.4
Mutual fund revenue	0.6	0.9
Planning and other services revenue	6.6	8.8

Total Wealth Advisory Services revenue	$41.4	$44.1
Total WAS revenue for the 2011 first quarter was 6% lower than for the 2010 first quarter, mainly because of a decline in planning and other services revenue, which was $2.2 million lower than for the 2010 first quarter. This decline was mainly because revenue from business management firm Grant Tani Barash & Altman (GTBA) was lower. Revenue from GTBA declined because we sold 80% of our ownership interests in GTBA to its principals on February 16, 2010. As part of this transaction, future profit distributions to us were limited by the agreement.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Mutual fund revenue remained at a historically low level during the 2011 first quarter, mainly because of mutual fund fee waivers. In order to maximize returns for our clients, we began waiving fees on money market mutual funds in 2009, as low market interest rates caused yields to reach historic lows. These waivers reduced WAS mutual fund revenue by $5.0 million for the 2011 first quarter and by $4.4 million for the 2010 first quarter. We do not expect to begin reinstating these fees until the yields on money market mutual funds improve, which we estimate will require an increase of at least 50 basis points in short-term market interest rates. Decreases in mutual fund balances also contributed to the decline in mutual fund revenue.
WAS loss was higher for the first quarter of 2011 than for the first quarter of 2010, primarily because of lower revenue and higher noninterest expense in 2011.
Wealth Advisory Services operating loss

(in millions)	2011 Q1	2010 Q1
Segment operating net loss	$(9.1)	$(2.4)
For more information about WAS operating net loss, please read Note 16, “Segment reporting,” in this report.
ASSETS UNDER MANAGEMENT AND ADMINISTRATION
We report two types of client assets:
•	Assets under management (AUM). These are assets for which we make investment decisions on behalf of clients. Most of our AUM are associated with WAS clients.
•	Assets under administration (AUA). These are assets we hold in custody, or for which we serve as fiduciary, on behalf of clients. Most of our AUA are associated with CCS retirement services clients.
Because we provide a variety of services in addition to asset management and custody, and because most of the assets we manage or administer are held in trusts, changes in amounts of AUM or AUA do not necessarily indicate that we have gained or lost business. Consequently, we believe that changes in revenue, rather than changes in AUM or AUA, are the better indicators of trends in the WAS and CCS businesses. For more information about this, read the AUM and AUA discussion in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Client assets at Wilmington Trust 1

(in billions)	At 3/31/11	At 12/31/10	At 3/31/10
WAS assets under management	$26.15	$26.49	$26.51
CCS assets under management	18.10	17.15	15.85

Total Wilmington Trust assets under management	$44.25	$43.64	$42.36

WAS assets under administration	$25.14	$24.88	$23.86
CCS assets under administration	84.15	84.35	82.97

Total Wilmington Trust assets under administration	$109.29	$109.23	$106.83

Combined AUM and AUA at Wilmington Trust	$153.54	$152.87	$149.19

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management. Includes estimates of asset values that are not readily available, such as those held in limited partnerships.
WAS AUM decreased nominally from December 31, 2010 and March 31, 2010, mainly because of lost business.
CCS AUM were higher than at December 31, 2010 and March 31, 2010, mainly because of new business as well as improved market values of managed client assets.
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

Investment mix of Wilmington Trust AUM[1]	At 3/31/11	At 12/31/10	At 3/31/10
Equities	41%	38%	41%
Fixed income	31%	34%	33%
Cash and cash equivalents	19%	19%	16%
Other assets	9%	9%	10%

[1]	Excludes Cramer Rosenthal McGlynn and Roxbury Capital Management.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
AFFILIATE MONEY MANAGERS
We have ownership positions in two money management firms:
•	Cramer Rosenthal McGlynn (CRM), a value-style manager based in New York.
•	Roxbury Capital Management (RCM), a growth-style manager based in Minneapolis.
Affiliate money manager revenue

(in millions)	2011 Q1	2010 Q1
Total revenue from affiliate money managers (net of expenses)	$5.3	$4.8
An increase in revenue from CRM, primarily from higher CRM AUM, was the main reason why affiliate money manager revenue for the 2011 first quarter was higher than for the 2010 first quarter.
The revenue we record from CRM and RCM is net of their expenses and based on our ownership position in each, which is unchanged from year-end 2010. We do not consolidate CRM or RCM in our financial statements because the principals of these firms retain management controls, including veto powers, over a variety of matters. CRM and RCM are not part of our WAS business, and their managers and staff are not Wilmington Trust employees. For more information about CRM and RCM, read Note 16, “Segment reporting,” in this report, and Note 5, “Affiliates and acquisitions,” in our 2010 Annual Report on Form 10-K.
NONINTEREST EXPENSE
Noninterest expense for the 2011 first quarter was $146.3 million, an increase of $14.8 million from the 2010 first quarter. The factors that contributed to this increase included:
•	Higher staffing-related costs, due mainly to an increase in incentives and bonuses expense related to employee retention incentives. Staffing-related costs continued to comprise the largest concentration of our total noninterest expense. Total staffing-related expense for the 2011 first quarter was $78.2 million, compared to $72.4 million for the 2010 first quarter.
Staffing-related expense

(dollars in millions)	2011 Q1	2010 Q1
Salaries and wages	49.8	49.2
Incentives and bonuses	11.0	7.1
Employment benefits	17.4	16.1

Total staffing-related expenses	$78.2	$72.4

Staffing-related expense as a percentage of total noninterest expense	53%	55%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	At	At
	March 31, 2011	March 31, 2010
Total full-time-equivalents	2,716	2,821
We had 105 fewer full-time-equivalents at March 31, 2011 than at March 31, 2010. Most of this decline was attributable to voluntary employee terminations.
•	Higher retirement services subadvisor expense, which was a direct result of new business in the CCS retirement services business line. Retirement services subadvisor expense was $11.8 million for the 2011 first quarter, compared to $9.9 million for the 2010 first quarter. We discuss the increase in CCS retirement services revenue in the CCS business discussion.
•	Higher insurance expense. This expense was $3.0 million higher than for the 2010 first quarter, due to a higher Federal Deposit Insurance Corporation (FDIC) insurance premium assessment for the 2011 first quarter. The higher premium was due mainly to a higher assessment rate that resulted from the 3-basis-point increase for all depository institutions and our continued net loss, credit quality problems, and capital erosion. FDIC insurance expense was $8.7 million for the 2011 first quarter, compared to $5.5 million for the 2010 first quarter.
•	Higher legal and auditing fee expense. This expense was $3.1 million higher than for the 2010 first quarter, due mainly to merger costs as well as continued costs related to loan workout and recovery activities.
INCOME TAXES
Income taxes and tax rate

	For the three months
	ended March 31,
(dollars in millions)	2011	2010
Pre-tax loss (less non-controlling interest)	$(32.9)	$(45.6)
Income tax expense/(benefit)	$0.6	$(16.4)
Effective tax rate	(1.8)%	36.0%
We continued to record a valuation allowance against our deferred tax asset during the first quarter of 2011. This affected our income tax expense and our effective tax rate because the tax benefit recorded for the period was offset by tax expense from the establishment of the additional valuation allowance.
For more information about this, read Note 15, “Income taxes,” in this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
Our capital levels at March 31, 2011 were lower than the levels at December 31, 2010 because of our 2011 first quarter net loss, which caused our retained earnings to decline. With no significant economic or real estate recovery on the horizon in our markets, we continue to have little assurance that our loan portfolio will strengthen significantly in the near term or that our capital position will not erode further.
During 2010, after carefully studying our strategic alternatives, our Board of Directors determined that the best option for our stockholders, as well as for our clients and staff members, was a merger with M&T. On November 1, 2010, we announced that we signed a definitive merger agreement with M&T. The closing of the merger is subject to certain conditions, including approval by our stockholders and regulators. Our stockholders approved the merger on March 22, 2011 and we have obtained all necessary approvals to close the merger from our regulators. Subject to the terms and conditions of the merger agreement, we expect to close the merger on May 16, 2011, at which point we will become a wholly-owned subsidiary of MT&T. For additional information about this, read Note 1, “Proposed merger with M&T Bank Corporation,” in the consolidated financial statements in this report.
Capital

	Three months ended	Year ended
(dollars in millions)	3/31/11	12/31/10
Common stockholders’ equity (period end)	$490.9	$526.7
Common stockholders’ equity (on average)	$525.8	$1,048.6
Loss on average common stockholders’ equity (annualized)	(25.84)%	(68.67)%
Loss on average assets (annualized)	(1.29)%	(6.69)%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our capital at March 31, 2011, included $330.0 million of Wilmington Trust Series A preferred stock and warrants, which we sold to the U.S. Department of the Treasury under the CPP in December 2008. We are required to pay a 5% dividend on this preferred stock annually until 2013, and 9% annually thereafter, as long as this stock is outstanding. The Series A preferred stock qualifies as Tier 1 capital, has no maturity date, and ranks senior to our common stock for dividend payments and other matters. Full details of our participation in the CPP and its terms are in a prospectus supplement and amended shelf registration statement dated January 12, 2009, which are available on www.wilmingtontrust.com in the Investor Relations section, under SEC filings. Under the terms of our merger agreement with M&T, the Series A preferred stock will be converted in the merger into preferred stock of M&T with substantially the same rights, powers, and preferences, and M&T will assume all of our obligations relating to the Series A preferred stock. In addition, the warrant we issued to the U.S. Department of the Treasury in connection with the issuance of the Series A preferred stock will be converted automatically in the merger into a warrant to purchase M&T common stock, subject to appropriate adjustments.
For accounting purposes, we allocated the $330.0 million we received under the CPP to the preferred stock and stock warrants, based on their relative estimated fair values. In order to record the value of the stock warrants, we recorded a corresponding discount on the preferred stock, which we are accreting over a five-year period that began on December 12, 2008. Along with the dividends on the preferred stock, we deduct the accretion of the discount from net income to arrive at net income available to common shareholders. The accretion of the discount was $0.4 million for the 2011 and 2010 first quarters. For more information about this, read Note 5, “Earnings per share,” in this report.
Capital ratios
All of our regulatory capital levels at March 31, 2011 continued to exceed the minimums required by regulators for banks and bank holding companies to be considered well-capitalized. Banking regulators make qualitative judgments about the components of our capital, risk weightings, and other factors. Their views of our financial condition and circumstances could cause them to adjust their well-capitalized minimum standards. Subsequent to year-end, Wilmington Trust FSB entered into a supervisory agreement with the OTS under which, among other things, Wilmington Trust FSB is deemed adequately capitalized and which sets targets for Wilmington Trust FSB’s future capital ratios. The agreement requires Wilmington Trust FSB to maintain a Tier 1 capital ratio of at least 9% and a risk-based capital ratio of at least 14% by June 30, 2011. At March 31, 2011, Wilmington Trust FSB’s Tier 1 capital and risk-based capital ratios were 12.92% and 14.21%, respectively. For more information about these guidelines, read Note 14, “Capital,” in this report and Note 17, “Capital,” in our 2010 Annual Report on Form 10-K. For further information about these and other regulatory restrictions to which Wilmington Trust FSB is subject under the agreement, read the Form 8-K we filed with the SEC on February 23, 2011. Further declines in our regulatory capital ratios could result in additional formal regulatory actions that could compromise our ability to conduct business.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Regulatory capital ratios

	At	At	At	Minimum to be
	3/31/11	12/31/10	3/31/10	well-capitalized
Total risk-based capital	12.55%	12.29%	17.58%	10%
Tier 1 risk-based capital	7.57%	7.51%	12.90%	6%
Tier 1 leverage capital	5.99%	6.02%	12.25%	5%
Amounts of regulatory capital

	At 3/31/11		At 12/31/10
		Minimum to		Minimum to
	Wilmington	be well-	Wilmington	be well-
(dollars in millions)	Trust capital	capitalized	Trust capital	capitalized
Total risk-based capital	$1,021.6	$814.2	$1,060.2	$862.6
Tier 1 risk-based capital	$616.0	$488.5	$648.1	$517.6
Tier 1 leverage capital	$616.0	$514.4	$648.1	$538.2
Two of the tools we use to measure the adequacy of our capital are the tangible common equity-to-assets (TCE) ratio and the Tier 1 common equity ratio. These ratios declined from December 31, 2010 because our net loss for the first three months of 2011 caused our equity to decrease.
Tangible common equity

(dollars in millions)	At 3/31/11	At 12/31/10
Total equity	$816.3	$851.7
Less:
Preferred stock	325.4	325.0
Noncontrolling interest	—	—
Goodwill	336.8	336.3
Other intangible assets	27.5	29.2

Tangible common equity	$126.6	$161.2

Total assets	$10,728.2	$10,932.6
Less:
Goodwill	336.8	336.3
Other intangible assets	27.5	29.2

Tangible assets	$10,363.9	$10,567.1

TCE ratio	1.22%	1.53%
Tier 1 common equity

(dollars in millions)	At 3/31/11	At 12/31/10
Tier 1 capital	$616.0	$648.1
Less:
Noncontrolling interest	—	—
Preferred stock	325.4	325.0

Tier 1 common equity	$290.6	$323.1

Total risk-weighted assets	$8,141.9	$8,626.2

Tier 1 common equity ratio	3.57%	3.75%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Although the TCE ratio and the Tier 1 common equity ratio are non-GAAP disclosures, we believe they are useful tools because they reflect the level of capital we have available to withstand unexpected market conditions. In addition, they are measures that credit rating agencies and industry analysts use to evaluate our financial condition and capital strength.
The tables above reconcile tangible common equity, Tier 1 common equity, and tangible assets as of March 31, 2011, and December 31, 2010, to the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
We did not repurchase any of our shares under this program during the first three months of 2011. We have agreed not to repurchase our stock without prior written approval from our regulators and any such repurchase would be subject to the restrictions contained in our merger agreement with M&T. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators.

Current repurchase plan activity	At 3/31/11	At 12/31/10	At 3/31/10
Number of shares repurchased	—	—	—
Average price per share repurchased	$—	$—	$—
Total cost of shares repurchased	$—	$—	$—
Total shares purchased under current plan	3,043,796	3,043,796	3,043,796
Shares available for repurchase	4,956,204	4,956,204	4,956,204

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
LIQUIDITY AND FUNDING
As a bank holding company, we need funding and liquidity to support operating and investing activities, comply with regulatory requirements, and minimize the risk of having insufficient funds to conduct business. We believe our liquidity position is adequate because:
•	We have access to several sources of funding, which help to mitigate our liquidity risk and give us the ability to adjust the mix and amount of funding as we deem appropriate.
•	Our liquidity management practices give us the flexibility to react to changes that might affect our liquidity adversely.
Our funding strategy is to use a blend of core and non-core funding and typically includes:
•	Core deposits, which are deposits made by clients. For more information about core deposits, read the Regional Banking discussion in this report.
•	National brokered CDs, which we gather through various broker networks and which typically consist of aggregated deposits from individuals, mutual funds, or financial institutions. At March 31, 2011, all of the underlying deposits in our national brokered CDs were from individual depositors.
•	Short-term borrowings.
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
For more information on our liquidity and funds management practices, and liquidity risk scenarios, read the discussion of liquidity and funding in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity in the first three months of 2011
Funding and liquidity

(in millions)	At 3/31/11	At 12/31/10
Core deposit balances	$7,258.2	$7,143.1
National brokered CDs	1,581.4	1,832.0
Short-term borrowings	86.4	123.2
Long-term debt	595.5	595.0
Wilmington Trust stockholders’ equity	816.6	851.7
Investment securities	497.6	588.7
Unused borrowing capacity secured with collateral from the Federal Home Loan Bank of Pittsburgh (FHLB) [1]	810.0	985.6
Unused borrowing capacity secured with collateral from the Federal Reserve	458.8	460.1

Total	$12,104.5	$12,579.4

[1]	Wilmington Trust Company and Wilmington Trust FSB are FHLB members. The FHLB adjusts our borrowing capacity quarterly, but we do not receive the adjustment calculations until after the filing dates of our quarterly and annual reports. The amounts shown are based on financial information as of December 31, 2010 and September 30, 2010, respectively.
For more information about our long-term debt, read Note 13, “Borrowings,” in this report.
On a period-end basis, loan and investment securities balances declined and core deposit balances increased, resulting in enhanced liquidity at March 31, 2011 as evident in the quarter-end balance of interest-bearing deposits in other banks, which was $2.42 billion. In comparison, this balance was $2.09 billion at December 31, 2010. In addition, national brokered CD balances declined during the 2011 first quarter as maturing issuances were not replaced.
During the 2011 first quarter, our average loan and investment securities portfolio balances declined, providing us with additional liquidity and reducing our need for noncore funding, on average. In addition, higher national brokered CD balances in 2011 reflected 2010 efforts to enhance liquidity. The average loan-to-core-deposit ratio and the loan-to-total-deposit ratios were 108% and 86%, respectively, for the 2011 first quarter, which were both lower than for the 2010 first quarter. These declines were due to lower average loan balances during the 2011 first quarter.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Selected asset and liability balance changes

	At	At	Change
(dollars in millions)	3/31/11	12/31/10	$	%

Total investment securities balances	$497.6	$588.7	$(91.1)	(15)%

Total loan balances	$7,110.5	$7,525.9	$(415.4)	(6)%

Core deposit balances	$7,258.2	$7,143.1	$115.1	2%

Non-core funding:
National brokered CDs	$1,581.4	$1,832.0	$(250.6)	(14)%
Short-term borrowings	86.4	123.2	(36.8)	(30)%

Total non-core funding	$1,667.8	$1,955.2	$(287.4)	(15)%
Funding sources (on average)

	Q1 2011		Q1 2010
	Average		Average
	balance	%	balance	%
Core deposits	$6,834.7	79%	$7,239.4	82%
Non-core funding:
National brokered CDs	$1,676.8	19%	$1,255.0	14%
Short-term borrowings	116.3	2%	341.4	4%

Non-core funding	$1,793.1	21%	$1,596.4	18%

Loan-to-total-deposit ratio [1]	86%		104%
Loan-to-core-deposit ratio	108%		122%

[1]	Include core deposits and national brokered CDs
For more information about how we manage interest rate risk, read the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Credit ratings
On February 16, 2011, Standard & Poor’s lowered its credit ratings on Wilmington Trust Corporation and Wilmington Trust Company, citing our continued credit quality problems, our net loss for the 2010 fourth quarter, and further erosion of our capital. Because we expect that our credit ratings will be consistent with M&T’s upon consummation of our merger, we believe that these lower credit ratings will not have a material effect on our business, operating results, or financial condition. This or further credit rating downgrades could have a material adverse effect on our business, operating results, or financial condition if our merger agreement with M&T is terminated.
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
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CREDIT RISK AND ASSET QUALITY
Most of our asset risk remains tied to credit (lending) risk. At March 31, 2011, loans accounted for 66% of our assets, while investment securities accounted for 5% of our assets. For more information about the quality of our investment securities, read the investment portfolio discussion and Note 12, “Investment securities,” in this report.
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
Form 10-Q for the three months ended March 31, 2011
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
Form 10-Q for the three months ended March 31, 2011
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
Every commercial loan (and loan secured with investments) receives an initial risk rating that is assigned by the client relationship manager. It is the client relationship manager’s responsibility to identify deterioration in the quality of a loan, as soon as such conditions are known or suspected, by changing the loan’s assigned risk rating. The independent credit risk management group examines the client’s financial condition and other relevant information and confirms these risk ratings to ensure that they reflect the risk profile of the loan accurately. The independent credit risk management group also performs reviews of various portfolios on a sample basis.
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
Form 10-Q for the three months ended March 31, 2011
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
We update our reserve allocations quarterly. If necessary, we adjust the reserve by increasing or decreasing the provision for loan losses. For more information about how we establish the reserve, read Note 3, “Summary of significant accounting policies,” and Note 9, “Reserve for loan losses,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
Appraisal staff members determine whether revaluations should be performed by themselves or by third-party appraisers, unless the property secures a loan which has been determined to be impaired under ASC 310, “Receivables,” in which case we require that revaluations be performed by third-party appraisers. Our appraisal staff members review all appraisals performed by third-party professionals.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Credit quality in the first quarter of 2011
Our financial statements continued to be affected by the difficult financial environment during the 2011 first quarter as the effects of the prolonged period of economic recession continued. Many of our borrowers continued to have trouble making payments on their loans and updated appraisals continued to show severely depreciated collateral values. Total substandard and nonaccruing loan levels, although lower than at year-end 2010, remained at elevated levels, signifying that many of our problem loan customers are still having difficulty recovering from the prolonged recession. Overall, there has been a lack of a sustained recovery in Delaware. The Delaware unemployment rate remained at levels similar to the second half of 2010. We continued to see elevated charge-off levels as appraisals and other data evaluated during the first quarter provided conclusive evidence of depreciated collateral values on problem loans.
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
Selected credit quality ratios

	At 3/31/11	At 12/31/10	At 3/31/10

Loan loss reserve ratio	5.76%	5.86%	3.44%
Nonperforming assets ratio (including OREO and loans held for sale)	15.54%	15.02%	6.29%
Accruing loans past-due 90 days or more ratio	0.46%	0.75%	0.46%
Quarterly net charge-off ratio (not annualized)	1.09%	2.58%	0.33%
Annualized net charge-off ratio	4.36%	6.06%	1.32%
Serious-doubt loan ratio	0.21%	0.41%	0.94%
The loan loss reserve ratio differs from the nonperforming asset ratio because:
•	An asset’s nonperformance does not automatically generate a partial or total loss.
•	The denominator of the nonperforming asset ratio includes OREO and loans held for sale.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Internal risk rating analysis
Loan balances by internal risk rating remained similar to year-end 2010. At March 31, 2011, approximately 75% of total loans outstanding had risk ratings of pass or watchlist, and approximately 25% of total loans outstanding had risk ratings of substandard or lower. These percentages were unchanged from year-end.
Loan balances by internal risk rating

(in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Pass	$4,698.7	$4,985.0	$6,912.8
Watchlist	605.7	673.4	672.0
Substandard:
Substandard-accruing	807.5	857.9	661.9
Substandard-nonaccruing	891.1	890.1	427.4

Total substandard	1,698.6	1,748.0	1,089.3
Doubtful-nonaccruing	107.5	119.5	41.5

Total loans	$7,110.5	$7,525.9	$8,715.6
While the total balance of substandard loans declined, charge-offs and transfers to OREO were partially offset by new downgrades to substandard status, particularly in the substandard-nonaccruing rating category.
Loans with substandard risk ratings by loan type

(in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Commercial, financial, and agricultural	$565.4	$609.3	$417.0
Commercial real estate — construction	642.1	693.2	342.9
Commercial mortgage	410.1	349.8	249.3
Consumer and other retail	81.0	95.7	80.1

Total substandard loans	$1,698.6	$1,748.0	$1,089.3
The following tables show the loan loss reserve coverage on loans with substandard risk ratings that are still accruing interest.
Substandard-accruing loan loss reserve coverage

As of March 31, 2011

			Reserve as a
	Loan	Reserve	percent of
(dollars in millions)	balances	balances	loans

Commercial, financial, and agricultural	$303.6	$38.3	13%
Commercial real estate — construction	225.8	63.9	28%
Commercial mortgage	253.9	14.0	6%
Consumer and other retail	24.2	0.7	3%

Total substandard-accruing loans	$807.5	$116.9	14%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2010

			Reserve as a
	Loan	Reserve	percent of
(dollars in millions)	balances	balances	loans

Commercial, financial, and agricultural	$346.5	$37.5	11%
Commercial real estate — construction	258.3	69.6	27%
Commercial mortgage	226.2	11.0	5%
Consumer and other retail	26.9	4.4	16%

Total substandard-accruing loans	$857.9	$122.5	14%
Accruing loans past due 90 days or more
Loans we report as being past due 90 days or more continue to accrue interest, and we do not consider them to be nonperforming. These are loans for which we believe borrowers have, or will have, the ability to comply with the terms of their loan agreements. Most of the accruing loans past due 90 days or more at March 31, 2011, are commercial construction and commercial mortgage loans.
Accruing loans past due 90 days or more

(dollars in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Commercial, financial, and agricultural	$1.9	$8.5	$3.0
Commercial real estate — construction	16.7	31.9	14.3
Commercial mortgage	12.3	14.5	7.0
Consumer and other retail	1.5	1.9	15.4

Total loans past due 90 days or more	$32.4	$56.8	$39.7

Ratio of loans past due 90 days to total loans outstanding	0.46%	0.75%	0.46%
Nonperforming assets
Nonperforming assets consist of:
•	Nonaccruing loans. These are loans for which we do not expect to receive principal or interest payments according to contractual terms. This category includes troubled restructured loans that are nonaccruing.
•	Troubled restructured loans (accruing). These are accruing loans for which we and the borrowers have renegotiated terms or conditions.
•	Nonaccruing loans held for sale. These are loans that are categorized as held for sale on our balance sheet, for which we do not expect to receive principal or interest payments according to contractual terms.
•	OREO, which consists of properties we acquire through foreclosure or when the borrower defaults. We record these properties at the lower of carrying value or fair value, less cost to sell.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Nonperforming assets

(dollars in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Nonaccruing loans:
Commercial, financial, and agricultural	$278.3	$286.1	$91.2
Commercial real estate — construction	498.5	526.6	246.8
Commercial mortgage	159.7	124.0	83.3
Consumer and other retail	62.1	72.9	47.6

Total nonaccruing loans	998.6	1,009.6	468.9
Troubled restructured loans (accruing)	30.6	43.9	35.7

Total nonaccruing and troubled restructured loans	1,029.2	1,053.5	504.6
Nonaccruing loans held for sale	22.7	45.9	—
OREO	67.0	45.6	46.3

Total nonperforming assets	$1,118.9	$1,145.0	$550.9

Nonperforming asset ratio (includes OREO and loans held for sale)	15.54%	15.02%	6.29%
Nonaccruing loans
During the 2011 first quarter, we transferred $168.5 million of loans to nonaccruing status. These transfers were offset partially by paydowns, $84.5 million of charge-offs, and the transfer of $28.7 million of loans to OREO. In total, nonaccruing loans decreased $11.0 million, or 1%, from year-end 2010. New loans transferred to nonaccruing status demonstrated the continued financial difficulty that many of our borrowers continue to experience.
The following tables present cumulative charge-offs and the reserve balances for each category of nonaccruing commercial loans as of March 31, 2011 and December 31, 2010.
Nonaccruing commercial loan loss analysis
Cumulative charge-offs in the table below increased by $4.6 million from year-end 2010. During the first quarter, $45.8 million of nonaccruing loans that were net of $50.7 million of cumulative charge-offs as of December 31, 2010, were either transferred to loans held for sale or OREO, fully charged-off, or paid down completely. Neither the loan balances nor the cumulative charge-offs for these loans are included in the March 31, 2011 table below.
As of March 31, 2011

	Loan	Cumulative	Reserve	Potential
(dollars in millions)	balances [1]	charge-offs	balances	loss ratio [2]

Commercial, financial, and agricultural	$278.3	$53.0	$47.4	30.3%
Commercial real estate — construction	498.5	247.4	72.6	42.9%
Commercial mortgage	159.7	17.9	12.4	17.1%

Total nonaccruing commercial loans [3]	$936.5	$318.3	$132.4	35.9%

[1]	Net of cumulative charge-offs.

[2]	The sum of the cumulative charge-offs plus the reserve balance, divided by the loan balance plus the charge-offs.

[3]	Includes substandard-nonaccruing and doubtful loans.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of December 31, 2010

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
At March 31, 2011, the percentage of troubled restructured loans with principal moratorium concessions was 29%, compared to 38% at December 31, 2010. The percentage of troubled restructured loans that had payment extension concessions was 58% at March 31, 2011, compared to 55% at December 31, 2010. In addition, the percentage of troubled restructured loans that had interest rate concessions was 37% at March 31, 2011, compared to 26% at December 31, 2010. These interest rate concessions constituted rate changes from the original contractual rates. At March 31, 2011, approximately 88% of troubled restructured loans were in compliance with their modified terms, compared with 89% at December 31, 2010.
Troubled restructured loans

	At March 31, 2011			At December 31, 2010
(in millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial, financial, and agricultural	$3.5	$9.9	$13.4	$17.6	$10.3	$27.9
Commercial real estate — construction	—	18.4	18.4	—	19.3	19.3
Commercial mortgage	12.5	12.6	25.1	13.4	6.6	20.0
Consumer and other retail	14.6	2.0	16.6	12.9	1.9	14.8

Total troubled restructured loans	$30.6	$42.9	$73.5	$43.9	$38.1	$82.0

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Total troubled restructured loans at March 31, 2011, were $73.5 million, a decrease of $8.5 million from year-end 2010.
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
OREO

Most of the properties that we hold as OREO are commercial properties and many are residential development projects in various stages of completion. During 2011, we transferred property valued at $28.7 million to OREO, and we sold or wrote down OREO property valued at $7.3 million.
Composition of OREO balances

(dollars in millions)	At 3/31/11		At 12/31/10

Commercial properties	$58.7	88%	$41.4	91%
Consumer and other retail	4.1	6%	—	—
Residential properties	4.2	6%	4.2	9%

Total OREO	$67.0		$45.6
As we continue to manage the foreclosure process on many of our problem loans, we expect OREO balances to increase in the future.
Net charge-offs
Most of the loans we charge off are commercial loans. Commercial loan charge-offs are very unpredictable, because:
•	Negotiations with borrowers can affect the timing and extent of charge-offs, or avert them altogether.
•	Associated legal proceedings can affect the timing and amount of charge-offs or recoveries.
•	Collateral valuations can change.
There are few charge-offs in our residential mortgage portfolio, because:
•	We sell most of our newly originated fixed rate residential mortgages into the secondary market.
•	We do not make subprime, Alt-A, or any other so-called “exotic” residential mortgage loans.
Even after we charge loans off, we continue to pursue repayment. When we receive repayments on charged-off loans, we record them as loan recoveries.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We continued to experience elevated charge-off levels during the 2011 first quarter. Most of the loans that we charged off during the 2011 first quarter were CF&A and commercial construction loans that previously had been substandard or doubtful nonaccruing loans. In most cases, the charge-offs resulted from evaluations of appraisals and other support during the first quarter that provided conclusive evidence of depreciated collateral values on problem loans. However, in many cases, this evidence confirmed estimates made in prior periods and the depreciation had already been reserved for. Charge-offs, although up from the 2010 first quarter, were down from the 2010 second, third, and fourth quarters.
Net charge-offs

(dollars in millions)	2011 Q1	2010 Q4	2010 Q3	2010 Q2	2010 Q1

Commercial, financial, and agricultural	$(31.5)	$(54.7)	$(55.7)	$(23.8)	$(7.9)
Commercial real estate — construction	(42.2)	(133.2)	(69.0)	(81.2)	(12.1)
Commercial mortgage	(2.4)	(11.9)	(13.4)	(14.8)	(2.4)
Residential mortgage	(0.1)	(0.1)	(0.1)	—	—
Consumer and other retail	(4.3)	(5.3)	(6.7)	(11.4)	(6.7)

Total net loans charged off	$(80.5)	$(205.2)	$(144.9)	$(131.2)	$(29.1)

Quarterly net charge-off ratio (not annualized)	1.09%	2.58%	1.74%	1.53%	0.33%
For more detail on gross charge-offs and loan recoveries, read the loan loss reserve and loan loss provision discussion at the end of this section.
Serious-doubt loans
Serious-doubt loans are loans that are performing in accordance with their contractual terms, or were fewer than 90 days past due, at the time of classification, but which we think have the potential to become nonperforming loans in the future. The balance of these loans decreased from year-end mainly due to loans that went to nonaccrual status during the 2011 first quarter, combined with serious-doubt loans that were paid down or were removed from the serious-doubt list.
Serious-doubt loans

(dollars in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Commercial, financial, and agricultural	$10.1	$17.0	$44.7
Commercial real estate — construction	1.1	2.9	26.9
Commercial mortgage	1.0	7.9	5.3
Consumer and other retail	—	—	2.3
Contingency allocation	3.0	3.0	3.0

Total serious-doubt loans	$15.2	$30.8	$82.2

Serious-doubt loan ratio	0.21%	0.41%	0.94%

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loan loss reserve and loan loss provision
As the prolonged period of economic downturn continued into the 2011 first quarter, our borrowers continued to experience financial difficulty as $156.4 million of loans were transferred to nonaccrual status and we continued to analyze appraisals and other data that indicated severely depressed collateral values. As a result, our charge-offs, provision for loan losses, and loan loss reserve continued to be at elevated levels. These trends could continue in the future, which could have a material adverse effect on our financial statements.
Loan loss reserve composition by loan type

(in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Commercial, financial, and agricultural	$128.3	$140.7	$74.7
Commercial real estate — construction	168.9	188.5	127.3
Commercial mortgage	66.3	61.6	51.1
Residential mortgage	6.3	5.9	4.1
Consumer and other retail	39.7	44.1	42.6

Total loan loss reserve	$409.5	$440.8	$299.8
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

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loan loss reserve composition by internal risk rating

(in millions)	At 3/31/11	At 12/31/10	At 3/31/10

Pass	$124.3	$129.6	$138.5
Watchlist	30.6	29.3	17.2
Substandard-accruing	116.9	122.5	46.8
Substandard-nonaccruing	108.4	124.7	88.6
Doubtful-nonaccruing	29.3	34.7	8.7

Total loan loss reserve	$409.5	$440.8	$299.8
Impaired loan analysis
As of March 31, 2011

	Loan	Cumulative	Reserve	Reserve/
(dollars in millions)	balances [1]	charge-offs	balances	loans

Individually impaired loans with reserves	$405.8	$19.8	$138.7	34.2%
Individually impaired loans without reserves [2]	624.4	300.0	—	—%
Other loans	6,080.3	—	270.8	4.5%

Total	$7,110.5	$319.8	$409.5	5.8%

[1]	Net of cumulative charge-offs.

[2]	The $624.4 million of loans includes $215.7 million of loans that are net of $300.0 million of cumulative charge-offs, for which we do not have a specific reserve recorded because we believe that the net carrying values of the loans are equal to their net realizable values. The remaining $408.7 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to recover our investment fully is supported by the value of the underlying collateral.
As of December 31, 2010

	Loan	Cumulative	Reserve	Reserve/
(dollars in millions)	balances [1]	charge-offs	balances	loans

Individually impaired loans with reserves	$451.9	$27.1	$164.1	36.3%
Individually impaired loans without reserves [2]	602.9	291.4	—	—%
Other loans	6,471.1	—	276.7	4.3%

Total	$7,525.9	$318.5	$440.8	5.9%

[1]	Net of cumulative charge-offs.

[2]	The $602.9 million of loans includes $246.6 million of loans that are net of $291.4 million of cumulative charge-offs, for which we do not have a specific reserve recorded because we believe that the net carrying values of the loans are equal to their net realizable values. The remaining $356.3 million do not have associated charge-offs and do not have a specific reserve because we believe that our ability to recover our investment fully is supported by the value of the underlying collateral.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DERIVATIVES, HEDGING INSTRUMENTS, OTHER OFF-BALANCE-SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
We use a variety of financial instruments and contracts to help us manage capital, liquidity, interest rate risk, credit risk, and other aspects of our day-to-day operations. As permissible under regulatory guidelines, we include these instruments in our calculations of regulatory risk-based capital ratios. For more information about these instruments and contracts, read the discussion that begins on page 83 of our 2010 Annual Report on Form 10-K.
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
At March 31, 2011, we had interest rate swap contracts associated with loans to clients with a total notional amount of $1,039.4 million, including the mirror swaps described above. For more information about our derivative and hedging instruments, read Note 7, “Derivative and hedging activities,” in this report.
Other contractual obligations

(in millions)	At 3/31/11	At 12/31/10
FHLB loan	$150.0	$150.0
Lease commitments for offices, net of sublease arrangements [1]	$78.9	$82.3
Certificates of deposit	$2,608.7	$2,890.2
Letters of credit, unfunded lending commitments, and unadvanced lines of credit	$2,390.1	$2,530.6

[1]	These lease commitments are for many of our branch offices in Delaware and all of our branch and non-branch offices outside of Delaware.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Amount and duration of payments due on current contractual obligations as of March 31, 2011

		Less than	1 to 3	3 to 5	More than 5
(in millions)	Total	1 year	years	years	years
Certificates of deposit	$2,608.7	$1,484.3	$936.2	$183.4	$4.8
Debt obligations	600.0	—	400.0	—	200.0
Interest on debt obligations	145.5	30.3	47.2	34.0	34.0
Operating lease obligations	78.9	13.4	24.4	18.2	22.9
Benefit plan obligations	3.2	3.2	—	—	—

Total	$3,436.3	$1,531.2	$1,407.8	$235.6	$261.7
The debt obligations in the table above consist of:
•	$250.0 million of subordinated long-term debt that was issued in 2003 and is due in 2013.
•	$200.0 million of subordinated long-term debt that was issued in April 2008 and is due in April 2018.
•	$150.0 million of FHLB advances, which are due between April 2012 and October 2012.
Both of our issues of subordinated long-term debt are included in the “Long-term debt” line of our balance sheet. We may not incur additional debt without prior written approval from our primary regulators. Wilmington Trust Company may not incur additional debt having a maturity of more than one year without prior written approval from its primary regulators.
Contractual obligations in the table above do not include uncertain tax liabilities that we have not paid. At March 31, 2011, we had unrecognized tax benefits that, if recognized, would affect our effective tax rate in future periods. The amounts that we ultimately may pay, and when we ultimately may pay them, remain uncertain. For more information on our income taxes, read Note 15, “Income taxes,” in this report, and Note 21, “Income taxes,” in our 2010 Annual Report on Form 10-K.
Our agreements with CRM and RCM permit principal members and designated key staff members of each firm, subject to certain restrictions, to put (relinquish) their interests in their respective firms to us. For more information about these agreements, read Note 5, “Affiliates and acquisitions,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OTHER INFORMATION
Accounting pronouncements
For a discussion of the effects of recent accounting pronouncements on our financial condition and results of operations, read Note 17, “Accounting pronouncements,” in this report.
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
•	Note 3, “Summary of significant accounting policies,” in our 2010 Annual Report on Form 10-K;
•	Note 2, “Accounting and reporting policies,” in this report; and
•	Note 17, “Accounting pronouncements,” in this report.
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
Form 10-Q for the three months ended March 31, 2011
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
Form 10-Q for the three months ended March 31, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The normal course of business exposes us to a variety of operational, reputational, legal, and regulatory risks, which we monitor closely to safeguard our clients’ assets and our company’s assets. All of these risks could affect our financial performance and condition adversely. Our primary risks are credit risk, interest rate risk, financial market risk, regulatory risk, and economic risk. For more information about these risks, read the credit quality discussion in this report and the risk discussion and Item 1A in our 2010 Annual Report on Form 10-K.
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
Our interest rate risk management objective is to minimize reductions in net interest income that might result from changes in market interest rates. To mitigate interest rate risk, we:
•	Maintain a mix of assets and liabilities that gives us flexibility in a dynamic marketplace.
•	Manage the relative proportion of fixed and floating rate assets and liabilities so we can manage their repricing characteristics as closely as possible.
•	Manage the size of our investment securities portfolio and the mix of instruments in it. For more information about this, read Note 12, “Investment securities,” in the consolidated financial statements in this report.
•	Sell most newly originated fixed rate residential mortgages into the secondary market. By limiting the fixed rate residential mortgages in our loan portfolio, we eliminate much of the long-term risk inherent in holding instruments with fixed rates and long-term maturities.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
•	Prefer to manage our exposure to fixed rate mortgages through our investment securities portfolio. The mortgage-backed instruments in our investment securities portfolio typically have shorter maturity and duration characteristics than a portfolio of individual mortgage loans.
•	Use derivative instruments. For more information about this, read the discussion of off-balance-sheet arrangements and contractual obligations and Note 7, “Derivative and hedging activities,” in the consolidated financial statements in this report.
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
We believe the primary measure of interest rate risk management is the net interest margin. For more information about our interest rate risk position and management strategies, read the interest rate risk discussion in our 2010 Annual Report on Form 10-K.
Interest rate risk in the first three months of 2011
We remained asset sensitive in the first three months of 2011. At March 31, 2011, approximately $4.77 billion of commercial loans were repricing within 30 or fewer days, while approximately $224.4 million of non-core funding was repricing in 90 or fewer days.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Loan and deposit repricing characteristics as a percentage of total loan balances

	At 3/31/11	At 12/31/10
Total loans outstanding with floating rates	79%	79%
Commercial loans with floating rates	90%	90%
Floating rate commercial loans tied to a prime rate	41%	43%
Floating rate commercial loans tied to the 30-day LIBOR	38%	38%
Non-core funding maturing in ≤ 90 days	13%	19%
The net interest margin for the 2011 first quarter was 2.17%, compared with 3.03% for the 2010 first quarter. For more information about this, read the net interest margin discussion and the analysis of changes in interest income and expense due to volume and rate, which appear between the discussions of Regional Banking and noninterest income in this report.
The table below presents various hypothetical scenarios of gradual changes in market interest rates over the next 10 months and the corresponding estimated percentage change in net interest income over the next 12 months. At March 31, 2011, our interest rate risk simulation model projected that, if short-term rates were to increase gradually over a 10-month period in a series of equal-sized moves that totaled 250 basis points, our net interest income would increase 21.4% over the 12 months beginning March 31, 2011. We discontinued modeling the declining rate scenario in December 2008, after the FOMC included zero percent in its target rate range, since the declining rate scenario would have created negative interest rates in the model.
Simulated effect of interest rate changes on net interest income

	For the 12 months beginning:
Gradual change in market interest rates over a 10-month period	3/31/11	12/31/10

+ 250 basis points	21.4%	19.7%
+ 150 basis points	11.6%	10.5%
+ 50 basis points	2.9%	2.4%
In our estimation, the marginal impact of the first 75 basis point increase in short-term market rates is limited because:
•	Some of our variable-rate loans are priced at rates that currently are higher than prevailing short-term market rates.
•	We established a minimum commercial lending rate of 4.00%, which exceeds the current National Prime rate of 3.25%.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The percentage of total revenue subject to financial market risk for the 2011 first quarter was higher than the percentage for the 2010 first quarter because net interest income for the 2011 first quarter was lower and because CCS revenue was higher.
We discuss these changes in revenue more fully in earlier sections of this report.
Revenue subject to financial market risk

	2011	2010
(dollars in millions)	Q1	Q1
Wealth Advisory Services (WAS):
Trust and investment advisory fees	$34.2	$34.4
Mutual fund fees	0.6	0.9

Total WAS revenue subject to financial market risk	$34.8	$35.3
Total WAS revenue	$41.4	$44.1

Corporate Client Services (CCS):
Retirement services	$23.7	$21.5
Investment/cash management services	3.8	3.5

Total CCS revenue subject to financial market risk	$27.5	$25.0
Total CCS revenue	$50.5	$48.0

Affiliate money managers revenue	$5.3	$4.8

Total revenue subject to financial market risk	$67.6	$65.1
Total revenue [1]	$159.7	$182.0
Percent of total revenue subject to financial market risk [1]	42%	36%

[1]	Total revenue is the combination of net interest income (before the provision for loan losses) and total noninterest income (excluding other-than-temporary impairment losses and securities gains/losses).

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our investment securities portfolio is also subject to financial market risk, because financial markets determine the valuations of the instruments we hold in the portfolio. For more information about this, read the quarterly analyses of earnings, which appears in this report between the discussions of the net interest margin and noninterest income.
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
OTHER RISK
For more information about our credit, interest rate, financial market, economic, operational, fiduciary, regulatory, and legal risk, read Part 1, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K and Part II, Item 1A of this report.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
ITEM 4. CONTROLS AND PROCEDURES
Our chairman and chief executive officer, as well as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Securities Exchange Act Rule 13a-15(e). Based on that evaluation, they concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to any material information about our company (including our consolidated subsidiaries) that we are required to include in the periodic filings we make with the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the first quarter of 2011 that materially affected, or is reasonably likely to have a material effect on, our internal control over financial reporting.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
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
Merger Litigation
On November 5, 2010, two purported stockholders of Wilmington Trust Corporation filed lawsuits in the Delaware Court of Chancery, captioned Medich v. Wilmington Trust Corporation, et al., C.A. No. 5958 (Del. Ch.) and Yi v. Wilmington Trust Corporation, et al., C.A. No. 5959 (Del. Ch.). On November 9, 2010, a third purported stockholder of Wilmington Trust Corporation filed a lawsuit in the Delaware Court of Chancery captioned Burie v. Foley, et al., C.A. No. 5970 (Del. Ch.). On December 8, 2010, these complaints were consolidated under the caption In re Wilmington Trust Corporation Shareholders Litigation, C.A. No. 5958-VCL (Del. Ch.). On December 10, 2010, the plaintiffs filed an amended and consolidated complaint (Consolidated Complaint). On December 20, 2010, the defendants moved to dismiss the Consolidated Complaint.
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
On February 9, 2011, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin the merger. After substantial discovery, on March 3, 2011, the parties entered into a Memorandum of Understanding to settle this action, pursuant to which defendants disclosed additional information requested by the plaintiffs in connection with the stockholder vote on the merger. The proposed settlement is subject to completion of confirmatory discovery and Court approval.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
PART II — OTHER INFORMATION
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
On March 7, 2011, the Court entered an order in all three of the remaining cases appointing The Institutional Investor Group as lead plaintiff, approving its selection of co-lead counsel, and consolidating the securities actions.
On March 22, 2011, the Court granted the parties’ Joint Motion to Establish a Schedule for Filing the Consolidated Amended Complaint and Responses. Under the terms of this order, the lead plaintiff has until May 16, 2011 to file a consolidated amended complaint; the defendants have until July 27, 2011 to move, answer, or otherwise respond to the amended complaint; the lead plaintiff has until September 12, 2011 to oppose that motion; and the defendants have until October 27, 2011 to file a reply to that opposition.
We believe the claims asserted in this consolidated action are without merit and intend to vigorously defend against them.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
PART II — OTHER INFORMATION
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
On February 28, 2011, plaintiff Gray moved to consolidate the cases, and to appoint interim co-lead class counsel and liaison counsel. On March 14, 2011, plaintiffs Bradford and Outten moved to consolidate the cases and to appoint interim counsel. As of the filing date of this report, the Court had not yet ruled on these motions.
We believe the claims asserted are without merit and intend to defend vigorously against these lawsuits.
As of March 31, 2011, we believed that other than the matters described above, there were no outstanding legal matters that, upon their ultimate resolution, would have a materially adverse effect on our consolidated financial statements.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There were no changes in our risk factors from those disclosed in Part 1, Item 1A in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities in the first quarter of 2011.
Issuer purchases of equity securities
We did not acquire or repurchase any of our shares during the first quarter of 2011 under our current 8-million-share repurchase plan, which our Board of Directors authorized in April 2002. At March 31, 2011, there were 4,956,204 shares available under this program. We have agreed not to repurchase our stock without prior written approval from our regulators, and any such repurchase would be subject to the restrictions contained in our merger agreement with M&T. In addition, until December 12, 2011, or until the U.S. Treasury no longer holds any of the Series A preferred stock we issued under the CPP, whichever is earlier, we are not permitted to repurchase any of our common stock, subject to certain exceptions, without prior approval of our regulators. Shares repurchased in the table below include shares we received when recipients of stock-based compensation tendered their shares to exercise options or to cover payroll taxes on restricted stock vesting.
In the table below, the data in column (d) include shares that we may acquire under our employee benefit plans and share repurchase plan.
Share repurchase activity in the first quarter of 2011

			(c)	(d)
	(a)	(b)	Total number of shares (or	Maximum number (or appropriate
	Total number of	Average price	units) purchased as part of	dollar value) of shares (or units)
	shares (or units)	paid per share	publicly announced plans	that may yet be purchased under
Period	purchased	(or unit)	or programs	the plans or programs
January 1 - 31, 2011	—	$—	—	14,751,654
February 1 - 28, 2011	—	$—	—	14,338,767
March 1 - 31, 2011	9,684	$20.45	—	14,258,288

Total	9,684	$20.45	—	14,258,288
Our ability to pay dividends on our common stock is limited by our participation in the CPP, other regulatory restrictions, and our own prudent capital management policies. Our policy is not to pay dividends that would cause our regulatory capital ratios to fall below the level required for us to qualify as a well-capitalized financial institution. For more information about these regulatory capital ratios, read Note 14, “Capital,” and the capital resources section in this report, as well as the capital resources section in our 2010 Annual Report on Form 10-K.
Wilmington Trust Company may not pay any dividends to us that would cause its regulatory capital ratios to fall below the minimum levels required for it to remain a well-capitalized institution under the applicable regulatory capital standards, or the minimum levels required under its internal capital plan, whichever are higher, without prior written approval from its regulators. For more information about our dividends and restrictions on our ability to pay them, read the capital resources section, Item 1A, “Risk factors,” and Note 17, “Capital,” in our 2010 Annual Report on Form 10-K.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
PART II — OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
There were no defaults on senior securities in the 2011 first quarter.

ITEM 4.	OTHER INFORMATION
We have no information to report in addition to what is disclosed elsewhere in this report.

ITEM 5.	EXHIBITS

Exhibit
Number	Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications *

32	Section 1350 Certifications *

101.INS	XBRL Instance Document *†

101.SCH	XBRL Taxonomy Extension Schema Document *†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

*	Filed herewith.

†	Attached as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (2) the Consolidated Statements of Condition at March 31, 2011, and December 31, 2010; (3) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010; (4) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (5) Notes to Consolidated Financial Statements for the three months ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

Wilmington Trust Corporation and subsidiaries
Form 10-Q for the three months ended March 31, 2011
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILMINGTON TRUST CORPORATION
Date: May 13, 2011	/s/ Donald E. Foley
	Name:	Donald E. Foley
	Title:	Chief Executive Officer (Authorized Officer)

Date: May 13, 2011	/s/ David R. Gibson
	Name:	David R. Gibson
	Title:	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)